Form 10-K
period 1993-12-31
LOEWS CORP
filed 1994-03-25
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1993

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  ____________  to _____________

Commission File Number 1-6541


                               LOEWS CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                                13-2646102
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 667 Madison Avenue, New York, N.Y. 10021-8087
              (Address of principal executive offices) (Zip Code)

                                 (212) 545-2000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
 Title of each class                                        which registered
 -------------------                                    ------------------------

Common Stock, par value $1.00 per share                  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x].
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X                         No
                    --------                        --------

  As at February 25, 1994, 61,519,700 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $4,080,845,000.

                      Documents Incorporated by Reference:

  Portions of the Loews Corporation Notice of Annual Meeting of Stockholders and Proxy Statement dated March 24, 1994 are incorporated by reference into Part
III. (Registrant intends to file a definitive proxy statement with the Commission prior to April 30, 1994.)

================================================================================

                               LOEWS CORPORATION

                           INDEX TO ANNUAL REPORT ON
                            FORM 10-K FILED WITH THE
                       SECURITIES AND EXCHANGE COMMISSION

                      For the Year Ended December 31, 1993


Item                                                                        Page
 No.                                PART I                                   No.
- ----                                                                        ----

  1   BUSINESS ............................................................   2
          CNA Financial Corporation .......................................   2
          Lorillard, Inc. .................................................  17
          Loews Hotels Holding Corporation ................................  21
          Bulova Corporation ..............................................  22
          Diamond Offshore Drilling, Inc. .................................  23
          Other Interests .................................................  25
  2   PROPERTIES ..........................................................  26
  3   LEGAL PROCEEDINGS ...................................................  26
  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................  29
      EXECUTIVE OFFICERS OF THE REGISTRANT ................................  29

                                    PART II

  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS ............................................................  30
  6   SELECTED FINANCIAL DATA .............................................  30
  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS ..............................................  31
  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................  40
  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE ...............................................  41

                                    PART III

        Information called for by Part III has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

                                    PART IV

 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
       ON FORM 8-K ........................................................  41

                                       1

                                     PART I

Item 1. Business.

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 83% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the distribution and sale of watches and the production and sale of other timing devices (Bulova Corporation, a 97% owned subsidiary); and the operation of oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a wholly owned subsidiary). In addition, a wholly owned subsidiary owns approximately 20% of the outstanding common stock of CBS Inc.

  Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation and its subsidiaries, on a consolidated basis.

  Information relating to the major business segments from which the Company's consolidated revenues and income are derived is contained in Note 17 of the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

                           CNA FINANCIAL CORPORATION

  CNA Financial Corporation ("CNA") and its consolidated subsidiaries constitute the ninth largest insurance company in the United States as measured by 1992 statutory premium volume. CNA was incorporated in 1967 as the parent company of Continental Casualty Company ("CCC"), incorporated in 1897, and Continental Assurance Company ("CAC") incorporated in 1911. In 1975, CAC became a wholly owned subsidiary of CCC. CNA's property and casualty insurance operations are conducted by CCC and its property and casualty insurance affiliates, and its life insurance operations are conducted by CAC and its life insurance affiliates. CNA's principal business conducted through its insurance subsidiaries is insurance. As multiple-line insurers, the insurance companies underwrite property, casualty, life, and accident and health coverages. Their principal market for insurance is the United States. Foreign operations are not significant.

  The following provides information regarding CNA's property and casualty insurance and life insurance operations.

                        PROPERTY AND CASUALTY INSURANCE

  CNA's property and casualty operations market commercial and personal lines of property and casualty insurance through independent agents and brokers.

  CCC and its property and casualty insurance subsidiaries write primarily commercial lines coverages. Customers include large national corporations, small and medium-sized businesses, groups and associations, and professionals. Coverages are written primarily through traditional insurance contracts, under which risk is transferred to the insurer. Many commercial account policies are written under retrospectively-rated contracts, which are experience-rated. Premiums for such contracts may be adjusted, subject to limitations set by contract, based on loss experience of the insureds. Other experience-rated policies include provisions for adjustments to dividends based on loss experience. Experience-rated contracts reduce risk to the insurer. Approximately 40% of CNA's property and casualty insurance is written on an experience-rated basis.

  CNA also provides loss control, policy administration and claim administration services under service contracts for fees. Such services are provided primarily in the workers' compensation market, where retention of risk through self insurance or high deductible programs has become increasingly prevalent.

                                       2

  Commercial business includes such lines as workers' compensation, general liability, professional and specialty, multiple peril, and accident and health coverages. Professional and specialty coverages include liability coverage for architects and engineers, lawyers, accountants, medical and dental professionals; directors and officers liability; and other specialized coverages. CNA also assumes commercial risks from other insurers. CNA's primary lines are workers' compensation, general liability and professional and specialty coverages, which accounted for 29%, 18% and 13%, respectively, of 1993 premiums earned, including premiums for involuntary risks. Premiums for involuntary risks result from mandatory participation in residual markets. CNA is required by the various states in which it does business to provide coverage for risks that would not otherwise be considered under CNA's underwriting standards. CNA's share of involuntary risks is generally a function of its share of the voluntary market by line of insurance in each state.

  CNA also markets personal lines of insurance, primarily automobile and homeowners coverages sold to individuals under monoline and package policies.

  The following table sets forth supplemental data for the property and casualty business:

                                                Years Ended December 31,
                                         ---------------------------------------
                                            1993          1992          1991
                                         ---------------------------------------
                                                (In millions of dollars)

Commercial Premiums Earned:
  Workers' compensation ..............    $ 1,501.5     $ 1,669.2     $ 1,920.4
  General liability ..................      1,154.5       1,176.0       1,292.6
  Professional and specialty .........        798.9         741.5         763.9
  Reinsurance and other ..............        712.2         556.0         482.0
  Accident and health ................        428.3         352.6         294.2
  Multiple peril .....................        368.5         374.9         397.2
                                          --------------------------------------
                                          $ 4,963.9     $ 4,870.2     $ 5,150.3
                                          ======================================
Personal Premiums Earned:
  Personal lines packages ............    $   510.7     $   447.3     $   335.6
  Monoline automobile and property
   coverages .........................        343.5         395.0         470.7
  Accident and health ................         85.6          88.6          88.8
                                          -------------------------------------
                                          $   939.8     $   930.9     $   895.1
                                          =====================================
Involuntary Risks Premiums Earned (a):
  Workers' compensation ..............    $   292.3     $   451.4     $   499.5
  Commercial passenger ...............         50.3          44.9          66.6
  Private passenger ..................         23.2          52.5          39.2
  Property and multiple peril ........          5.5           3.7           4.6
                                          -------------------------------------
                                          $   371.3     $   552.5     $   609.9
                                          =====================================
Net Investment Income and Other Income:
  Commercial .........................    $   979.8     $ 1,087.3     $ 1,131.3
  Personal ...........................        156.1         165.3         160.1
  Involuntary risks ..................         75.7          83.6          78.5
                                          -------------------------------------
                                          $ 1,211.6     $ 1,336.2     $ 1,369.9
                                          =====================================
Underwriting Income (Loss):
  Commercial .........................    $(1,535.6)    $(2,505.9)    $  (707.1)
  Personal ...........................        (99.7)       (152.8)       (172.1)
  Involuntary risks ..................       (156.5)       (340.9)       (345.5)
                                          -------------------------------------
                                          $(1,791.8)    $(2,999.6)    $(1,224.7)
                                          =====================================

                                       3

                                                Years Ended December 31,
                                         --------------------------------------
                                            1993          1992          1991
                                         --------------------------------------
                                                (In millions of dollars)

Trade Ratios (b):
  Loss ratio  ........................       96.8%        116.7%          88.1%
  Expense ratio ......................       27.3%         26.2%          25.8%
  Combined ratio (before policyholder
   dividends) ........................      124.1%        142.9%         113.9%
  Policyholder dividend ratio ........        2.3%          1.9%           2.4%

Trade Ratios-Statutory Basis (b):
  Loss ratio .........................       96.4%        116.3%          88.2%
  Expense ratio ......................       27.1%         25.6%          25.6%*
  Combined ratio (before policyholder
   dividends) ........................      123.5%        141.9%         113.8%*
  Policyholder dividend ratio ........        3.1%          2.4%           2.7%

Other Data-Statutory Basis (c):
  Statutory capital and surplus ......   $3,598.4      $3,135.8       $3,927.5
  Written to surplus ratio ...........        1.7           2.0            1.7*

- ----------------

  * In 1991, CNA changed its statutory method of accounting for property and casualty written premium on indeterminate premium products (policies subject to exposure audits). This new method defers the recognition of written premium and acquisition expenses generally until billed. The effect of this change in 1991 was a one-time reduction in written premium and related acquisition expenses of $864 and $78 million, respectively. In order to provide comparability, the Other
Data and Trade Ratios for 1991 shown above do not reflect the one-time impact of this statutory accounting change.

  (a) Property and casualty involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers and other involuntary charges.

  (b) Trade ratios reflect the results of CCC and its property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss ratio is the percentage of incurred claims and claims adjustment expenses to premiums earned. Under generally accepted accounting principles, the expense ratio is the percentage of underwriting expenses, including the change in deferred acquisition costs, to premiums earned. Under statutory accounting principles, the expense ratio is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

  (c) Other data is determined on the basis of statutory accounting principles and reflects capital contributions from CNA of $475 million in 1993. In addition, dividends of $150, $100 and $130 million were paid to CNA by CCC in 1993, 1992 and 1991, respectively. Property and casualty insurance subsidiaries have received, or will receive, reimbursement from CNA for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses in the amounts of $167.5, $141.1 and $133.8 million in 1993, 1992, and 1991, respectively.

  The following table displays the distribution of domestic written premium by state:

                           State                       Years Ended December 31,
                           -----                      -------------------------
                                                           1993         1992
                                                      -------------------------

California .........................................       12.1%        11.8%
New York ...........................................        8.4          8.0
Pennsylvania .......................................        5.9          6.1
Texas ..............................................        6.2          5.7
Illinois ...........................................        5.1          5.1
Florida ............................................        4.1          3.3
New Jersey .........................................        3.3          3.1
All other states (a) ...............................       43.1         41.5
Reinsurance assumed:
  Voluntary ........................................        6.9          7.9
  Involuntary ......................................        4.9          7.5
                                                          -----        -----
                                                          100.0%       100.0%
                                                          =====        =====

  (a) No other state accounts for more than 3.0% of direct written premium.

  The growth and profitability of CNA's property and casualty insurance business is dependent on many factors, including competitive and regulatory influences, the efficiency and costs of operations, underwriting quality, the level of natural disasters, and investment results.

  In recent years, CNA's growth and earnings have been impacted by a prolonged cycle of inadequate commercial lines pricing, particularly in the workers' compensation market. CNA has intensified efforts in the political sphere on behalf of a more predictable and equitable insurance marketing climate. CNA has taken a leadership role in seeking workers' compensation reform in several states. Among CNA's marketing strategies during this difficult time are to emphasize responsible pricing over premium growth and to aggressively adapt to changes in certain markets such as those in which self insurance has become important. CNA has also initiated wide-scale cost management measures. CNA has continued actions to reduce or stabilize the costs of doing business, including costs of health care, fraud and tort liability. Programs include managed health care programs and formation of a department devoted exclusively to fighting fraud.

  Workers' compensation has been a difficult line of business during the past several years. Despite rapidly escalating loss costs, state regulators have been unwilling to allow premium rate increases sufficient for insurers to earn a profit. Unlike other insurance carriers, CNA has remained in this market in most states. It continues to believe that workers' compensation is a critical product to its customers, and with its proven expertise in this line, that there is a profit potential over the long term.

  During this current industry downcycle, CNA has restricted its exposure to workers' compensation and has taken other steps to mitigate the underwriting losses in workers' compensation. These steps include increasing conservatism of underwriting standards, continuing migration of guaranteed cost policies to experience-rated contracts, and as mentioned previously, aggressive cost containment programs geared to reduce frequency and severity of claims. During 1993, 65% of workers' compensation insurance was written on an experience-rated basis. As a result of these steps, the past year's experience has been encouraging as accident year loss ratios have improved slightly. After factoring in the investment income related to projected cash flows, this line of business produced a positive economic return in the 1992 and 1993 accident years. CNA believes that further improvement in workers' compensation results will occur as its many efforts toward this objective continue.

  The state of California is CNA's largest market, accounting for 12% of its premium volume in 1993. Workers' compensation is the largest line of business in California accounting for approximately 40% of premiums written in 1993. As noted in the discussion of countrywide strategies for workers' compensation, approximately 87% of California's workers' compensation business was written via loss sensitive contracts.

Profitability trends are slightly more favorable in this state than countrywide primarily as a result of recently enacted major workers' compensation reform legislation which included improved benefit provisions and open premium rating. As a result, favorable profitability trends in workers' compensation are expected to continue. Other major lines of business in California, including commercial multiple peril, commercial automobile and general liability, are producing less favorable results than countrywide. CNA is aggressively seeking adequate premium rates for these lines within the confines of the current regulatory constraints.

  Property/Casualty Claims and Claims Expense: Property/casualty claims and claims expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and health disability claims are based on (a) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations, (b) estimates of unreported losses based upon past experience, (c) estimates of assumed insurance, (d) estimates of future expenses to be incurred in settlement of claims and (e) estimates of claim recoveries. Loss reserve calculations are based on quantitative techniques which utilize historical trends to project future payments. Other factors, including mix of business, the anticipated effects of inflation, and other current conditions and trends, are implicit in the estimation process. The schedule on page 3 provides information on mix of business.

  Structured settlements have been negotiated for certain liability claims under commercial automobile, personal automobile, workers' compensation, professional liability and other liability coverages. Structured settlements are agreements to provide periodic payments to claimants, which are fixed and determinable as to the amount and time of payment. Certain structured settlements are funded by annuities purchased from CAC. Related annuity obligations are carried in future policy benefits reserves. Obligations for structured settlements not funded by annuities are carried at discounted values which approximate the alternative cost of annuity purchases. Such reserves, discounted at interest rates ranging from 6.3% to 7.5%, totaled $749, $663 and $555 million at December 31, 1993, 1992 and 1991, respectively. Ultimate payouts under all existing contracts at December 31, 1993 will approximate $2.2 billion.

  In 1992 CNA changed its accounting for claim reserves related to workers' compensation lifetime claims and accident and health disability claims. Reserving practices under both statutory and generally accepted accounting principles allow discounting of reserves for fixed and determinable claim obligations. Reserve discounting for these types of claims is common industry practice. These claim reserves are discounted at interest rates ranging from 3.5% to 5.5% with mortality and morbidity assumptions reflecting current industry experience. At December 31, 1993, such discounted reserves totaled $970 million; ultimate payouts for these claims are estimated to be $1.4 billion.

  Claims and claims expense reserves are based on estimates and the ultimate liability may vary significantly from such estimates. Any adjustments that are made to the reserves are reflected in operating income in the year such adjustments are made.

  In 1993, CNA adopted Statement of Financial Accounting Standards ("SFAS") No. 113 which requires that balances pertaining to reinsurance transactions be reported "gross" on the balance sheet rather than as reductions of reserves for claims and claims expenses. As a result of this change in reporting, the reserve balances reported in the financial statements prepared in accordance with generally accepted accounting principles and those prepared under statutory accounting practices differ by the amount of ceded reserves of $2.9 and $2.5 billion at December 31, 1993 and 1992, respectively.

  The retention limits of CNA's property/casualty business vary by type of coverage and are based on individual risks underwritten. In general, retention limits have been increased with the growth in underwriting capacity. There have been no reinsurance transactions, such as portfolio reserve transfers or swaps of reserves, that have had a material impact on net income.

Asbestos-related and environmental pollution claims

  Reserves include estimated amounts for exposures to asbestos-related and environmental pollution claims. Reserving for such claims involves significant uncertainties for both CNA and the industry, characterized by complex and costly litigation and further compounded by the tendency of the courts to broadly reinterpret contracts beyond their original intent.

  A summary of asbestos-related and environmental pollution claims and claims expense activity follows:


                                            Claims and Claims Expense
                              --------------------------------------------------
                                Reserves, Net of
                                  Reinsurance               Payments
                                  December 31,             Years Ended
                              --------------------   ---------------------------
                                1993        1992       1993     1992      1991
                              --------------------   ---------------------------
                                                 (In millions)

Asbestos-related............   $2,080      $1,683      $204     $112       $39
Environmental pollution.....      433          59        72       38        49
                               -----------------------------------------------
  Total ....................   $2,513      $1,742      $276     $150       $88
                               ===============================================


  A major portion of CNA's asbestos-related claim exposure involves litigation with Fibreboard Corporation, as discussed in Note 16 of Notes to Consolidated Financial Statements. Adverse reserve developments for asbestos-related claims totaled $601, $1,689 and $48 million in 1993, 1992 and 1991, respectively.

  Potential exposures also exist for claims involving environmental pollution, including toxic waste clean-up. Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

  Reserve development for environmental pollution claims totaled $446, $48 and $47 million in 1993, 1992 and 1991, respectively, including litigation costs of $28, $25 and $21 million. Adverse development for 1993 primarily resulted from the allocation of approximately $340 million of reserves for unreported claims. The results of operations in future years may continue to be adversely affected by environmental pollution claims and claims expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted. See
Note 16 of Notes to Consolidated Financial Statements.

Reserves for property/casualty claims and claims expense

  The following table provides a reconciliation between beginning and ending claims and claims expense reserve balances for 1993, 1992 and 1991. In 1992, beginning and ending reserve balances were restated to retroactively reflect the accounting change for discounting discussed previously. Not included in the following table is premium development related to certain insurance policies subject to retroactive premium adjustments, based on various factors including loss experience. As a result, CNA also recorded premium and dividend related development to prior years of $(127), $50 and $(43) million in 1993, 1992 and 1991, respectively.


                                                Changes in Reserves for
                                                   Property/Casualty
                                               Claims and Claims Expense
                                                Years Ended December 31,
                                          -------------------------------------
                                            1993          1992          1991
                                          -------------------------------------
                                                     (In millions)

Reserves at beginning of year:
  Gross ..............................     $20,034       $17,712       $16,530
  Ceded reinsurance ..................       2,867         3,297         3,440
                                           -----------------------------------
    Net ..............................      17,167        14,415        13,090
                                           -----------------------------------

Net incurred claims and claims expense:
  Provision for insured events of
   current year ......................       5,388         5,708         5,811
  Increase (decrease) in provision for
   insured events of prior years .....         590         1,617          (106)
  Amortization of discounts ..........          94           104            89
                                           -----------------------------------
    Total net incurred ...............       6,072         7,429         5,794
                                           -----------------------------------

Net payments:
  Attributable to current year events        1,202         1,260         1,177
  Attributable to prior year events ..       3,706         3,411         3,285
  Amortization of discounts ..........          10             6             7
                                           -----------------------------------
    Total net payments ...............       4,918         4,677         4,469
                                           -----------------------------------

Net reserves at end of year ..........     $18,321       $17,167       $14,415
                                           ===================================

Gross reserves at beginning of year ..     $20,034       $17,712       $16,530
                                           -----------------------------------
Gross incurred claims and claims expense:
  Provision for insured events of
   current year ......................       5,817         6,382         6,320
  Increase (decrease) in provision for
   insured events of prior years .....         305         1,487          (174)
  Amortization of discounts ..........          94           104            89
                                           -----------------------------------
    Total gross incurred .............       6,216         7,973         6,235
                                           -----------------------------------

Gross payments:
  Attributable to current year events        1,278         1,348         1,245
  Attributable to prior year events ..       4,150         4,297         3,801
  Amortization of discounts ..........          10             6             7
                                           -----------------------------------
    Total gross payments .............       5,438         5,651         5,053
                                           -----------------------------------

Gross reserves at end of year ........     $20,812       $20,034       $17,712
                                           ===================================

  The following table displays the development of financial statement claims and claims expense reserves for 1983 through 1993. In this table, development of reserves is included in each calendar year between the date of loss and the date of reestimation. Therefore, the deficiencies of the original estimates of required reserves that are reflected below are cumulative and should not be summed. All reserve data has been restated to retroactively reflect the accounting change for discounting discussed previously.


                                      Schedule of Property/Casualty Loss Reserve Development
                                                      Years Ended December 31,
                        1983    1984     1985    1986    1987    1988    1989    1990    1991    1992    1993
- -------------------------------------------------------------------------------------------------------------
                                                      (In millions of dollars)

Gross reserves for
 unpaid claims and
 claims expense  ....      -       -        -       -       -       -       -  16,530  17,712  20,034  20,812
Ceded recoverable ...      -       -        -       -       -       -       -   3,440   3,297   2,867   2,491
                      ---------------------------------------------------------------------------------------
Net reserves for
 unpaid claims and
 claims expense .....  3,309   3,931    4,873   6,243   8,045   9,552  11,267  13,090  14,415  17,167  18,321

Net Paid
  (Cumulative) as of:
  One year later ....  1,074   1,330    1,594   1,335   1,763   2,040   2,670   3,285   3,411   3,706       -
  Two years later ...  1,624   1,936    2,932   2,383   2,961   3,622   4,724   5,623   6,024       -       -
  Three years later .  2,066   2,493    3,022   3,197   4,031   4,977   6,294   7,490       -       -       -
  Four years later ..  2,469   2,963    3,642   3,963   5,007   6,078   7,534       -       -       -       -
  Five years later ..  2,759   3,407    4,175   4,736   5,801   6,960       -       -       -       -       -
  Six years later ...  3,084   3,766    4,735   5,339   6,476       -       -       -       -       -       -
  Seven years later .  3,330   4,156    5,233   5,880       -       -       -       -       -       -       -
  Eight years later .  3,625   4,512    5,668       -       -       -       -       -       -       -       -
  Nine years later ..  3,914   4,901        -       -       -       -       -       -       -       -       -
  Ten years later ...  4,243       -        -       -       -       -       -       -       -       -       -

Net Reserves
 Reestimated as of:
  End of initial year  3,309   3,931    4,873   6,243   8,045   9,552  11,267  13,090  14,415  17,167  18,321
  One year later ....  3,367   3,985    5,047   6,642   8,086   9,737  11,336  12,984  16,032  17,757       -
  Two years later ...  3,477   4,122    5,573   6,763   8,345   9,781  11,371  14,693  16,810       -       -
  Three years later .  3,599   4,659    5,788   6,989   8,424   9,796  13,098  15,737       -       -       -
  Four years later ..  3,981   4,855    6,170   7,166   8,516  11,471  14,118       -       -       -       -
  Five years later ..  4,127   5,171    6,422   7,314  10,196  12,496       -       -       -       -       -
  Six years later ...  4,359   5,395    6,566   9,022  11,239       -       -       -       -       -       -
  Seven years later .  4,534   5,486    8,317  10,070       -       -       -       -       -       -       -
  Eight years later .  4,629   7,215    9,365       -       -       -       -       -       -       -       -
  Nine years later ..  6,351   8,270        -       -       -       -       -       -       -       -       -
  Ten years later ...  7,362       -        -       -       -       -       -       -       -       -       -
                      ---------------------------------------------------------------------------------------
Total net deficiency  (4,053) (4,339)  (4,492) (3,827) (3,194) (2,944) (2,851) (2,647) (2,395)   (590)      -
                      =======================================================================================

Reconciliation to
 Gross Reestimated
 Reserves:
Net reserves
 reestimated ........      -       -        -       -       -       -       -  15,737  16,810  17,757       -
Reestimated ceded
 recoverable ........      -       -        -       -       -       -       -   3,221   3,060   2,582       -
                      ---------------------------------------------------------------------------------------

Total gross
 reestimated reserves      -       -        -       -       -       -       -  18,958  19,870  20,339       -
                      =======================================================================================

Net Deficiency
 related to:
  Asbestos-related
   claims ........... (2,608) (2,606)  (2,640) (2,682) (2,635) (2,577) (2,476) (2,338) (2,290)   (601)      -
  Environmental .....   (595)   (601)    (599)   (597)   (582)   (577)   (550)   (539)   (493)   (446)      -
  Other .............   (850) (1,132)  (1,253)   (548)     23     210     175     230     388     457       -
                      ---------------------------------------------------------------------------------------
Total net deficiency  (4,053) (4,339)  (4,492) (3,827) (3,194) (2,944) (2,851) (2,647) (2,395)   (590)      -
                      =======================================================================================

  As the above table illustrates, most of the unfavorable reserve development is due to asbestos claims. A discussion of CNA's litigation with Fibreboard Corporation regarding asbestos-related bodily injury claims can be found in Note 16 of the Notes to Consolidated Financial Statements in Item 8.

  In addition to the asbestos and environmental reserve developments noted on page 8, the unfavorable reserve developments relate primarily to accident years 1986 and prior and are comprised of the following lines of business: product liability, medical malpractice, other liability, professional liability, reinsurance, and workers' compensation. In the early to mid-1980's, frequency and severity trends exceeded expectations, resulting in reserve deficiencies in 1986 and prior accident years. For accident years 1987 and subsequent, frequency and severity trends have noticeably moderated. In calendar year 1993, positive severity experience in professional liability lines and improvement in involuntary workers' compensation experience resulted in favorable development in accident years 1987 through 1992.

                                 LIFE INSURANCE

  CNA's life insurance operations markets individual and group insurance products through licensed agents, most of whom are independent contractors, who sell life insurance for CNA and for other companies on a commission basis. Individual insurance products include life, accident and health and annuity products, and are sold to individuals and small businesses.

  The individual life products currently being marketed consist primarily of term, universal life and participating policies. Included in the universal life category is a salary allotment product marketed through employers as a supplement to employers' benefit plans. Premiums are collected from employees through payroll deduction. The individual accident and health product currently being marketed is long-term disability. Individual annuity products are primarily periodic payment plans.

  Group insurance products include life, accident and health and pension products, and are sold to employers, employer associations and trusts ranging in size from small local employers to large multinational corporations. The group accident and health plans are primarily major medical and hospitalization. Most of the major medical and hospitalization plans are written under experience-rated contracts or contracts to provide claim administrative services only.

  CNA's products are designed and priced using assumptions CNA management believes to be reasonably conservative for mortality, morbidity, persistency, expense levels and investment results. Underwriting practices that CNA management believes are prudent are followed in selecting the risks that will be insured. Further, actual experience related to pricing assumptions is monitored closely so that adjustments to these assumptions may be implemented as necessary. CNA mitigates the risk related to persistency by including surrender charge provisions in its ordinary life and annuity policies in the first five to ten years, thus providing for the recovery of acquisition expenses. Investment portfolios supporting interest sensitive products, including universal life and individual annuities, are segregated from other investments and managed so as to minimize the liquidity and interest rate risks.
  Profitability in the life insurance business has decreased over the past two years as a result of declining investment income, reflecting lower interest rates and a large investment in short-term investments. Further, results continue to be impacted by intense competition and rising medical costs. CNA has aggressively pursued expense reduction through increases in automation and other productivity improvements. Increasing costs of health care have resulted in a continued market shift away from traditional forms of health coverage toward managed care products and experience-rated plans. CNA's ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation, and quality customer-focused service in order to properly position CNA in the evolving health care environment.

  The federal government's initiative to control health care costs and provide universal access to health care was presented in 1993. The impact of potential health care reform cannot be determined at this time. Such reform may affect both CNA's individual and group accident and health business. CNA has urged a meaningful role for the private sector in any proposed plan. The present health care system is clearly in need of reform, and CNA has emphasized that the competitive strengths of the insurance industry must be an integral part of a workable solution.

  The following table sets forth supplemental data for the life insurance business:

                                                Years Ended December 31,
                                          -------------------------------------
                                            1993          1992          1991
                                          -------------------------------------
                                                (In millions of dollars)

Individual Premiums:
  Life and annuities .................    $  312.1      $  294.7      $  287.9
  Accident and health ................        30.9          27.1          24.3
                                          ------------------------------------
                                          $  343.0      $  321.8      $  312.2
                                          ====================================

Group Premiums:
  Life ...............................    $  107.2      $  100.7      $   90.8
  Accident and health (a) ............     1,983.0       1,957.5       1,887.0
  Annuities ..........................         9.0          57.7          24.3
                                          ------------------------------------
                                          $2,099.2      $2,115.9      $2,002.1
                                          ====================================

Net Investment Income and Other Income:
  Individual .........................    $  154.2      $  163.0      $  162.5
  Group ..............................       142.8         156.6         185.4
                                          ------------------------------------
                                          $  297.0      $  319.6      $  347.9
                                          ====================================

Income Excluding Realized Capital
 Gains, Before Income Tax:
   Individual ........................    $   14.5      $   22.5      $   13.8
   Group .............................        51.9          56.1          76.0
                                          ------------------------------------
                                          $   66.4      $   78.6      $   89.8
                                          ====================================

Gross Life Insurance in Force:
  Individual (c) .....................    $ 76,835      $ 75,569      $ 71,539
  Group ..............................      35,413        29,643        27,139
                                          ------------------------------------
                                          $112,248      $105,212      $ 98,678
                                          ====================================
Other Data (b):
  Statutory capital and surplus ......    $1,022.0      $1,003.0      $  968.4
  Statutory capital and surplus-
   percent of total liabilities ......        30.1%         33.4%         29.9%
  Participating policyholders'-percent
   of gross life insurance in force ..         1.1%          1.2%          1.6%

- --------------

 (a) Group accident and health premiums include contracts involving U.S.
Government employees and their dependents amounting to approximately $1.7, $1.6 and $1.5 billion in 1993, 1992 and 1991, respectively.

 (b) Other Data is determined on the basis of statutory accounting principles.
Life insurance subsidiaries have received, or will receive, reimbursement from CNA for general management and administrative expenses and investment expenses in the amounts of $25.6, $24.5 and $25.7 million in 1993, 1992 and 1991, respectively. Statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the Asset Valuation and Interest Maintenance Reserves as surplus.

 (c) Lapse ratios as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in force were 9.7%, 8.6%, and 10.4% in 1993, 1992, and 1991, respectively.

Annuities and guaranteed investment contracts

  CAC writes the majority of its annuities and guaranteed investment contracts ("GIC's") in a fixed or non-variable Separate Account, which is permitted by Illinois Insurance statutes. This treatment affords the contractholders additional security, in the form of CAC's general account surplus, which supports any principal and/or guaranteed interest payment shortfalls of the Separate Account.

  CNA manages the liquidity and interest rate risks on the GIC portfolio by matching the GIC assets and liabilities on the basis of duration and maintaining market value surrender adjustments on the majority of the contracts.

  The following table illustrates the matching of the duration of assets and liabilities for the GIC portfolio, the investment yield, the weighted average interest crediting rates and withdrawal characteristics.


                                                      December 31,
                                          -----------------------------------
                                            1993          1992          1991
                                          -----------------------------------

Duration in years:
  Assets .............................     2.68           3.04          2.85
  Liabilities ........................     2.73           2.69          2.54
                                           ---------------------------------
     Mismatch ........................     (.05)           .35           .31
                                           =================================
Weighted average investment yield ....     7.11%          8.05%         9.38%
                                           =================================
Weighted average interest crediting
 rates ...............................     7.74%          8.32%         8.84%
                                           =================================
Withdrawal Characteristics:
  With market value adjustment .......       81%            83%           85%
  Non-withdrawable ...................       13             12            11
  Without market value adjustment ....        6              5             4
                                           ---------------------------------
     Total ...........................      100%           100%          100%
                                           =================================


  As shown above, the investment yield at December 31, 1993 and 1992 was less than the average crediting rate. However, this occurred because of security sales resulting in realized capital gains. Although the sales proceeds were invested at lower yields, the asset base was increased. At December 31, 1993 and 1992, the GIC estimated market value of assets exceeded the estimated market value of contract liabilities and expenses.

                                  INVESTMENTS

  CNA's general account investment portfolio is managed to maximize after-tax investment return, while minimizing credit risks with investments concentrated in high quality securities to support its insurance underwriting operations. At December 31, 1993, approximately 20% of CNA's general account portfolio is invested in long-term state and municipal bonds in order to maximize after-tax yield and provide for a more stable yield on the portfolio with a higher quality of investment than may otherwise be available.

  CNA has the capacity to hold its fixed income portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, or other similar factors. Accordingly, the fixed income securities are classified as available for sale. CNA's portfolio is managed based on the following investment strategies: (i) diversification is used to limit exposures to any one issue or issuer, and (ii) in general, the public market is used in order to provide liquidity.

  Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, principally anticipated claim payout patterns. Throughout 1992 and 1993 the level of short-term investments increased beyond that needed for short-term liquidity. This resulted in a decline in investment income in 1993. Management believes, however, that the increased concentration in short-term investments will reduce the impact that a rise in interest rates would have on its fixed income portfolio.

  The following summarizes CNA's distribution of general account investments:


                                                             December 31,
                                                       ------------------------
                                                         1993            1992
                                                       ------------------------
                                                             (In millions)

Fixed maturities (1):
  Tax exempt bonds ................................     $ 5,015        $ 9,502
  Taxable bonds ...................................      12,145          7,286
  Redeemable preferred stocks .....................         448            568
Equity securities:
  Common stocks ...................................         508            348
  Non-redeemable preferred stocks .................                          9
Mortgage loans ....................................          58             85
Policy loans ......................................         174            179
Short-term investments ............................       6,944          4,444
Real estate and other invested assets .............          71             57
                                                        ----------------------
  Total investments at carrying value .............     $25,363        $22,478
                                                        ======================

  (1) Fixed maturity securities are reported at fair value in 1993.


  As noted in Management's Discussion and Analysis of Financial Condition and Results of Operations, in 1993 CNA began a program of realigning its portfolio which resulted in realizing substantial gains. For the year ended December 31, 1993, CNA's property and casualty insurance subsidiaries sold approximately $35.4 billion of fixed income and equity securities realizing pre-tax net gains of $741.3 million. Of the securities sold, approximately $5.8 billion was from the tax-exempt municipal bond portfolio. Most of the proceeds from those sales have been invested in short-term securities, primarily U.S. Treasury bills and high-grade commercial paper. In addition to reducing the impact that a rise in interest rates would have on the fixed income portfolio, the increase in taxable short-term securities and the decrease in tax-exempt investments will allow CNA to minimize additional alternative minimum tax credit generated in 1992 and 1993.

  CNA's general account fixed income portfolio has consistently been of high quality as illustrated in the following table using the Standard & Poor's ratings convention (see note).


                                                             December 31,
                                                        -----------------------
                                                         1993             1992
                                                        -----------------------

AAA ...............................................       77%               73%
AA ................................................        8                10
A .................................................        7                10
BBB ...............................................        5                 3
Below BBB .........................................        3                 4
                                                         ---------------------
     Total ........................................      100%              100%
                                                         =====================

                                       13
  CNA's Separate Account investment portfolio is managed to specifically support the underlying insurance products (see the discussion of annuities and GIC's in "Life Insurance" above). Approximately 86% or $5.6 billion of Separate Account investments are used to fund GIC's; the remaining investments are funding variable products. Approximately 97% of the GIC investment portfolio is comprised of taxable fixed income securities. The quality of the GIC fixed income portfolio using the Standard & Poor's ratings convention (see note) is as follows:

                                                             December 31,
                                                        -----------------------
                                                         1993             1992
                                                        -----------------------

AAA ...............................................       44%               50%
AA ................................................        6                 9
A .................................................       18                18
BBB ...............................................       13                10
Below BBB .........................................       19                13
                                                         ---------------------
     Total ........................................      100%              100%
                                                         =====================


  Note: The bond ratings shown in the two tables above are primarily from Standard & Poor's (94% of the general account portfolio and 93% of the GIC portfolio in 1993). In the case of private placements and other unrated securities, comparable internal ratings are developed by CNA. These ratings are derived by management using available information on the issuer to assess the credit risk. Reference also may be made to similar instruments of the issuer that are rated by Standard & Poor's. In the case of unrated municipal bonds, a AAA rating may be assigned to issues with financial guarantee insurance.

  CNA actively manages its high yield bonds and maintains the level of such investments at prudent levels, as illustrated above. In 1993, the level of high yield investment increased $261 million to $1,068 million at year end. This increase is a result of the relative attractiveness of the high yield investment market in comparison to other investment opportunities during the year. Although the level of high yield investments has increased, the components of the high yield portfolio have shifted toward lower risk issues, with B and BB rated bonds comprising 91% of the high yield portfolio at December 31, 1993, compared to 82% at the end of 1992. High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. Further, CNA's investment in real estate and mortgage loans amounted to less than one-half of one percent of its total assets, substantially below industry averages.

  Included in CNA's 1993 AAA-rated fixed income securities (general and GIC portfolios) are $4.4 billion of asset-backed securities, consisting of approximately 47% in collateralized mortgage obligations ("CMO's"), 47% in U.S. Government agency pass through certificates and 6% in corporate asset-backed obligations. The majority of CMO's held are U.S. Government agency pass-through certificates, are actively traded in liquid markets and are priced monthly by broker-dealers. At December 31, 1993, market value exceeded amortized cost by approximately $87 million. CNA limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.

                                     OTHER

  Competition: All aspects of the insurance business are highly competitive. CNA's insurance operations compete with a large number of stock and mutual insurance companies and other entities for both producers and customers and must continuously allocate resources to refine and improve insurance products and services. Based on net statutory premiums written in 1992, CCC is ranked as the sixth largest property/casualty insurance organization among approximately 3,900 companies writing property and casualty insurance in the United States, about 900 of which operate in all or most states. CAC is ranked as the seventeenth largest consolidated life insurance organization among approximately 2,000 companies selling life insurance (including health insurance and pension products) in the United States, based on statutory premium revenue in 1992.

  Dividends by Insurance Subsidiaries: The payment of dividends to CNA by its insurance affiliates without prior approval of the Illinois Insurance Department ("IID") is limited to formula amounts determined in accordance with the accounting practices prescribed or permitted by the IID. The current formula limits dividends, without approval of the insurance commissioner, to the greater of 10% of prior year statutory surplus or prior year statutory net income (excluding realized gains in excess of 20% of the cumulative unrealized gains position). For 1994, approximately $360 million in dividends could be paid to CNA by its insurance affiliates without prior approval. The National Association of Insurance Commissioners ("NAIC") Financial Regulation Standards and Accreditation Committee approved the Illinois dividend formula as complying with the NAIC Model Dividend Law. All dividends must be reported to the insurance department within five business days of declaration and ten days prior to payment.

  Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative power relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, maintaining guarantee funds, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type and amount of investments permitted. Regulatory powers also extend to premium rate regulation which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.

  The trend for legislation and voter initiatives continues, particularly for personal lines products, directly impacting insurance rate development, rate application and the ability of insurers to cancel or renew insurance policies. Restrictions on the consideration of certain expenses, limits on services provided by advisory organizations, and politically suppressed workers' compensation rates in certain states continue to be of concern.

  Insurers are also required by the states to provide coverage to risks which would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage which must be provided to such involuntary risks. CNA's insurance subsidiaries share of these involuntary risks is generally a function of its share of the voluntary market, by line of insurance, in each state.

  In recent years, insolvencies of a few large insurers previously believed to be on solid financial ground by many rating agencies and state regulators have led to increased scrutiny of state regulated insurer solvency requirements by members of the U.S. Congress. Legislation has been introduced which, if passed, would subject insurers to federal solvency regulation. In response to this challenge the NAIC has developed new industry minimum Risk Based Capital ("RBC") requirements, established a formal state accreditation process designed to minimize the diversity of approved statutory accounting and actuarial practices, and has increased the annual statutory statement disclosure requirements.

  RBC requirements are effective for life insurers in 1993 and for property and casualty insurers in 1994. The RBC formulas were designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and insurance) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding action that the state insurance departments should initiate. The highest such level of capital adequacy above which insurance departments would take no action is defined as the Company Action Level. As of December 31, 1993, CNA's life insurance affiliates, Continental Assurance Company and Valley Forge Life Insurance Company, had adjusted capital amounts in excess of NAIC Company Action Levels. The new property/casualty RBC formula was adopted in December, 1993. Absent significant changes in the industry experience components of the formula,

CNA's property/casualty domestic insurers have adjusted capital amounts in excess of NAIC Company Action Levels.

  In addition to the newly established minimum capital requirements, the NAIC still maintains the Insurance Regulatory Information System ("IRIS"), which assists the state insurance departments in overseeing the financial condition of both life and property/casualty insurers. These tests are in the form of ratios, and have a range of results characterized as "usual" by the NAIC. The NAIC IRIS user guide regarding these ratios specifically states that "Falling outside the usual range is not considered a failing result..." and "...in some years it may not be unusual for financially sound companies to have several ratios with results outside the usual range." It is important, therefore, that IRIS ratio test results be reviewed carefully in conjunction with all other financial information.

  CCC had three IRIS ratios with unusual values in 1993, four in 1992 and none in 1991. The three ratios with unusual values in 1993 were the two year overall operating, investment yield, and the two year reserve development ratios. The four IRIS ratios with unusual values in 1992 were the two year overall operating, the change in surplus, and both the one and two year reserve development ratios. Catastrophe losses and reserve increases associated with potential exposure to asbestos-related bodily injury cases recognized in 1992 triggered all the unusual values generated in 1992. These same events were primarily responsible for the unusual values for the two year overall operating and development ratios in 1993. Additionally, lower interest rates in the capital markets in 1993, coupled with the maintenance of a large short term investment portfolio, triggered the unusual value for the investment yield ratio.

  CAC had two IRIS ratios with unusual values in 1993, net gain to total income and change in net written premium. CAC had one unusual value for IRIS ratios in 1992, net gain to total income, and none in 1991. CAC's reported statutory net income was adversely affected in both 1993 and 1992 by the transfer of significant realized capital gains to the Interest Maintenance Reserve (IMR) and depressed investment earnings. The unusual value for the change in premium ratio primarily relates to decreases in the Separate Account annuity products fund deposits.

  Federal measures which may significantly affect the insurance business include proposals for directly regulating insurance company solvency as well as repeal of the McCarran-Ferguson Act, which exempts certain aspects of insurance from federal regulation to the extent regulated by the states. The potential for federal health care reform has been widely publicized and debated over the past year. Although legislative reforms could come as soon as 1994, the impact of such reforms are as yet unknown. Among the options discussed has been a single comprehensive health care program that would provide access for all Americans, while attempting to reduce cost via enactment of various cost containment measures and tort reforms. If implemented, such reforms may impact both individual and group accident and health, workers' compensation, automobile liability and medical malpractice lines of business currently underwritten by CNA.

  Although courts and legislatures are often asked to expand liability, there is a growing trend among business and professional organizations to wage campaigns, which in several instances have been successful, aimed at limiting their liability risks. Several states have adopted and some are considering "tort reform" measures which, among other things, limit non-economic and punitive damages and otherwise limit damage awards in product liability and malpractice cases.

  Reinsurance: CNA's insurance subsidiaries assume and cede insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk. In addition, CNA has catastrophe coverage for certain types of losses over stipulated amounts arising from any one occurrence or event.

  The ceding of insurance does not discharge the primary liability of the original insurer. It had been the practice of insurers to account for the portion of the risks which have been reinsured with other companies as though they were risks for which the original insurer is not liable. In December 1992, the Financial Accounting Standards Board issued SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-duration and Long-duration Contracts." SFAS No. 113 sets forth new requirements for accounting and reporting of reinsurance contracts. The provisions of this statement are effective in 1993 and did not have a material impact on the income or stockholders' equity of CNA as all material reinsurance arrangements are prospective and provided for the transfer of risk.

  CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois, CNA receives collateral primarily in the form of bank letters of credit securing a large portion of the recoverables.

  Reinsurance recoverables on paid and unpaid claims were $2.9, $3.2, and $3.7 billion at year end 1993, 1992 and 1991, respectively. Of the $2.9 billion recoverable at December 31, 1993, approximately $351 million was due from unauthorized reinsurers, approximately $155 million of which was collateralized by letters of credit. Despite best efforts to ensure collection of reinsurance recoverables, the long-tail nature of many of these recoverables inevitably results in some credit risk. In estimating CNA's allowance for doubtful accounts, reinsurance recoverables are carefully analyzed.

  CNA's largest recoverable at December 31, 1993 was $484 million due from Lloyd's of London. The recoverable from Lloyd's of London is dispersed among thousands of individual members who have unlimited liability, many of which are Illinois authorized reinsurers. Although Lloyd's of London has recently reported large underwriting losses, it continues to carry substantial reserves, including $9 billion in premium trust funds, $6 billion in member trust funds and policyholder surplus of $381 million. Accordingly, the credit risk associated with these recoverable balances appears to be minimal. Premiums of $58 million were ceded to Lloyd's of London in 1993.

  Properties: CNA Plaza, owned by CAC, is a 1,097,000 square foot office complex located at 333 S. Wabash, Chicago, Illinois. The forty-five story office building serves as the home office for CNA and its insurance subsidiaries. CNA Plaza and the adjacent building (a 454,000 square foot building located at 55 E. Jackson Blvd.) are partially situated on grounds under leases expiring in 2058 and 2067. Approximately 35% of the adjacent building is rented to non-affiliates.

  CNA also maintains four regional offices and forty branch offices in major cities throughout the United States. This office space is leased except for offices located in four CNA owned buildings.

                                LORILLARD, INC.

  The Company's wholly owned subsidiary, Lorillard, Inc. ("Lorillard"), is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent and True. Lorillard's largest selling brands are the Newport and Kent brands, which accounted for approximately 69% and 15%, respectively, of Lorillard's sales in 1993. Substantially all of Lorillard's sales are in the United States. Lorillard's major trademarks outside of the United States were sold in 1977. Lorillard accounted for 13.95%, 15.96%, and 14.75% of the Company's total revenue for the fiscal years ended December 31, 1993, 1992 and 1991, respectively.

  Smoking and Health and Related Matters: For a number of years reports of the alleged harmful health effects of cigarette smoking have engendered significant adverse publicity for the cigarette industry, have caused a decline in the social acceptability of cigarette smoking and have resulted in the implementation of numerous restrictions on the marketing, advertising and use of cigarettes. Along with significant increases in federal and state excise taxes on cigarettes, these actions have, and are likely to continue to have, an adverse effect on cigarette sales.

  The Federal Comprehensive Smoking Education Act, which became effective in 1985, requires the use on cigarette packaging and advertising of one of the following four warning statements, on a rotating basis: (1) "SURGEON GENERAL'S
WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and May Complicate Pregnancy." (2) "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health." (3) "SURGEON GENERAL'S WARNING:
Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight." (4) "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide." Four shortened versions of these statements are required, on a rotating basis, for use on billboards. This law also requires that each person who manufactures, packages or imports cigarettes shall annually provide to the Secretary of Health and Human Services a list of the ingredients added to tobacco in the manufacture of cigarettes. Such list of ingredients may be submitted in a manner which does not identify the company which uses the ingredients or the brand of cigarettes which contains the ingredients.

  Prior to the effective date of the Comprehensive Smoking Education Act, federal law had, since 1965, required that cigarette packaging bear a warning statement which from 1971 to 1985 was as follows: "Warning: The Surgeon General Has Determined That Cigarette Smoking Is Dangerous To Your Health." In addition, in 1972 Lorillard and other cigarette manufacturers had agreed, pursuant to consent orders entered into with the Federal Trade Commission ("FTC"), to include this health warning statement in print advertising, on billboards and on certain categories of point-of-sale display materials relating to cigarettes. In addition, advertising of cigarettes has been prohibited on radio and television since 1971.

  Studies with respect to the alleged health risk to nonsmokers of environmental tobacco smoke ("ETS") have received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that ETS puts nonsmokers at an increased risk of lung cancer and respiratory illness. In January 1993, the United States Environmental Protection Agency released a report (the "EPA Risk Assessment") concluding that ETS is a human lung carcinogen in adults, and causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma in children.

  In recent years, many federal, state, local and municipal governments and agencies, as well as private businesses, have adopted legislation or regulations which prohibit or restrict, or are intended to discourage, smoking, including legislation or regulations prohibiting or restricting smoking in various places such as public buildings and facilities, stores and restaurants, on domestic airline flights and in the workplace, and the sale of cigarettes in vending machines. This trend has increased significantly since the release of the EPA Risk Assessment. Additional laws, regulations and policies intended to prohibit, restrict or discourage smoking are being proposed or considered by various federal, state and local governments, agencies and private businesses with increasing frequency.

  A 1984 federal law established a Technical Study Group to conduct a study and report to the Congress regarding the technical and commercial feasibility of developing cigarettes that will have a minimum propensity to ignite upholstered furniture or mattresses. The Technical Study Group concluded in 1987 that it was technically feasible and may be commercially feasible to develop such cigarettes. In accordance with a 1990 federal law the Consumer Product Safety Commission issued a report in August 1993, concluding that, while it is practicable to develop a performance standard to reduce cigarette ignition propensity, it is unclear that such a standard will effectively address the number of cigarette ignited fires. Several states also are considering legislation in this area.

  From time to time, bills have been introduced in Congress, among other things, to end or limit the price supports for leaf tobacco; to prohibit all tobacco advertising and promotion; to require new health warnings on cigarette packages and advertising; to subject cigarettes to regulation in various ways by the U.S. Department of Health and Human Services; to subject cigarettes generally to regulation under the Consumer Products Safety Act; to authorize the establishment of various anti-smoking education programs; to provide that current federal smoking legislation should not be construed to relieve any person of liability under common or state law; to permit state and local governments to restrict the sale and distribution of cigarettes and the placement of billboard and transit advertising of tobacco products; to provide that cigarette advertising not be a deductible business expense; to tax cigarettes on the basis of their "tar" and nicotine content; to require the FTC to promulgate standards establishing maximum acceptable levels of "tar," nicotine and "other incriminated agents" in cigarettes; to prohibit the mailing of unsolicited samples of cigarettes; to impose an additional excise tax on cigarettes; and to require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing.

  Additional laws, regulations and policies intended to prohibit, restrict or discourage smoking being proposed or considered by various federal, state and local governments and agencies could, if adopted, have a material adverse effect on the financial condition and results of operations of the Company. The Company does not believe there are any additional such laws, regulations or policies likely to be adopted in the next year which would have such a material adverse effect.

  As a result of the growing concern over the asserted health effects of smoking, in recent years the number of lawsuits against tobacco companies seeking damages related to health effects alleged to have resulted from cigarette smoking or exposure to cigarette smoking has increased. For additional discussion of legal proceedings relating to Lorillard and the tobacco industry, see Item 3 below.

  Advertising and Sales Promotion: Lorillard's principal brands are advertised and promoted extensively. Introduction of new brands, brand extensions and packings require the expenditures of substantial sums for advertising and sales promotion, with no assurance of consumer acceptance. The advertising media presently used by Lorillard include magazines, newspapers, out-of-home advertising and point-of-sale display materials. Sales promotion activities are conducted by distribution of samples and store coupons, point-of-sale display advertising, advertising of promotions in print media, and personal contact with distributors, retailers and consumers.

  Distribution Methods: Lorillard distributes its products through direct sales to distributors, who in turn service retail outlets, and through chain store organizations and vending machine operators, many of whom purchase their requirements directly, and by direct sales to the U.S. Armed Forces. Lorillard's tobacco products are stored in public warehouses throughout the country to provide for rapid distribution to customers.

  Lorillard has approximately 1,700 direct customers and is not dependent on any one customer or group of customers. Lorillard does not have any backlog orders.

  Tobacco and Tobacco Prices: The two main classes of tobacco grown in the United States are flue-cured tobacco, grown mostly in Virginia, North Carolina, South Carolina, Georgia and Florida; and burley, grown mostly in Kentucky and Tennessee. Lorillard purchases flue-cured tobacco and burley tobacco for use in cigarettes. Most of the tobacco of these classes used by Lorillard is purchased by commission buyers at tobacco auctions. Lorillard also purchases various types of Near Eastern tobacco, grown in Turkey and eight other Near Eastern countries. In addition, Lorillard purchases substantial quantities of aged tobacco from various sources, including cooperatives financed under the Commodity Credit Corporation program, to supplement tobacco inventories.

  Due to the varying size and quality of annual crops and other economic factors, tobacco prices in the past have been subject to fluctuation. Among the economic factors are federal government control of acreage and poundage in the flue-cured producing areas and poundage control in the burley areas. These controls together with support prices have substantially affected the market prices of tobacco. Pursuant to authorizations contained in federal legislation enacted in 1986, the price support levels were reduced in 1986 with the intent of making U.S.-produced tobacco more competitive. The approximate average auction prices per pound for flue-cured tobacco was $1.728 in 1992 and $1.687 in 1993 and for burley tobacco was $1.815 in 1992 and $1.817 in 1993. The prices paid by Lorillard have generally been consistent with this trend. Lorillard believes that its current leaf inventories are adequately balanced for its present production requirements. Because the process of aging tobacco normally requires approximately two years, Lorillard at all times has on hand large quantities of leaf tobacco. See Note 1 of the Notes to Consolidated Financial Statements, under Item 8 below, for inventory costing method.

  Prices: During 1993, the wholesale price of Lorillard's king size and 100/120 millimeter cigarettes decreased by the net amount of $13.05 and $14.55 per thousand, respectively. On January 1, 1993 the wholesale price was increased $2.10 per thousand cigarettes in relation to the increase in the federal excise tax. For additional information on changes in cigarette pricing see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Taxes: Federal excise taxes included in the price of cigarettes were increased from $10.00 to $12.00 per thousand cigarettes effective January 1, 1993. Excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. The state taxes generally range from 2.5 cents to 75 cents per package of twenty cigarettes.

  Properties: The properties of Lorillard are employed principally in the processing and storage of tobacco and in the manufacture and storage of cigarettes. Its principal properties are owned in fee. With minor exceptions, all machinery used by Lorillard is owned by it. All properties are in good condition. Lorillard's manufacturing plant is located on approximately 79 acres in Greensboro, North Carolina. This 942,600 square foot plant contains modern high speed cigarette manufacturing machinery. Lorillard also has facilities for receiving, processing and storing leaf tobacco in Danville, Virginia, containing approximately 1,500,000 square feet. A modern research facility containing approximately 82,000 square feet is also located at Greensboro.

  Lorillard leases a corporate office in Orangeburg, New York, an executive office in New York City and sales offices in major cities throughout the United States.

  Competition: Substantially all of Lorillard's products are sold within the United States in highly competitive markets where its principal competitors are the five other major U.S. cigarette manufacturers (Philip Morris, R.J. Reynolds ("RJR"), Brown & Williamson, American Brands and Liggett Group). For the calendar year 1993, Lorillard ranked fourth in the industry with a 7.1% share of the market based upon the Maxwell Consumer Report, a quarterly statistical survey of the cigarette industry. Philip Morris and RJR account for approximately 42.2% and 30.6%, respectively, of the U.S. cigarette market, according to the Maxwell Consumer Report.

  The following table sets forth cigarette sales in the United States by the industry and by Lorillard, as reported in the Maxwell Consumer Report. This table indicates the relative position of Lorillard in the industry:

                                                                   Lorillard to
                                          Industry    Lorillard      Industry
              Calendar Year                 (000)       (000)
- --------------------------------------------------------------------------------
1993 .................................   461,180,000  32,650,000        7.1%
1992 .................................   506,950,000  36,540,000        7.2%
1991 .................................   509,100,000  36,940,000        7.3%

- ---------------

  The Bureau of Alcohol, Tobacco and Firearms reports Lorillard's share of total taxable factory removals of all cigarettes to be 7.2% and 7.5% for 1992 and 1991, respectively. Data for 1993 is not currently available.

  The Maxwell Consumer Report divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. According to the Maxwell Consumer Report the reduced price segment increased in 1993 to approximately 37% from approximately 30% of the market. Virtually all of Lorillard's sales are in the premium price segment where Lorillard's share increased from 10.0% in 1992 to 10.7% in 1993, according to the Maxwell Consumer Report.

                        LOEWS HOTELS HOLDING CORPORATION

  The subsidiaries of Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary of the Company, presently operate the following 14 hotels:


                                                         Number of
                                                        Rooms (Year
    Name and Location                  Type               Opened)                 Owned,Leased or Managed
- -----------------------------------------------------------------------------------------------------------------
Loews Anatole                     Luxury                   1,620          Management contract expiring 2000 (3)
 Dallas, Texas                    Convention Hotel         (1979)

Loews Annapolis                   Luxury Hotel               217          Owned
 Annapolis, Maryland                                      (1986(2))

Loews Coronado Bay Resort         Luxury Hotel               450          Management contract expiring 2011,
 San Diego, California                                      (1991)        with renewal options for 10 years (3)

Loews Giorgio                     Luxury Hotel               197          Owned
 Denver, Colorado                                         (1986(2))

Howard Johnson Hotel (1)          Commercial Hotel           300          Owned
 New York, New York                                         (1962)

Loews Le Concorde                 Luxury Hotel               424          Land lease expiring 2069
 Quebec City, Canada                                      (1974(2))

Loews L'Enfant Plaza              Luxury Hotel               372          Management contract expiring 2003 (3)
 Washington, D.C.                                          (1973)

Loews Monte Carlo                 Resort Hotel               622          Lease expiring 2002, with renewal
 Monte Carlo, Monaco                                        (1975)        options for 20 years (4)

Loews New York                    First Class Hotel          765          Owned
 New York, New York                                        (1961)

Days Hotel (1)                    Commercial Hotel           366          Owned
 New York, New York                                        (1962)

Regency                           Luxury Hotel               496          Land Lease expiring 2013, with
 New York, New York                                        (1963)         renewal options for 47 years.

Loews Santa Monica Beach          Luxury Hotel               350          Management contract expiring 2007,
 Santa Monica, California                                  (1989)         with renewal options for 10 years.

Loews Vanderbilt Plaza            Luxury Hotel               342          Owned
 Nashville, Tennessee                                     (1984(2))

Loews Ventana Canyon Resort       Resort Hotel               398          Management contract expiring 2004,
 Tucson, Arizona                                           (1984)         with renewal options for 10 years (3)

- -------------
  (1) Operated by Loews Hotels under license agreements pursuant to which Loews
Hotels pays royalty fees on sales, as defined in the agreements, for the use of the respective trade names, trademarks and other rights.
  (2) The Le Concorde, Giorgio, Vanderbilt Plaza and Annapolis Hotels were acquired by Loews Hotels in 1987, 1989, 1989 and 1990, respectively.
  (3) These management contracts are subject to termination rights.

                                       21

  (4) An arbitration proceeding is pending concerning this lease in relation to, among other things, rent payable under the lease and a contention by the ground lessor that the lease was not properly renewed for periods subsequent to 1990.


  The Monte Carlo hotel includes a casino in which coin operated gaming devices are operated by a joint venture in which Loews Hotels is a co-venturer. In addition, the hotels which are operated by Loews Hotels contain shops, a variety of restaurants and lounges, and some contain parking facilities, swimming pools, tennis courts and access to golf courses.

  The hotels owned by Loews Hotels (including those owned and leased to third parties) are subject to mortgage indebtedness aggregating approximately $72,653,000 at December 31, 1993 with interest rates ranging from 8.1% to 11%, and maturing between 1996 and 1999. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $9,300,000 for the year ended December 31, 1993.

  Loews Hotels has leased to a joint venture the Sheraton New York and the Sheraton Manhattan, in New York City, for terms expiring in 2002 and 2000, respectively. The leases, which contain purchase options on the part of lessees, are guaranteed by American Airlines, Inc. and Sheraton Corporation and provide for payment of fixed aggregate annual rent and a percentage rental with provisions for maximum fixed annual and percentage rents.

  Competition from other hotels, motor hotels and inns, including facilities owned by local interests and by national and international chains, is vigorous in all areas in which Loews Hotels operates. The demand for hotel rooms in many areas is seasonal and dependent on general and local economic conditions. Loews Hotels properties also compete with facilities offering similar services in locations other than those in which the company's hotels are located. Competition among luxury hotels is based primarily on location and service. Competition among resort and commercial hotels is based on price as well as location and service. However, the current oversupply of hotel rooms and the reduced demand for hotel rooms due to weak economic conditions has intensified the level of competition in all hotel categories, particularly with respect to price. Because of the competitive nature of the industry, hotels must continually make expenditures for updating, refurnishing and repairs and maintenance, in order to prevent competitive obsolescence.

  Loews Hotels accounted for 1.35%, 1.47% and 1.48% of the Company's total revenue for the fiscal years ended December 31, 1993, 1992 and 1991, respectively.

                               BULOVA CORPORATION

  Bulova Corporation ("Bulova") is engaged in two lines of business. Bulova's consumer products segment distributes and sells watches, clocks and watch parts for consumer use. Its industrial and defense products segment manufactures and sells electronic and mechanical time fuzes and electronic mine sensors for national defense, as well as certain industrial products. Bulova accounted for 1.12%, 1.32%, and 1.21% of the Company's total revenue for the fiscal years ended December 31, 1993, 1992 and 1991, respectively.
  Consumer Products: Bulova distributes and sells analog and analog-digital quartz crystal watches, jewelry and various types of clocks. All watch movements and cases and other components and all clocks are purchased from foreign and domestic suppliers. Watches are sold by Bulova principally in the United States and Canada. In most other areas of the world Bulova has appointed licensees who market watches under Bulova's trademarks in return for a royalty. The consumer products business is seasonal, with the greatest sales coming in the third and fourth quarters in expectation of the holiday selling season. The consumer products business is intensely competitive. The principal methods of competition are price, styling, aftersale service, warranty and product performance.

  Defense Products: Defense sales account for approximately 84% of this segment's sales and approximately 24% of Bulova's total sales in 1993. The principal products of this segment are precision mechanical, electronic and electro-mechanical timing devices. Approximately 68% of these sales were made to the United States government and approximately 16% of sales were made to foreign governments. The Department of Defense continued to purchase mechanical fuzes during 1993, however, Bulova understands that the Department of Defense has made the decision to phase out mechanical time fuzes, which had been this segment's principal product for many years. Competition for contracts to produce electronic fuzes is expected to be intense. Accordingly, no assurance can be given as to whether Bulova will be awarded additional contracts or as to the profitability of any additional contracts which may be awarded to it.

  To offset the decline in U.S. government defense spending, Bulova is seeking to increase non-defense and commercial and industrial business by employing its precision manufacturing capabilities. During 1993, non-defense industrial products accounted for approximately 16% of this segment's sales, as compared to 4% in 1992. Industrial products included surgical instruments and printed wiring boards.

  The backlog of defense products sales amounted to $44.6 and $56.0 million as of December 31, 1993 and 1992, respectively. Approximately 76% of the current backlog is expected to be filled during 1994. Any backlog for commercial orders is not believed to be significant.

  The decrease in U.S. government spending has materially increased the level of competition for defense business. The principal methods of competition are price and product performance. Defense business represents mostly competitive fixed-price contracts awarded by the United States government. Bulova competes with a small number of competitors with respect to defense contracts, several of whom have substantially greater resources and capabilities. In addition, Bulova competes with former defense manufacturers as well as commercial companies for its non-defense business.

  Patents, Research and Development: Bulova has various United States and foreign patents expiring between 1994 and 2006 and various pending patent applications.

  Properties: Bulova leases the primary facilities for its consumer products segment which consist of an 80,000 square foot plant in Woodside, New York for its principal executive and sales office, watch distribution, service and warehouse purposes, a 71,000 square foot plant in Maspeth, New York for clock service and warehouse purposes and a 25,000 square foot plant in Toronto, Canada for watch and clock sales and service. Bulova's primary facility for its defense products segment consists of its owned plant in Lancaster, Pennsylvania aggregating 290,000 square feet. This facility is subject to mortgage indebtedness of approximately $3,066,000 at December 31, 1993 with interest at the prime rate, and maturing in the year 1997. Bulova also leases a 100,000 square foot warehouse located in Lancaster, Pennsylvania and 18.5 acres of land for the storage of defense products located in West Willow, Pennsylvania.

                        DIAMOND OFFSHORE DRILLING, INC.

  The Company's wholly owned subsidiary, Diamond Offshore Drilling Inc. ("Diamond Offshore"), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used primarily in drilling of oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. The Company entered the drilling business in 1989 through the acquisition of 10 offshore rigs. Land rigs were acquired in 1990. An additional 40 offshore rigs were acquired in January 1992 through the acquisition of Odeco Drilling, Inc. ("Odeco"). Diamond Offshore accounted for 2.11%, 1.59%, and 0.47% of the Company's total revenue for the fiscal years ended December 31, 1993, 1992 and 1991, respectively.

  Drilling Units and Equipment: Diamond Offshore currently owns and operates 39 mobile offshore drilling rigs (16 jackup rigs, 22 semisubmersible rigs and a drillship), 19 land rigs and related equipment. An additional two offshore rigs, which are inactive, are currently held for sale. Offshore rigs are mobile units that can be relocated via either self propulsion or by the use of tugs enabling them to be repositioned based on market demand.

  Jackup rigs stand on the ocean floor with their drilling platforms "jacked up" on support legs above the water. They are best suited for drilling in water depths of less than 300 feet. Nine of Diamond Offshore's jackup rigs are cantilevered rigs capable of over platform development drilling and workover as well as exploratory drilling. Of Diamond Offshore's 16 jackup rigs, 14 are located in the Gulf of Mexico and two are currently in South America.

  Semisubmersible rigs are supported by large pontoons and are partially submerged during drilling for greater stability. They are generally designed for deep water depths of up to 6,000 feet. Diamond Offshore operates three of the world's thirteen fourth-generation semisubmersible rigs. These rigs are equipped with advanced drilling equipment, are capable of operations in ultra deep waters in severe weather environments, and command high premiums from operators. Of Diamond Offshore's 22 semisubmersible rigs, 11 are currently located in the Gulf of Mexico, four are currently located in the North Sea, three are currently located in Brazil, three are currently located in Australia and one is currently located in the Black Sea.

  Diamond Offshore's drillship is self-propelled and designed to drill in deep water. Shaped like a conventional vessel, it is the most mobile of the major rig types. Diamond Offshore's drillship is located in Indonesia.

  Diamond Offshore's land rigs are all located in the United States and are also capable of mobilizing to different drilling sites.

  Drilling Contracts and Rig Utilization: Contracts for Diamond Offshore's drilling rigs are offered worldwide for either a fixed term, which may range from a few months to several years, or on a well-to-well basis.

  The following table sets forth the size and utilization rate of Diamond Offshore's fleet for the years ended December 31, 1993, 1992 and 1991. Data for 1991 does not include the rigs acquired from Odeco in January 1992. The utilization rate for a period is based on the ratio of days in the period during which the rigs were earning revenues to the total days in the period during which the rigs were available to work.

                                                Years Ended December 31,
                                          -------------------------------------
                                             1993          1992          1991
                                          -------------------------------------

Jackups
  Rigs in fleet at year-end ..........        16            19             5
  Utilization during the year ........      79.6%         57.9%         71.7%

Semisubmersibles
  Rigs in fleet at year-end ..........        22            26             5
  Utilization during the year ........      71.9%         51.2%         73.3%

Land
  Rigs in fleet at year-end ..........        19            19            32
  Utilization during the year ........      44.3%         22.5%         32.7%

  The following table shows, for each of Diamond Offshore's four types of drilling rigs, the number of contract months available and the number of contract months committed for 1994. Contract months available are based on rigs that were marketed at December 31, 1993. Contract months committed are determined on the basis of executed contracts at December 31, 1993 and do not include customer option periods.

                                                      -------------------------
                                                          Rig           Rig
                                                       Contract       Contract
                                                        Months         Months
                                                       Available      Committed
                                                      -------------------------

Jackups ...........................................       192            24
Semisubmersibles ..................................       264            66
Drillship .........................................        12             4
Land ..............................................       108             3

  Competition: The oil and gas drilling business is dependent on the drilling requirements of petroleum producers and is competitive in all of its phases. Diamond Offshore competes with a large number of drilling contractors and must continually allocate resources for technological changes, repairs and maintenance. Diamond Offshore's rigs are generally of modern design and equipped with the latest technology. Companies in the industry compete primarily on the basis of equipment day-rates and mobilization fees, personnel competence and equipment suitability and availability.

  Although utilization rates increased in 1993 with the rise in natural gas prices in the Gulf of Mexico, the oversupply of drilling rigs and low crude oil prices continue to depress conditions in the drilling industry. In view of the worldwide oversupply of rigs and the surplus of oil, Diamond Offshore expects that demand and compensation rates for its rigs could remain at depressed levels in 1994 and continue to have a material adverse impact on its operations.

  Operating Risks and Regulation: Diamond Offshore's operations are subject to the usual hazards incident to the drilling of oil and gas wells, such as blowouts, cratering and fires. Diamond Offshore's offshore operations are also subject to perils peculiar to marine operations, such as capsizing, collision, grounding and adverse weather and seas. Any of these hazards can seriously damage or destroy equipment, suspend drilling operations, and, through oil spillage, cause pollution damage to offshore or inland waters or the property of others. Diamond Offshore currently maintains insurance covering these risks, including expropriation, confiscation and nationalization of certain equipment in foreign waters. There is no assurance that insurance coverage will continue to be available at rates considered reasonable or that the insurance will be adequate to protect against liability and loss or damage resulting from all the consequences of a significant incident.

  Diamond Offshore is subject to stringent laws relating to the equipment and operation of vessels and drilling practices and methods. Additional governmental legislation and regulations involving the petroleum industry could significantly affect Diamond Offshore's operations.

  Properties: Diamond Offshore owns an 18,000 square foot building and 20 acres of land in New Iberia, Louisiana for its offshore drilling warehouse and storage facility, a 13,000 square foot building and 5 acres of land in Dyce, Scotland for its North Sea operations and a 15,000 square foot building and 10 acres of land in Alice, Texas for its onshore drilling office, warehouse and storage facility. Diamond Offshore also leases 50,000 square feet of office space for its corporate headquarters located in Houston, Texas and various warehouse and storage facilities in Scotland and Brazil for its offshore drilling operations.

                                OTHER INTERESTS

  The Company owns approximately 20% of the outstanding common stock of CBS Inc. ("CBS"). Laurence A. Tisch, Chairman of the Board of Directors and Co-Chief Executive Officer of the Company, is Chairman, President and Chief Executive Officer of CBS. Preston R. Tisch, President and Co-Chief Executive Officer of the Company, is also a director of CBS.

  The Company also owns a 49 percent common stock interest in a joint venture which is engaged in the business of owning and operating six large crude oil tankers that are used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

  In addition, the Company owns a 161,000 square foot first class office building which is leased to third parties.

                               EMPLOYEE RELATIONS

  The Company, inclusive of its operating subsidiaries as described below, employed approximately 27,100 persons at December 31, 1993 and considers its employee relations to be satisfactory.

  Lorillard employed approximately 3,800 persons at December 31, 1993. Approximately 1,600 of these employees are represented by labor unions under separate contracts with many local unions expiring at varying times and severally renegotiated and renewed.

  Lorillard has collective bargaining agreements covering hourly rated production and service employees at various Lorillard plants with the Tobacco Workers International Union, the International Brotherhood of Firemen and Oilers, and the International Association of Machinists. Lorillard has a retirement plan, a deferred profit sharing plan, and other benefits for its hourly paid employees who are represented by the foregoing unions.

  Loews Hotels employed approximately 2,500 persons at December 31, 1993, approximately 1,550 of whom are union members covered under collective bargaining agreements. Loews Hotels has experienced satisfactory labor relations and provides comprehensive benefit plans for its hourly paid employees.

  The Company maintains a retirement plan, group life, disability and health insurance program and a savings plan for salaried employees. Lorillard and Loews Hotels salaried employees also participate in these benefit plans.

  Diamond Offshore employed approximately 2,600 persons at December 31, 1993, approximately 300 of whom are union members. Diamond Offshore has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees.

  CNA and its subsidiaries employ approximately 16,800 persons and have experienced satisfactory labor relations. CNA and its subsidiaries have comprehensive benefit plans for substantially all of their employees including a retirement plan, a savings plan, a disability program, a group life program and a group health care program.

  Bulova and its subsidiaries employ approximately 1,000 persons, approximately 600 of whom are union members. Bulova and its subsidiaries have experienced satisfactory labor relations. Bulova has comprehensive benefit plans for substantially all employees.

Item 2. Properties.

  Information relating to the properties of Registrant and its subsidiaries is contained under Item 1.

Item 3.  Legal Proceedings.

  1. CNA is involved in various lawsuits involving environmental pollution claims and litigation with Fibreboard Corporation. Information involving such lawsuits is incorporated by reference to Note 16 of the Notes to Consolidated Financial Statements in Item 8.

  2. A number of lawsuits have been filed against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Presently, forty-three such cases are pending in the United States federal and state courts against manufacturers of tobacco products generally; Lorillard is a named defendant in fourteen of these cases. Eighteen of these cases, including four against Lorillard, have been commenced since January 1, 1993. Plaintiffs have asserted claims based on, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100,000,000 in compensatory damages and $5,000,000,000 in punitive damages. Two of these cases are set for trial in 1994. One such case has been tried during 1994 in which the jury returned a verdict in favor of Lorillard. That verdict is currently on appeal.

  One pending case, Broin v. Philip Morris Companies, Inc., et al. (Circuit Court Dade County, Florida, filed October 31, 1991), is a purported class action brought by thirty-one plaintiffs against Lorillard and other named defendants, including other manufacturers of tobacco products, on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke in the cabins of aircraft. Plaintiffs seek an unspecified amount in compensatory damages and $5,000,000,000 in punitive damages. The class action allegations in the complaint were dismissed by the trial court, but this ruling has been reversed by a Florida court of appeals and remanded to the trial court for further consideration. Plaintiffs may now seek formal certification of a class action.

  In addition to the foregoing cases, one pending case, Cordova v. Liggett Group, Inc., et al. (Super. Ct. San Diego County, California, filed May 12,
1992), alleges that Lorillard and other named defendants, including other manufacturers of tobacco products, engaged in unfair and fraudulent business practices in connection with activities relating to the Council for Tobacco Research-USA, Inc., of which Lorillard is a sponsor, in violation of a California state consumer protection law by misrepresenting to or concealing from the public information concerning the health aspects of smoking. Plaintiff seeks an injunction ordering defendants to undertake a "corrective advertising campaign" in California to warn consumers of the health hazards associated with smoking, to provide restitution to the public for funds "unlawfully, unfairly, or fraudulently" obtained by defendants, and to "disgorge" all revenues and profits acquired as a result of defendants' "unlawful, unfair and/or fraudulent business practices." An adverse development in this case could encourage the filing of additional actions in other states with consumer protection laws similar to California's.

  Several additional cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, almost forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Presently eleven such cases are pending in federal and state courts against Lorillard. Six such cases have been filed since January 1, 1993. Allegations of liability against Lorillard include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10,000,000 in compensatory damages and $100,000,000 in punitive damages. Two of these cases are currently set for trial in 1994. One such case has been tried during 1994 in which the jury returned a defense verdict.

  Another pending case, Lacey v. Lorillard Tobacco, Inc., et al. (Circuit Court, Fayette County, Alabama, filed in March 1994), alleges that the defendants, Lorillard and two other cigarette manufacturers, did not disclose to the plaintiff or other cigarette smokers in the State of Alabama the nature, type, extent and identity of additives, additions, or additional substances that the defendants allegedly caused or allowed to be made a part of cigarettes or cigarette components. Plaintiff seeks certification of the case as a class action, with the members of the class to be comprised of individuals who have smoked or are continuing to smoke cigarettes manufactured for sale and sold in the State of Alabama. Plaintiff requests injunctive relief requiring defendants to list the additives, additions or additional substances that defendants have caused or allowed to be placed onto or within cigarettes or cigarette components manufactured for sale and sold in the State of Alabama. Plaintiff seeks monetary damages on behalf of his individual claim and on behalf of each member of the purported class arising out of the complaint's allegations not to exceed $48,500 for the individual claim or for any individual member of the class.

  One of the defenses raised by Lorillard in certain cases is preemption by the Federal Cigarette Labeling and Advertising Act (the "Labeling Act"). Cipollone
v. Liggett Group, Inc., et al., was tried against Lorillard and two other tobacco companies in the Unites States District Court, District of New Jersey, in 1988. The trial resulted in a verdict in favor of Lorillard and another tobacco company. A verdict of $400,000 was rendered in favor of the plaintiff against the third defendant, Liggett Group, Inc., on a breach of express warranty claim. The United States Court of Appeals for the Third Circuit later reversed this judgment in favor of the plaintiff and remanded the case for a new trial. The case was appealed to the United States Supreme Court where, on June

24, 1992, the Court reversed in part, and affirmed in part, the Third Circuit ruling concerning the extent to which the Labeling Act preempts certain tort claims. The Supreme Court held in a plurality opinion that the Labeling Act, as enacted in 1965, does not preempt common law damage claims but that the Labeling Act, as amended in 1969, does preempt claims against tobacco companies arising after July 1, 1969 which assert that the tobacco companies failed to adequately warn of the alleged health risks of cigarettes, sought to undermine or neutralize the Labeling Act's mandatory health warnings, or concealed material facts concerning the health effects of smoking in their advertising and promotion of cigarettes. The Supreme Court held that claims against tobacco companies based on fraudulent misrepresentation, breach of express warranty, or conspiracy to misrepresent material facts concerning the alleged health effects of smoking are not preempted by the Labeling Act. The Supreme Court in so holding did not consider whether such common law damage actions were valid under state law. The effect of the Supreme Court's decision on pending and future cases against Lorillard and other tobacco companies will likely be the subject of further legal proceedings.

  The Cipollone case, however, will not be retried. On November 5, 1992, a consent order dismissing the Cipollone case with prejudice and without costs was entered by the District Court. Additional litigation involving claims such as those held to be preempted by the Supreme Court in Cipollone could be encouraged if legislative proposals to eliminate the federal preemption defense, pending in Congress since 1991, are enacted. It is not possible to predict whether any such legislation will be enacted.

  In addition to the defenses based on preemption under the Supreme Court decision referred to above, Lorillard believes that it has a number of other valid defenses to pending cases. These defenses, where applicable, include, among others, statutes of limitations or repose, assumption of the risk, comparative fault, the lack of proximate causation, and the lack of any defect in the product alleged by a plaintiff. Lorillard believes, and has been so advised by counsel, that some or all of these defenses may, in any of the pending or anticipated cases, be found by a jury or court to bar recovery by a plaintiff.

  In one recent smoking and health case in which Lorillard is not a defendant, Horton v. The American Tobacco Company, et al. (Circuit Court Lafayette County, Mississippi), a jury found in favor of plaintiffs but awarded no damages against the defendant. The judgment in this case is under appeal by both parties. In another smoking and health case in which Lorillard is not a defendant, Wilks v. The American Tobacco Company, et al. (Circuit Court Washington County, Mississippi), the trial court found that cigarettes are, as a matter of law, "defective and unreasonably dangerous for human consumption" and held that the defendant cigarette manufacturer would be absolutely liable for any injuries caused by smoking. The court also struck all available state law defenses based on decedent's conduct. However, the trial of this case resulted in a defense verdict because the jury found that smoking was not the cause of plaintiff's injury. Plaintiffs' motions for new trial and for judgment notwithstanding the verdict were denied. Plaintiffs have filed a notice of appeal which is currently pending.

  Smoking and health related litigation has been brought by plaintiffs against Lorillard and other manufacturers of tobacco products for many years. While Lorillard intends to defend vigorously all such actions which may be brought against it, it is not possible to predict the outcome of any of this litigation. Based upon the foregoing, however, management believes that the outcome of all pending litigation should not have a material adverse effect on the financial condition or results of operations of the Company. Any adverse development in any of the foregoing matters, whether or not Lorillard is a party, could prompt the filing of additional cases against Lorillard.

  A Grand Jury investigation is presently being conducted by the United States Attorney's office for the Eastern District of New York regarding possible fraud by Lorillard and other tobacco companies relating to smoking and health research undertaken or administered by the Council for Tobacco Research-USA, Inc. Lorillard is unable to predict the outcome of this investigation. An adverse outcome in this investigation could result in criminal, administrative or other proceedings against Lorillard.

  Lorillard received a Civil Investigative Demand ("CID") dated January 11, 1994, from the Antitrust Division of the United States Department of Justice. The CID, which requests the production of certain documents, was issued in the course of an antitrust investigation to determine whether Section 1 of the Sherman Act, 15 U.S.C. Section 1, may have been violated by joint activity to restrain competition in the manufacture and sale of cigarettes, including joint activity to limit or restrain research and development of fire safe or self extinguishing cigarettes or product innovation. Lorillard is presently scheduled to respond to the CID on May 9, 1994. This investigation is in its preliminary stages and it is impossible at this time to predict its ultimate outcome. An adverse outcome in this investigation could result in civil or other proceedings against Lorillard.

  Management believes that the outcome of these pending investigations should not have a material adverse effect upon the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   First
                                                                   Became
      Name             Position and Offices Held     Age           Officer
- --------------------------------------------------------------------------------

Kenneth Abrams ....   Vice President-Personnel       60             1975
Gary W. Garson ....   Vice President and
                       Assistant Secretary           47             1988
Robert J. Hausman .   Vice President                 70             1973
Barry Hirsch ......   Senior Vice President and
                       Secretary                     60             1971
Herbert C. Hofmann    Senior Vice President          51             1979
John J. Kenny .....   Treasurer                      56             1991
Guy A. Kwan .......   Controller                     51             1987
John G. Malino ....   Vice President-Real
                       Estate                        54             1985
Stuart B. Opotowsky   Vice President-Tax             59             1987
Richard E. Piluso .   Vice President-Internal
                       Audit                         55             1990
Roy E. Posner .....   Senior Vice President and
                       Chief Financial Officer       60             1973
Dennis Smith ......   Vice President-Management
                       Information Services          47             1990
James S. Tisch ....   Executive Vice President       41             1981
Jonathan M. Tisch .   Vice President                 40             1987
Laurence A. Tisch .   Chairman of the Board and
                       Co-Chief Executive
                       Officer                       71             1959
Preston R. Tisch ..   President and Co-Chief
                       Executive Officer             67             1960

  Laurence A. Tisch and Preston R. Tisch are brothers. Andrew H. Tisch and James
S. Tisch are sons of Laurence A. Tisch and Jonathan M. Tisch is a son of Preston
R. Tisch. None of the other officers or directors of Registrant is related to any other.

  All executive officers of Registrant have been engaged actively and continuously in the business of Registrant for more than the past five years.

  Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

Price Range of Common Stock

  Loews Corporation's common stock is listed on the New York Stock Exchange. The following table sets forth the reported consolidated tape high and low sales prices in each calendar quarter of 1993 and 1992:

                                    1993                       1992
                        --------------------------------------------------------
                              High         Low          High            Low
- --------------------------------------------------------------------------------
First Quarter .........      $120.25      $98.13       $114.50        $105.50
Second Quarter ........       110.88       92.75        118.63         103.50
Third Quarter .........        98.63       86.75        126.50         110.63
Fourth Quarter ........        98.50       90.50        125.25         109.00


Item 6. Selected Financial Data.


                                                          Years Ended December 31,
                              -----------------------------------------------------------------------------
                                    1993            1992            1991           1990            1989
- -----------------------------------------------------------------------------------------------------------
                                                    (In thousands, except per share data)

Results of Operations:
  Revenues ..................   $13,686,777     $13,691,454     $13,620,264     $12,636,925     $11,436,722
  Income (loss) before
   cumulative effect of
   changes in accounting
   principles ...............       594,121         (22,097)        904,338         804,650         907,141
  Per share .................          9.27            (.33)          13.14           11.01           12.07
  Net income ................       594,121         122,614         904,338         804,650         907,141
  Per share .................          9.27            1.87           13.14           11.01           12.07
Financial Position:
  Total assets (a) ..........    45,849,752      43,555,514      42,684,157      38,359,766      34,651,369
  Long-term debt ............     2,195,670       1,759,595       1,944,710       1,826,378       1,865,552
  Shareholders' equity ......     6,127,198       5,526,990       5,667,072       5,043,397       4,813,994
  Cash dividends per share ..          1.00            1.00            1.00            1.00            1.00
  Book value per share ......         99.59           84.90           84.18           72.13           64.14
  Shares of common stock
    outstanding .............        61,525          65,099          67,320          69,917          75,059

  (a) Restated for change in accounting for reinsurance contracts in 1993.

  In 1993 the Company changed its method of accounting for reinsurance contracts and certain investments in debt and equity securities. In 1992 the Company changed its method of accounting for postretirement benefits, income taxes and certain workers' compensation and disability claims. See Note 1 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:

Insurance

  Property and casualty and life insurance operations are wholly owned subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 83% owned subsidiary of the Company-
  For the year ended December 31, 1993, CNA reported a $251.7 million operating loss net of tax (exclusive of realized gains/losses and accounting changes), compared to $897.8 million for the prior year.
  In each of the last two years, results were adversely affected by substantial additions to reserves for asbestos-related bodily injury claims. The 1993 operating loss reflects a third quarter $500 million addition to Continental Casualty Company's ("Casualty") claim reserves, which resulted in a $270.1 million charge, or $4.21 per share, against the Company's net income. In 1992 Casualty also increased its claim reserves with respect to asbestos-related bodily injury cases by $1.5 billion, resulting in an after-tax charge of $822.7 million, or $12.53 per share.
  These reserving actions were taken in recognition of Casualty's litigation with Fibreboard Corporation ("Fibreboard"), a former asbestos manufacturer. In February 1993, CNA reported that Casualty intended to discuss a global agreement to settle third party asbestos-related bodily injury claims with Fibreboard. An agreement in principle was reached in August 1993 and executed in December 1993 with Fibreboard, Pacific Indemnity Company (a subsidiary of Chubb Corporation) and a negotiating committee of asbestos claimant attorneys.
  CNA worked aggressively throughout the year with all involved parties to reach this settlement. Assuming final court approval, the Fibreboard agreement removes a major source of financial uncertainty for CNA and enables management to focus even more attention and resources on strengthening the economic value of CNA's businesses. No material reserve increases are anticipated to fulfill CNA's obligations in regard to Fibreboard liabilities. See Note 16 of the Notes to Consolidated Financial Statements for a further discussion of Fibreboard.
  While CNA's 1993 and 1992 results were affected most significantly by the Fibreboard litigation, they also reflect the impact of serious external pressures on profitability throughout the insurance industry. Foremost among these are the long standing cycle of inadequate pricing in property and casualty commercial lines and low investment yields due to declining interest rates. In addition, complex and costly litigation has been continuing, fueled by the tendency of the courts to interpret insurance contracts beyond their stated intent.
  CNA's commercial lines remain subject to an industry downcycle that has lasted over seven years and has seriously depressed profitability. CNA cannot predict when the current negative cycle will turn. The current phase of the downcycle has been characterized by a difficult pricing environment caused by strong market competitiveness, a trend toward alternative risk mechanisms such as self-insurance and regulatory constraints on adequate premium rates, especially in the workers' compensation line of business.
  Profitability for the life segment remains stable, although negatively affected by intense competition, high health care costs and weak investment yields. Increasing costs of health care have resulted in a continued market shift away from traditional forms of health coverage toward managed care products. The federal government's initiative to control health care costs and provide universal access to health care was presented in 1993. The impact of potential health care reform cannot be determined at this time. Such reform may impact both individual and group accident and health, workers' compensation, automobile liability and medical malpractice business of CNA. CNA has urged a meaningful role for the private sector in any proposed plan. The present health care system is clearly in need of reform, and CNA has emphasized that the competitive strengths of the insurance industry must be an integral part of a workable solution. CNA's ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation, and quality customer focused service.
  While CNA's strong financial position continues to represent a major competitive advantage, CNA continues to take a number of initiatives to respond to the many uncertainties and changes impacting the insurance environment. One of these has been to continue to focus on the risk characteristics and premium rates in commercial lines. CNA will continue to seek business in lines where it his sizable market share, substantial experience, and foresees clear profit potential over the long term. The emphasis is on reasonable rates rather than volume growth.
  One of CNA's primary goals has been to provide more efficient and responsive quality service to our customers. These actions include working closely with insureds to reduce claims costs through loss control and fraud prevention; providing professional services to self insured accounts and other alternative markets; implementing medical and workers' compensation cost management programs; and reinforcing business partnerships with the independent agents who represent CNA and equipping them with new or upgraded products tailored to specific customer needs.
  Additionally, CNA has increased the flexibility, productivity, and customer focus of its employee force through less centralized decision making and more widespread use of automation tools.
  CNA also continues to devote time and effort to legislative concerns in the interests of a more equitable and stable insurance marketing climate. It has enjoyed some success in enlisting support for workers' compensation reform in several states and opposing unnecessary restrictions on the insurance industry in others.
  CNA's property and casualty insurance subsidiaries' statutory surplus had grown from $2.7 billion five years ago to $3.9 billion in 1991. In 1992, property and casualty surplus declined to $3.1 billion, primarily due to the $1.5 billion in asbestos reserves discussed above. In 1993 property and casualty surplus rose to approximately $3.6 billion despite another $500 million increase in asbestos reserves. Statutory surplus of CNA's life insurance subsidiaries grew from $637 million at December 31, 1988 to over $1 billion at December 31, 1993.
  Included in the property and casualty surplus increases are capital contributions from CNA to Casualty of $475 and $120 million in 1993 and 1990, respectively. Dividends of $150, $100 and $130 million were paid to CNA by Casualty in 1993, 1992 and 1991, respectively.
  Life statutory surplus includes capital contributions from Casualty of $100 million in 1990.
  CNA's general account investment portfolio is managed to maximize after tax investment return, while minimizing credit risks, with investments concentrated in high quality securities. CNA has the capacity to hold its fixed income portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, or other similar factors. Accordingly, the fixed income securities are classified as available for sale.
  During 1993, CNA's consolidated investments increased by $2.9 billion, to $25.4 billion. This increase is primarily due to investment of operating cash flow and realized gains on sales of securities, $504 million of unrealized appreciation due to reporting debt securities at fair value, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, and $495 million in net proceeds from borrowings. Consolidated investments consist primarily of fixed income securities, which include bonds and redeemable preferred stocks. The general account portfolio consists primarily of high quality marketable debt securities, 96% of which are rated as investment grade primarily by nationally recognized rating agencies. At December 31, 1993, tax-exempt securities and short-term investments comprised approximately 19% and 28%, respectively, of the general account's total investment portfolio compared to 42% and 20%, respectively, at December 31, 1992. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, principally anticipated claim payout patterns. Throughout 1992 and 1993, the level of short-term investments has increased beyond that needed for short-term liquidity. Though expected to result in a decline in investment income in the near term, management believes that the increased concentration in short-term investments will reduce the impact that a rise in interest rates would have on its fixed income portfolio. At December 31, 1993, the major components of the short-term investment portfolio were approximately $1.2 billion of U.S. Treasury bills and $4.5 billion of high grade commercial paper.
  As of December 31, 1993, in accordance with SFAS No. 115, CNA's general account investments in bonds and redeemable preferred stocks were carried at a fair value of $17.6 billion. In both 1992 and 1991 these securities were carried at the lower of amortized cost or market value which amounted to $17.4 and $18.8 billion, respectively. This compares to fair values of $18.2 and $19.7 billion on those respective dates. At December 31, 1993, fixed income securities unrealized gains amounted to approximately $504 million, after realizing $741 million in capital gains from the bond portfolio during the year. This compares to $846 and $931 million of unrealized gains at December 31, 1992 and 1991, respectively. The gross unrealized gains and losses for the fixed income securities portfolio at December 31, 1993, were $564 and $60 million, respectively, compared to $931 and $85 million, respectively, at December 31, 1992.
  Net unrealized gains on general account bonds at December 31, 1993 include net unrealized gains on high yield securities of $15 million, compared to $44 million at December 31, 1992. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Carrying values of high yield securities in the general account were $727 million (fair value) at December 31, 1993, compared to $704 million (amortized cost) at December 31, 1992.
  At December 31, 1993, total separate account investments amounted to $6.5 billion with taxable debt securities representing approximately 96% of the separate accounts portfolio. Approximately 86% of separate account investments are used to fund guaranteed investment contracts ("GIC's") for which CNA's life insurance affiliate guarantees principal and a specified return to the contractholders. At December 31, 1993, all fixed income securities in the GIC portfolio were carried at fair value in accordance with SFAS No. 115 and amounted to $5.4 billion. In both 1992 and 1991, these securities were carried at the lower of amortized cost or market which amounted to $5.8 and $5.4 billion, respectively. This compares to market values of $6.0 and $5.6 billion on those respective dates. At December 31, 1993, fixed income securities unrealized gains amounted to approximately $148 million. This compares to $158 million in unrealized gains at December 31, 1992 and $203 million at December 31, 1991. The gross unrealized gains and losses for the fixed income securities portfolio at December 31, 1993, were $163 and $15 million, respectively, compared to $184 and $26 million, respectively, at December 31, 1992.
  At December 31, 1993 high yield securities in the GIC portfolio were carried at fair value and amounted to $1,068 million. In 1992 and 1991, these securities were carried at the lower of amortized cost or market value which amounted to $779 and $809 million, respectively. Net unrealized gains on high yield securities held in such separate accounts were $56 million at December 31, 1993, compared to $28 million at December 31, 1992 and unrealized losses of $14 million at December 31, 1991.
  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At December 31, 1993, CNA's concentration in high yield bonds, including separate accounts, was approximately 4.3% of its total assets. In addition, CNA's exposure to the risks of the commercial mortgage loan and real estate markets is substantially less than the industry average. CNA's concentration in mortgage loans and real estate was less than 1% of its total assets.
  Included in CNA's fixed income securities at December 31, 1993 (general and GIC portfolios) are $4.4 billion of asset-backed securities, consisting of approximately 47% in U.S. Government agency issued pass-through certificates, 47% in collateralized mortgage obligations ("CMO's"), and 6% in corporate asset-backed obligations. The majority of CMO's held are U.S. Government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At December 31, 1993, the fair value of asset-backed securities exceeded amortized cost by approximately $87 million compared to $172 million for the comparable period a year ago. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.
  Over the last few years, concern has been raised regarding the quality of insurance company invested assets. At December 31, 1993, 52% of the general account's debt securities portfolio was invested in U.S. Government and affiliated securities, 25% in other AAA rated securities and 15% in AA and A rated securities. DNA's GIC fixed income portfolio is comprised of 30% U.S. Government and affiliated securities, 14% other AAA rated securities and 24% in AA and A rated securities. These ratings are primarily from nationally recognized rating agencies (94% of the general account portfolio and 93% of the GIC portfolio).
 The liquidity requirements of CNA are met primarily by funds generated from operations. The principal operating cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments of claims, policy benefits and operating expenses.
  For the year ended December 31, 1993, CNA's operating activities generated net cash flows of $1.3 billion, compared to $1.0 and $1.8 billion in 1992 and 1991, respectively. The increase in cash flow, as compared with 1992 is due primarily to federal income tax recoveries of $294 million offset by a decrease of approximately $96 million in investment income received. CNA believes that future liquidity needs will be met primarily from operations.
  Additional sources of cash flow include sales and maturities of investments, and financing activities. CNA's debt position in relation to total capital is low which allowed it to take advantage of the current borrowing opportunities at favorable rates in the capital markets. As a result, on October 25, 1993, CNA filed a shelf registration statement with the Securities and Exchange Commission which made $900 million of debt securities available for issuance from time to time. In addition $100 million from a previous shelf registration remained available for issuance. In November 1993, CNA sold $250 million principal amount of 6.3% notes, due 2003, and $250 million principal amount of 7.3% debentures, due 2023, at an effective rate per annum of 6.4% and 7.3%, respectively. CNA contributed $475 million of the proceeds from this offering to the capital of Casualty. An additional $500 million of debt securities and/or preferred stock remains available for issuance under the shelf registration statement.
  Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

Cigarettes

  Lorillard, Inc. and subsidiaries ("Lorillard")-
  Funds from operations continue to exceed operating requirements. Lorillard generated net cash flow from operations of approximately $538 million for the year ended December 31, 1993, compared to $595 million for the prior year. No material capital expenditures are anticipated during 1994.
  For a number of years through 1992 leading cigarette marketers, including Lorillard, had increased the price of their premium brands. For the period 1982 to 1992 the annual price increase for Lorillard's premium brands averaged approximately 10%. Lorillard's cash flows from operations during this period benefited significantly from these price increases since virtually all of Lorillard's sales are in the premium priced segment, with Newport accounting for more than two-thirds of Lorillard's total unit sales.
  On April 2, 1993, Philip Morris USA, the largest marketer of premium priced cigarettes in the United States, announced significant changes in pricing policies for its premium priced brands, including a decision to reduce the average price of its Marlboro brand through various price promotions. Philip Morris stated that it "expects to forego further price increases on premium brands for the foreseeable future." R.J. Reynolds Tobacco Co., the second largest U.S. marketer of premium priced cigarettes, announced that it would take appropriate steps to maintain its competitive position.
  Philip Morris and R.J. Reynolds subsequently announced new lower pricing policies to replace these promotions. Effective August 9, 1993 Lorillard reduced its premium brand wholesale cigarette unit prices by approximately 25% to maintain its competitive position. These price moves have established two price tiers for the industry, eliminating much of the price confusion in the market place, and substantially narrowing the price gap between premium and discount cigarettes. These developments may tend to stabilize volume and perhaps slow the rapid growth of discount cigarettes. While promotional spending can be reduced, the overall impact of the new lower pricing will substantially reduce Lorillard's revenues, income contribution and cash flow.
  In November 1993, Philip Morris, R.J. Reynolds and Lorillard announced a price increase of $2.00 per thousand cigarettes.
  Forty-four lawsuits are pending in U.S. federal and state courts against cigarette manufacturers seeking damages for cancer or other health effects claimed to have resulted from the use of or exposure to cigarettes or other tobacco products. Lorillard is a defendant in 14 such cases. Lorillard is also a defendant in 10 lawsuits seeking damages for health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time almost forty years ago, into the filter material used in one brand of cigarettes manufactured by Lorillard. Plaintiffs seek unspecified amounts of compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100 million in compensatory damages and as much as $5 billion in punitive damages.

  To date, no lawsuit has resulted in damages being awarded against Lorillard. Two cases, tried in late 1993 and January 1994, resulted in verdicts in favor of Lorillard. However, the fact that a cigarette manufacturer prevails in a case does not necessarily mean that a cigarette manufacturer will prevail in future cases; likewise, a loss in any of the pending cases would not necessarily mean that additional cases will be lost. Lorillard intends to defend vigorously all product liability lawsuits filed against it.

Hotels

  Loews Hotels Holding Corporation and subsidiaries-
  Funds from operations continue to exceed operating requirements. Funds for future capital expenditures and working capital requirements are expected to be provided from operations.

Watches and Other Timing Devices

  Bulova Corporation and subsidiaries ("Bulova"). Bulova is a 97% owned subsidiary of the Company.
  Competition and oversupply of watch products continue to adversely affect Bulova. The defense products segment continues to be adversely impacted by the contraction of defense spending by the United States government. Bulova may require additional working capital advances from the Company from time to time. While the Company has no obligation to enter into or maintain arrangements for any further funding requirements, it is anticipated that it would be provided through various arrangements with Bulova.

Drilling

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore")- Oversupply of drilling rigs and low crude oil prices continue to depress conditions in the drilling industry and to adversely impact Diamond Offshore. In 1993 drilling activity in the Gulf of Mexico increased due primarily to higher natural gas prices. This improvement enabled Diamond Offshore to generate sufficient funds from operations to meet its operating requirements. Although funds for future capital expenditures and working capital requirements are expected to be provided from operations, Diamond Offshore may require additional advances from the Company due to the cyclical nature of the industry.

Parent Company

  During 1993 the Company purchased 3,574,000 shares of its outstanding Common Stock at an aggregate cost of approximately $336.3 million. The funds required for such purchases were provided from working capital. Depending on market conditions, the Company, from time to time, may purchase additional shares in the open market or otherwise.
  In February 1993 the Company redeemed, at par, its outstanding 10% subordinated notes due 1996. In April 1993 the Company redeemed, at 105.8%, its outstanding 9% senior sinking fund debentures due 2016. The aggregate cost of these redemptions totaled $368 million and was provided from internally generated funds.
  In June 1993 the Company sold $300 million principal amount of 7.6% senior notes due 2023 at an effective rate of 7.8% per annum. In October 1993 the Company sold $400 million principal amount of 7% senior notes due 2023 (the "7% Notes") at an effective rate of 7.2% per annum. The Company currently has an aggregate $300 million of debt securities and/or preferred stock available for issuance under a shelf registration statement.
  In November 1993 the Company redeemed all of its currently outstanding zero coupon convertible subordinated notes due 2004 for an aggregate redemption price of approximately $411 million. The Company used the net proceeds received from the sale of the 7% Notes, together with general corporate funds, to redeem these notes.

Results of Operations:

  Revenues declined by $4.7 million and increased by $66.5 million as compared to 1992 and 1991, respectively. Income before accounting changes increased by $616.2 million and decreased by $310.2 million, as compared to 1992 and 1991, respectively.

Insurance

  Property and casualty revenues increased by $211.0 million and decreased by $319.4 million, or 2.7% and 3.8%, as compared to 1992 and 1991, respectively.
  Property and casualty premium revenues decreased by $78.5 and $380.2 million, or 1.2% and 5.7%, as compared to 1992 and 1991, respectively. The decrease from 1992 was principally attributable to increased utilization of a high deductible program for large commercial accounts. This accounted for $235 million in reduced premiums. Involuntary risks premiums were $182 million below the prior year primarily due to a decline in involuntary workers' compensation premiums recorded for the current and previous years. Small commercial accounts premiums declined by $70 million. These declines were partially offset by growth in professional and specialty lines and commercial reinsurance assumed premiums of $217 million, group accident and health of $75 million and personal lines packages premiums of $63 million. Property and casualty investment income was down 13.4% from $1,224 million reported in 1992 and down 17.4% from 1991. Investment income decreased primarily due to the continuing general decline in interest rates and an increase in short-term investments (excluding investments relating to loaned securities) from $3.0 billion at December 31, 1992 to $5.1 billion at December 31, 1993.
  Life insurance revenues increased by $6.8 and $190.9 million, or 0.2% and 7.3%, as compared to 1992 and 1991, respectively. Life premium revenues for 1993 were approximately the same as 1992, and increased by approximately $122.7 million, or 5.4%, as compared to 1991.
 Property and casualty underwriting losses were $1,791.8 million in 1993, compared to $2,999.6 and $1,224.7 million in 1992 and 1991, respectively. The combined ratio is the sum of the loss ratio and the expense ratio. The loss ratio is the percentage of incurred claims and claims adjustment expense to premiums earned. The expense ratio is the percentage of underwriting expenses, including the change in deferred acquisition costs, to premiums earned. The combined ratio was 126.4 for 1993 compared with 144.8 and 116.3 for 1992 and 1991, respectively. As previously discussed, the primary reason for the 1993 and 1992 poor operating results was the addition of $500 million in underwriting losses related to Fibreboard in the third quarter of 1993 and $1.5 billion in the fourth quarter of 1992.
  Catastrophe losses for 1993 were approximately $74 million, compared with $270 million in 1992. CNA's 1992 catastrophe losses related primarily to Hurricane Andrew. For the Los Angeles area earthquake and winter storms occurring in the first quarter of 1994, CNA has recorded losses on reported claims of approximately $65 million. Further loss development related to unreported claims, including assumed reinsurance, is estimated at approximately $35 million.
  Property and casualty pre-tax results include losses for involuntary risks of $80.8 million in 1993. Involuntary risk charges were $257.3 and $267.0 million in 1992 and 1991, respectively. Involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers and other involuntary charges. CNA's share of involuntary risks is generally a function of its share of the voluntary market by line of insurance in each state. CNA records the estimated effects of its mandatory participation in residual markets on an accrual basis. These estimates are adjusted as premium, claim and expense activity is received from the residual markets' administrators. CNA records assessments for insolvencies as they are paid rather than on an accrual basis. Such an accrual process would be very difficult, as past experience is not a reliable indicator of future activity. Further, information currently available from all the states' life and property and casualty guarantee funds is fairly limited and would not provide reliable data on which to base an estimated liability. Many states allow recovery of insolvency assessments by a direct offset to premium taxes or a separate policy surcharge. In addition, some states assess prospectively based on current premiums written. Thus, it would be unclear whether or not future assessments should be accrued on a current basis as they do not necessarily represent a liability until assessed. In any event, CNA believes that any potential estimated necessary liability would not be material.

  Property and casualty underwriting losses include reserve increases (decreases) related to prior years, net of reinsurance recoverable, of $590, $1,617 and $(106) million for the years 1993, 1992 and 1991, respectively. This reserve development includes $601, $1,689 and $48 million for asbestos claims, primarily representing reserve additions related to the Fibreboard litigation as discussed above. Adverse reserve development for reported environmental pollution claims and claims expenses totaled $107, $48 and $47 million, respectively. In 1993, CNA allocated approximately $340 million of claim reserves for unreported environmental pollution claims. Adverse reserve developments for asbestos and environmental pollution claims were offset, in part, by favorable development in other lines. For 1993, favorable trends were represented primarily by positive severity experience in professional liability lines and improvement in involuntary workers' compensation experience, resulting in reserve decreases of $182 and $148 million, respectively. See Note 16 of the Notes to Consolidated Financial Statements for further discussion of asbestos and environmental pollution exposures.
  In early 1993, CNA began a program of realigning its portfolio, which resulted in realizing gains in its investment portfolio that increased Casualty's statutory surplus. Casualty sold approximately $35.4 billion of fixed income and equity securities in 1993, realizing pre-tax net gains of $741.3 million. Of the $35.4 billion of securities sold, approximately $11.5, $13.5 and $5.8 billion were from the U.S. Treasury, Government mortgage-backed and tax-exempt municipal bond portfolios, respectively. The $2.1 billion increase in short-term securities since December 31, 1992 has been invested primarily in U.S. Treasury bills and high grade commercial paper. In addition to reducing the impact that a rise in interest rates would have on the fixed income portfolio, the increase in taxable short-term securities and the decrease in tax-exempt investments will allow the Company to minimize additional alternative minimum tax credit. Since the portfolio is extremely liquid, CNA has the flexibility to shift quickly into higher yielding investments, as the economic environment warrants.

Cigarettes

  Revenues decreased by $276.5 and $100.6 million, or 12.7% and 5.0%, as compared to 1992 and 1991, respectively. Income before accounting changes decreased by $183.9 and $89.5 million, or 35.1% and 20.8%, as compared to 1992 and 1991, respectively.
  Revenues decreased, as compared to 1992, by approximately $106.0 million, or 4.9%, due to a reduction in unit prices as well as a decline of approximately $235.5 million, or 10.8%, due to lower unit sales volume, partially offset by higher federal excise taxes amounting to $65.0 million, or 3.0%. Compared to 1991, revenues declined by approximately $229.6 million, or 11.4%, due to lower unit sales volume, partially offset by an increase of approximately $129.0 million, or 6.4%, due to price increases. The price increases over 1991 include approximately $65.0 million, or 3.2%, from the increase of federal excise taxes of $2.00 per thousand cigarettes on January 1, 1993.
  Lorillard's sales volume has declined 10.4% and 11.4% as compared to 1992 and 1991, respectively. Unit sales volume of the U.S. cigarette industry has declined by 9.0% and 9.4% over the same period. Lorillard's declining sales volume reflects a continuing trend of lower consumer cigarette consumption as well as an increase in industry discount brand sales. The discount brand category's share of industry sales had increased from an average of 30% during 1991 to an average of 37% during 1993. As at December 31, 1993, discount brands represented 33% of industry sales. Virtually all of Lorillard's sales are in the premium brand category.
  Newport, a premium brand which accounts for two-thirds of Lorillard's unit sales, declined 7.8% as compared to 6.1% versus 1991. As a result of the accelerated growth of discount brands and continued decline in consumption during the first seven months of 1993, Newport and other Lorillard premium brand unit sales were affected. With the industry-wide list price reduction of premium price brands, effective August 9, 1993, the growth rate of discount brands appears to have slowed and Lorillard's product line has benefited modestly in terms of unit sales. These pricing changes have reduced industry profit margins.
  Although Newport declined in unit sales, this decrease was less than the overall industry decline, and resulted in a share of total industry sales of 4.91% versus 4.85% in 1992, an increase of .06%. On an overall basis, Lorillard's premium brands compared favorably with the industry's rate of decline for this segment, a loss of 17.7% for the industry versus 11.2% for Lorillard.

  It is expected that lower consumer cigarette consumption will continue to influence overall industry unit volume and the discount category will be a significant influence in overall sales.

  U.S. federal excise taxes on cigarettes increased $2.00 per thousand effective January 1, 1993. The current administration's efforts to reduce the federal deficit and to enact health care reform has led to further proposals to increase the excise tax. The effects of any additional federal tax increases, as well as increases by state and local taxing authorities, or manufacturers' price increases cannot be determined, but it is likely they would add to the overall industry decline and the growth in the discount category.

Hotels

  Revenues decreased by $16.2 and $15.7 million, or 8.0% and 7.8%, as compared to 1992 and 1991, respectively. Results from operations before accounting changes declined $3.7 and $6.6 million, as compared to 1992 and 1991, respectively.
  Oversupply of hotel rooms and the highly competitive nature of the hotel industry continue to adversely affect average room rates. Although demand has increased in some areas, it has not compensated for the lower average room rates.
  Revenues declined due primarily to lower occupancy rates at the Loews Monte Carlo Hotel resulting from the depressed general economic conditions in southern Europe as well as the impact of a weak Italian Lira and resulting absence of Italian tourist business on the Riviera. In addition, average room rates declined at North American properties, partially offset by increased occupancy rates. Results from operations before accounting changes declined due primarily to the lower revenues. The prior year included a charge of $3.7 million relating to renegotiation of a hotel land lease.

Watches and Other Timing Devices

  Revenues decreased by $27.8 and $10.8 million, or 15.4% and 6.5%, as compared to 1992 and 1991, respectively. Results from operations before accounting changes decreased by $2.0 and increased by $0.5 million, as compared to 1992 and 1991, respectively.
  Revenues and results from operations declined due primarily to lower industrial and defense sales volume related to a $19.5 million payment by the U.S. government in 1992 in relation to a favorable settlement of defense contract claims. This benefit was partially offset by a charge of approximately $2.4 million for the write-off of parts inventory and equipment related to these contracts, as well as a continuing decline of defense business. Watch and clock unit sales volume also declined in 1993, partially offset by a gain on sale of an inactive defense manufacturing facility and accrual of environmental costs in 1992. Results from operations increased, as compared to 1991, due to the gain from asset dispositions and lower interest expense, partially offset by lower results from Bulova's consumer products division.

Drilling

  Revenues increased by $70.5 and $223.7 million, as compared to 1992 and 1991, respectively. Net loss decreased by $34.6 million and increased by $5.4 million, as compared to 1992 and 1991, respectively.
  Revenues increased and net loss declined, as compared to 1992, due to Gulf of Mexico jackup rigs achieving nearly 98% utilization due to higher natural gas prices and deployment to Mexico of jackup rigs under long term contracts. This caused revenues and operating income to increase by approximately $38 million as compared to 1992.
  Since this recovery, a number of jackup rigs have been mobilized to the Gulf of Mexico from foreign locations. To date, the market has been able to absorb this increase in supply but Diamond Offshore faces a risk that rates and utilization can decline if the number of rigs available exceeds demand. This risk is magnified since most Gulf of Mexico employment is short term, on a well to well basis.
  Higher rig utilization and day rates in the Gulf of Mexico were partially offset by adverse market conditions in the North Sea due primarily to changes in the United Kingdom Petroleum Revenue Tax. In addition, regulatory changes will require substantial capital expenditures for older rigs in order to obtain licensing for operations in the North Sea. Diamond Offshore believes that it may be necessary to mobilize its older rigs to new markets during the next year. It is likely that the costs of these relocations will not be fully reimbursed by customers. Diamond Offshore anticipates its three newest units will not require major modifications and may continue to operate in this market.

  Results from operations also benefited from the parent company to retire intercompany debt.
  Revenues increased in 1993 as compared to 1991, due primarily to the acquisition of 40 offshore drilling rigs in January 1992. Net loss increased due primarily to the corresponding increase in intercompany interest and higher depreciation expenses related to the additional rigs.

Other

  Revenues increased by $27.5 and $98.4 million, as compared to 1992 and 1991, respectively. Results from operations decreased by $6.9 million and increased by $77.7 million, as compared to 1992 and 1991, respectively. Other operations consist primarily of investment income of non-insurance companies and the Company's investment in CBS Inc.
  Revenues increased due primarily to higher earnings (accounted for under the equity method) of CBS Inc. and higher realized investment gains, partially offset by lower investment income. Results from operations before accounting changes declined, as compared to 1992, due to increased interest expense relating to the write off of unamortized discount for the early retirement of debt, partially offset by the increased revenues. Results from operations increased, as compared to 1991, due to the increased revenues, and lower interest expense.

Accounting Developments:

  In November 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No.112, "Employers' Accounting for Postemployment Benefits." This Statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (postemployment benefits). Postemployment benefits include salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits, job training and counseling and continuation of benefits such as health care benefits and life insurance coverage. This Statement applies to financial statements for fiscal years beginning after December 15, 1993. This Statement will not have a significant impact on the Company.
  In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement addresses the accounting by creditors for impairment of certain loans. It is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities. The Statement requires that applicable loans be treated as impaired when it is probable that a creditor will be unable to collect all amounts (both principal and interest) contractually due. It requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Impairment may be measured at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. In early 1994, the FASB began deliberating certain amendments to this Statement. This Statement applies to financial statements for fiscal years beginning after December 15, 1994. This Statement will not have a significant impact on the Company.

Item 8. Financial Statements and Supplementary Data.

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                      --------------------------------
(Amounts in thousands of dollars)                                           1993             1992
- ------------------------------------------------------------------------------------------------------
                                                                                          (Restated)
Assets:

Investments (Notes 1, 2, 3 and 4):
  Fixed maturities available for sale, amortized cost of
   $17,132,086 and market value of $18,295,953, respectively ......   $17,657,856         $17,414,480
  Equity securities available for sale, cost of $1,028,733 and
   market value of $902,455, respectively .........................     1,240,256             859,879
  Mortgage loans and notes receivable .............................       121,439             152,328
  Policy loans ....................................................       173,606             177,811
  Other investments ...............................................        72,085              59,524
  Short-term investments ..........................................     8,025,201           5,712,212
                                                                      -------------------------------
     Total investments ............................................    27,290,443          24,376,234
Cash ..............................................................       155,703             105,308
Receivables (Note 1):
  Reinsurance .....................................................     2,951,644           3,249,849
  Other insurance .................................................     3,657,048           3,995,103
  Less allowance for doubtful accounts ............................      (117,324)           (110,420)
  Security sales ..................................................       467,329             137,054
  Federal income taxes (Note 8) ...................................        96,623             301,009
  Other, less allowance for doubtful accounts and cash discounts of
   $12,418 and $20,860 ............................................       419,413             516,790
Inventories (Notes 1 and 6) .......................................       241,287             260,019
Investment in associated companies (Note 5) .......................       490,654             422,941
Property, plant and equipment-net (Notes 1 and 7) .................     1,038,179           1,002,251
Deferred income taxes (Note 8) ....................................     1,074,410           1,109,532
Other assets (Notes 13 and 14) ....................................       564,600             467,498
Deferred policy acquisition costs of insurance subsidiaries (Note 1)      979,166             887,004
Separate Account business (Notes 1 and 3) .........................     6,540,557           6,835,342
                                                                      -------------------------------
     Total assets .................................................   $45,849,752         $43,555,514
                                                                      ===============================

See Notes to Consolidated Financial Statements.

                                                                                 December 31,
                                                                      --------------------------------
                                                                            1993             1992
- ------------------------------------------------------------------------------------------------------
                                                                                           (Restated)
Liabilities and Shareholders' Equity:

Insurance reserves (Note 1):
  Claims and claims expense .......................................   $21,670,202         $20,733,438
  Future policy benefits ..........................................     2,735,691           2,486,279
  Unearned insurance premiums .....................................     2,556,015           2,422,149
  Policyholders' funds ............................................       477,095             538,373
                                                                      -------------------------------
     Total insurance reserves .....................................    27,439,003          26,180,239
Accounts payable and accrued liabilities ..........................       705,034             598,726
Payable for securities purchased ..................................       190,138             113,960
Securities sold under repurchase agreements (Note 2) ..............       613,250             610,987
Accrued taxes (Note 8) ............................................       290,861             205,520
Long-term debt, less unamortized discount (Notes 3 and 9) .........     2,195,670           1,759,595
Deferred credits and other liabilities (Note 13) ..................       635,667             612,826
Separate Account business (Notes 1 and 3) .........................     6,540,557           6,835,342
Participating policyholders' equity (Note 1) ......................       160,100             177,568
                                                                      -------------------------------
     Total liabilities ............................................    38,689,280          37,094,763
                                                                      -------------------------------
Minority interest .................................................     1,033,274             933,761
                                                                      -------------------------------
Commitments and contingent liabilities
 (Notes 1, 2, 4, 8, 9, 13, 14, 15 and 16)
Shareholders' equity (Notes 1, 2, 5, 9, 11 and 13):
  Common stock, $1 par value:
    Authorized-200,000,000 shares
    Issued and outstanding-61,524,700 and 65,098,700 shares .......        61,525              65,099
  Additional paid-in capital ......................................       210,289             163,076
  Earnings retained in the business ...............................     5,476,660           5,266,983
  Unrealized appreciation .........................................       406,736              31,832
  Pension liability adjustment ....................................       (28,012)
                                                                      -------------------------------
     Total shareholders' equity ...................................     6,127,198           5,526,990
                                                                      -------------------------------
     Total liabilities and shareholders' equity ...................   $45,849,752         $43,555,514
                                                                      ===============================

Loews Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED INCOME

                                                                Years Ended December 31,
                                                  ---------------------------------------------------
(Amounts in thousands, except per share data)         1993                1992                1991
- -----------------------------------------------------------------------------------------------------
Revenues (Note 1):
  Insurance premiums:
    Property and casualty (net of insurance
     premiums ceded of $508,098, $487,381
     and $481,709) ............................   $ 6,273,654         $ 6,352,166         $ 6,653,846
    Life (net of insurance premiums ceded of
     $40,053, $41,884 and $25,869) ............     2,392,027           2,392,690           2,269,320
  Investment income, net of expenses (Note 2) .     1,377,754           1,584,321           1,736,806
  Realized investment gains (Note 2) ..........       862,797             407,247             412,155
  Manufactured products (including excise taxes
   of $379,361, $355,816 and $358,993) ........     2,055,084           2,363,431           2,167,410
  Other (Note 5) ..............................       725,461             591,599             380,727
                                                  ---------------------------------------------------
     Total ....................................    13,686,777          13,691,454          13,620,264
                                                  ---------------------------------------------------
Expenses (Note 1):
  Insurance benefits and underwriting expenses
   (net of reinsurance ceded of $177,550,
   $570,208 and $473,161) .....................     9,271,536          10,697,227           9,076,444
  Amortization of deferred policy acquisition
   costs ......................................     1,193,421           1,067,689           1,112,857
  Cost of manufactured products sold (Note 6) .       864,115             878,465             886,340
  Selling, operating, advertising and
   administrative expenses.....................     1,506,049           1,417,696           1,169,915
  Interest ....................................       162,298             148,843             163,559
                                                  ---------------------------------------------------
     Total ....................................    12,997,419          14,209,920          12,389,115
                                                  ---------------------------------------------------
                                                      689,358            (518,466)          1,231,149
                                                  ---------------------------------------------------
  Income taxes (benefits) (Note 8) ............        46,567            (388,691)            217,458
  Minority interest ...........................        48,670            (107,678)            109,353
                                                  ---------------------------------------------------
     Total ....................................        95,237            (496,369)            326,811
                                                  ---------------------------------------------------
Income (loss) before cumulative effect of
 changes in accounting principles .............       594,121             (22,097)            904,338
Cumulative effect of changes in accounting
 principles-net (Note 1) ......................                           144,711
                                                  ---------------------------------------------------
Net income ....................................   $   594,121         $   122,614         $   904,338
                                                  ===================================================
Earnings Per Share (Note 11):
  Income (loss) before cumulative effect of
   changes in accounting principles ...........         $9.27              $ (.33)             $13.14
  Cumulative effect of changes in accounting
   principles-net .............................                              2.20
                                                  ---------------------------------------------------
     Net income ...............................         $9.27               $1.87              $13.14
                                                  ===================================================

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                   Additional    Earnings      Unrealized    Pension    Common
                                         Common     Paid-In     Retained in   Appreciation  Liability  Stock Held
(Amounts in thousands)                    Stock     Capital     the Business (Depreciation) Adjustment in Treasury
- ------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1990 ..........   $69,917     $130,301    $4,860,494     $(17,315)
  Net income ........................                              904,338
  Dividends paid, $1 per share ......                              (68,923)
  Purchases of common stock ........                                                                    $ 264,182
  Retirement of common stock held
   in treasury .....................     (2,359)      (5,685)     (231,873)                              (239,917)
  Net unrealized appreciation ......                                             14,896
  Equity in certain transactions of
   subsidiary companies (Note 5) ...                  37,546
                                        -------------------------------------------------------------------------
Balance, December 31, 1991 .........     67,558      162,162     5,464,036       (2,419)                   24,265
  Net income .......................                               122,614
  Dividends paid, $1 per share .....                               (65,810)
  Purchases of common stock ........                                                                      238,223
  Retirement of common stock held in
   treasury ........................     (2,459)      (6,172)     (253,857)                              (262,488)
  Net unrealized appreciation.......                                             34,251
  Equity in certain  transactions of
   subsidiary companies ............                   7,086
                                        -------------------------------------------------------------------------
Balance, December 31, 1992 .........     65,099      163,076     5,266,983       31,832
  Net income .......................                               594,121
  Dividends paid, $1 per share .....                               (64,289)
  Purchases of common stock ........                                                                      336,297
  Retirement of common stock held in
   treasury ........................     (3,574)     (12,568)     (320,155)                              (336,297)
  Accounting change (Note 1) .......                                            367,928
  Net unrealized appreciation ......                                              6,976
  Pension liability adjustment
   (Note 13) .......................                                                         $(28,012)
  Equity in certain transactions of
   subsidiary companies (Note 5) ...                  59,781
                                        -------------------------------------------------------------------------
Balance, December 31, 1993 .........    $61,525     $210,289    $5,476,660     $406,736      $(28,012)
                                        =========================================================================

See Notes  to  Consolidated  Financial  Statements.

Loews Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                 Years Ended December 31,
                                                  ----------------------------------------------------
(Amounts in thousands)                                 1993                1992                1991
- ------------------------------------------------------------------------------------------------------
                                                                      ------------(Restated)----------
Operating Activities:
  Net income ..................................   $    594,121        $    122,614        $    904,338
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Cumulative effect of changes in
     accounting principles ....................                           (144,711)
    Undistributed (earnings) losses from
     unconsolidated affiliates ................        (50,045)            (26,170)             22,589
    Distribution of CBS equity earnings .......          3,787               3,029             417,597
    Provision for minority interest ...........         48,670            (107,678)            109,353
    Amortization of investments ...............        (95,262)           (127,416)           (144,697)
    Depreciation and amortization .............        135,101             138,370              99,701
    Realized investment gains .................       (862,797)           (407,247)           (412,155)
    Provision for deferred income taxes .......       (181,601)           (382,691)           (220,207)
  Changes in assets and liabilities-net:
    Reinsurance receivables ...................        298,185             457,892             213,036
    Other receivables .........................        349,971            (327,966)            250,208
    Deferred policy acquisition costs .........        (92,162)            (34,065)            (27,263)
    Insurance reserves and claims .............      1,229,486           2,496,282           1,419,342
    Accounts payable and accrued liabilities ..        403,027             (28,336)            102,754
    Other-net .................................       (119,803)             26,704             (52,871)
                                                  ----------------------------------------------------
                                                     1,660,678           1,658,611           2,681,725
                                                  ----------------------------------------------------
Investing Activities:
  Purchases of fixed maturities ...............    (42,893,379)        (32,343,428)        (38,115,486)
  Proceeds from sales of fixed maturities .....     41,339,798          32,854,377          32,039,457
  Proceeds from maturities of fixed maturities       2,349,370           1,414,987           2,751,185
  Purchases of equity securities ..............       (957,846)           (574,478)           (419,347)
  Proceeds from sales of equity securities ....        874,460             435,147             654,403
  Return of investment from CBS tender offer...                                                 12,666
  Purchases of property and equipment .........       (159,480)           (123,658)            (90,216)
  Proceeds from sales of property and equipment         20,276              17,184              22,411
  Securities sold under repurchase agreements .          2,263            (789,248)          1,381,439
  Change in short-term investments ............     (2,259,348)         (1,841,219)           (293,957)
  Change in other investments .................          8,146             151,821            (110,336)
  Purchase of business-net of cash acquired ...                           (372,242)
                                                  -----------------------------------------------------
                                                    (1,675,740)         (1,170,757)         (2,057,781)
                                                  -----------------------------------------------------
Financing Activities:
  Dividends paid to shareholders ..............        (64,289)            (65,810)            (68,923)
  Purchases of treasury shares ................       (336,297)           (238,223)           (264,182)
  Principal payments on long-term debt ........       (745,163)           (210,662)           (303,717)
  Issuance of long-term debt ..................      1,181,910               1,517             397,461
  Net decrease in short-term debt .............                                               (399,429)
  Receipts credited to policyholders ..........         47,481              47,293              45,204
  Withdrawals of policyholder account balances         (18,185)            (18,476)            (11,581)
                                                  ----------------------------------------------------
                                                        65,457            (484,361)           (605,167)
                                                  -----------------------------------------------------
Net change in cash ............................         50,395               3,493              18,777
Cash, beginning of year .......................        105,308             101,815              83,038
                                                  ----------------------------------------------------
Cash, end of year .............................   $    155,703        $    105,308        $    101,815
                                                  ====================================================

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies-

  Principles of Consolidation-The consolidated financial statements include all significant subsidiaries and all material intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in associated companies in which the Company has an interest of 20% to 50%.

  Accounting Changes-Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-duration and Long-duration Contracts." This Statement establishes the conditions required for a contract to be accounted for as reinsurance, prescribes accounting and reporting standards for those contracts, and requires that balances pertaining to reinsurance transactions be reported "gross" on the balance sheet rather than reductions of reserves for claims and claims expense, policy benefits of unearned premiums. At December 31, 1993, reinsurance recoverables on insurance claim and policy benefits reserves of $2,500,000,000 and ceded unearned premiums of $167,000,000 are reported as assets. Prior years' amounts have been restated. As a result, assets and liabilities at December 31, 1992 were each increased by $3,100,000,000.
  The provisions of SFAS No. 113 that pertain to risk transfer and recognition of revenues and costs did not impact the Company's income or shareholders' equity as all material reinsurance arrangements are prospective and provided for the transfer of risk.
  Effective December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement requires that investments in debt and equity securities classified as available: for sale be carried at fair value. Previously, fixed income securities classified as available for sale were carried at the lower of aggregate amortized cost or fair value. Unrealized gains and losses are reflected as a separate component of shareholders' equity, net of deferred income taxes, participating policyholders' and minority interests. The effect of adopting this Statement was to increase shareholders' equity by $367,928,000 (net of $293,973,000 in deferred income taxes, participating policyholders' and minority interests). The adoption of this Statement did not impact net income. In accordance with the Statement, prior period financial statements have not been restated. Separate Account assets invested in debt securities have also been classified as available for sale and are now carried at fair value. As a result, Separate Account investments were increased by $189,000,000 with a corresponding increase to Separate Account liabilities.
  In 1992 the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes." CBS Inc. has also adopted SFAS Nos. 106 and 109 as well as SFAS No. 112, "Employers' Accounting for Postemployment Benefits" which requires accrual of benefits to be provided to former or inactive employees after employment, but before retirement. In addition, CNA Financial Corporation ("CNA") changed its method of accounting from reporting ultimate reserves for fixed and determinable claims reserves related to workers' compensation lifetime claims and accident and health disability claims to discounting such reserves consistent with accounting practices on other similar fixed and determinable claims. The cumulative effect as of January 1, 1992 of adopting these accounting changes is as follows:

                                                      In thousands    Per Share
                                                      ------------    ---------

Postretirement benefits other than pensions (net
 of income tax benefit of $102,005) ...............    $(201,131)       $(3.06)
Accounting for income taxes .......................      128,991          1.96
Discounting for certain workers' compensation and
 disability claims (net of income tax expense
 of $135,200) .....................................      218,132          3.32
Postemployment benefits of CBS Inc. (net of income
 tax benefit of $94) ..............................       (1,281)         (.02)
                                                       ---------        ------
                                                       $ 144,711        $ 2.20
                                                       =========        ======

  Investments-Investments in securities, which are held principally by insurance subsidiaries of CNA, are carried as follows:
  The Company believes it has the ability to hold all fixed income investments until maturity. However, securities may be sold to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, as part of the Company's asset/liability strategy, or for other similar factors. As a result, the Company considers its fixed maturity securities (bonds and redeemable preferred stocks) and equity securities as available for sale and they are carried at fair value. In prior years, fixed maturity securities were also considered as available for sale, but were carried at the lower of aggregate amortized cost or fair value; in accordance with guidance promulgated by the Securities and Exchange Commission. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income.
  Mortgage loans are carried at unpaid principal balances, adjusted for amortization of premium or discount. Policy loans are carried at unpaid balances. Short-term investments are carried at amortized cost, which approximates market value.
  The cost of securities sold is determined by the identified certificate method. The unrealized gain or loss on investments which are revalued to current market values is net of applicable deferred income taxes and participating policyholders' and minority interests and is reflected as part of shareholders' equity in unrealized appreciation. Investments are written down to estimated realizable values and losses are charged to income when a decline in value is considered to be other than temporary.

  Insurance Operations-Premium revenue-Insurance premiums on property/casualty and health insurance contracts (included in life premiums) are earned ratably over the terms of the policies after provision for estimated adjustments on retrospectively rated policies and deductions for ceded insurance. Revenues on universal life-type contracts are comprised of contract charges and fees which are recognized over the coverage period when assessed against the policyholders' account balances. Other life insurance premiums are recognized as revenue when due after deductions for ceded insurance.
  Claims and claims expense reserves-Claims and claims expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and health disability claims, are based on (a) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations, (b) estimates of unreported losses based upon past experience, (c) estimates of assumed insurance, (d) estimates of future expenses to be incurred in settlement of claims, and (e) estimates of claim recoveries. In establishing these estimates, consideration is given to current conditions and trends as well as past company and industry experience.
  Structured settlements have been negotiated for claims on certain property/casualty insurance policies. Structured settlements are agreements to provide periodic payments to claimants, which are fixed and determinable as to the amount and time of payment. Certain structured settlements are funded by annuities purchased from CNA's life insurance subsidiary.
Related annuity obligations are carried in future policy benefits reserves. Obligations for structured settlements not funded by annuities are carried at discounted values which approximate the alternative cost of annuity purchases. Such reserves, discounted at interest rates ranging from 6.3 % to 7.5 %, totaled $748,900,000 and $662,600,000 at December 31, 1993 and 1992, respectively.
  Workers' compensation lifetime claims and accident and health disability claim reserves are discounted at interest rates ranging from 3.5% to 5.5% with mortality and morbidity assumptions reflecting current industry experience. Such discounted reserves totaled $969,800,000 and $911,100,000 at December 31, 1993 and 1992 respectively.
  Amounts assuming the changes in accounting for discounting certain workers' compensation and disability claims were applied retroactively to the year ended December 31, 1991, in thousands of dollars except per share data, are as follows:

Pro forma consolidated net income ...............................    $941,730
  Per share .....................................................       13.69
  Net income per share as previously reported ...................       13.14

  Claims and claims expense reserves are based on estimates and the ultimate liability may vary significantly from such estimates. Any adjustments that are made to the reserves are reflected in operating income in the year such adjustments are made.
  Future policy benefits reserves-Reserves for traditional life insurance products are computed based upon net level premium methods using actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions include a margin for adverse deviations and generally vary by plan, age at issue and policy duration. Interest rates range from 3% to 10.5%, and mortality, morbidity and withdrawal assumptions reflect CNA and industry experience prevailing at the time of issue. Renewal expense estimates include the estimated effects of inflation and expenses beyond the premium paying period.
  Reinsurance-CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.
  Deferred policy acquisition costs-Costs of acquiring insurance business, which vary with and are primarily related to the production of such business, are deferred. Such costs include commissions, premium taxes, and certain underwriting and policy issuance costs. Property/casualty acquisition costs are amortized ratably over the period the related premiums are recognized. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs. Life acquisition costs are capitalized and amortized based on assumptions consistent with those used for computing policy benefit reserves. Acquisition costs on ordinary life business are amortized over the assumed premium paying periods. Universal life and investment annuity acquisition costs are amortized in proportion to the present value of estimated gross profits over the products' assumed durations, which are regularly evaluated and adjusted, as appropriate. To the extent that unrealized gains or losses on available for sale securities would result in an adjustment of deferred policy acquisition costs had those gains or losses actually been realized, the related unamortized deferred policy acquisition costs are recorded as an adjustment of the unrealized gains or losses included in shareholders' equity.
  Restricted investments-On December 30, 1993, CNA deposited $986,800,000 in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note 16. The funds are included in short-term investments and are invested in U.S. treasury securities. The escrow account is the prefunding mechanism to the trust fund for future claimants.
  Participating business-Participating business represented 1.1%, 1.2% and 1.6% of CNA's gross life insurance in force and 1.1%, 1.2% and 1.4% of life insurance premium income for 1993, 1992 and 1991, respectively. Participating policyholders' equity is determined by allocating 90% of related net income or loss and unrealized investment gains or losses to such business, less dividends determined by CNA's Board of Directors. In the accompanying Statements of Consolidated Income, revenues and benefits and expenses include amounts related to participating policies; the net income or loss allocated to participating policyholders' equity is a component of insurance claims and policyholders' benefits.
  Separate Account business-CNA's life insurance subsidiary, Continental Assurance Company ("CAC"), issues certain investment and annuity contracts, the assets and liabilities of which are legally segregated and reflected in the accompanying Consolidated Balance Sheets as assets and liabilities of Separate Account business. CAC guarantees principal and a specified return to the contractholders of approximately 86% of the Separate Account business. Substantially all assets of the Separate Accounts are carried at fair value. Separate Account liabilities are carried at the higher of contract value or the fair value of the underlying assets. Investment income and gains and losses for the Separate Account accrue to the contractholders and are therefore not included in the Statements of Consolidated Income or Cash Flows except for funding which may be required under the guarantees. Revenues to CNA from the Separate Account business consist principally of administration fees.

  Statutory capital and surplus-Statutory capital and surplus and net income
(loss), determined in accordance with accounting practice prescribed or permitted by the Illinois Insurance Department, for property/casualty and life insurance subsidiaries are as follows:

                         Statutory Capital
                             and Surplus          Statutory Net Income (Loss)
                       ----------------------  ----------------------------------
                           December 31,             Years Ended December 31,
                       ----------------------  ----------------------------------
                         1993        1992         1993        1992        1991
                       ----------------------------------------------------------
                                            (In thousands)
Property/casualty .... $3,598,415  $3,135,847    $120,710  $(1,043,050)  $716,950
Life ...............    1,021,970   1,002,985          99       11,831    113,288

  Inventories-Tobacco products-These inventories, aggregating $174,377,000 and $186,986,000 at December 31, 1993 and 1992, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method.
  Watches and other timing devices-These inventories, aggregating $52,109,000 and $59,322,000 at December 31, 1993 and 1992, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

  Property, Plant and Equipment-Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the various classes of properties. Leaseholds and leasehold improvements are depreciated or amortized over the terms of the related leases (including optional renewal periods where appropriate) or the estimated lives of improvements, if less than the lease term.
  The principal service lives used in computing provisions for depreciation are as follows:

                                                                      Years
                                                                     --------
Buildings and building equipment .................................         40
Building fixtures ................................................   10 to 20
Machinery and equipment ..........................................    5 to 12
Hotel equipment ..................................................    4 to 12
Drilling equipment ...............................................   10 to 25

  Research and Development Costs-Research and development costs are charged to expense as incurred and amounted to $11,866,000, $11,521,000 and $11,476,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

  Reclassification-Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1993.

2. Investments-

   Investment income consisted of:

                                                Years Ended December 31,
                                        ---------------------------------------
                                           1993          1992           1991
                                        ---------------------------------------
                                                     (In thousands)
Investment income:
  Fixed maturities:
    Bonds:
      Tax exempt ....................   $  504,896    $  728,031     $  638,110
      Taxable .......................      539,695       622,967        811,016
    Redeemable preferred stocks .....       21,231        11,207         13,734
  Equity securities .................       16,441        19,068         19,392
  Mortgage loans ....................       15,410        13,001         15,799
  Policy loans ......................       10,413        10,587         10,520
  Security repurchase transactions ..        6,249        18,627         44,373
  Short-term investments ............      281,401       177,923        217,676
  Other .............................       12,138        22,586         25,848
                                        ---------------------------------------
     Total investment income ........    1,407,874     1,623,997      1,796,468
Investment expenses .................       30,120        39,676         59,662
                                        ---------------------------------------
     Investment income-net ..........   $1,377,754    $1,584,321     $1,736,806
                                        =======================================

  Realized investment gains (losses) are as follows:

                                                Years Ended December 31,
                                        ---------------------------------------
                                            1993          1992          1991
                                        ---------------------------------------
                                                     (In thousands)
Fixed maturities ....................   $  765,848    $  303,622     $  441,858
Equity securities ...................      118,774        45,339          3,762
Guaranteed separate accounts ........                     35,496        (39,675)
Other ...............................      (21,825)       22,790          6,210
                                        ---------------------------------------
                                           862,797       407,247        412,155
Income taxes ........................     (300,002)     (132,980)      (140,607)
Allocated to participating
 policyholders ......................      (13,142)      (12,140)       (20,055)
Minority interest ...................      (87,752)      (39,785)       (48,411)
                                        ---------------------------------------
     Realized investment gains-net ..   $  461,901    $  222,342     $  203,082
                                        =======================================

  Securities sold under agreements to repurchase represent the amounts of securities which will be reacquired subsequently by certain insurance and non-insurance subsidiaries as specified in the agreements. Proceeds from these transactions have been invested in short-term investments (principally commercial paper and government securities) with maturities which correspond to the repurchase dates.
  The carrying value of investments (other than equity securities) that have not produced income for the last twelve months is $134,188,000 at December 31, 1993.
  Investment gains of $1,005,538,000 and losses of $120,916,000 were realized on securities available for sale for the year ended December 31, 1993. Total investment gains of $459,000,000 and $614,307,000 and losses of $155,378,000 and
$172,449,000 were realized on sales of fixed maturities for the years ended December 31, 1992 and 1991, respectively.

  The amortized cost and market values of securities available for sale are as follows:

                                                                           Unrealized
                                                    Amortized     ------------------------------       Market
                                                       Cost            Gains            Losses          Value
                                                  -------------------------------------------------------------
                                                                          (In thousands)

                                                                         December 31, 1993
                                                                         -----------------
United States government and obligations of
 government agencies ..........................    $ 6,482,814       $   80,070        $  8,405      $ 6,554,479
Asset-backed ..................................      2,514,596           42,073           9,373        2,547,296
States, municipalities and political
 subdivisions-tax exempt ......................      4,725,384          316,717          27,260        5,014,841
Corporate .....................................      1,800,548           64,042          12,768        1,851,822
Other debt ....................................      1,163,454           80,033           2,053        1,241,434
Redeemable preferred stocks ...................        445,290            3,493             799          447,984
                                                   -------------------------------------------------------------
     Total fixed maturities ...................     17,132,086          586,428          60,658       17,657,856
Equity securities .............................      1,028,733          229,806          18,283        1,240,256
                                                   -------------------------------------------------------------
                                                   $18,160,819       $  816,234        $ 78,941      $18,898,112
                                                   =============================================================

                                                                         December 31, 1992
                                                                         -----------------
United States government and obligations of
 government agencies ..........................    $ 2,878,835       $   28,639        $  7,427      $ 2,900,047
Asset-backed ..................................      2,132,976           94,942          14,055        2,213,863
States, municipalities and political
 subdivisions-tax exempt ......................      9,501,741          712,962          52,276       10,162,427
Corporate .....................................      1,161,965           75,185          10,765        1,226,385
Other debt ....................................      1,171,407           52,748           2,295        1,221,860
Redeemable preferred stocks ...................        567,556            4,427             612          571,371
                                                   -------------------------------------------------------------
     Total fixed maturities ...................     17,414,480          968,903          87,430       18,295,953
Equity securities .............................        813,779          106,911          18,235          902,455
                                                   -------------------------------------------------------------
                                                   $18,228,259       $1,075,814        $105,665      $19,198,408
                                                   =============================================================

  The amortized cost and market value of fixed maturities at December 31, 1993 and 1992 are shown below by contractual maturity. Actual maturities differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

                                                                   December 31,
                                                  --------------------------------------------------------
                                                             1993                         1992
                                                  --------------------------------------------------------
                                                    Amortized       Market       Amortized        Market
                                                      Cost          Value          Cost           Value
                                                  --------------------------------------------------------
                                                                      (In thousands)
Due in one year or less ......................     $   687,704    $   702,683    $   819,504    $   831,731
Due after one year through five years ........       7,500,849      7,597,198      4,810,388      4,953,451
Due after five years through ten years .......       1,466,050      1,520,597      2,248,911      2,362,085
Due after ten years ..........................       4,962,887      5,290,082      7,402,701      7,934,823
Asset-backed securities not due at a single
 maturity date ...............................       2,514,596      2,547,296      2,132,976      2,213,863
                                                   --------------------------------------------------------
                                                   $17,132,086    $17,657,856    $17,414,480    $18,295,953
                                                   ========================================================

3. Fair Value of Financial Instruments-

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values may be based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Accordingly, the estimates presented herein are subjective in nature and are not necessarily indicative of the amounts that the Company could realize in a current market exchange. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments such as real estate and insurance reserves from fair value disclosure. Thus, the aggregate fair value amounts cannot be summed to determine the underlying economic value of the Company.
  The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                  December 31,
                                                  --------------------------------------------------------
                                                          1993                         1992
                                                  --------------------------------------------------------
                                                  Carrying      Estimated       Carrying       Estimated
                                                   Amount       Fair Value       Amount        Fair Value
                                                  --------------------------------------------------------
                                                                    (In thousands)
Financial Assets:
  Investments:
    Fixed maturities available for sale ......    $17,657,856    $17,657,856    $17,414,480    $18,295,953
    Equity securities available for sale .....      1,240,256      1,240,256        859,879        902,455
    Mortgage loans and notes receivable ......         74,816         77,914        103,018        104,937
    Policy loans .............................        173,606        163,566        177,811        167,894
    Other investments ........................         67,891         70,664         54,294         54,901
Separate Account assets:
  Fixed maturities available for sale ........      6,234,964      6,234,964      6,507,127      6,693,943
  Equity securities available for sale .......        145,663        145,663        112,511        112,594
  Other ......................................        159,930        168,570        215,704        215,727

Financial Liabilities:
  Premium deposits and annuity contracts .....        544,669        534,948        519,758        511,027
  Long-term debt .............................      2,182,210      2,284,651      1,742,799      1,826,894
  Separate Account liabilities:
    Guaranteed investment contracts ..........      4,875,440      5,178,817      5,531,806      5,782,639
    Deferred annuities........................         66,458         81,433         64,284         78,600
    Variable separate accounts................        222,780        222,780        148,970        148,970
    Other.....................................        887,440        887,440        685,390        685,390

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
  The carrying amounts reported in the balance sheet for short-term investments and securities sold under repurchase agreements approximates fair value, because of the short maturity of those investments. As such, these financial instruments are not shown in the table above.
  Fixed maturity securities, equity securities and separate account securities are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from independent pricing services or quoted market prices of comparable instruments adjusted for differences between the quoted instruments and the instruments being valued.
  Fair value for mortgage loans and notes receivable and policy loans are estimated using discounted cash flow analyses, at interest rates currently being offered for similar loans to borrowers with comparable credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.
  Other investments and other Separate Account assets consist of investments in limited partnerships, short term securities and various miscellaneous assets. Valuation techniques to determine fair value consist of discounted cash flows and quoted market prices of (a) the investments, (b) comparable instruments and
(c) underlying assets of the investments. The fair value of certain assets contained above approximates their carrying value.

  Premium deposit and annuity contracts are valued based on cash surrender values and the outstanding fund balances.
  Guaranteed investment contracts and deferred annuities of the separate accounts are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued.
  The fair value of the liabilities for variable separate accounts are based on the quoted market values of the underlying assets of each variable separate account. The fair value of other separate account liabilities approximates carrying value.
  Fair value of long-term debt traded on securities exchanges is based on quoted market prices. The fair values for other long-term debt are based on quoted market prices of comparable instruments adjusted for differences between the quoted instruments and the instruments being valued or are estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

4. Off-Balance-Sheet Financial Instruments-

  The Company enters into various transactions involving off-balance-sheet financial instruments through a variety of futures, swaps, options, forward and other contracts (the "contracts") as part of its investing activities. Entering into these contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the market risk associated with unmatched positions. Notional or contractual amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. In addition, the amounts subject to credit loss are substantially mitigated by collateral requirements of the contracts. These contracts are marked to market and gains or losses are included in realized investment gains or losses.
  The Company's investments in off-balance-sheet financial instruments are as follows:

                                                                       December 31,
                                                  -----------------------------------------------------------
                                                              1993                          1992
                                                  -----------------------------------------------------------
                                                  Contractual/    Estimated       Contractual/    Estimated
                                                   Notional       Fair Value       Notional       Fair Value
                                                  -----------------------------------------------------------
                                                                         (In thousands)
Interest rate swaps ...........................      $ 75,000       $ (8,005)      $  325,000      $(3,435)
Commitments to purchase government and
 municipal securities .........................       211,000            137          299,500        3,071
Options written on:
  Intermediate term United States Treasury
   securities .................................                                     1,000,000        6,239
  Equities and equity index ...................       133,712         (6,572)          89,974          268
Financial futures .............................       803,313          2,557          444,451       (2,568)
Commodity:
  Swaps .......................................       344,870        (32,277)         272,890       (5,081)
  Futures .....................................        19,921            980           17,737         (446)
  Forward .....................................        96,453          4,188
  Purchase obligations ........................        87,990         (9,870)          87,990
Other .........................................         4,688             14           10,818       (2,685)

  The estimated fair values approximate carrying values and are generally equivalent to the gains or losses on these financial instruments. Fair values are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from independent pricing services, quoted market prices of comparable instruments or present value models.
  Through August 1, 1989, CNA's property/casualty operations wrote financial guarantee insurance contracts. These contracts primarily represent industrial development bond guarantees and equity guarantees typically extending from ten to thirteen years. For these guarantees CNA received an advance premium which is recognized over the exposure period and in proportion to the underlying exposure insured.

  At December 31, 1993 and 1992, gross exposure of financial guarantee insurance amounted to $792,000,000 and $1,000,000,000, respectively. The degree of risk attached to this exposure is substantially reduced through reinsurance, collateral requirements and diversification of exposures. At December 31, 1993 and 1992, collateral consisting of letters of credit and debt service reserves amounted to $48,000,000 and $60,000,000, respectively. In addition, security interests in real estate are also obtained. Approximately 38% of the risks were ceded to reinsurers at December 31, 1993 and 1992. Total exposure, net of reinsurance, amounted to $492,000,000 and $603,000,000 at December 31, 1993 and 1992, respectively. Gross unearned premium reserves for financial guarantee contracts were $33,000,000 and $51,000,000 at December 31, 1993 and 1992,
respectively. Gross claims and claims expense reserves totaled $320,000,000 and $197,000,000 at December 31, 1993 and 1992, respectively. The fair values of the liability for financial guarantee contracts were $350,000,000 and $235,000,000 at December 31, 1993 and 1992, respectively. Fair values are based on discounted cash flows utilizing interest rates currently being offered for similar contracts and spot interest rates.

5. Investments in Associated Companies-

Investments in associated companies consisted of:

                                                            December 31,
                                                     -------------------------
                                                        1993            1992
                                                     -------------------------
                                                           (In thousands)
CBS Inc. (market value $873,975 and $569,423)...      $473,483        $358,500
Other...........................................        17,171          64,441
                                                      ------------------------
                                                      $490,654        $422,941
                                                      ========================

  Equity in earnings (losses) of associated companies, included in other revenues, amounted to $53,395,000, $26,743,000 and $(13,802,000) for the years ended December 31, 1993, 1992 and 1991, respectively.
  CBS Inc.-The Company held approximately 20% of the outstanding common shares of CBS Inc. ("CBS") at December 31, 1993 and accounts for CBS on the equity method.
  In 1992, CBS adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1992. The cumulative effect of these accounting changes resulted in recognition by Loews of a charge of $17.4 million, or $.27 per share, in relation to its investment in CBS.
  The Company's equity in the earnings (losses) of CBS after giving effect to purchase value adjustments amounted to $58,990,000, $27,012,000 and $(24,533,000) before taxes and $52,641,000, $24,717,000 and $(22,904,000) after taxes for the years ended December 31, 1993, 1992 and 1991, respectively. Dividends received amounted to $3,787,000, $3,029,000 and $3,029,000 for the respective periods.
  In May 1993, $389.6 million of CBS 5% convertible debentures were converted for 1,947,975 shares of common stock. The difference between the amount of debt converted and the average cost of the treasury shares issued, net of unamortized issue costs related to this debt, was credited to additional paid-in capital. As a result, the Company's ownership in CBS decreased from approximately 23% to 20% and the Company's additional paid-in capital increased by $58,942,000.
  In February 1991, CBS completed a cash tender offer at an amount exceeding its net book value per share for repurchase of its common stock aggregating approximately $2 billion or 44% of its common shares. The Company tendered its shares and received cash amounting to $537,234,000, comprised of $414,568,000 realization of previously undistributed earnings and $122,666,000 representing a return of the Company's investment. As a result of the tender, the Company's ownership in CBS decreased from approximately 25% to 23% and the Company's additional paid-in capital increased by $37,880,000.

Summarized financial information for CBS is as follows:

                                                             December 31,
                                                      --------------------------
                                                          1993          1992
                                                      --------------------------
                                                             (In thousands)

Current assets ...................................    $1,677,500      $1,480,500
Non-current assets ...............................     1,741,200       1,694,500
                                                      --------------------------
     Total assets ................................     3,418,700       3,175,000
                                                      --------------------------
Current liabilities ..............................     1,038,900       1,117,300
Long-term debt ...................................       590,300         870,000
Other liabilities ................................       651,500         740,900
                                                      --------------------------
     Total liabilities ...........................     2,280,700       2,728,200
                                                      --------------------------
Shareholders' equity .............................    $1,138,000      $  446,800
                                                      ==========================

                                                Years Ended December 31,
                                        ---------------------------------------
                                            1993          1992          1991
                                        ---------------------------------------
                                                     (In thousands)

Net sales ..........................     $3,510,100    $3,503,000    $3,035,000
                                         ======================================
Cost of sales ......................     $2,688,800    $2,906,500    $2,938,000
                                         ======================================
Income (loss) before discontinued
 operations and cumulative effect of
 changes in accounting principles ..     $  326,200    $  162,500    $  (98,700)
                                         ======================================
Net income (loss) ..................     $  326,200    $   81,000    $  (85,800)
                                         ======================================

6. Inventories-

                                                             December 31,
                                                      --------------------------
                                                          1993          1992
                                                      --------------------------
                                                            (In thousands)

Leaf tobacco .....................................       $145,259       $162,093
Manufactured stock ...............................         76,946         77,537
Materials, supplies, etc. ........................         19,082         20,389
                                                         -----------------------
     Total .......................................       $241,287       $260,019
                                                         =======================

  If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $211,227,000 and $211,198,000 higher at December 31, 1993 and 1992, respectively.

7. Property, Plant and Equipment-

                                                             December 31,
                                                      --------------------------
                                                          1993          1992
                                                      --------------------------
                                                            (In thousands)

Land .............................................     $   33,482     $   35,187
Buildings and building equipment .................        395,748        387,250
Machinery and equipment ..........................      1,189,062      1,096,244
Leaseholds and leasehold improvements ............         32,008         30,355
                                                       -------------------------
     Total, at cost...............................      1,650,300      1,549,036
Less accumulated depreciation and amortization ...        612,121        546,785
                                                       -------------------------
     Property, plant and equipment-net ...........     $1,038,179     $1,002,251
                                                       =========================

  Depreciation and amortization expense and capital expenditures, by business segment, are as follows:

                                                              Years Ended December 31,
                                        ------------------------------------------------------------------------
                                                 1993                    1992                    1991
                                        ------------------------------------------------------------------------
                                          Depr. &     Capital     Depr. &     Capital     Depr. &     Capital
                                           Amort.     Expend.      Amort.     Expend.      Amort.     Expend.
                                        ------------------------------------------------------------------------
                                                                     (In thousands)

Property and casualty insurance ....     $ 24,431    $ 84,100    $  8,030    $ 18,315      $ 8,820       $ 4,191
Life insurance .....................       21,931       5,372       32,644     13,604       29,960        27,534
Cigarettes .........................       21,973      26,996       18,314     23,205       22,938        26,397
Hotels .............................       15,940      18,110       15,479     11,550       14,004        10,842
Watches and other timing devices ...        2,248       1,310        5,608      3,617        3,681           780
Drilling ...........................       43,938      70,276       52,550    471,067       14,545        14,431
                                         -----------------------------------------------------------------------
     Total business segments .......      130,461     206,164      132,625    541,358       93,948        84,175
Corporate ..........................        4,640       1,343        5,745      3,472        5,753         6,041
                                         -----------------------------------------------------------------------
     Total .........................     $135,101    $207,507     $138,370   $544,830      $99,701       $90,216
                                         =======================================================================

8. Income Taxes-

                                                Years Ended December 31,
                                        ---------------------------------------
                                            1993          1992           1991
                                        ---------------------------------------
                                                     (In thousands)

Income taxes (benefits):
  Operations:
    Federal:
      Current .........................  $ 175,705     $ (67,809)     $ 388,158
      Deferred ........................   (181,601)     (382,691)      (220,207)
    State, city and other, principally
     current ..........................     52,463        61,809         49,507
                                         --------------------------------------
                                            46,567      (388,691)       217,458
  Cumulative effect of changes in
   accounting principles ..............                  118,209
                                         --------------------------------------
     Total ............................  $  46,567     $(270,482)     $ 217,458
                                         ======================================

  Deferred tax assets (liabilities) are as follows:

                                               December 31,
                                        ---------------------------- January 1,
                                             1993          1992         1992
                                        ---------------------------------------
                                                        (In thousands)

Insurance reserves:
  Property/casualty claim reserve
   discounting .......................   $  990,206    $  861,323     $ 714,320
  Unearned premium reserves ..........      125,560       147,874       134,239
  Life reserve differences ...........      144,078       140,120       108,535
  Others .............................      (12,126)        4,747        15,111
Deferred policy acquisition costs.....     (310,228)     (280,902)     (282,073)
Employee benefits.....................      144,566       128,127       117,292
Property, plant and equipment.........     (132,750)     (148,541)     (154,714)
Investments...........................      143,342        61,280        46,455
Alternative minimum tax credit........      165,200       151,000
Other-net.............................       44,371        55,590        38,762
                                         --------------------------------------
                                          1,302,219     1,120,618       737,927
Unrealized (appreciation) depreciation     (257,764)      (15,601)          186
Other-net.............................       29,955         4,515           387
                                         --------------------------------------
     Deferred tax assets-net..........   $1,074,410    $1,109,532     $ 738,500
                                         ======================================

  Gross deferred tax assets amounted to $1,895,689,000 and $1,595,083,000 and liabilities amounted to $821,279,000 and $485,551,000, for the years ended December 31, 1993 and 1992, respectively.
  No valuation allowance for deferred tax assets is necessary due to the Company's election to designate its 1988 through 1991 tax payments as Special Estimated Tax Payments as permitted under the Technical and Miscellaneous Revenue Act of 1988, which should assure realization of a substantial portion of deferred tax assets arising from the discounting of property/casualty loss reserves and the Company's past history of profitability and anticipated continued profitability.

  Deferred Federal income taxes (benefits) have been provided for the tax effects of items reported in different periods for financial and income tax reporting purposes. The sources of these differences for the year ended December 31, 1991, in thousands of dollars, were as follows:

Insurance reserves ...............................................   $(149,076)
Utilization of alternative minimum tax credit ....................      41,000
Deferred income ..................................................     (50,393)
Investment write-downs ...........................................     (57,865)
Deferred policy acquisition costs ................................      (7,183)
Provisions deductible in different years .........................      14,307
Other ............................................................     (10,997)
                                                                     ---------
     Total .......................................................   $(220,207)
                                                                     =========

  Total income tax expense (benefit) for the years ended December 31, 1993, 1992 and 1991 was different than the amounts of $241,275,000, $(176,278,000) and $418,591,000, computed by applying the statutory U.S. federal income tax rate of 35%, 34% and 34%, respectively to income (loss) before income taxes and minority interest for each of the years. The reasons for variances from the statutory rate are as follows:

                                               Percent of Pre-tax Income
                                                Years Ended December 31,
                                        ---------------------------------------
                                            1993          1992          1991
                                        ---------------------------------------

Statutory rate ......................       35 %          (34)%         34 %
(Decrease) increase in income tax
 rate resulting from:
  Tax rate change ....................      (5)
  Exempt interest and dividends
   received deduction ................     (28)           (44)          (16)
  Special deduction-salvage and
   subrogation .......................      (2)            (3)           (2)
  Fresh start adjustments ............                                   (3)
  State and city income taxes ........       7              8             3
  Other ..............................                     (2)            2
                                           --------------------------------
  Effective income tax rate...........       7 %          (75)%          18 %
                                           ================================

  Federal, foreign, state and local income tax payments, net of refunds, amounted to approximately $10,263,000, $355,853,000 and $346,856,000 for the
years ended December 31, 1993, 1992 and 1991, respectively.
  The Tax Reform Act of 1986 enacted a new separate parallel tax system referred to as the Alternative Minimum Tax ("AMT") system. AMT is based on a flat rate applied to a broader tax base. It is calculated separately from the regular federal income tax and the higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities of future years. As a result of a carryback of 1992 tax losses, the Company received a tax refund of approximately $32,000,000. At December 31, 1993 the AMT credit totaled approximately $165,200,000.

  The Company has entered into separate tax allocation agreements with Bulova and CNA, majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiaries"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (it) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, the federal income tax benefit (expense) to CNA amounted to approximately $17,000,000, $350,000,000 and $(82,000,000) for the years ended December 31, 1993, 1992 and 1991, respectively, and the federal income tax benefit (expense) to Bulova amounted to approximately $2,500,000, $(3,300,000) and $1,900,000 for the years ended
December 31, 1993, 1992 and 1991, respectively. Each agreement may be cancelled by either of the parties upon thirty days' written notice.
  The Company's federal income tax returns have been examined through 1988 and settled through 1983, and the years 1989 and 1990 are currently under examination. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the consolidated balance sheet is believed to be adequate to cover any additional assessments which may be made by federal, state and local tax authorities and should not have a material effect on the financial condition of the Company.
  The Revenue Reconciliation Act of 1990 (the "1990 Act") requires property/casualty insurance companies to accrue estimated salvage and subrogation recoverable for tax purposes as of January 1, 1990. Under a transition provision of the 1990 Act, for companies that had anticipated salvage and subrogation in determining loss reserves, 87% of such accrual as of January 1, 1990 was forgiven. This special deduction is to be taken ratably over four taxable years beginning in 1990. CNA recognized a tax benefit of approximately $17,000,000, $17,000,000 and $33,000,000 for the years ended December 31, 1993,
1992 and 1991, respectively. The 1991 amount recognizes tax benefit for the 1990 year.
  The Omnibus Budget Reconciliation Act of 1993, enacted in August 1993, among other things, increased the corporate tax rate from 34% to 35 % effective January 1, 1993. In accordance with SFAS No. 109 deferred tax assets have been adjusted for the effect of the change in tax rates in the period enacted. As a result, the Company has recorded a tax benefit in 1993 of approximately $31,636,000 to increase its deferred tax asset.

9. Long-Term Debt-


                                                                      December 31, 1993
                                                  ------------------------------------------------------------
                                                      Senior       Unamortized                     Current
                                                       Debt         Discount          Net         Maturities
                                                  ------------------------------------------------------------
                                                                            (In thousands)
By  company:
Loews Corporation ............................     $1,208,573       $23,529        $1,185,044        $1,252
CNA ..........................................        920,777         7,498           913,279         1,699
Bulova .......................................          4,282                           4,282           943
Other ........................................         93,065                          93,065         4,647
                                                   --------------------------------------------------------
     Total ...................................     $2,226,697       $31,027        $2,195,670        $8,541
                                                   ========================================================

  Long-term debt, net of notes and debentures held by the Company (a), consists of:

                                                             December 31,
                                                      -------------------------
                                                          1993          1992
                                                      -------------------------
                                                             (In thousands)

Senior  debt:
  Loews Corporation (Parent Company):
   8.5% notes due 1998 (effective  interest rate of
    8.6%) (authorized, $125,000) ..................    $  117,832     $  117,832
   8.3% debentures due 2007 (effective interest
    rate of 8.4%) (authorized, $200,000) (b) ......       200,000        200,000
   8.9% debentures due 2011 (effective interest
    rate of 9.0%) (authorized, $175,000) ..........       175,000        175,000
   9% senior sinking fund debentures due 2016 .....                      158,700
   7.6% notes due 2023 (effective interest rate of
    7.8%) (authorized, $300,000) (c) ..............       300,000
   7% notes due 2023 (effective interest rate of
    7.2%) (authorized, $400,000) (d) ..............       400,000
   Note payable (effective interest rate of 10%) ..        15,741         16,879
  CNA Financial Corporation:
   8.6% notes due 1996 (effective interest rate of
    8.8%) (authorized, $250,000) ..................       250,000        250,000
   8.9% notes due 1998 (effective interest rate of
    9.2%) (authorized, $150,000) ..................       150,000        150,000
   6.3% notes due 2003 (effective interest rate of
    6.4%) (authorized, $250,000) ..................       250,000
   7.3% debentures due 2023 (effective interest
    rate of 7.3%) (authorized, $250,000) ..........       250,000
   Other senior debt (effective interest rates
    approximate 4.6%) .............................        20,777         16,096
  Other senior debt, principally mortgages
   (effective interest rates approximate 8.9%) ....        97,347        103,476
                                                       -------------------------
                                                        2,226,697      1,187,983
Less unamortized discount .........................        31,027         11,042
                                                       -------------------------
     Senior debt-net ..............................     2,195,670      1,176,941
                                                       -------------------------

Subordinated debt:
  Loews Corporation (Parent Company):
   10% subordinated notes due 1996 ................                      200,000
   Zero coupon convertible subordinated notes
    due 2004, net of discount of $393,293 .........                      390,138
                                                       -------------------------
                                                                         590,138
Less unamortized discount .........................                        7,484
                                                       -------------------------
      Subordinated debt-net .......................                      582,654
                                                       -------------------------
      Long-term debt, less unamortized discount ...    $2,195,670     $1,759,595
                                                       =========================

(a) Amounts of notes and debentures held by the Company are:

                                                             December 31,
                                                      -------------------------
                                                          1993          1992
                                                      -------------------------
8.5%, due 1998 ....................................      $7,168       $  7,168
Zero coupon, due 2004, net of discount of $146,372                     145,197
9%, due 2016 ......................................                     41,300

(b) Redeemable in whole or in part at January 15, 1997 at 104%, and decreasing percentages thereafter.
(c) Redeemable in whole or in part at June 1, 2003 at 104%, and decreasing percentages thereafter.
(d) Redeemable in whole or in part at October 15, 2003 at 102%, and decreasing percentages thereafter.

  The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $8,541,000 in 1994, $6,815,000 in 1995, $282,499,000
in 1996, $21,512,000 in 1997 and $273,283,000 in 1998.
  The Company paid interest expenses of approximately $219,099,000, $127,689,000 and $146,659,000 for the years ended December 31, 1993, 1992 and 1991, respectively.
  Payment of dividends by insurance subsidiaries of CNA without prior regulatory agency approval is limited to certain formula-derived amounts. At December 31, 1993, $2,089,629,000 of retained earnings of subsidiaries was not available for dividends to the Company.

10. Purchase of Business-

  In January 1992 Diamond Offshore Drilling, Inc., a wholly owned subsidiary, acquired all of the outstanding common stock of Odeco Drilling, Inc. ("Odeco") at a purchase price of $372,242,000 in cash. Odeco owned and operated 40 offshore drilling rigs that were used in drilling oil and gas wells. The acquisition has been accounted for by the purchase method and the results of operations are included in the Company's financial statements as of January 1, 1992. Had this acquisition occurred on January 1, 1991, consolidated results of operations for the year ended December 31, 1991 would not have been materially different.

11. Capital Stock and Earnings Per Share-

  In addition to its common stock, the Company has authorized 25,000,000 shares of preferred stock, $.10 par value.
  Earnings per share, assuming no dilution, are based on the weighted average number of shares outstanding during each year (64,108,000, 65,659,000 and 68,807,000 for the years ended December 31, 1993, 1992 and 1991, respectively). Fully diluted earnings per share assumes conversion of the zero coupon convertible subordinated notes and elimination of the related interest charges, net of taxes. Fully diluted earnings per share are not presented for the years ended December 31, 1992 and 1991 since such dilution is not material.

12. Quarterly Financial Data (Unaudited)-

                                       1993 Quarters Ended                             1992 Quarters Ended
                         -------------------------------------------------------------------------------------------------
                           Dec. 31     Sept. 30    June 30     March 31    Dec. 31     Sept. 30    June 30      March 31
                         -------------------------------------------------------------------------------------------------
                                                      (In thousands, except per share data)

Total revenues ........   $3,351,634  $3,416,934  $3,375,079  $3,543,130  $3,433,430  $3,419,039  $3,442,358  $3,396,627
Income (loss) before
 cumulative effect of
 changes in accounting
 principles ...........      138,403     (89,615)    203,643     341,690    (620,691)    122,326     266,179     210,089
  Per share ...........         2.20       (1.40)       3.16        5.25       (9.53)       1.88        4.06        3.14
Net income (loss) .....      138,403     (89,615)    203,643     341,690    (620,691)    122,326     266,179     354,800
  Per share ...........         2.20       (1.40)       3.16        5.25       (9.53)       1.88        4.06        5.30

13. Retirement Plans-

  Pension Plans-The Company and its subsidiaries have several non-contributory defined benefit plans for eligible employees. The benefits for certain plans which cover salaried employees and certain union employees are based on formulas which include among others, years of service and average pay. The benefits for one plan which covers union workers under various union contracts and certain salaried employees are based on years of service multiplied by a stated amount.
  Pension cost includes the following components:

                                                Years Ended December 31,
                                        ---------------------------------------
                                            1993          1992          1991
                                        ---------------------------------------
                                                    (In thousands)

Service cost-benefits earned ........     $ 37,141      $ 34,292       $ 29,672
Interest cost .......................       81,811        76,814         69,715
Return on plan assets-actual ........      (54,079)      (55,446)       (95,262)
Net amortization and deferrals ......       (7,163)         (598)        49,722
                                          -------------------------------------
  Net pension cost ..................     $ 57,710      $ 55,062       $ 53,847
                                          =====================================

  The following table sets forth the pension plans' funded status:

                                                                          December 31,
                                                  ------------------------------------------------------------
                                                              1993                          1992
                                                  ------------------------------------------------------------
                                                    Overfunded     Underfunded    Overfunded     Underfunded
                                                      Plans           Plans         Plans           Plans
                                                  ------------------------------------------------------------
                                                                          (In thousands)

Actuarial present value of benefit obligations:
  Accumulated benefit obligation .............      $ 450,751        $512,907       $ 534,041      $261,216
                                                    =======================================================
  Accumulated vested benefit obligation ......      $ 409,399        $473,030       $ 473,042      $244,372
                                                    =======================================================
Projected benefit obligation .................      $ 619,001        $565,127       $ 733,121      $264,512
Plan assets at fair value ....................        483,774         361,285         616,655       158,865
                                                    -------------------------------------------------------
Projected benefit obligation over plan assets         135,227         203,842         116,466       105,647
Unrecognized prior service cost ..............        (16,273)        (17,587)        (22,628)      (18,785)
Unrecognized net asset (obligation), January 1         22,330         (39,756)         22,437       (40,387)
Unrecognized net loss ........................       (159,594)        (96,156)       (103,651)      (23,610)
Adjustment required to recognize minimum
 liability ...................................                        102,343                        83,713
                                                    -------------------------------------------------------
  Net pension (asset) liability recognized in
   the balance sheet .........................      $ (18,310)       $152,686       $  12,624      $106,578
                                                    =======================================================

  At December 31, 1993, the Company's adjustment required to recognize its minimum pension liability exceeded its unrecognized prior service cost and net transition obligation by $43,095,000. This excess is recorded as a reduction to shareholders' equity of $28,012,000, net of tax benefits of $15,083,000, in accordance with SFAS No. 87, "Employers' Accounting for Pensions."
  The rates used in the actuarial assumptions were:

                                                Years Ended December 31,
                                        ---------------------------------------
                                            1993          1992          1991
                                        ---------------------------------------

Discount rate ......................    7.3% to 7.5%  8.3% to 8.5%  8.5% to 9.0%
Rate of compensation increase.......    4.5% to 5.8%  5.3% to 5.5%  5.8% to 6.3%
Expected long-term rate of return on
 assets ............................    7.5% to 8.5%          9.0%  9.3% to 9.5%

  The Company's funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plans are invested primarily in interest-bearing obligations and for one plan with an insurance subsidiary of the Company, in its Separate Account business.
  Other Postretirement Benefit Plans-The Company and its subsidiaries have several postretirement benefit plans covering eligible employees and retirees. Participants generally become eligible after reaching age 55 with required years of service. Actual requirements for coverage vary by plan. Benefits for retirees who were covered by bargaining units vary by each unit and contract. Benefits for certain retirees are in the form of a company health care account which can have a maximum of $4,500 per year, with an equal amount for a spouse in the same age grouping.
  Benefits for retirees reaching age 65 are generally integrated with Medicare. Benefits for certain retirees are in the form of a company health care account which can have a maximum value of $1,500 per year, with an equal amount for a spouse in the same age grouping. Other retirees, based on plan provisions, must use Medicare as their primary coverage, with the Company reimbursing a portion of the unpaid amount; or are reimbursed for the Medicare Part B premium or have no company coverage. The benefits provided by the Company are basically health, and for certain retirees, life insurance type benefits.
  The Company does not fund any of these benefit plans and accrues postretirement benefits during the active service of those employees who would become eligible for such benefits when they retire.
  The rates used in the actuarial assumptions were:

                                                            December 31
                                                      -------------------------
                                                         1993          1992
                                                      -------------------------

Net periodic postretirement benefit cost ..........   8.3% to 8.5%  8.5% to 9.0%
Accumulated postretirement benefit liability ......   7.3% to 7.5%  8.3% to 8.5%

  The following table sets forth the postretirement plans' status:


                                                             December 31,
                                                      --------------------------
                                                          1993          1992
                                                      --------------------------
                                                            (In thousands)

Accumulated postretirement benefit obligation:
  Retirees ........................................     $134,502       $136,493
  Fully eligible active plan participants .........       57,376         61,369
  Other active plan participants ..................      128,992        125,170
                                                        -----------------------
                                                         320,870        323,032
  Unrecognized prior service cost .................          736
  Unrecognized net gain (loss) ....................       21,869        (11,216)
                                                        -----------------------
  Accrued postretirement benefit liability ........     $343,475       $311,816
                                                        =======================

                                                       Years Ended December 31,
                                                      --------------------------
                                                          1993          1992
                                                      --------------------------
                                                             (In thousands)

Postretirement benefit cost includes the following
 components:
  Service costs ...................................     $ 10,892       $ 10,807
  Interest costs ..................................       25,238         24,919
                                                        -----------------------
  Net periodic postretirement benefit cost ........     $ 36,130       $ 35,726
                                                        =======================

  Prior to 1992 the Company recognized the expense as amounts were paid. Such costs amounted to approximately S10,441,000 for 1991.
  For measurement purposes, a trend rate of 14.5% to 15% pre-65 and 11.5% post-65, for covered costs was used. These trend rates are expected to decrease gradually to 6% and 7% at rates from 0.5% to 1.0% per annum. An increase of one percentage point in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $28,685,000 and the net periodic postretirement benefit cost by approximately $3,900,000.

14. Reinsurance-

  CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk. In addition, CNA has catastrophe coverage for certain types of losses over stipulated amounts arising from any one occurrence or event.
  The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At December 31, 1993, such collateral totaled approximately $155,000,000. CNA's largest recoverable, including prepaid reinsurance premiums, at December 31, 1993 was approximately $484,000,000 with Lloyd's of London. The recoverable from Lloyd's of London is dispersed among thousands of individual reinsurers and other names who have unlimited liability.

  The effects of reinsurance on written premiums and earned premiums are as follows:

                                                                       Written Premiums
                                                  -----------------------------------------------------------
                                                      Direct         Ceded          Assumed          Net
                                                  -----------------------------------------------------------
                                                                         (In thousands)

                                                                   Year Ended December 31, 1993

Long Duration Contracts ......................       $  422,700     $ 23,000       $  141,600     $  541,300
Short Duration Contract ......................        7,654,900      540,100        1,168,400      8,283,200
                                                     -------------------------------------------------------
     Total ...................................       $8,077,600     $563,100       $1,310,000     $8,824,500
                                                     =======================================================

                                                                   Year Ended December 31, 1992

Long Duration Contracts ......................       $  413,800     $ 23,200       $  146,500     $  537,100
Short Duration Contracts .....................        7,325,800      506,500        1,367,500      8,186,800
                                                     -------------------------------------------------------
     Total ...................................       $7,739,600     $529,700       $1,514,000     $8,723,900
                                                     =======================================================

                                                                   Year Ended December 31, 1991

Long Duration Contracts ......................       $  366,000     $ 19,700       $  161,700     $  508,000
Short Duration Contracts .....................        7,623,500      491,800        1,294,700      8,426,400
                                                     -------------------------------------------------------
     Total ...................................       $7,989,500     $511,500       $1,456,400     $8,934,400
                                                     =======================================================

                                                                          Earned Premiums
                                                  ------------------------------------------------------------

                                                                   Year Ended December 31, 1993

Long Duration Contracts ......................      $  350,100     $ 23,000        $  140,900     $  468,000
Short Duration Contracts .....................       7,603,200      525,100         1,142,700      8,220,800
                                                    --------------------------------------------------------
     Total ...................................      $7,953,300     $548,100        $1,283,600     $8,688,800
                                                    ========================================================

                                                                   Year Ended December 31, 1992

Long Duration Contracts ......................      $  376,400     $ 23,200        $  146,500     $  499,700
Short Duration Contracts .....................       7,570,500      506,100         1,203,900      8,268,300
                                                    --------------------------------------------------------
     Total ...................................      $7,946,900     $529,300        $1,350,400     $8,768,000
                                                    ========================================================

                                                                   Year Ended December 31, 1991

Long Duration Contracts ......................      $  324,100     $ 19,700        $  161,700     $  466,100
Short Duration Contracts .....................       7,741,700      487,900         1,226,500      8,480,300
                                                    --------------------------------------------------------
     Total ...................................      $8,065,800     $507,600        $1,388,200     $8,946,400
                                                    ========================================================

15. Leases-

  The Company's hotels in some instances are constructed on leased land or are leased. Other leases cover central office facilities, computer equipment and operating service offices. Rent expense amounted to $84,946,000, $85,400,000 and $84,429,000 for the years ended December 31, 1993, 1992 and 1991, respectively. It is expected, in the normal course of business, that leases which expire will be renewed or replaced by leases on other properties; therefore, it is believed that future minimum annual rental commitments will not be less than the amount of rental expense incurred in 1993. At December 31, 1993 future aggregate minimum rental payments approximated $282,805,000.

16. Legal Proceedings and Contingent Liabilities-

  Pending litigation includes claims seeking damages for cancer and other health effects claimed to have resulted from use of tobacco products. It is not possible to predict the outcome of pending litigation; however, on the basis of the facts presently known to it, management does not believe the actions pending will have a material adverse effect upon the financial condition or results of operations of the Company. Should additional facts arise in the future indicating a probable adverse determination of any such actions, such ultimate determination might have a material adverse effect upon the Company's financial condition.

  Fibreboard Litigation--CNA's primary property/casualty subsidiary, Continental Casualty Company ("Continental"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Continental, Fibreboard, another insurer ("Pacific Indemnity"), a subsidiary of the Chubb Corporation, and a negotiating committee of asbestos claimant attorneys have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. Continental, Fibreboard and Pacific Indemnity have also reached an agreement, which is subject to court approval, (the "Trilateral Agreement") on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Continental's litigation with Fibreboard. Pending final court approval of either the Global Settlement or the Trilateral Agreement, at the request of Continental, Fibreboard and Pacific Indemnity, the California Court of Appeal withheld its ruling on the issues discrete to Continental and Pacific Indemnity in the appeal in that litigation.

  Coverage Litigation--Between 1928 and 1971, Fibreboard manufactured insulation products containing asbestos. Since the 1970's, thousands of claims have been filed against Fibreboard by individuals claiming bodily injury as a result of asbestos exposure.
  Continental insured Fibreboard under a comprehensive general liability policy between May 4, 1957 and March 15, 1959. Fibreboard disputed the coverage positions taken by its insurers and, in 1979, Fireman's Fund, another of Fibreboard's insurers, brought suit with respect to coverage for defense and indemnity costs. In January 1990, the San Francisco Superior Court (Judicial Council Coordination Proceeding 1072) rendered a decision against the insurers including Continental and Pacific Indemnity. The court held that the insurers owed a duty to defend and indemnify Fibreboard for certain of the asbestos-related bodily injury claims asserted against Fibreboard (in the case of Continental, for all claims involving exposure to Fibreboard's asbestos products if there was exposure to asbestos at any time prior to 1959 including years prior to 1957, regardless of when the claims were asserted or injuries manifested) and that the policies contained no aggregate limit of liability in relation to such claims. The judgment was appealed.
  The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993, which substantially affirmed the lower court's decisions on scope of coverage and trigger of coverage issues, as described below. The Court of Appeal withheld its ruling on the issues discrete to Continental and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral Agreement described below. On January 27, 1994, the California Supreme Court granted a Petition for Review, filed by several insurers, including Continental, of, among other things, the trigger and scope of coverage issues. The order granting review has no effect on the Court of Appeal's order severing the issues unique to Continental and Pacific Indemnity. Continental cannot predict the time frame within which the issues before the California Supreme Court may be resolved. If neither the Global Settlement nor the Trilateral Agreement is approved, it is anticipated that Continental and Pacific Indemnity will resume the appeal process.
  Continental's appeal of the coverage judgment raises many legal issues. Key issues on appeal under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:
  .The trial court adopted a continuous trigger of coverage theory under which all insurance policies in effect at any time from first exposure to asbestos until the date of the claim filing or death are triggered. The Court of Appeal endorsed the continuous trigger theory, but modified the ruling to provide that policies are triggered by a claimant's first exposure to the policyholder's products, as opposed to the first exposure to any asbestos product. Therefore, an insurance policy is not triggered if a claimant's first exposure to the policyholder's product took place after the policy period. The court, however, placed the burden on the insurer to prove the claimant was not exposed to its policyholder's product before or during the policy period. The trigger of coverage issue is now on appeal to the California Supreme Court. Continental's position is that its policy is triggered under California law by manifestation of appreciable harm. The bodily injury cannot be said to occur within the meaning of the policy until actual physical symptoms and associated functional impairment manifest themselves. Thus, Continental's position is that if existing California law were applied, there would be no coverage under Continental's policy.
  .The scope of coverage decision imposed a form of "joint and several" liability that makes each triggered policy liable in whole for each covered claim, regardless of the length of the period the policy was in effect. This decision was affirmed by the Court of Appeal, and is now on appeal to the California Supreme Court. Continental's position is that liability for asbestos claims should be shared not jointly, but severally and on a pro data basis between the insurers and insured. Under this theory, Continental would only be liable for that proportion of the bodily injury that occurred during the 22-month period its policy was in force.
  .Continental maintains that both the occurrence and the injury resulting therefrom must happen during the policy period for the policy to be triggered. Consequently, if the court holds that the occurrence is exposure to asbestos, Continental's position is that coverage under the Continental policy is restricted to those who actually inhaled Fibreboard asbestos fibers and suffered injury from May 4, 1957 to March 15, 1959.
  .Continental's policy had a $1 million per occurrence limit. Continental contends the number of occurrences under California law must be determined by the general cause of the injuries, not the number of claimants, and that the cause of the injury was the continuous sale and manufacture of the product. Because the manufacture and sale proceeded from two locations, Continental maintains that there were only two occurrences and thus only $2 million of coverage under the policy. However, the per occurrence limit was interpreted by the trial court to mean that each claim submitted by each individual constituted a separate occurrence. The Court of Appeal withheld ruling on this issue, as noted above.
  Under various reinsurance agreements, Continental has asserted a right to reimbursement for a portion of its potential exposure to Fibreboard. The reinsurers have disputed Continental's right to reimbursement and have taken the position that any claim by Continental is subject to arbitration under provisions in the reinsurance agreement. A Federal court has ruled that the dispute must be resolved by arbitration. There can be no assurance that Continental will be successful in obtaining a recovery under its reinsurance agreements.

  Interim Agreement--While the state court action in regard to the coverage issues was pending, Continental and Fibreboard entered into an Interim Agreement in 1988 under which Continental agreed to fund Fibreboard's defense costs and certain settlements up to specified dollar limits through 1992. Continental funded approximately $96 million in defense costs under the Interim Agreement.

  Assignments--Beginning in 1991, Fibreboard unilaterally reached settlements with various classes of claimants by purporting to assign to plaintiffs potential proceeds from its insurance policy with Continental disputed Fibreboard's right to make such settlements and assignments, asserted that they violated the terms of the policy and the Interim Agreement described above and asserted that the settlement amounts were unreasonable and excessive. In June 1992 a California trial court ruled in one case that Fibreboard could make such settlements and assignments since, in its view, Continental was not fully defending Fibreboard against the claims. Continental is appealing this decision. The trial court did rule that Continental could challenge the reasonableness of individual settlements and assignments. Following that ruling, Continental agreed to fund Fibreboard's reasonable defense costs without limitation as to amount pending resolution of Continental's appeal. Fibreboard continued to make settlements and assignments following such agreement, and Continental vigorously disputed Fibreboard's right to do so.
  This settlement and assignment process by Fibreboard escalated significantly in the fourth quarter of 1992. Through December 31, 1992, Fibreboard entered into unilateral assignment agreements covering 31,100 claims for a total of $400 million or an average of $12,800 per claim. Of these claims, approximately 30,000 were settled and assigned by Fibreboard in the month of December, 1992.

  Settlement Negotiations--Based on the facts and circumstances of the Fibreboard case prior to the fourth quarter of 1992, including the strength of Continental's legal arguments, a material loss to Continental was not known or believed to be probable. Significant fourth quarter developments, including the assignments noted above, and the continuing trend for court decisions to expand liability of policies beyond their original intent, led management to consider negotiation of an all-inclusive settlement of Continental's asbestos-related bodily injury litigation with Fibreboard.
  On April 9, 1993, Continental and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.
  Through December 31, 1993, Continental, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 95,000 claims, subject to resolution of the coverage issues, for a maximum settlement amount of approximately $1.2 billion. If neither the Global Settlement nor the Trilateral Agreement receive final court approval, Continental's obligation to pay under all settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, total approximately $560 million, of which $193 million was paid through December 31, 1993. Continental may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.
  Continental will continue to pursue its appeals in respect of the coverage litigation and all other litigation involving Fibreboard if a Global Settlement or the Trilateral Agreement cannot be implemented.

  Global Settlement--On August 27, 1993, Continental, Pacific Indemnity, Fibreboard and a negotiating committee of asbestos claimant attorneys reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement was executed on December 23, 1993. The agreement calls for contribution by Continental and Pacific Indemnity of an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled on or before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. The Global Settlement is subject to court approval and possible appeals. As noted below, there is limited precedent with settlements which determine the rights of future claimants to seek relief.
  Subsequent to the announcement of the agreement in principle, Continental, Fibreboard and Pacific entered into the Trilateral Agreement which sets forth the parties' obligations in the event the Global Settlement is not approved by the court. In such case, Continental and Pacific would contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities in respect of previously settled claims. Continental's share of such fund would be $1.46 billion, reduced by a portion of the additional payment of $635 million, which Pacific Indemnity has agreed to pay in respect of unsettled present claims and previously settled claims. Continental has agreed that if either the Global Settlement or the Trilateral Agreement is approved, it will assume responsibility for the claims that had been settled and paid on or before August 27, 1993. A portion of the additional $635 million payment by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Continental would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Continental, including but not limited to liability for asbestos-related claims against Fibreboard. The Trilateral Agreement is subject to court approval and possible appeals.
  Continental and Fibreboard have entered into a supplemental agreement (the "Supplemental Agreement") which governs the interim arrangements and obligations between the parties until such time as the Global Settlement is either approved or disapproved by the court and also governs certain obligations between the parties in the event the Global Settlement is approved, including the payment of present claims which have been filed or settled and not included in the Global Settlement.
  In addition, Continental and Pacific Indemnity have entered into an agreement (the "Continental Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is approved. Under the Continental-Pacific Agreement, Continental and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1.525 billion plus interest and expenses to be used to satisfy the claims of future claimants. If neither the Global

Settlement nor the Trilateral Agreement is approved, Continental and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities in respect of unsettled present claims and presently settled claims. If either the Trilateral Agreement or the Global Settlement is approved by the court, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635 million.

  Reserves--In the fourth quarter of 1992, Continental increased its reserve with respect to potential exposure to asbestos-related bodily injury cases by $1.5 billion. In connection with the agreement in principle announced on August 27, 1993, Continental determined to add $500 million to such claim reserve. The Fibreboard litigation represents the major portion of Continental's asbestos-related claim exposure.
  There are inherent uncertainties in establishing a reserve for complex litigation of this type. Courts have tended to impose joint and several liability, and because the number of manufacturers who remain potentially liable for asbestos-related injuries has diminished on account of bankruptcies, as has the potential number of insurers due to operation of policy limits, the liability of the remaining defendants is difficult to estimate. Further, a recent trend by courts to consolidate like cases into mass tort trials limits the discovery ability of insurers, generally does not allow for individual claim adjudication, restricts the identification of appropriate allocation methods and thereby results in an increasing likelihood for fraud and disproportionate and potentially excessive judgments. Additionally, management believes that recent court decisions would appear to be based on social of other considerations irrespective of the facts and legal issues involved.
  The Global Settlement and the Trilateral Agreement are subject to court approval. There is limited precedent with settlements which determine the rights of future claimants to seek relief. It is extremely difficult to assess the magnitude of Continental's potential liability in respect of such future claimants if the Global Settlement and the Trilateral Agreement are not approved and upheld, keeping in mind that Continental's potential liability is limited to persons exposed to asbestos prior to the termination of the policy in 1959.
  Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed in respect of periods after 1959. As indicated above Continental, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 95,000 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, previously dismissed or claims settled pursuant to agreements to which Continental is not a party.
  Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiff counsel in August 1993, the expected settlement for approximately 34,000 claims for exposure to asbestos prior to 1959 is expected to be $445 million, or an average of $13,000 per claim. Based on reports by Fibreboard, since September 1988, Fibreboard resolved approximately 40,000 claims (other than by the assignment process noted above), approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Continental. Continental intervened and settled these claims in 1992 for approximately $77,000 on average, subject to resolution of the coverage appeal.
  Continental believes that as a result of the proposed Global Settlement and the Trilateral Agreement it has greatly reduced the uncertainty of its exposure with respect to the Fibreboard matter. However, if neither the Global Settlement nor the Trilateral Agreement are approved and upheld, in light of the factors discussed herein, the range of Continental's potential liability cannot be meaningfully estimated and there can be no assurance that the reserves established would be sufficient to pay all amounts which ultimately could become payable in respect of asbestos-related bodily injury liabilities.
 While it is possible that the ultimate outcome of this matter could have a material adverse impact on the equity of CNA, management does not believe that a further loss material to equity is probable. Management will continue to monitor the potential liabilities with respect to asbestos-related bodily injury claims and will make adjustments to the claim reserves if warranted.

  Environmental Pollution-Potential exposures exist for claims involving environmental pollution, including toxic waste clean-up. Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.
  Under federal regulation, the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") governs the clean-up and restoration of abandoned toxic waste sites and formalizes the concept of legal liability for clean-up and restoration by "Potentially Responsible Parties" ("PRP's"). Superfund establishes a mechanism to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency ("EPA"). On the other hand, the Congressional Budget Office is estimating that there will be 4,500 National Priority List sites and other estimates run as high as 30,000 sites that will require clean-up. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established.
  CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether Superfund response cost are considered damages under the policies, trigger of coverage, applicability of pollution exclusions, the potential for joint and several liability and definition of an occurrence. Similar coverage issues exist for clean-up of waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues.
  The Superfund legislation must be reauthorized in 1994. A number of proposals to reform Superfund have been made by various parties including the EPA, the Treasury Department, congressional delegates and the Keystone Commission, a broad based national coalition which includes community, industry and insurance representatives. It is too early to determine the future impact of these proposals on CNA and the insurance industry.
  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Prior to 1993, no specific allocation of reserves was made for unreported claims or for litigation expenses. CNA identified reserves only for reported environmental pollution claims. In 1993, CNA allocated approximately $340 million of claims and claims expense reserves for unreported environmental pollution claims in addition to the $94 million of reserves recorded for reported claims. Claims and claims expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult.
  The number of claims filed for environmental pollution coverage continues to increase. Approximately 2,700 claims were reported in 1993 and approximately 19,200 claims have been reported to date. Pending claims total approximately 10,600, 10,800, and 9,300 at December 31, 1993, 1992 and 1991, respectively.
Approximately 8,600 claims were closed through December 31, 1993, of which approximately 7,800 claims were settled without payment, except for claim expenses of $18 million. Settlements for the remaining 800 claims totaled $76 million, plus claim expenses of $21 million. Reserve development for environmental claims totaled $446, $48, and $47 million in 1993, 1992 and 1991, respectively, including litigation costs of $28, $25 and $21 million. As noted above, adverse development for 1993 primarily resulted from the allocation of $339 million of reserves for unreported claims. The results of operations in future years may continue to be adversely affected by environmental pollution claims and claims expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

17. Business Segment Data-

  The Company's subsidiaries are engaged primarily in insurance (property, casualty and life), the production and sale of cigarettes, the operation of hotels and oil and gas drilling rigs, the distribution of watches and the production and sale of other timing devices. The following table sets forth the major sources of the Company's consolidated revenues, income and assets.

                                                                 Years Ended December 31,
                                                  --------------------------------------------------------
                                                        1993                1992               1991
                                                  --------------------------------------------------------
                                                                       (In thousands)

Revenues (a):
  Property and casualty insurance ...........        $ 8,159,851         $ 7,948,867         $ 8,479,267
  Life insurance (b) ........................          2,823,314           2,816,471           2,632,368
  Cigarettes ................................          1,908,903           2,185,448           2,009,545
  Hotels ....................................            185,268             201,436             200,924
  Watches and other timing devices ..........            153,543             181,388             164,301
  Drilling ..................................            288,251             217,713              64,571
  Investment income-net (c) .................            120,000             117,189              69,463
  Equity in income of CBS Inc. ..............             58,990              27,012             (24,533)
  Other and eliminations-net ................            (11,343)             (4,070)             24,358
                                                     ---------------------------------------------------
                                                     $13,686,777         $13,691,454         $13,620,264
                                                     ===================================================

Income contribution (a) (d):
  Property and casualty insurance ...........        $   (33,136)        $(1,495,498)        $   529,391
  Life insurance ............................            177,392             159,600              75,037
  Cigarettes ................................            592,368             914,973             771,636
  Hotels ....................................             14,216              19,127              25,400
  Watches and other timing devices ..........              6,274              12,470               7,299
  Drilling ..................................              4,866             (48,911)            (14,838)
  Investment income-net (c) .................            116,062             116,076              69,463
  Equity in income of CBS Inc. ..............             58,990              27,012             (24,533)
  Other .....................................            (17,207)             (7,279)             19,115
                                                     ---------------------------------------------------
                                                     $   919,825         $  (302,430)        $ 1,457,970
                                                     ===================================================

Net income (a):
  Property and casualty insurance ...........        $   145,757         $  (623,243)        $   490,394
  Life insurance ............................             94,288              85,227              36,619
  Cigarettes ................................            340,689             524,546             430,219
  Hotels ....................................             (1,785)              1,911               4,809
  Watches and other timing devices ..........              2,413               4,366               1,880
  Drilling ..................................            (16,576)            (51,174)            (11,221)
  Investment income-net (c) .................             71,476              75,858              45,324
  Equity in income of CBS Inc. ..............             52,641              24,717             (22,904)
  Interest expense and other-net (e) ........            (94,782)            (64,305)            (70,782)
  Cumulative effect of changes in accounting
   principles-net ...........................                                144,711
                                                     ---------------------------------------------------
                                                     $   594,121         $   122,614         $   904,338
                                                     ===================================================

                                                       69
                                                                          December 31,
                                                  --------------------------------------------------------
                                                        1993                1992               1991
                                                  --------------------------------------------------------
                                                                       (In thousands)

Identifiable assets:
  Property and casualty insurance ...........        $29,630,328         $27,247,756         $26,867,628
  Life insurance ............................         12,225,641          12,355,269          12,137,393
  Cigarettes ................................            547,063             623,936             616,920
  Hotels ....................................            199,288             205,900             207,870
  Watches and other timing devices ..........            158,609             166,482             155,520
  Drilling ..................................            550,622             538,792             107,719
  Investment income .........................          1,966,655           1,917,614           2,098,439
  Investment in CBS Inc. ....................            473,483             358,500             345,842
  Other .....................................             56,046              96,013             114,099
  Corporate .................................             42,017              45,252              32,727
                                                     ---------------------------------------------------
                                                     $45,849,752         $43,555,514         $42,684,157
                                                     ===================================================

(a) Realized investment gains (losses) included in Revenues, income contribution and Net income are as follows:

                                                Years Ended December 31,
                                        ----------------------------------------
                                            1993          1992          1991
                                        ----------------------------------------
Revenues:
  Property and casualty insurance ...     $674,452      $262,658       $456,541
  Life insurance ....................      125,813        95,433          7,434
  Investment income-net .............       62,532        49,156        (51,820)
                                          -------------------------------------
                                          $862,797      $407,247       $412,155
                                          =====================================

Income contribution:
  Property and casualty insurance ...     $674,452      $262,658       $456,541
  Life insurance ....................      112,671        83,293        (12,622)
  Investment income-net .............       62,532        49,156        (51,820)
                                          -------------------------------------
                                          $849,655      $395,107       $392,099
                                          =====================================

Net income:
  Property and casualty insurance ...     $362,917      $146,466       $248,490
  Life insurance ....................       60,256        44,592        (11,085)
  Investment income-net .............       38,728        31,284        (34,323)
                                          -------------------------------------
                                          $461,901      $222,342       $203,082
                                          =====================================

(b) Includes $1,700,000, $1,600,000 and $1,500,000 under contracts covering U.S. government employees and their dependents for the respective periods.

(c) Consists of investment income of non-insurance operations. Investment income of insurance operations is included in the Revenues, Income contribution and Net income of the related insurance operations.

(d) Consists of income before minority interest, cumulative effect of changes in accounting principles and allocation for financial reporting purposes of interest expense, corporate expense and income taxes.

(e) Includes interest expense, net of tax benefits, of $83,127, $71,499 and $91,306 for the respective periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    PART III

  Information called for by Part III has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to regulation 14A.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form  8-K.

  (a) 1. Financial Statements:

  The financial statements appear above under Item 8. The following additional financial data should be read in conjunction with those financial statements. Schedules not included with these additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes to consolidated financial statements.


                                                                         Page
     2. Financial Statement Schedules:                                  Number
                                                                        -------

Independent Auditors' Report  ........................................    L-1

Loews Corporation and Subsidiaries:
  Schedule I-Summary of investments-other than investments in related
   parties at December 31, 1993 ......................................    L-2
  Schedule III-Condensed financial information of Registrant for the
   years ended December 31, 1993, 1992 and 1991 ......................    L-3
  Schedule VIII-Valuation and qualifying accounts for the years ended
   December 31, 1993, 1992 and 1991 ..................................    L-8
  Schedule IX-Short-term borrowings for the years ended December 31,
   1993, 1992 and 1991 ...............................................    L-9
  Schedule XIV-Supplemental information concerning property/casualty insurance operations for the years ended December 31, 1993, 1992
   and 1991 ..........................................................    L-10

     3. Exhibits:

                                                                        Exhibit
                                Description                             Number
                               ------------                            --------

(3)  Articles of Incorporation and By-Laws

     Restated Certificate of Incorporation of the Registrant,
     incorporated herein by reference to Exhibit 3 to Registrant's
     Report on Form 10-Q for the quarter ended September 30, 1987 ....    3.01

     By-Laws of the Registrant as amended to date, incorporated herein by reference to Exhibit 4.6 to Registrant's Registration
     Statement No. 33-31432 ..........................................    3.02

                                       71
                                                                        Exhibit
                                Description                             Number
                               ------------                            --------

(4)  Instruments Defining the Rights of Security Holders, Including
     Indentures

     The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

(10) Material Contracts

     Employment Agreement between Registrant and Laurence A. Tisch dated March 1, 1971 as amended through October 22, 1992 is incorporated herein by reference to Exhibit 10.01 to Registrant's
     Reports on Form 10-K for the years ended December 31, 1981,
     December 31, 1983, December 31, 1984, December 31, 1985,
     December 31, 1986, December 31, 1988, December 31, 1989 and
     December 31, 1992 ...............................................   10.01

     Employment Agreement dated as of March 1, 1988 between Registrant and Preston R. Tisch as amended through October 22, 1992 is incorporated herein by reference to Exhibit 10.05 to Registrant's
     Report on Form 10-K for the years ended December 31, 1987,
     December 31, 1989 and December 31, 1992 ..........................  10.02

     Continuing Service Agreement between a subsidiary of Registrant and Edward J. Noha, dated February 27, 1991 incorporated herein by reference to Exhibit 10.04 to Registrant's Report on Form 10-K
     for the year ended December 31, 1990 ............................   10.03

     Loews Corporation Benefits Equalization Plan dated
     January 10, 1994, amended and restated as of December 31, 1993 ..   10.04*

     Loews Corporation Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.07 to Registrant's Report on
     Form 10-K for the year ended December 31, 1988 ..................   10.05

     Agreement between Fibreboard Corporation and Continental Casualty
     Company, dated April 9, 1993 is incorporated herein by reference to Exhibit A to Registrant's Report on Form 8-K filed April 12,
     1993 ............................................................   10.06

     Settlement Agreement entered into on October 12, 1993 by and among Fibreboard Corporation, Continental Casualty Company, CNA
     Casualty Company of California, Columbia Casualty Company and
     Pacific Indemnity Company together the "Parties" is incorporated herein by reference to Exhibit 99.1 to Registrant's Report on
     Form 10-Q for the quarter ended September 30, 1993 ..............   10.07

     Continental-Pacific Agreement entered into on October 12, 1993 between Continental Casualty Company and  Pacific Indemnity
     Company is incorporated herein by reference to Exhibit 99.2 to
     Registrant's Report on Form 10-Q for the quarter ended
     September 30, 1993 ..............................................   10.08

     Global Settlement Agreement among Fibreboard Corporation,
     Continental Casualty Company, CNA Casualty Company of California,
     Columbia Casualty Company, Pacific Indemnity Company and the
     Settlement Class dated December 23, 1993 ........................   10.09*

                                                                        Exhibit
                                Description                             Number
                               ------------                            --------

     Glossary of Terms in Global Settlement Agreement, Trust
     Agreement, Trust Distribution Process and Defendant Class
     Settlement Agreement as of December 23, 1993 ....................   10.10*

     Fibreboard Asbestos Corporation Trust Agreement dated
     December 23, 1993 ...............................................   10.11*

     Trust Distribution Process - Annex A to the Trust Agreement as of
     December 23, 1993 ...............................................   10.12*

     Defendant Class Settlement Agreement dated December 23, 1993 ....   10.13*

     Escrow Agreement among Continental Casualty Company, Pacific
     Indemnity Company and the First National Bank of Chicago dated
     December 23, 1993 ...............................................   10.14*

(11) Statement Re Computation of Per Share Earnings

     Computation of earnings per common share assuming full dilution
     for the years ended December 31, 1992 and 1991 ..................   11.01*

(21) Subsidiaries of the Registrant

     List of subsidiaries of Registrant ..............................   21.01*

(23) Consents of Experts and Counsel

     Consent of Deloitte & Touche ....................................   23.01*

(28) Information from Reports furnished to State Insurance Regulatory
     Authorities

     Reconciliation of Property/Casualty Reserves as shown on
     Schedule P to Reserves for Unpaid Claims and Claims Expense as
     shown in the Form 10-K for the year ended December 31, 1993 .....   28.01*

     Schedule P of Annual Statements to state regulatory authorities by property/casualty insurance subsidiaries for the year ended
     December 31, 1993 ...............................................   28.02*

* Filed herewith

  (b) Reports on Form 8-K:

  During the three months ended December 31, 1993, Registrant filed a Current Report on Form 8-K, dated October 20, 1993, reporting under Item 5, Other Events, with respect to the issuance by the Company of $400,000,000 aggregate principal amount of the Company's 7% Senior Notes due October 15, 2023 (the "Notes") and the call for redemption on November 19, 1993, of the entire principal amount of the Company's outstanding Liquid Yield Option Notes due 2004 (the "LYONS") for an aggregate redemption price of approximately $411 million. The Company used the net proceeds received from the sale of the Notes, together with general corporate funds, to redeem the LYONS.

                                       73
                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LOEWS CORPORATION



Dated: March 24, 1994                         By         Roy E. Posner
                                                --------------------------------
                                                  (Roy E. Posner, Senior Vice
                                                  President and Chief Financial
                                                             Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 24, 1994                         By       Laurence A. Tisch
                                                --------------------------------
                                                 (Laurence A. Tisch, Chairman of
                                                     the Board and Principal
                                                        Executive Officer)


Dated: March 24, 1994                         By         Roy E. Posner
                                                --------------------------------
                                                  (Roy E. Posner, Senior Vice
                                                  President and Chief Financial
                                                             Officer)


Dated: March 24, 1994                         By          Guy A. Kwan
                                                --------------------------------
                                                    (Guy A. Kwan, Controller)


Dated: March 24, 1994                         By        Charles B. Benenson
                                                --------------------------------
                                                 (Charles B. Benenson, Director)


Dated: March 24, 1994                         By          John Brademas
                                                --------------------------------
                                                    (John Brademas, Director)


                                              By
                                                --------------------------------
                                                   (Bernard Myerson, Director)

Dated: March 24, 1994                         By         Edward J. Noha
                                                --------------------------------
                                                   (Edward J. Noha, Director)


Dated: March 24, 1994                         By         Lester Pollack
                                                --------------------------------
                                                   (Lester Pollack, Director)

                                              By
                                                --------------------------------
                                                   (Gloria R. Scott, Director)


Dated: March 24, 1994                         By         Andrew H. Tisch
                                                --------------------------------
                                                   (Andrew H. Tisch, Director)


Dated: March 24, 1994                         By         James S. Tisch
                                                --------------------------------
                                                   (James S. Tisch, Director)


Dated: March 24, 1994                         By        Jonathan M. Tisch
                                                --------------------------------
                                                  (Jonathan M. Tisch, Director)


Dated: March 24, 1994                         By        Preston R. Tisch
                                                --------------------------------
                                                  (Preston R. Tisch, Director)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Shareholders of Loews Corporation:

  We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for reinsurance and certain investments in debt and equity securities in 1993 and its methods of accounting for postretirement benefits, income taxes and certain workers' compensation and disability claims in 1992.




Deloitte & Touche

New York, New York
February 16, 1994

                                                                      SCHEDULE I

                       LOEWS CORPORATION AND SUBSIDIARIES

      Summary of Investments - Other than Investments in Related Parties at
                               December 31, 1993

                                                        Quoted
                                                        Market       Carrying
                                            Cost         Value         Value
                                        ---------------------------------------
                                                    (In thousands)

Fixed maturities available for sale:
 Bonds and notes:
  United States government and
   government agencies and authorities  $ 8,551,503   $ 8,688,293   $ 8,688,293
  States, municipalities and political
   subdivisions-tax exempt ...........    4,724,041     5,014,841     5,014,841
  Foreign governments ................      420,948       423,356       423,356
  Public utilities ...................      235,366       256,502       256,502
  Convertibles and bonds with warrants
   attached ..........................      188,583       193,943       193,943
  All other corporate ................    2,489,849     2,632,937     2,632,937
 Redeemable preferred stocks .........      445,291       447,984       447,984
                                        ---------------------------------------
     Total fixed maturities available
      for sale .......................   17,055,581   $17,657,856    17,657,856
                                        --------------===========--------------

Equity securities available for sale:
  Common stocks:
   Public utilities ..................       21,634       $21,810        21,810
   Banks, trusts and insurance
    companies ........................       57,784        56,695        56,695
   Industrial, miscellaneous and all
    other ............................      949,196     1,161,751     1,161,751
                                        ---------------------------------------
     Total equity securities .........    1,028,614    $ 1,240,256    1,240,256
                                        ---------------===========-------------
Mortgage loans and notes receivable ..      128,934                     125,402
                                        -----------                 -----------

Loans to life insurance policyholders       174,006                     173,606
                                        -----------                 -----------

Other long-term investments ..........       69,375                      68,121
                                        -----------                 -----------

Short-term investments ...............    8,025,201                   8,025,201
                                        -----------                 -----------
     Total investments ...............  $26,481,711                 $27,290,442
                                        ===========                 ===========

                                                                    SCHEDULE III

                 Condensed Financial Information of Registrant

                               LOEWS CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                      --------------------------
                                                           1993          1992
                                                      --------------------------
                                                             (In thousands)
                                                                      (Restated)
Current assets:
  Cash and cash equivalents .......................    $   11,140     $  508,468
  Investment in U.S. government securities ........       762,639        561,844
  Income tax receivable (c) .......................        96,623        301,009
  Receivables .....................................        82,504         11,159
  Deferred income taxes ...........................         3,264
                                                       -------------------------
     Total current assets .........................       956,170      1,382,480
Investments in securities .........................       782,228        572,681
                                                       -------------------------
     Total current assets and investments .........     1,738,398      1,955,161
Investments in capital stocks of subsidiaries, at
 equity ...........................................     5,356,871      4,968,120
Advances to subsidiaries ..........................       415,114
Other assets ......................................        20,954         22,211
                                                       -------------------------
     Total assets .................................    $7,531,337     $6,945,492
                                                       =========================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ........    $  159,805     $   47,625
  Accrued taxes ...................................         8,121         14,089
  Securities sold under repurchase agreements .....                      100,125
  Current maturities of long-term debt (b) ........         1,252        201,138
                                                       -------------------------
     Total current liabilities ....................       169,178        362,917
Long-term debt, less current maturities (b) .......     1,183,792      1,042,020
Deferred income tax ...............................        51,169          2,260
Advances from subsidiaries ........................                       11,245
                                                       -------------------------
     Total liabilities ............................     1,404,139      1,418,502
                                                       -------------------------

Shareholders' equity (a):
  Common stock, $1 par value
    Authorized-200,000,000 shares
    Issued and outstanding-61,524,700 and
     65,098,700 shares ............................        61,525         65,099
  Additional paid-in capital ......................       210,289        163,076
  Earnings retained in the business ...............     5,476,660      5,266,983
  Unrealized appreciation .........................       406,736         31,832
  Pension liability adjustment ....................       (28,012)
                                                       -------------------------
     Total shareholders' equity ...................     6,127,198      5,526,990
                                                       -------------------------
     Total liabilities and shareholders' equity ...    $7,531,337     $6,945,492
                                                       =========================

                                                                    SCHEDULE III
                                                                     (Continued)

                 Condensed Financial Information of Registrant

                               LOEWS CORPORATION

                              STATEMENTS OF INCOME

                                                 Years Ended December 31,
                                          --------------------------------------
                                             1993          1992          1991
                                          --------------------------------------
                                                      (In thousands)
                                                       -(Restated)-

Revenues:
  Equity in income (loss) of
   subsidiaries (d) ..................     $585,039      $(63,448)    $  942,203
  Realized investment gains ..........       46,184        39,377         14,602
  Interest and other .................       46,103        95,009         94,510
                                           -------------------------------------
     Total ...........................      677,326        70,938      1,051,315
                                           -------------------------------------

Expenses:
  Administrative .....................        5,119         6,990          6,139
  Interest ...........................       86,239       101,129        106,795
                                           -------------------------------------
     Total ...........................       91,358       108,119        112,934
                                           -------------------------------------
                                            585,968       (37,181)       938,381
                                           -------------------------------------
(Benefit) provision for income taxes
 (c):
  Federal ............................      (13,853)      (16,464)        22,987
  State ..............................        5,700         1,380         11,056
                                           -------------------------------------
     Total ...........................       (8,153)      (15,084)        34,043
                                           -------------------------------------
Income (loss) before cumulative effect
 of changes in accounting principles .      594,121       (22,097)       904,338
Cumulative effect of changes in
 accounting principles-net ...........                    144,711
                                           -------------------------------------
Net income ...........................     $594,121      $122,614     $  904,338
                                           =====================================

                                                                    SCHEDULE III
                                                                     (Continued)

                 Condensed Financial Information of Registrant

                               LOEWS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                        ----------------------------------------
                                             1993          1992          1991
                                        ----------------------------------------
                                                     (In thousands)
                                                       -(Restated)-

Operating Activities:
  Net income .........................    $ 594,121      $ 122,614    $ 904,338
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Cumulative effect of changes in
     accounting principles ...........                    (144,711)
    Undistributed (earnings) losses
     of affiliates ...................      (52,819)       626,733     (273,829)
    Realized investment gains ........      (46,184)       (39,377)     (14,602)
  Changes in assets and liabilities-net:
    Receivables ......................      (71,829)         3,624       33,224
    Accounts payable and accrued
     liabilities .....................       38,015          3,744      (19,601)
    Federal income taxes .............      204,386       (382,949)      14,663
    Other-net ........................      (14,743)        46,799       (1,175)
                                          --------------------------------------
                                            650,947        236,477      643,018
                                          --------------------------------------
Investing Activities:
  Purchases of securities ............     (263,476)      (142,292)    (237,839)
  Proceeds from sales of securities ..      262,918        124,032      159,673
  Investments in and advances to
   subsidiaries-net ..................     (426,359)       (82,441)     373,054
  Net (increase) decrease in U.S.
   government securities .............     (201,086)       440,345     (251,274)
  Securities sold under agreements to
   repurchase ........................     (100,125)       100,125
  Change in other investments ........       39,082         98,444      (98,443)
                                          --------------------------------------
                                           (689,046)       538,213      (54,829)
                                          --------------------------------------
Financing Activities:
  Dividends paid to shareholders .....      (64,289)       (65,810)     (68,923)
  Purchases of treasury shares .......     (336,297)      (238,223)    (264,182)
  Principal payments on long-term debt     (739,893)       (17,207)    (294,975)
  Issuance of long-term debt .........      681,250
                                          --------------------------------------
                                           (459,229)      (321,240)    (628,080)
                                          --------------------------------------
Net change in cash and cash equivalents    (497,328)       453,450      (39,891)
Cash and cash equivalents, beginning
 of year .............................      508,468         55,018       94,909
                                          --------------------------------------
Cash and cash equivalents, end of year    $  11,140      $ 508,468    $  55,018
                                          ======================================

                                                                    SCHEDULE III
                                                                     (Continued)

                 Condensed Financial Information of Registrant

- --------------

Notes:

  (a) In addition to its common stock, the Company has authorized 25,000,000 shares of preferred stock, $.10 par value.

  (b) Long-term debt consisted of:

                                                             December 31,
                                                      --------------------------
                                                          1993           1992
                                                      --------------------------
                                                             (In thousands)

8.5% notes due 1998 (effective interest rate of
 8.6%) (authorized, $125,000) ..................       $  117,832     $  117,832
8.3% debentures due 2007 (effective interest
 rate of 8.4%) (authorized, $200,000) (1) ......          200,000        200,000
8.9% debentures due 2011 (effective interest
 rate of 9.0%) (authorized, $175,000) ..........          175,000        175,000
9% senior sinking fund debentures due 2016
 (effective interest rate of 9.2%)(authorized,
 $200,000) .....................................                         158,700
7.6% notes due 2023 (effective interest rate of
 7.8%) (authorized, $300,000) (2) ..............          300,000
7% notes due 2023 (effective interest rate of
 7.2%) (authorized, $400,000) (3) ..............          400,000
Notes payable due 2002 (effective interest rate
 of 10.0%) .....................................           15,741         16,879
10% subordinated notes due 1996 ................                         200,000
Zero coupon convertible subordinated notes due
 2004, net of discount of $393,293 .............                         390,138
                                                       -------------------------
                                                        1,208,573      1,258,549
Less: unamortized discount .....................           23,529         15,391
      current maturities .......................            1,252        201,138
                                                       -------------------------
                                                       $1,183,792     $1,042,020
                                                       =========================

(1) Redeemable in whole or in part at January 15, 1997 at 104%, and decreasing percentages thereafter.
(2) Redeemable in whole or in part at June 1, 2003 at 104%, and decreasing percentages thereafter.
(3) Redeemable in whole or in part at October 15, 2003 at 102%, and decreasing percentages thereafter.
  The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $1,252,000; $1,380,000; $1,527,000; $1,680,000 and
$119,685,000.

  (c) The Company is included in a consolidated federal income tax return with certain of its subsidiaries and, accordingly, participates in the allocation of certain components of the consolidated provision for federal income taxes. Such taxes are generally allocated on a separate return bases.
  The Company has entered into separate tax allocation agreements with Bulova and CNA, majority-owned subsidiaries in which its ownership exceeds 80% (the
"Subsidiaries"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, the federal income tax benefit (expense) to CNA amounted to approximately $17,000,000, $350,000,000 and $(82,000,000) for the years ended December 31, 1993, 1992 and 1991, respectively, and the federal income tax benefit (expense) to Bulova amounted to approximately $2,500,000, $(3,300,000) and $1,900,000 for the years ended
December 31, 1993, 1992 and 1991, respectively. Each agreement may be cancelled by either of the parties upon thirty days' written notice. See Note 8 to the Notes to Consolidated Financial Statements of Loews Corporation and subsidiaries.

  (d) Cash dividends paid to the Company by affiliates amounted to $505,739,000, $553,592,000 and $654,741,000 for the years ended December 31, 1993, 1992 and
1991, respectively.

                                                                   SCHEDULE VIII

                       LOEWS CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

      Column A       Column B          Column C          Column D     Column E
      --------       --------          --------          --------     --------
                                       Additions
                                 --------------------
                    Balance at    Charge to Charged to               Balance at
                    Beginning     Costs and    Other                   End of
    Description     of Period     Expenses   Accounts   Deductions     Period
- --------------------------------------------------------------------------------
                                            (In thousands)

                                For the Year Ended December 31, 1993

Deducted from assets:
 Allowance for
  discounts ........ $  5,277      $ 69,754              $72,494(1)  $  2,537
 Allowance for
  doubtful accounts   126,003        11,137                9,935      127,205
                     ----------------------------------------------------------
     Total ......... $131,280      $ 80,891              $82,429     $129,742(2)
                     ==========================================================

                                For the Year Ended December 31, 1992

Deducted from assets:
 Allowance for
  discounts ........ $  5,124      $ 75,546              $75,393(1)  $  5,277
 Allowance for
  doubtful accounts   112,880        33,179               20,056      126,003
                     ----------------------------------------------------------
     Total ......... $118,004      $108,725              $95,449     $131,280(2)
                     ==========================================================

                                For the Year Ended December 31, 1991

Deducted from assets:
 Allowance for
  discounts ........ $  5,089      $ 71,374              $71,339(1)  $  5,124
 Allowance for
  doubtful accounts    89,629        39,104               15,853      112,880
                     ----------------------------------------------------------
     Total ......... $ 94,718      $110,478              $87,192     $118,004(2)
                     ==========================================================

- -----------

Notes:

  (1) Discounts allowed.
  (2) Shown in the following captions in the accompanying consolidated balance sheets:

                                              1993          1992          1991
                                            ------------------------------------

      Receivables:
        Insurance .....................     $117,324      $110,420      $100,382
        Other .........................       12,418        20,860        17,622
                                            ------------------------------------
           Total ......................     $129,742      $131,280      $118,004
                                            ====================================

                                                                     SCHEDULE IX

                       LOEWS CORPORATION AND SUBSIDIARIES

                             Short-Term Borrowings


                                                                      Weighted
                                           Maximum       Average       average
Category of                 Weighted       amount        amount       interest
aggregate        Balance    average     outstanding    outstanding      rate
short-term      at end of   interest     during the     during the   during the
borrowings       period      rate          period       period (a)   period (b)
- --------------------------------------------------------------------------------
                                   (In thousands of dollars)

                                  Year Ended December 31, 1993

Banks            $2,000      4.00%        $  2,000       $  2,000       4.43%

                                  Year Ended December 31, 1992

Banks            $2,000      5.13%        $  2,101       $  2,040       5.52%

                                  Year Ended December 31, 1991

Banks (c)        $2,011      6.02%        $288,577       $107,399       6.61%

- ----------

Notes: (a) Average amounts outstanding during the period are calculated by an average of end of month balances.
        (b) Weighted average interest rate during the period is calculated by dividing short-term interest expense by the average amount outstanding for the period.
        (c) CNA entered into master note agreements and loan participation certificates ("LPC") with several banks and a money market fund that provided short-term borrowing facilities. Master notes represent borrowings on a demand basis arranged generally with trust departments of certain banks. LPC's are bank loans that are immediately sold to other institutions; they are similar in nature to commercial paper.

                                                                    SCHEDULE XIV

                       LOEWS CORPORATION AND SUBSIDIARIES

   Supplemental Information Concerning Property/Casualty Insurance Operations

                                        Consolidated Property/Casualty Entities
                                        ----------------------------------------

                                                Years Ended December 31,
                                        ----------------------------------------
                                           1993           1992            1991
                                        ----------------------------------------
                                                      (In thousands)
                                                      --------(Restated)--------

Deferred policy acquisition costs ....  $   562,029   $   507,487   $   494,010
Reserves for unpaid claims and claims
 expense .............................   20,811,955    20,033,647    18,200,170
Discount, if any, deducted above
 (based on interest rates ranging from
 3.5% to 7.5%) .......................    1,886,532     1,787,348     1,126,024
Unearned premiums ....................    2,556,015     2,425,105     2,507,955
Earned premiums ......................    6,275,018     6,353,574     6,655,318
Net investment income ................    1,059,796     1,224,120     1,282,736
Claims and claims expense related to
 current year ........................    5,387,947     5,708,216     5,833,016
Claims and claims expense related to
 prior years .........................      589,959     1,617,433       (12,255)
Amortization of deferred policy
 acquisition costs ...................    1,172,362     1,032,556     1,056,753
Paid claims and claims expense .......    4,916,888     4,676,600     4,468,924
Premiums written .....................    6,382,326     6,286,197     6,620,099

