Form 10-Q
period 1994-03-31
LOEWS CORP
filed 1994-05-16
CIK 60086

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1994
                                       --------------

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    --------------

        Commission file number 1-6541
                               ------

                                LOEWS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  13-2646102
        -------------------------------               -------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

                  667 MADISON AVENUE, NEW YORK, N.Y. 10021-8087
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 545-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X                    No
                              ----                      ----

                  Class                        Outstanding at May 2, 1994
        --------------------------             --------------------------
        Common Stock, $1 par value                   60,468,700 shares

                                         INDEX


          Part I. Financial Information                             Page
                                                                    No.
                                                                   ------

           Item 1. Financial Statements

             Consolidated Condensed Balance Sheets--
              March 31, 1994 and December 31, 1993 ............        3

             Consolidated Condensed Statements of Operations--
              Three months ended March 31, 1994 and 1993 ......        4

             Consolidated Condensed Statements of Cash Flows--
              Three months ended March 31, 1994 and 1993 ......        5

             Notes to Consolidated Condensed Financial
              Statements ......................................     6-18

           Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations .....    19-31

          Part II. Other Information

           Item 1. Legal Proceedings ..........................    32-33

           Item 6. Exhibits and Reports on Form 8-K ...........       33

             Exhibit 11--Statement Re Computation of Per Share
              Earnings Assuming Full Dilution for the three
              months ended March 31, 1993 .....................       35

                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
- - ----------------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
- - ----------------------------------------------------------------------------
(Amounts in thousands)                               March 31,  December 31,
                                                        1994        1993
                                                    -----------------------

Assets:
  Investments:
    Fixed maturities available for sale, amortized
     cost of $20,633,967 and $17,132,086 .........  $20,633,156 $17,657,856
    Equity securities available for sale, cost of
     $968,992 and $1,028,733 .....................    1,079,050   1,240,256
    Mortgage loans and notes receivable ..........      117,530     121,439
    Policy loans .................................      174,167     173,606
    Other investments ............................       98,374      72,085
    Short-term investments .......................   10,650,543   8,025,201
                                                     ----------------------
                                                     32,752,820  27,290,443
  Cash ...........................................       96,076     155,703
  Receivables--net ...............................    7,973,909   7,474,753
  Inventories ....................................      235,757     241,287
  Investments in associated companies ............      495,787     490,654
  Property, plant and equipment--net .............    1,044,918   1,038,179
  Deferred income taxes ..........................    1,333,096   1,074,410
  Other assets ...................................      612,784     564,600
  Deferred policy acquisition costs of insurance
   subsidiaries ..................................    1,003,220     979,166
  Separate Account business ......................    6,114,025   6,540,557
                                                     ----------------------
     Total assets ................................  $51,662,392 $45,849,752
                                                     ======================

Liabilities and Shareholders' Equity:
  Insurance reserves and claims ..................  $27,952,955 $27,439,003
  Accounts payable and accrued liabilities .......      750,328     705,034
  Payable for securities purchased ...............    2,836,311     190,138
  Securities sold under repurchase agreements ....    4,146,706     613,250
  Accrued taxes ..................................      217,311     209,861
  Long-term debt, less unamortized discount ......    2,168,840   2,195,670
  Separate Account business ......................    6,114,025   6,540,557
  Deferred credits and participating
   policyholders' equity .........................      804,224     795,767
                                                     ----------------------
     Total liabilities ...........................   44,990,700  38,689,280
  Minority interest ..............................      965,252   1,033,274
  Shareholders' equity ...........................    5,706,440   6,127,198
                                                     ----------------------
     Total liabilities and shareholders' equity ..  $51,662,392 $45,849,752
                                                     ======================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
- - ----------------------------------------------------------------------------
(Amounts in thousands, except per share data)          Three Months Ended
                                                            March 31,
                                                         1994       1993
                                                    -----------------------

Revenues:
  Insurance premiums:
    Property and casualty ........................   $1,624,569  $1,470,137
    Life .........................................      679,151     608,893
  Investment income, net of expenses, principally
   of insurance subsidiaries .....................      363,040     361,628
  Realized investment (losses) gains .............     (124,304)    463,760
  Manufactured products (including excise taxes of
   $101,545 and $78,729) .........................      488,864     477,981
  Other ..........................................      173,780     160,731
                                                      ---------------------
      Total ......................................    3,205,100   3,543,130
                                                      ---------------------
Expenses:
  Insurance benefits and underwriting expenses ...    2,326,303   2,143,697
  Amortization of deferred policy acquisition costs     322,784     273,840
  Cost of manufactured products sold .............      223,916     182,192
  Selling, operating, advertising and
   administrative expenses .......................      364,207     382,422
  Interest .......................................       44,357      38,382
                                                      ---------------------
      Total ......................................    3,281,567   3,020,533
                                                      ---------------------
                                                        (76,467)    522,597
                                                      ---------------------
  Income taxes (benefits) ........................      (57,609)    127,300
  Minority interest ..............................      (12,993)     53,607
                                                      ---------------------
      Total ......................................      (70,602)    180,907
                                                      ---------------------
Net (loss) income ................................   $   (5,865) $  341,690
                                                      =====================

Net (loss) income per share ......................        $(.10)      $5.25
                                                           ================

Cash dividends per share .........................         $.25        $.25
                                                            ===============

Weighted average number of shares outstanding ....       61,508      65,066
                                                         ==================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
- - ----------------------------------------------------------------------------
(Amounts in thousands)                               Three Months Ended
                                                           March 31,
                                                       1994         1993
                                                   -------------------------

Operating Activities:
  Net (loss) income .............................  $     (5,865) $   341,690
  Adjustments to reconcile net (loss) income to
   cash provided by operating activities-net ....        73,591     (403,678)
  Changes in assets and liabilities-net:
    Receivables .................................      (267,168)    (215,088)
    Inventories .................................         5,530      (53,022)
    Deferred policy acquisition costs ...........       (24,055)     (31,405)
    Insurance reserves and claims ...............       510,860      158,387
    Accounts payable and accrued liabilities ....        47,020      443,699
    Accrued taxes ...............................        10,338      329,282
    Other-net ...................................         5,038      (28,292)
                                                    ------------------------
                                                        355,289      541,573
                                                    ------------------------

Investing Activities:
  Purchases of fixed maturities .................   (18,090,919)  (5,888,114)
  Proceeds from sales of fixed maturities .......    14,206,257    9,431,110
  Proceeds from maturities of fixed maturities ..       455,892      606,881
  Securities sold under repurchase agreements ...     3,533,456     (503,547)
  Purchases of equity securities ................      (190,205)    (214,776)
  Proceeds from sales of equity securities ......       236,008      289,078
  Change in short-term investments ..............      (444,596)  (4,001,858)
  Purchase of property, plant and equipment .....       (42,933)     (30,706)
  Change in other investments ...................       (37,688)      10,989
                                                    ------------------------
                                                       (374,728)    (300,943)
                                                    ------------------------

Financing Activities:
  Dividends paid to shareholders ................       (15,380)     (16,275)
  Purchases of treasury shares ..................          (463)      (7,840)
  Principal payments on long-term debt ..........       (27,437)    (202,072)
  Receipts credited to policyholders ............        10,804       12,479
  Withdrawals of policyholder account balances ..        (7,712)      (4,023)
                                                    ------------------------
                                                        (40,188)    (217,731)
                                                    ------------------------

Net change in cash ..............................       (59,627)      22,899
Cash, beginning of period .......................       155,703      105,308
                                                    ------------------------
Cash, end of period .............................  $     96,076  $   128,207
                                                    ========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
- - ----------------------------------------------------------------------------
1. Reference is made to Notes to Consolidated Financial
   Statements in the 1993 Annual Report to Shareholders which should be read in conjunction with these consolidated condensed financial statements.

2. The Company's inventories are comprised of the following:

                                                   March 31,    December 31,
                                                     1994           1993
                                                   -------------------------
                                                        (In thousands)

   Leaf tobacco .................................  $122,919      $145,259
   Manufactured stock ...........................    93,242        76,946
   Materials, supplies, etc. ....................    19,596        19,082
                                                    ---------------------
         Total ..................................  $235,757      $241,287
                                                    =====================


3. CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk.

   The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At March 31, 1994, such collateral totaled approximately $164,000,000. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at March 31, 1994 was approximately $475,000,000 with Lloyd's of London. The recoverable from Lloyd's of London is dispersed among thousands of individual members who have unlimited liability.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Continued)
- - ----------------------------------------------------------------------------
   The effects of reinsurance on written premiums and earned premiums are as follows:


   Written Premium

                                          Three Months Ended March 31,
                      --------------1994--------------- --------------1993---------------
                       Direct   Ceded  Assumed   Net    Direct    Ceded  Assumed   Net
                      -------------------------------------------------------------------
                                            (In millions of dollars)
  Contracts:
   Long Duration ...    120.6     5.6    26.9     141.9     97.7    4.6    32.8    125.9
   Short Duration ..  2,107.5   151.8   345.1   2,300.8  1,895.8  137.9   312.9  2,070.8
                      ------------------------------------------------------------------
     Total .........  2,228.1   157.4   372.0   2,442.7  1,993.5  142.5   345.7  2,196.7
                      ==================================================================

   Earned Premium

                                          Three Months Ended March 31,
                      --------------1994--------------- --------------1993---------------
                       Direct   Ceded  Assumed   Net    Direct    Ceded  Assumed   Net
                      -------------------------------------------------------------------
                                   (In millions of dollars)
  Contracts:
   Long Duration ...    105.2     5.6    26.9     126.5     79.1    4.6    32.4    106.9
   Short Duration ..  2,004.7   163.0   340.7   2,182.4  1,897.7  137.9   218.1  1,977.9
                      ------------------------------------------------------------------
     Total .........  2,109.9   168.6   367.6   2,308.9  1,976.8  142.5   250.5  2,084.8
                      ==================================================================

   Insurance claims and policyholders' benefits are net of reinsurance recoveries of $111.8 and $100.8 million for the three months ended March 31, 1994 and 1993, respectively.

4. Net income per share assuming full dilution is not presented for the three months ended March 31, 1993 since such dilution was not material.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Continued)
- - ----------------------------------------------------------------------------
5. Shareholders' equity:

                                                   March 31,   December 31,
                                                     1994          1993
                                                   -------------------------
                                                   (In thousands of dollars)

   Preferred stock, $.10 par value,
    Authorized-25,000,000 shares
   Common stock, $1 par value:
    Authorized-200,000,000 shares
    Issued-61,524,700 shares ....................  $   61,525    $   61,525
   Additional paid-in capital ...................     212,465       210,289
   Earnings retained in the business ............   5,455,415     5,476,660
   Unrealized appreciation ......................      59,011       406,736
   Pension liability adjustment .................     (28,012)      (28,012)
                                                    -----------------------
      Total .....................................   5,760,404     6,127,198
   Less common stock (603,400 shares) held in
    treasury, at cost ...........................      53,964
                                                    -----------------------
      Total .....................................  $5,706,440    $6,127,198
                                                    =======================

   The $347.7 million decrease in unrealized appreciation reflects the impact that the rise in interest rates has had on the Company's fixed income investments.

6. Pending litigation includes claims seeking damages for cancer and other health effects claimed to have resulted from use of tobacco products. It is not possible to predict the outcome of pending litigation; however, on the basis of the facts presently known to it, management does not believe the actions pending will have a material adverse effect upon the financial condition or results of operations of the Company. Should additional facts arise in the future indicating a probable adverse determination of any such actions, such ultimate determination might have a material adverse effect upon the Company's financial condition.

   Fibreboard Litigation-As previously reported in Note 16 of the Notes to the Consolidated Financial Statements in the 1993 Annual Report to Shareholders, CNA's primary property/casualty subsidiary, Continental Casualty Company ("Continental"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Continued)
- - ----------------------------------------------------------------------------
   Superior Court, Judicial Council Coordination Proceeding
   1072). As described below, Continental, Fibreboard, another insurer ("Pacific Indemnity"), a subsidiary of the Chubb
   Corporation, and a negotiating committee of asbestos claimant attorneys have reached a Global Settlement (the "Global
   Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. Continental, Fibreboard and Pacific Indemnity have also reached an agreement, which is subject to court approval, (the "Trilateral Agreement") on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval.
   The implementation of the Global Settlement or the Trilateral
   Agreement would have the effect of settling Continental's litigation with Fibreboard. Pending final court approval of either the Global Settlement or the Trilateral Agreement, at the request of Continental, Fibreboard and Pacific Indemnity, the California Court of Appeal withheld its ruling on the issues discrete to Continental and Pacific Indemnity in the appeal in that litigation.

   Coverage Litigation-Between 1928 and 1971, Fibreboard manufactured insulation products containing asbestos. Since the 1970's, thousands of claims have been filed against Fibreboard by individuals claiming bodily injury as a result of asbestos exposure.

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

   The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993, which substantially affirmed the lower court's decisions on scope of coverage and trigger of coverage issues, as described below. The Court of

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Continued)
- - ----------------------------------------------------------------------------
   Appeal withheld its ruling on the issues discrete to Continental and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral
   Agreement described below. On January 27, 1994, the
   California Supreme Court granted a Petition for Review, filed by several insurers, including Continental, of, among other things, the trigger and scope of coverage issues. The order granting review has no effect on the Court of Appeal's order severing the issues unique to Continental and Pacific
   Indemnity. Continental cannot predict the time frame within which the issues before the California Supreme Court may be resolved. If neither the Global Settlement nor the Trilateral
   Agreement is approved, it is anticipated that Continental and Pacific Indemnity will resume the appeal process.

   Continental's appeal of the coverage judgment raises many legal issues. Key issues on appeal under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:

     The trial court adopted a continuous trigger of coverage theory under which all insurance policies in effect at any time from first exposure to asbestos until the date of the claim filing or death are triggered. The Court of Appeal endorsed the continuous trigger theory, but modified the ruling to provide that policies are triggered by a claimant's first exposure to the policyholder's products, as opposed to the first exposure to any asbestos product. Therefore, an insurance policy is not triggered if a claimant's first exposure to the policyholder's product took place after the policy period. The court, however, placed the burden on the insurer to prove the claimant was not exposed to its policyholder's product before or during the policy period. The trigger of coverage issue is now on appeal to the California Supreme Court.
     Continental's position is that its policy is triggered under California law by manifestation of appreciable harm. The bodily injury cannot be said to occur within the meaning of the policy until actual physical symptoms and associated functional impairment manifest themselves. Thus, Continental's position is that if existing California law were applied, there would be no coverage under Continental's policy.

     The scope of coverage decision imposed a form of "joint and several" liability that makes each triggered policy liable in whole for each covered claim, regardless of the length of the period the policy was in effect. This decision was affirmed by the Court of Appeal, and is now on appeal to the California Supreme Court. Continental's position is

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Continued)
- - ----------------------------------------------------------------------------
     that liability for asbestos claims should be shared not jointly, but severally and on a pro rata basis between the insurers and insured. Under this theory, Continental would only be liable for that proportion of the bodily injury that occurred during the 22-month period its policy was in force.

     Continental maintains that both the occurrence and the injury resulting therefrom must happen during the policy period for the policy to be triggered. Consequently, if the court holds that the occurrence is exposure to asbestos, Continental's position is that coverage under the Continental policy is restricted to those who actually inhaled Fibreboard asbestos fibers and suffered injury from May 4, 1957 to March 15, 1959.

     Continental's policy had a $1 million per occurrence limit. Continental contends the number of occurrences under California law must be determined by the general cause of the injuries, not the number of claimants, and that the cause of the injury was the continuous sale and manufacture of the product. Because the manufacture and sale proceeded from two locations, Continental maintains that there were only two occurrences and thus only $2 million of coverage under the policy. However, the per occurrence limit was interpreted by the trial court to mean that each claim submitted by each individual constituted a separate occurrence. The Court of Appeal withheld ruling on this issue, as noted above.

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

   Interim Agreement-While the state court action in regard to the coverage issues was pending, Continental and Fibreboard entered into an Interim Agreement in 1988 under which Continental agreed to fund Fibreboard's defense costs and certain settlements up to specified dollar limits through 1992. Continental funded approximately $96 million in defense costs under the Interim Agreement.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Continued)
- - ----------------------------------------------------------------------------
   Assignments-Beginning in 1991, Fibreboard unilaterally reached settlements with various classes of claimants by purporting to assign to plaintiffs potential proceeds from its insurance policy with Continental. Continental disputed
   Fibreboard's right to make such settlements and assignments, asserted that they violated the terms of the policy and the Interim Agreement described above and asserted that the settlement amounts were unreasonable and excessive. In June
   1992 a California trial court ruled in one case that Fibreboard could make such settlements and assignments since, in its view, Continental was not fully defending Fibreboard against the claims. Continental is appealing this decision.
   The trial court did rule that Continental could challenge the reasonableness of individual settlements and assignments.
   Following that ruling, Continental agreed to fund
   Fibreboard's reasonable defense costs without limitation as to amount pending resolution of Continental's appeal.
   Fibreboard continued to make settlements and assignments following such agreement, and Continental vigorously disputed
   Fibreboard's right to do so.

   This settlement and assignment process by Fibreboard escalated significantly in the fourth quarter of 1992. Through December 31, 1992, Fibreboard entered into unilateral assignment agreements covering 31,100 claims for a total of $400 million or an average of $12,800 per claim. Of these claims, approximately 30,000 were settled and assigned by Fibreboard in the month of December, 1992.

   Settlement Negotiations-Based on the facts and circumstances of the Fibreboard case prior to the fourth quarter of 1992, including the strength of Continental's legal arguments, a material loss to Continental was not known or believed to be probable. Significant fourth quarter developments, including the assignments noted above, and the continuing trend for court decisions to expand liability of policies beyond their original intent, led management to consider negotiation of an all-inclusive settlement of Continental's asbestos-related bodily injury litigation with Fibreboard.

   On April 9, 1993, Continental and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

   Through March 31, 1994, Continental, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 126,000 claims, subject to resolution of the coverage issues, for a maximum settlement amount of

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Continued)
- - ----------------------------------------------------------------------------
   approximately $1 billion. If neither the Global Settlement nor the Trilateral Agreement receive final court approval, Continental's obligation to pay under all settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, total approximately $675 million, of which $239 million was paid through March 31, 1994. Continental may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

   Continental will continue to pursue its appeals in respect of the coverage litigation and all other litigation involving
   Fibreboard if a Global Settlement or the Trilateral Agreement cannot be implemented.

   Global Settlement-On August 27, 1993, Continental, Pacific Indemnity, Fibreboard and a negotiating committee of asbestos claimant attorneys reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement was executed on December 23, 1993. The agreement calls for contribution by Continental and Pacific Indemnity of an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled on or before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. The Global Settlement is subject to court approval and possible appeals. As noted below, there is limited precedent with settlements which determine the rights of future claimants to seek relief.

   Subsequent to the announcement of the agreement in principle, Continental, Fibreboard and Pacific entered into the Trilateral Agreement which sets forth the parties' obligations in the event the Global Settlement is not approved by the court. In such case, Continental and Pacific would contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities in respect of previously settled claims. Continental's share of such fund would be $1.44 billion, reduced by a portion of the additional payment of $635 million, which Pacific Indemnity has agreed to pay in respect of unsettled present claims and previously settled claims. Continental has agreed that if either the Global Settlement or the Trilateral Agreement is approved, it will assume responsibility for the claims that had been settled and paid on or before August 27, 1993. A portion of the additional

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Continued)
- - ----------------------------------------------------------------------------
   $635 million payment by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global
   Settlement and the Trilateral Agreement, Continental would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Continental, including but not limited to liability for asbestos-related claims against Fibreboard. The Trilateral
   Agreement is subject to court approval and possible appeals.

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

   In addition, Continental and Pacific Indemnity have entered into an agreement (the "Continental-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is approved. Under the Continental-Pacific Agreement, Continental and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1.525 billion plus interest and expenses to be used to satisfy the claims of future claimants. If neither the Global Settlement nor the Trilateral Agreement is approved, Continental and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities in respect of unsettled present claims and presently settled claims. If either the Trilateral Agreement or the Global Settlement is approved by the court, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635 million.

   Reserves-In the fourth quarter of 1992, Continental increased its reserve with respect to potential exposure to asbestos-related bodily injury cases by $1.5 billion. In connection with the agreement in principle announced on August 27, 1993, Continental determined to add $500 million to such claim reserve. The Fibreboard litigation represents the major portion of Continental's asbestos-related claim exposure.

   There are inherent uncertainties in establishing a reserve for complex litigation of this type. Courts have tended to impose joint and several liability, and because the number of

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Continued)
- - ----------------------------------------------------------------------------
   manufacturers who remain potentially liable for asbestos-related injuries has diminished on account of bankruptcies, as has the potential number of insurers due to operation of policy limits, the liability of the remaining defendants is difficult to estimate. Further, a recent trend by courts to consolidate like cases into mass tort trials limits the discovery ability of insurers, generally does not allow for individual claim adjudication, restricts the identification of appropriate allocation methods and thereby results in an increasing likelihood for fraud and disproportionate and potentially excessive judgments. Additionally, management believes that recent court decisions would appear to be based on social or other considerations irrespective of the facts and legal issues involved.

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

   Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed in respect of periods after 1959. As indicated above Continental, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 126,000 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Continental is not a party.

   Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiff counsel in August 1993, the expected settlement for approximately 34,000 claims for exposure to asbestos prior to 1959 is expected to be $445 million, or an average of $13,000

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Continued)
- - ----------------------------------------------------------------------------
   per claim. Based on reports by Fibreboard, since September
   1988, Fibreboard resolved approximately 40,000 claims (other than by the assignment process noted above), approximately
   45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 tendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Continental.
   Continental intervened and settled these claims for approximately $77,000 on average, with a portion of the payment contingent on approval of the Global Settlement or the Trilateral Agreement, and if neither is approved, subject to resolution of the coverage appeal.

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

   Under federal regulation, the Comprehensive Environmental
   Response Compensation and Liability Act of 1980 ("Superfund")

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Continued)
- - ----------------------------------------------------------------------------
   governs the clean-up and restoration of abandoned toxic waste sites and formalizes the concept of legal liability for clean-up and restoration by "Potentially Responsible Parties"
   ("PRP's"). Superfund establishes a mechanism to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency ("EPA"). On the other hand, the Congressional Budget Office is estimating that there will be 4,500 National Priority List sites and other estimates run as high as 30,000 sites that will require clean-up. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established.

   CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether Superfund response costs are considered damages under the policies, trigger of coverage, applicability of pollution exclusions, the potential for joint and several liability and definition of an occurrence. Similar coverage issues exist for clean-up of waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues.

   The Superfund legislation must be reauthorized in 1994. A number of proposals to reform Superfund have been made by various parties. It is too early to determine the future impact of these proposals on CNA and the insurance industry.

   Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Prior to 1993, no specific allocation of reserves was made for unreported claims or for litigation expenses. CNA identified reserves only for reported environmental pollution claims. In 1993, CNA allocated approximately $340 million of claims and claims expense reserves for unreported environmental pollution claims in addition to the $94 million of reserves recorded for reported claims. At March 31, 1994, reserves for reported and unreported claims were $99 and $307 million, respectively. Claims and claims expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions,

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Continued)
- - ----------------------------------------------------------------------------
   multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult.

   The number of claims filed for environmental pollution coverage continues to increase. Approximately 425 claims were reported in the first quarter of 1994 and approximately 19,600 claims have been reported to date. Pending claims totaled approximately 10,500 and 10,600 at March 31, 1994 and December 31, 1993, respectively. Approximately 9,100 claims were closed through March 31, 1994, of which approximately 8,300 claims were settled without payment, except for claim expenses of $18 million. Settlements for the remaining 800 claims totaled $95 million, plus claim expenses of $25 million. Reserve development for environmental claims totaled $30 million in the three months ended March 31, 1993. No reserve development for environmental claims was recognized in 1994. The results of operations in future years may continue to be adversely affected by environmental pollution claims and claims expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

7. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993 and the results of operations and the changes in its cash flows for the three months ended March 31, 1994 and 1993, respectively.

   Results of operations for the first quarter of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.
- - -----------------------------------------------------------------

Liquidity and Capital Resources:
- - --------------------------------

Insurance
- - ---------

 Property and casualty and life insurance operations are wholly owned subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 83% owned subsidiary of the Company
 CNA's first quarter loss is primarily attributable to catastrophe claims recognized by CNA's primary property and casualty subsidiary, Continental Casualty Company ("Casualty"). The catastrophe claims, totaling approximately $100 million pre-tax, stem from the California earthquake and severe winter storms throughout the northeastern part of the United States. The $50.7 million of realized investment losses are principally the result of repositioning the portfolios to longer maturities, primarily in government bonds.
 Other adverse factors affecting the industry also curtailed CNA's first quarter earnings, particularly the longstanding cycle of inadequate pricing in property/casualty commercial lines and low investment yields. In addition, complex and costly litigation has been continuing, fueled by the tendency of the courts to interpret insurance contracts beyond their stated intent.
 CNA's commercial lines remain in a downcycle that has lasted over seven years and has seriously depressed profitability. The downcycle continues to be characterized by a difficult pricing environment caused by strong market competitiveness, weak investment yields, a trend toward alternative risk mechanisms such as self-insurance, and regulatory constraints on adequate premium rates.
 Net operating income for the life segment remains stable, although negatively affected by intense competition and high health care costs which have resulted in a continued market shift away from traditional indemnity forms of health coverage toward managed care products. The federal government's initiative to control health care costs and provide universal access to quality health care may impact both individual and group accident and health, workers' compensation, automobile liability and medical malpractice businesses of CNA. With national health care still the subject of intense debate, CNA advocates a responsible role for the insurance industry in any program that may be adopted. CNA believes the public is best served by a system that relies on the private sector's competence and competitiveness rather than on rigid, governmental dictates. CNA's ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation, and quality customer focused service in order to properly position CNA in the evolving health care environment.
 CNA continues to take a number of initiatives to respond to the many uncertainties and changes impacting the insurance environment. One of these has been to continue to focus on the risk characteristics and premium rates in commercial lines. CNA will continue to seek business in lines where it has a sizable market share, substantial experience, and foresees clear profit potential over the long term. At the same time, however, the emphasis is on reasonable rates rather than volume growth.
 CNA also is pursuing opportunities in new marketing areas, expanding its alternative marketing capabilities, and working with partners in strategic alliances whose business focus complements its own. One indication of CNA's broader marketing approach is the recent consolidation of its reinsurance operations under a single, cohesive management group. CNA believes this move positions CNA more favorably for growth and leadership in the international marketplace.
 Of all CNA's priorities, preserving a strong financial foundation remains among the highest. During the first quarter, CNA continued to implement a number of initiatives to improve productivity, efficiency, and competitiveness with emphasis on adding value in serving its customers. These actions include authorizing more decision making at lower levels to speed response time and heighten quality service; increasing management accountability and customer orientation through Strategic Business Units and substantially expanding the use of personal computer based automation tools. CNA is working closely with policyholders to reduce claims costs through integrated processes that enable commercial insureds to control their total loss costs and through stepped up fraud prevention activities. Other areas of emphasis include providing professional services to self-insured accounts and other alternative markets; continuing medical and workers' compensation cost management programs; and reinforcing business partnerships with independent agents who represent CNA and equipping them with new or upgraded products tailored to specific customer needs.
 CNA also continues to devote time and effort to legislative concerns in the interests of a more equitable and stable insurance marketing climate. It has enjoyed some success in enlisting support for workers' compensation reform in several states and opposing unnecessary restrictions on the insurance industry in others.
 During the quarter ended March 31, 1994, property and casualty insurance subsidiaries' statutory surplus decreased 5.2% to approximately $3.4 billion. The decrease resulted from the aforementioned catastrophe losses and realized investment losses. The statutory surplus of the life insurance subsidiaries remained at $1.0 billion.
 As discussed in Note 6 of the Notes to the Consolidated Condensed Financial Statements, Casualty greatly reduced a major source of financial uncertainty by reaching a Global Settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard, a former asbestos manufacturer. The agreement, executed in December 1993, was reached with Fibreboard, Pacific Indemnity and a negotiating committee of asbestos claimant attorneys. The agreement calls for Casualty and Pacific Indemnity to contribute an aggregate of $1.525 billion to an escrow account for a class of all future asbestos claimants. CNA funded its obligations under the escrow account with approximately $1.0 billion at the end of 1993. The escrow account is included in the short-term investment portfolio. CNA believes the agreement reached and the reserves established will be sufficient to cover all asbestos-related Fibreboard claims. While the Fibreboard agreement must receive court approval and meet other conditions, settlement of this litigation substantially reduces the uncertainty about CNA's exposure to future asbestos-related liabilities.
 CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. See Note 6 of the Notes to Consolidated Condensed Financial Statements for a further discussion of environmental pollution exposures.
 The liquidity requirements of CNA are met primarily by funds generated from operations. The principal operating cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments of claims, policy benefits and operating expenses.
 For the first three months of 1994, CNA's operating activities generated net cash flows of $164 million, compared to $420 million for the same period in 1993. The decrease in cash flows is due primarily to a decline in tax recoveries to $12 million for the first three months of 1994, as compared to $245 million for the same period in 1993.
 Net cash flows are invested in marketable securities.
Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

Investments
- - -----------

 A summary of CNA's general account fixed income securities portfolio and short-term investments are as follows:


                                                                 Change in
                                                                 Unrealized
                                        March 31,  December 31,    Gains
                                          1994         1993       (Losses)
                                        -----------------------------------
                                                   (In millions)

Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies   $ 9,988       $ 6,554       $(197)
  Asset-backed securities ...........     2,127         2,547         (67)
  Tax exempt securities .............     4,740         5,015        (147)
  Other .............................     3,637         3,491        (101)
                                         --------------------------------
   Total fixed income securities ....    20,492        17,607        (512)
Stocks ..............................       457           508         (20)
Other ...............................     7,684         7,248          16
                                         --------------------------------
   Total investments ................   $28,633       $25,363        (516)
                                         ====================
Participating policyholders' interest                                  13
Income tax benefit ..................                                 184
                                                                     ----
   Net investment losses ............                               $(319)
                                                                     ====
Short-term investments:
  Security repurchase
   collateral .......................    $4,270        $  623
  Escrow ............................       984           987
  Other .............................     2,102         5,334
                                          -------------------
   Total short-term investments .....    $7,356        $6,944
                                          ===================

 Interest rates have continued to rise throughout April resulting in additional unrealized losses in the fixed income investments, primarily relating to government securities.
  CNA's general account investment portfolio is managed to maximize after tax investment return, while minimizing credit risks, with investments concentrated in high quality securities to support its insurance underwriting operations.
 CNA has the capacity to hold its fixed income portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, or other similar factors. Accordingly, fixed income securities are classified as available for sale.
 During the first three months of 1994, CNA's consolidated investments increased by $3.3 billion, to $28.6 billion. This increase is entirely due to a $3.6 billion increase in collateral related to securities sold under agreements to repurchase. The general account portfolio consists primarily of high quality marketable debt securities, approximately 97% of which are rated as investment grade. At March 31, 1994, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 17% and 11%, respectively, of the general account's total investment portfolio compared to 19% and 28%, respectively, at December 31, 1993. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. At March 31, 1994, the major component of the short-term investment portfolio was approximately $2.3 billion of U.S. Treasury bills. Collateral for securities sold under repurchase agreements totaled $4.3 billion and were invested in high grade commercial paper.
 As of March 31, 1994, the market value of CNA's general account investments in bonds and redeemable preferred stocks was $20,492 million and was less than amortized cost by approximately $8 million. This compares to $504 million of unrealized gains at December 31, 1993. The gross unrealized gains and losses for the fixed income securities portfolio at March 31, 1994, were $334 and $342 million, respectively, compared to $564 and $60 million, respectively, at December 31, 1993.
 Net unrealized losses on general account bonds at March 31, 1994 include net unrealized losses on high yield securities of $2 million, compared to net unrealized gains of $15 million at December 31, 1993. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $803 million at March 31, 1994, compared to $727 million at December 31, 1993.
 At March 31, 1994, total separate account cash and investments amounted to $6.0 billion with taxable debt securities representing approximately 96% of the separate accounts portfolio. Approximately 87% of separate account investments are used to fund guaranteed investment contracts ("GIC's") for which CNA's life insurance affiliate guarantees principal and a specified return to the contractholders. The fair value of all fixed income securities in the GIC portfolio was $5.1 billion compared to $5.4 billion at December 31, 1993. At March 31, 1994, market values exceeded the amortized cost by approximately $2 million. This compares to $148 million at December 31, 1993. The gross unrealized gains and losses for the fixed income securities portfolio at March 31, 1994, were $98 and $96 million, respectively.
 Carrying values of high yield securities in the GIC portfolio were $1,368 million at March 31, 1994, compared to $1,068 million at December 31, 1993. Net unrealized losses on high yield securities held in such separate accounts were $9 million at March 31, 1994 compared to net unrealized gains of $56 million at December 31, 1993.
 High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At March 31, 1994, CNA's concentration in high yield bonds, including separate accounts, was approximately 4.8% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.
 Included in CNA's fixed income securities at March 31, 1994 (general and GIC portfolios) are $3.7 billion of asset-backed securities, consisting of approximately 54% in collateralized mortgage obligations ("CMO's"), 10% in corporate asset-backed obligations, and 36% in U.S. Government agency issued pass-through certificates. The majority of CMO's held are U.S. Government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At March 31, 1994, the market value of asset-backed securities was less than amortized cost by approximately $20 million compared to unrealized gains of $87 million at December 31, 1993. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.
 Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At March 31, 1994, 59% of the general account's debt securities portfolio was invested in U.S. Government securities, 20% in other AAA rated securities and 14% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 23% U.S. Government securities, 15% other AAA rated securities and 22% in AA and A rated securities. These ratings are primarily from nationally recognized rating agencies (95% of the general account portfolio and 93% for the GIC portfolio).

Cigarettes
- - ----------

 Lorillard, Inc. and subsidiaries ("Lorillard")
 For a number of years through 1992 leading cigarette marketers, including Lorillard, had increased the price of their premium brands. For the period 1982 to 1992 the annual price increase for Lorillard's premium brands averaged approximately 10%. Lorillard's cash flows from operations during this period benefited significantly from these price increases since virtually all of Lorillard's sales are in the premium priced segment, with Newport accounting for more than two-thirds of Lorillard's total unit sales.
 Effective August 9, 1993 in response to new lower pricing policies and promotions by its competitors Lorillard reduced its premium brand wholesale cigarette unit prices by approximately 25% to maintain its competitive position. These price moves have established two price tiers for the industry, eliminating much of the price confusion in the market place, and substantially narrowing the price gap between premium and discount cigarettes. These developments may tend to stabilize volume and perhaps slow the rapid growth of discount cigarettes. While promotional spending can be reduced, the overall impact of the new lower pricing will substantially reduce Lorillard's revenues, income contribution and cash flow.

Corporate
- - ---------

 During the three months ended March 31, 1994 the Company purchased 603,400 shares of its outstanding Common Stock at an aggregate cost of approximately $53.9 million. The funds required for such purchases were provided from working capital. Depending on market conditions, the Company, from time to time, may purchase additional shares in the open market or otherwise.

Results of Operations:
- - ---------------------

 Revenues declined by $338.0 million, or 9.5%, and net income decreased by $347.6 million as compared to the prior year's first quarter. The following table sets forth the major sources of the Company's consolidated revenues and net (loss) income.


                                                     Three Months Ended
                                                            March 31,
                                                   ----------------------
                                                      1994        1993
                                                   ----------------------
                                                       (In thousands)

Revenues (a):
  Property and casualty .........................   $1,883,734  $2,189,002
  Life ..........................................      718,686     716,495
  Cigarettes ....................................      457,627     444,118
  Hotels ........................................       39,076      42,428
  Watches and other timing devices ..............       32,649      35,058
  Drilling ......................................       73,862      62,770
  Investment income-net (non-insurance companies)       (3,818)     46,573
  Equity in income of CBS Inc. ..................       11,444       9,632
  Other and eliminations-net ....................       (8,160)     (2,946)
                                                     ---------------------
                                                    $3,205,100  $3,543,130
                                                     =====================

Net (loss) income (a):
  Property and casualty .........................   $  (51,093) $  235,900
  Life ..........................................       (4,992)     24,124
  Cigarettes ....................................       78,371      77,040
  Hotels ........................................       (3,159)     (2,252)
  Watches and other timing devices ..............         (122)        186
  Drilling ......................................       (6,462)     (6,814)
  Investment income-net (non-insurance companies)       (2,931)     29,405
  Equity in income of CBS Inc. ..................       10,242       8,978
  Interest expense and other-net ................      (25,719)    (24,877)
                                                    ----------------------
                                                   $    (5,865) $  341,690
                                                    ======================

(a) Includes realized investment (losses) gains as follows:

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                      1994        1993
                                                   ----------------------
                                                       (In thousands)

Revenues:
  Property and casualty .........................  $ (64,371)   $401,141
  Life ..........................................    (41,120)     29,435
  Investment income-net .........................    (18,813)     33,184
                                                    --------------------
                                                   $(124,304)   $463,760
                                                    ====================

Net (loss) income:
  Property and casualty .........................  $ (34,566)   $220,062
  Life ..........................................    (16,104)     15,238
  Investment income-net .........................    (12,252)     20,828
                                                    --------------------
                                                   $ (62,922)   $256,128
                                                    ====================

Insurance
- - ---------

 Property and casualty revenues, excluding realized investment (losses) gains increased by $160.2 million, or 9.0%, for the three months ended March 31, 1994, compared to the same period a year ago.
 Property and casualty premium revenues increased by $154.4 million, or 10.5%, from the prior year's comparable period. The increase was principally attributable to increases in new excess policies, and new business and higher renewal rates for medium sized commercial accounts. Property and casualty investment income was down 1.2% for the three months compared with the same period a year ago. Investment income decreased for the three months ended March 31, 1994 when compared to the prior year primarily due to the change in portfolio mix resulting from a partial shift from long-term tax exempt bonds to shorter term taxable securities.
 Life insurance revenues, excluding realized investment (losses) gains increased by $72.7 million, or 10.6%, as compared to the same period a year ago. Life premium revenues increased by $70.3 million, or 11.5%, for the quarter with the primary growth in group and pension operations. Life investment income increased

4.7% compared to the same period a year ago primarily due to a first quarter shift out of short-term investments.
 Property and casualty underwriting losses for the three months ended March 31, 1994 were $354.8 million, compared to $334.2 million for the same period in 1993. The first quarter 1994 combined ratio was 119.9 compared with 121.1 for the same period in 1993.
 As noted above, catastrophe losses for the three months ended March 31, 1994 were approximately $100 million, compared with $25.8 million for the same period in 1993.
 The components of CNA's realized investment (losses) gains are as follows:

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                      1994        1993
                                                   ----------------------
                                                        (In millions)

Bonds:
  U.S. Government ...............................   $(138.5)     $ 31.1
  Tax exempt ....................................      18.6       284.5
  Asset-backed ..................................      12.3        51.6
  Taxable .......................................      (3.4)       31.8
                                                     ------------------
     Total bonds ................................    (111.0)      399.0
Stocks ..........................................      12.5        35.7
Other ...........................................      (7.0)       (4.1)
                                                     ------------------
     Total realized investment (losses) gains ...   $(105.5)     $430.6
                                                     ==================

 In early 1994, CNA began to reposition its portfolios to slightly longer maturities. As a result, both the Casualty and Life groups shifted out of their short-term portfolios into five and ten year government securities resulting in a decrease in short-term investments. Short-term investments (excluding investments relating to loaned securities) for the Casualty group decreased from $5.1 billion at December 31, 1993 to $2.8 billion at March 31, 1994, while the Life group's decreased from $1.2 billion at December 31, 1993 to $256.8 million at March 31, 1994. These actions were taken in a period of rising interest rates which resulted in both realized and unrealized losses in the investment portfolio.
 During the first quarter of 1994, Casualty sold approximately $12 billion of fixed income and equity securities realizing pre-tax losses of $64.4 million. Of the $12 billion of securities sold, approximately $8 and $2 billion, respectively, were from the U.S. Treasury and Government mortgage-backed bond portfolios.
 In the first quarter of 1993, realized gains were recognized as CNA began realigning its portfolio to reduce its concentration of tax-exempt securities to more quickly utilize the alternative minimum tax credit carryforward generated in 1992.

Cigarettes
- - ----------

 Revenues and net income increased by $13.5 and $1.3 million, or 3.0% and 1.7%, respectively, as compared to the prior year first quarter.
 Lorillard cigarette unit sales for the first quarter of 1994 were 25.6% higher than the comparable quarter of 1993, however, this was due to extremely light shipments in the 1993 quarter due to increased unit purchases in December 1992 in anticipation of a federal excise tax increase and a decline in sales of premium price brands, where virtually all of Lorillard's sales are concentrated.
 Despite this sharply increased unit volume, Lorillard's total revenue only increased $13.5 million in comparison to the prior year's quarter. This is a result of the industry price reduction of premium price brands, effective August 9, 1993.
 For the quarter, total industry sales units increased 8.4%, reflecting the effect of the increase in federal excise tax described above, with the overwhelming majority of the increase being in the premium price segment. The discount brand category's share of industry sales decreased from 38.9% in the 1993 first quarter as compared to 33.7% in the 1994 first quarter.
 The revenue increase of $13.5 million is composed of an increase of approximately $104.1 million, or 23.4%, due to higher unit sales volume, partially offset by a decline of approximately $90.6 million, or 20.4%, due to a reduction in unit prices. Net income increased due to lower sales promotion expenses partially offset by lower unit prices.
 It is expected that lower consumer cigarette consumption will continue to influence overall industry unit volume and the discount category will be a significant influence in overall sales.
 The current administration's efforts to reduce the federal deficit and to enact health care reform has led to several proposals to increase the excise tax. The effects of any additional federal tax increases, as well as increases by state and local taxing authorities, or manufacturers' price increases cannot be determined, but it is likely they would add to the overall industry decline and the growth in the discount category.

Hotels
- - ------

 Revenues decreased by $3.4 million, or 7.9%, and net loss increased by $.9 million, or 40.3%, respectively, as compared to the prior year first quarter.
 Oversupply of hotel rooms and the highly competitive nature of the hotel industry continue to adversely affect average room rates. Although demand has increased in some areas, it has not compensated for the lower average room rates.
 Revenues declined and net loss increased due primarily to lower average room rates at the Loews Monte Carlo Hotel reflecting the depressed general economic conditions in southern Europe as well as the impact of a weak Italian Lira and unfavorable foreign currency fluctuations.

Watches and Other Timing Devices
- - --------------------------------

 Revenues and net income decreased by $2.4 and $.3 million, or 6.9% and 165.6%, respectively, as compared to the prior year first quarter.
 Revenues declined due primarily to lower watch and clock unit sales volume, partially offset by $283,000 proceeds from favorable settlement of contract claims with the U.S. Government. Net income declined due primarily to the lower revenues, partially offset by lower interest expense.

Drilling
- - --------

 Revenues increased by $11.1 million, or 17.7%, and net loss decreased by $.4 million, or 5.2%, as compared to the prior year's first quarter.
 Revenues increased $14.9 million, or 23.8%, due to higher dayrates, partially offset by a decline of $3.8 million, or 6.1%, due to lower utilization rates.
 The quarter was positively impacted by increases in dayrates earned by the Gulf of Mexico rig fleet; both jack-up and semisubmersible rates increased by over $5,000 per day. The effect of this increase was partially offset by a decline in international activity (particularly in the North Sea) and the lost revenues and costs associated with rig relocations.
 Strategic rig relocations have continued into the first quarter of 1994. Two jack-ups completed term contracts in Venezuela and will be available in the Gulf of Mexico following mobilizations and planned upgrades. Additionally, two semisubmersibles completed major mobilizations in the first quarter; one to the Bass Strait offshore Australia, the other to Argentina. Both semisubmersible mobilizations were undertaken against multi-well contracts. Although all four relocations were partially funded by contracts, total expenses and required upgrades negatively impacted first quarter operating results by $4.7 million. In addition, the lower net loss was partially offset by increased interest expense.

Other
- - -----

 Revenues and net income decreased by $53.8 and $31.9 million, respectively, as compared to the prior year first quarter. Other operations consist primarily of investment income of non-insurance companies and the Company's investment in CBS Inc.
 Revenues and net income decreased due primarily to pre-tax and after-tax realized investment losses of $18.8 and $12.2 million, respectively, for the quarter ended March 31, 1994 as compared to pre-tax and after-tax realized investment gains of $33.2 and $20.8 million, respectively, in the prior year. Exclusive of securities transactions, other revenues decreased $1.8 million, or 8.9%, due to lower results from shipping operations, partially offset by higher earnings (accounted for under the equity method) of CBS Inc. Net income benefited by lower interest expense of $1.2 million, or 15.9%, due to redemption of high coupon debt and issuance of lower coupon debt, partially offset by the lower revenues.

Accounting Standards
- - --------------------

 In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement addresses the accounting by creditors for impairment of certain loans. It is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities. The Statement requires that applicable loans be treated as impaired when it is probable that a creditor will be unable to collect all amounts (both principal and interest) contractually due. It requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Impairment may be measured at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. In early 1994, the FASB began deliberating certain amendments to this Statement and an exposure draft was issued on March 31, 1994 which would simplify the statement by allowing a creditor to use existing methods for recognizing interest income on impaired loans. This Statement applies to financial statements for fiscal years beginning after December 15, 1994. This Statement will not have a significant impact on the Company.

                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
- - --------------------------

 Reference is made to Note 6 to the Notes to Consolidated
Condensed Financial Statements in Part I, Item 1, Financial
Statements.

 In addition to the matters disclosed in Item 3., Legal Proceedings, of the Company's 1993 Annual Report on Form 10-K, three purported class actions have been filed against Lorillard and other cigarette manufacturers seeking damages for alleged nicotine addiction and health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Theories of liability include a broad range of product liability theories, consumer protection statutes and fraud and misrepresentation claims. In one such action, Allman v. Philip Morris, Inc. et al (U.S. District Court, Southern District, California, filed March 30, 1994) plaintiffs seek certification of a class consisting of all individuals in the United States who are allegedly addicted to cigarettes and have been or will be prescribed treatment with the nicotine transdermal system (nicotine patch). Plaintiffs in Allman seek unspecified amounts in actual damages and treble damages under the Racketeer Influenced and Corrupt Organizations (RICO) Act. In the second action, Castano v. The American Tobacco Company, et al, (U.S. District Court, Eastern District, Louisiana, filed March 29,
1994) plaintiffs seek certification of a class consisting of all residents of the United States who have purchased tobacco products manufactured by the defendants and who claim to be addicted to cigarettes, and survivors who claim their decedents were injured by their addiction to tobacco products. A petition for intervention (Riddle v. The American Tobacco Company, et al filed April 11, 1994) in the Castano action seeks intervention on behalf of a class of individuals who have never smoked tobacco products and who have allegedly been injured by exposure to environmental tobacco smoke. Plaintiffs and interveners also allege that defendants manipulated the nicotine levels of their products to cause smokers to become addicted to cigarettes. Plaintiffs and interveners seek an unspecified amount in actual and punitive damages, and the creation of a medical monitoring fund to monitor the health of class members. In the third case, Engle v. R.J. Reynolds Tobacco Co., et al, (Circuit Court, Dade County, Florida, filed May 5, 1994) plaintiff seeks certification of a class comprised of all citizens and residents of the United States, and the survivors of citizens and residents of the United States, who have had, presently have, or have died from diseases and medical conditions allegedly caused by smoking cigarettes containing nicotine. Plaintiffs in this case seek actual and punitive damages in excess of $100 billion each, and the creation of a medical fund to compensate individuals for future health care costs.

 Lorillard intents to defend vigorously all such actions which may be brought against it.

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

 (a) Exhibits--

     (11) Statement Re Computation of Per Share Earnings
Assuming Full Dilution for the three months ended March 31, 1993.

 (b) Current reports on Form 8-K--There were no reports on Form
8-K filed for the three months ended March 31, 1994.

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LOEWS CORPORATION
                                         -----------------
                                         (Registrant)





Dated: May 16, 1994                    By    Roy E. Posner
                                         -----------------------
                                         ROY E. POSNER
                                         Senior Vice President
                                         and Chief Financial
                                         Officer
                                         (Duly authorized
                                         officer and principal
                                         financial officer)