Form 10-Q
period 1994-06-30
LOEWS CORP
filed 1994-08-15
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                               -------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission file number 1-6541
                       ------

                                LOEWS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-2646102
- -------------------------------                             -------------------
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

                      Yes     X               No
                          ---------              ---------

          Class                                    Outstanding at August 5, 1994
- --------------------------                         -----------------------------
Common stock, $1 par value                               59,985,000 shares

================================================================================

                                      INDEX


Part I. Financial Information                                           Page No.
                                                                        --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      June 30, 1994 and December 31, 1993 ...........................         3

    Consolidated Condensed Statements of Income--
      Three and Six months ended June 30, 1994 and 1993 .............         4

    Consolidated Condensed Statements of Cash Flows--
      Six months ended June 30, 1994 and 1993 .......................         5

    Notes to Consolidated Condensed Financial Statements ............      6-14

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations ..............................     15-26

Part II. Other Information

  Item 1. Legal Proceedings .........................................        26

  Item 4. Submission of Matters to a Vote of Security Holders .......     27-28

  Item 6. Exhibits and Reports on Form 8-K ..........................        28

    Exhibit 11--Statement Re Computation of Per Share Earnings
     Assuming Full Dilution for the three and six months ended June
     30, 1993 .......................................................        30

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
- --------------------------------------------------------------------------------
(Amounts in thousands of dollars)                    June 30,       December 31,
                                                      1994             1993
                                                   -----------------------------
Assets:
Investments:
  Fixed maturities available for sale, amortized
    cost of $21,036,256 and $17,132,086 .........  $20,664,852      $17,657,856
  Equity securities available for sale, cost of
    $1,137,422 and $1,028,733 ...................    1,289,815        1,240,256
  Mortgage loans and notes receivable ...........      118,360          121,439
  Policy loans ..................................      175,178          173,606
  Other investments .............................       99,480           72,085
  Short-term investments ........................    9,340,943        8,025,201
                                                   ----------------------------
                                                    31,688,628       27,290,443
Cash ............................................      133,835          155,703
Receivables-net .................................    8,130,325        7,474,753
Inventories .....................................      211,520          241,287
Investments in associated companies .............      507,060          490,654
Property, plant and equipment-net ...............    1,063,055        1,038,179
Deferred income taxes ...........................    1,450,207        1,074,410
Other assets ....................................      645,299          564,600
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    1,029,693          979,166
Separate Account business .......................    5,843,256        6,540,557
                                                   ----------------------------
     Total assets ...............................  $50,702,878      $45,849,752
                                                   ============================
Liabilities and Shareholders' Equity:
Insurance reserves and claims ...................  $28,257,877      $27,439,003
Accounts payable and accrued liabilities ........      850,848          705,034
Payable for securities purchased ................    2,485,564          190,138
Securities sold under repurchase agreements .....    3,735,463          613,250
Accrued taxes ...................................      183,640          209,861
Long-term debt, less unamortized discount .......    2,138,248        2,195,670
Separate Account business .......................    5,843,256        6,540,557
Deferred credits and participating policyholders'
 equity .........................................      799,100          795,767
                                                   ----------------------------
     Total liabilities ..........................   44,293,996       38,689,280
Minority interest ...............................      918,911        1,033,274
Shareholders' equity ............................    5,489,971        6,127,198
                                                   ----------------------------
     Total liabilities and shareholders' equity .  $50,702,878      $45,849,752
                                                   ============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
- -------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)   Three Months Ended           Six Months Ended
                                                     June 30,                     June 30,
                                                1994          1993           1994          1993
                                             ----------------------------------------------------
Revenues:
  Insurance premiums:
    Property and casualty ...............    $1,702,634    $1,536,850    $3,327,203    $3,006,987
    Life ................................       659,072       574,066     1,338,223     1,182,959
  Investment income, net of expenses,
   principally of insurance subsidiaries        419,972       342,490       783,012       704,118
  Realized investment (losses) gains ....      (103,299)      152,943      (227,603)      616,703
  Manufactured products (including excise
   taxes of $108,437, $96,525, $209,982
   and $175,254) ........................       514,772       581,920     1,003,636     1,059,901
  Other .................................       200,246       186,810       374,026       347,541
                                             ----------------------------------------------------
     Total ..............................     3,393,397     3,375,079     6,598,497     6,918,209
                                             ----------------------------------------------------
Expenses:
  Insurance benefits and underwriting
   expenses .............................     2,360,551     2,174,135     4,686,854     4,317,832
  Amortization of deferred policy
   acquisition costs ....................       336,606       289,721       659,390       563,561
  Cost of manufactured products sold ....       234,781       216,906       458,697       399,098
  Selling, operating, advertising and
   administrative expenses ..............       371,356       384,275       735,563       766,697
  Interest ..............................        45,442        42,292        89,799        80,674
                                             ----------------------------------------------------
     Total ..............................     3,348,736     3,107,329     6,630,303     6,127,862
                                             ----------------------------------------------------
                                                 44,661       267,750       (31,806)      790,347
                                             ----------------------------------------------------
  Income taxes (benefits) ...............        (9,962)       50,724       (67,571)      178,024
  Minority interest .....................        (5,703)       13,383       (18,696)       66,990
                                             ----------------------------------------------------
     Total ..............................       (15,665)       64,107       (86,267)      245,014
                                             ----------------------------------------------------
Net income ..............................    $   60,326    $  203,643    $   54,461    $  545,333
                                             ====================================================

Net income per share ....................    $     1.00    $     3.16    $      .89    $     8.42
                                             ====================================================

Cash dividends per share ................    $      .25    $      .25    $      .50    $      .50
                                             ====================================================

Weighted average number of shares
 outstanding ............................        60,329        64,527        60,915        64,795
                                             ====================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
- --------------------------------------------------------------------------------
(Amounts in thousands)                               Six Months Ended June 30,
                                                       1994              1993
                                                  ------------------------------
Operating Activities:
  Net income ...................................  $     54,461     $    545,333
  Adjustments to reconcile net income to net
   cash provided by operating activities-net ...       177,592         (560,838)
  Changes in assets and liabilities-net:
    Receivables ................................      (432,744)          84,338
    Inventories ................................        29,767          (29,128)
    Deferred policy acquisition costs ..........       (50,527)         (73,492)
    Insurance reserves and claims ..............       814,037          521,080
    Accounts payable and accrued liabilities ...       147,234          319,144
    Accrued taxes ..............................       (75,103)         192,750
    Other-net ..................................       (25,422)         (53,171)
                                                  -----------------------------
                                                       639,295          946,016
                                                  -----------------------------

Investing Activities:
  Purchases of fixed maturities ................   (25,890,394)     (17,634,873)
  Proceeds from sales of fixed maturities ......    18,981,613       18,692,356
  Proceeds from maturities of fixed maturities .     3,158,216        1,140,155
  Securities sold under repurchase agreements ..     3,122,213         (610,987)
  Purchases of equity securities ...............      (579,377)        (530,215)
  Proceeds from sales of equity securities .....       447,302          551,036
  Change in short-term investments .............       436,239       (2,348,478)
  Purchases of property, plant and equipment ...       (97,268)         (62,896)
  Change in other investments ..................       (17,742)          29,814
                                                  -----------------------------
                                                      (439,198)        (774,088)
                                                  -----------------------------

Financing Activities:
  Dividends paid to shareholders ...............       (30,498)         (32,443)
  Purchases of treasury shares .................      (137,261)        (104,179)
  Issuance of long-term debt ...................                        293,322
  Principal payments on long-term debt .........       (59,093)        (359,931)
  Receipts credited to policyholders ...........        21,338           25,833
  Withdrawals of policyholder account balances .       (16,451)          (7,891)
                                                  -----------------------------
                                                      (221,965)        (185,289)
                                                  -----------------------------
Net change in cash .............................       (21,868)         (13,361)
Cash, beginning of period ......................       155,703          105,308
                                                  -----------------------------
Cash, end of period ............................  $    133,835     $     91,947
                                                  =============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
- --------------------------------------------------------------------------------
1. Reference is made to Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders which should be read in conjunction with these consolidated condensed financial statements.

2. The Company's inventories are comprised of the following:

                                                     June 30,      December 31,
                                                       1994            1993
                                                  -----------------------------
                                                          (In thousands)

   Leaf tobacco ................................  $     87,795     $    145,259
   Manufactured stock ..........................       103,614           76,946
   Materials, supplies, etc. ...................        20,111           19,082
                                                  -----------------------------
        Total ..................................  $    211,520     $    241,287
                                                  =============================


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

   The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois (Continental Casualty Company's state of domicile), CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At June 30, 1994, such collateral totaled approximately $162,000,000. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at June 30, 1994 was approximately $432,000,000 with Lloyd's of London. The recoverable from Lloyd's of London is dispersed among thousands of individual members who have unlimited liability.

   The effects of reinsurance on written premiums and earned premiums in millions are as follows:

   Written Premium

                                                 Six Months Ended June 30,
                        -------------- 1994 ---------------    -------------- 1993 --------------
                         Direct    Ceded    Assumed    Net      Direct    Ceded  Assumed   Net
                        -------------------------------------------------------------------------

   Contracts:
     Long Duration .   $  259.9   $ 11.9  $ 57.8  $  305.8    $  198.2  $ 10.2  $ 79.6  $  267.6
     Short Duration     4,075.8    314.0   728.0   4,489.8     3,696.1   251.9   631.0   4,075.2
                        -------------------------------------------------------------------------
       Total .......   $4,335.7   $325.9  $785.8  $4,795.6    $3,894.3  $262.1  $710.6  $4,342.8
                        =========================================================================

                                                 Three Months Ended June 30,
                        -------------- 1994 ---------------    -------------- 1993 -------------
                         Direct   Ceded     Assumed    Net      Direct    Ceded  Assumed   Net
                        ------------------------------------------------------------------------

   Contracts:
     Long Duration .   $  139.2   $  6.4  $ 31.0  $  163.8    $  100.6  $  5.6  $ 46.8  $  141.8
     Short Duration     1,968.4    162.2   382.8   2,189.0     1,923.3   114.0   318.1   2,127.4
                        -------------------------------------------------------------------------
       Total .......   $2,107.6   $168.6  $413.8  $2,352.8    $2,023.9  $119.6  $364.9  $2,269.2
                        =========================================================================

   Earned Premium

                                                 Six Months Ended June 30,
                        -------------- 1994 ---------------    -------------- 1993 --------------
                         Direct   Ceded     Assumed    Net      Direct    Ceded  Assumed   Net
                        -------------------------------------------------------------------------

   Contracts:
     Long Duration .   $  223.2   $ 11.9  $ 57.8  $  269.1    $  167.1  $ 10.2  $ 76.6  $  233.5
     Short Duration     3,996.3    298.7   709.1   4,406.7     3,646.6   250.3   571.7   3,968.0
                       -------------------------------------------------------------------------
       Total .......   $4,219.5   $310.6  $766.9  $4,675.8    $3,813.7  $260.5  $648.3  $4,201.5
                        =========================================================================

                                                Three Months Ended June 30,
                        ---------------1994----------------    ---------------1993---------------
                         Direct   Ceded     Assumed    Net      Direct    Ceded  Assumed    Net
                        -------------------------------------------------------------------------

   Contracts:
     Long Duration .   $  117.9   $  6.4  $ 31.0  $  142.5    $   88.0  $  5.6  $ 44.3  $  126.7
     Short Duration     1,991.7    135.7   368.4   2,224.4     1,748.8   112.4   353.6   1,990.0
                       -------------------------------------------------------------------------
       Total .......   $2,109.6   $142.1  $399.4  $2,366.9    $1,836.8  $118.0  $397.9  $2,116.7
                        =========================================================================

   Insurance claims and policyholders' benefits are net of reinsurance recoveries of $259.8 and $159.4 million for the six months ended June 30, 1994 and 1993, respectively.

4. Net income per share assuming full dilution is not presented for the three and six months ended June 30, 1993 since such dilution was not material.

5. Shareholders' equity:

                                                      June 30,      December 31,
                                                        1994           1993
                                                    ----------------------------
                                                      (In thousands of dollars)

   Preferred stock, $.10 par value,
     Authorized--25,000,000 shares
   Common stock, $1 par value:
     Authorized--200,000,000 shares
     Issued--61,524,700 shares .................    $   61,525      $   61,525
   Additional paid-in capital ..................       209,935         210,289
   Earnings retained in the business ...........     5,500,623       5,476,660
   Unrealized (depreciation) appreciation ......      (116,839)        406,736
   Pension liability adjustment ................       (28,012)        (28,012)
                                                    --------------------------
          Total ................................     5,627,232       6,127,198

   Less common stock (1,539,700 shares) held
    in treasury, at cost .......................       137,261
                                                    --------------------------
          Total ................................    $5,489,971      $6,127,198
                                                    ==========================

   The $523.6 million decrease in unrealized appreciation reflects the impact that the rise in interest rates has had on the Company's fixed income investments.

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

   Fibreboard Litigation--As previously reported in Note 16 of the Notes to the Consolidated Financial Statements in the 1993 Annual Report to Shareholders, CNA's primary property/casualty subsidiary, Continental Casualty Company ("Continental"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Continental, Fibreboard, another insurer ("Pacific Indemnity"), a subsidiary of the Chubb Corporation, and a negotiating committee of asbestos claimant attorneys have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. Continental, Fibreboard and Pacific Indemnity have also reached an agreement, which is subject to court approval (the "Trilateral Agreement"), on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Continental's litigation with Fibreboard.

   On July 29, 1994 the United States District Court for the Eastern District of Texas preliminarily approved the Global Settlement agreement, and ordered that a fairness hearing be held on December 12, 1994 to determine whether to finally approve the Global Settlement agreement. CNA and other parties to the Global Settlement agreement will be initiating a comprehensive communication program in August 1994 to ensure that all potential claimants have notice of their rights and possible benefits under the Global Settlement.

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

   The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993, which substantially affirmed the lower court's decisions on scope of coverage and trigger of coverage issues, as described below. The Court of Appeal withheld its ruling on the issues discrete to Continental and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral Agreement described below. On January 27, 1994, the California Supreme Court granted a Petition for Review, filed by several insurers, including Continental, of, among other things, the trigger and scope of coverage issues. The order granting review has no effect on the Court of Appeal's order severing the issues unique to Continental and Pacific Indemnity. Continental cannot predict the time frame within which the issues before the California Supreme Court may be resolved. If neither the Global Settlement nor the Trilateral Agreement is approved, it is anticipated that Continental and Pacific Indemnity will resume the appeal process. Continental's appeal of the coverage judgment raises many legal issues. Key issues on appeal under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:

   . The trial court adopted a continuous trigger of coverage theory under which all insurance policies in effect at any time from first exposure to asbestos until the date of the claim filing or death are triggered. The Court of Appeal endorsed the continuous trigger theory, but modified the ruling to provide that policies are triggered by a claimant's first exposure to the policyholder's products, as opposed to the first exposure to any asbestos product. Therefore, an insurance policy is not triggered if a claimant's first exposure to the policyholder's product took place after the policy period. The court, however, placed the burden on the insurer to prove the claimant was not exposed to its policyholder's product before or during the policy period. The trigger of coverage issue is now on appeal to the California Supreme Court.

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

   . The scope of coverage decision imposed a form of "joint and several" liability that makes each triggered policy liable in whole for each covered claim, regardless of the length of the period the policy was in effect. This decision was affirmed by the Court of Appeal, and is now on appeal to the California Supreme Court. Continental's position is that liability for asbestos claims should be shared not jointly, but severally and on a pro rata basis between the insurers and insured. Under this theory, Continental would only be liable for that proportion of the bodily injury that occurred during the 22-month period its policy was in force.

   . Continental maintains that both the occurrence and the injury resulting therefrom must happen during the policy period for the policy to be triggered. Consequently, if the court holds that the occurrence is exposure to asbestos, Continental's position is that coverage under the Continental policy is restricted to those who actually inhaled Fibreboard asbestos fibers and suffered injury from May 4, 1957 to March 15, 1959. The Court of Appeal withheld ruling on this issue, as noted above.

   . Continental's policy had a $1 million per occurrence limit. Continental contends the number of occurrences under California law must be determined by the general cause of the injuries, not the number of claimants, and that the cause of the injury was the continuous sale and manufacture of the product. Because the manufacture and sale proceeded from two locations, Continental maintains that there were only two occurrences and thus only $2 million of coverage under the policy. However, the per occurrence limit was interpreted by the trial court to mean that each claim submitted by each individual constituted a separate occurrence. The Court of Appeal withheld ruling on this issue, as noted above.

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

   Through June 30, 1994, Continental, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 127,500 claims, subject to resolution of the coverage issues, for a maximum settlement amount of approximately $1.48 billion. If neither the Global Settlement nor the Trilateral Agreement receive final court approval, Continental's obligation to pay under all settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, total approximately $695.6 million, of which $352.7 million was paid through June 30, 1994. Continental may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

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

   In addition, Continental and Pacific Indemnity have entered into an agreement (the "Continental-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is approved. Under the Continental-Pacific Agreement, Continental and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1.525 billion plus expenses and interest accrued in escrow to be used to satisfy the claims of future claimants. If neither the Global Settlement nor the Trilateral Agreement is approved, Continental and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities in respect of unsettled present claims and presently settled claims. If either the Trilateral Agreement or the Global Settlement is approved by the court, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635 million.

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

   The Global Settlement and the Trilateral Agreement are subject to court approval. There is limited precedent with settlements which determine the rights of future claimants to seek relief. It is extremely difficult to assess the magnitude of Continental's potential liability in respect of such future claimants if neither the Global Settlement nor the Trilateral Agreement is approved and upheld, keeping in mind that Continental's potential liability is limited to persons exposed to asbestos prior to the termination of the policy in 1959.

   Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed in respect of periods after 1959. As indicated above Continental, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 127,500 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Continental is not a party.

   Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiff counsel in August 1993, the expected settlement for approximately 49,500 claims for exposure to asbestos prior to 1959 is currently averaging approximately $12,900 per claim for claims processed through June 30, 1994. Based on reports by Fibreboard, since September 1988, Fibreboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 tendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Continental. Continental intervened and settled these claims for approximately $77,000 on average, with a portion of the payment contingent on approval of the Global Settlement or the Trilateral Agreement, and if neither is approved, subject to resolution of the coverage appeal.

   Continental believes that as a result of the Global Settlement and the Trilateral Agreement it has greatly reduced the uncertainty of its exposure with respect to the Fibreboard matter. However, if neither the Global Settlement nor the Trilateral Agreement are approved and upheld, in light of the factors discussed herein, the range of Continental's potential liability cannot be meaningfully estimated and there can be no assurance that the reserves established would be sufficient to pay all amounts which ultimately could become payable in respect of asbestos-related bodily injury liabilities.

   While it is possible that the ultimate outcome of this matter could have a material adverse impact on the equity of CNA, management does not believe that a further loss material to equity is probable. Management will continue to monitor the potential liabilities with respect to asbestos-related bodily injury claims and will make adjustments to the claim reserves if warranted.

   Environmental Pollution--Potential exposures exist for claims involving environmental pollution, including toxic waste clean-up. Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

   Under federal regulation, the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") governs the clean-up and restoration of abandoned toxic waste sites and formalizes the concept of legal liability for clean-up and restoration by "Potentially Responsible Parties" ("PRP's"). Superfund establishes a mechanism to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency ("EPA"). On the other hand, the Congressional Budget Office is estimating that there will be 4,500 National Priority List sites and other estimates project as many as 30,000 sites that will require clean-up. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established.

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

   Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. CNA identified reserves only for reported environmental pollution claims. In 1993, CNA allocated approximately $340 million of claims and claims expense reserves for unreported environmental pollution claims in addition to the $94 million of reserves recorded for reported claims. At June 30, 1994, reserves for reported and unreported claims were $98 and $335 million, respectively. Claims and claims expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to later adjustment based on new data.

   The number of claims filed for environmental pollution coverage continues to increase. Approximately 1,125 claims were reported in the first six months of 1994 and approximately 20,300 claims have been reported to date. Pending claims totaled approximately 10,600 at both June 30, 1994 and December 31, 1993. Approximately 9,700 claims were closed through June 30, 1994, of which approximately 8,700 claims were settled without payment, except for claim expenses of $24 million. Settlements for the remaining 1,000 claims totaled $113 million, plus claim expenses of $27 million. Reserve development for environmental claims totaled $54 and $38 million for the six months ended June 30, 1994 and 1993, respectively. The results of operations in future years may continue to be adversely affected by environmental pollution claims and claims expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

7. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993 and the results of operations for the three and six months and the changes in its cash flows for the six months ended June 30, 1994 and 1993, respectively.

   Results of operations for the second quarter and first six months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
- --------------------------------------------------------------------------------

Liquidity and Capital Resources:
- -------------------------------

Insurance
- ---------

  Property and casualty and life insurance operations are wholly owned subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 83% owned subsidiary of the Company
  The factors that depressed earnings last year in much of the insurance industry did not change significantly in the first half of 1994. These include the prolonged soft market in commercial property/casualty lines and low interest rates that reduced investment income.
  The U.S. property/casualty industry had a net after-tax loss of $1.2 billion in the first quarter of 1994, primarily because of record-breaking catastrophe losses estimated at $6.5 billion. In spite of these losses, there have not been substantial increases in rates, except in certain geographic regions and lines of property insurance. In addition, complex and costly litigation has been continuing, fueled by the tendency of the courts to interpret insurance contracts beyond their stated intent.
  On a more positive note, the workers' compensation environment has improved in some states, largely because of reform legislation that CNA actively supported. In life insurance, pricing has become more disciplined, particularly in setting rates for interest-sensitive products. Considerable uncertainty surrounds the health insurance marketplace because of legislative proposals for national health care reform. Still, the upward spiral in health care costs has diminished in the past 18 months, largely through the efforts of insurers and employers.
  In this challenging environment, CNA remains among the strongest and most competitive multiline organizations in the insurance industry. During the first half of 1994, CNA took action on many fronts to become even more competitive in its various businesses.
  One of these has been to continue to focus on the risk characteristics and premium rates in commercial lines. CNA will continue to seek business in lines where it has a sizable market share, substantial experience, and foresees clear profit potential over the long term. At the same time, however, the emphasis is on reasonable rates rather than volume growth.
  Net operating income for the life segment increased, although negatively affected by intense competition and high health care costs which have resulted in a continued market shift away from traditional indemnity forms of health coverage toward managed care products. The federal government's initiative to control health care costs and provide universal access to quality health care may impact both individual and group accident and health, workers' compensation, automobile liability and medical malpractice businesses of CNA. With national health care still the subject of intense debate, CNA advocates a responsible role for the insurance industry in any program that may be adopted. CNA believes the public is best served by a system that relies on the private sector's competence and competitiveness rather than on rigid, governmental dictates. CNA's ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation, and quality customer-focused service in order to properly position CNA in the evolving health care environment.
  During the first half of 1994, property and casualty insurance subsidiaries' statutory surplus decreased 8.2% to approximately $3.3 billion. The decrease resulted from the aforementioned catastrophe losses and realized investment losses. The statutory surplus of the life insurance subsidiaries remained at

$1.0 billion.
  As discussed in Note 6 of the Notes to Consolidated Condensed Financial Statements, Casualty greatly reduced a major source of financial uncertainty by reaching a Global Settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard, a former asbestos manufacturer. The agreement, executed in December 1993, was reached with Fibreboard, Pacific Indemnity Company ("Pacific") (a subsidiary of the Chubb Company) and a negotiating committee of asbestos claimant attorneys. The agreement calls for Casualty and Pacific to contribute an aggregate of $1.525 billion to an escrow account for a class of all future asbestos claimants. CNA funded its obligations under the escrow account with approximately $1.0 billion at the end of 1993. The escrow account is included in its short-term investment portfolio. CNA believes the reserves established pursuant to this agreement will be sufficient to cover all asbestos-related Fibreboard claims. While the Fibreboard agreement must receive court approval and meet other conditions, settlement of this litigation greatly reduces the uncertainty about CNA's exposure to future asbestos-related liabilities.
  On July 29, 1994 the United States District Court for the Eastern District of Texas preliminarily approved the Global Settlement agreement, and ordered that a fairness hearing be held on December 12, 1994 to determine whether to finally approve the Global Settlement agreement. CNA and other parties to the Global Settlement agreement will be initiating a comprehensive communication program in August 1994 to ensure that all potential claimants have notice of their rights and possible benefits under the Global Settlement.
  CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. See
Note 6 of the Notes to Consolidated Condensed Financial Statements for a further discussion of environmental pollution exposures.
  The liquidity requirements of CNA are met primarily by funds generated from operations. The principal operating cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
  For the first six months of 1994, CNA's operating activities generated net cash flows of $330 million, compared to $711 million for the same period in 1993. The decrease in cash flows is due primarily to Fibreboard claim payments, catastrophe claim payments and a decline in tax recoveries.
  Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

Investments
- -----------

  A summary of CNA's general account fixed income securities portfolio and short-term investments are as follows:

                                                                                      Change in
                                                            June 30,   December 31,   Unrealized
                                                              1994         1993     (Losses)Gains
                                                           --------------------------------------
                                                                        (In millions)

Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies ...................   $ 10,388    $    6,554      $   (446)
  Asset-backed securities ...............................      2,413         2,547          (114)
  Tax exempt securities .................................      4,343         5,015          (168)
  Other .................................................      3,479         3,491          (156)
                                                            ------------------------------------
       Total fixed income securities ....................     20,623        17,607          (884)
Stocks ..................................................        588           508           (35)
Short-term and other investments.........................      6,875         7,248            14
                                                            ------------------------------------
       Total ............................................   $ 28,086    $   25,363      $   (905)
                                                            ====================================

Short-term investments:
  Security repurchase collateral ........................   $  3,886    $      623
  Escrow ................................................        993           987
  Others ................................................      1,672         5,334
Other investments .......................................        324           304
                                                            ----------------------
       Total short-term and other investments ...........   $  6,875    $    7,248
                                                            ======================

  Debt security carrying values are highly susceptible to changes in interest rates and were adversely affected as a general rise in interest rates occurred in the first half of 1994.
  CNA's general account investment portfolio is managed to maximize after tax investment return, while minimizing credit risks, with investments concentrated in high quality securities to support its insurance underwriting operations.
  CNA has the capacity to hold its fixed income portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, or other similar factors. Accordingly, fixed income securities are classified as available for sale.
  During the first six months of 1994, CNA's consolidated investments increased by $2.7 billion, to $28.1 billion. This increase is due to a $3.3 billion increase in collateral related to securities sold under agreements to repurchase. The general account portfolio consists primarily of high quality marketable debt securities, approximately 95% of which are rated as investment grade. At June 30, 1994, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 15% and 9%, respectively, of the general account's total investment portfolio compared to 19% and 28%, respectively, at December 31, 1993. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. At June 30, 1994, the major component of the short-term investment portfolio was approximately $1.7 billion of U.S. Treasury bills. Collateral for securities sold under repurchase agreements totaled $3.9 billion and were invested in high grade commercial paper.
  As of June 30, 1994, the market value of CNA's general account investments in bonds and redeemable preferred stocks was $20.6 billion and was less than amortized cost by approximately $379 million. This compares to $504 million of net unrealized investment gains at December 31, 1993. The unrealized losses are the result of a general increase in interest rates. Interest rates on U.S. government securities due in one year increased 190 basis points while the rates on five and ten year U.S. government bonds rose 175 and 153 basis points, respectively, from year-end 1993 levels. The gross unrealized investment gains and losses for the fixed income securities portfolio at June 30, 1994, were $254 and $633 million, respectively, compared to $564 and $60 million, respectively, at December 31, 1993.
  Net unrealized investment losses on general account bonds at June 30, 1994 include net unrealized investment losses on high yield securities of $70 million, compared to net unrealized investment gains of $15 million at December 31, 1993. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $1.0 billion at June 30, 1994, compared to $727 million at December 31, 1993.
  At June 30, 1994, total Separate Account cash and investments amounted to $5.8 billion with taxable debt securities representing approximately 93% of the Separate Accounts' portfolio. Approximately 87% of Separate Account investments are used to fund guaranteed investment contracts ("GIC's") for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The fair value of all fixed income securities in the GIC portfolio was $4.8 billion compared to $5.4 billion at December 31, 1993. At June 30, 1994, amortized cost exceeded fair values by approximately $80 million. This compares with fair values exceeding amortized cost by approximately $148 million at December 31, 1993. The gross unrealized investment gains and losses for the GIC fixed income securities portfolio at June 30, 1994 were $68 and $148 million, respectively.
  Carrying values of high yield securities in the GIC portfolio were $1.3 billion at June 30, 1994, compared to $1.1 billion at December 31, 1993. Net unrealized investment losses on high yield securities held in such Separate Accounts were $52 million at June 30, 1994, compared to net unrealized gains of $56 million at December 31, 1993.
  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At June 30, 1994, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 5.1% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.
  Included in CNA's fixed income securities at June 30, 1994 (general and GIC portfolios) are $4.0 billion of asset-backed securities, consisting of approximately 54% in collateralized mortgage obligations ("CMO's"), 15% in corporate asset-backed obligations, and 31% in U.S. government agency issued pass-through certificates. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At June 30, 1994, the fair values of asset-backed securities was less than amortized cost by approximately $124 million compared to unrealized investment gains of $87 million at December 31, 1993. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.
  Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At June 30, 1994, 62% of the general account's debt securities portfolio was invested in U.S. Government securities, 19% in other AAA rated securities and 12% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 22% U.S. Government securities, 17% other AAA rated securities and 20% in AA and A rated securities. These ratings are primarily from nationally recognized rating agencies (95% of the general account portfolio and 94% of the GIC portfolio).

Cigarettes
- ----------

  Lorillard, Inc. and subsidiaries ("Lorillard")
  For a number of years through 1992 leading cigarette marketers, including Lorillard, had increased the price of their premium brands. For the period 1982 to 1992 the annual price increase for Lorillard's premium brands averaged approximately 10%. Lorillard's cash flows from operations during this period benefited significantly from these price increases since virtually all of Lorillard's sales are in the premium priced segment, with Newport accounting for more than two-thirds of Lorillard's total unit sales.
  Effective August 9, 1993 in response to new lower pricing policies and promotions by its competitors Lorillard reduced its premium brand wholesale cigarette unit prices by approximately 25% to maintain its competitive position. These price moves have established two price tiers for the industry, eliminating much of the price confusion in the market place, and substantially narrowing the price gap between premium and discount cigarettes. These developments appear to have slowed the rapid growth of discount cigarettes. While promotional spending can be reduced, the overall impact of the new lower pricing has substantially reduced Lorillard's revenues, income contribution and cash flow.
  Smoking and Health and Related Matters--As previously noted, from time to time bills have been introduced in Congress which would, among other things, subject cigarettes to regulation in various ways by the U.S. Department of Health & Human Services. Early in 1994, and in connection with one such bill, the Energy and Commerce Subcommittee on Health and the Environment of the U.S. House of Representatives ("the Subcommittee") began an ongoing oversight investigation into tobacco products, including possible regulation of nicotine-containing cigarettes as drugs. The Food and Drug Administration of the U.S. Department of Health & Human Services is also investigating whether the agency should regulate nicotine-containing cigarettes as drugs. These investigations have included requests to Lorillard and other cigarette manufacturers for documents and information, and with respect to the Subcommittee investigation, have included hearings in which representatives of Lorillard and other cigarette manufacturers have testified. It is impossible at this time to predict the ultimate outcome of these investigations.
  By letter of June 6, 1994, Dr. Michael Eriksen, Director of the Office on Smoking and Health of the Centers for Disease Control of the Department of Health & Human Services (the "CDC"), requested that Lorillard, as well as each of the other major U.S. cigarette manufacturers, voluntarily submit to his office certain information regarding cigarette ingredients, including the identity and amount of each ingredient added to each brand of cigarettes, analytical methods of measuring ingredients, the identity of substances added to nontobacco components of cigarette products, and citations to studies relied upon to evaluate the safety of ingredients. Discussions are proceeding with the CDC regarding the content and timing of the response to this request, and with respect to appropriate confidentiality protections for any ingredient information submitted. However, it is impossible at this time to predict the ultimate outcome of this inquiry.
  On July 1, 1994, legislation in the state of Florida became effective that permits the state to sue a manufacturer to recover Medicaid costs incurred by the state that are claimed to result from the use of the manufacturer's product.

This new law significantly increases the likelihood that Lorillard will be sued by the state of Florida for recovery of Medicaid costs that may be alleged to have been incurred as a result of the use of its products. In any such suit, the statute permits causation and damages to be proven by statistical analysis, abrogates all affirmative defenses, adopts a "market share" liability theory, applies joint and several liability and eliminates the statute of repose. Although no actions has been brought to date, the Governor of Florida has threatened to use this new law primarily to recover damages from cigarette manufacturers. An action for declaratory judgment has been commenced in Florida state court by companies in several potentially affected industries challenging the Florida law. Lorillard also understands that elements of the Florida business community have initiated an effort to repeal or modify this law in a future legislative session. It is impossible at this time to predict the ultimate outcome of this lawsuit or such efforts. Lorillard understands that several other states, and the Congress, have considered or are considering legislation similar to that passed in Florida.
  In one state, Massachusetts, the Governor on July 10, 1994 signed legislation authorizing that state's attorney general to bring an action against tobacco manufacturers to recover medical assistance payments for which such companies may be liable under existing law. The state of Mississippi, also relying upon existing law, filed a suit on May 23, 1994 against the major U.S. cigarette manufacturers, including Lorillard, to recover Medicaid costs claimed to have resulted from use of tobacco products, See Part II, Item 1, Legal Proceedings, below.


Corporate
- ---------

  During the six months ended June 30, 1994 the Company purchased 1,539,700 shares of its outstanding Common Stock at an aggregate cost of approximately $137.3 million. The funds required for such purchases were provided from working capital. Depending on market conditions, the Company, from time to time, purchases shares in the open market or otherwise.

Results of Operations:
- ----------------------

  Revenues for the quarter and six months ended June 30, 1994, increased by $18.3 million, or .5%, and declined by $319.7 million, or 4.6%, respectively, as compared to the prior year. Net income decreased by $143.3 million, or 70.4%, and $490.9 million, or 90.0%, respectively, for the quarter and six months ended June 30, 1994, as compared to the prior year. The following table sets forth the major sources of the Company's consolidated revenues and net income.

                                               Three Months Ended             Six Months Ended
                                                     June 30,                     June 30,
                                            ----------------------------------------------------
                                                1994         1993            1994         1993
                                            ----------------------------------------------------
                                                                (In thousands)

Revenues (a):
  Property and casualty insurance .....     $1,994,373    $1,930,851     $3,878,107   $4,119,853
  Life insurance ......................        737,398       694,984      1,456,084    1,411,479
  Cigarettes ..........................        480,974       554,120        938,601      998,238
  Hotels ..............................         52,103        50,181         91,179       92,609
  Watches and other timing devices ....         35,371        32,129         68,020       67,187
  Drilling ............................         74,951        68,013        148,813      130,783
  Investment income-net (non-insurance
   companies) .........................          4,311        24,770            493       71,343
  Equity in income of CBS Inc. ........         19,262        21,568         30,706       31,200
  Other and eliminations--net .........         (5,346)       (1,537)       (13,506)      (4,483)
                                            ----------------------------------------------------
                                            $3,393,397    $3,375,079     $6,598,497   $6,918,209
                                            ====================================================

Net income (a):
  Property and casualty insurance .....     $  (27,442)   $   37,557     $  (78,535)  $  273,457
  Life insurance ......................          7,967        29,435          2,975       53,559
  Cigarettes ..........................         90,615       128,209        168,986      205,249
  Hotels ..............................          2,977         1,845           (182)        (407)
  Watches and other timing devices ....             83           (27)           (39)         159
  Drilling ............................         (7,935)       (7,091)       (14,397)     (13,905)
  Investment income-net (non-insurance
   companies) .........................          2,850        15,928            (81)      45,333
  Equity in income of CBS Inc. ........         17,240        20,100         27,482       29,078
  Interest expense and other--net .....        (26,029)      (22,313)       (51,748)     (47,190)
                                            ----------------------------------------------------
                                            $   60,326    $  203,643     $   54,461   $  545,333
                                            ====================================================

                                     Page 21

(a) Includes realized investment (losses) gains as follows:

                                               Three Months Ended             Six Months Ended
                                                     June 30,                     June 30,
                                            ----------------------------------------------------
                                                1994         1993            1994         1993
                                            ----------------------------------------------------

Revenues:
  Property and casualty insurance .....     $  (56,393)   $  97,357      $ (120,764)  $  498,498
  Life insurance ......................        (17,262)      43,303         (58,382)      72,738
  Investment income-net ...............        (29,644)      12,283         (48,457)      45,467
                                            ----------------------------------------------------
                                            $ (103,299)   $ 152,943      $ (227,603)  $  616,703
                                            ====================================================
Net income:
  Property and casualty insurance .....     $  (33,831)   $  53,542      $  (68,397)  $  273,604
  Life insurance ......................         (9,542)      19,456         (25,646)      34,694
  Investment income-net ...............        (19,028)       8,106         (31,280)      28,934
                                            ----------------------------------------------------
                                            $  (62,401)   $  81,104      $ (125,323)  $  337,232
                                            ====================================================

Insurance
- ---------

  Property and casualty revenues, excluding realized investment (losses) gains, increased by $217.3 and $377.5 million, or 11.9% and 10.4%, for the three and six months ended June 30, 1994, as compared to the same periods a year ago.
  Property and casualty premium revenues increased by $165.8 and $320.2 million, or 10.8% and 10.6%, respectively, for the three and six months ended June 30, 1994, from the prior year's comparable period. The increase was principally attributable to increases in commercial affiliation marketing, professional liability and treaty reinsurance. Investment income increased $41.5 and $38.1 million, or 15.8% and 7.0%, for the three and six months compared with the same periods a year ago. Investment income increased primarily due to the change in portfolio mix from shorter term taxable securities to longer maturities, primarily in government bonds.
  Life insurance revenues, excluding realized investment (losses) gains, increased by $103.0 and $175.7 million, or 15.8% and 13.1%, as compared to the same period a year ago. Life premium revenues increased by $85.0 and $155.3 million, or 14.8% and 13.1%, respectively, for the three and six months ended June 30, 1994 with the primary growth in group and pension operations. Life investment income increased by $12.0 and $15.1 million, or 17.9% and 11.3%, respectively, for the three and six months ended June 30, 1994, compared to the same periods a year ago primarily due to the first quarter shift out of short-term investments described earlier.
  Property and casualty underwriting losses for the three and six months ended June 30, 1994 were $335.0 and $689.8 million, compared to $357.1 and $691.3 million for the same periods in 1993. The statutory combined ratio for the three and six months ended June 30, 1994 was 115.2 and 117.5, respectively, compared with 121.0 for the same periods in 1993.
  Catastrophe losses for the quarter and six months ended June 30, 1994 were $66 and $166 million, compared with $19 and $45 million for the same periods in 1993. The catastrophe claims stem from the California earthquake and severe winter storms throughout the northeastern part of the United States.

  The components of CNA's realized investment (losses) gains are as follows:

                                               Three Months Ended             Six Months Ended
                                                     June 30,                     June 30,
                                            -----------------------------------------------------
                                                1994         1993            1994         1993
                                            -----------------------------------------------------
                                                                (In millions)

Bonds:
  U.S. Government.......................    $     (6.7)   $     32.2     $   (145.2)  $     63.3
  Tax exempt............................           4.5          21.0           23.1        305.5
  Asset-backed..........................         (56.7)         27.7          (44.4)        79.3
  Taxable...............................         (35.8)         43.0          (39.2)        74.8
                                            ----------------------------------------------------
       Total bonds......................         (94.7)        123.9         (205.7)       522.9
Stocks..................................          20.2          14.9           32.7         50.6
Other...................................            .9           1.8           (6.1)        (2.3)
                                            ----------------------------------------------------
       Total realized investment
        (losses) gains..................    $    (73.6)   $    140.6     $   (179.1)   $   571.2
                                            ====================================================


  In early 1994, CNA began to reposition its portfolios to longer maturities. The repositioning of the portfolios was undertaken in order to improve future overall investment returns. As a result, both the Casualty and Life Groups shifted out of their short-term portfolios into five and ten year government securities resulting in a decrease in short-term investments. Short-term investments (excluding investments relating to loaned securities) for the Casualty Group decreased from $5.1 billion at December 31, 1993 to $2.5 billion at June 30, 1994, while the Life Group's decreased from $1.2 billion at December 31, 1993 to $195.7 million at June 30, 1994. These actions were taken in a period of rising interest rates which resulted in realized losses in the investment portfolio.
  For the six months ended June 30, 1994, Casualty sold approximately $19 billion of fixed income and equity securities since December 31, 1993, realizing pre-tax losses of $131.2 million. Of the $19 billion of securities sold, approximately $11 and $5 billion, respectively, were from the U.S. government and asset-backed bond portfolios.

Cigarettes
- ----------

  Revenues for the quarter and six months ended June 30, 1994 decreased by $73.1 and $59.6 million, or 13.2% and 6.0%, and net income decreased by $37.6 and $36.3 million, or 29.3% and 17.7%, respectively, as compared to the corresponding periods of the prior year.
  Cigarette unit sales volume increased 11.3% and 19.5% for the quarter and six months ended June 30, 1994, as compared to the prior year, due primarily to the new lower pricing discussed above and, for the six month period, extremely light shipments in early 1993 resulting from increased unit purchases in December 1992 in anticipation of a federal excise tax increase. Despite the increased sales volume, revenues declined as a result of the industry price reduction of premium price brands, effective August 9, 1993.
  For the second quarter, total domestic industry sales units increased 11.1% with the overwhelming majority of the increase being in the premium price segment. The discount brand category's share of industry sales decreased from 40.7% in the 1993 second quarter to averaging approximately 32.1% during the first six months of 1994.
  The decrease in revenues is composed of a decline of approximately $122.0 and $212.6 million, or 22.0% and 21.3%, reflecting a reduction in unit prices, partially offset by an increase of approximately $48.9 and $153.0 million, or 8.8% and 15.3%, due to higher unit sales volume for the quarter and six months ended June 30, 1994, as compared to the corresponding periods of the prior year. Net income decreased due primarily to the lower revenues as discussed above, partially offset by an approximately 30% reduction in advertising and sales promotion expenses.
  It is expected that lower consumer cigarette consumption will continue to influence overall industry unit volume and the discount category will be a significant influence in overall sales.
  The current administration's efforts to reduce the federal deficit and to enact health care reform has led to several proposals to increase the excise tax. The effects of any additional federal tax increases, as well as increases by state and local taxing authorities, or manufacturers' price increases cannot be determined, but it is likely they would add to the overall industry decline and the growth in the discount category.

Hotels
- ------

  Revenues for the quarter and six months ended June 30, 1994, increased by $1.9 million, or 3.8%, and decreased by $1.4 million, or 1.5%, respectively, as compared to the prior year. Results from operations increased by $1.1 and $.2 million or 61.4% and 55.3%, for the quarter and six months ended June 30, 1994, as compared to the prior year.
  Revenues increased for the quarter ended June 30, 1994, as compared to the prior year, due primarily to higher occupancy rates, partially offset by lower average room rates at the Loews Monte Carlo Hotel. Revenues decreased during the six months ended June 30, 1994, as compared to the prior year, due primarily to lower average room rates at the Loews Monte Carlo Hotel, partially offset by higher occupancy rates.
  Results from operations increased for the quarter and six months ended June 30, 1994, as compared to the prior year, due to the increased occupancy rates, partially offset by the lower revenues for the six month period as noted above.

Watches and Other Timing Devices
- --------------------------------

  Revenues for the quarter and six months ended June 30, 1994 increased by $3.2 and $.8 million, or 10.1% and 1.2%, and results from operations increased $.1 million and decreased by $.2 million, respectively, as compared to the prior year.
  Revenues increased for the quarter and six months ended June 30, 1994, as compared to the prior year, due primarily to increased defense sales related to shipments to the U.S. government of the M762 fuze, partially offset by lower royalty income and a $1.6 million favorable settlement of contract claims with the U.S. government in 1993. Bulova continues to expect, however, that industrial and defense revenues will not improve significantly over the prior year due primarily to the decline in U.S. government defense spending. In addition, the quarter and six months ended June 30, 1993 includes a pre-tax gain of $2.9 million from the sale of Bulova's Valley Stream property.
  Results from operations improved during the second quarter ended June 30, 1994, as compared to the prior year, due primarily to the increased revenues described above, as well as an adjustment to gross margin which increased pre-tax income by approximately $1.6 million, partially offset by a $.3 million accrual for an enviornmental liability. Results from operations for the six months ended June 30, 1994 declined, as compared to the prior year, due primarily to gain on asset disposition recognized in 1993, partially offset by the increased revenues and lower interest expense.

Drilling
- --------

  Revenues for the quarter and six months ended June 30, 1994 increased by $6.9 and $18.0 million, or 10.2% and 13.8%, and net loss increased by $.8 and $.5 million, or 11.9% and 3.5%, respectively, as compared to the prior year.
  Revenues for the quarter and six months ended June 30, 1994 increased by $16.6 and $26.2 million, or 24.4% and 20.0%, due to higher dayrates, partially offset by a decline of $16.7 and $15.2 million, or 24.5% and 11.6%, due to lower utilization rates. Revenues from Diamond Offshore's turnkey division increased $7.0 and $7.0 million, or 10.3% and 5.4%, respectively, for the quarter and six months ended June 30, 1994, as compared to the prior year.
  The decline in utilization is associated with both international and domestic activity. Utilization rates for Diamond Offshore's international rigs were 54.8% for the second quarter of 1994, as compared to 71.6% for the prior year quarter. Gulf of Mexico utilization remains stronger but has decreased significantly from the prior year primarily as a result of the continuing volatility of crude oil prices. Utilization rates for Diamond Offshore's domestic rigs was 70.7% for the second quarter of 1994 as compared to 91.4% for the prior year quarter.
  In response to a change in customer demand, in May 1993 Diamond Offshore began offering a portfolio of drilling and production services to complement its offshore daywork contract drilling business. These services include overall project management and drilling and/or production operations on a turnkey or modified-turnkey basis. During the quarter ended June 30, 1994, Diamond Offshore completed or was in the completion phase of five such turnkey wells, which generated $8.1 million in revenues and $.7 million of net income for the quarter.

Other
- -----

  Revenues for the quarter and six months ended June 30, 1994, decreased by $26.6 and $80.4 million, or 59.3% and 82.0%, and net income decreased by $19.7 and $51.6 million, respectively, as compared to the prior year. Other operations consist primarily of investment income of non-insurance companies and the Company's investment in CBS Inc.
  Revenues and net income decreased due primarily to pre-tax realized investment losses of $29.6 and $48.5 million ($19.0 and $31.3 million after tax) for the quarter and six months ended June 30, 1994, respectively, as compared to pre-tax realized investment gains of $12.3 and $45.5 million ($8.1 and $28.9 million after tax) in the prior year.
  Exclusive of securities transactions, other revenues increased $15.4 and $13.6 million, or 47.2% and 25.8%, due primarily to increased investment income of $21.5 and $23.1 million for the quarter and six months ended June 30, 1994, respectively, as compared to the prior year. These increased revenues were partially offset by losses reported in the Company's shipping operations.
  Exclusive of securities transactions, net income from other operations increased by $7.5 and $8.6 million for the quarter and six months ended June 30, 1994, respectively, as compared to the prior year, due primarily to the increased revenues discussed above as well as lower interest expense resulting from premium paid on redemption of debt in the second quarter of 1993.

Accounting Standards
- --------------------

  In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement applies to financial statements for fiscal years beginning after December 15, 1994 and will not have a significant impact on the Company.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
- -------------------------

  Reference is made to Note 6 to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, Financial Statements.

  In addition to the matters disclosed in Item 3, Legal Proceedings, of the Company's 1993 annual report on Form 10-K, and in Part II, Item 1, Legal Proceedings on Form 10-Q for the quarter ended March 31, 1994 (to each of which reference is hereby made), the case of Moore v. The American Tobacco Company, et al. (U.S. District Court, Southern District, Mississippi, filed May 23, 1994), has been filed against Lorillard and other cigarette manufacturers. In this action, the Attorney General of the State of Mississippi seeks an unspecified amount for restitution of the funds that state has paid under its Medicaid program to provide health care to its citizens for diseases or illnesses allegedly caused by the use of tobacco products, and an unspecified amount for restitution of such funds that Mississippi will pay in the future. In addition, plaintiff seeks an unspecified amount in punitive damages.

  The petition for intervention (Riddle v. The American Tobacco Company, et al., filed April 11, 1994) in the Castano action, described in Part II, Item 1, Legal Proceedings of Form 10-Q for the quarter ended March 31, 1994, was denied by the United States District Court for the Eastern District of Louisiana on June 1, 1994.

  As previously noted a number of lawsuits have been filed against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Presently, 60 such cases are pending in the United States federal and state courts against manufacturers of tobacco products generally; Lorillard is a named defendant in 21 of these cases, including six cases in which the Company is also named as a defendant. Twenty-one of these cases, including eight against Lorillard (of which three also include the Company), have been commenced since January 1, 1994.

  In addition, as previously noted several additional cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, almost forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Presently 10 such cases are pending in federal and state courts against Lorillard. Two such cases have been filed since January 1, 1994.

  Lorillard intends to defend vigorously all such actions which may be brought against it.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

  Set forth below is information relating to the 1994 Annual Meeting of Shareholders of the Registrant:

  The annual meeting was called to order at 11:00 A.M., May 10, 1994. Represented at the meeting, in person or by proxy, were 52,816,509 shares, approximately 85.9% of the issued and outstanding shares entitled to vote.

  The following business was transacted:

Election of Directors
- --------------------------------------------------------------------------------
  Over 99% of the votes cast for directors were voted for the election of the following directors. The number of votes cast for and withheld with respect to each director was as follows:

                                     Votes For        Votes Withheld
                                     ---------        --------------

        Charles B. Benenson          52,272,621           543,888
        John Brademas                51,151,221         1,665,288
        Bernard Myerson              51,163,775         1,652,734
        Edward J. Noha               52,234,992           581,517
        Lester Pollack               51,146,191         1,670,318
        Gloria R. Scott              52,242,649           573,860
        Andrew H. Tisch              52,242,990           573,519
        James S. Tisch               52,250,041           566,468
        Jonathan M. Tisch            52,248,900           567,609
        Laurence A. Tisch            52,266,736           549,773
        Preston R. Tisch             52,267,218           549,291

Ratification of the appointment of Independent Certified Public Accountants
- --------------------------------------------------------------------------------
  Approved--52,603,878 shares, approximately 99.6% of the shares voting, voted to ratify the appointment of Deloitte & Touche as independent certified public accountants for the Company. 129,966 shares, approximately 0.2% of the shares voting, against, and 82,665 shares, approximately 0.2% of the shares voting, abstained.

Shareholder proposal relating to cumulative voting
- --------------------------------------------------------------------------------
  Rejected--35,377,564 shares, approximately 73.4% of the shares voting, voted against this shareholder proposal. 12,546,577 shares, approximately 26.1% of the shares voting, were cast for, and 259,593 shares, approximately 0.5% of the shares voting, abstained. In addition, there were 4,632,775 shares as to which brokers indicated that they did not have authority to vote ("broker non-votes").

Shareholder proposal relating to annual meeting location
- --------------------------------------------------------------------------------
  Rejected--45,620,664 shares, approximately 94.7% of the shares voting, voted against this shareholder proposal. 1,778,668 shares, approximately 3.7% of the shares voting, were cast for, and 784,203 shares, approximately 1.6% of the shares voting, abstained. In addition, there were 4,632,974 broker non-votes.

Shareholder proposal relating to cigarette warning statement
- --------------------------------------------------------------------------------
  Rejected--44,021,079 shares, approximately 91.3% of the shares voting, voted against this shareholder proposal. 2,777,848 shares, approximately 5.8% of the shares voting, were cast for, and 1,385,940 shares, approximately 2.9% of the shares voting, abstained. In addition, there were 4,631,642 broker non-votes.


Shareholder proposal relating to tobacco and insurance
- --------------------------------------------------------------------------------
  Rejected--43,796,968 shares, approximately 90.9% of the shares voting, voted against this shareholder proposal. 2,821,753 shares, approximately 5.9% of the shares voting, were cast for, and 1,564,714 shares, approximately 3.2% of the shares voting, abstained. In addition, there were 4,633,074 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

  (a) Exhibits--

      (11) Statement Re Computation of Per Share Earnings Assuming Full Dilution for the three and six months ended June 30, 1993.

  (b) Current reports on Form 8-K--There were no reports on Form 8-K filed for the three months ended June 30, 1994.

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



                                                       LOEWS CORPORATION
                                                       -----------------
                                                       (Registrant)





Dated: August 15, 1994                              By       Roy E. Posner
                                                       -------------------------
                                                       ROY E. POSNER
                                                       Senior Vice President and
                                                       Chief Financial Officer
                                                       (Duly authorized officer
                                                       and principal financial
                                                       officer)