Form 10-Q
period 1994-09-30
LOEWS CORP
filed 1994-11-14
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                               ------------------

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

                      Yes     X               No
                          ---------              ---------


          Class                                  Outstanding at November 4, 1994
- --------------------------                       -------------------------------
Common stock, $1 par value                             58,985,400 shares

================================================================================

                                     INDEX


Part I. Financial Information                                           Page No.
                                                                        --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      September 30, 1994 and December 31, 1993 ......................         3

    Consolidated Condensed Statements of Operations--
      Three and Nine months ended September 30, 1994 and 1993 .......         4

    Consolidated Condensed Statements of Cash Flows--
      Nine months ended September 30, 1994 and 1993 .................         5

    Notes to Consolidated Condensed Financial Statements ............      6-15

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ........................................     15-26

Part II. Other Information

  Item 1. Legal Proceedings .........................................     26-28

  Item 6. Exhibits and Reports on Form 8-K ..........................        28

    Exhibit 11--Statement Re Computation of Per Share Earnings
     Assuming Full Dilution for the three and nine months ended
     September 30, 1993 .............................................        30

    Exhibit 27--Financial Data Schedule for the nine months ended
     September 30, 1994  ............................................        31

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
- --------------------------------------------------------------------------------
(Amounts in thousands of dollars)                  September 30,    December 31,
                                                       1994             1993
                                                   -----------------------------
Assets:
Investments:
  Fixed maturities available for sale, amortized
   cost of $21,812,259 and $17,132,086 ..........  $21,234,700      $17,657,856
  Equity securities available for sale, cost of
   $1,146,784 and $1,028,733 ....................    1,411,737        1,240,256
  Mortgage loans and notes receivable ...........      115,437          121,439
  Policy loans ..................................      174,648          173,606
  Other investments .............................      106,626           72,085
  Short-term investments ........................    9,598,741        8,025,201
                                                   ----------------------------
                                                    32,641,889       27,290,443
Cash ............................................      144,327          155,703
Receivables-net .................................    7,756,145        7,474,753
Inventories .....................................      227,722          241,287
Investments in associated companies .............      294,613          490,654
Property, plant and equipment-net ...............    1,091,141        1,038,179
Deferred income taxes ...........................    1,491,762        1,074,410
Other assets ....................................      639,378          564,600
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    1,028,332          979,166
Separate Account business .......................    5,956,818        6,540,557
                                                   ----------------------------
     Total assets ...............................  $51,272,127      $45,849,752
                                                   ============================

Liabilities and Shareholders' Equity:
Insurance reserves and claims ...................  $28,764,053      $27,439,003
Accounts payable and accrued liabilities ........      609,752          705,034
Payable for securities purchased ................    2,993,942          190,138
Securities sold under repurchase agreements .....    3,391,355          613,250
Accrued taxes ...................................      195,705          209,861
Long-term debt, less unamortized discount .......    2,146,859        2,195,670
Separate Account business .......................    5,956,818        6,540,557
Deferred credits and participating policyholders'
 equity .........................................      825,764          795,767
                                                   ----------------------------
     Total liabilities ..........................   44,884,248       38,689,280
Minority interest ...............................      864,681        1,033,274
Shareholders' equity ............................    5,523,198        6,127,198
                                                   ----------------------------
     Total liabilities and shareholders' equity .  $51,272,127      $45,849,752
                                                   ============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
- -------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)   Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                                1994          1993          1994          1993
                                             ----------------------------------------------------

Revenues:
  Insurance premiums:
    Property and casualty ...............    $1,759,281    $1,627,213   $ 5,086,484   $ 4,634,200
    Life ................................       641,972       608,244     1,980,195     1,791,203
  Investment income, net of expenses,
   principally of insurance subsidiaries        424,729       333,743     1,207,741     1,037,861
  Realized investment (losses) gains ....       (17,915)      171,377      (245,518)      788,080
  Manufactured products (including excise
   taxes of $114,368, $97,693, $324,350
   and $272,947) ........................       542,358       489,547     1,545,994     1,549,448
  Other .................................       194,879       186,810       568,905       534,351
                                             ----------------------------------------------------
     Total ..............................     3,545,304     3,416,934    10,143,801    10,335,143
                                             ----------------------------------------------------

Expenses:
  Insurance benefits and underwriting
   expenses .............................     2,324,656     2,747,368     7,011,510     7,065,200
  Amortization of deferred policy
   acquisition costs ....................       363,300       322,193     1,022,690       885,754
  Cost of manufactured products sold ....       247,052       229,646       705,749       628,744
  Selling, operating, advertising and
   administrative expenses ..............       393,677       366,457     1,129,240     1,133,154
  Interest ..............................        42,369        33,748       132,168       114,422
                                             ----------------------------------------------------
     Total ..............................     3,371,054     3,699,412    10,001,357     9,827,274
                                             ----------------------------------------------------
                                                174,250      (282,478)      142,444       507,869
                                             ----------------------------------------------------
  Income taxes (benefits) ...............        30,126      (158,355)      (37,445)       19,669
  Minority interest .....................         9,909       (34,508)       (8,787)       32,482
                                             ----------------------------------------------------
     Total ..............................        40,035      (192,863)      (46,232)       52,151
                                             ----------------------------------------------------
Net income (loss) .......................    $  134,215    $  (89,615)  $   188,676   $   455,718
                                             ====================================================

Net income (loss) per share .............    $     2.24    $    (1.40)  $      3.11   $      7.06
                                             ====================================================

Cash dividends per share ................    $      .25    $      .25   $       .75   $       .75
                                             ====================================================

Weighted average number of shares
 outstanding ............................        59,946        64,018        60,589        64,533
                                             ====================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
- --------------------------------------------------------------------------------
(Amounts in thousands)                                   Nine Months Ended
                                                            September 30,
                                                       1994              1993
                                                   -----------------------------

Operating Activities:
  Net income ...................................   $    188,676    $    455,718
  Adjustments to reconcile net income to net
   cash provided by operating activities-net ...        163,456        (905,757)
  Distribution of CBS equity earnings...........         86,382
  Changes in assets and liabilities-net:
    Receivables ................................       (360,685)        643,133
    Inventories ................................         13,565         (10,398)
    Deferred policy acquisition costs ..........        (49,166)        (89,435)
    Insurance reserves and claims ..............      1,316,938       1,020,910
    Accounts payable and accrued liabilities ...        (93,933)        224,493
    Accrued taxes ..............................        (43,673)            419
    Other-net ..................................         21,188         (28,563)
                                                   ----------------------------
                                                      1,242,748       1,310,520
                                                   ----------------------------
Investing Activities:
  Purchases of fixed maturities ................    (30,471,320)    (28,365,545)
  Proceeds from sales of fixed maturities ......     22,115,211      30,680,889
  Proceeds from maturities of fixed maturities .      3,837,635       1,612,223
  Change in securities sold under repurchase
   agreements ..................................      2,778,105        (610,987)
  Purchases of equity securities ...............       (838,293)       (749,671)
  Proceeds from sales of equity securities .....        714,895         687,672
  Purchases of subsidiary shares  ..............        (35,450)
  Return of investment from CBS tender offer ...        183,991
  Change in short-term investments .............        894,364      (4,293,953)
  Purchases of property, plant and equipment ...       (160,862)       (108,052)
  Change in other investments ..................        (21,437)         39,051
                                                   ----------------------------
                                                     (1,003,161)     (1,108,373)
                                                   ----------------------------
Financing Activities:
  Dividends paid to shareholders ...............        (45,494)        (48,449)
  Purchases of treasury shares .................       (161,869)       (104,179)
  Issuance of long-term debt ...................                        297,394
  Principal payments on long-term debt .........        (51,762)       (361,486)
  Receipts credited to policyholders ...........         27,129          36,934
  Withdrawals of policyholder account balances .        (18,967)        (12,625)
                                                   ----------------------------
                                                       (250,963)       (192,411)
                                                   ----------------------------
Net change in cash .............................        (11,376)          9,736
Cash, beginning of period ......................        155,703         105,308
                                                   ----------------------------
Cash, end of period ............................   $    144,327    $    115,044
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

2. The Company's inventories are comprised of the following:

                                                      September 30, December 31,
                                                          1994          1993
                                                      --------------------------
                                                            (In thousands)

   Leaf tobacco ................................        $ 91,438      $145,259
   Manufactured stock ..........................         116,090        76,946
   Materials, supplies, etc. ...................          20,194        19,082
                                                        ----------------------
        Total ..................................        $227,722      $241,287
                                                        ======================

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

   The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois (Continental Casualty Company's state of domicile), CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At September 30, 1994, such collateral totaled approximately $162,000,000. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at September 30, 1994 was approximately $464,000,000 with Lloyd's of London. The recoverable from Lloyd's of London is dispersed among thousands of individual members who have unlimited liability, most of which are Illinois authorized reinsurers.

   The effects of reinsurance on written premiums and earned premiums, in millions, are as follows:

   Written Premiums--

                                               Nine Months Ended September 30,
                        -------------- 1994 ---------------    -------------- 1993 --------------
                         Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                        -------------------------------------------------------------------------

   Contracts:
     Long Duration .   $  382.5  $   85.1 $ 19.0  $  448.6    $  303.4 $  109.6  $ 16.8 $  396.2
     Short Duration     6,306.0   1,030.1  457.0   6,879.1     5,667.6    923.9   374.5  6,217.0
                        -------------------------------------------------------------------------
       Total .......   $6,688.5  $1,115.2 $476.0  $7,327.7    $5,971.0 $1,033.5  $391.3 $6,613.2
                        =========================================================================

                                              Three Months Ended September 30,
                        -------------- 1994 ---------------    -------------- 1993 -------------
                         Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                        ------------------------------------------------------------------------

   Contracts:
     Long Duration .   $  122.7  $   27.2 $  7.0  $  142.9    $  105.3 $   29.9  $  6.6 $  128.6
     Short Duration     2,121.4     302.2  143.1   2,280.5     1,971.3    293.0   122.5  2,141.8
                        -------------------------------------------------------------------------
       Total .......   $2,244.1  $  329.4 $150.1  $2,423.4    $2,076.6 $  322.9  $129.1 $2,270.4
                        =========================================================================

   Earned Premiums--

                                               Nine Months Ended September 30,
                        -------------- 1994 ---------------    -------------- 1993 --------------
                         Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                        -------------------------------------------------------------------------

   Contracts:
     Long Duration .   $  315.9 $   85.1  $ 19.0  $  382.0    $  253.6 $  106.2  $ 16.8 $  343.0
     Short Duration     6,127.0  1,025.2   451.9   6,700.3     5,609.3    852.6   362.2  6,099.7
                        -------------------------------------------------------------------------
       Total .......   $6,442.9 $1,110.3  $470.9  $7,082.3    $5,862.9 $  958.8  $379.0 $6,442.7
                        =========================================================================

                                              Three Months Ended September 30,
                        ---------------1994----------------    ---------------1993---------------
                         Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                        -------------------------------------------------------------------------

   Contracts:
     Long Duration .   $   92.7 $   27.2  $  7.0  $  112.9    $   86.7 $   29.6  $  6.6 $  109.7
     Short Duration     2,130.7    316.2   153.3   2,293.6     1,962.6    280.8   111.9  2,131.5
                        -------------------------------------------------------------------------
       Total .......   $2,223.4 $  343.4  $160.3  $2,406.5    $2,049.3 $  310.4  $118.5 $2,241.2
                        =========================================================================

   Insurance claims and policyholders' benefits are net of reinsurance recoveries of $489.7 and $(37.4) million for the nine months ended September 30, 1994 and 1993, respectively.

4. In September 1994, CBS Inc. completed a cash tender offer at an amount exceeding its net book value per share for repurchase of its common stock aggregating approximately $1,137,500,000 or 22% of its common shares. The Company tendered its shares and received cash amounting to $270,373,000, comprised of $86,382,000 realization of previously undistributed earnings and $183,991,000 representing a return of the Company's investment. As a result of the tender, the Company's ownership in CBS decreased from approximately 19.2% to 17.9% and the Company's additional paid-in capital increased by $11,531,000.

5. Shareholders' equity:

                                                    September 30,   December 31,
                                                        1994           1993
                                                    ----------------------------
                                                      (In thousands of dollars)

   Preferred stock, $.10 par value,
     Authorized--25,000,000 shares
   Common stock, $1 par value:
     Authorized--200,000,000 shares
     Issued--61,524,700 shares .................    $   61,525      $   61,525
   Additional paid-in capital ..................       228,389         210,289
   Earnings retained in the business ...........     5,619,842       5,476,660
   Unrealized (depreciation) appreciation ......      (166,529)        406,736
   Pension liability adjustment ................       (28,012)        (28,012)
                                                    --------------------------
          Total ................................     5,715,215       6,127,198

   Less common stock (2,160,000 shares) held in
    treasury, at cost ..........................       192,017
                                                    --------------------------
          Total ................................    $5,523,198      $6,127,198
                                                    ==========================

   The $573.3 million decrease in unrealized appreciation reflects the impact that the rise in interest rates has had on the Company's fixed income investments.

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

   Fibreboard Litigation--As previously reported in Note 16 of the Notes to the Consolidated Financial Statements in the 1993 Annual Report to Shareholders, CNA's primary property/casualty subsidiary, Continental Casualty Company ("Continental"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Continental, Fibreboard, another insurer ("Pacific Indemnity") (a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. Continental, Fibreboard and Pacific Indemnity have also reached an agreement, which is subject to court approval (the "Trilateral Agreement"), on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Continental's litigation with Fibreboard.

   On July 29, 1994 the United States District Court for the Eastern District of Texas preliminarily approved the Global Settlement agreement, and ordered that a fairness hearing be held beginning on December 12, 1994, to determine whether to finally approve the Global Settlement agreement. CNA and other parties to the Global Settlement agreement initiated a comprehensive communication program in August 1994 to ensure that all potential claimants have notice of their rights and possible benefits under the Global Settlement.

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

   The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993, which substantially affirmed the lower court's decisions on scope of coverage and trigger of coverage issues, as described below.
   The Court of Appeal withheld its ruling on the issues discrete to Continental and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral Agreement described below. On January 27, 1994, the California Supreme Court granted a Petition for Review filed by several insurers, including Continental, of, among other things, the trigger and scope of coverage issues. The order granting review has no effect on the Court of Appeal's order severing the issues unique to Continental and Pacific Indemnity. Continental cannot predict the time frame within which the issues before the California Supreme Court may be resolved. If neither the Global Settlement nor the Trilateral Agreement is approved, it is anticipated that Continental and Pacific Indemnity will resume the appeal process. Continental's appeal of the coverage judgment raises many legal issues. Key issues on appeal under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:

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

      Continental's position is that its policy is triggered under California law by manifestation of appreciable harm during the policy period. The bodily injury cannot be said to occur within the meaning of the policy until actual physical symptoms and associated functional impairment manifest themselves. Thus, Continental's position is that if existing California law were applied, there would be no coverage under Continental's policy.

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

   Through September 30, 1994, Continental, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 135,500 claims, subject to resolution of the coverage issues, for a maximum settlement amount of approximately $1.57 billion. If neither the Global Settlement nor the Trilateral Agreement receives final court approval, Continental's obligation to pay under all settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, total approximately $719.1 million, of which $403.5 million was paid through September 30, 1994. Continental may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

   Continental will continue to pursue its appeals in respect of the coverage litigation and all other litigation involving Fibreboard if a Global Settlement or the Trilateral Agreement cannot be implemented.

   Global Settlement--On August 27, 1993, Continental, Pacific Indemnity, Fibreboard and a negotiating committee of asbestos claimant attorneys reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement was executed on December 23, 1993. The agreement calls for contribution by Continental and Pacific Indemnity of an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. The Global Settlement is subject to court approval and possible appeals. As noted below, there is limited precedent with settlements which determine the rights of future claimants to seek relief.

   Subsequent to the announcement of the agreement in principle, Continental, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement which sets forth the parties' obligations in the event the Global Settlement is not approved by the court. In such case, Continental and Pacific Indemnity would contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities in respect of previously settled claims. Continental's share of such fund would be $1.44 billion reduced by a portion of an additional payment of $635 million which Pacific Indemnity has agreed to pay in respect of unsettled present claims and previously settled claims. Continental has agreed that if either the Global Settlement or the Trilateral Agreement is approved, it will assume responsibility for the claims that had been settled and paid before August 27, 1993. A portion of the additional $635 million to be contributed by Pacific Indemnity would be applied to the payment of such claims as well.
   As a part of the Global Settlement and the Trilateral Agreement, Continental would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Continental, including but not limited to liability for asbestos-related claims against Fibreboard. The Trilateral Agreement is subject to court approval and possible appeals.

   Continental and Fibreboard have entered into a supplemental agreement (the "Supplemental Agreement") which governs the interim arrangements and obligations between the parties until such time as the Global Settlement is either approved or disapproved by the court and also governs certain obligations between the parties in the event the Global Settlement is approved, including the payment of claims which are not included in the Global Settlement.

   In addition, Continental and Pacific Indemnity have entered into an agreement (the "Continental-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is approved. Under the Continental-Pacific Agreement, Continental and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1.525 billion plus expenses and interest accrued in escrow to be used to satisfy the claims of future claimants. If neither the Global Settlement nor the Trilateral Agreement is approved, Continental and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities in respect of unsettled present claims and presently settled claims (regardless of whether either such insurer would otherwise have any liability therefor). If either the Trilateral Agreement or the Global Settlement is approved by the court, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635 million.

   Reserves--In the fourth quarter of 1992, Continental increased its reserve with respect to potential exposure to asbestos-related bodily injury cases by $1.5 billion. In connection with the agreement in principle announced on August 27, 1993, Continental added $500 million to such claim reserve. The Fibreboard litigation represents the major portion of Continental's asbestos-related claim exposure.

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

   Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed in respect of periods after 1959. As indicated above, as of September 30, 1994 Continental, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 135,500 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Continental is not a party.

   Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 49,500 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately $13,200 per claim for the before 1959 claims processed through September 30, 1994. Based on reports by Fibreboard, between September 1988 and April 1993, Fibreboard resolved approximately 40,000 claims (other than by the assignment process noted above), approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Continental. Continental intervened and settled these claims for approximately $77,000 on average, with a portion of the payment contingent on approval of the Global Settlement or the Trilateral Agreement, and if neither is approved, subject to resolution of the coverage appeal.

   Continental believes that as a result of the Global Settlement and the Trilateral Agreement it has greatly reduced the uncertainty of its exposure with respect to the Fibreboard matter. However, if neither the Global Settlement nor the Trilateral Agreement are approved and upheld, in light of the factors discussed herein the range of Continental's potential liability cannot be meaningfully estimated and there can be no assurance that the reserves established would be sufficient to pay all amounts which ultimately could become payable in respect of asbestos-related bodily injury liabilities.

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

   Under federal regulation, the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") governs the clean-up and restoration of abandoned toxic waste sites and formalizes the concept of legal liability for clean-up and restoration by "Potentially Responsible Parties" ("PRP's"). Superfund establishes a mechanism to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's.
   The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency. On the other hand, the Congressional Budget Office is estimating that there will be 4,500 National Priority List sites, and other estimates project as many as 30,000 sites will require clean-up. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established.

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

   A number of proposals to reform Superfund have been made by various parties, however it appears none will be enacted by Congress in 1994. While CNA expects that the next Congress will address this issue, no predictions can be made as to what positions the Congress or the Administration will take and what legislation, if any, will result.

   Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. CNA identified reserves only for reported environmental pollution claims. In 1993, CNA allocated approximately $340 million of claims and claims expense reserves for unreported environmental pollution claims in addition to the $94 million of reserves recorded for reported claims. At September 30, 1994, reserves for reported and unreported claims were $105 and $351 million, respectively. Claims and claims expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to later adjustment based on new data.

   The number of claims filed for environmental pollution coverage continues to increase. Approximately 1,400 claims were reported in the first nine months of 1994 and approximately 19,500 claims have been reported to date. Pending claims totaled approximately 9,900 and 10,100 at September 30, 1994 and December 31, 1993, respectively. Approximately 9,600 claims were closed through September 30, 1994, of which approximately 8,650 claims were settled without payment, except for claim expenses of $25 million. Settlements for the remaining 950 claims totaled $120 million, plus claim expenses of $29 million. Adverse reserve development for environmental claims totaled $100 and $73 million for the nine months ended September 30, 1994 and 1993, respectively. The foregoing claims statistics represent claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. In previous filings, such disclosures included claims for all accident years.

   The results of operations in future years may continue to be adversely affected by environmental pollution claims and claims expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

7. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993 and the results of operations for the three and nine months and the changes in cash flows for the nine months ended September 30, 1994 and 1993, respectively.

   Results of operations for the third quarter and first nine months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

Liquidity and Capital Resources:
- -------------------------------

Insurance
- ---------

  Property and casualty and life insurance operations are wholly owned subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 84% owned subsidiary of the Company--

  The prolonged soft market in commercial property/casualty lines that depressed property/casualty earnings last year in much of the insurance industry did not change significantly in the first nine months of 1994. Significant catastrophe claims related to the Los Angeles earthquake and severe winter storms, and declining bond portfolios due to rising interest rates put additional pressure on the industry.

  Total industry catastrophe losses of $12.7 billion through the third quarter have already made 1994 the second worse year on record for catastrophic losses, behind the record $22.9 billion in 1992. In spite of these losses, there have not been substantial increases in rates, except in certain geographic regions and lines of property insurance. In addition, complex and costly litigation has been continuing, fueled by the tendency of the courts to interpret insurance contracts beyond their stated intent.

  On the other hand, the workers' compensation line has improved steadily since 1992. Legislative reforms have cut costs in some states, residual market losses have dropped and the insurance regulators have sharpened their focus on workers' compensation fraud. The life/health insurance industry is also benefiting from favorable trends. Solid profits for the industry reflect lower crediting rates on interest-sensitive products, expense reduction, improved investment results and moderation in the rise of health care costs.

  CNA continues to focus on the risk characteristics and premium rates in commercial lines. CNA will continue to seek business in lines where it has a sizable market share, substantial experience, and foresees clear profit potential over the long term. At the same time, however, the emphasis is on reasonable rates rather than volume growth.

  Net operating income for the life group increased, although negatively affected by intense competition and high health care costs which have resulted in a continued market shift away from traditional indemnity forms of health coverage toward managed care products. Although comprehensive national health reform failed this year, political pressures for expanded access and cost reduction will continue to accelerate the spread of managed care. CNA's strength in the managed care environment is its access to networks of efficient providers of high-quality medical services. CNA's ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation, and quality customer-focused service in order to properly position CNA in the evolving health care environment.

  The federal government's initiative to control health care costs and provide universal access to quality health care may impact both individual and group accident and health, workers' compensation, automobile liability and medical malpractice businesses of CNA.

  For the first nine months of 1994, the statutory surplus of the property and casualty insurance subsidiaries decreased 8.0% to approximately $3.3 billion. The decrease resulted from the aforementioned catastrophe losses and net realized investment losses. The statutory surplus of the life insurance subsidiaries remained at $1.0 billion.

  As discussed in Note 6 of the Notes to Consolidated Condensed Financial Statements, Continental Casualty Company ("Casualty") greatly reduced a major source of financial uncertainty by reaching a Global Settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard, a former asbestos manufacturer. The agreement, executed in December 1993, was reached with Fibreboard, Pacific Indemnity Company ("Pacific") (a subsidiary of the Chubb Corporation) and a negotiating committee of asbestos claimant attorneys. The agreement calls for Casualty and Pacific to contribute an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants. Casualty funded its obligations under the agreement by depositing approximately $1.0 billion into an escrow account at the end of 1993. The escrow account is included in the short-term investment portfolio. CNA believes based on current information that the reserves established in connection with this matter will be sufficient to cover all asbestos-related Fibreboard claims. CNA believes that as a result of the Global Settlement and the Trilateral Agreement referred to in
Note 6, it has greatly reduced the uncertainty of its exposure with respect to the Fibreboard matter. However, if neither the Global Settlement, nor the Trilateral Agreement is approved and upheld, in light of the factors discussed herein the range of Continental's potential liability cannot be meaningfully estimated and there can be no assurance that the reserves established would be sufficient to pay all amounts which ultimately could become payable in respect of asbestos-related bodily injury liabilities.

  On July 29, 1994 the United States District Court for the Eastern District of Texas preliminarily approved the Global Settlement agreement, and ordered that a fairness hearing be held on December 12, 1994 to determine whether to finally approve the Global Settlement agreement. CNA and other parties to the Global Settlement agreement initiated a comprehensive communication program in August 1994 to ensure that all potential claimants have notice of their rights and possible benefits under the Global Settlement.

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

  For the first nine months of 1994, CNA's operating activities generated net cash flows of $745 million, compared to $964 million for the same period in 1993. The decrease in cash flows is due primarily to Fibreboard claim payments, catastrophe claim payments and a decline in tax recoveries. Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

Investments
- -----------

  A summary of CNA's general account fixed income securities portfolio and short-term investments are as follows:


                                                                      Change in
                                                                      Unrealized
                                           September 30, December 31,  (Losses)
                                              1994           1993       Gains
                                          --------------------------------------
                                                        (In millions)

Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies ..    $11,200       $ 6,554      $  (562)
  Asset-backed securities ..............      2,258         2,547         (125)
  Tax exempt securities ................      4,225         5,015         (205)
  Other ................................      3,508         3,491         (199)
                                            ----------------------------------
       Total fixed income securities ...     21,191        17,607       (1,091)
Stocks .................................        659           508          (26)
Short-term and other investments........      6,180         7,248           11
                                            ----------------------------------
       Total ...........................    $28,030       $25,363      $(1,106)
                                            ==================================

Short-term investments:
  Security repurchase collateral .......    $ 3,538       $   623
  Escrow ...............................      1,008           987
  Others ...............................      1,305         5,334
Other investments ......................        329           304
                                            ---------------------
       Total short-term and other
        investments ....................    $ 6,180       $ 7,248
                                            =====================

  Debt security carrying values are highly susceptible to changes in interest rates and were adversely affected as a general rise in interest rates occurred throughout 1994.

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

  During the first nine months of 1994, CNA's consolidated investments increased by $2.7 billion, to $28.0 billion. This increase is due to a $2.9 billion increase in collateral related to securities sold under agreements to repurchase. The general account portfolio consists primarily of high quality marketable debt securities, approximately 96% of which are rated as investment grade. At September 30, 1994, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 15% and 8%, respectively, of the general account's total investment portfolio compared to 19% and 28%, respectively, at December 31, 1993. At September 30, 1994, the major component of the short-term investment portfolio was approximately $1.0 billion of high grade commercial paper. Collateral for securities sold under repurchase agreements totaled $3.5 billion and were invested in high grade commercial paper.

  CNA holds a small amount of derivative financial investments for the purposes of enhancing income and total return and/or hedging long-term investments. The derivative securities are marketed-to-market. At September 30, 1994 the notional value of written financial options and interest rate swap agreements amounted to $675 million. CNA does not expect to recognize material gains or losses related to these investments.

  As of September 30, 1994, the market value of CNA's general account investments in bonds and redeemable preferred stocks was $21.2 billion and was less than amortized cost by approximately $587 million. This compares to $504 million of net unrealized investment gains at December 31, 1993. The unrealized losses are the result of a general increase in interest rates. Interest rates on U.S. government securities due in one year increased 240 basis points while the rates on five and ten year U.S. government bonds rose 207 and 177 basis points, respectively, from year-end 1993 levels. The gross unrealized investment gains and losses for the fixed income securities portfolio at September 30, 1994, were $212 and $799 million, respectively, compared to $564 and $60 million, respectively, at December 31, 1993.

  Net unrealized investment losses on general account bonds at September 30, 1994 include net unrealized investment losses on high yield securities of $94 million, compared to net unrealized investment gains of $15 million at December 31, 1993. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $1.0 billion at September 30, 1994, compared to $727 million at December 31, 1993.

  At September 30, 1994, total Separate Account cash and investments amounted to $6.0 billion with taxable debt securities representing approximately 90% of the Separate Accounts' portfolio. Approximately 87% of Separate Account investments are used to fund guaranteed investment contracts ("GIC's") for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The fair value of all fixed income securities in the GIC portfolio was $4.7 billion compared to $5.4 billion at December 31, 1993. At September 30, 1994, amortized cost exceeded fair values by approximately $115 million. This compares with fair values exceeding amortized cost by approximately $148 million at December 31, 1993. The gross unrealized investment gains and losses for the GIC fixed income securities portfolio at September 30, 1994 were $56 and $171 million, respectively.

  Carrying values of high yield securities in the GIC portfolio were $1.2 billion at September 30, 1994, compared to $1.1 billion at December 31, 1993. Net unrealized investment losses on high yield securities held in such Separate Accounts were $73 million at September 30, 1994, compared to net unrealized gains of $56 million at December 31, 1993.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At September 30, 1994, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 4.9% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

  Included in CNA's fixed income securities at September 30, 1994 (general and GIC portfolios) are $4.0 billion of asset-backed securities, consisting of approximately 51% in collateralized mortgage obligations ("CMO's"), 17% in corporate asset-backed obligations, and 32% in U.S. government agency issued pass-through certificates. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At September 30, 1994, the fair values of asset-backed securities was less than amortized cost by approximately $110 million compared to unrealized investment gains of $87 million at December 31, 1993. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.

  Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At September 30, 1994, 63% of the general account's debt securities portfolio was invested in U.S. government securities, 19% in other AAA rated securities and 11% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 22% U.S. government securities, 21% other AAA rated securities and 20% in AA and A rated securities. These ratings are primarily from nationally recognized rating agencies (95% of the general account portfolio and 94% of the GIC portfolio).

Cigarettes
- ----------

  Lorillard, Inc. and subsidiaries ("Lorillard")--

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

  Effective August 9, 1993 in response to new lower pricing policies and promotions by its competitors Lorillard reduced its premium brand wholesale cigarette unit prices by approximately 25% to maintain its competitive position. These price moves have established two price tiers for the industry, eliminating much of the price confusion in the market place, and substantially narrowing the price gap between premium and discount cigarettes. These developments appear to have slowed the rapid growth of discount cigarettes. While promotional spending can be reduced, the overall impact of the new lower pricing has reduced Lorillard's revenues, income contribution and cash flow.

  Smoking and Health and Related Matters--As previously reported, from time to time bills have been introduced in Congress which would, among other things, subject cigarettes to regulation in various ways by the U.S. Department of Health & Human Services. Early in 1994, and in connection with one such bill, the Energy and Commerce Subcommittee on Health and the Environment of the U.S. House of Representatives ("the Subcommittee") began consideration of various legislative proposals concerning regulation of cigarettes, and launched an ongoing oversight investigation into tobacco products, including possible regulation of nicotine-containing cigarettes as drugs. The Food and Drug Administration of the U.S. Department of Health & Human Services is also investigating whether the agency should regulate nicotine-containing cigarettes as drugs. These investigations have included requests to Lorillard and other cigarette manufacturers for documents and information, and with respect to the Subcommittee investigation, have included hearings in which representatives of Lorillard and other cigarette manufacturers have testified. It is impossible at this time to predict the ultimate outcome of these investigations.

  By letter of June 6, 1994, Dr. Michael Eriksen, Director of the Office on Smoking and Health of the Centers for Disease Control and Prevention of the Department of Health & Human Services (the "CDC"), requested that Lorillard, as well as each of the other major U.S. cigarette manufacturers, voluntarily submit to his office certain information regarding cigarette ingredients, including the identity and amount of each ingredient added to each brand of cigarettes, analytical methods of measuring ingredients, the identity of substances added to non-tobacco components of cigarette products, and citations to studies relied upon to evaluate the safety of ingredients. On September 21, 1994, the major U.S. cigarette manufacturers, including Lorillard, voluntarily submitted information and materials in response to this request, with the understanding that it be treated as confidential. It is impossible at this time to predict the ultimate outcome of this inquiry.

  On July 1, 1994, legislation in the state of Florida became effective that permits the state to sue a manufacturer to recover Medicaid costs incurred by the state that are claimed to result from the use of the manufacturer's product. This new law significantly increases the likelihood that Lorillard will be sued by the state of Florida for recovery of Medicaid costs that may be alleged to have been incurred as a result of the use of its products. In any such suit, the statute permits causation and damages to be proven by statistical analysis, abrogates all affirmative defenses, adopts a "market share" liability theory, applies joint and several liability and eliminates the statute of repose. Although no action has been brought to date, the Governor of Florida has threatened to use this new law primarily to recover damages from cigarette manufacturers. An action for declaratory judgment has been commenced in Florida state court by companies and trade associations in several potentially affected industries challenging the Florida law. Lorillard also understands that elements of the Florida business community have initiated an effort to repeal or modify this law in a future legislative session. It is impossible at this time to predict the ultimate outcome of this lawsuit or such efforts. Lorillard understands that several other states, and the Congress, have considered or are considering legislation similar to that passed in Florida.

  In one state, Massachusetts, the Governor on July 10, 1994 signed legislation authorizing that state's attorney general to bring an action against tobacco manufacturers to recover medical assistance payments for which such companies may be liable under existing law. The state of Mississippi, relying upon existing law, filed a suit on May 23, 1994 against the major U.S. cigarette manufacturers, including Lorillard, to recover Medicaid costs claimed to have resulted from use of tobacco products. Similar suits have also been filed by the states of Minnesota (Blue Cross/Blue Shield of Minnesota is also a plaintiff) and West Virginia. Each of these three cases is in its early stages, and it is not possible to predict the likely outcome of these cases or their impact on Lorillard. However, the states pursuing these efforts are doing so at the urging and with the assistance of well-known members of the plaintiffs bar, and these lawyers have been meeting with attorneys general in other states to encourage them to file similar suits. See Part II, Item 1, Legal Proceedings, below.

Other
- -----

  The Company enters into various transactions involving off-balance-sheet financial instruments, including derivative financial investments, through a variety of futures, swaps, options, forward and other contracts as part of its investing activities for purposes of enhancing income and total return and/or hedging other positions in its portfolio. These financial instruments are marked-to-market and gains or losses are included in realized investment gains or losses. The Company does not expect to recognize material gains or losses related to these investments.

Corporate
- ---------

  In September 1994 the Company received approximately $270.4 million cash proceeds related to a tender offer by CBS Inc.

  During the nine months ended September 30, 1994 the Company purchased 2,160,000 shares of its outstanding Common Stock at an aggregate cost of approximately $192.0 million. The funds required for such purchases were provided from working capital. Depending on market conditions, the Company, from time to time, purchases shares in the open market or otherwise.

  In addition, the Company purchased 579,500 CNA common shares at an aggregate cost of approximately $35.5 million during the third quarter of 1994.

Results of Operations:
- ----------------------

  Revenues for the quarter and nine months ended September 30, 1994, increased by $128.4 million, or 3.8%, and declined by $191.3 million, or 1.9%, respectively, as compared to the prior year. Net income increased by $223.8 million, or 249.8%, and decreased by $267.0 million, or 58.6%, respectively, for the quarter and nine months ended September 30, 1994, as compared to the prior year. The following table sets forth the major sources of the Company's consolidated revenues and net income.

                                               Three Months Ended            Nine Months Ended
                                                 September 30,                  September 30,
                                            ----------------------------------------------------
                                               1994          1993           1994         1993
                                            ----------------------------------------------------
                                                                (In thousands)

Revenues (a):
  Property and casualty insurance .....     $2,110,394    $2,029,307    $ 5,988,501  $ 6,149,160
  Life insurance ......................        728,250       719,841      2,184,334    2,131,320
  Cigarettes ..........................        506,139       446,378      1,444,740    1,444,616
  Hotels ..............................         49,430        48,202        140,609      140,811
  Watches and other timing devices ....         38,063        44,408        106,083      111,595
  Drilling ............................         79,212        75,186        228,025      205,969
  Investment income-net (non-insurance
   companies) .........................         28,174        38,585         28,667      109,928
  Equity in income of CBS Inc. ........          9,243        20,884         39,949       52,084
  Other and eliminations--net .........         (3,601)       (5,857)       (17,107)     (10,340)
                                            ----------------------------------------------------
                                            $3,545,304    $3,416,934    $10,143,801  $10,335,143
                                            ====================================================

Net income (loss) (a):
  Property and casualty insurance .....     $   40,819    $ (197,327)   $   (37,716) $    76,130
  Life insurance ......................         12,853        26,044         15,828       79,603
  Cigarettes ..........................         93,858        58,345        262,844      263,594
  Hotels ..............................          2,390         1,593          2,208        1,186
  Watches and other timing devices ....             65         1,508             26        1,667
  Drilling ............................         (8,799)       (1,138)       (23,196)     (15,043)
  Investment income-net (non-insurance
   companies) .........................         16,829        22,750         16,748       68,083
  Equity in income of CBS Inc. ........           (503)       17,537         26,979       46,615
  Interest expense and other--net .....        (23,297)      (18,927)       (75,045)     (66,117)
                                           ----------------------------------------------------
                                            $  134,215    $  (89,615)   $   188,676   $  455,718
                                            ====================================================

                                              Page 21

(a) Includes realized investment (losses) gains as follows:

                                               Three Months Ended             Nine Months Ended
                                                 September 30,                  September 30,
                                            ----------------------------------------------------
                                                1994         1993            1994         1993
                                            ----------------------------------------------------

Revenues:
  Property and casualty insurance .....     $   (7,035)   $  109,827    $  (127,799)  $  608,325
  Life insurance ......................        (10,988)       38,856        (69,370)     111,594
  Investment income-net ...............            108        22,694        (48,349)      68,161
                                            ----------------------------------------------------
                                            $  (17,915)   $  171,377    $  (245,518)  $  788,080
                                            ====================================================
Net income (loss):
  Property and casualty insurance .....     $   (3,560)   $   55,630    $   (71,957)  $  329,234
  Life insurance ......................         (5,555)       18,662        (31,201)      53,356
  Investment income-net ...............           (376)       13,709        (31,656)      42,643
                                            ----------------------------------------------------
                                            $   (9,491)   $   88,001    $  (134,814)  $  425,233
                                            ====================================================

Insurance
- ---------

  Property and casualty revenues, excluding realized investment (losses) gains, increased by $197.9 and $575.5 million, or 10.3% and 10.4%, for the quarter and nine months ended September 30, 1994, as compared to the same periods a year ago.

  Property and casualty premium revenues increased by $132.1 and $452.3 million, or 8.1% and 9.8%, respectively, for the quarter and nine months ended September 30, 1994, from the prior year's comparable period. The increase was principally attributable to increases in medium commercial accounts ($138 million), group accident and health ($102 million), professional liability ($105 million) and reinsurance ($100 million). Investment income increased $57.4 and $95.5 million, or 22.5% and 12.0%, for the quarter and nine months compared with the same periods a year ago. Investment income increased primarily due to rising investment yields in 1994 and the change in portfolio mix from shorter term securities to longer maturities, primarily in government bonds.

  Life insurance revenues, excluding realized investment (losses) gains, increased by $58.3 and $234.0 million, or 8.6% and 11.6%, as compared to the same period a year ago. Life premium revenues increased by $33.7 and $189.0 million, or 5.5% and 10.6%, respectively, for the quarter and nine months ended September 30, 1994 with the primary growth for the nine-month period attributable to a $117 million increase in group operations and a $52 million increase in pension operations. Life investment income increased by $17.2 and $32.3 million, or 27.5% and 16.5%, respectively, for the quarter and nine months ended September 30, 1994, compared to the same periods a year ago primarily due to the first quarter shift out of short-term investments described earlier.

  Property and casualty underwriting losses for the quarter and nine months ended September 30, 1994 were $293.3 and $983.1 million, compared to $827.0 and $1,518.3 million for the same periods in 1993. The statutory combined ratios for the quarter and nine months ended September 30, 1994 were 112.9 and 115.9, respectively, compared with 148.9 and 131.2 for the same periods in 1993. Catastrophe losses for the quarter and nine months ended September 30, 1994 were $47 and $213 million, respectively, compared with $43 and $88 million for the respective periods in 1993. Most of the 1994 third quarter catastrophe loss was additional development related to the Northridge earthquake that occurred in the first quarter. The catastrophe losses masked the continuing improvement in underwriting experience. Results for the first nine months of 1994 reflect favorable reserve development of $104 million, which is net of a $100 million increase in claims and claims expense reserves for unreported environmental pollution claims. The favorable reserve development for the quarter ended September 30, 1994 was $72 million which is net of a $45 million increase in claims and claims expense reserves for unreported environmental pollution claims.

  The components of CNA's realized investment (losses) gains are as follows:

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                            -----------------------------------------------------
                                                1994         1993            1994         1993
                                            -----------------------------------------------------
                                                                (In millions)

Bonds:
  U.S. Government.......................    $     (9.9)   $     41.7     $   (155.1)  $    105.0
  Tax exempt............................          (1.9)         80.9           21.2        386.4
  Asset-backed..........................         (16.5)        (13.0)         (60.9)        66.3
  Taxable...............................          (1.7)         38.0          (40.9)       112.8
                                            ----------------------------------------------------
       Total bonds......................         (30.0)        147.6         (235.7)       670.5
Stocks..................................           4.7          12.2           37.4         62.8
Derivative and Other....................           7.2           2.7            1.1           .4
                                            ----------------------------------------------------
       Total realized investment
        (losses) gains..................    $    (18.1)   $    162.5     $   (197.2)   $   733.7
                                            ====================================================


  In early 1994, CNA began to reposition its portfolios to longer maturities. The repositioning of the portfolios was undertaken in order to improve future overall investment returns. As a result, both the Casualty and Life Groups shifted out of their short-term portfolios into five and ten year government securities resulting in a decrease in short-term investments. Short-term investments (excluding investments relating to loaned securities) for the Casualty Group decreased from $5.1 billion at December 31, 1993 to $2.1 billion at September 30, 1994, and the Life Group decreased from $1.2 billion at December 31, 1993 to $171.2 million at September 30, 1994. These actions were taken in a period of rising interest rates which resulted in realized losses on sales from the investment portfolio.

  For the nine months ended September 30, 1994, CNA sold approximately $27 billion of fixed income and equity securities, realizing pre-tax losses of $194.4 million. Of the $27 billion of securities sold, approximately $15.8 and $5.9 billion, respectively, were from the U.S. government and asset-backed bond portfolios.

Cigarettes
- ----------

  Revenues for the quarter and nine months ended September 30, 1994 increased by $59.8 million, or 13.4%, and $.1 million, or less than 1%, and net income increased by $35.5 million, or 60.9%, and decreased by $.8 million, or .3%, respectively, as compared to the corresponding periods of the prior year.

  The increased revenues are composed of an increase of approximately $72.7 and $234.4 million, or 16.3% and 16.2%, due to higher unit sales volume for the quarter and nine months ended September 30, 1994, partially offset by a decline of approximately $12.9 and $234.3 million, or 2.9% and 16.2%, reflecting a reduction in unit prices as compared to the corresponding periods of the prior year. Net income increased for the quarter due primarily to increased unit sales. Net income declined during the nine month period due to the lower unit prices, partially offset by an approximately 20% reduction in advertising, trade and sales promotion expenses.

  Lorillard's cigarette unit sales volume increased 16.7% and 19.3% for the quarter and nine months ended September 30, 1994, as compared to the prior year, due primarily to increased promotional campaigns for existing brands and introduction of a new brand, and for the nine month period, the new lower pricing structure discussed above (see Liquidity and Capital Resources - Cigarettes) and extremely light shipments in early 1993 resulting from increased unit purchases in December 1992 in anticipation of a federal excise tax increase.

  For the third quarter, total domestic industry unit sales increased 5.3% with the overwhelming majority of the increase being in the premium price segment. The discount brand category's share of industry sales decreased from 33.6% in the 1993 third quarter to an average of approximately 32.6% during the first nine months of 1994.

Hotels
- ------

  Revenues for the quarter and nine months ended September 30, 1994, increased by $1.2 million, or 2.5%, and decreased $.2 million, or .1%, respectively, as compared to the prior year. Net income increased by $.8 and $1.0 million, or 50.0% and 86.2%, for the quarter and nine months ended September 30, 1994, as compared to the prior year.

  Revenues increased for the quarter ended September 30, 1994, as compared to the prior year, due primarily to higher overall occupancy rates, partially offset by lower occupancy and average room rates at the Loews Monte Carlo Hotel. Revenues decreased during the nine months ended September 30, 1994, as compared to the prior year, due primarily to lower average room rates at the Loews Monte Carlo Hotel, partially offset by higher occupancy rates.

  Net income increased for the quarter and nine months ended September 30, 1994, as compared to the prior year, due to the increased occupancy rates, partially offset by the lower revenues for the nine month period as noted above.

Watches and Other Timing Devices
- --------------------------------

  Revenues for the quarter and nine months ended September 30, 1994 decreased by $6.3 and $5.5 million, or 14.3% and 4.9%, and net income decreased $1.4 and $1.6 million, or 95.7% and 98.4%, respectively, as compared to the prior year.

  Revenues decreased for the quarter and nine months ended September 30, 1994, as compared to the prior year, due primarily to lower unit sales of the consumer products division and a $1.6 million favorable settlement of contract claims with the U.S. government in 1993, as compared to $.4 million in 1994. The decline in revenues was partially offset by increased defense sales related to shipments to the U.S. government of the M762 fuze for the nine month period and higher royalty income for the quarter. Bulova continues to expect, however, that industrial and defense revenues will not improve significantly over the prior year due primarily to the decline in U.S. government defense spending. In addition, the nine months ended September 30, 1993 included a pre-tax gain of $3.2 million from asset dispositions.

  Net income declined during the quarter and nine months ended September 30, 1994, as compared to the prior year, due primarily to the decreased revenues and gain from asset dispositions as described above and accruals for environmental liabilities of $.5 and $.8 million for the quarter and nine months ended September 30, 1994, respectively, partially offset by an adjustment to gross margin which increased pre-tax income by approximately $.8 and $2.4 million for the quarter and nine months ended September 30, 1994, respectively.

Drilling
- --------

  Revenues for the quarter and nine months ended September 30, 1994 increased by $4.0 and $22.1 million, or 5.4% and 10.7%, and net loss increased by $7.7 and $8.2 million, respectively, as compared to the prior year.

  Revenues for the quarter and nine months ended September 30, 1994 increased by $12.3 and $24.7 million, or 16.8% and 12.1%, respectively, due to higher dayrates, partially offset by a decline of $6.5 and $.5 million, or 8.9% and .3%, respectively, due to lower utilization rates. Revenues from Diamond Offshore's turnkey division increased $.5 and $7.6 million, or .6% and 3.7%, respectively, for the quarter and nine months ended September 30, 1994, as compared to the prior year.

  The decline in utilization is primarily associated with domestic activity. Gulf of Mexico utilization remains stronger than that of international rigs, but has decreased significantly from the prior year primarily as a result of continuing volatility of crude oil prices. The utilization rate for Diamond Offshore's domestic rigs was 80.4% for the third quarter of 1994 as compared to 96.6% for the prior year's quarter.

  In response to a change in customer demand, in May 1993 Diamond Offshore began offering a portfolio of drilling and production services to complement its offshore daywork contract drilling business. These services include overall project management and drilling and/or production operations on a turnkey or modified-turnkey basis. The turnkey division generated $3.3 million in revenues and $.8 million of net income for the quarter. For the nine months ended September 30, 1994, Diamond Offshore completed six such turnkey wells.

  The Company added three semisubmersibles to its international operations during the third quarter of 1994. The rigs were purchased for $25 million, with two of the three rigs having contracts for work upon purchase. The Company's offshore rig fleet now includes 39 units, consisting of 24 semisubmersibles, 14 jackups, and one drillship.

Other
- -----

  Revenues and net income for the quarter and nine months ended September 30, 1994, decreased by $19.8 and $100.2 million, or 36.9% and 66.0%, and by $28.3 and $79.9 million, respectively, as compared to the prior year. Other operations consist primarily of investment income of non-insurance companies and the Company's investment in CBS Inc.

  Revenues and net income decreased due primarily to pre-tax realized investment gains of $.1 million and losses of $48.3 million (realized losses of $.4 and

$31.7 million after tax) for the quarter and nine months ended September 30, 1994, respectively, as compared to pre-tax realized investment gains of $22.7 and $68.2 million ($13.7 and $42.6 million after tax) in the prior year.

  Exclusive of securities transactions, other revenues increased $2.8 and $16.3 million, or 9.0% and 19.6%, due primarily to increased investment income of $12.2 and $35.2 million for the quarter and nine months ended September 30, 1994, respectively, as compared to the prior year. These increased revenues were partially offset by losses reported in the Company's shipping operations and lower results from the Company's investment in CBS Inc.

  Exclusive of securities transactions, net income from other operations decreased by $14.2 and $5.6 million for the quarter and nine months ended September 30, 1994, respectively, as compared to the prior year, due primarily to higher corporate interest expense resulting from an increased level of borrowing, partially offset by increased investment income and premium paid on redemption of debt in the second quarter of 1993.

Accounting Standards
- --------------------

  In October 1994, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This Statement requires disclosure about derivative financial instruments such as future, forward, swap, option or other financial instruments with similar characteristics and is effective for financial statements issued for fiscal years ending after December 15, 1994.

  In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement, as amended by SFAS No. 118, applies to financial statements for fiscal years beginning after December 15, 1994 and will not have a significant impact on the Company.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

  Reference is made to Note 6 to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, Financial Statements.

  In addition to the matters disclosed in Item 3, Legal Proceedings, of the Company's 1993 annual report on Form 10-K, in Part II, Item 1, Legal Proceedings on Form 10-Q for the quarter ended March 31, 1994, and in Part II, Item 1, Legal Proceedings on Form 10-Q for the quarter ended June 30, 1994 (to each of which reference is hereby made), the case of State of Minnesota, et al. v. Philip Morris Incorporated, et al. (District Court, Second Judicial District, Ramsey County, Minnesota, filed August 17, 1994), was commenced against Lorillard, other cigarette manufacturers, The Tobacco Institute and the Council for Tobacco Research. In this action, the State of Minnesota, by its Attorney General, and Blue Cross and Blue Shield of Minnesota seek restitution of funds expended through various programs to provide health care to eligible individuals for diseases or illnesses allegedly caused by the use of tobacco products. Plaintiff State of Minnesota individually seeks restitution of funds it has expended on programs on smoking cessation. The plaintiffs also seek unspecified amounts in actual damages, treble damages for violation of the Minnesota Antitrust Law, and attorneys' fees.

  The case of Granier, et al. v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed September 23, 1994), has been filed against Lorillard and other cigarette manufacturers. In this action, plaintiffs seek certification of a class consisting of all residents or domiciliaries of the United States who are addicted to nicotine, and of survivors who claim their decedents were addicted to nicotine. Plaintiffs seek unspecified amounts in actual damages, punitive damages and attorneys' fees.

  Lorillard understands that an action has been initiated by the Attorney General of the State of West Virginia, McGraw v. The American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed September 20, 1994), against Lorillard, other cigarette manufacturers, manufacturers of loose-leaf and smokeless tobacco products, The Tobacco Institute, the Council for Tobacco Research, the Company and other entities. Lorillard believes that none of the named defendants have received service of process of this action. Plaintiff seeks restitution of the funds that the state has paid under its Medicaid program to provide health care to its citizens for diseases or illnesses allegedly caused by the use of various tobacco products, unspecified amounts in actual damages, punitive damages, treble damages for violations of the West Virginia Antitrust Act, and attorneys' fees.

  Six small claims court cases have been initiated against Lorillard in the Municipal Court of Los Angeles County, California, Small Claims Division (Koenigshofer v. Lorillard, filed August 12, 1994). The plaintiffs seek $5,000 in actual damages in each case. A consolidated trial in three of these cases was held on October 13, 1994, during which the court issued a judgment in favor of Lorillard based on California product liability statutes, the pendency of cases against other cigarette manufacturers in another California county, and plaintiffs' inappropriate attempt to divide their claims. Trials in the other three cases against Lorillard are scheduled for December 1994.

  In the case of Allman v. Philip Morris, Inc., et al. discussed in Part II,
Item 1, Legal Proceedings on Form 10-Q for the quarter ended March 31, 1994, the court granted defendants' joint motion to dismiss with prejudice on September 21, 1994, based on the plaintiffs' lack of standing to bring a suit under the Racketeer Influenced and Corrupt Organizations Act because their complaint failed to allege an injury to business or property. Plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit.

  In the case of Engle, et al. v. R.J. Reynolds Tobacco Company, et al., discussed in Part II, Item 1, Legal Proceedings on Form 10-Q for the quarter ended March 31, 1994, the court on October 31, 1994 granted plaintiffs' motion for class certification. Defendants intend to appeal this ruling.

  In the case of Broin v. Philip Morris Companies, Inc., et al., discussed in
Item 3, Legal Proceedings, on Form 10-K for the year ended December 31, 1993, the Circuit Court of Dade County, Florida, will hear argument on plaintiffs' motion for class certification on November 22, 1994.

  As previously reported a number of lawsuits have been filed against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Presently, 64 such cases are pending in the United States federal and state courts against manufacturers of tobacco products generally; Lorillard is a named defendant in 25 of these cases, including seven cases in which the Company is also named as a defendant. Twenty-nine of these cases, including thirteen against Lorillard (of which four also include the Company), have been commenced since January 1, 1994.

  In addition, as previously reported several additional cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, almost forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Presently 11 such cases are pending in federal and state courts against Lorillard. Five such cases have been filed since January 1, 1994.

  Lorillard intends to defend vigorously all such actions which may be brought against it.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

   (a) Exhibits--

      (11) Statement Re Computation of Per Share Earnings Assuming Full Dilution for the three and nine months ended September 30, 1993.

      (27) Financial Data Schedule for the nine months ended September 30, 1994.

   (b) Current reports on Form 8-K--There were no reports on Form 8-K filed for the three months ended September 30, 1994.

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



                                                       LOEWS CORPORATION
                                                       -----------------
                                                       (Registrant)





Dated: November 14, 1994                            By       Roy E. Posner
                                                       -------------------------
                                                       ROY E. POSNER
                                                       Senior Vice President and
                                                       Chief Financial Officer
                                                       (Duly authorized officer
                                                       and principal financial
                                                       officer)