Form 10-K
LOEWS CORP
filed 1995-03-27
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               to
                                ------------    -------------

Commission File Number 1-6541


                               LOEWS CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-2646102
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                         No
                      --------                        --------

  As at March 3, 1995, 58,916,400 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $3,841,583,000.

                      Documents Incorporated by Reference:

  Portions of the Loews Corporation Notice of Annual Meeting of Stockholders and Proxy Statement dated March 23, 1995 are incorporated by reference into Part
III. (Registrant intends to file a definitive proxy statement with the Commission prior to April 30, 1995.)

================================================================================

                                LOEWS CORPORATION

                             INDEX TO ANNUAL REPORT ON
                              FORM 10-K FILED WITH THE
                         SECURITIES AND EXCHANGE COMMISSION

                        For the Year Ended December 31, 1994

Item                                                                        Page
 No.                                 PART I                                  No.
----                                                                        ----
  1   BUSINESS ............................................................   3
        CNA Financial Corporation .........................................   3
        Lorillard, Inc. ...................................................  18
        Loews Hotels Holding Corporation ..................................  23
        Bulova Corporation ................................................  24
        Diamond Offshore Drilling, Inc. ...................................  25
        Other Interests ...................................................  27
  2   PROPERTIES ..........................................................  27
  3   LEGAL PROCEEDINGS ...................................................  28
  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................  29
      EXECUTIVE OFFICERS OF THE REGISTRANT ................................  29

                                    PART II

  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS ............................................................  30
  6   SELECTED FINANCIAL DATA .............................................  30
  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS ..............................................  31
  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................  41
  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE ...............................................  74

                                    PART III

        Information called for by Part III has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy
      Statement pursuant to Regulation 14A.

                                     PART IV

 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .....  74



                                     PART I

Item 1. Business.

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 84% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary); and the operation of oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a wholly owned subsidiary). In addition, a wholly owned subsidiary owns approximately 18% of the outstanding common stock of CBS Inc.

  Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation and its subsidiaries, on a consolidated basis.

  Information relating to the major business segments from which the Company's consolidated revenues and income are derived is contained in Note 19 of the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

                            CNA FINANCIAL CORPORATION

  CNA Financial Corporation and its consolidated subsidiaries ("CNA") constitute the twelfth largest insurance company in the United States as measured by 1993 statutory premium volume. CNA was incorporated in 1967 as the parent company of Continental Casualty Company ("CCC"), incorporated in 1897, and Continental Assurance Company ("CAC") incorporated in 1911. In 1975, CAC became a wholly owned subsidiary of CCC. CNA's property and casualty insurance operations are conducted by CCC and its property and casualty insurance affiliates, and its life insurance operations are conducted by CAC and its life insurance affiliates. CNA's principal business conducted through its insurance subsidiaries is insurance. As multiple-line insurers, the insurance companies underwrite property, casualty, life, and accident and health coverages. Their principal market for insurance is the United States. Foreign operations are not significant. CNA accounted for 81.27%, 80.32% and 78.70% of the Company's total revenue for the years ended December 31, 1994, 1993 and 1992, respectively.

  In the fourth quarter of 1994, CNA reached an agreement to purchase the outstanding shares of common stock of The Continental Corporation ("CIC") under which CNA will acquire CIC through a cash merger for approximately $1.1 billion, or $20 a share. The acquisition will create the third largest U.S. property and casualty insurance group and make CNA the seventh largest U.S. insurance organization. The acquisition will be accounted for as a purchase. Accordingly CIC's results of operations will be included in CNA's consolidated results of operations from the date of acquisition, which is expected in the second quarter of 1995 (see Note 20 of the Notes to Consolidated Financial Statements).

  On February 28, 1995, CCC acquired all of the stock of Alexsis Inc. ("Alexsis"), a wholly owned subsidiary of Alexander & Alexander Services, Inc. for approximately $45 million in cash. Alexsis is one of the country's three largest property and casualty third-party administrators ("TPA") with 1994 revenues of more than $100 million and 1,300 employees. Alexsis customers are large organizations that fully or partially self-insure their risks and separately purchase specific administrative services, such as claims administration, from TPA's.

  The following provides information regarding CNA's property and casualty insurance and life insurance operations.

                         PROPERTY AND CASUALTY INSURANCE

  CNA's property and casualty operations market commercial and personal lines of property and casualty insurance through independent agents and brokers.

  CCC and its property and casualty insurance subsidiaries write primarily commercial lines coverages. Customers include large national corporations, small and medium-sized businesses, groups and associations, and professionals. Coverages are written primarily through traditional insurance contracts, under which risk is transferred to the insurer. Many commercial account policies are written under retrospectively-rated contracts, which are experience-rated. Premiums for such contracts may be adjusted, subject to limitations set by contract, based on loss experience of the insureds. Other experience-rated policies include provisions for adjustments to dividends based on loss experience. Experience-rated contracts reduce, but do not eliminate risk to the insurer. Approximately 38% of CNA's property and casualty insurance is written on an experience-rated basis.

  CNA also provides loss control, policy administration and claim administration services under service contracts for fees. Such services are provided primarily in the workers' compensation market where retention of risk through self insurance or high-deductible programs has become increasingly prevalent.

  Commercial business includes such lines as workers' compensation, general liability, professional and specialty, multiple peril, and accident and health coverages. Professional and specialty coverages include liability coverage for architects and engineers, lawyers, accountants, medical and dental professionals; directors and officers liability; and other specialized coverages. CNA also assumes commercial risks from other insurers. The major components of CNA's commercial business are workers' compensation, general liability and professional and specialty coverages, which accounted for 26%, 18% and 15%, respectively, of 1994 premiums earned, including premiums for involuntary risks on these lines of business. Premiums for involuntary risks result from mandatory participation in residual markets. CNA is required by the various states in which it does business to provide coverage for risks that would not otherwise be considered under CNA's underwriting standards. CNA's share of involuntary risks is generally a function of its share of the voluntary market by line of insurance in each state.

  CNA also markets personal lines of insurance, primarily automobile and homeowners coverages sold to individuals under monoline and package policies.

  The following table sets forth supplemental data for the property and casualty business:

                                                Years Ended December 31,
                                         ---------------------------------------
                                            1994          1993          1992
                                         ---------------------------------------
                                                (In millions of dollars)

Commercial Premiums Earned:
  Workers' compensation ..............    $ 1,426.3     $ 1,501.5     $ 1,669.2
  General liability ..................      1,261.1       1,154.5       1,176.0
  Professional and specialty .........      1,010.1         798.9         741.5
  Reinsurance and other ..............        773.5         712.2         556.0
  Accident and health ................        557.1         428.3         352.6
  Multiple peril .....................        389.0         368.5         374.9
                                          -------------------------------------
                                          $ 5,417.1     $ 4,963.9     $ 4,870.2
                                          =====================================

Personal Premiums Earned:
  Personal lines packages ............    $   562.5     $   510.7     $   447.3
  Monoline automobile and property
   coverages .........................        314.2         343.5         395.0
  Accident and health ................         88.9          85.6          88.6
                                          -------------------------------------
                                          $   965.6     $   939.8     $   930.9
                                          =====================================

Involuntary Risks Premiums Earned (a):
  Workers' compensation ..............    $   350.0     $   292.3     $   451.4
  Commercial passenger auto ..........         54.3          50.3          44.9
  Private passenger auto .............         46.4          23.2          52.5
  Property and multiple peril ........          5.0           5.5           3.7
                                          -------------------------------------
                                          $   455.7     $   371.3     $   552.5
                                          =====================================

Net Investment and Other Income:
  Commercial .........................    $ 1,145.2     $   979.8     $ 1,087.3
  Personal ...........................        177.6         156.1         165.3
  Involuntary risks ..................         88.1          75.7          83.6
                                          -------------------------------------
                                          $ 1,410.9     $ 1,211.6     $ 1,336.2
                                          =====================================
Underwriting Loss:
  Commercial .........................    $  (945.7)    $(1,535.6)    $(2,505.9)
  Personal ...........................       (185.2)        (99.7)       (152.8)
  Involuntary risks ..................        (70.3)       (156.5)       (340.9)
                                          -------------------------------------
                                          $(1,201.2)    $(1,791.8)    $(2,999.6)
                                          =====================================

                                                 Years Ended December 31,
                                         --------------------------------------
                                            1994          1993          1992
                                         --------------------------------------
                                                (In millions of dollars)

Trade Ratios-GAAP basis (b):
  Loss ratio  ........................       81.9%         96.2%        116.7%
  Expense ratio ......................       28.3%         27.2%         26.2%
  Combined ratio (before policyholder
   dividends) ........................      110.2%        123.4%        142.9%
  Policyholder dividend ratio ........        4.8%          3.9%          1.9%

Trade Ratios-Statutory Basis (b):
  Loss ratio .........................       82.2%         96.4%        116.3%
  Expense ratio ......................       27.8%         27.1%         25.6%
  Combined ratio (before policyholder
   dividends) ........................      110.0%        123.5%        141.9%
  Policyholder dividend ratio ........        3.8%          3.1%          2.4%

Other Data-Statutory Basis (c):
  Capital and surplus ................   $3,367.3      $3,598.4      $3,135.8
  Written to surplus ratio ...........        2.0           1.7           2.0

                                       5

----------------
  (a) Property and casualty involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers and other involuntary charges.

  (b) Trade ratios reflect the results of CCC and its property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. Under generally accepted accounting principles, the expense ratio is the percentage of underwriting expenses, including the change in deferred acquisition costs, to premiums earned. Under statutory accounting principles, the expense ratio is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio is the sum of the loss and expense ratios.
The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

  (c) Other data is determined on the basis of statutory accounting principles and reflects capital contributions from CNA of $475 million in 1993. In addition, dividends of $175, $150 and $100 million were paid to CNA by CCC in 1994, 1993 and 1992, respectively. Property and casualty insurance subsidiaries have received, or will receive, reimbursement from CNA for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses in the amounts of $169.6, $167.5 and $141.1 million in 1994, 1993 and 1992, respectively.

  The following table displays the distribution of domestic written premium by state:

                                                 Years Ended December 31,
                                           ------------------------------------
                  State                       1994         1993         1992
                  -----                    ------------------------------------

California .............................      11.4%        12.1%        11.8%
New York ...............................       8.6          8.4          8.0
Texas ..................................       6.5          6.2          5.7
Pennsylvania ...........................       5.7          5.9          6.1
Illinois ...............................       4.9          5.1          5.1
Florida ................................       4.6          4.1          3.3
New Jersey .............................       3.2          3.3          3.1
All other states (a) ...................      43.2         43.1         41.5
Reinsurance assumed:
  Voluntary ............................       5.9          6.9          7.9
  Involuntary ..........................       6.0          4.9          7.5
                                             -----        -----        -----
                                             100.0%       100.0%       100.0%
                                             =====        =====        =====

  (a) No other state accounts for more than 3.0% of gross written premium.

  The growth and profitability of CNA's property and casualty insurance business is dependent on many factors, including competitive and regulatory influences, the efficiency and costs of operations, underwriting quality, the level of natural disasters, and investment results.

  In recent years, CNA's growth and earnings have been impacted by a prolonged cycle of inadequate commercial lines pricing. CNA has intensified efforts in the political sphere on behalf of a more predictable and equitable insurance marketing climate. Among CNA's marketing strategies during this difficult time are to emphasize responsible pricing over premium growth and to aggressively adapt to changes in certain markets such as those in which self-insurance has become important. CNA has also initiated wide-scale cost management measures. CNA has continued actions to reduce or stabilize the costs of doing business, including costs of health care, fraud and tort liability. Programs include managed health care programs and intensified efforts of fighting fraud.

  The workers' compensation line has improved steadily since 1992. Legislative reforms have cut costs in some states, residual market losses have dropped, and insurance regulators have sharpened their focus on workers' compensation fraud.

  Property and Casualty Claim and Claim Expenses: Property and casualty claim and claim expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and health disability claims are based on (a) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations, (b) estimates of unreported losses based upon past experience, (c) estimates of assumed insurance, (d) estimates of future expenses to be incurred in settlement of claims, and (e) estimates of claim recoveries. The schedule on page 5 provides information on mix of business.

  Structured settlements have been negotiated for claims on certain property and casualty insurance policies. Structured settlements are agreements to provide periodic payments to claimants, which are fixed and determinable as to the amount and time of payment. Certain structured settlements are funded by annuities purchased from CAC. Related annuity obligations are carried in future policy benefits reserves. Obligations for structured settlements not funded by annuities are carried at discounted values which approximate the alternative cost of annuity purchases. Such reserves, discounted at interest rates ranging from 6.3% to 7.5%, totaled $839.0 and $748.9 million at December 31, 1994 and 1993, respectively. Ultimate payouts under all structured settlements, funded or unfunded, at December 31, 1994 and 1993 will approximate $2.4 and $2.2 billion, respectively.

  In 1992, CNA changed its accounting for claim reserves related to workers' compensation lifetime claims and accident and health disability claims. Reserving practices under both statutory and generally accepted accounting principles allow discounting of reserves for fixed and determinable claim obligations. Reserve discounting for these types of claims is common industry practice. These claim reserves are discounted at interest rates ranging from 3.5% to 6.0% with mortality and morbidity assumptions reflecting current industry experience. At December 31, 1994 and 1993, such discounted reserves totaled $1,115 and $970 million, respectively. Ultimate payouts for these claims are estimated to be $1.5 and $1.4 billion at December 31, 1994 and 1993, respectively.

  Claim and claim expense reserves are based on estimates, and the ultimate liability may vary significantly from such estimates. CNA regularly reviews its reserves, and any adjustments that are made to the reserves are reflected in operating income in the period such adjustments become apparent.

  The retention limits of CNA as a result of reinsurance of its property and casualty business vary by type of coverage and are based on individual risks underwritten. In general, retention limits have been increased. See additional discussion of reinsurance in Notes 10 and 14 of the Notes to Consolidated Financial Statements.

Asbestos-related and Environmental Pollution Claims

  Reserves include estimated amounts for exposures to asbestos-related and environmental pollution claims. Reserving for such claims involves significant uncertainties for both CNA and the industry, characterized by complex and costly litigation and further compounded by the tendency of the courts to broadly interpret contracts beyond their original intent.

  A summary of asbestos-related and environmental pollution claim and claim expense activity follows:

                                           Claim and Claim Expenses
                               -------------------------------------------------
                                  Reserves, Net of
                                    Reinsurance               Payments
                                    December 31,       Years Ended December 31,
                               ---------------------   -------------------------
                                 1994        1993         1994    1993      1992
                               ---------------------   -------------------------
                                               (In millions)

Asbestos-related ..........     $1,939      $2,080        $178    $204      $112
Environmental pollution  ..        506         433         107      72        38
                                ------------------------------------------------
  Total ...................     $2,445      $2,513        $285    $276      $150
                                ================================================

  A major portion of CNA's asbestos-related claim exposure involves litigation with Fibreboard Corporation, as discussed in Note 18 of the Notes to Consolidated Financial Statements. Adverse reserve developments for asbestos-related claims totaled $37, $601 and $1,689 million in 1994, 1993 and 1992, respectively, which include approximately $500 and $1,500 million related to Fibreboard for 1993 and 1992, respectively.

  Potential exposures also exist for claims involving environmental pollution, including toxic waste clean-up. Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. CNA has not attributed any reinsurance to reserves for unreported environmental pollution claims. The reserves in the table above are net of reinsurance recoverables of $3 and $5 million at December 31, 1994 and 1993, respectively. Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail claims, such as general liability and professional liability claims.

Reserve Development

  The table below provides a reconciliation between beginning and ending claim and claim expense reserve balances for 1994, 1993 and 1992. Not included in the table below is premium development related to certain insurance policies subject to retroactive premium adjustments, which are based on various factors including loss experience.

                                                 Changes in Reserves for
                                                  Property and Casualty
                                                 Claim and Claim Expenses
                                                 Years Ended December 31,
                                           -------------------------------------
                                             1994          1993          1992
                                           -------------------------------------
                                                      (In millions)

Reserves at beginning of year:
  Gross ..............................      $20,812       $20,034       $17,712
  Ceded reinsurance ..................        2,491         2,867         3,297
                                            -----------------------------------
    Net ..............................       18,321        17,167        14,415
                                            -----------------------------------

Net incurred claim and claim expenses:
  Provision for insured events of
   current year ......................        5,611         5,388         5,708
  (Decrease) increase in provision for
   insured events of prior years (a) .          (71)          590         1,617
  Amortization of discounts ..........          100            94           104
                                            -----------------------------------
    Total net incurred ...............        5,640         6,072         7,429
                                            -----------------------------------

Net payments:
  Attributable to current year events         1,388         1,202         1,260
  Attributable to prior year events ..        3,629         3,706         3,411
  Amortization of discounts ..........           10            10             6
                                            -----------------------------------
    Total net payments ...............        5,027         4,918         4,677
                                            -----------------------------------

Net reserves at end of year ..........      $18,934       $18,321       $17,167
                                            ===================================

Gross reserves at beginning of year ..      $20,812       $20,034       $17,712
                                            -----------------------------------

Gross incurred claim and claim
 expenses:
  Provision for insured events of
   current year ......................        6,125         5,817         6,382
  Increase in provision for insured
   events of prior years .............          213           305         1,487
  Amortization of discounts ..........          100            94           104
                                            -----------------------------------
    Total gross incurred .............        6,438         6,216         7,973
                                            -----------------------------------

Gross payments:
  Attributable to current year events         1,468         1,278         1,348
  Attributable to prior year events ..        4,133         4,150         4,297
  Amortization of discounts ..........           10            10             6
                                            -----------------------------------
    Total gross payments .............        5,611         5,438         5,651
                                            -----------------------------------

Gross reserves at end of year ........      $21,639       $20,812       $20,034
                                            ===================================

(a) Includes $500 and $1,500 for Fibreboard in 1993 and 1992, respectively. See
    Note 18 of the Notes to Consolidated Financial Statements.

  The loss reserve development table below illustrates the change over time of reserves established for property and casualty claim and claim expense at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of CNA's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated cost of unsettled claims.

  The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

                                      Schedule of Property and Casualty Loss Reserve Development
                                                      Years Ended December 31,
                         1984    1985    1986    1987    1988    1989   1990    1991    1992    1993   1994
-------------------------------------------------------------------------------------------------------------
                                                      (In millions of dollars)

Gross reserves for
 unpaid claim and
 claim expenses  ....       -       -       -       -       -       -  16,530  17,712  20,034  20,812  21,639
Ceded recoverable ...       -       -       -       -       -       -   3,440   3,297   2,867   2,491   2,705
                      --------------------------------------------------------------------------------------
Net reserves for
 unpaid claim and
 claim expenses .....   3,931   4,873   6,243   8,045   9,552  11,267  13,090  14,415  17,167  18,321  18,934
Net Paid (Cumulative)
 as of:
  One year later ....   1,330   1,594   1,335   1,763   2,040   2,670   3,285   3,411   3,706   3,629       -
  Two years later ...   1,936   2,932   2,383   2,961   3,622   4,724   5,623   6,024   6,354       -       -
  Three years later .   2,493   3,022   3,197   4,031   4,977   6,294   7,490   7,946       -       -       -
  Four years later ..   2,963   3,642   3,963   5,007   6,078   7,534   8,845       -       -       -       -
  Five years later ..   3,407   4,175   4,736   5,801   6,960   8,485       -       -       -       -       -
  Six years later ...   3,766   4,735   5,339   6,476   7,682       -       -       -       -       -       -
  Seven years later .   4,156   5,233   5,880   7,061       -       -       -       -       -       -       -
  Eight years later .   4,512   5,668   6,382       -       -       -       -       -       -       -       -
  Nine years later ..   4,901   6,116       -       -       -       -       -       -       -       -       -
  Ten years later ...   5,291       -       -       -       -       -       -       -       -       -       -
Net Reserves
 Reestimated as of:
  End of initial year   3,931   4,873   6,243   8,045   9,552  11,267  13,090  14,415  17,167  18,321  18,934
  One year later ....   3,985   5,047   6,642   8,086   9,737  11,336  12,984  16,032  17,757  18,250       -
  Two years later ...   4,122   5,573   6,763   8,345   9,781  11,371  14,693  16,810  17,728       -       -
  Three years later .   4,659   5,788   6,989   8,424   9,796  13,098  15,737  16,944       -       -       -
  Four years later ..   4,855   6,170   7,166   8,516  11,471  14,118  15,977       -       -       -       -
  Five years later ..   5,171   6,422   7,314  10,196  12,496  14,395       -       -       -       -       -
  Six years later ...   5,395   6,566   9,022  11,239  12,742       -       -       -       -       -       -
  Seven years later .   5,486   8,317  10,070  11,480       -       -       -       -       -       -       -
  Eight years later .   7,215   9,365  10,317       -       -       -       -       -       -       -       -
  Nine years later ..   8,270   9,635       -       -       -       -       -       -       -       -       -
  Ten years later ...   8,524       -       -       -       -       -       -       -       -       -       -
                       --------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy .........  (4,593) (4,762) (4,074) (3,435) (3,190) (3,128) (2,887) (2,529)   (561)     71       -
                       ======================================================================================
Reconciliation to
 Gross Reestimated
 Reserves:
Net reserves
 reestimated ........       -       -       -       -       -       -  15,977  16,944  17,728  18,250       -
Reestimated ceded
 recoverable ........       -       -       -       -       -       -   3,466   3,293   2,828   2,775       -
                       --------------------------------------------------------------------------------------
Total gross
 reestimated reserves       -       -       -       -       -       -  19,443  20,237  20,556  21,025       -
                       ======================================================================================
Net (Deficiency)
 Redundancy Related
 to:
  Asbestos-related
   claims ...........  (2,653) (2,682) (2,718) (2,670) (2,612) (2,512) (2,374) (2,326)   (637)    (37)      -
  Environmental
   pollution claims .    (777)   (778)   (778)   (763)   (757)   (730)   (719)   (673)   (626)   (180)      -
  Other .............  (1,163) (1,302)   (578)     (2)    179     114     206     470     702     288       -
                       --------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy .........  (4,593) (4,762) (4,074) (3,435) (3,190) (3,128) (2,887) (2,529)   (561)     71       -
                       ======================================================================================

  Most of CNA's unfavorable reserve development has been due to asbestos-related and environmental pollution claims. A discussion of CNA's litigation with Fibreboard Corporation regarding asbestos-related bodily injury claims can be found in Note 18 of the Notes to Consolidated Financial Statements.

                                LIFE INSURANCE

  CNA's life insurance operations market individual and group insurance products through licensed agents, most of whom are independent contractors, who sell life insurance for CNA and for other companies on a commission basis. Individual insurance products include life, accident and health and annuity products, and are sold to individuals and small businesses.

  The individual life products currently being marketed consist primarily of term, universal life and participating policies. Included in the universal life category is a salary allotment product marketed through employers as a supplement to employers' benefit plans. Premiums are collected from employees through payroll deduction. The individual accident and health policies currently being marketed are long-term disability products. Individual annuity products are primarily periodic payment plans.

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

  CNA's products are designed and priced using assumptions CNA management believes to be reasonably conservative for mortality, morbidity, persistency, expense levels and investment results. Underwriting practices that CNA management believes are prudent are followed in selecting the risks that will be insured. Further, actual experience related to pricing assumptions is monitored closely so that prospective adjustments to these assumptions may be implemented as necessary. CNA mitigates the risk related to persistency by including contractual surrender charge provisions in its ordinary life and annuity policies in the first five to ten years, thus providing for the recovery of acquisition expenses. The investment portfolios supporting interest sensitive products, including universal life and individual annuities, are managed as a separate portfolio to minimize liquidity and interest rate risk.

  Profitability in the health insurance business continues to be impacted by intense competition and rising medical costs. CNA has aggressively pursued expense reduction through increases in automation and other productivity improvements. Further, increasing costs of health care have resulted in a continued market shift away from traditional forms of health coverage toward managed care products and experience-rated plans. CNA's ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation, and quality customer focused service in order to properly position CNA in this evolving health care environment.

  Although the federal government's proposed comprehensive health care reform was not enacted in 1994, some health care initiatives could emerge in 1995. Possible reforms include legislation affecting tort reform, medical malpractice, insurance market reforms and tax laws affecting health care and long term care benefits. CNA has urged a meaningful role for the private sector in any proposed plan. The present health care system is clearly in need of reform, and CNA has emphasized that the competitive strengths of the insurance industry must be an integral part of a workable solution.

  The following table sets forth supplemental data for the life insurance business:

                                                    Years Ended December 31,
                                              ----------------------------------
                                                 1994         1993        1992
                                              ----------------------------------
                                                    (In millions of dollars)

Individual Premiums:
  Life and annuities .................        $  369.4     $  312.1    $  294.7
  Accident and health ................            32.6         30.9        27.1
                                              ---------------------------------
                                              $  402.0     $  343.0    $  321.8
                                              =================================

Group Premiums:
  Life ...............................        $  138.7     $  107.2    $  100.7
  Accident and health (a) ............         2,111.2      1,983.0     1,957.5
  Annuities ..........................            26.3          9.0        57.7
                                              ---------------------------------
                                              $2,276.2     $2,099.2    $2,115.9
                                              =================================

Net Investment Income and Other Income:
  Individual .........................        $  193.8     $  154.2    $  163.0
  Group ..............................           166.4        142.8       156.6
                                              ---------------------------------
                                              $  360.2     $  297.0    $  319.6
                                              =================================

Income Excluding Realized Capital
 Gains, Before Income Tax:
  Individual .........................        $   47.3     $   14.5    $   22.5
  Group ..............................            87.1         51.9        56.1
                                              ---------------------------------
                                              $  134.4     $   66.4    $   78.6
                                              =================================

Gross Life Insurance in Force:
  Individual (b) .....................        $ 80,560     $ 76,835    $ 75,569
  Group ..............................          46,873       35,413      29,643
                                              ---------------------------------
                                              $127,433     $112,248    $105,212
                                              =================================

Other Data-Statutory Basis (c):
  Capital and surplus ................        $1,054.6     $1,022.0    $1,003.0
  Capital and surplus-percent of total
   liabilities (as defined) ..........            29.4%        30.1%       33.4%
  Participating policyholders'-percent
   of gross life insurance in force ..              .9%         1.1%        1.2%

--------------
  (a) Group accident and health premiums include contracts involving U.S.
Government employees and their dependents amounting to approximately $1.8, $1.7 and $1.6 billion in 1994, 1993 and 1992, respectively.

  (b) Lapse ratios as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in force were 9.7%, 9.7% and 8.6%, in 1994, 1993 and 1992, respectively.

  (c) Other Data is determined on the basis of statutory accounting principles.
Life insurance subsidiaries have received, or will receive, reimbursement from CNA for general management and administrative expenses and investment expenses in the amounts of $24.7, $25.6 and $24.5 million in 1994, 1993 and 1992, respectively. Statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the Asset Valuation and Interest Maintenance Reserves (statutorily defined and created reserves) as surplus.



Annuities and Guaranteed Investment Contracts

  CAC writes the majority of its annuities and guaranteed investment contracts ("GIC's") in a fixed or non-variable Separate Account, which is permitted by Illinois Insurance statutes. CAC guarantees principal and a specified return to GIC contractholders. This guarantee affords the contractholders additional security, in the form of CAC's general account surplus, which supports any principal and/or guaranteed interest payment shortfalls of the Separate Account.

  CNA manages the liquidity and interest rate risks on the GIC portfolio by matching the GIC assets and liabilities on the basis of duration and maintaining market value surrender adjustments on the majority of the contracts.

  The table below shows a comparison of the duration of assets and liabilities for the GIC portfolio, the investment yield, the weighted average interest crediting rates and withdrawal characteristics of the GIC portfolio.

                                                         December 31,
                                             -----------------------------------
                                               1994          1993          1992
                                             -----------------------------------

Duration in years:
  Assets .............................         3.23          2.68          3.04
  Liabilities ........................         2.99          2.73          2.69
                                              ---------------------------------
     Mismatch ........................          .24          (.05)          .35
                                              =================================
Weighted average investment yield ....         7.67%         7.11%         8.05%
                                              =================================
Weighted average interest crediting
 rates ...............................         7.53%         7.74%         8.32%
                                              =================================
Withdrawal Characteristics:
  With market value adjustment .......           79%           81%           83%
  Non-withdrawable ...................           15            13            12
  Without market value adjustment ....            6             6             5
                                              ---------------------------------
     Total ...........................          100%          100%          100%
                                              =================================

  As shown above, the investment yield at December 31, 1994 was more than the average crediting rate. The investment yields at December 31, 1993 and 1992 were less than the average crediting rates. This resulted from the reinvestment of proceeds from security sales that generated substantial gains, at rates that were lower than those of the securities sold. However, because the security sales created a larger asset base to reinvest, the aggregate future cash flows from interest and principal were substantially unchanged and sufficient to meet the product obligations.

                                 INVESTMENTS

  CNA's general account investment portfolio is managed to maximize after-tax investment return, while minimizing credit risks with investments concentrated in high quality securities to support its insurance underwriting operations. At December 31, 1994, approximately 14% of CNA's general account portfolio is invested in long-term state and municipal bonds in order to maximize after-tax yield and provide for a more stable yield on the portfolio with a higher quality of investment than may otherwise be available.

  CNA has the capacity to hold its fixed income portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, or other similar factors. Accordingly, the fixed income securities are classified as available-for-sale. CNA's portfolio is managed based on the following investment strategies: (i) diversification is used to limit exposures to any one issue or issuer, and (ii) in general, the public market is used in order to provide liquidity.

  Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, principally anticipated claim payments. At December 31, 1994, short-term investments primarily consisted of U.S. treasury bills and high-grade commercial paper. The major components of the short-term investment portfolio were $2.5 billion of collateral for securities sold under agreements to repurchase, $1.0 billion in an escrow account (see Note 1 of the Notes to Consolidated Financial Statements) and approximately $1.5 billion of other short-term investments.

  The following summarizes CNA's distribution of general account investments:

                                                                December 31,
                                                           ---------------------
                                                             1994          1993
                                                           ---------------------
                                                               (In millions)

Fixed maturities:
  Tax-exempt bonds ...................................     $ 3,770       $ 5,015
  Taxable bonds ......................................      16,629        12,145
  Redeemable preferred stocks ........................         429           448
Common stocks ........................................         755           508
Mortgage loans and real estate .......................          47            62
Policy loans .........................................         176           174
Other invested assets ................................         101            67
Short-term investments ...............................       5,036         6,944
                                                           ---------------------
     Total investments ...............................     $26,943       $25,363
                                                           =====================


  CNA's general account fixed income portfolio has consistently been of high quality as illustrated in the following table using the Standard & Poor's ratings convention (see Note on page 15).

                                                                 December 31,
                                                           ---------------------
                                                            1994            1993
                                                           ---------------------

AAA ..................................................       82%             77%
AA ...................................................        6               8
A ....................................................        5               7
BBB ..................................................        2               5
Below BBB ............................................        5               3
                                                            -------------------
     Total ...........................................      100%            100%
                                                            ===================

  CNA's Separate Account investment portfolio is managed to specifically support the underlying insurance products (see the discussion of annuities and GIC's in "Life Insurance" above). Approximately 88%, or $5.2 billion, of Separate Account investments are used to fund GIC's; the remaining investments are used to fund variable products. Approximately 88% of the GIC investment portfolio is comprised of taxable fixed income securities. The quality of the GIC fixed income portfolio is as follows (see Note on page 15):

                                                                December 31,
                                                            --------------------
                                                             1994           1993
                                                            --------------------

AAA ..................................................        49%            44%
AA ...................................................         5              6
A ....................................................        13             18
BBB ..................................................         9             13
Below BBB ............................................        24             19
                                                             ------------------
     Total ...........................................       100%           100%
                                                             ==================

  Note: The bond ratings shown in the two tables above are primarily from Standard & Poor's (95% of the general account portfolio and 94% of the GIC portfolio in 1994). In the case of private placements and other unrated securities, comparable internal ratings are developed by CNA. These ratings are derived by management using available information on the issuer to assess the credit risk. Reference also may be made to similar instruments of the issuer that are rated by Standard & Poor's. In the case of unrated municipal bonds, an AAA rating may be assigned to issues with financial guarantee insurance.

  CNA actively manages its high yield bonds and maintains the level of such investments at prudent levels. In 1994, the level of high yield investments within the GIC portfolio increased $34 million to $1.1 billion at year end. This increase is a result of the relative attractiveness of the high yield investment market in comparison to other investment opportunities during the year. Although the level of high yield investments has increased, the components of the high yield portfolio have shifted toward lower risk issues, with B and BB rated bonds comprising 95% of the high yield portfolio at December 31, 1994, compared to 91% at the end of 1993 and 82% at the end of 1992. High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products, Further, CNA's investment in real estate and mortgage loans amounted to less than one-half of one percent of its total assets, substantially below industry averages.

  At December 31, 1994 and 1993, high yield securities within the general and GIC portfolios were carried at fair value and amounted to $2.1 and $1.8 billion, respectively. Amortized cost exceeded market value for high yield securities by approximately $138 million at December 31, 1994 compared to December 31, 1993 when market value exceeded amortized cost by $72 million.

  Included in CNA's 1994 AAA-rated fixed income securities (general and GIC portfolios) are $4.6 billion of asset-backed securities, consisting of approximately 50% in collateralized mortgage obligations ("CMO's"), 34% in U.S. government agency issued pass-through certificates, and 16% in corporate asset-backed obligations. The majority of CMO's held are U.S. government agency issues which are actively traded in liquid markets and are priced monthly by broker-dealers. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. CNA generally does not invest in complex mortgage derivatives without readily ascertainable market prices.

                                    OTHER

  Competition: All aspects of the insurance business are highly competitive. CNA's insurance operations compete with a large number of stock and mutual insurance companies and other entities for both producers and customers and must continuously allocate resources to refine and improve insurance products and services. There are approximately 3,900 companies that sell property and casualty insurance in the United States, about 900 of which operate in all or most states. CCC is ranked as the sixth largest property and casualty insurance organization based on statutory net premiums written in 1993. There are approximately 1,800 companies selling life insurance (including health insurance and pension products) in the United States. CAC is ranked as the twenty-third largest life insurance organization based on consolidated statutory premium revenue in 1993.

  Dividends by Insurance Subsidiaries: The payment of dividends to CNA by its insurance affiliates without prior approval of the Illinois Insurance Department ("IID") is limited to formula amounts determined in accordance with the accounting practices prescribed or permitted by the IID. The current formula limits dividends, without approval of the insurance commissioner, to the greater of 10% of prior year statutory surplus or prior year statutory net income less the aggregate of all dividends paid during the twelve months prior to the date of payment. For 1995, approximately $336 million in dividends could be paid to CNA by its insurance affiliates without prior approval. The National Association of Insurance Commissioners ("NAIC") Financial Regulation Standards and Accreditation Committee approved the Illinois dividend formula as complying with the NAIC Model Dividend Law. All dividends must be reported to the insurance department within five business days of declaration and ten days prior to payment.

  Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative power relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, maintaining guarantee funds, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type and amount of investments permitted. Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.

  The trend for legislation and voter initiatives continues, particularly for personal lines products, directly impacting insurance rate development, rate application and the ability of insurers to cancel or renew insurance policies. Restrictions on the consideration of certain expenses, limits on services provided by advisory organizations and politically suppressed workers' compensation rates in certain states continue to be of concern.

  Insurers are also required by the states to provide coverage to risks which would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage which must be provided to such involuntary risks. CNA's insurance subsidiaries share of these involuntary risks is generally a function of their respective share of the voluntary market by line of insurance in each state.

  In recent years, insolvencies of a few large insurers previously believed to be on solid financial ground by many rating agencies and state regulators led to increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress. Had Congress formally adopted initiatives in the 103rd Congress, insurers would have been subject to federal solvency regulation. In response to this challenge the NAIC developed industry minimum Risk-Based Capital ("RBC") requirements, established a formal state accreditation process designed to minimize the diversity of approved statutory accounting and actuarial practices, and has increased the annual statutory statement disclosure requirements.

  RBC requirements were first effective for life insurers in 1993 and for property and casualty insurers in 1994. The RBC formulas were designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and insurance) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding action that the state insurance departments should initiate. The level of capital adequacy below which insurance departments would take action is defined as the Company Action Level. As of December 31, 1994, all of CNA's life insurance affiliates, and property and casualty domestic affiliates have adjusted capital amounts in excess of NAIC Company Action Levels.

  The NAIC established minimum capital requirements, and also maintains the Insurance Regulatory Information System ("IRIS"), which assists state insurance departments in overseeing the financial condition of both life and property and casualty insurers. These tests are in the form of ratios, and have a range of results characterized as "usual" by the NAIC. The NAIC IRIS user guide regarding these ratios specifically states that "Falling outside the usual range is not considered a failing result..." and "...in some years it may not be unusual for financially sound companies to have several ratios with results outside the usual range." It is important, therefore, that IRIS ratio test results be reviewed carefully in conjunction with all other financial information.

  CCC had one IRIS ratio with an unusual value in 1994, three in 1993 and four in 1992. The ratio with an unusual value in 1994 is the two year overall operating ratio. The three IRIS ratios with unusual values in 1993 were the two year overall operating, investment yield, and the two year reserve development ratios. The four IRIS ratios with unusual values in 1992 were the two year overall operating, the change in surplus, and both the one and two year reserve development ratios. Catastrophe losses and reserve increases associated with Fibreboard Corporation litigation (see Note 18 of the Notes to Consolidated Financial Statements) recognized in 1992 and 1993 triggered the unusual values for the operating ratios generated in 1993 and 1994 and development ratios generated in 1993. Additionally, lower interest rates in the capital markets in 1993, coupled with a proportionately large short-term investment portfolio, triggered the unusual value for the investment yield ratio.

  CAC had no IRIS ratios with unusual values in 1994. CAC had two unusual values for IRIS ratios in 1993, net gain to total income and change in net written premium and one unusual value for IRIS ratios in 1992, net gain to total income. CAC's reported statutory net income was adversely affected in both 1993 and 1992 by the transfer of significant realized capital gains to the Interest Maintenance Reserve and depressed investment earnings. The unusual value for change in premium ratio primarily relates to decreases in the Separate Account annuity products fund deposits.

  Federal measures, which if reintroduced in the 104th Congress and enacted would significantly affect the insurance business, include proposals for directly regulating insurance company solvency as well as repeal of the McCarran-Ferguson Act. This Act exempts certain aspects of insurance from federal regulation to the extent regulated by the states. The potential for federal health care reform has been widely publicized and debated over the past year. Although legislative reforms were not enacted in 1994, some health care reform could emerge in 1995. Possible reforms include legislation affecting tort reform, medical malpractice, insurance market reforms and tax laws affecting health care and long term care benefits.

  Although the courts and legislatures are often asked to expand liability, there is a growing trend among business and professional organizations to wage campaigns, which in several instances have been successful, aimed at limiting their liability risks. Several states have adopted and some are considering "tort reform" measures which, among other things, limit non-economic and punitive damages and otherwise limit damage awards in product liability and malpractice cases. The U.S. House of Representatives has passed three bills providing for significant tort reform. The passage of these bills, in their present form, by the Senate is uncertain.

  Reinsurance: CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk.

  The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois, CNA receives collateral, primarily in the form of bank letters of credit, securing a large portion of the recoverables. Such collateral totaled approximately $165 and $155 million at December 31, 1994 and 1993, respectively. CNA's largest recoverable, including prepaid reinsurance premiums, was approximately $348 and $484 million with Lloyd's of London at December 31, 1994 and 1993, respectively.

  Properties: CNA Plaza, owned by CAC, is a 1,421,000 square foot office complex located at 333 S. Wabash, Chicago, Illinois. The forty-five story office building serves as the home office for CNA and its insurance subsidiaries. An adjacent building (a 614,000 square foot building located at 55 E. Jackson Blvd.), jointly owned by CCC and CAC, is partially situated on grounds under leases expiring in 2058. Approximately 35% of the adjacent building is leased to non-affiliates.

  CNA also maintains four regional offices and forty branch offices and processing centers in major cities throughout the United States. This office space is leased except for offices located in three CNA owned buildings.

                               LORILLARD, INC.

  The Company's wholly owned subsidiary, Lorillard, Inc. ("Lorillard"), is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent and True. Lorillard's largest selling brands are the Newport and Kent brands, which accounted for approximately 69% and 13%, respectively, of Lorillard's sales in 1994. Substantially all of Lorillard's sales are in the United States. Lorillard's major trademarks outside of the United States were sold in 1977. Lorillard accounted for 14.29%, 13.95% and 15.96% of the Company's total revenue for the years ended December 31, 1994, 1993 and 1992, respectively.

  Smoking and Health and Related Matters: For a number of years reports of the asserted harmful health effects of cigarette smoking have engendered significant adverse publicity for the cigarette industry, have caused a decline in the social acceptability of cigarette smoking and have resulted in the implementation of numerous restrictions on the marketing, advertising and use of cigarettes. Along with significant increases in federal and state excise taxes on cigarettes, these actions have, and are likely to continue to have, an adverse effect on cigarette sales.

  As a result of the growing concern over the asserted health effects of smoking, in recent years the number of lawsuits against tobacco companies seeking damages related to health effects alleged to have resulted from cigarette smoking or exposure to cigarette smoking has increased. For additional discussion of legal proceedings relating to Lorillard and the tobacco industry, see Note 18 of the Notes to Consolidated Financial Statements.

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

  Studies with respect to the alleged health risk to nonsmokers of environmental tobacco smoke ("ETS") have received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that ETS puts nonsmokers at an increased risk of lung cancer and respiratory illness. In January 1993, the United States Environmental Protection Agency released a report (the "EPA Risk Assessment") concluding that ETS is a human lung carcinogen in adults, causes increased respiratory tract disease, middle ear disorders and increases the severity and frequency of asthma in children.

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

  From time to time, bills have been introduced in Congress, among other things, to end or limit the price supports for leaf tobacco; to prohibit all tobacco advertising and promotion; to require new health warnings on cigarette packages and advertising; to subject cigarettes generally to regulation under the Consumer Products Safety Act; to authorize the establishment of various anti-smoking education programs; to provide that current federal smoking legislation should not be construed to relieve any person of liability under common or state law; to permit state and local governments to restrict the sale and distribution of cigarettes and the placement of billboard and transit advertising of tobacco products; to provide that cigarette advertising not be a deductible business expense; to tax cigarettes on the basis of their "tar" and nicotine content; to require the FTC to promulgate standards establishing maximum acceptable levels of "tar," nicotine and "other incriminated agents" in cigarettes; to prohibit the mailing of unsolicited samples of cigarettes; to impose an additional excise tax on cigarettes; to require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing; and to subject cigarettes to regulation in various ways by the U.S. Department of Health and Human Services, including regulation by the Food and Drug Administration.

  Early in 1994, and in connection with one such bill, the Energy and Commerce Subcommittee on Health and the Environment of the U.S. House of Representatives (the "Subcommittee") began consideration of various legislative proposals concerning regulation of cigarettes, and launched an oversight investigation into tobacco products, including possible regulation of nicotine-containing cigarettes as drugs. Following the November 1994 elections, the incoming Chairman of the Energy and Commerce Committee indicated that this investigation by the Subcommittee would not continue, and on December 20, 1994 the outgoing majority staff of the Subcommittee issued two final reports. One of these reports questioned the scientific practices of what it characterized as the tobacco industry's "long-running campaign" related to ETS, but reached no final conclusions. The second report asserted that documents obtained from American Tobacco Company, a competitor of Lorillard's, "reflect an intense research and commercial interest in nicotine."

  The Food and Drug Administration of the U.S. Department of Health & Human Services (the "FDA") in 1994 also began investigating whether that agency should regulate nicotine-containing cigarettes as drugs, and this investigation is continuing. It is impossible at this time to predict the ultimate outcome of the FDA's investigation.

  These investigations have included requests to Lorillard and other cigarette manufacturers for documents and information, and with respect to the Subcommittee investigation, have included hearings at which representatives of Lorillard and other cigarette manufacturers have testified.

  On June 6, 1994, the Office on Smoking and Health of the Centers for Disease Control and Prevention of the Department of Health & Human Services, requested that Lorillard and the other major U.S. cigarette manufacturers voluntarily submit to that office certain information regarding cigarette ingredients. On September 21, 1994, Lorillard submitted information and materials in response to this request, with the understanding that it be treated as confidential. It is impossible at this time to predict the ultimate outcome of this inquiry.

  In 1994, the Occupational Safety and Health Administration published proposed rulemaking on air quality in indoor workplaces. The proposed rule would require employers in the United States to prohibit smoking indoors or to restrict smoking to a separate room with outside exhaust and negative air pressure. A period of public comment on the proposed rules has ended. Hearings on the proposed rule were conducted in late 1994 and early 1995. It is impossible at this time to predict whether or in what form the proposed rules will be adopted.

  Certain of these and other laws, regulations and policies intended to prohibit, restrict or discourage smoking being proposed or considered by various federal, state and local governments and agencies could, if adopted, have a material adverse effect on the financial condition and results of operations of the Company.

  Advertising and Sales Promotion: Lorillard's principal brands are advertised and promoted extensively. Introduction of new brands, brand extensions and packings require the expenditures of substantial sums for advertising and sales promotion, with no assurance of consumer acceptance. The advertising media presently used by Lorillard include magazines, newspapers, out-of-home advertising, direct mail and point-of-sale display materials. Sales promotion activities are conducted by distribution of samples and store coupons, point-of-sale display advertising, advertising of promotions in print media, and personal contact with distributors, retailers and consumers.

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

  Due to the varying size and quality of annual crops and other economic factors, tobacco prices in the past have been subject to fluctuation. Among the economic factors are federal government control of acreage and poundage in the flue-cured producing areas and poundage control in the burley areas. These controls together with support prices have substantially affected the market prices of tobacco. The approximate average auction prices per pound for flue-cured tobacco were $1.681 in 1993 and $1.703 in 1994 and for burley tobacco were $1.816 in 1993 and $1.842 in 1994. The prices paid by Lorillard have generally been consistent with this trend. Lorillard believes that its current leaf inventories are adequately balanced for its present production requirements. Because the process of aging tobacco normally requires approximately two years, Lorillard at all times has on hand large quantities of leaf tobacco. See Note 1 of the Notes to Consolidated Financial Statements, under Item 8 below, for inventory costing method.

  Prices: During 1994, the wholesale price of Lorillard's king size and 100/120 millimeter cigarettes remained unchanged.

  Taxes: Federal excise taxes included in the price of cigarettes are $12.00 per thousand cigarettes. Excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. The state taxes generally range from 2.5 cents to 75 cents per package of twenty cigarettes.

  Properties: The properties of Lorillard are employed principally in the processing and storage of tobacco and in the manufacture and storage of cigarettes. Its principal properties are owned in fee. With minor exceptions, all machinery used by Lorillard is owned by it. All properties are in good condition. Lorillard's manufacturing plant is located on approximately 79 acres in Greensboro, North Carolina. This 942,600 square foot plant contains modern high speed cigarette manufacturing machinery. A warehouse was added in early 1995 with shipping and receiving areas totaling 54,800 square feet. Lorillard also has facilities for receiving, processing and storing leaf tobacco in Danville, Virginia, containing approximately 1,500,000 square feet. A modern research facility containing approximately 82,000 square feet is also located at Greensboro.

  Lorillard leases a corporate office in Orangeburg, New York, an executive office in New York City and sales offices in major cities throughout the United States.

  Competition: Substantially all of Lorillard's products are sold within the United States in highly competitive markets where its principal competitors are the four other major U.S. cigarette manufacturers (Philip Morris, R.J. Reynolds ("RJR"), Brown & Williamson and Liggett Group). A fifth competitor, American Tobacco Company, was acquired in December 1994 by the parent of Brown and Williamson. According to the Maxwell Consumer Report, a quarterly statistical survey of the cigarette industry, in calendar year 1994 American Tobacco Company and Brown & Williamson accounted for 7.4% and 11.3%, respectively, of the U.S. cigarette market. For that year, Lorillard ranked fourth in the industry with a 7.5% share of the market, based upon the Maxwell Consumer Report. Philip Morris and RJR accounted for approximately 44.8% and 26.7%, respectively, of the U.S. cigarette market, according to the Maxwell Consumer Report.

  The following table sets forth cigarette sales in the United States by the industry and by Lorillard, as reported in the Maxwell Consumer Report. This table indicates the relative position of Lorillard in the industry:

                                              Industry    Lorillard   Lorillard
            Calendar Year                       (000)       (000)    to Industry
--------------------------------------------------------------------------------

1994 .................................       489,600,000  36,610,000     7.5%
1993 .................................       461,180,000  32,650,000     7.1%
1992 .................................       506,950,000  36,540,000     7.2%

---------------
  The Bureau of Alcohol, Tobacco and Firearms reports Lorillard's share of total taxable factory removals of all cigarettes to be 7.1% and 7.2% for 1993 and 1992, respectively. Data for 1994 is not currently available.

  The Maxwell Consumer Report divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. According to the Maxwell Consumer Report the reduced price segment decreased in 1994 to approximately 32.5% from approximately 36.8% of the market in 1993. Virtually all of Lorillard's sales are in the premium price segment where Lorillard's share decreased from 10.7% in 1993 to 10.6% in 1994, according to the Maxwell Consumer Report.

                       LOEWS HOTELS HOLDING CORPORATION

  The subsidiaries of Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary of the Company, presently operate the following 14 hotels. Loews Hotels accounted for 1.61%, 1.35% and 1.47% of the Company's total revenue for the years ended December 31, 1994, 1993 and 1992, respectively.

                                               Number of
                                              Rooms (Year
   Name and Location               Type         Opened)          Owned, Leased or Managed
-------------------------------------------------------------------------------------------------
Loews Anatole                Luxury              1,620      Management contract expiring 2000 (5)
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

  (4) A dispute is pending concerning this lease in relation to, among other things, rent payable under the lease and a contention by the ground lessor that the lease was not properly renewed for periods subsequent to 1990. In 1994, an arbitral tribunal rendered a decision favorable to Loews Hotels on these issues.
The ground lessor has continued proceedings which, among other things, challenge the effect of certain aspects of the arbitral award.
  (5) The hotel owner has advised Loews Hotels of its exercise of the right to terminate this contract on or about June 1, 1995.

  Loews Hotels has recently entered into an agreement to acquire a 154 room hotel in Montreal, Canada. This acquisition is expected to be consummated in March 1995.

  The hotels which are operated by Loews Hotels contain shops, a variety of restaurants and lounges, and some contain parking facilities, swimming pools, tennis courts and access to golf courses and, in the case of the Monte Carlo hotel, a casino.

  The hotels owned by Loews Hotels are subject to mortgage indebtedness aggregating approximately $42,028,000 at December 31, 1994 with interest rates ranging from 9% to 11%, and maturing between 1997 and 1999. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $7,076,000 for the year ended December 31, 1994.

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

                               BULOVA CORPORATION

  Bulova Corporation ("Bulova") is engaged in the distribution and sale of watches, clocks and watch parts for consumer use. Bulova accounted for 1.12%, 1.12% and 1.32% of the Company's total revenue for the years ended December 31, 1994, 1993 and 1992, respectively.

  Bulova distributes and sells analog and analog-digital quartz crystal watches, jewelry and various types of clocks. All watches and clocks are purchased from foreign suppliers. Watches are sold by Bulova principally in the United States and Canada. In most other areas of the world Bulova has appointed licensees who market watches under Bulova's trademarks in return for a royalty. The business is seasonal, with the greatest sales coming in the third and fourth quarters in expectation of the holiday selling season. The business is intensely competitive. The principal methods of competition are price, styling, aftersale service, warranty and product performance.

  In January 1995, Bulova sold its industrial and defense products segment for $20,810,000 in cash and will report a small gain on disposition in the first quarter of 1995. This segment's sales accounted for approximately 36% of Bulova's total sales in 1994.

  Properties: Bulova leases its facilities which consist of an 80,000 square foot plant in Woodside, New York for its principal executive and sales office, watch distribution, service and warehouse purposes, a 71,000 square foot plant in Maspeth, New York for clock service and warehouse purposes and a 25,000 square foot plant in Toronto, Canada for watch and clock sales and service.

                         DIAMOND OFFSHORE DRILLING, INC.

  The Company's wholly owned subsidiary, Diamond Offshore Drilling Inc. ("Diamond Offshore"), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used primarily in drilling of oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. The Company entered the drilling business in 1989 through the acquisition of 10 offshore rigs. Land rigs were acquired in 1990. An additional 40 offshore rigs were acquired in January 1992 through the acquisition of Odeco Drilling, Inc. Diamond Offshore accounted for 2.25%, 2.11% and 1.59% of the Company's total revenue for the years ended December 31, 1994, 1993 and 1992, respectively.

  Drilling Units and Equipment: Diamond Offshore currently owns and operates 38 mobile offshore drilling rigs (14 jackup rigs, 23 semisubmersible rigs and one drillship), 10 land rigs and related equipment. An additional three offshore rigs, which are inactive, are currently held for sale. Offshore rigs are mobile units that can be relocated via either self propulsion or by the use of tugs enabling them to be repositioned based on market demand.

  Jackup rigs stand on the ocean floor with their drilling platforms "jacked up" on support legs above the water. They are best suited for drilling in water depths of less than 300 feet. Nine of Diamond Offshore's jackup rigs are cantilevered rigs capable of over platform development drilling and workover as well as exploratory drilling. Of Diamond Offshore's 14 jackup rigs, 13 are currently located in the Gulf of Mexico and one is currently in South America.

  Semisubmersible rigs are supported by large pontoons and are partially submerged during drilling for greater stability. They are generally designed for deep water depths of up to 6,000 feet. Diamond Offshore operates three of the world's thirteen fourth-generation semisubmersible rigs. These rigs are equipped with advanced drilling equipment, are capable of operations in ultra deep waters in severe weather environments, and command high premiums from operators. Diamond Offshore's 23 semisubmersible rigs are currently located as follows: 10 in the Gulf of Mexico, four in the North Sea, three in Brazil, one in Trinidad, four in Southeast Asia and one in the Black Sea.

  Diamond Offshore's drillship is self-propelled and designed to drill in deep water. Shaped like a conventional vessel, it is the most mobile of the major rig types. Diamond Offshore's drillship is located in Southeast Asia.

  Diamond Offshore's land rigs are all located in Texas and are also capable of mobilizing to different drilling sites.

  Drilling Contracts and Rig Utilization: Contracts for Diamond Offshore's drilling rigs are offered worldwide for either a fixed term, which may range from a few months to several years, or on a well-to-well basis.

  The following table sets forth the size and utilization rate of Diamond Offshore's fleet for the years ended December 31, 1994, 1993 and 1992. The utilization rate for a period is based on the ratio of days in the period during which the rigs were earning revenues to the total days in the period during which the rigs were available to work.

                                                   Years Ended December 31,
                                             -----------------------------------
                                                1994          1993          1992
                                             -----------------------------------

Jackups:
  Rigs in fleet at year-end ..........           14            16            19
  Utilization during the year ........         81.8%         79.6%         57.9%

Semisubmersibles:
  Rigs in fleet at year-end ..........           23            22            26
  Utilization during the year ........         64.1%         71.9%         51.2%

Land:
  Rigs in fleet at year-end ..........           10            19            19
  Utilization during the year ........         60.5%         44.3%         22.5%

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

  Utilization rates declined in 1994 due to the decrease in natural gas prices in the Gulf of Mexico, the oversupply of drilling rigs, and low crude oil prices. These utilization rate declines were the primary cause of continuing depressed conditions in the drilling industry. In view of the worldwide oversupply of rigs and the surplus of oil and natural gas, Diamond Offshore expects that demand and compensation rates for its rigs could remain at depressed levels in 1995 and continue to have a material adverse impact on operations.

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

                                 OTHER INTERESTS

  The Company owns approximately 18% of the outstanding common stock of CBS Inc. ("CBS"). Laurence A. Tisch, Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company, is Chairman, President and Chief Executive Officer of CBS. Preston R. Tisch, Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company, is also a director of CBS.

  The Company also owns a 49% common stock interest in a joint venture which is engaged in the business of owning and operating six large crude oil tankers that are used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

  In addition, the Company owns a 161,000 square foot first class office building which is leased to third parties.

                               EMPLOYEE RELATIONS

  The Company, inclusive of its operating subsidiaries as described below, employed approximately 25,400 persons at December 31, 1994 and considers its employee relations to be satisfactory.

  Lorillard employed approximately 3,700 persons at December 31, 1994. Approximately 1,500 of these employees are represented by labor unions under separate contracts with many local unions expiring at varying times and severally renegotiated and renewed.

  Lorillard has collective bargaining agreements covering hourly rated production and service employees at various Lorillard plants with the Tobacco Workers International Union, the International Brotherhood of Firemen and Oilers, and the International Association of Machinists. Lorillard has experienced satisfactory labor relations and provides a retirement plan, a deferred profit sharing plan, and other benefits for its hourly paid employees who are represented by the foregoing unions.

  Loews Hotels employed approximately 2,700 persons at December 31, 1994, approximately 850 of whom are union members covered under collective bargaining agreements. Loews Hotels has experienced satisfactory labor relations and provides comprehensive benefit plans for its hourly paid employees.

  The Company maintains a retirement plan, group life, disability and health insurance program and a savings plan for salaried employees. Lorillard and Loews Hotels salaried employees also participate in these benefit plans.

  Diamond Offshore employed approximately 2,600 persons at December 31, 1994, approximately 170 of whom are union members. Diamond Offshore has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees.

  CNA and its subsidiaries employ approximately 15,600 persons and have experienced satisfactory labor relations. CNA and its subsidiaries have comprehensive benefit plans for substantially all of their employees, including a retirement plan, a savings plan, a disability program, a group life program and a group health care program.

  Bulova and its subsidiaries (exclusive of 490 persons employed by the industrial & defense business which was sold in January 1995) employ approximately 460 persons, approximately 130 of whom are union members. Bulova and its subsidiaries have experienced satisfactory labor relations. Bulova has comprehensive benefit plans for substantially all employees.

Item 2. Properties.

  Information relating to the properties of Registrant and its subsidiaries is contained under Item 1.

Item 3.  Legal Proceedings.

  1. CNA is involved in various lawsuits involving environmental pollution claims and litigation with Fibreboard Corporation. Information involving such lawsuits is incorporated by reference to Notes 10 and 18 of the Notes to Consolidated Financial Statements in Item 8.

  2. Lorillard is involved in various lawsuits involving tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information involving such lawsuits is incorporated by reference to Note 18 of the Notes to Consolidated Financial Statements in Item 8.

  A grand jury investigation is presently being conducted by the United States Attorney's Office for the Eastern District of New York regarding possible fraud by Lorillard and other tobacco companies relating to smoking and health research undertaken or administered by the Council for Tobacco Research-USA, Inc. Lorillard is unable to predict the outcome of this investigation. An adverse outcome of this investigation could result in criminal, administrative or other proceedings against Lorillard.

  Lorillard received Civil Investigative Demands ("CIDs") in January, June and November 1994 from the Antitrust Division of the United States Department of Justice. The CIDs, which request certain information, documents and testimony, were issued in the course of an antitrust investigation to determine whether
Section 1 of the Sherman Act, 15 U.S.C. Section 1, may have been violated by joint activity to restrain competition in the manufacture and sale of cigarettes with reduced ignition propensity (so-called "fire safe" cigarettes), including joint activity to limit or restrain research and development or product innovation. Lorillard has responded to the CIDs. This investigation is in its preliminary stages and it is impossible at this time to predict its ultimate outcome. An adverse outcome in this investigation could result in other proceedings against Lorillard.

  Management believes that the outcome of these pending investigations should not have a material adverse effect upon the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        First
                                                                        Became
      Name                    Position and Offices Held       Age       Officer
--------------------------------------------------------------------------------
Kenneth Abrams ..........   Vice President-Personnel           61         1975
Gary W. Garson ..........   Vice President and
                             Assistant Secretary               48         1988
Robert J. Hausman .......   Vice President                     71         1973
Barry Hirsch ............   Senior Vice President and
                             Secretary                         61         1971
Herbert C. Hofmann ......   Senior Vice President              52         1979
John J. Kenny ...........   Treasurer                          57         1991
Guy A. Kwan .............   Controller                         52         1987
John G. Malino ..........   Vice President-Real Estate         55         1985
Stuart B. Opotowsky .....   Vice President-Tax                 60         1987
Richard E. Piluso .......   Vice President-Internal Audit      56         1990
Roy E. Posner ...........   Senior Vice President and
                             Chief Financial Officer           61         1973
Dennis Smith ............   Vice President-Management
                             Information Services              48         1990
James S. Tisch ..........   President and Chief
                             Operating Officer                 42         1981
Jonathan M. Tisch .......   Vice President                     41         1987
Laurence A. Tisch .......   Co-Chairman of the Board and
                             Co-Chief Executive Officer        72         1959
Preston R. Tisch ........   Co-Chairman of the Board and
                             Co-Chief Executive Officer        68         1960

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
 Matters.

Price Range of Common Stock

  Loews Corporation's common stock is listed on the New York Stock Exchange. The following table sets forth the reported consolidated tape high and low sales prices in each calendar quarter of 1994 and 1993:

                                      1994                         1993
                              --------------------------------------------------
                               High           Low           High           Low
--------------------------------------------------------------------------------
First Quarter ............    $102.75        $89.25        $120.25        $98.13
Second Quarter ...........      92.88         84.50         110.88         92.75
Third Quarter ............      93.88         86.13          98.63         86.75
Fourth Quarter ...........      91.50         85.25          98.50         90.50

Dividend Information

  The Company has paid quarterly cash dividends on its common stock in each year since 1967. Regular dividends of $.25 per share of common stock outstanding were paid in each calendar quarter of 1994 and 1993.

Approximate Number of Equity Security Holders

  As of February 24, 1995, the Company had approximately 4,100 holders of record of Common Stock.

Item 6. Selected Financial Data.

                                                       Years Ended December 31,
                                -----------------------------------------------------------------
                                   1994          1993         1992          1991          1990
-------------------------------------------------------------------------------------------------
                                               (In thousands, except per share data)

Results of Operations:
  Revenues ..................   $13,515,201  $13,686,777  $13,691,454   $13,620,264   $12,636,925
  Income (loss) before
   cumulative effect of
   accounting changes .......       267,834      594,121      (22,097)      904,338       804,650
   Per share ................          4.45         9.27         (.33)        13.14         11.01
  Net income ................       267,834      594,121      122,614       904,338       804,650
   Per share ................          4.45         9.27         1.87         13.14         11.01
Financial Position:
  Total assets ..............    50,335,976   45,849,752   43,555,514    42,684,157    38,359,766
  Long-term debt ............     2,144,394    2,195,670    1,759,595     1,944,710     1,826,378
  Shareholders' equity ......     5,405,314    6,127,198    5,526,990     5,667,072     5,043,397
  Cash dividends per share ..          1.00         1.00         1.00          1.00          1.00
  Book value per share ......         91.67        99.59        84.90         84.18         72.13
  Shares of common stock
   outstanding ..............        58,965       61,525       65,099        67,320        69,917

  In 1993 the Company changed its method of accounting for reinsurance contracts and certain investments in debt and equity securities. In 1992 the Company changed its method of accounting for postretirement benefits, income taxes and certain workers' compensation and disability claims. See Note 1 of the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:

Insurance

  Property and casualty and life insurance operations are wholly owned subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 84% owned subsidiary of the Company.
  The prolonged soft market in commercial property and casualty lines that depressed property and casualty earnings last year in much of the insurance industry did not change significantly in 1994. Significant catastrophe claims related to the Northridge earthquake near Los Angeles and severe winter storms in the Northeast and declining bond portfolios due to rising interest rates put additional pressure on the industry. Catastrophe losses for the industry of $14.9 billion have already made 1994 the second worst year on record for catastrophic losses, behind the record $22.9 billion in 1992. The earthquake losses will approach $10.4 billion, more than four times earlier estimates of $2.5 billion.
  On the other hand, the workers' compensation line has improved steadily since 1992. Legislative reforms have cut costs in some states, residual market losses have dropped and insurance regulators have sharpened their focus on workers' compensation fraud.
  In this difficult business climate, CNA remains among the strongest and most competitive multi-line organizations in the insurance industry and remains committed to conservative financial strategies as the foundation for profitable growth.
  In 1994, CNA was impacted by all the industry factors mentioned above. Net income was reduced by substantial catastrophe losses and by realized investment losses due to rising interest rates. However, results were satisfactory in its core businesses. Workers' compensation profitability continued to improve. CNA's new Strategic Business Units ("SBUs") sharpened customer focus, increased efficiencies and strengthened management accountability in all its businesses. SBUs are operating groups dedicated to specific segments of CNA business in commercial, personal, life and health, and specialty insurance.
  Life operations experienced significant growth as a result of new products, with life profitability increasing primarily due to increased investment income and improved mortality experience. Other significant events included continued progress toward a global settlement regarding the Fibreboard asbestos claim and significant merger and acquisition activity resulting in agreements to acquire The Continental Corporation and Alexsis.

  Fibreboard-As described in Note 18 of the Notes to Consolidated Financial Statements, Continental Casualty Company ("Casualty") has greatly reduced a major source of financial uncertainty by reaching a Global Settlement executed in December 1993 to resolve all future asbestos-related bodily injury claims involving Fibreboard Corporation ("Fibreboard"), a former asbestos manufacturer.
  On July 29, 1994 the United States District Court for the Eastern District of Texas preliminarily approved the Global Settlement agreement. A final fairness hearing, to determine whether to approve the Global Settlement agreement, commenced on December 12, 1994. During the hearing various parties presented evidence in opposition to the Global Settlement.
  Also pending in the United States District Court for the Eastern District of Texas is litigation over the Trilateral Agreement. Trial on the issues raised by this agreement occurred on February 13, 1995, with evidence submitted to the Court in opposition to final court approval of the Trilateral Agreement.
  CNA and the other parties to the Global Settlement agreement and the Trilateral Agreement undertook a comprehensive court approved notice program to provide potential claimants information about their rights and possible benefits under the Global Settlement agreement and Trilateral Agreement. Final arguments concerning the Global Settlement agreement occurred on February 27, 1995; the court's rulings are expected in the spring of 1995. No date has been set for final legal arguments for the Trilateral Agreement.

  The Continental Corporation-In the fourth quarter of 1994, CNA reached an agreement to purchase the outstanding shares of common stock of The Continental Corporation ("CIC") through a cash merger for approximately $1.1 billion, or $20 a share. This transaction will create the third largest U.S. property and casualty insurance group and make CNA the seventh largest U.S. insurance organization. This acquisition will be accounted for as a purchase. Accordingly, CIC's results of operations will be included in CNA's consolidated results of operations from the date of acquisition, which is expected in the second quarter of 1995. The transaction closing is subject to the approval of CIC's shareholders and state insurance regulators. CNA and CIC are jointly seeking prompt regulatory approvals. Until the acquisition is complete, CIC will continue to operate independently.
  As part of the CIC transaction, on December 6, 1994, CNA invested $275 million of cash in exchange for sinking fund preferred stock of CIC. At December 31, 1994, this investment is shown in CNA's financial statements as redeemable preferred stock.
  CNA has reached an agreement in principle with a syndicate of banks to provide initial financing through a revolving loan facility. The revolving loan facility will have a maturity of five years without any prepayment restrictions. This loan will allow CNA to consummate the merger and facilitate a smooth transition expeditiously, while providing the needed flexibility to determine the ultimate capital structure at a time when it is advantageous to raise debt or a combination of debt and equity in the capital markets.
  CIC, with approximately 8,000 employees, is headquartered in New York. It is the 11th largest U.S. property and casualty insurance company based on 1993 premium volume, with revenues and net loss for the year ended December 31, 1994 of approximately $5.1 billion and $602.9 million, respectively. Total assets are approximately $16.0 billion at December 31, 1994.
  CIC's business strengths are in its package policies for commercial and personal lines and its specialty lines business.
  There will be market efficiencies and economies of scale in many of the product lines both companies write. CNA will be integrating the best features of both companies. CIC has established expertise and market position in the higher margin specialty lines that complement CNA's specialty lines. In personal lines, the combined businesses will create the critical mass needed to be a very low cost producer. CIC's commercial distribution system will enhance CNA's network of strong agency relationships.
  In 1995, CNA's major priority will be integrating CIC, while continuing to keep CNA's current businesses running smoothly. Transition planning teams will take up this challenge. The transition organization is designed with an overall management structure similar to what CIC and CNA currently have in place, a structure of business units that have a high degree of independence, but share centralized services where it is more efficient.

  Alexsis-CNA's Continental Casualty subsidiary has acquired the stock of Alexsis Inc. and related entities ("Alexsis"), wholly owned subsidiaries of Alexander & Alexander Services, Inc., for approximately $45 million in cash, under a definitive agreement signed on January 16, 1995.
  Alexsis is one of the country's three largest property and casualty third-party administrators ("TPA") with 1994 revenues of more than $100 million and 1,300 employees. Alexsis customers are large organizations that fully or partially self-insure their risks and separately purchase specific administrative services, such as claims administration, from TPA's. The acquisition closed February 28, 1995.

  CNA's property and casualty insurance subsidiaries statutory surplus grew from $3.1 billion in 1989 to $3.9 billion in 1991. In 1992, property and casualty surplus declined to $3.1 billion primarily due to $1.5 billion in asbestos reserve increases, partially offset by accounting changes described in Note 1 of the Notes to Consolidated Financial Statements. In 1993, property and casualty surplus rose to approximately $3.6 billion despite another $500 million increase in asbestos reserves relating to Fibreboard. In 1994 surplus declined to $3.4 billion, primarily attributable to realized losses. Statutory surplus of CNA's life insurance subsidiaries grew from $786 million at December 31, 1989 to more than $1 billion at December 31, 1994.
  Included in the property and casualty surplus increases are capital contributions from CNA to Casualty of $475 million in 1993, $120 million in 1990 and $200 million in 1989. Dividends of $175, $150, $100, $130 and $100 million were paid to CNA by Casualty in 1994, 1993, 1992, 1991 and 1989, respectively.
  Life statutory surplus includes capital contributions from Casualty to Continental Assurance Company of $100 and $130 million, in 1990 and 1989, respectively.
  CNA's investment portfolio increased by $1.6 billion, or 6.2%, to $26.9 billion, primarily as a result of securities lending activity of $1.9 billion where CNA sells securities to brokers while agreeing to repurchase them at a future date. This increase was partially offset by a decline in fair values of fixed income securities due to rising interest rates.
  The liquidity requirements of CNA have been met primarily by funds generated from operations. The principal operating cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
  For the year ended December 31, 1994, CNA's operating activities generated net cash flows of $1.0 billion compared to $1.3 billion in 1993 and $1.0 billion in 1992. The decrease in cash flow, as compared with 1993, is due primarily to Fibreboard claim payments, catastrophe claim payments, and a decline in federal income tax recoveries. CNA believes that future liquidity needs will be met primarily from operations, other than for financing needs related to the CIC acquisition.
  Additional sources of cash flow include sales and maturities of investments, and financing activities. Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold, and the tax attributes of the various types of marketable investments.

Cigarettes

  Lorillard, Inc. and subsidiaries ("Lorillard").
  Funds from operations continue to exceed operating requirements. Lorillard generated net cash flow from operations of approximately $364 million for the year ended December 31, 1994, compared to $538 million for the prior year. No material capital expenditures are anticipated during 1995.
  For a number of years through 1992 leading cigarette marketers, including Lorillard, had increased the price of their premium brands. For the period 1982 to 1992 the annual price increase for Lorillard's premium brands averaged approximately 10%. Lorillard's cash flows from operations during this period benefited significantly from these price increases since virtually all of Lorillard's sales are in the premium priced segment, with Newport accounting for more than two-thirds of Lorillard's total unit sales.
  Effective August 9, 1993 in response to new lower pricing policies and promotions by its competitors, Lorillard reduced its premium brand wholesale cigarette unit prices by approximately 25% to maintain its competitive position. These price moves have established two price tiers for the industry, eliminating much of the price confusion in the market place, and substantially narrowing the price gap between premium and discount cigarettes. These developments appear to have slowed the rapid growth of discount cigarettes. While promotional spending can be reduced, the new lower pricing has resulted in a reduction of Lorillard's revenues, income contribution and cash flow.
  A number of lawsuits have been filed against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or exposure to tobacco smoke. In several of these cases the Company is named as a defendant. Pending litigation includes actions commenced by individuals, purported class actions and actions brought by state governments, most of which claim very substantial damages. These actions are described in Note 18 of the Notes to Consolidated Financial Statements.

Hotels

  Loews Hotels Holding Corporation and subsidiaries.
  Funds from operations continue to exceed operating requirements. Funds for capital expenditures and working capital requirements are expected to be provided from operations. Funds for any hotel acquisitions would be expected to be provided through the Company.

Watches and Other Timing Devices

  Bulova Corporation and subsidiaries ("Bulova"). Bulova is a 97% owned subsidiary of the Company.
  On January 17, 1995, Bulova sold its industrial and defense manufacturing business, Bulova Technologies, Inc., for $20,810,000 in cash. Bulova used $18 million of proceeds to repay its advance from the Company. The sale will result in a small gain to be recorded in the first quarter of 1995.
  Competition and oversupply of watch products continue to adversely affect Bulova. Bulova may require working capital advances from the Company from time to time. While the Company has no obligation to enter into or maintain arrangements for any funding requirements, it is anticipated that it would be provided through various arrangements with Bulova.

Drilling

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Oversupply of drilling rigs and low gas and crude oil prices continue to depress conditions in the drilling industry and to adversely impact Diamond Offshore. Although funds for future capital expenditures and working capital requirements are expected to be provided from operations, Diamond Offshore may require additional advances from the Company due to the cyclical nature of the industry.

Parent Company

  In September 1994 the Company received approximately $270.4 million cash proceeds related to CBS's offer to its shareholders to purchase shares of its common stock.
  During 1994 the Company purchased 2,559,800 shares of its outstanding Common Stock at an aggregate cost of approximately $226.9 million. The funds required for such purchases were provided from working capital. Depending on market conditions, the Company from time to time may purchase additional shares in the open market or otherwise. In addition, during the year the Company purchased 641,500 shares of CNA's outstanding common stock at an aggregate cost of approximately $39.3 million.
  The Company continues to seek expansion of existing businesses and acquisitions of new businesses; however, it will continue to resist marginal acquisitions.

Investments:

Insurance

  CNA's general account investment portfolio is managed to maximize after-tax investment return, while minimizing credit risks with investments concentrated in high quality securities to support its insurance underwriting operations.
  CNA has the capacity to hold its fixed income portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, or other similar factors. Accordingly, the fixed income securities are classified as available for sale.
  During 1994, consolidated investments increased $1.6 billion to $26.9 billion. This increase was the result of securities lending activity of $1.9 billion where CNA sells securities to brokers while agreeing to repurchase them at a future date. This increase was partially offset by a decline in fair values of fixed income securities due to rising interest rates.
  The general account portfolio consists primarily of high quality marketable debt securities, 95% of which are rated as investment grade. At December 31, 1994, tax exempt securities and short-term investments comprised approximately 13% and 18%, respectively, of the general account's total investment portfolio compared to 19% and 28%, respectively, at December 31, 1993. At December 31, 1994 and 1993, short-term investments primarily consisted of U.S. Treasury bills and commercial paper.
  As of December 31, 1994 CNA's general account investments in bonds and redeemable preferred stocks were carried at a fair value of $20.8 billion, compared to $17.6 billion at December 31, 1993. At December 31, 1994, net unrealized losses on fixed income securities amounted to approximately $795 million. This compares to $504 and $846 million of net unrealized gains at December 31, 1993 and 1992, respectively. The gross unrealized gains and losses for the fixed income securities portfolio at December 31, 1994 were $194 and $989 million, respectively, compared to $564 and $60 million, respectively, at December 31, 1993.
  Net unrealized losses on general account bonds at December 31, 1994 include net unrealized losses on high yield securities of $30 million, compared to net unrealized gains of $15 million at December 31, 1993. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Carrying values of high yield securities in the general account were $1.0 billion at December 31, 1994, compared to $727 million at December 31, 1993.
  At December 31, 1994, total Separate Account cash and investments amounted to $6.1 billion with taxable debt securities representing approximately 88% of the Separate Accounts portfolio. Approximately 88% of Separate Account investments are used to fund guaranteed investment contracts ("GIC's") for which Continental Assurance Company guarantees principal and a specified return to the contractholders. Securities included in the GIC portfolio are matched with the corresponding liability in the GIC contract. At December 31, 1994, all fixed income securities in the GIC portfolio were carried at fair value and amounted to $4.6 billion. At December 31, 1994, net unrealized losses on fixed income securities amounted to approximately $195 million. This compares to $148 and $158 million of net unrealized gains at December 31, 1993 and 1992, respectively. The gross unrealized gains and losses for the fixed income securities portfolio at December 31, 1994, were $34 and $229 million, respectively, compared to $163 and $15 million, respectively, at December 31, 1993.
  High yield securities in the GIC portfolio are carried at fair value and amounted to $1.1 billion at December 31, 1994 and 1993. Net unrealized losses on high yield securities held in such Separate Accounts were $108 million at December 31, 1994, compared to net unrealized gains of $56 and $28 million at December 31, 1993 and 1992, respectively.
  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of December 31, 1994, CNA's concentration in high yield bonds including Separate Accounts was approximately 4.8% of its total assets.
  Included in CNA's fixed income securities at December 31, 1994 (general and GIC portfolios) are $4.6 billion of asset-backed securities, consisting of approximately 34% in U.S. government agency issued pass-through certificates, 50% in collateralized mortgage obligations ("CMO's"), and 16% in corporate asset-backed obligations. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets and are priced by broker-dealers. At December 31, 1994, the amortized cost was in excess of the fair value of asset-backed securities by approximately $181 million, as compared to fair value in excess of amortized cost by approximately $87 million for the comparable period a year ago. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. CNA avoids investments in complex mortgage derivatives without readily ascertainable market prices.
  Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At December 31, 1994, 64% of the general account's debt securities portfolio was invested in U.S. government and affiliated securities, 18% in other AAA rated securities and 11% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 29% U.S. government and affiliated securities, 20% other AAA rated securities and 18% in AA and A rated securities. These ratings are primarily from Standard & Poor's (95% of the general account portfolio and 94% of the GIC portfolio). In addition, CNA's investment in mortgage loans and real estate are substantially below the industry average.
  CNA holds a small amount of derivative instruments for purposes of enhancing income and total return. The derivative instruments are marked to market and reported as realized investment gains and losses. CNA's investment in, and risk in relation to, derivative instruments are not significant.

Other

  Investment activities of non-insurance companies include investments in fixed maturities securities, equity securities, derivative instruments and short-term investments. Derivative instruments are marked to market and reported as realized investment gains or losses in the income statement. The remaining securities are carried at fair value with a net unrealized gain of $146.2 million at December 31, 1994, compared to $151.9 million at December 31, 1993.
  The Company invests in certain derivative instruments for income enhancements as part of its portfolio management strategy. These instruments include various swaps, forwards and futures contracts as well as both purchased and written options.
  These investments subject the Company to market risk for positions where the Company does not hold an offsetting security. The Company controls this risk through monitoring procedures which include daily detailed reports of existing positions and valuation fluctuations. These reports are reviewed by members of senior management to ensure that open positions are consistent with the Company's portfolio strategy.
  The credit exposure associated with these instruments is generally limited to the positive market value of the instruments and will vary based on changes in market prices. The Company enters into these transactions with large financial institutions and considers the risk of nonperformance to be remote. In addition, the amounts subject to credit risk are substantially mitigated by collateral requirements in many of these transactions.
  The Company does not believe that any of the derivative instruments utilized by it are unusually complex or volatile, or expose the Company to a higher degree of risk. These derivative instruments have not had, and are expected not to have, an adverse impact on the results of operations. See Note 5 of the Notes to Consolidated Financial Statements for additional information with respect to derivative instruments, including recognized gains and losses on these instruments.
  The Company's short-term investments portfolio included $2.1 billion of proceeds from securities sold under agreements to repurchase at December 31, 1994. These proceeds have been invested in U.S. government treasury securities. The cost is approximately equivalent to fair value at December 31, 1994 due to the Company repositioning this portfolio in December. The Company has recognized gross realized investment losses of $154.8 million. This loss reflects the impact that rising interest rates has had on the Company's U.S. government portfolio.

Results of Operations:

  Revenues declined by $171.6 and $176.3 million, or 1.3% in each case as compared to 1993 and 1992, respectively. Income before accounting changes decreased by $326.3 million, or 54.9%, and increased by $289.9 million as compared to 1993 and 1992, respectively.

Insurance

  Property and casualty revenues decreased by $71.3 million, or 0.9%, and increased by $139.7 million, or 1.8%, as compared to 1993 and 1992, respectively.
  Property and casualty premium revenues increased by $563.5 and $485.0 million, or 9.0% and 7.6%, as compared to 1993 and 1992, respectively. Property and casualty earned premiums were $6.8 billion up 9.0% from the $6.3 billion earned in 1993 and up 7.6% from 1992. The 1994 earned premium increase was principally attributable to increases in medium commercial accounts ($211 million), group accident and health ($132 million), professional liability ($138 million), and international reinsurance ($65 million). In addition, involuntary risks premium was $84 million above the prior year. Property and casualty investment income was up 17.0% from the $1.1 billion reported in 1993 and up 1.3% from 1992. Investment income increased primarily due to the continuing increase in interest rates and a decrease in short-term investments (excluding investments relating to loaned securities) from $5.1 billion at December 31, 1993 to $2.3 billion at December 31, 1994.
  Property and casualty underwriting losses were $1.2 billion in 1994, compared to $1.8 and $3.0 billion in 1993 and 1992, respectively. The combined ratio was
115.0 for 1994, compared with 127.3 and 144.8 for 1993 and 1992, respectively. As previously discussed, the primary reason for the 1993 and 1992 poor operating results was the addition of $500 million in underwriting losses related to Fibreboard in 1993 and $1.5 billion in 1992.
  Catastrophe losses (pre-tax) for 1994 were approximately $283 million, compared with $74 million in 1993 and $270 million in 1992. CNA's 1994 catastrophe losses related primarily to the Northridge earthquake near Los Angeles and severe winter storms in the Northeast. While it is too early to estimate the magnitude of the insured losses from the January 17, 1995 earthquake in Kobe, Japan, the amounts are not expected to be significant.
  Property and casualty pre-tax results include losses for involuntary risks of $17.8 million in 1994. Involuntary risk charges were $80.8 and $257.3 million in 1993 and 1992, respectively. The improved results in 1994 are due to the overall improvement in the workers' compensation market over the last two years. Involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers and other involuntary charges. CNA's share of involuntary risks is generally a function of its share of the voluntary market by line of insurance in each state. CNA records the estimated effects of its mandatory participation in residual markets on an accrual basis. These estimates are adjusted as premium, claim and expense activity is received from the residual markets' administrators. CNA records assessments for insolvencies as they are paid rather than on an accrual basis. Such an accrual process would be very difficult, as past experience is not a reliable indicator of future activity. Further, information currently available from all the states' life and property and casualty guarantee funds is fairly limited and would not provide reliable data on which to base an estimated liability. Many states allow recovery of insolvency assessments by a direct offset to premium taxes or a separate policy surcharge. In addition, some states assess prospectively based on current premiums written.
  CNA, consistent with sound insurance reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. These adjustments, referred to as "reserve development," are inevitable given the complexities of the reserving process and are recorded in the income statement in the period the need for the adjustment is determined. The property and casualty underwriting losses include net reserve decreases of $71 million for 1994.
  Results for 1994 also reflect adverse development for asbestos and environmental pollution claims which were offset by favorable development in other lines. Favorable trends were represented primarily by positive severity experience in professional liability lines and improvement in voluntary and involuntary workers' compensation experience, resulting in reserve decreases of $188 and $100 million, respectively.

  Reserve strengthening related to prior years, net of reinsurance recoverable, amounted to $590 and $1,617 million for the years 1993 and 1992, respectively. Reserve development includes strengthening of $37, $601 and $1,689 million for years 1994, 1993 and 1992, respectively, for asbestos claims, primarily representing reserve additions related to the Fibreboard litigation, as discussed previously.
  Adverse reserve development for environmental pollution claim and claim expenses totaled $180, $446 and $48 million, for the years 1994, 1993 and 1992, respectively. Prior to 1993, CNA identified reserves only for reported environmental pollution claims. As of December 31, 1994 and 1993, CNA carried approximately $427 and $340 million, respectively, of claim and claim expense reserves for unreported environmental pollution claims in addition to the $79 and $94 million, respectively, of reserves recorded for reported claims. CNA has not attributed any reinsurance to reserves for unreported claims. The reserves for reported claims cited above are net of reinsurance recoverable of $3 and $5 million at December 31, 1994 and 1993, respectively. See Notes 10 and 18 of the Notes to Consolidated Financial Statements for further discussion of asbestos and environmental pollution exposures.
  In early 1994, Casualty began to reposition its portfolios to longer maturities. The repositioning was undertaken in order to improve future overall investment returns. Casualty reduced its short-term portfolios and purchased five and ten year government securities. Short-term investments (excluding investments relating to loaned securities) for the property and casualty subsidiaries decreased from $5.1 billion at December 31, 1993 to $2.3 billion at December 31, 1994.
  Casualty sold approximately $25.0 billion of fixed income and equity securities in 1994, realizing pre-tax net losses of $167.9 million. Of the securities sold, approximately $15, $7 and $3 billion were from the U.S. Treasury, Government mortgage-backed and tax exempt municipal bond portfolios, respectively.
  CNA sells a variety of individual and group insurance products. The individual and group insurance products currently being marketed consist primarily of term, universal life, participating policies and individual annuity products. Group insurance products include life, accident and health, consisting primarily of major medical and hospitalization, and pension products.
  Life insurance revenues increased by $80.5 and $87.4 million, or 2.9% and 3.1%, as compared to 1993 and 1992, respectively. Life premium revenues increased by $224.4 and $223.8 million, or 9.4% and 9.4%, as compared to 1993 and 1992, respectively. Life investment income increased by approximately 20% for the same reasons described for property and casualty operations. Short-term investments (excluding investments relating to loaned securities) for the life group decreased from $1.2 billion at December 31, 1993 to $260.7 million at December 31, 1994.

Cigarettes

  Revenues increased by $6.7 million, or 0.3%, and decreased by $269.9 million, or 12.3%, as compared to 1993 and 1992, respectively. Income before accounting changes increased by $7.2 million, or 2.1%, and decreased by $176.7 million, or 33.7%, as compared to 1993 and 1992, respectively.
  Revenues increased, as compared to 1993, by approximately $225.0 million, or 11.7%, due to an increase in unit sales volume, partially offset by a decline of approximately $218.3 million, or 11.4%, due to lower unit prices. Compared to 1992, revenues declined by approximately $297.6 million, or 13.6%, due to lower unit prices, partially offset by an increase of approximately $27.7 million, or 1.3%, due to increased sales volume. The price decline as compared to 1992 included an increase of approximately $71.7 million, or 3.3%, from the increase of federal excise taxes of $2.00 per thousand cigarettes on January 1, 1993.
  Lorillard's unit sales volume increased by 13.3% and 1.4% as compared to 1993 and 1992, respectively. Unit sales volume of the U.S. cigarette industry has increased by 6.2% and declined 9.0% over the same periods. Newport, a premium brand which accounts for two-thirds of Lorillard's unit sales, increased by 11.5% and 2.8% as compared to 1993 and 1992, respectively. With the industry wide list price reduction of premium price brands, effective August 9, 1993, the growth rate of discount brands appears to have slowed and Lorillard's product line has benefited in terms of unit sales. Discount brand sales have increased from an average of 30% during 1992 to an average of 33% during 1994. At December 31, 1994, they represented 31.5% of industry sales. Virtually all of Lorillard's sales are in the premium brand category.
  Although Lorillard has benefited from an increase in unit sales volume, the overall impact of the pricing changes has reduced industry profit margins. It is expected that lower consumer cigarette consumption will continue to influence overall industry unit volume and the discount category will be a significant influence in overall sales.

  U.S. federal excise taxes on cigarettes increased $2.00 per thousand effective January 1, 1993. The effects of any additional federal tax increases, as well as increases by state and local taxing authorities, or manufacturers' price increases cannot be determined, but it is likely they would add to the overall industry decline and the growth in the discount category.

Hotels

  Revenues increased by $32.2 and $16.0 million, or 17.4% and 7.9%, as compared to 1993 and 1992, respectively. Results from operations before accounting changes increased by $18.8 and $15.1 million, as compared to 1993 and 1992, respectively.
  Intensive rate competition continues to adversely affect average room rates, although occupancies have improved.
  Revenues and results of operations include pre-tax and after-tax gain on sales of two hotel leases amounting to $30.2 and $15.4 million, respectively, for the year ended December 31, 1994. Excluding this gain, revenues increased due primarily to higher occupancy rates as compared to 1993. Revenues declined, as compared to 1992, due to lower average room rates as well as lower occupancy rates at the Loews Monte Carlo hotel resulting from depressed economic conditions in southern Europe coupled with an absence of Italian tourist business on the Riviera. Results from operations before accounting changes, excluding the sale of the hotel leases, improved due to the increased occupancy rates as compared to 1993. Results from operations declined slightly, as compared to 1992, due primarily to the lower revenues.

Watches and Other Timing Devices

  Revenues decreased by $2.1 and $29.9 million, or 1.4% and 16.5%, as compared to 1993 and 1992, respectively. Results from operations before accounting changes decreased by $1.6 and $3.6 million, or 66.6% and 81.5%, as compared to 1993 and 1992, respectively.
  Revenues and results from operations declined, as compared to 1993, due primarily to a gain on sale of an inactive defense manufacturing facility in the prior year. Revenues and results from operations declined, as compared to 1992, due primarily to lower industrial and defense sales volume related to a $19.5 million payment by the U.S. government in 1992 in favorable settlements of defense contract claims. This benefit was partially offset by a charge of approximately $2.4 million for the write-off of parts inventory and equipment related to these contracts, as well as a continuing decline of defense business. Bulova's watch business continues to benefit from a change in its product sales mix as well as lower interest expense.

Drilling

  Revenues increased by $15.5 and $86.0 million, or 5.4% and 39.5%, as compared to 1993 and 1992, respectively. Net loss increased by $19.4 million and decreased by $15.2 million as compared to 1993 and 1992, respectively.
  Diamond Offshore began 1994 with strong demand in the Gulf of Mexico where many of its rigs are located, although utilization declined due to an influx of rigs into the region from other depressed areas of the world. As a result, day rates never responded to the increased demand and were also negatively impacted by a depressed natural gas price during the second half of 1994. Internationally, depressed conditions continued through the first half of 1994 due mainly to depressed oil prices and political instability in some countries. However, a second half improvement in the price of oil strengthened demand as operators reinstated deferred drilling programs.
  Revenues increased, as compared to 1993, due to higher day rates for international semisubmersible rigs and increased number of offshore turnkey wells drilled. Net loss increased due to higher rig maintenance costs, relocation expenses and increased interest expense.
  Revenues increased and net loss decreased, as compared to 1992, due to increased utilization and day rates for domestic semisubmersible rigs.

Other

  Revenues decreased by $233.1 and $205.6 million, as compared to 1993 and 1992, respectively. Net income decreased by $160.8 and $167.8 million as compared to 1993 and 1992, respectively. Other operations consist primarily of investment income of non-insurance companies and the Company's investment in CBS Inc.
  Revenues and net income decreased due primarily to realized investment losses from securities transactions. Pre-tax realized investment (losses) gains amounted to $(201.9), $62.5 and $49.2 million for the years ended December 31, 1994, 1993 and 1992, respectively. Realized investment (losses) gains after-tax amounted to $(131.3), $38.7 and $31.3 million for the respective periods.
  Exclusive of securities transactions, other revenues increased $31.4 and $45.5 million, or 29.8% and 50.0%, due primarily to increased investment income and, as compared to 1992, higher earnings (accounted for under the equity method) of CBS Inc. Net income increased by $9.2 million and decreased by $5.1 million due primarily to the increased revenues discussed above. Net income decreased, as compared to 1992, due to higher interest expense, partially offset by the increased revenues.

Accounting Developments:

  In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement, as amended, addresses the accounting by creditors for impairment of certain loans. The Statement requires that applicable loans be treated as impaired when it is probable that a creditor will be unable to collect all amounts (both principal and interest) contractually due. This Statement applies to financial statements for fiscal years beginning after December 15, 1994 and will not have a significant impact on the Company.

  Disclosures of Certain Significant Risks and Uncertainties-In December 1994, the Accounting Standards Division of the AICPA issued SOP 94-6. Disclosure of Certain Significant Risks and Uncertainties. This SOP requires reporting entities to include in their financial statements disclosures about the nature of their operations and the use of estimates in the preparation of financial statements. Additional disclosures are required for certain significant estimates utilized in the financial statements and current vulnerability due to certain concentrations if specific criteria are met. This Statement would be effective for financial statements issued for fiscal years ending after December 15, 1995 and will not have a significant impact on the Company.

Item 8. Financial Statements and Supplementary Data.

Loews Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                ------------------------------
(Amounts in thousands of dollars)                                                  1994               1993
--------------------------------------------------------------------------------------------------------------
Assets:

Investments (Notes 1, 3, 4 and 5):

  Fixed maturities, amortized cost of $21,644,672 and $17,132,086 ...........   $20,852,079        $17,657,856

  Equity securities, cost of $1,270,324 and $1,028,733 ......................     1,438,140          1,240,256

  Mortgage loans and notes receivable .......................................        68,004            121,439

  Policy loans ..............................................................       176,231            173,606

  Other investments .........................................................       104,210             72,085

  Short-term investments ....................................................     8,437,617          8,025,201
                                                                                ------------------------------

     Total investments ......................................................    31,076,281         27,290,443

Cash ........................................................................       160,557            155,703

Receivables-net (Notes 1 and 2) .............................................     8,068,016          7,474,753

Inventories (Notes 1 and 7) .................................................       244,394            241,287

Investment in associated companies (Note 6) .................................       301,550            490,654

Property, plant and equipment-net (Notes 1 and 8) ...........................     1,089,868          1,038,179

Deferred income taxes (Note 11) .............................................     1,679,172          1,074,410

Other assets (Notes 13 and 14) ..............................................       611,315            564,600

Deferred policy acquisition costs of insurance subsidiaries (Note 1) ........     1,024,561            979,166

Separate Account business (Notes 1 and 4) ...................................     6,080,262          6,540,557
                                                                                ------------------------------

     Total assets ...........................................................   $50,335,976        $45,849,752
                                                                                ==============================

See Notes to Consolidated Financial Statements.

                                                                                         December 31,
                                                                                ------------------------------
                                                                                    1994             1993
--------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:

Insurance reserves (Notes 1 and 10):

  Claim and claim expense ...................................................   $22,564,751       $21,670,202

  Future policy benefits ....................................................     3,046,054         2,735,691

  Unearned insurance premiums ...............................................     2,690,679         2,556,015

  Policyholders' funds ......................................................       632,283           477,095
                                                                                -----------------------------

     Total insurance reserves ...............................................    28,933,767        27,439,003

Accounts payable and accrued liabilities ....................................     1,153,033           914,895

Payable for securities purchased ............................................       489,797           190,138

Securities sold under agreements to repurchase (Notes 1 and 3) ..............     4,571,517           613,250

Long-term debt, less unamortized discount (Notes 4 and 12) ..................     2,144,394         2,195,670

Deferred credits and other liabilities (Notes 1 and 13) .....................       713,131           795,767

Separate Account business (Notes 1 and 4) ...................................     6,080,262         6,540,557
                                                                                -----------------------------

     Total liabilities ......................................................    44,085,901        38,689,280
                                                                                -----------------------------

Minority interest ...........................................................       844,761         1,033,274
                                                                                -----------------------------

Commitments and contingent liabilities
 (Notes 1, 3, 5, 10, 11, 12, 13, 14, 17, 18 and 20)

Shareholders' equity (Notes 1, 3, 6, 12, 13 and 15):

 Common stock, $1 par value:

   Authorized-200,000,000 shares

   Issued and outstanding-58,964,900 and 61,524,700 shares ..................        58,965            61,525

 Additional paid-in capital .................................................       219,137           210,289

 Earnings retained in the business ..........................................     5,469,874         5,476,660

 Unrealized (depreciation) appreciation .....................................      (322,700)          406,736

 Pension liability adjustment ...............................................       (19,962)          (28,012)
                                                                                -----------------------------

     Total shareholders' equity .............................................     5,405,314         6,127,198
                                                                                -----------------------------

     Total liabilities and shareholders' equity .............................   $50,335,976       $45,849,752
                                                                                =============================

Loews Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED INCOME

                                                                              Years  Ended  December 31,
                                                                       --------------------------------------
(Amounts in thousands, except per share data)                              1994          1993         1992
-------------------------------------------------------------------------------------------------------------
Revenues (Note 1):
  Insurance premiums (Note 14):
    Property and casualty ..........................................   $ 6,837,122   $ 6,273,654   $6,352,166
    Life ...........................................................     2,616,466     2,392,027    2,392,690
  Investment income, net of expenses (Note 3) ......................     1,671,254     1,377,754    1,584,321
  Realized investment (losses) gains (Note 3) ......................      (446,980)      862,797      407,247
  Manufactured products (including excise taxes of $431,720,
   $379,361 and $355,816) ..........................................     2,061,415     2,055,084    2,363,431
  Other ............................................................       775,924       725,461      591,599
                                                                       --------------------------------------
     Total .........................................................    13,515,201    13,686,777   13,691,454
                                                                       --------------------------------------
Expenses (Note 1):
  Insurance claims and policyholders' benefits (Notes 10 and 14) ...     9,246,446     9,271,536   10,697,227
  Amortization of deferred policy acquisition costs ................     1,373,090     1,193,421    1,067,689
  Cost of manufactured products sold ...............................       929,342       864,115      878,465
  Selling, operating, advertising and administrative expenses ......     1,525,610     1,506,049    1,417,696
  Interest .........................................................       174,565       162,298      148,843
                                                                       --------------------------------------
     Total .........................................................    13,249,053    12,997,419   14,209,920
                                                                       --------------------------------------
                                                                           266,148       689,358     (518,466)
                                                                       --------------------------------------
  Income taxes (benefits) (Note 11) ................................        (9,041)       46,567     (388,691)
  Minority interest ................................................         7,355        48,670     (107,678)
                                                                       --------------------------------------
     Total .........................................................       (1,686)        95,237     (496,369)
                                                                       --------------------------------------
Income (loss) before cumulative effect of accounting changes .......       267,834       594,121      (22,097)
Cumulative effect of accounting changes-net (Note 1) ...............                                  144,711
                                                                       --------------------------------------
Net income .........................................................   $   267,834      $594,121     $122,614
                                                                       ======================================

Earnings Per Share (Note 15):
  Income (loss) before cumulative effect of accounting changes .....         $4.45         $9.27        $(.33)
  Cumulative effect of accounting changes-net ......................                                     2.20
                                                                       --------------------------------------
 Net income ........................................................         $4.45         $9.27        $1.87
                                                                       ======================================

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                           Additional     Earnings      Unrealized      Pension       Common
                                    Common   Paid-in    Retained in   (Depreciation)   Liability     Stock Held
(Amounts in thousands)               Stock   Capital    the Business   Appreciation    Adjustment    in Treasury
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991 ........ $67,558  $162,162    $5,464,036    $  (2,419)                      $ 24,265
  Net income ......................                         122,614
  Dividends paid, $1 per share ....                         (65,810)
  Purchases of common stock .......                                                                     238,223
  Retirement of common stock
   held in treasury ...............  (2,459)   (6,172)     (253,857)                                   (262,488)
  Net unrealized appreciation .....                                       34,251
  Equity in certain transactions of
   subsidiary companies ...........             7,086
                                    ----------------------------------------------------------------------------
Balance, December 31, 1992 ........  65,099   163,076     5,266,983       31,832
  Net income ......................                         594,121
  Dividends paid, $1 per share ....                         (64,289)
  Purchases of common stock .......                                                                     336,297
  Retirement of common stock
   held in treasury ...............  (3,574)  (12,568)     (320,155)                                   (336,297)
  Accounting change (Note 1) ......                                      367,928
  Net unrealized appreciation .....                                        6,976
  Pension liability adjustment
   (Note 13) ......................                                                    $(28,012)
  Equity in certain transactions of
   subsidiary companies (Note 6) ..            59,781
                                    ----------------------------------------------------------------------------
Balance, December 31, 1993 ........  61,525   210,289     5,476,660      406,736        (28,012)
  Net income ......................                         267,834
  Dividends paid, $1 per share ....                         (60,240)
  Purchases of common stock .......                                                                     226,851
  Retirement of common stock
   held in treasury ...............  (2,560)   (9,911)     (214,380)                                   (226,851)
  Net unrealized depreciation .....                                     (729,436)
  Pension liability adjustment
   (Note 13) ......................                                                       8,050
  Equity in certain transactions of
   subsidiary companies (Note 6) ..            18,759
                                    ----------------------------------------------------------------------------
Balance, December 31, 1994 ........ $58,965  $219,137    $5,469,874    $(322,700)      $(19,962)
                                    ============================================================================

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                               Years Ended December 31,
                                                                      ------------------------------------------
(Amounts in thousands)                                                      1994          1993          1992
----------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income .......................................................  $     267,834  $    594,121  $    122,614
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of accounting changes ........................                                   (144,711)
    Undistributed earnings from unconsolidated cos. ................        (30,127)      (50,045)      (26,170)
    Distribution of CBS equity earnings ............................         91,609         3,787         3,029
    Provision for minority interest ................................          7,355        48,670      (107,678)
    Amortization of investments ....................................       (120,008)      (95,262)     (127,416)
    Depreciation and amortization ..................................        160,677       135,101       138,370
    Realized investment losses (gains) .............................        446,980      (862,797)     (407,247)
    Provision for deferred income taxes ............................       (112,071)     (181,601)     (382,691)
  Changes in assets and liabilities-net:
    Reinsurance receivables ........................................       (236,029)      298,185       457,892
    Other receivables ..............................................       (369,651)      349,971      (327,966)
    Deferred policy acquisition costs ..............................        (45,395)      (92,162)      (34,065)
    Insurance reserves and claims ..................................      1,484,367     1,229,486     2,496,282
    Accounts payable and accrued liabilities .......................         78,791       403,027       (28,336)
    Other-net ......................................................       (125,081)     (119,803)       26,704
                                                                      -----------------------------------------
                                                                          1,499,251     1,660,678     1,658,611
                                                                      -----------------------------------------
Investing Activities:
  Purchases of fixed maturities ....................................    (34,282,130)  (42,893,379)  (32,343,428)
  Proceeds from sales of fixed maturities ..........................     25,398,705    41,339,798    32,854,377
  Proceeds from maturities of fixed maturities .....................      4,506,352     2,349,370     1,414,987
  Purchases of equity securities ...................................     (1,195,103)     (957,846)     (574,478)
  Proceeds from sales of equity securities .........................      1,034,118       874,460       435,147
  Return of investment from CBS tender offer .......................        183,991
  Purchases of property and equipment ..............................       (209,092)     (159,480)     (123,658)
  Proceeds from sales of property and equipment ....................         97,738        20,276        17,184
  Securities sold under agreements to repurchase ...................      3,958,267         2,263      (789,248)
  Change in short-term investments .................................       (594,935)   (2,259,348)   (1,841,219)
  Change in other investments ......................................        (63,444)        8,146       151,821
  Purchase of business-net of cash acquired ........................                                   (372,242)
                                                                      -----------------------------------------
                                                                         (1,165,533)   (1,675,740)   (1,170,757)
                                                                      -----------------------------------------
Financing Activities:
  Dividends paid to shareholders ...................................        (60,240)      (64,289)      (65,810)
  Purchases of treasury shares .....................................       (225,074)     (336,297)     (238,223)
  Principal payments on long-term debt .............................        (54,463)     (745,163)     (210,662)
  Issuance of long-term debt .......................................            517     1,181,910         1,517
  Receipts credited to policyholders ...............................         32,779        47,481        47,293
  Withdrawals of policyholder account balances .....................        (22,383)      (18,185)      (18,476)
                                                                      -----------------------------------------
                                                                           (328,864)       65,457      (484,361)
                                                                      -----------------------------------------
Net change in cash .................................................          4,854        50,395         3,493
Cash, beginning of year ............................................        155,703       105,308       101,815
                                                                      -----------------------------------------
Cash, end of year ..................................................  $     160,557 $     155,703  $    105,308
                                                                      =========================================


See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies-

  Principles of Consolidation-The consolidated financial statements include all significant subsidiaries and all material intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in associated companies in which the Company generally has an interest of 20% to 50%.

  Accounting Changes-Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement requires that investments in debt and equity securities classified as available for sale be carried at fair value. Previously, fixed income securities classified as available for sale were carried at the lower of aggregate amortized cost or fair value. Unrealized gains and losses are reflected as a separate component of shareholders' equity, net of deferred income taxes, participating policyholders' and minority interests. The effect of adopting this Statement was to increase shareholders' equity by $367,928,000 (net of $293,973,000 in deferred income taxes, participating policyholders' and minority interests). The adoption of this Statement did not impact net income. Separate Account assets invested in debt securities have also been classified as available for sale and are carried at fair value.
  Effective January 1, 1993, the Company adopted SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-duration and Long-duration Contracts." This Statement establishes the conditions required for a contract to be accounted for as reinsurance, prescribes accounting and reporting standards for those contracts, and requires that balances pertaining to reinsurance transactions be reported "gross" on the balance sheet rather than reductions of reserves for claim and claim expense, policy benefits or unearned premiums.
  The provisions of SFAS No. 113 that pertain to risk transfer and recognition of revenues and costs did not impact the Company's income or shareholders' equity as all material reinsurance arrangements are prospective and provided for the transfer of risk.
   In 1992 the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes." CBS Inc. (accounted for under the equity method) has also adopted SFAS Nos. 106 and 109 as well as SFAS No. 112, "Employers' Accounting for Postemployment Benefits" which requires accrual of benefits to be provided to former or inactive employees after employment, but before retirement. In addition, CNA Financial Corporation ("CNA"), an 84% owned subsidiary, changed its method of accounting from reporting ultimate reserves for fixed and determinable claim reserves related to workers' compensation lifetime claims and accident and health disability claims to discounting such reserves consistent with accounting practices on other similar fixed and determinable claims. The cumulative effect as of January 1, 1992 of adopting these accounting changes is as follows:

                                                                                  In thousands       Per share
                                                                                  ----------------------------
Postretirement benefits other than pensions (net of income tax benefit of
 $102,005) ................................................................        $(201,131)         $(3.06)
Accounting for income taxes ...............................................          128,991            1.96
Discounting for certain workers' compensation and disability claims (net of
 income tax expense of $135,200) ..........................................          218,132            3.32
Postemployment benefits of CBS Inc. (net of income tax benefit of $94) ....           (1,281)           (.02)
                                                                                   ---------------------------
                                                                                   $ 144,711          $ 2.20
                                                                                   ===========================

  Investments-Investments in securities, which are held principally by insurance subsidiaries of CNA, are carried as follows:
  The Company believes it has the ability to hold all fixed income investments until maturity. However, securities may be sold to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, as part of the Company's asset/liability strategy, or for other similar factors. As a result, the Company considers its fixed maturity securities (bonds and redeemable preferred stocks) and equity securities as available for sale and they are carried at fair value. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income.
  Derivative instruments are generally held for trading purposes and as such, are marked to market and gains or losses are included in realized investment gains or losses.

  Mortgage loans are carried at unpaid principal balances, including unamortized premium or discount. Real estate is carried at depreciated cost. Policy loans are carried at unpaid balances. Short-term investments include U.S. government securities, commercial paper and time deposits and are carried at fair value, which approximates amortized cost.
  All securities transactions are recorded on the trade date. The cost of securities sold is determined by the identified certificate method. The unrealized gain or loss on investments which are revalued to current market values is net of applicable deferred income taxes and participating policyholders' and minority interests and is reflected as part of shareholders' equity in unrealized (depreciation) appreciation. Investments are written down to estimated fair values and losses are charged to income when a decline in value is considered to be other than temporary.
  Securities sold under agreements to repurchase-The Company has a securities lending program where securities are loaned to third parties, primarily major brokerage firms. Borrowers of these securities must deposit cash and/or securities equal to 102% of the market value of the securities, plus interest. Cash deposits from these transactions have been invested in short-term investments (primarily U.S. government securities and commercial paper). The Company continues to receive the interest on the loaned debt securities, as beneficial owner, and accordingly the loaned debt securities are included in fixed maturity securities.

  Insurance Operations-Premium revenue-Insurance premiums on property and casualty and health insurance contracts (included in life premiums) are earned ratably over the terms of the policies after provision for estimated adjustments on retrospectively rated policies and deductions for ceded insurance. Revenues on universal life type contracts are comprised of contract charges and fees which are recognized over the coverage period when assessed against the policyholders' account balances. Other life insurance premiums are recognized as revenue when due after deductions for ceded insurance.
  Claim and claim expense reserves-Claim and claim expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and health disability claims, are based on (a) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations, (b) estimates of unreported losses based upon past experience, (c) estimates of assumed insurance, (d) estimates of future expenses to be incurred in settlement of claims, and (e) estimates of claim recoveries. In establishing these estimates, consideration is given to current conditions and trends as well as past company and industry experience.
  Structured settlements have been negotiated for claims on certain property and casualty insurance policies. Structured settlements are agreements to provide periodic payments to claimants, which are fixed and determinable as to the amount and time of payment. Certain structured settlements are funded by annuities purchased from CNA's life insurance subsidiary. Related annuity obligations are carried in future policy benefits reserves. Obligations for structured settlements not funded by annuities are carried at discounted values which approximate the alternative cost of annuity purchases. Such reserves, discounted at interest rates ranging from 6.3% to 7.5%, totaled $839,000,000 and $748,900,000 at December 31, 1994 and 1993, respectively.
  Workers' compensation lifetime claims and accident and health disability claim reserves are discounted at interest rates ranging from 3.5% to 6.0% with mortality and morbidity assumptions reflecting current industry experience. Such discounted reserves totaled $1,114,900,000 and $969,800,000 at December 31, 1994 and 1993, respectively.
  Claim and claim expense reserves are based on estimates and the ultimate liability may vary significantly from such estimates. Any adjustments that are made to the reserves are reflected in operating income in the year such adjustments are made. See Note 10 for a further discussion of claim and claim expense reserves.
  Future policy benefits reserves-Reserves for traditional life insurance products are computed based upon net level premium methods using actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions include a margin for adverse deviations and generally vary by plan, age at issue and policy duration. Interest rates range from 3% to 10.5%, and mortality, morbidity and withdrawal assumptions reflect CNA and industry experience prevailing at the time of issue. Renewal expense estimates include the estimated effects of inflation and expenses beyond the premium paying period.
  Involuntary risks-CNA's share of involuntary risks is generally a function of its share of the voluntary market by line of insurance in each state. CNA records the estimated effects of its mandatory participation in residual markets on an accrual basis. These estimates are adjusted as premium, claim and expense activity are received from the residual markets' administrators. CNA records assessments for insolvencies as they are paid rather than on an accrual basis. Such an accrual process would be very difficult, as past experience is not a reliable indicator of future activity. Further, information currently available from all the states' life and property and casualty guarantee funds is fairly limited and would not provide reliable data on which to base an estimated liability.

Many states allow recovery of insolvency assessments by a direct offset to premium taxes or a separate policy surcharge. In addition, some states assess prospectively based on current premiums written.
  Reinsurance-CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.
  Deferred policy acquisition costs-Costs of acquiring insurance business, which vary with and are primarily related to the production of such business, are deferred. Such costs include commissions, premium taxes, and certain underwriting and policy issuance costs. Property and casualty acquisition costs are amortized ratably over the period the related premiums are recognized. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs. Life acquisition costs are capitalized and amortized based on assumptions consistent with those used for computing policy benefit reserves. Acquisition costs on ordinary life business are amortized over the assumed premium paying periods. Universal life and investment annuity acquisition costs are amortized in proportion to the present value of estimated gross profits over the products' assumed durations, which are regularly evaluated and adjusted, as appropriate. To the extent that unrealized gains or losses on available for sale securities would result in an adjustment of deferred policy acquisition costs had those gains or losses actually been realized, the related unamortized deferred policy acquisition costs are recorded as an adjustment of the unrealized gains or losses included in shareholders' equity.
  Restricted investments-On December 30, 1993, CNA deposited $986,800,000 in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note 18. The funds are included in short-term investments and are invested in U.S. treasury securities. At December 31, 1994 the escrow account amounted to $1,009,900,000. The escrow account is the prefunding mechanism to the trust fund for future claimants.
  Participating business-Participating business represented 0.9%, 1.1% and 1.2% of CNA's gross life insurance in force and 1.0%, 1.1% and 1.2% of life insurance premium income for 1994, 1993 and 1992, respectively. Participating policyholders' equity is determined by allocating 90% of related net income or loss and unrealized investment gains or losses to such business, less dividends determined by CNA's Board of Directors. In the accompanying Statements of Consolidated Income, revenues and benefits and expenses include amounts related to participating policies; the net income or loss allocated to participating policyholders' equity is a component of insurance claims and policyholders' benefits.
  Separate Account business-CNA's life insurance subsidiary, Continental Assurance Company ("CAC"), issues certain investment and annuity contracts, the assets and liabilities of which are legally segregated and reflected in the accompanying Consolidated Balance Sheets as assets and liabilities of Separate Account business. CAC guarantees principal and a specified return to the contractholders of approximately 88% of the Separate Account business. Substantially all assets of the Separate Accounts are carried at fair value. Separate Account liabilities are carried at the higher of contract value or the fair value of the underlying assets. Investment income and gains and losses for the Separate Account accrue to the contractholders and are therefore not included in the Statements of Consolidated Income or Cash Flows, except for funding which may be required under the guarantees.
  Statutory capital and surplus-Statutory capital and surplus and net income
(loss), determined in accordance with accounting practices prescribed or permitted by the Illinois Insurance Department, for property and casualty and life insurance subsidiaries are as follows:

                                                 Statutory Capital
                                                    and Surplus             Statutory Net Income (Loss)
                                               ----------------------     -------------------------------
                                                    December 31,             Years Ended December 31,
                                               ----------------------     -------------------------------
                                                  1994        1993          1994       1993       1992
                                               ----------------------------------------------------------
                                                                     (In thousands)
Property and casualty ...................      $3,367,294   $3,598,415     $67,339   $120,710  $(1,043,050)
Life ....................................       1,054,633    1,021,970      65,102         99       11,831

  Statutory Accounting Practices-CNA's insurance affiliates are domiciled in Illinois, California, Connecticut, New York, Pennsylvania and Texas. These affiliates prepare their statutory financial statements in accordance with accounting practices specifically "prescribed" or otherwise "permitted" by the respective state's insurance department. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. CNA has no material "permitted" accounting practices.

  Inventories-Tobacco products-These inventories, aggregating $171,532,000 and $174,377,000 at December 31, 1994 and 1993, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method.
  Watches and other timing devices-These inventories, aggregating $56,961,000 and $52,109,000 at December 31, 1994 and 1993, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

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


                                                                         Years
                                                                         -----
Buildings and building equipment ....................................         40
Building fixtures ...................................................   10 to 20
Machinery and equipment .............................................    5 to 12
Hotel equipment .....................................................    4 to 12
Drilling equipment ..................................................   10 to 25

  Research and Development Costs-Research and development costs are charged to expense as incurred and amounted to $11,751,000, $11,866,000 and $11,521,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

  Reclassification-Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1994.

2. Receivables-


                                                             December 31,
                                                     ---------------------------
                                                        1994             1993
                                                     ---------------------------
                                                            (In thousands)

Reinsurance .......................................  $3,754,980       $2,951,664
Other insurance ...................................   3,294,142        3,657,048
Security sales ....................................     376,932          467,329
Federal income taxes ..............................     166,782           96,623
Other .............................................     615,185          431,831
                                                     ---------------------------
       Total ......................................   8,208,021        7,604,495
Less allowance for doubtful accounts and cash
 discounts ........................................     140,005          129,742
                                                     ---------------------------
     Receivables-net ..............................  $8,068,016       $7,474,753
                                                     ===========================

3. Investments-

  Investment income consisted of:


                                                Years Ended December 31,
                                       -----------------------------------------
                                           1994           1993          1992
                                       -----------------------------------------
                                                    (In thousands)
Investment income:
  Fixed maturities:
   Bonds:
    Tax exempt ....................     $  333,748    $   504,896    $  728,031
    Taxable .......................      1,019,094        539,695       622,967
   Redeemable preferred stocks ....         13,523         21,231        11,207
 Equity securities ................         28,198         16,441        19,068
 Mortgage loans ...................          6,156         15,410        13,001
 Policy loans .....................         10,538         10,413        10,587
 Security repurchase transactions .        271,210         11,204        24,162
 Short-term investments ...........        174,085        276,900       174,997
 Other ............................         25,841         12,138        22,586
                                        ---------------------------------------
     Total investment income ......      1,882,393      1,408,328     1,626,606
Investment expenses ...............         24,038         24,789        26,563
Security repurchase transactions ..        187,101          5,785        15,722
                                        ---------------------------------------
     Investment income-net ........     $1,671,254     $1,377,754    $1,584,321
                                        =======================================
  Realized investment (losses) gains are as follows:


                                                 Years Ended December 31,
                                        ----------------------------------------
                                           1994           1993          1992
                                        ----------------------------------------
                                                      (In thousands)
Fixed maturities ..................     $ (314,840)    $  765,848    $  303,622
Equity securities .................         41,645         92,129        34,315
Guaranteed separate accounts ......                                      35,496
Derivative instruments ............        (14,578)           124        (8,346)
Short-term investments ............       (164,709)         1,076        16,947
Other .............................          5,502          3,620        25,213
                                        ---------------------------------------
                                          (446,980)       862,797       407,247
Income tax benefit (expense) ......        155,278       (300,002)     (132,980)
Allocated to participating
 policyholders ....................         10,877        (13,142)      (12,140)
Minority interest .................         25,133        (87,752)      (39,785)
                                        ---------------------------------------
     Realized investment (losses)
      gains-net ...................     $ (255,692)    $  461,901    $  222,342
                                        =======================================

  The carrying value of investments (other than equity securities) that have not produced income for the last twelve months is $80,900,000 at December 31, 1994.
  Investment gains of $322,364,000 and $1,020,703,000 and losses of $760,268,000 and $161,650,000 were realized on securities available for sale for the years ended December 31, 1994 and 1993, respectively. Total investment gains of $459,000,000 and losses of $155,378,000 were realized on sales of fixed maturities for the year ended December 31, 1992.

  The amortized cost and market values of securities available for sale are as follows:

                                                                             Unrealized
                                                          Amortized  -------------------------     Market
                                                            Cost         Gains        Losses       Value
                                                         ----------------------------------------------------
                                                                            (In thousands)

                                                                           December 31, 1994
                                                                           -----------------
United States government and obligations of government
 agencies ............................................   $11,395,193   $   15,574   $   629,091   $10,781,676
Asset-backed .........................................     2,693,152       11,192       140,854     2,563,490
States, municipalities and political subdivisions-tax
 exempt ..............................................     3,716,711      121,810        68,949     3,769,572
Corporate ............................................     1,956,471       19,826       104,681     1,871,616
Other debt ...........................................     1,459,388       23,366        45,857     1,436,897
Redeemable preferred stocks ..........................       423,757        8,261         3,190       428,828
                                                         ----------------------------------------------------
     Total fixed maturities ..........................    21,644,672      200,029       992,622    20,852,079
Equity securities ....................................     1,270,324      228,387        60,571     1,438,140
Short-term investments ...............................     8,448,056        1,142        11,581     8,437,617
                                                         ----------------------------------------------------
                                                         $31,363,052   $  429,558   $ 1,064,774   $30,727,836
                                                         ====================================================
                                                                           December 31, 1993
                                                                           -----------------
United States government and obligations of government
 agencies ............................................   $ 6,482,814   $   80,070   $     8,405   $ 6,554,479
Asset-backed .........................................     2,514,596       42,073         9,373     2,547,296
States, municipalities and political subdivisions-tax
 exempt ..............................................     4,725,384      316,717        27,260     5,014,841
Corporate ............................................     1,800,548       64,042        12,768     1,851,822
Other debt ...........................................     1,163,454       80,033         2,053     1,241,434
Redeemable preferred stocks ..........................       445,290        3,493           799       447,984
                                                         ----------------------------------------------------
     Total fixed maturities ..........................    17,132,086      586,428        60,658    17,657,856
Equity securities ....................................     1,028,733      229,806        18,283     1,240,256
Short-term investments ...............................     8,025,623          135           557     8,025,201
                                                         ----------------------------------------------------
                                                         $26,186,442   $  816,369   $    79,498   $26,923,313
                                                         ====================================================

  The amortized cost and market value of fixed maturities at December 31, 1994 and 1993 are shown below by contractual maturity. Actual maturities differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

                                                                              December 31,
                                                        ------------------------------------------------------
                                                                     1994                      1993
                                                        ------------------------------------------------------
                                                          Amortized       Market      Amortized       Market
                                                             Cost         Value          Cost         Value
                                                        ------------------------------------------------------
                                                                              (In thousands)
Due in one year or less ..............................   $ 1,618,863   $ 1,610,765   $   687,704   $   702,683
Due after one year through five years ................     7,483,980     7,083,688     7,500,849     7,597,198
Due after five years through ten years ...............     4,718,157     4,409,223     1,466,050     1,520,597
Due after ten years ..................................     5,130,520     5,184,913     4,962,887     5,290,082
Asset-backed securities not due at a single maturity
 date ................................................     2,693,152     2,563,490     2,514,596     2,547,296
                                                         -----------------------------------------------------
                                                         $21,644,672   $20,852,079   $17,132,086   $17,657,856
                                                         =====================================================

4. Fair Value of Financial Instruments-

                                                                             December 31,
                                                        -----------------------------------------------------
                                                                   1994                       1993
                                                        ------------------------------------------------------
                                                          Carrying     Estimated      Carrying     Estimated
                                                           Amount      Fair Value      Amount      Fair Value
                                                        ------------------------------------------------------
                                                                            (In thousands)
Financial Assets:
  Investments:
    Mortgage loans and notes receivable ..............  $    68,004   $    67,515   $    74,816   $    77,914
    Policy loans .....................................      176,231       155,154       173,606       163,566
    Other investments ................................      101,126       102,127        67,891        70,664
  Separate Account assets:
    Fixed maturities available for sale ..............    5,250,229     5,250,229     6,234,964     6,234,964
    Equity securities available for sale .............      139,515       139,515       145,663       145,663
    Other ............................................      690,518       691,761       159,930       168,570

Financial Liabilities:
  Premium deposits and annuity contracts .............      602,971       593,563       544,669       534,948
  Long-term debt .....................................    2,132,090     1,957,770     2,182,210     2,284,651
  Financial guarantee liabilities ....................      441,800       425,200       352,500       350,300
  Separate Account liabilities:
    Guaranteed investment contracts ..................    4,747,882     4,874,603     4,875,440     5,178,817
    Deferred annuities ...............................       62,527        88,961        66,458        81,433
    Variable separate accounts .......................      168,351       168,351       222,780       222,780
    Other ............................................      658,605       658,605       887,440       887,440

  In cases where quoted market prices are not available, fair values may be based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Accordingly, the estimates presented herein are subjective in nature and are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The amounts reported in the balance sheet for fixed maturities securities, equity securities, derivative instruments, short-term investments and securities sold under agreements to repurchase are at fair value. As such, these financial instruments are not shown in the table above. See Note 5 for the fair value of derivative instruments. Since the disclosure excludes certain financial instruments and all nonfinancial instruments such as real estate and insurance reserves, the aggregate fair value amounts cannot be summed to determine the underlying economic value of the Company.
  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
  Fixed maturity securities, equity securities and separate account securities are based on quoted market prices where available. For securities not actively traded, fair values are estimated using values obtained from independent pricing services or quoted market prices of comparable instruments adjusted for differences between the quoted instruments and the instruments being valued.
  Fair value for mortgage loans and notes receivable and policy loans are estimated using discounted cash flow analyses, at interest rates currently being offered for similar loans to borrowers with comparable credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.
  Other investments and other Separate Account assets consist of investments in limited partnerships, short term securities and various miscellaneous assets. Valuation techniques to determine fair value consist of discounted cash flows and quoted market prices of (a) the investments, (b) comparable instruments or
(c) underlying assets of the investments. The fair value of certain assets contained above approximates their carrying value.
  Premium deposits and annuity contracts are valued based on cash surrender values and the outstanding fund balances.
  The fair value of the liability for financial guarantee contracts is based on discounted cash flows utilizing interest rates currently being offered for similar contracts and spot interest rates.

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

5. Off-Balance-Sheet and Derivative Financial Instruments-

  The Company enters into various transactions involving off-balance-sheet financial instruments through a variety of futures, swaps, options, forwards and other contracts (the "Contracts") as part of its investing activities. These Contracts are commonly referred to as derivative instruments since their underlying values may be linked to interest rates, exchange rates, prices of securities and financial or commodity indexes. The Company uses these Contracts for its asset and liability management activities as well as income enhancements for its portfolio management strategy. Entering into these Contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the Contracts but also the market risk associated with those positions where the Company does not hold an offsetting security. Exposure to market risk is managed in accordance with risk limits set by senior management by buying or selling instruments or entering into offsetting positions.
  The notional amounts of derivatives shown in the following table does not represent amounts exchanged in these transactions and, therefore, are not a measure of the exposure the Company has through its use of derivative instruments. In addition, notional amounts are presented "gross" and do not reflect the net effect of offsetting positions. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivative instruments.
  The credit exposure associated with these instruments is generally limited to the positive market value of the instruments and will vary based on changes in market prices. The Company enters into these Contracts with large financial institutions and considers the risk of nonperformance to be remote. In addition, the amounts subject to credit risk are substantially mitigated by many of the Contracts' collateral requirements.
  The Company's investments in derivative instruments are as follows:

                                                                     December 31, 1994
                                             ----------------------------------------------------------------
                                                         Fair Value Asset (Liability)
                                                         ---------------------------
                                             Contractual/                 Average       Estimated
                                              Notional                      for         Potential  Recognized
                                               Value        Year-End      the Year      Exposure   Gain (Loss)
                                             ----------------------------------------------------------------
                                                                         (In thousands)
Interest rate swaps .....................   $   75,000     $    556      $ (1,338)    $ (7,600)(1)   $ (8,892)
Options on equities and equity index ....      711,989       (1,345)         (566)      (8,200)(1)     32,524
Options on foreign currency .............       75,000          110         1,385                      (2,992)
Financial futures and forwards:
  Foreign currency ......................      586,837         (550)      (14,211)      (5,600)(1)     (3,800)
  Equity index and other ................       78,918          121           141       (7,900)(1)    (25,339)
Commodity:
  Swaps .................................      295,570      (29,024)      (27,022)     (53,300)(2)     (5,760)
  Options ...............................      208,495          224         5,539                       1,391
  Futures ...............................        9,129           30           196         (500)(3)        103
  Forwards ..............................                                                               4,487
  Purchase obligations ..................       87,990      (16,170)      (13,545)     (14,400)(2)     (6,300)
                                            -------------------------------------                    --------
     Total ..............................   $2,128,928     $(46,048)     $(49,421)                   $(14,578)
                                            =====================================                    ========

                                                                     December 31, 1993
                                             ----------------------------------------------------------------
                                                         Fair Value Asset (Liability)
                                                         ---------------------------
                                             Contractual/                 Average       Estimated
                                              Notional                      for         Potential  Recognized
                                               Value        Year-End      the Year      Exposure   Gain (Loss)
                                             ----------------------------------------------------------------
                                                                         (In thousands)
Interest rate swaps .....................   $   75,000      $(8,005)     $ (2,844)    $ (6,700)(1)   $ (7,962)
Options on equities and equity index ....      488,562      (21,201)      (17,768)     (15,800)(1)     (3,052)
Financial futures and forwards:
  Foreign currency ............ .........      513,576       (5,146)         (625)     (37,400)(1)     35,670
  Equity index and other ................      325,503          758          (158)     (30,900)(1)     (1,881)
Commodity:
  Swaps .................................      344,870      (32,277)       (7,077)     (62,500)(2)    (25,193)
  Options ...............................      203,776        5,897        13,089         (300)(3)     (2,068)
  Futures ...............................       35,068          980           824       (1,000)(3)      5,127
  Forwards ..............................       60,687        3,248           402      (12,800)(2)      4,786
  Purchase obligations ..................       87,990       (9,870)       (6,440)     (15,600)(2)     (5,470)
Other ...................................                                     173                         167
                                            --------------------------------------                    -------
     Total ..............................   $2,135,032     $(65,616)     $(20,424)                    $   124
                                            =====================================                     =======

Note: The calculation of estimated potential exposure is based on assumed adverse changes in the underlying reference price or index of (1) 10%, (2) 20% or (3) 5%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated potential exposure.

  The notional values presented in the tables above include purchased options of $475,803,000 and $299,584,000 at December 31, 1994 and 1993, respectively.
  The Company's measure of exposure represents an estimate of net losses that would be recognized on each class of derivative instrument held by the Company at December 31, assuming immediate adverse market movements of the magnitude described above. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under assumed adverse conditions considering the remaining maturities of the derivatives and actual market movements in recent past periods. The estimated market exposure does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.
  The Company also enters into short sales as part of its portfolio management strategy. These sales resulted in proceeds of $117,924,000 and $76,063,000 with fair value liabilities of $144,507,000 and $75,840,000 at December 31, 1994 and 1993, respectively. At December 31, 1993, the Company had commitments to purchase government and municipal securities at a notional value of $211,000,000 and fair value of $100,000.
  Estimated fair values approximate carrying values and are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from independent pricing services, quoted market prices of comparable instruments or present value models.
  Through August 1, 1989, CNA's property and casualty operations wrote financial guarantee insurance contracts. These contracts primarily represent industrial development bond guarantees and equity guarantees typically extending from ten to thirteen years. For these guarantees, CNA received an advance premium which is recognized over the exposure period and in proportion to the underlying exposure insured.
  At December 31, 1994 and 1993, gross exposure of financial guarantee insurance contracts amounted to $630,000,000 and $792,000,000, respectively. The degree of risk attached to this exposure is substantially reduced through reinsurance, collateral requirements and diversification of exposures. At December 31, 1994 and 1993, collateral consisting of letters of credit and debt service reserves amounted to $45,000,000 and $48,000,000, respectively. In addition, security interests in real estate are also obtained. Approximately 38% of the risks were ceded to reinsurers at December 31, 1994 and 1993. Total exposure, net of reinsurance, amounted to $393,000,000 and $492,000,000 at December 31, 1994 and 1993, respectively. Gross unearned premium reserves for financial guarantee contracts were $22,000,000 and $33,000,000 at December 31, 1994 and 1993,
respectively. Gross claim and claim expense reserves totaled $420,000,000 and $320,000,000 at December 31, 1994 and 1993, respectively.

6. Investments in Associated Companies-

  The Company's investment in associated companies primarily consists of its investment in CBS Inc. ("CBS"). At December 31, 1994, the Company held approximately 18% of the outstanding common shares of CBS and accounts for it on the equity method.
  The Company's carrying value for its investment in CBS is $294,346,000 and $473,483,000 (market value of $607,047,000 and $873,975,000) at December 31,
1994 and 1993, respectively.
  The Company's equity in the earnings of CBS after giving effect to purchase value adjustments amounted to $45,837,000, $58,990,000 and $27,012,000 before taxes and $30,801,000, $52,641,000 and $24,717,000 after taxes for the years ended December 31, 1994, 1993 and 1992, respectively. Dividends received amounted to $5,227,000, $3,787,000 and $3,029,000 for the respective periods.
  On September 1, 1994, CBS completed a cash tender offer at an amount exceeding its net book value per share for repurchase of its common stock aggregating approximately $1,137,500,000, or 22% of its common shares. The Company tendered its shares and received cash amounting to $270,373,000, comprised of $86,382,000 realization of previously undistributed earnings and $183,991,000 representing a return of the Company's investment. As a result of the tender, the Company's ownership in CBS decreased from approximately 20% to 18% and the Company's additional paid-in capital increased by $11,531,000.
  In May 1993, $389.6 million of CBS 5% convertible debentures were converted for 1,947,975 shares of common stock. The difference between the amount of debt converted and the average cost of the treasury shares issued, net of unamortized issue costs related to this debt, was credited to additional paid-in capital. As a result, the Company's ownership in CBS decreased from approximately 23% to 20% and the Company's additional paid-in capital increased by $58,942,000.
  In 1992, CBS adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1992. The cumulative effect of these accounting changes resulted in recognition by Loews of a charge of $17.4 million, or $.27 per share, in relation to its investment in CBS.
  Summarized financial information for CBS is as follows:

                                                            December 31,
                                                      -------------------------
                                                          1994          1993
                                                      -------------------------
                                                           (In thousands)
Current assets .................................      $  947,900     $1,677,500
Non-current assets .............................       1,212,200      1,741,200
                                                      -------------------------
     Total assets ..............................       2,160,100      3,418,700
                                                      -------------------------
Current liabilities ............................         793,000      1,038,900
Long-term debt .................................         507,300        590,300
Other liabilities ..............................         582,700       651,500
                                                      -------------------------
     Total liabilities .........................       1,883,000      2,280,700
                                                      -------------------------
Shareholders' equity ...........................      $  277,l00     $1,138,000
                                                      =========================

                                                                         Years Ended December 31,
                                                                   ----------------------------------------
                                                                      1994           1993           1992
                                                                   ----------------------------------------
                                                                                (In thousands)
Net sales ....................................................     $3,711,900     $3,510,100     $3,503,000
                                                                   ========================================
Cost of sales ................................................     $2,823,200     $2,688,800     $2,906,500
                                                                   ========================================
Income before cumulative effect of accounting changes ........     $  281,600     $  326,200     $  162,500
                                                                   ========================================
Net income ...................................................     $  281,600     $  326,200     $   81,000
                                                                   ========================================

7. Inventories-


                                                            December 31,
                                                      ------------------------
                                                         1994           1993
                                                      ------------------------
                                                           (In thousands)
Leaf tobacco ....................................     $ 140,385      $ 145,259
Manufactured stock ..............................        82,902         76,946
Materials, supplies, etc. .......................        21,107         19,082
                                                      ------------------------
     Total ......................................     $ 244,394      $ 241,287
                                                      ========================

  If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $190,719,000 and $211,227,000 higher at December 31, 1994 and 1993, respectively.

8. Property, Plant and Equipment-


                                                              December 31,
                                                       -------------------------
                                                          1994           1993
                                                       -------------------------
                                                             (In thousands)
Land ............................................      $   33,355     $   33,482
Buildings and building equipment ................         423,447        395,748
Machinery and equipment .........................       1,317,940      1,189,062
Leaseholds and leasehold improvements ...........          26,994         32,008
                                                       -------------------------
     Total, at cost .............................       1,801,736      1,650,300
Less accumulated depreciation and amortization ..         711,868        612,121
                                                       -------------------------
     Property, plant and equipment-net ..........      $1,089,868     $1,038,179
                                                       =========================

  Depreciation and amortization expense and capital expenditures, by business segment, are as follows:

                                                           Years Ended December 31,
                                   -------------------------------------------------------------------------
                                             1994                     1993                      1992
                                   -------------------------------------------------------------------------
                                    Depr. &      Capital      Depr. &      Capital      Depr. &      Capital
                                     Amort.      Expend.       Amort.      Expend.       Amort.      Expend.
                                   -------------------------------------------------------------------------
                                                                 (In thousands)
Property and casualty insurance    $ 49,605     $ 99,316     $ 24,431     $ 84,100     $  8,030     $ 18,315
Life insurance .................     16,680       10,218       21,931        5,372       32,644       13,604
Cigarettes .....................     22,504       31,202       21,973       26,996       18,314       23,205
Hotels .........................     17,457       19,923       15,940       18,110       15,479       11,550
Watches and other timing devices      1,827        1,230        2,248        1,310        5,608        3,617
Drilling .......................     49,910       46,146       43,938       70,276       52,550      471,067
                                   -------------------------------------------------------------------------
     Total business segments....    157,983      208,035      130,461      206,164      132,625      541,358
Corporate ......................      2,694        1,057        4,640        1,343        5,745        3,472
                                   -------------------------------------------------------------------------
     Total .....................   $160,677     $209,092     $135,101     $207,507     $138,370     $544,830
                                   =========================================================================

9. Purchase of Business-

  In January 1992 Diamond Offshore Drilling, Inc., a wholly owned subsidiary, acquired all of the outstanding common stock of Odeco Drilling, Inc. ("Odeco") at a purchase price of $372,242,000 in cash. Odeco owned and operated 40 offshore drilling rigs that were used in drilling oil and gas wells. The acquisition has been accounted for by the purchase method.

10. Liability for Unpaid Claim and Claim Adjustment Expenses-

  CNA's property and casualty insurance claim and claim expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims which are incurred but not reported, as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, CNA's experience with similar cases, and various historical development patterns. Consideration is given to such historical patterns as field reserving trends, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these can affect the estimation of reserves. The effects of inflation, which can be significant, are implicitly considered in the reserving process and part of the recorded reserve balance. Reserves are not present valued except in the case of workers' compensation lifetime claims and accident and health disability claims where the reserves are explicitly discounted at rates allowed by insurance regulators that range from 3.5% to 6.0% and structured settlements where such reserves are discounted at interest rates ranging from 6.3% to 7.5%.
  Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail claims, such as general liability and professional liability claims.
  Changes in reserves for property and casualty claim and claim expense:

                                                                             Years Ended December 31,
                                                                   ------------------------------------------
                                                                      1994            1993           1992
                                                                   ------------------------------------------
                                                                                (In  thousands)
Reserves at beginning of year:
  Gross .......................................................    $20,812,000    $20,034,000    $17,712,000
  Ceded reinsurance ...........................................      2,491,000      2,867,000      3,297,000
                                                                   ------------------------------------------
     Net. .....................................................     18,321,000     17,167,000     14,415,000
                                                                   ------------------------------------------
Net incurred claim and claim expenses:
  Provision for insured events of current year ................      5,611,000      5,388,000      5,708,000
  (Decrease) increase in provision for insured events of prior
    years (a) .................................................        (71,000)       590,000      1,617,000
  Amortization of discounts ...................................        100,000         94,000        104,000
                                                                   -----------------------------------------
     Total net incurred .......................................      5,640,000      6,072,000      7,429,000
                                                                   -----------------------------------------

Net payments:
  Attributable to current year events .........................      1,388,000      1,202,000      1,260,000
  Attributable to prior year events ...........................      3,629,000      3,706,000      3,411,000
  Amortization of discounts ...................................         10,000         10,000          6,000
                                                                   -----------------------------------------
     Total net payments .......................................      5,027,000      4,918,000      4,677,000
                                                                   -----------------------------------------

Net reserves at end of year ...................................    $18,934,000    $18,321,000    $17,167,000
                                                                   =========================================

Gross reserves at beginning of year ...........................    $20,812,000    $20,034,000    $17,712,000
                                                                   -----------------------------------------

Gross incurred claim and claim expenses:
 Provision for insured events of current year .................      6,125,000      5,817,000      6,382,000
 Increase in provision for insured events of prior years ......        213,000        305,000      1,487,000
 Amortization of discounts ....................................        100,000         94,000        104,000
                                                                   -----------------------------------------
     Total gross incurred .....................................      6,438,000      6,216,000      7,973,000
                                                                   -----------------------------------------

Gross payments:
 Attributable to current year events ..........................      1,468,000      1,278,000      1,348,000
 Attributable to prior year events ............................      4,133,000      4,150,000      4,297,000
 Amortization of discounts ....................................         10,000         10,000          6,000
                                                                   -----------------------------------------
     Total gross payments .....................................      5,611,000      5,438,000      5,651,000
                                                                   -----------------------------------------

Gross reserves at end of year (b) .............................    $21,639,000    $20,812,000    $20,034,000
                                                                   =========================================

(a) Includes $500,000 and $1,500,000 related to Fibreboard for the years ended December 31, 1993 and 1992, respectively.
(b) Excludes life claim and claim expense reserves and intercompany eliminations of $926,000, $858,000 and $699,000 as of December 31, 1994, 1993 and 1992,
    respectively, included in the Consolidated Balance Sheets.

  Environmental Pollution and Asbestos-Potential exposures exist for claims involving environmental pollution, including toxic waste clean-up. Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.
  The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by "Responsible Parties" ("RP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establishes a mechanism to pay for clean-up of waste sites if RP's fail to do so, and to assign liability to RP's. The extent of liability to be allocated to an RP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency on its National Priorities List. On the other hand, the Congressional Budget Office is estimating that there will be 4,500 National Priority List sites, and other estimates project as many as 30,000 sites that will require clean-up under ECLs. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established.
  CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether Superfund response costs are considered damages under the policies, trigger of coverage, applicability of pollution exclusions, the potential for joint and several liability and definition of an occurrence. Similar coverage issues exist for clean-up of waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues.
  A number of proposals to reform Superfund have been made by various parties, however no reforms were enacted by Congress in 1994. The Superfund taxing authority will expire at the end of 1995 and will, therefore, need to be addressed by the new, 104th Congress. While the next Congress may address this issue, no predictions can be made as to what positions the Congress or the Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be materially reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.
  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. In 1994 and 1993, CNA allocated approximately $427 and $340 million, respectively, of claim and claim expense reserves for unreported environmental pollution claims in addition to the $79 and $94 million, respectively, of reserves recorded for reported claims. CNA has not attributed any reinsurance to reserves for unreported claims. The reserves for reported claims cited above are net of reinsurance recoverable of $3 and $5 million at December 31, 1994 and 1993, respectively. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to later adjustment based on new data.
  The number of claims filed for environmental pollution coverage continues to increase. Approximately 1,900 claims were reported in 1994 and approximately 20,000 claims have been reported to date. Pending claims totaled approximately 9,900 and 10,100 at December 31, 1994 and 1993, respectively. Approximately 10,100 claims were closed through December 31, 1994, of which approximately 9,100 claims were settled without payment, except for claim expenses of $26 million. Settlements for the remaining 1,000 claims totaled $129 million, plus claim expenses of $36 million (net of reinsurance recoveries of $34 and $4 million for claim and claim expenses, respectively). Adverse reserve development for environmental claims totaled $180 and $446 million for the years ended December 31, 1994 and 1993, respectively. The foregoing claims statistics represent claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. In previous filings, such disclosures included claims for all accident years.
  The results of operations in future years may continue to be adversely affected by environmental pollution claim and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

  Most of the unfavorable asbestos-related reserve development is attributable to CNA's on-going litigation with Fibreboard Corporation. A detailed discussion of CNA's litigation with Fibreboard Corporation regarding asbestos-related bodily injury claims can be found in Note 18.
  CNA, consistent with sound reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. The following table summarizes for 1994 and 1993 the net favorable and adverse reserve development, after effect of reinsurance.


                                                        Years Ended December 31,
                                                        ------------------------
                                                           1994          1993
                                                        ------------------------
                                                             (In thousands)
Asbestos strengthening (a) ............................ $ (37,000)    $(601,000)
Environmental strengthening ...........................  (180,000)     (446,000)
Other reserve releases-net ............................   288,000       457,000
                                                        -----------------------
     Net reserve release (strengthening) .............. $  71,000     $(590,000)
                                                        =======================

(a) Includes $500,000 related to Fibreboard for the year ended December 31, 1993.

11. Income Taxes-

                                                                          Years Ended December 31,
                                                                   -------------------------------------
                                                                       1994        1993           1992
                                                                   --------------------------------------
                                                                                (In thousands)
Income taxes (benefits):
  Operations:
    Federal:
      Current ................................................     $  82,142     $ 175,705     $  (67,809)
      Deferred ...............................................      (112,071)     (181,601)      (382,691)
    State, city and other, principally current ...............        20,888        52,463         61,809
                                                                   --------------------------------------
                                                                      (9,041)       46,567       (388,691)
  Cumulative effect of accounting changes ....................                                    118,209
                                                                   --------------------------------------
       Total .................................................     $  (9,041)    $  46,567     $ (270,482)
                                                                   ======================================

  Deferred tax assets (liabilities) are as follows-

                                                                    December 31,
                                                        --------------------------------------    January 1,
                                                            1994          1993         1992          1992
                                                        ----------------------------------------------------
                                                                               (In thousands)
Insurance reserves:
  Property and casualty claim reserve discounting ..    $1,027,440    $  990,206    $  861,323    $ 714,320
  Unearned premium reserves ........................       137,402       125,560       147,874      134,239
  Life reserve differences .........................       115,903       144,078       140,120      108,535
  Others ...........................................        10,287       (12,126)        4,747       15,111
Deferred policy acquisition costs ..................      (312,594)     (310,228)     (280,902)    (282,073)
Employee benefits ..................................       157,059       144,566       128,127      117,292
Property, plant and equipment ......................      (133,195)     (132,750)     (148,541)    (154,714)
Investments ........................................       111,671       143,342        61,280       46,455
Alternative minimum tax credit .....................       239,600       165,200       151,000
Other-net ..........................................        60,717        44,371        55,590       38,762
                                                        ---------------------------------------------------
                                                         1,414,290     1,302,219     1,120,618      737,927
Unrealized depreciation (appreciation) .............       282,423      (257,764)      (15,601)         186
Other-net ..........................................       (17,541)       29,955         4,515          387
                                                        ---------------------------------------------------
     Deferred tax assets-net .......................    $1,679,172    $1,074,410    $1,109,532    $ 738,500
                                                        ===================================================

  Gross deferred tax assets amounted to $2,290,300,000, $1,895,689,000 and $1,595,083,000 and liabilities amounted to $611,128,000, $821,279,000 and
$485,551,000, for the years ended December 31, 1994, 1993 and 1992, respectively.

  Total income tax expense (benefit) for the years ended December 31, 1994, 1993 and 1992 was different than the amounts of $93,152,000, $241,275,000 and $(176,278,000), computed by applying the statutory U.S. federal income tax rate of 35%, 35% and 34%, respectively, to income (loss) before income taxes and minority interest for each of the years. The reasons for variances from the statutory rate are as follows:

                                                                         Percent of Pre-tax Income
                                                                          Years Ended December 31,
                                                                      -------------------------------
                                                                       1994         1993        1992
                                                                      -------------------------------
Statutory rate ...............................................          35%           35%        (34)%
(Decrease)increase in income tax rate resulting from:
  Exempt interest and dividends received deduction ...........         (42)          (28)        (44)
  State and city income taxes ................................           4             7           8
  Tax rate change ............................................                        (5)
  Special deduction-salvage and subrogation ..................                        (2)         (3)
  Other ......................................................                                    (2)
                                                                       -----------------------------
     Effective income tax rate ...............................          (3)%           7%        (75)%
                                                                       =============================

  Federal, foreign, state and local income tax payments, net of refunds, amounted to approximately $194,947,000, $10,263,000 and $355,853,000 for the
years ended December 31, 1994, 1993 and 1992, respectively.
  The Tax Reform Act of 1986 enacted a new separate parallel tax system referred to as the Alternative Minimum Tax ("AMT") system. AMT is based on a flat rate applied to a broader tax base. It is calculated separately from the regular federal income tax and the higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities of future years. At December 31, 1994 the AMT credit totaled approximately $239,600,000.
  The Company has entered into separate tax allocation agreements with Bulova and CNA, majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiaries"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, the federal income tax benefit to CNA amounted to approximately $84,000,000, $17,000,000 and $350,000,000 for the years ended December 31, 1994, 1993 and 1992, respectively, and the federal income tax (expense) benefit to Bulova amounted to approximately $(74,000), $2,500,000 and $(3,300,000) for the years ended December 31, 1994,
1993 and 1992, respectively. Each agreement may be cancelled by either of the parties upon thirty days' written notice.
  The Company's federal income tax returns have been examined through 1988 and settled through 1983, and the years 1989 and 1990 are currently under examination. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the consolidated balance sheet is believed to be adequate to cover any additional assessments which may be made by federal, state and local tax authorities and should not have a material effect on the financial condition of the Company,
  The Revenue Reconciliation Act of 1990 (the "1990 Act") required property and casualty insurance companies to accrue estimated salvage and subrogation recoverable for tax purposes as of January 1, 1990. Under a transition provision of the 1990 Act, for companies that had anticipated salvage and subrogation in determining loss reserves, 87% of such accrual as of January 1, 1990 was forgiven. This special deduction is to be taken ratably over four taxable years beginning in 1990. CNA recognized a tax benefit of approximately $17,000,000 in each of the years ended December 31, 1993 and 1992, respectively.
  In 1993 the Company increased its deferred tax asset by $31,636,000 due to a 1% increase in the corporate tax rate.

12. Long-Term Debt-

                                                                         December 31, 1994
                                                        ---------------------------------------------------
                                                                      Unamortized                 Current
                                                         Principal    Discount         Net      Maturities
                                                        ---------------------------------------------------
                                                                          (In thousands)
Loews Corporation ..................................    $1,192,832      $23,071      $1,169,761
CNA ................................................       918,390        6,577         911,813      $1,632
Other ..............................................        62,820                       62,820       2,758
                                                        ---------------------------------------------------
    Total ..........................................    $2,174,042      $29,648      $2,144,394      $4,390
                                                        ===================================================

                                                                                         December 31,
                                                                                 ---------------------------
                                                                                    1994             1993
                                                                                 ---------------------------
                                                                                        (In thousands)
Loews Corporation (Parent Company):
 8.5% notes due 1998 (effective interest rate of 8.6%)
  (authorized, $125,000) (a) .............................................       $  117,832      $  117,832
 8.3% debentures due 2007 (effective interest rate of 8.4%)
  (authorized, $200,000) (b) .............................................          200,000         200,000
 8.9% debentures due 2011 (effective interest rate of 9.0%)
  (authorized, $175,000) .................................................          175,000         175,000
 7.6% notes due 2023 (effective interest rate of 7.8%)
  (authorized, $300,000) (c) .............................................          300,000         300,000
 7% notes due 2023 (effective interest rate of 7.2%)
  (authorized, $400,000) (d) .............................................          400,000         400,000
 Note payable ............................................................                           15,741
CNA Financial Corporation:
 8.6% notes due 1996 (effective interest rate of 8.8%) (authorized,
  $250,000) ..............................................................          250,000         250,000
 8.9% notes due 1998 (effective interest rate of 9.2%) (authorized,
  $150,000) ..............................................................          150,000         150,000
 6.3% notes due 2003 (effective interest rate of 6.4%) (authorized,
  $250,000) ..............................................................          250,000         250,000
 7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized,
  $250,000) ..............................................................          250,000         250,000
 Other senior debt (effective interest rates approximate 5.0% and 4.6%) ..           18,390          20,777
Other senior debt, principally mortgages (effective interest rates
 approximate 9.3% and 8.9%) ..............................................           62,820          97,347
                                                                                 --------------------------
                                                                                  2,174,042       2,226,697
Less unamortized discount ................................................           29,648          31,027
                                                                                 --------------------------
     Long-term debt, less unamortized discount ...........................       $2,144,394      $2,195,670
                                                                                 ==========================

(a) Net of $7,168 held by the Company.
(b) Redeemable in whole or in part at January 15, 1997 at 104%, and decreasing percentages thereafter.
(c) Redeemable in whole or in part at June 1, 2003 at 104%, and decreasing percentages thereafter.
(d) Redeemable in whole or in part at October 15, 2003 at 102%, and decreasing percentages thereafter.

  The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $4,390,000 in 1995, $254,010,000 in 1996, $19,645,000
in 1997, $270,639,000 in 1998 and $29,536,000 in 1999.
  The Company paid interest expenses of approximately $168,901,000, $219,099,000 and $127,689,000 for the years ended December 31, 1994, 1993 and 1992, respectively.
  Payment of dividends by insurance subsidiaries of CNA without prior regulatory agency approval is limited to certain formula-derived amounts. At December 31, 1994, $2,073,474,000 of retained earnings of subsidiaries was not available for dividends to the Company.

13.  Retirement Plans-

  Pension Plans-The Company and its subsidiaries have several non-contributory defined benefit plans for eligible employees. The benefits for certain plans which cover salaried employees and certain union employees are based on formulas which include among others, years of service and average pay. The benefits for one plan which covers union workers under various union contracts and certain salaried employees are based on years of service multiplied by a stated amount.
  Effective January 1, 1994, a subsidiary of the Company amended its retirement plan to allow for early retirement benefits when years of service and age equals a minimum of 65. This amendment generated an unrecognized prior service cost of $1,600,000.
  Pension cost includes the following components:

                                                                    Years Ended December 31,
                                                          ---------------------------------------------
                                                             1994               1993               1992
                                                          ---------------------------------------------
                                                                         (In thousands)
Service cost-benefits earned ..................           $ 43,438           $ 37,141           $ 34,292
Interest cost .................................             86,259             81,811             76,814
Return on plan assets-actual ..................             16,582            (54,079)           (55,446)
Net amortization and deferrals ................            (65,476)            (7,163)              (598)
                                                          ----------------------------------------------
  Net pension cost ............................           $ 80,803           $ 57,710           $ 55,062
                                                          ==============================================

  The following table sets forth the pension plans' funded status:

                                                                               December 31,
                                                        -----------------------------------------------------
                                                                  1994                       1993
                                                        -----------------------------------------------------
                                                        Overfunded   Underfunded    Overfunded    Underfunded
                                                           Plans        Plans          Plans          Plans
                                                        -----------------------------------------------------
                                                                               (In thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation ..................     $ 421,488      $476,994       $ 450,751      $512,907
                                                         ====================================================
  Accumulated vested benefit obligation ...........     $ 383,296      $436,339       $ 409,399      $473,030
                                                        =====================================================
Projected benefit obligation ......................     $ 644,160      $529,612       $ 619,001      $565,127
Plan assets at fair value .........................       508,825       336,637         483,774       361,285
                                                        -----------------------------------------------------
Projected benefit obligation over plan assets .....       135,335       192,975         135,227       203,842
Unrecognized prior service cost ...................       (16,100)      (15,269)        (16,273)      (17,587)
Unrecognized net asset (obligation), January 1 ....        17,300       (34,156)         22,330       (39,756)
Unrecognized net loss .............................      (169,306)      (67,249)       (159,594)      (96,156)
Additional minimum liability ......................                      78,071                       102,343
                                                        -----------------------------------------------------
     Net pension (asset) liability recognized in
      the balance sheet ...........................     $ (32,771)     $154,372       $ (18,310)     $152,686
                                                        =====================================================

  At December 31, 1994 and 1993, the Company's minimum pension liability exceeded its unrecognized prior service cost and net transition obligation by $30,712,000 and $43,095,000, respectively. This excess is recorded as a reduction to shareholders' equity of $19,962,000 and $28,012,000, net of tax benefits of $10,750,000 and $15,083,000, respectively.
  The rates used in the actuarial assumptions were:

                                                                            Years Ended December 31,
                                                                    ----------------------------------------
                                                                        1994          1993          1992
                                                                    ----------------------------------------
Discount rate .................................................     8.5% to 8.8%  7.3% to 7.5%  8.3% to 8.5%
Rate of compensation increase .................................     4.0% to 6.3%  4.5% to 5.8%  5.3% to 5.5%
Expected long-term rate of return on assets ...................     7.5% to 8.8%  7.5% to 8.5%          9.0%

  The Company's funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plans are invested primarily in interest-bearing obligations and for one plan with an insurance subsidiary of the Company, in its Separate Account business.

  Other Postretirement Benefit Plans-The Company and its subsidiaries have several postretirement benefit plans covering eligible employees and retirees. Participants generally become eligible after reaching age 55 with required years of service. Actual requirements for coverage vary by plan. Benefits for retirees who were covered by bargaining units vary by each unit and contract. Benefits for certain retirees are in the form of a company health care account which can have a maximum of $4,500 per year, with an equal amount for a spouse in the same age grouping.
  Benefits for retirees reaching age 65 are generally integrated with Medicare. Benefits for certain retirees are in the form of a company health care account which can have a maximum value of $1,500 per year, with an equal amount for a spouse in the same age grouping. Other retirees, based on plan provisions, must use Medicare as their primary coverage, with the Company reimbursing a portion of the unpaid amount; or are reimbursed for the Medicare Part B premium or have no company coverage. The benefits provided by the Company are basically health, and for certain retirees, life insurance type benefits.
  Effective January 1, 1994, a subsidiary of the Company amended its retirement plan to allow for early retirement when years of service and age equals a minimum of 65. This amendment generated $11,200,000 of unrecognized prior service costs for its postretirement benefit plan.
  The Company does not fund any of these benefit plans and accrues postretirement benefits during the active service of those employees who would become eligible for such benefits when they retire.
  The rates used in the actuarial assumptions were:

                                                            December 31,
                                                     --------------------------
                                                         1994         1993
                                                     --------------------------
Net periodic postretirement benefit cost ..........  7.3% to 7.5%  8.3% to 8.5%
Accumulated postretirement benefit liability ......  8.5% to 8.8%  7.3% to 7.5%

  The following table sets forth the postretirement benefit plans' status:


                                                             December 31,
                                                       ------------------------
                                                          1994          1993
                                                       ------------------------
                                                           (In thousands)
Accumulated postretirement benefit obligation:
  Retirees .......................................      $130,245      $134,502
  Fully eligible active plan participants ........        81,477        57,376
  Other active plan participants .................        89,363       128,992
                                                        ----------------------
                                                         301,085       320,870
  Unrecognized prior service cost ................       (10,244)          736
  Unrecognized net gain ..........................        77,072        21,869
                                                        ----------------------
      Accrued postretirement benefit liability ...      $367,913      $343,475
                                                        ======================

  Postretirement benefit cost includes the following components:

                                                                                 Years Ended December 31,
                                                                             --------------------------------
                                                                               1994         1993        1992
                                                                             --------------------------------
                                                                                       (In thousands)
Service costs .....................................................          $13,662      $10,892     $10,807
Interest costs ....................................................           24,852       25,238      24,919
                                                                             --------------------------------
     Net periodic postretirement benefit cost .....................          $38,514      $36,130     $35,726
                                                                             ================================

  For measurement purposes, a trend rate for covered costs of 13.5% to 14% pre-65 and 10.5% post-65, was used. These trend rates are expected to decrease gradually to 5% and 8.3% at rates from 0.5% to 1.0% per annum. An increase of one percentage point in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $25,016,000 and the net periodic postretirement benefit cost by approximately $3,811,000.

14.  Reinsurance-

  The effects of reinsurance on written premiums and earned premiums are as follows:

Written Premiums:

                                                             Direct       Assumed       Ceded          Net
                                                          ----------------------------------------------------
                                                                               (In thousands)

                                                                          Year Ended December 31, 1994
Long Duration Contracts ............................      $  518,300    $  118,400     $ 25,900     $  610,800
Short Duration Contracts ...........................       8,344,400     1,398,300      710,600      9,032,100
                                                          ----------------------------------------------------
     Total .........................................      $8,862,700    $1,516,700     $736,500     $9,642,900
                                                          ====================================================

                                                                          Year Ended December 31, 1993

Long Duration Contracts ............................      $  422,700    $  141,600     $ 23,000     $  541,300
Short Duration Contracts ...........................       7,654,900     1,168,400      540,100      8,283,200
                                                          ----------------------------------------------------
     Total .........................................      $8,077,600    $1,310,000     $563,100     $8,824,500
                                                          ====================================================

                                                                          Year Ended December 31, 1992

Long Duration Contracts ............................      $  413,800    $  146,500     $ 23,200     $  537,100
Short Duration Contracts ...........................       7,325,800     1,367,500      506,500      8,186,800
                                                          ----------------------------------------------------
     Total .........................................      $7,739,600    $1,514,000     $529,700     $8,723,900
                                                          ====================================================

Earned Premiums:
                                                                         Year Ended December 31, 1994

Long Duration Contracts ............................      $  413,800    $  118,400     $ 25,900     $  506,300
Short Duration Contracts ...........................       8,273,400     1,397,400      702,700      8,968,100
                                                          ----------------------------------------------------
     Total .........................................      $8,687,200    $1,515,800     $728,600     $9,474,400
                                                          ====================================================

                                                                         Year Ended December 31, 1993

Long Duration Contracts ............................      $  350,100    $  140,900     $ 23,000     $  468,000
Short Duration Contracts ...........................       7,603,200     1,142,700      525,100      8,220,800
                                                          ----------------------------------------------------
     Total .........................................      $7,953,300    $1,283,600     $548,100     $8,688,800
                                                          ====================================================

                                                                         Year Ended December 31, 1992

Long Duration Contracts ............................      $  376,400    $  146,500     $ 23,200     $  499,700
Short Duration Contracts ...........................       7,570,500     1,203,900      506,100      8,268,300
                                                          ----------------------------------------------------
     Total .........................................      $7,946,900    $1,350,400     $529,300     $8,768,000
                                                          ====================================================

  The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. Such collateral totaled approximately $165.0 and $155.0 million at December 31, 1994 and 1993, respectively. CNA's largest recoverable, including prepaid reinsurance premiums was approximately $348.0 and $484.0 million with Lloyd's of London at December 31, 1994 and 1993, respectively. Insurance claims and policyholders' benefits are net of reinsurance recoveries of $827.9, $177.6 and $570.2 million for the years ended December 31, 1994, 1993 and 1992, respectively.

15. Capital Stock and Earnings Per Share-

  In addition to its common stock, the Company has authorized 25,000,000 shares of preferred stock, $.10 par value.
  Earnings per share, assuming no dilution, are based on the weighted average number of shares outstanding during each year (60,192,000, 64,108,000 and 65,659,000 for the years ended December 31, 1994, 1993 and 1992, respectively). Fully diluted earnings per share assumes conversion of the zero coupon convertible subordinated notes (redeemed in November 1993) and elimination of the related interest charges, net of taxes. Fully diluted earnings per share are not presented for the year ended December 31, 1992 since such dilution is not material.

16. Quarterly Financial Data (Unaudited)-

                                   1994 Quarters Ended                            1993 Quarters Ended
                      ----------------------------------------------------------------------------------------
                       Dec. 31    Sept. 30   June 30    March 31    Dec. 31    Sept. 30   June 30    March 31
                      ----------------------------------------------------------------------------------------
                                               (In thousands, except per share data)
Total revenues ....  $3,371,400 $3,545,304 $3,393,397 $3,205,100  $3,351,634 $3,416,934 $3,375,079 $3,543,130
Net income (loss) .      79,158    134,215     60,326     (5,865)    138,403    (89,615)   203,643    341,690
 Per share ........        1.34       2.24       1.00       (.10)       2.20      (1.40)      3.16       5.25

17. Leases-

  The Company's hotels in some instances are constructed on leased land or are leased. Other leases cover central office facilities, computer equipment and operating service offices. Rent expense amounted to $78,114,000, $84,946,000 and $85,400,000 for the years ended December 31, 1994, 1993 and 1992, respectively. It is expected, in the normal course of business, that leases which expire will be renewed or replaced by leases on other properties; therefore, it is believed that future minimum annual rental commitments will not be less than the amount of rental expense incurred in 1994. At December 31, 1994 future aggregate minimum rental payments approximated $245,615,000.

18. Legal Proceedings and Contingent Liabilities-

  Fibreboard Litigation-CNA's primary property and casualty subsidiary, Continental Casualty Company ("Continental"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Continental, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. Continental, Fibreboard and Pacific Indemnity have also reached an agreement, which is subject to court approval, (the "Trilateral Agreement") on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Continental's litigation with Fibreboard.
  On July 29, 1994 the United States District Court for the Eastern District of Texas preliminarily approved the Global Settlement agreement. A final fairness hearing, to determine whether to finally approve the Global Settlement agreement, commenced on December 12, 1994. During the hearing various parties presented evidence in opposition to the Global Settlement.
  Also pending in the United States District Court for the Eastern District of Texas is litigation over the Trilateral Agreement. Trial on the issues raised by this agreement occurred on February 13, 1995, with evidence submitted to the Court in opposition to final court approval of the Trilateral Agreement.
  CNA and the other parties to the Global Settlement agreement and the Trilateral Agreement completed a comprehensive court approved notice program to provide potential claimants information about their rights and possible benefits under the Global Settlement agreement and Trilateral Agreement. Final arguments concerning the Global Settlement agreement occurred on February 27, 1995; the court's rulings are expected in the spring of 1995. No date has been set for final legal arguments for the Trilateral Agreement.

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

  Even if Continental were successful on appeal on the dual coverage requirements or the number of occurrences, if the final decision in the coverage case affirms the trial court's decision on the existence of the Pacific Indemnity policy, then Continental would still have obligations under the Continental and Pacific Indemnity Agreement described below.
  Under various reinsurance agreements, Continental has asserted a right to reimbursement for a portion of its potential exposure to Fibreboard. The reinsurers have disputed Continental's right to reimbursement and have taken the position that any claim by Continental is subject to arbitration under provisions in the reinsurance agreement. A Federal court has ruled that the dispute must be resolved by arbitration. There can be no assurance that Continental will be successful in obtaining a recovery under its reinsurance agreements.
  On April 9, 1993, Continental and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.
  Through December 31, 1994, Continental, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 135,000 claims, subject to resolution of the coverage issues, for a maximum settlement amount of approximately $1.58 billion. If neither the Global Settlement nor the Trilateral Agreement receives final court approval, Continental's obligation to pay under all settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, total approximately $751.8 million, of which $486.6 million was paid through December 31, 1994. Continental may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.
  Continental will continue to pursue its appeals in respect of the coverage litigation and all other litigation involving Fibreboard if the Global Settlement or the Trilateral Agreement cannot be implemented.

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

  Reserves-In the fourth quarter of 1992, Continental increased its reserve with respect to potential exposure to asbestos-related bodily injury cases by $1.5 billion. In connection with the agreement in principle announced on August 27, 1993, Continental added $500 million to such claim reserve. The Fibreboard litigation represents the major portion of Continental's asbestos-related claim exposure.
  There are inherent uncertainties in establishing a reserve for complex litigation of this type. Courts have tended to impose joint and several liability, and because the number of manufacturers who remain potentially liable for asbestos-related injuries has diminished on account of bankruptcies, as has the potential number of insurers due to operation of policy limits, the liability of the remaining defendants is difficult to estimate. Further, a recent trend by courts to consolidate like cases into mass tort trials limits the discovery ability of insurers, generally does not allow for individual claim adjudication, restricts the identification of appropriate allocation methods and thereby results in an increasing likelihood for fraud and disproportionate and potentially excessive judgments. Additionally, management believes that recent court decisions would appear to be based on social or other considerations irrespective of the facts and legal issues involved.
  The Global Settlement and the Trilateral Agreement are subject to court approval. There is limited precedent with settlements which determine the rights of future claimants to seek relief. It is extremely difficult to assess the magnitude of Continental's potential liability in respect of such future claimants if neither the Global Settlement nor the Trilateral Agreement is approved and upheld, keeping in mind that Continental's potential liability is limited to persons exposed to asbestos prior to the termination of the policy in 1959.
  Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed in respect of periods after 1959. As indicated above, as of December 31, 1994, Continental, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 135,000 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Continental is not a party.
  Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 49,500 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately $13,400 per claim for the before 1959 claims processed through December 31, 1994. Based on reports by Fibreboard, between September 1988 and April 1993, Fibreboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Continental. Continental intervened and settled these claims for approximately $77,000 on average, with a portion of the payment contingent on approval of the Global Settlement or the Trilateral Agreement, and if neither is approved, subject to resolution of the coverage appeal.

  Continental believes that as a result of the Global Settlement and the Trilateral Agreement it has greatly reduced the uncertainty of its exposure with respect to the Fibreboard matter. However, if neither the Global Settlement, nor the Trilateral Agreement is approved and upheld, in light of the factors discussed herein the range of Continental's potential liability cannot be meaningfully estimated and there can be no assurance that the reserves established would be sufficient to pay all amounts which ultimately could become payable in respect of asbestos-related bodily injury liabilities.
  While it is possible that the ultimate outcome of this matter could have a material adverse impact on the equity of the Company, management does not believe that a further loss material to equity is probable. Management will continue to monitor the potential liabilities with respect to asbestos-related bodily injury claims and will make adjustments to the claim reserves if warranted.

  Tobacco Litigation-A number of lawsuits have been filed against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes or exposure to tobacco smoke. Plaintiffs have asserted claims based on, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100 million in compensatory damages and $600 million in punitive damages. Presently, 54 such cases are pending in the United States federal and state courts against manufacturers of tobacco products generally; Lorillard is a named defendant in 17 of these cases and the Company is a defendant in three of these cases. Twenty of these cases have been commenced since January 1, 1994; Lorillard is a named defendant in six of the cases filed since January 1, 1994.
  In addition to cases brought by individuals, five purported class actions are pending against Lorillard and other cigarette manufacturers, and the Company is a defendant in one of these cases. Plaintiffs in four of the purported class actions seek damages for alleged nicotine addiction and health effects claimed to have resulted from the use of cigarettes, and plaintiffs in one of the purported class actions allege health effects from exposure to tobacco smoke. Theories of liability include a broad range of product liability theories, theories based upon consumer protection statutes and fraud and misrepresentation. Four of the purported class actions have been filed since January 1, 1994. These purported class actions are more fully described below.
  In Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), the purported class consists of flight attendants claiming injury as a result of exposure to environmental tobacco smoke in the cabins of aircraft. Plaintiffs seek an unspecified amount in compensatory damages and $5 billion in punitive damages. The trial court granted plaintiffs' motion for class certification on December 12, 1994. Defendants have appealed this ruling to the Florida Court of Appeals.
  In Castano v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed March 29, 1994), the purported class consists of individuals in the United States who are allegedly nicotine dependent and the estates and heirs of individuals in the United States who were allegedly nicotine dependent. Plaintiffs in this action are represented by a well-funded and coordinated consortium of over 60 law firms from around the United States. Plaintiffs seek unspecified amounts in actual damages and punitive damages. The court issued an order on February 17, 1995 that granted in part plaintiffs' motion for class certification. The time for defendants to request an appeal from the order granting the motion for class certification has not expired.
  In Granier v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed September 26, 1994), plaintiffs seek certification of a class to be comprised of all residents of the United States who are addicted to nicotine, and of survivors who claim their decedents were addicted to nicotine. Plaintiffs seek unspecified dollar amounts in actual damages and punitive damages and the creation of a medical monitoring fund to monitor the health of individuals allegedly injured by their addiction to nicotine. Plaintiffs' motion to consolidate this action with Castano, above, has not been decided by the court.
  In Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). the purported class consists of citizens and residents of the United States, and the purported survivors of citizens and residents of the United States, who have had, presently have, or have died from diseases and medical conditions allegedly caused by smoking cigarettes containing nicotine. Plaintiffs in this case seek actual and punitive damages in excess of $100 billion each, and the creation of a medical fund to compensate individuals for future health care costs. Plaintiffs' motion for class certification was granted by the court on October 31, 1994. Defendants have appealed this ruling to the Florida Court of Appeal.
  In the fifth purported class action, Lacey v. Lorillard Tobacco Company, et al. (U.S. District Court, Northern District, Alabama, filed March 15, 1994), plaintiff alleges that the defendants, Lorillard and two other cigarette manufacturers, did not disclose to the plaintiff or other cigarette smokers in the State of Alabama the nature, type, extent and identity of additives, additions, or additional substances that the defendants allegely caused or allowed to be made a part of cigarettes or cigarette components. Plaintiff requests injunctive relief requiring defendants to list the additives, additions or additional substances that defendants have caused or allowed to be placed onto or within cigarettes or cigarette components manufactured for sale and sold in the State of Alabama. Plaintiff seeks monetary damages on behalf of his individual claim and on behalf of each member of the purported class arising out of the complaint's allegation not to exceed $48,500 for the individual claim or for any individual member of the class.
  In addition to the foregoing cases, four actions have been initiated in which states or state agencies seek recovery of funds expended by the states or state agencies to provide health care to eligible citizens with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Lorillard is named as a defendant in each of these four state or state agency actions and the Company is named as a defendant in three of them.
  The case of Moore v. The American Tobacco Company, et al. (Chancery Court, Jackson County, Mississippi, filed May 23, 1994), was filed by the Attorney General of Mississippi. The case of McGraw v. The American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed on September 20, 1994), was filed by the Attorney General of West Virginia. The case of State of Minnesota v. Philip Morris Incorporated, et al. (District Court, Ramsey County, Minnesota, filed August 17, 1994), was filed by the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota.
  The case of The State of Florida, et al. v. The American Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida, filed February 22, 1995), was filed by the State of Florida, the Governor of Florida, and two state agencies. Plaintiffs in this case seek reimbursement under a specific Florida statute that permits the state to sue a manufacturer to recover Medicaid costs incurred by the state that are claimed to result from the use of the manufacturer's product. In any such suit, the statute permits causation and damages to be proven by statistical analysis, abrogates all affirmative defenses, adopts a "market share" liability theory, applies joint and several liability and eliminates the statute of repose. An action for declaratory judgment has been commenced in Florida state court by companies and trade associations in several potentially affected industries challenging this statute. Lorillard also understands that elements of the Florida business community have initiated an effort to repeal or modify the statute in a future legislative session. It is impossible at this time to predict the ultimate outcome of this action or such efforts. Lorillard understands that several other states, and the Congress, have considered or are considering legislation similar to that passed in Florida.
  In a fifth state, Massachusetts, the Governor on July 10, 1994 signed legislation authorizing that state's attorney general to bring an action against tobacco manufacturers to recover medical assistance payments for which such companies may be liable under existing law. No action has been brought to date by the State of Massachusetts.
  The states pursuing the foregoing efforts are doing so at the urging and with the assistance of well known members of the plaintiffs bar and these lawyers have been meeting with attorneys general in other states to encourage them to file similar suits.
  In addition to the foregoing cases, one pending case, Cordova v. Liggett Group, Inc., et al. Superior Court San Diego County, California, filed May 12,
1992), alleges that Lorillard and other named defendants, including other manufacturers of tobacco products, engaged in unfair and fraudulent business practices in connection with activities relating to the Council for Tobacco Research-USA, Inc., of which Lorillard is a sponsor, in violation of a California state consumer protection law by misrepresenting to or concealing from the public information concerning the health aspects of smoking. Plaintiff seeks an injunction ordering defendants to undertake a "corrective advertising campaign" in California to warn consumers of the health hazards associated with smoking, to provide restitution to the public for funds "unlawfully, unfairly, or fraudulently" obtained by defendants, and to "disgorge" all revenues and profits acquired as a result of defendants' "unlawful, unfair and/or fraudulent business practices." An adverse development in this case could encourage the filing of additional actions in other states with consumer protection laws similar to California's.
  In addition to the foregoing cases, several cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, almost forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Presently twelve such cases are pending in federal and state courts against Lorillard. The Company is not named as a defendant in any of these cases. Six such cases have been filed since January 1, 1994. Allegations of liability against Lorillard include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10 million in compensatory damages and $100 million in punitive damages. Four of these cases are currently set for trial in 1995.
  One of the defenses raised by Lorillard in certain cases is preemption by the Federal Cigarette Labeling and Advertising Act (the "Labeling Act"). In the case of Cipollone v. Liggett Group, Inc., et al., the United States Supreme Court, in a plurality opinion issued on June 24, 1992, held that the Labeling Act as enacted in 1965 does not preempt common law damage claims but that the Labeling Act, as amended in 1969, does preempt claims against tobacco companies arising after July 1, 1969, which assert that the tobacco companies failed to adequately warn of the alleged health risks of cigarettes, sought to undermine or neutralize the Labeling Act's mandatory health warnings, or concealed material facts concerning the health effects of smoking in their advertising and promotion of cigarettes. The Supreme Court held that claims against tobacco companies based on fraudulent misrepresentation, breach of express warranty, or conspiracy to misrepresent material facts concerning the alleged health effects of smoking are not preempted by the Labeling Act. The Supreme Court in so holding did not consider whether such common law damage actions were valid under state law. The effect of the Supreme Court's decision on pending and future cases against Lorillard and other tobacco companies will likely be the subject of further legal proceedings. Additional litigation involving claims such as those held to be preempted by the Supreme Court in Cipollone could be encouraged if legislative proposals to eliminate the federal preemption defense, pending in Congress since 1991, are enacted. It is not possible to predict whether any such legislation will be enacted.
  In addition to the defenses based on preemption under the Supreme Court decision referred to above, Lorillard believes that it has a number of other valid defenses to pending cases. These defenses, where applicable, include, among others, statutes of limitations or repose, assumption of the risk, comparative fault, the lack of proximate causation, and the lack of any defect in the product alleged by a plaintiff. Lorillard believes, and has been so advised by counsel, that some or all of these defenses may, in any of the pending or anticipated cases, be found by a jury or court to bar recovery by a plaintiff. Application of valid defenses, including those of preemption, are likely to be the subject of further legal proceedings in the class action cases and in the actions brought by states or state agencies.
  Smoking and health related litigation has been brought by plaintiffs against Lorillard and other manufacturers of tobacco products for many years. While Lorillard intends to defend vigorously all such actions which may be brought against it, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation.
  Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of certain pending litigation. Management believes, however, that the ultimate outcome of pending litigation should not have a material adverse effect on the Company's financial position.

  Other Litigation-The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

19. Business Segment Data-

  The Company's subsidiaries are engaged primarily in insurance (property, casualty and life), the production and sale of cigarettes, the operation of hotels and oil and gas drilling rigs, and the distribution and sale of watches and other timing devices. The following table sets forth the major sources of the Company's consolidated revenues, income and assets.

                                                                             Years Ended December 31,
                                                                    ---------------------------------------
                                                                        1994          1993          1992
                                                                    ---------------------------------------
                                                                                 (In thousands)
Revenues (a):
  Property and casualty insurance ............................      $ 8,088,580   $ 8,159,851   $ 7,948,867
  Life insurance (b) .........................................        2,903,836     2,823,314     2,816,471
  Cigarettes .................................................        1,915,577     1,908,903     2,185,448
  Hotels (c) .................................................          217,432       185,268       201,436
  Watches and other timing devices ...........................          151,452       153,543       181,388
  Drilling ...................................................          303,748       288,251       217,713
  Investment income-net (d) ..................................          (90,105)      120,000       117,189
  Equity in income of CBS Inc. ...............................           45,837        58,990        27,012
  Other and eliminations-net .................................          (21,156)      (11,343)       (4,070)
                                                                    ---------------------------------------
                                                                    $13,515,201   $13,686,777   $13,691,454
                                                                    =======================================

Income contribution (a)(e):
  Property and casualty insurance ............................      $  (107,665)  $   (33,136)  $(1,495,498)
  Life insurance .............................................           93,238       177,392       159,600
  Cigarettes .................................................          583,952       592,368       914,973
  Hotels (c) .................................................           48,932        14,216        19,127
  Watches and other timing devices ...........................            4,087         6,274        12,470
  Drilling ...................................................          (14,223)        4,866       (48,911)
  Investment income-net (d) ..................................          (93,529)      116,062       116,076
  Equity in income of CBS Inc. ...............................           45,837        58,990        27,012
  Other ......................................................          (15,693)      (17,207)       (7,279)
                                                                    ---------------------------------------
                                                                    $   544,936   $   919,825   $  (302,430)
                                                                    =======================================

Net income (a):
  Property and casualty insurance ............................      $    38,991   $   145,757   $  (623,243)
  Life insurance .............................................           30,588        94,288        85,227
  Cigarettes .................................................          347,865       340,689       524,546
  Hotels (c) .................................................           17,018        (1,785)        1,911
  Watches and other timing devices ...........................              807         2,413         4,366
  Drilling ...................................................          (35,948)      (16,576)      (51,174)
  Investment income-net (d) ..................................          (60,971)       71,476        75,858
  Equity in income of CBS Inc. ...............................           30,801        52,641        24,717
  Interest expense and other-net (f) .........................         (101,317)      (94,782)      (64,305)
  Cumulative effect of accounting changes-net ................                                      144,711
                                                                    ---------------------------------------
                                                                    $   267,834   $   594,121   $   122,614
                                                                    =======================================

Identifiable assets:
  Property and casualty insurance ............................      $31,915,864   $29,630,328   $27,247,756
  Life insurance .............................................       12,350,337    12,225,641    12,355,269
  Cigarettes .................................................          542,239       547,063       623,936
  Hotels .....................................................          182,778       199,288       205,900
  Watches and other timing devices ...........................          164,835       158,609       166,482
  Drilling ...................................................          527,351       550,622       538,792
  Investment income ..........................................        4,234,073     1,966,655     1,917,614
  Investment in CBS Inc. .....................................          294,346       473,483       358,500
  Other ......................................................           60,649        56,046        96,013
  Corporate ..................................................           63,504        42,017        45,252
                                                                    ---------------------------------------
                                                                    $50,335,976   $45,849,752   $43,555,514
                                                                    =======================================

(a) Realized investment (losses) gains included in Revenues, Income contribution and Net income are as follows:

                                                                              Years Ended December 31,
                                                                         -------------------------------------
                                                                            1994          1993         1992
                                                                         -------------------------------------
Revenues:
  Property and casualty insurance .............................        $(164,131)     $674,452      $262,658
  Life insurance ..............................................          (80,942)      125,813        95,433
  Investment income-net .......................................         (201,907)       62,532        49,156
                                                                       -------------------------------------
                                                                       $(446,980)     $862,797      $407,247
                                                                       =====================================

Income contribution:
  Property and casualty insurance .............................        $(164,131)     $674,452      $262,658
  Life insurance ..............................................          (70,065)      112,671        83,293
  Investment income-net .......................................         (201,907)       62,532        49,156
                                                                       -------------------------------------
                                                                       $(436,103)     $849,655      $395,107
                                                                       =====================================

Net income:
  Property and casualty insurance .............................        $ (86,547)     $362,917      $146,466
  Life insurance ..............................................          (37,808)       60,256        44,592
  Investment income-net .......................................         (131,337)       38,728        31,284
                                                                       -------------------------------------
                                                                       $(255,692)     $461,901      $222,342
                                                                       =====================================

(b) Includes $1,800,000, $1,700,000 and $1,600,000 under contracts covering U.S. government employees and their dependents for the respective periods.
(c) Includes pre-tax and after-tax gain on sale of two hotel leases amounting to $30,250 and $15,400, respectively, for the year ended December 31, 1994.
(d) Consists of investment income of non-insurance operations. Investment income of insurance operations is included in the Revenues, Income contribution and Net income of the related insurance operations.
(e) Consists of income before minority interest, cumulative effect of changes in accounting principles and allocation for financial reporting purposes of interest expense, corporate expense and income taxes.
(f) Includes interest expense, net of tax benefits, of $87,073, $83,127 and $71,499 for the respective periods.

20. Subsequent Event-Proposed Acquisition-

  The Continental Corporation-In the fourth quarter of 1994, CNA reached an agreement to purchase the outstanding shares of common stock of The Continental Corporation ("CIC") through a cash merger for approximately $1.1 billion, or $20 a share. The acquisition will be accounted for as a purchase and, accordingly CIC's results of operations will be included in CNA's consolidated results of operations for the period subsequent to the date of acquisition, which is expected in the second quarter of 1995. CNA and CIC are jointly seeking regulatory approvals as quickly as possible. The transaction closing is subject to the approvals of the CIC shareholders and state insurance regulators. Until the acquisition is complete CIC will continue to operate independently.
  CNA has reached an agreement in principle with a syndicate of banks to provide initial financing through a revolving loan facility. The revolving loan facility will have a maturity of 5 years without any prepayment restrictions. The loan will allow CNA to consummate the merger expeditiously and facilitate a smooth transition, while providing the needed flexibility to determine the ultimate financing structure following the consummation of the transaction, which is likely to include long-term debt financing or a combination of debt and equity financing.
  CIC, headquartered in New York, is the llth largest U.S. property and casualty insurance company based on 1993 premium volume. The revenues and net loss of CIC and subsidiaries for the year ended December 31, 1994 are approximately $5.1 billion and $602.9 million, respectively. Total assets are approximately $16.0 billion at December 31, 1994.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    PART III

  Information called for by Part III has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to regulation 14A.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

                                                                         Page
      2. Financial Statement Schedules:                                 Number
                                                                        ------

Independent Auditors' Report .........................................    L-1
Loews Corporation and Subsidiaries:
  Schedule I-Condensed financial information of Registrant for the
   years ended December 31, 1994, 1993 and 1992 ......................    L-2
  Schedule II-Valuation and qualifying accounts for the years ended
   December 31, 1994, 1993 and 1992 ..................................    L-7
  Schedule V-Supplemental information concerning property and casualty insurance operations for the years ended December 31, 1994, 1993
   and 1992 ..........................................................    L-8

      3. Exhibits:

                                                                        Exhibit
                                Description                             Number
                                -----------                             -------
  (2)  Plan of acquisition, reorganization, arrangement, liquidation or succession

      Merger Agreement, dated as of December 6, 1994, by and among
      CNA Financial Corporation, Chicago Acquisition Corp. and The
      Continental Corporation is incorporated herein by reference to
      Exhibit 2 to CNA Financial Corporation's (Commission File Number
      1-5823) Report on Form 8-K filed December 9, 1994 ..............    2.01

  (3)  Articles of Incorporation and By-Laws

     Restated Certificate of Incorporation of the Registrant,
     incorporated herein by reference to Exhibit 3 to Registrant's
     Report on Form 10-Q for the quarter ended September 30, 1987 ....    3.01

     By-Laws of the Registrant as amended through October 18, 1994 is
     filed herewith ..................................................    3.02*

  (4)  Instruments Defining the Rights of Security Holders, Including
       Indentures

     The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

                                                                        Exhibit
                                Description                             Number
                                -----------                             -------

(10) Material Contracts

     Employment Agreement between Registrant and Laurence A. Tisch dated March 1, 1971 as amended through October 22, 1992 is incorporated herein by reference to Exhibit 10.01 to Registrant's
     Reports on Form 10-K for the years ended December 31, 1981,
     December 31, 1983, December 31, 1984, December 31, 1985, December
     31, 1986, December 31, 1988, December 31, 1989 and December 31,
     1992, and an amendment thereto dated October 18, 1994 is filed
     herewith ........................................................   10.01*

     Employment Agreement dated as of March 1, 1988 between Registrant and Preston R. Tisch as amended through October 22, 1992 is incorporated herein by reference to Exhibit 10.05 to Registrant's
     Report on Form 10-K for the years ended December 31, 1987,
     December 31, 1989 and December 31, 1992, and an amendment thereto
     dated October 18, 1994 is filed herewith ........................   10.02*

     Continuing Service Agreement between a subsidiary of Registrant and Edward J. Noha, dated February 27, 1991 incorporated herein by reference to Exhibit 10.04 to Registrant's Report on Form 10-K
     for the year ended December 31, 1990 ............................   10.03

     Loews Corporation Benefits Equalization Plan dated January 10,
     1994 as amended through December 31, 1993 is incorporated herein by reference to Exhibit 10.04 to Registrant's Report on Form 10-K
     for the year ended December 31, 1993 ............................   10.04

     Loews Corporation Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.07 to Registrant's Report on
     Form 10-K for the year ended December 31, 1988 ..................   10.05

     Agreement between Fibreboard Corporation and Continental Casualty
     Company, dated April 9, 1993 is incorporated herein by reference to Exhibit A to Registrant's Report on Form 8-K filed April 12,
     1993 ............................................................   10.06

     Settlement Agreement entered into on October 12, 1993 by and among Fibreboard Corporation, Continental Casualty Company, CNA
     Casualty Company of California, Columbia Casualty Company and
     Pacific Indemnity Company is incorporated herein by reference to
     Exhibit 99.1 to Registrant's Report on Form 10-Q for the quarter
     ended September 30, 1993 ........................................   10.07

     Continental-Pacific Agreement entered into on October 12, 1993 between Continental Casualty Company and Pacific Indemnity
     Company is incorporated herein by reference to Exhibit 99.2 to
     Registrant's Report on Form 10-Q for the quarter ended September
     30, 1993 ........................................................   10.08

     Global Settlement Agreement among Fibreboard Corporation,
     Continental Casualty Company, CNA Casualty Company of California,
     Columbia Casualty Company, Pacific Indemnity Company and the
     Settlement Class dated December 23, 1993 is incorporated herein by reference to Exhibit 10.09 to Registrant's Report on Form 10-K
     for the year ended December 31, 1993 ............................   10.09

     Glossary of Terms in Global Settlement Agreement, Trust
     Agreement, Trust Distribution Process and Defendant Class
     Settlement Agreement dated December 23, 1993 is incorporated herein by reference to Exhibit 10.10 to Registrant's Report on
     Form 10-K for the year ended December 31, 1993 ..................   10.10

                                                                        Exhibit
                                Description                             Number
                                -----------                             -------
     Fibreboard Asbestos Corporation Trust Agreement dated December
     23, 1993 is incorporated herein by reference to Exhibit 10.11 to
     Registrant's Report on Form 10-K for the year ended December 31,
     1993 ............................................................   10.11

     Trust Distribution Process - Annex A to the Trust Agreement dated
     December 23, 1993 is incorporated herein by reference to Exhibit
     10.12 to Registrant's Report on Form 10-K for the year ended
     December 31, 1993 ...............................................   10.12

     Defendant Class Settlement Agreement dated December 23, 1993 is incorporated herein by reference to Exhibit 10.13 to Registrant's
     Report on Form 10-K for the year ended December 31, 1993 ........   10.13

     Escrow Agreement among Continental Casualty Company, Pacific
     Indemnity Company and the First National Bank of Chicago dated
     December 23, 1993 is incorporated herein by reference to Exhibit
     10.14 to Registrant's Report on Form 10-K for the year ended
     December 31, 1993 ...............................................   10.14

(11) Statement Re Computation of Per Share Earnings

     Computation of earnings per share assuming full dilution for the
     year ended December 31, 1992 ....................................   11.01*

(21) Subsidiaries of the Registrant

     List of subsidiaries of Registrant ..............................   21.01*

(23) Consents of Experts and Counsel

     Consent of Deloitte & Touche LLP ................................   23.01*

(27) Financial Data Schedule .........................................   27.01*

(28) Information from Reports furnished to State Insurance Regulatory
     Authorities

     Reconciliation of Property and Casualty Reserves as shown on
     Schedule P to Reserves for Unpaid Claim and Claim Expense as
     shown in the Form 10-K for the year ended December 31, 1994 .....   28.01*

     Schedule P of Annual Statements to state regulatory authorities by property and casualty insurance subsidiaries for the year
     ended December 31, 1994 .........................................   28.02*

* Filed herewith

  (b) Reports on Form 8-K:

  In a report on Form 8-K dated December 7, 1994, the Company reported that CNA issued a press release which stated that CNA and The Continental Corporation ("Continental") signed an agreement under which CNA will acquire Continental through a cash merger for $1.1 billion.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LOEWS CORPORATION



Dated: March 27, 1995                         By         Roy E. Posner
                                                --------------------------------
                                                  (Roy E. Posner, Senior Vice
                                                  President and Chief Financial
                                                  Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 27, 1995                         By       Laurence A. Tisch
                                                --------------------------------
                                                 (Laurence A. Tisch, Co-Chairman
                                                 of the Board and Principal
                                                 Executive Officer)


Dated: March 27, 1995                         By         Roy E. Posner
                                                --------------------------------
                                                  (Roy E. Posner, Senior Vice
                                                  President and Chief Financial
                                                  Officer)


Dated: March 27, 1995                         By          Guy A. Kwan
                                                --------------------------------
                                                    (Guy A. Kwan, Controller)


Dated: March 27, 1995                         By        Charles B. Benenson
                                                --------------------------------
                                                 (Charles B. Benenson, Director)


Dated: March 27, 1995                         By          John Brademas
                                                --------------------------------
                                                    (John Brademas, Director)


                                              By
                                                --------------------------------
                                                   (Bernard Myerson, Director)

Dated: March 27, 1995                         By         Edward J. Noha
                                                --------------------------------
                                                   (Edward J. Noha, Director)


Dated: March 27, 1995                         By         Lester Pollack
                                                --------------------------------
                                                   (Lester Pollack, Director)

Dated: March 27, 1995                         By         Gloria R. Scott
                                                --------------------------------
                                                   (Gloria R. Scott, Director)


Dated: March 27, 1995                         By         Andrew H. Tisch
                                                --------------------------------
                                                   (Andrew H. Tisch, Director)


Dated: March 27, 1995                         By         James S. Tisch
                                                --------------------------------
                                                   (James S. Tisch, Director)


Dated: March 27, 1995                         By        Jonathan M. Tisch
                                                --------------------------------
                                                  (Jonathan M. Tisch, Director)


Dated: March 27, 1995                         By        Preston R. Tisch
                                                --------------------------------
                                                  (Preston R. Tisch, Director)

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Shareholders of Loews Corporation:

  We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for reinsurance and certain investments in debt and equity securities in 1993 and its methods of accounting for postretirement benefits, income taxes and certain workers' compensation and disability claims in 1992.






Deloitte & Touche LLP

New York, New York
February 15, 1995

                                                                      SCHEDULE I

                Condensed Financial Information of Registrant

                              LOEWS CORPORATION

                                BALANCE SHEETS

                                    ASSETS

                                                             December 31,
                                                      --------------------------
                                                           1994          1993
                                                      --------------------------
                                                             (In thousands)

Current assets, principally investment in U.S.
 government securities (c) ........................    $3,059,610    $  956,170
Investments in securities .........................       707,711       782,228
Investments in capital stocks of subsidiaries, at
 equity ...........................................     4,888,546     5,356,871
Advances to subsidiaries ..........................       329,378       415,114
Other assets ......................................        24,763        20,954
                                                       ------------------------
     Total assets .................................    $9,010,008    $7,531,337
                                                       ========================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ..........    $  280,830    $  169,178
Securities sold under agreements to repurchase ....     2,092,929
Long-term debt, less current maturities (b) .......     1,169,761     1,183,792
Deferred income tax ...............................        61,174        51,169
                                                       ------------------------
     Total liabilities ............................     3,604,694     1,404,139

Shareholders' equity (a) ..........................     5,405,314     6,127,198
                                                       ------------------------
     Total liabilities and shareholders' equity ...    $9,010,008    $7,531,337
                                                       ========================

                                                                      SCHEDULE I
                                                                     (Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION

STATEMENTS OF INCOME

                                                 Years Ended December 31,
                                           -------------------------------------
                                             1994          1993          1992
                                           -------------------------------------
                                                      (In thousands)

Revenues:
  Equity in income (loss) of
   subsidiaries (d) ....................   $ 369,348     $585,039      $(63,448)
  Realized investment (losses) gains ...    (199,047)      46,184        39,377
  Interest and other ...................     122,485       75,341        95,009
                                           -------------------------------------
     Total .............................     292,786      706,564        70,938
                                           -------------------------------------

Expenses:
  Administrative .......................       7,563        6,163         6,990
  Interest .............................      95,502      114,433       101,129
                                           -------------------------------------
     Total .............................     103,065      120,596       108,119
                                           -------------------------------------
                                             189,721      585,968       (37,181)
                                           -------------------------------------
Income tax (benefit) expense (c):
  Federal ..............................     (79,206)     (13,853)      (16,464)
  State ................................       1,093        5,700         1,380
                                           -------------------------------------
     Total .............................     (78,113)      (8,153)      (15,084)
                                           -------------------------------------
Income (loss) before cumulative effect
 of accounting changes .................     267,834      594,121       (22,097)
Cumulative effect of accounting changes                                 144,711
                                           -------------------------------------
Net income .............................   $ 267,834     $594,121      $122,614
                                           =====================================

                                                                      SCHEDULE I
                                                                     (Continued)

                Condensed Financial Information of Registrant

                              LOEWS CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                         ---------------------------------------
                                               1994         1993         1992
                                         ---------------------------------------
                                                     (In thousands)

Operating Activities:
  Net income ...........................  $   267,834    $ 594,121    $ 122,614
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Cumulative effect of accounting
     changes ...........................                               (144,711)
    Undistributed (earnings) losses of
     affiliates ........................     (104,051)     (79,300)     617,040
    Realized investment losses (gains) .      199,047      (46,184)     (39,377)
  Changes in assets and liabilities-net:
    Receivables ........................     (117,091)     (71,829)       3,624
    Accounts payable and accrued
     liabilities .......................      117,257       38,015        3,744
    Federal income taxes ...............      (54,701)     204,386     (382,949)
    Other-net ..........................        1,182      (14,743)      46,799
                                          --------------------------------------
                                              309,477      624,466      226,784
                                          --------------------------------------
Investing Activities:
  Purchases of securities ..............     (424,670)    (263,476)    (142,292)
  Proceeds from sales of securities ....      476,118      262,918      124,032
  Investments in and advances to
   subsidiaries-net ....................      (42,767)    (399,878)     (72,748)
  Net (increase) decrease in U.S.
   government securities ...............   (2,060,871)    (201,086)     440,345
  Securities sold under agreements to
   repurchase ..........................    2,092,929     (100,125)     100,125
  Change in other investments ..........      (24,201)      39,082       98,444
                                          --------------------------------------
                                               16,538     (662,565)     547,906
                                          --------------------------------------
Financing Activities:
  Dividends paid to shareholders .......      (60,240)     (64,289)     (65,810)
  Purchases of treasury shares .........     (225,074)    (336,297)    (238,223)
  Principal payments on long-term debt .      (15,741)    (739,893)     (17,207)
  Issuance of long-term debt ...........                   681,250
                                          --------------------------------------
                                             (301,055)    (459,229)    (321,240)
                                          --------------------------------------
Net change in cash and cash equivalents        24,960      (497,328)     453,450

Cash and cash equivalents, beginning
 of year ...............................       11,140       508,468       55,018
                                          --------------------------------------
Cash and cash equivalents, end of year .  $    36,100     $  11,140    $ 508,468
                                          ======================================

                                                                      SCHEDULE I
                                                                     (Continued)

                Condensed Financial Information of Registrant

--------------
Notes:

  (a) In addition to its common stock, the Company has authorized 25,000,000 shares of preferred stock, $.10 par value.

  (b) Long-term debt consisted of:

                                                             December 31,
                                                      --------------------------
                                                          1994           1993
                                                      --------------------------
                                                             (In thousands)

      8.5% notes due 1998 (effective interest rate
       of 8.6%) (authorized, $125,000) ............    $  117,832     $  117,832
      8.3% debentures due 2007 (effective interest
       rate of 8.4%) (authorized, $200,000) (1) ...       200,000        200,000
      8.9% debentures due 2011 (effective interest
       rate of 9.0%) (authorized, $175,000) .......       175,000        175,000
      7.6% notes due 2023 (effective interest rate
       of 7.8%) (authorized, $300,000) (2) ........       300,000        300,000
      7% notes due 2023 (effective interest rate of
       7.2%) (authorized, $400,000) (3) ...........       400,000        400,000
      Note payable due 2002 .......................                       15,741
                                                       -------------------------
                                                        1,192,832      1,208,573
      Less: unamortized discount ..................        23,071         23,529
            current maturities ....................                        1,252
                                                       -------------------------
                                                       $1,169,761     $1,183,792
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

        The aggregate of long-term debt maturing in the year ending December 31, 1998 is approximately $117,832,000.

  (c) The Company is included in a consolidated federal income tax return with certain of its subsidiaries and, accordingly, participates in the allocation of certain components of the consolidated provision for federal income taxes. Such taxes are generally allocated on a separate return bases.
  The Company has entered into separate tax allocation agreements with Bulova and CNA, majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiaries"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, the federal income tax benefit (expense) to CNA amounted to approximately $84,000,000, $17,000,000 and $350,000,000 for the years ended December 31, 1994, 1993 and 1992, respectively, and the federal income tax benefit (expense) to Bulova amounted to approximately $74,000, $2,500,000 and $(3,300,000) for the years ended December 31, 1994, 1993 and 1992, respectively. Each agreement may be cancelled by either of the parties upon thirty days' written notice. See Note 11 of the Notes to Consolidated Financial Statements of Loews Corporation and subsidiaries.

  (d) Cash dividends paid to the Company by affiliates amounted to $265,297,000, $505,739,000 and $553,592,000 for the years ended December 31, 1994, 1993 and
1992, respectively.

                                                                     SCHEDULE II

                        LOEWS CORPORATION AND SUBSIDIARIES

                         Valuation and Qualifying Accounts

     Column A        Column B          Column C          Column D     Column E
     --------        --------     --------------------   --------     --------
                                       Additions
                                  --------------------
                    Balance at    Charge to Charged to               Balance at
                    Beginning     Costs and    Other                   End of
    Description     of Period     Expenses   Accounts   Deductions     Period
--------------------------------------------------------------------------------
                                            (In thousands)

                                For the Year Ended December 31, 1994

Deducted from assets:
 Allowance for
  discounts .........   $  2,537    $ 71,889              $72,454(1)  $  1,972
 Allowance for
  doubtful accounts      127,205      20,685                9,857      138,033
                        ------------------------------------------------------
     Total ..........   $129,742    $ 92,574              $82,311     $140,005
                        ======================================================
                                For the Year Ended December 31, 1993

Deducted from assets:
 Allowance for
  discounts .........   $  5,277    $ 69,754              $72,494(1)  $  2,537
 Allowance for
  doubtful accounts      126,003      11,137                9,935      127,205
                        ------------------------------------------------------
     Total ..........   $131,280    $ 80,891              $82,429     $129,742
                        ======================================================
                                For the Year Ended December 31, 1992

Deducted from assets:
 Allowance for
  discounts .........   $  5,124    $ 75,546              $75,393(1)  $  5,277
 Allowance for
  doubtful accounts      112,880      33,179               20,056      126,003
                        ------------------------------------------------------
     Total ..........   $118,004    $108,725              $95,449     $131,280
                        ======================================================

-----------
Notes:


  (1) Discounts allowed.

                                                                      SCHEDULE V

                      LOEWS CORPORATION AND SUBSIDIARIES

   Supplemental Information Concerning Property/Casualty Insurance Operations

                                        Consolidated Property/Casualty Entities
                                        ----------------------------------------

                                                Years Ended December 31,
                                        ----------------------------------------
                                            1994          1993          1992
                                        ----------------------------------------
                                                     (In thousands)

Deferred policy acquisition costs ....  $   592,300   $   562,000   $   507,500
Reserves for unpaid claim and claim
 expense .............................   21,638,600    20,812,000    20,033,600
Discount, if any, deducted above
 (based on interest rates ranging from
 3.5% to 7.5%) .......................    1,951,300     1,886,500     1,787,300
Unearned premiums ....................    2,690,700     2,556,000     2,425,100
Earned premiums ......................    6,838,500     6,275,000     6,353,600
Net investment income ................    1,240,400     1,059,800     1,224,100
Claim and claim expense related to
 current year ........................    5,610,800     5,387,900     5,708,200
Claim and claim expense related to
 prior years .........................      (71,200)      590,000     1,617,400
Amortization of deferred policy
 acquisition costs ...................    1,328,800     1,172,400     1,032,600
Paid claim and claim expenses ........    5,026,600     4,916,900     4,676,600
Premiums written .....................    6,964,700     6,382,300     6,286,200

