Form 10-Q
period 1995-03-31
LOEWS CORP
filed 1995-05-15
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

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

                      Yes     X               No
                          ---------              ---------


          Class                                       Outstanding at May 1, 1995
- --------------------------                            --------------------------
Common stock, $1 par value                                  58,916,400 shares

================================================================================

                                      INDEX


Part I. Financial Information                                           Page No.
                                                                        --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      March 31, 1995 and December 31, 1994 ..........................         3

    Consolidated Condensed Statements of Operations--
      Three months ended March 31, 1995 and 1994 ....................         4

    Consolidated Condensed Statements of Cash Flows--
      Three months ended March 31, 1995 and 1994 ....................         5

    Notes to Consolidated Condensed Financial Statements ............         6

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ........................................        19

Part II. Other Information

  Item 1. Legal Proceedings .........................................        29

  Item 6. Exhibits and Reports on Form 8-K ..........................        29

    Exhibit 27--Financial Data Schedule for the three months ended
     March 31, 1995  ................................................        31

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
- --------------------------------------------------------------------------------
(Amounts in thousands of dollars)                    March 31,      December 31,
                                                       1995             1994
                                                   -----------------------------
Assets:
Investments:
  Fixed maturities, amortized cost of $19,723,016
   and $21,644,672 ..............................  $19,499,381       $20,852,079
  Equity securities, cost of $1,278,805 and
   $1,270,324 ...................................    1,601,739         1,438,140
  Mortgage loans and notes receivable ...........       65,905            68,004
  Policy loans ..................................      176,426           176,231
  Other investments .............................      114,188           104,210
  Short-term investments ........................    8,852,752         8,437,617
                                                   -----------------------------
     Total investments ..........................   30,310,391        31,076,281
Cash ............................................      133,610           160,557
Receivables-net .................................    7,575,046         7,691,084
Receivable for securities sold ..................    1,186,835           376,932
Inventories .....................................      226,104           244,394
Investments in associated companies .............      347,699           301,550
Property, plant and equipment-net ...............    1,083,714         1,089,868
Deferred income taxes ...........................    1,361,674         1,679,172
Other assets ....................................      695,500           611,315
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    1,053,078         1,024,561
Separate Account business .......................    6,004,405         6,080,262
                                                   -----------------------------
     Total assets ...............................  $49,978,056       $50,335,976
                                                   =============================

Liabilities and Shareholders' Equity:
Insurance reserves and claims ...................  $29,120,662       $28,933,767
Accounts payable and accrued liabilities ........    1,369,004         1,153,033
Payable for securities purchased ................      757,720           489,797
Securities sold under repurchase agreements .....    2,824,967         4,571,517
Long-term debt, less unamortized discount .......    2,142,027         2,144,394
Deferred credits and participating policyholders'
 equity .........................................      771,053           713,131
Separate Account business .......................    6,004,405         6,080,262
                                                   -----------------------------
     Total liabilities ..........................   42,989,838        44,085,901
Minority interest ...............................      945,209           844,761
Shareholders' equity ............................    6,043,009         5,405,314
                                                   -----------------------------
     Total liabilities and shareholders' equity .  $49,978,056       $50,335,976
                                                   =============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
- --------------------------------------------------------------------------------
(Amounts in thousands, except per share data)           Three Months Ended
                                                              March 31,
                                                       1995             1994
                                                    ----------------------------

Revenues:
  Insurance premiums:
    Property and casualty .......................   $1,784,321       $1,624,569
    Life ........................................      729,894          679,151
  Investment income, net of expenses, principally
   of insurance subsidiaries ....................      460,938          363,040
  Realized investment gains (losses) ............       64,207         (124,304)
  Manufactured products (including excise taxes
   of $101,760 and $101,545) ....................      474,332          488,864
  Other .........................................      189,503          173,780
                                                    ---------------------------
     Total ......................................    3,703,195        3,205,100
                                                    ---------------------------

Expenses:
  Insurance benefits and underwriting expenses ..     2,355,654       2,326,303
  Amortization of deferred policy acquisition
   costs ........................................       360,819         322,784
  Cost of manufactured products sold ............       215,670         223,916
  Selling, operating, advertising and
   administrative expenses ......................       383,936         364,207
  Interest ......................................        43,079          44,357
                                                    ---------------------------
     Total ......................................     3,359,158       3,281,567
                                                    ---------------------------
                                                        344,037         (76,467)
                                                    ---------------------------
  Income taxes (benefits) .......................       103,736         (57,609)
  Minority interest .............................        25,831         (12,993)
                                                    ---------------------------
     Total ......................................       129,567         (70,602)
                                                    ---------------------------
Net income (loss) ...............................   $   214,470      $   (5,865)
                                                    ===========================

Net income (loss) per share .....................   $      3.64      $     (.10)
                                                    ===========================

Cash dividends per share ........................   $       .25      $      .25
                                                    ===========================

Weighted average number of shares outstanding ...        58,921          61,508
                                                    ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
- --------------------------------------------------------------------------------
(Amounts in thousands)                                   Three Months Ended
                                                              March 31,
                                                       1995             1994
                                                    ----------------------------

Operating Activities:
  Net income ....................................   $   214,470    $     (5,865)
  Adjustments to reconcile net income to net
   cash provided by operating activities-net ....          (903)         73,591
  Changes in assets and liabilities-net:
    Receivables .................................       118,630        (267,168)
    Inventories .................................        18,290           5,530
    Deferred policy acquisition costs ...........       (28,517)        (24,055)
    Insurance reserves and claims ...............       186,226         510,860
    Accounts payable and accrued liabilities ....       224,087          57,358
    Other-net ...................................        44,559           5,038
                                                    ---------------------------
                                                        776,842         355,289
                                                    ---------------------------

Investing Activities:
  Purchases of fixed maturities .................    (5,285,885)    (18,090,919)
  Proceeds from sales of fixed maturities .......     5,808,558      14,206,257
  Proceeds from maturities of fixed maturities ..     1,079,675         455,892
  Change in securities sold under repurchase
   agreements ...................................    (1,746,550)      3,533,456
  Purchases of equity securities ................      (281,484)       (190,205)
  Proceeds from sales of equity securities ......       315,140         236,008
  Change in short-term investments ..............      (590,750)       (444,596)
  Purchases of property, plant and equipment ....       (37,042)        (42,933)
  Change in other investments ...................       (42,363)        (37,688)
                                                    ---------------------------
                                                       (780,701)       (374,728)
                                                    ---------------------------

Financing Activities:
  Dividends paid to shareholders ................       (14,729)        (15,380)
  Purchases of treasury shares ..................        (4,331)           (463)
  Principal payments on long-term debt ..........        (4,697)        (27,437)
  Receipts credited to policyholders ............         9,938          10,804
  Withdrawals of policyholder account balances ..        (9,269)         (7,712)
                                                    ---------------------------
                                                        (23,088)        (40,188)
                                                    ---------------------------

Net change in cash ..............................       (26,947)        (59,627)
Cash, beginning of period .......................       160,557         155,703
                                                    ---------------------------
Cash, end of period .............................   $   133,610    $     96,076
                                                    ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
- --------------------------------------------------------------------------------
1. Reference is made to Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders which should be read in conjunction with these consolidated condensed financial statements.

2. The Company's inventories are comprised of the following:

                                                     March 31,    December 31,
                                                        1995         1994
                                                     -------------------------
                                                            (In thousands)

   Leaf tobacco .................................    $115,438         $140,385
   Manufactured stock ...........................      90,805           82,902
   Materials, supplies, etc. ....................      19,861           21,107
                                                     -------------------------
        Total ...................................    $226,104         $244,394
                                                     =========================

3. Shareholders' equity:

                                                     March 31,     December 31,
                                                       1995           1994
                                                   ----------------------------
                                                      (In thousands of dollars)
   Preferred stock, $.10 par value,
     Authorized--25,000,000 shares
   Common stock, $1 par value:
     Authorized--200,000,000 shares
     Issued--58,964,900 shares ..................  $   58,965        $   58,965
   Additional paid-in capital ...................     219,137           219,137
   Earnings retained in the business ............   5,669,615         5,469,874
   Unrealized appreciation (depreciation) .......     119,585          (322,700)
   Pension liability adjustment .................     (19,962)          (19,962)
                                                   ----------------------------
          Total .................................   6,047,340         5,405,314

   Less common stock (48,500 shares) held in
    treasury, at cost ...........................       4,331
                                                   ----------------------------
          Total .................................  $6,043,009        $5,405,314
                                                   ============================

4. CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk.

   The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in Illinois, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At March 31, 1995, such collateral totaled approximately $165,000,000. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at March 31, 1995 was approximately $354,000,000 with Lloyd's of London.

   The effects of reinsurance on written premiums and earned premiums, in millions, are as follows:

   Written Premiums--

                                               Three Months Ended March 31,
                       -------------- 1995 ---------------    -------------- 1994 --------------
                         Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                       -------------------------------------------------------------------------

   Contracts:
     Long Duration .   $  269.1  $ 31.8   $  5.1  $  295.8    $  120.6  $ 26.9  $  5.6  $  141.9
     Short Duration     2,144.6   320.1    144.7   2,320.0     2,107.5   345.1   151.8   2,300.8
                       -------------------------------------------------------------------------
       Total .......   $2,413.7  $351.9   $149.8  $2,615.8    $2,228.1  $372.0  $157.4  $2,442.7
                       =========================================================================

   Earned Premiums--
                                              Three Months Ended March 31,
                       -------------- 1995 ---------------    -------------- 1994 --------------
                         Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                       -------------------------------------------------------------------------

   Contracts:
     Long Duration .   $  155.1  $ 31.8   $  5.1  $  181.8    $  105.2  $ 26.9  $  5.6  $  126.5
     Short Duration     2,162.0   331.4    159.2   2,334.2     2,004.7   340.7   163.0   2,182.4
                       -------------------------------------------------------------------------
       Total .......   $2,317.1  $363.2   $164.3  $2,516.0    $2,109.9  $367.6  $168.6  $2,308.9
                       =========================================================================


   Insurance claims and policyholders' benefits are net of reinsurance recoveries of $73.5 and $132.8 million for the three months ended March 31, 1995 and 1994, respectively.

5. Legal Proceedings and Contingent Liabilities-

   Fibreboard Litigation
   ---------------------

   CNA's primary property and casualty subsidiary, Continental Casualty Company ("Continental"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Continental, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. Continental, Fibreboard and

   Pacific Indemnity have also reached an agreement (the "Trilateral Agreement"), which is subject to court approval, on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Continental's litigation with Fibreboard.

   On July 29, 1994 the United States District Court for the Eastern District of Texas preliminarily approved the Global Settlement agreement. A final fairness hearing, to determine whether to finally approve the Global Settlement agreement, commenced on December 12, 1994. During the hearing various parties presented evidence in opposition to the Global Settlement. Final arguments concerning the Global Settlement agreement occurred on February 27, 1995; and on March 30, 1995 the Court issued a Memorandum to the Parties suggesting that the provisions of the Global Settlement concerning the Select Counsel for the Beneficiaries should be changed. The Settling parties have agreed to changes in the Agreement, including provisions designed to address the concerns of the Court, which will be submitted to the Court for approval. Assuming additional notice is given to the class, then the Court's final rulings are expected this summer.

   Also pending in the United States District Court for the Eastern District of Texas is litigation over the Trilateral Agreement. Trial on the issues raised by this agreement occurred on February 13, 1995, with evidence submitted to the Court in opposition to final court approval of the Trilateral Agreement. A final hearing occurred on May 9, 1995 and the Court ordered briefs to be submitted on May 23, 1995; the Court's rulings on the Trilateral Agreement are also expected in the summer of 1995.

   Coverage Litigation--Between 1928 and 1971, Fibreboard manufactured insulation products containing asbestos. Since the 1970's, thousands of claims have been filed against Fibreboard by individuals claiming bodily injury as a result of asbestos exposure.

   Continental insured Fibreboard under a comprehensive general liability policy between May 4, 1957 and March 15, 1959. Fibreboard disputed the coverage positions taken by its insurers and, in 1979, Fireman's Fund, another of Fibreboard's insurers, brought suit with respect to coverage for defense and indemnity costs. In January 1990, the San Francisco Superior Court (Judicial Council Coordination Proceeding 1072) rendered a decision against the insurers including Continental and Pacific Indemnity. The court held that the insurers owed a duty to defend and indemnify Fibreboard for certain of the asbestos-related bodily injury claims asserted against Fibreboard (in the case of Continental, for all claims involving exposure to Fibreboard's asbestos products if there was exposure to asbestos at any time prior to 1959 including years prior to 1957, regardless of when the claims were asserted or injuries manifested) and, although the policies had a $500,000 per person limit and a $1,000,000 per occurrence limit, they contained no aggregate limit of liability in relation to such claims. The judgment was appealed.

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

   Through March 31, 1995, Continental, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 137,300 claims, subject to resolution of the coverage issues, for an estimated settlement amount of approximately $1.6 billion plus any applicable interest. If neither the Global Settlement nor the Trilateral Agreement receives final court approval, Continental's obligation to pay under these settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, may total as much as $773.6 million, of which $523.5 million was paid through March 31, 1995. Continental may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

   Continental will continue to pursue its appeals in the coverage litigation and all other litigation involving Fibreboard if the Global Settlement or the Trilateral Agreement cannot be implemented.

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

   Subsequent to the announcement of the agreement in principle, Continental, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement which sets forth the parties' obligations in the event the Global Settlement is not approved by the court. In such case, Continental and Pacific Indemnity would contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for previously settled claims. Continental's share of such fund would be $1.4 billion reduced by a portion of an additional payment of $635 million which Pacific Indemnity has agreed to pay for unsettled present claims and previously settled claims. Continental has agreed that if either the Global Settlement or the Trilateral Agreement is approved, it will assume responsibility for the claims that had been settled before August 27, 1993. The additional $635 million to be contributed by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Continental would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Continental, including but not limited to liability for asbestos-related claims against Fibreboard. The Trilateral Agreement is subject to court approval and possible appeals.

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

   In addition, Continental and Pacific Indemnity have entered into an agreement (the "Continental-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is approved. Under the Continental-Pacific Agreement, Continental and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1.525 billion plus expenses and interest accrued in escrow to be used to satisfy the claims of future claimants. If neither the Global Settlement nor the Trilateral Agreement is approved, Continental and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities for unsettled present claims and presently settled claims (regardless of whether either such insurer would otherwise have any liability therefor). If either the Trilateral Agreement or the Global Settlement is approved by the court, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635 million.

   Reserves--In the fourth quarter of 1992, Continental increased its reserve with respect to potential exposure to asbestos-related bodily injury cases by $1.5 billion. In connection with the agreement in principle announced on August 27, 1993, Continental added $500 million to such claim reserve in the third quarter of 1993. The Fibreboard litigation represents the major portion of Continental's asbestos-related claim exposure.

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

   Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed for exposure starting after 1959. As indicated above, as of March 31, 1995, Continental, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 137,300 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Continental is not a party.

   Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 49,500 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately $13,400 per claim for the before 1959 claims processed through March 31, 1995. Based on reports by Fibreboard, between September 1988 and April 1993, Fibreboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Continental. Continental intervened and settled these claims for approximately $77,000 on average, with a portion of the payment contingent on approval of the Global Settlement or the Trilateral Agreement, and if neither is approved, subject to resolution of the coverage appeal.

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

   Environmental Pollution
   -----------------------

   Potential exposures exist for claims involving environmental pollution, including toxic waste clean-up. Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

   The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by "Responsible Parties" ("RP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establishes a mechanism to pay for clean-up of waste sites if RP's fail to do so, and to assign liability to RP's. The extent of liability to be allocated to an RP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency ("EPA") on its National Priorities List. On the other hand, the Congressional Budget Office is estimating that there will be 4,500 National Priority List sites, and other estimates project as many as 30,000 sites that will require clean-up under ECLs. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established.

   CNA and the insurance industry are disputing many such claims. Key coverage issues include whether Superfund response costs are considered damages under the policies, trigger of coverage, applicability of pollution exclusions, the potential for joint and several liability and definition of an occurrence. Similar coverage issues exist for clean-up of waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues.

   A number of proposals to reform Superfund have been made by various parties, however no reforms were enacted by Congress in 1994. The Superfund taxing authority will expire at the end of 1995 and will, therefore, need to be addressed by the 104th Congress. While Congress may address this issue, no predictions can be made as to what positions the Congress or the Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be materially reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

   Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. As of March 31, 1995 and December 31, 1994, CNA carried approximately $503 and $506 million, respectively, of claim and claim expense reserves for reported and unreported environmental pollution claims. CNA has not attributed any reinsurance to reserves for unreported claims. The reserves for reported claims reflect reinsurance recoverable of $3 million at March 31, 1995 and December 31, 1994. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to later adjustment based on new data.

   The number of claims filed for environmental pollution coverage continues to increase. Approximately 500 claims were reported in the first quarter of 1995 and approximately 20,500 claims have been reported to date. Pending claims totaled approximately 9,800 and 9,900 at March 31, 1995 and December 31, 1994, respectively. Approximately 10,700 claims were closed through March 31, 1995, of which approximately 9,700 claims were settled without payment, except for claim expenses of $28 million. Settlements for the remaining 1,000 claims totaled $154 million, plus claim expenses of $42 million (net of reinsurance recoveries of $35 and $4 million for claim and claim expenses, respectively). The foregoing claims statistics represent claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

   The results of operations in future years may continue to be adversely affected by environmental pollution claim and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

   Tobacco Litigation
   ------------------

   A number of lawsuits have been filed against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes or exposure to tobacco smoke. Plaintiffs have asserted claims based on, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100 million in compensatory damages and $600 million in punitive damages. Presently, 59 such cases are pending in the United States federal and state courts against manufacturers of tobacco products generally; Lorillard is a named defendant in 20 of these cases and the Company is a defendant in three of these cases. Twenty-five of these cases have been commenced since January 1, 1994; Lorillard is a named defendant in eight of the cases filed since January 1, 1994.

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

   In Castano v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed March 29, 1994), the purported class consists of individuals in the United States who are allegedly nicotine dependent and the estates and heirs of individuals in the United States who were allegedly nicotine dependent. Plaintiffs in this action are represented by a well-funded and coordinated consortium of over 60 law firms from around the United States. Plaintiffs seek unspecified amounts in actual damages and punitive damages. The court issued an order on February 17, 1995 that granted in part plaintiffs' motion for class certification. Defendants have filed a motion seeking leave to file an interlocutory appeal from the order granting the motion for class certification.

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

   In addition to the foregoing cases, several cases have been filed against

   Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, almost forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Presently 11 such cases are pending in federal and state courts against Lorillard. The Company is not named as a defendant in any of these cases. Six such cases have been filed since January 1, 1994. Allegations of liability against Lorillard include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10 million in compensatory damages and $100 million in punitive damages. Six of these cases are currently set for trial in 1995.

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

   Other Litigation
   ----------------

   The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

6. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994 and the results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994, respectively.

   Results of operations for the first quarter of each of the years is not necessarily indicative of results of operations for that entire year.

7. Subsequent Event--

   As previously reported, CNA reached an agreement to acquire The Continental Corporation ("CIC"). On May 10, 1995, CNA acquired all the outstanding shares of CIC for approximately $1.1 billion or $20 per CIC share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

Liquidity and Capital Resources:
- -------------------------------

Insurance
- ---------

  Property and casualty and life insurance operations are wholly owned subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 84% owned subsidiary of the Company--

  As previously reported, CNA reached an agreement in late 1994 to acquire The Continental Corporation ("CIC"). On May 10, 1995, CNA acquired all the outstanding shares of CIC for approximately $1.1 billion or $20 per CIC share. The acquisition created the seventh largest U.S. insurance organization. CNA is the third largest U.S. property-casualty organization and the largest U.S. commercial lines insurance group, based on 1994 premium volume.

  CNA has financed the transaction (including the refinancing of $205 million of CIC debt) through a five-year $1.3 billion revolving credit facility with 16 banks led by The First National Bank of Chicago and The Chase Manhattan Bank, N.A. The interest rate is based on the 1,2,3, or 6 month London Interbank Offered Rate ("LIBOR") plus 35 basis points; the initial rate is 6.4%. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

  In May 1995, CNA also entered into five year interest rate swap transactions with First Chicago and Chase Manhattan for notional amounts of $300 and $200 million, respectively. These swap transactions have the effect of converting $500 million of variable rate debt into fixed rate debt at annual interest rates of 6.6% and 6.5%, respectively.

  Recently, A.M. Best, Standard and Poor's Moody's, and Duff & Phelps issued revised ratings for CNA's Continental Casualty Company Intercompany Pool, Continental Insurance Company Intercompany Pool and Continental Assurance Company Intercompany Pool. Also rated were the senior debt of both CNA Financial and Continental Corporation and CNA Financial's preferred stock.

  In some cases the rating agencies affirmed the previous ratings. In others, the ratings were lowered because of the increased level of debt associated with the CIC acquisition.

  The chart below lists the current and previous ratings:

                     Insurance Ratings               Debt And Stock Ratings
                   ----------------------       --------------------------------
                         CNA         CIC               CNA                 CIC
                   ---------------              ---------------------     ------
                   Casualty   Life              Senior      Preferred     Senior
                                                 Debt         Stock        Debt

                     Financial Strength
                   ----------------------

A.M. Best
  New                 A        A     A-            -            -           -
  Previous            A        A+    A-            -            -           -

Moody's
  New                 A1       A1    A2            A3           a3         Baa1
  Previous            Aa2      Aa3   Baa1          A1           a1         Baa3

                    Claims Paying Ability
                   ----------------------

Standard & Poor's
  New                 A+       AA    A-            A-           A-          BBB-
  Previous            AA-      AA+   A-            A+           A+          BBB-

Duff & Phelps
  New                 AA-      AA    -             A-           A-           -
  Previous            AA       AA+   -             A+           A            -


  The revenues and net income of CIC for the three months ended March 31, 1995 were $1.1 billion and $48.9 million, respectively. Total assets were $15.0 billion at March 31, 1995.

  The following information for CNA does not give effect to the CIC acquisition.

  For the first three months of 1995, statutory surplus of the property and casualty insurance subsidiaries increased 2.7% to approximately $3.5 billion. The increase resulted primarily from improved net income. The statutory surplus of the life insurance subsidiaries remained at $1.0 billion.

  As discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements, Continental Casualty Company substantially eliminated a major source of financial uncertainty by reaching a Global Settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard, a former asbestos manufacturer.

  On July 29, 1994 the United States District Court for the Eastern District of Texas preliminarily approved the Global Settlement agreement. A final fairness hearing to determine whether to finally approve the Global Settlement agreement commenced on December 12, 1994. During the hearing various parties presented evidence in opposition to the Global Settlement. Final arguments concerning the Global Settlement agreement occurred on February 27, 1995; and on March 30, 1995 the Court issued a Memorandum to the Parties suggesting that the provisions of the Global Settlement concerning the Select Counsel for the Beneficiaries should be changed. The Settling parties have agreed to changes in the Agreement, including provisions designed to address the concerns of the Court, which will be submitted to the court for approval. Assuming additional notice is given to the class, then the Court's final rulings are expected this summer.

  Also pending in the United States District Court for the Eastern District of Texas is litigation over the Trilateral Agreement. Trial on the issues raised by this agreement occurred on February 13, 1995, with evidence submitted to the Court in opposition to final court approval of the Trilateral Agreement. A final hearing occurred on May 9, 1995 and the Court ordered briefs to be submitted on May 23, 1995; the Court's rulings on the Trilateral Agreement are also expected in the summer of 1995.

  CNA and the other parties to the Global Settlement agreement and the Trilateral Agreement completed a comprehensive court approved notice program to provide potential claimants information about their rights and possible benefits under the Global Settlement agreement and Trilateral Agreement.

  CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. See Note 5 of the Notes to Consolidated Condensed Financial Statements for a further discussion of environmental pollution exposures.

  The liquidity requirements of CNA, excluding the acquisition of CIC, have been met primarily by funds generated from operations. The principal operating cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the first three months of 1995, CNA's operating activities generated net cash flows of $561 million, compared to $164 million for the same period in 1994. The increase in cash flows is due primarily to an increase in investment income of $226 million and improved insurance subsidiaries underwriting cash flow of $107 million for the first three months of 1995, as compared to the same period in 1994. Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

Cigarettes
- ----------

  Lorillard, Inc. and subsidiaries ("Lorillard")--

  Lorillard continues to be negatively impacted by the August 1993 industry wide price reduction of approximately 25%. While the price reduction has slowed the rapid growth of discount cigarettes, unit sales volume gains have not compensated for the reduced selling prices. Virtually all of Lorillard's sales are in the premium priced segment. In May 1995, Lorillard increased its wholesale prices by $1.50 per thousand cigarettes.

  A number of lawsuits have been filed against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or exposure to tobacco smoke. In several of these cases the Company is named as a defendant. Pending litigation includes actions commenced by individuals and purported class actions brought by state governments, most of which claim very substantial damages. These actions are described in Note 5 of the Notes to Consolidated Condensed Financial Statements.

Corporate
- ---------

  During the three months ended March 31, 1995 the Company purchased 48,500 shares of its outstanding Common Stock at an aggregate cost of approximately $4.3 million. The funds required for such purchases were provided from working capital. Depending on market conditions, the Company, from time to time, purchases shares in the open market or otherwise.

Investments:
- -----------

Insurance

  A summary of CNA's general account fixed income securities portfolio and short-term investments are as follows:


                                                                    Change in
                                            March 31,  December 31, Unrealized
                                              1995         1994       Gains
                                          ------------------------------------
                                                        (In millions)
Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies ..    $10,056       $10,782      $351
Asset-backed securities ................      2,388         2,564        90
  Tax exempt securities ................      3,372         3,770        60
  Taxable ..............................      3,662         3,712        68
                                            -------------------------------
       Total fixed income securities ...     19,478        20,828       569
Stocks .................................        802           755        41
Short-term and other investments........      7,645         5,360        81
                                            -------------------------------
       Total ...........................    $27,925       $26,943      $691
                                            ===============================
Short-term investments:
  Security repurchase collateral .......    $ 2,726       $ 2,479
  Escrow ...............................      1,020         1,010
  Others ...............................      3,567         1,547
Other investments ......................        332           324
                                            ---------------------
       Total short-term and other
        investments ....................    $ 7,645       $ 5,360
                                            =====================

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

  CNA holds a small amount of derivative financial investments for purposes of enhancing income and total return. The derivative securities are marked-to-market and reported as realized investment gains and losses. CNA's investment in, and risk in relation to, derivative securities is not significant.

  The general account portfolio consists primarily of high quality marketable debt securities, approximately 94% of which are rated as investment grade. At

March 31, 1995, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 12% and 16%, respectively, of the general account's total investment portfolio compared to 14% and 9%, respectively, at December 31, 1994. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. At March 31, 1995, the major components of the short-term investment portfolio were approximately $2.4 billion of high grade commercial paper and $1.7 billion of U.S. Treasury bills. Collateral for securities sold under repurchase agreements increased $247 million to $2.7 billion and were invested in high grade commercial paper.

  Debt security carrying values are highly susceptible to changes in interest rates and were favorably affected as a general decline in interest rates occurred in the first quarter of 1995. Interest rates have continued to decline throughout April resulting in additional unrealized investment gains in the bond portfolio, primarily relating to government securities.

  As of March 31, 1995, the market value of CNA's general account investments in bonds and redeemable preferred stocks was $19.5 billion and was less than amortized cost by approximately $226 million. This compares to $795 million of net unrealized investment losses at December 31, 1994. The gross unrealized investment gains and losses for the fixed income securities portfolio at March 31, 1995, were $292 and $518 million, respectively, compared to $194 and $989 million, respectively, at December 31, 1994.

  Net unrealized investment losses on general account bonds at March 31, 1995 include net unrealized investment losses on high yield securities of $9 million, compared to net unrealized investment losses of $30 million at December 31, 1994. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $1.2 billion at March 31, 1995, compared to $1.0 billion at December 31, 1994.

  At March 31, 1995, total Separate Account cash and investments amounted to $6.0 billion with taxable debt securities representing approximately 94% of the Separate Accounts' portfolio. Approximately 87% of Separate Account investments are used to fund guaranteed investment contracts ("GIC's") for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The fair value of all fixed income securities in the GIC portfolio was $4.9 billion compared to $4.6 billion at December 31, 1994. At March 31, 1995, amortized cost exceeded fair values by approximately $117 million. This compares to $195 million at December 31, 1994. The gross unrealized investment gains and losses for the GIC fixed income securities portfolio at March 31, 1995 were $47 and $164 million, respectively.

  Carrying values of high yield securities in the GIC portfolio were $1.1 billion at March 31, 1995 and December 31, 1994. Net unrealized investment losses on high yield securities held in such Separate Accounts were $97 million at March 31, 1995, compared to $108 million at December 31, 1994.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At March 31, 1995, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 5.1% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

  Included in CNA's fixed income securities at March 31, 1995 (general and GIC portfolios) are $4.5 billion of asset-backed securities, consisting of approximately 47% in collateralized mortgage obligations ("CMO's"), 20% in corporate asset-backed obligations, and 33% in U.S. government agency issued pass-through certificates. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At March 31, 1995, the fair values of asset-backed securities was less than amortized cost by approximately $47 million compared to unrealized investment losses of $181 million at December 31, 1994. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.

  Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At March 31, 1995, 63% of the general account's debt securities portfolio was invested in U.S. government securities, 17% in other AAA rated securities and 11% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 31% U.S. government securities, 19% other AAA rated securities and 18% in AA and A rated securities. These ratings are primarily from nationally recognized rating agencies (95% for both the general account and GIC portfolios).

Other
- -----

  Investment activities of non-insurance companies include investments in fixed maturities securities, equity securities, derivative instruments and short-term investments. Derivative instruments are marked-to-market and reported as realized investment gains or losses in the statement of operations. The remaining securities are carried at fair value with a net unrealized gain of $264.9 million at March 31, 1995, compared to $146.2 million at December 31, 1994.

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

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex or volatile, or expose the Company to a higher degree of risk. These derivative instruments have not had, and are expected not to have, an adverse impact on the results of operations. See Note 5 of the Notes to Consolidated Financial Statements in the 1994 Annual Report on Form 10-K for additional information with respect to derivative instruments.

  The Company's short-term investments portfolio included $2.1 billion of proceeds from securities sold under agreements to repurchase at December 31,

1994. These proceeds were invested in U.S. government treasury securities. During the first quarter of 1995, the Company closed these positions and recognized net investment gains of $17.8 million.

Results of Operations:
- ----------------------

  Revenues and net income for the quarter increased by $498.1 million, or 15.5%, and $220.3 million, respectively, as compared to the prior year first quarter. The following table sets forth the major sources of the Company's consolidated revenues and net income.

                                                           Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                            1995         1994
                                                         ----------------------
                                                               (In thousands)

Revenues (a):
  Property and casualty insurance ....................   $2,197,978  $1,883,734
  Life insurance .....................................      854,333     718,686
  Cigarettes .........................................      452,249     457,627
  Hotels .............................................       41,245      39,076
  Watches and other timing devices ...................       24,476      32,649
  Drilling ...........................................       75,233      73,862
  Investment income-net (non-insurance companies) ....       58,314      (3,818)
  Equity in income of CBS Inc. .......................        1,847      11,444
  Other and eliminations--net ........................       (2,480)     (8,160)
                                                         ----------------------
                                                         $3,703,195  $3,205,100
                                                         ======================

Net income (loss) (a):
  Property and casualty insurance ....................   $  106,907  $  (51,093)
  Life insurance .....................................       31,901      (4,992)
  Cigarettes .........................................       70,561      78,371
  Hotels .............................................       (3,338)     (3,159)
  Watches and other timing devices ...................          414        (122)
  Drilling ...........................................       (7,901)     (6,462)
  Investment income-net (non-insurance companies) ....       37,175      (2,931)
  Equity in income of CBS Inc. .......................        1,470      10,242
  Interest expense and other--net ....................      (22,719)    (25,719)
                                                         ----------------------
                                                         $  214,470  $   (5,865)
                                                         ======================

                                      Page 25

(a) Includes realized investment gains (losses) as follows:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1995         1994
                                                         ----------------------

Revenues:
  Property and casualty insurance ....................   $ 16,842    $  (64,371)
  Life insurance .....................................     18,050       (41,120)
  Investment income-net ..............................     29,315       (18,813)
                                                         ----------------------
                                                         $ 64,207    $ (124,304)
                                                         ======================
Net income (loss):
  Property and casualty insurance ....................   $  7,651    $  (34,566)
  Life insurance .....................................      9,698       (16,104)
  Investment income-net ..............................     18,914       (12,252)
                                                         ----------------------
                                                         $ 36,263    $  (62,922)
                                                         ======================

Insurance
- ---------

  Property and casualty revenues, excluding realized investment gains (losses), increased by $233.0 million, or 12.0%, for the three months ended March 31, 1995, as compared to the same period a year ago.

  Property and casualty premium revenues increased by $159.8 million, or 9.8%, from the prior year's comparable period. The increase was principally attributable to increases in medium commercial accounts ($49 million), small commercial business ($39 million), personal lines ($20 million), specialty lines ($19 million) and reinsurance ($81 million) offset in part by decreases in large account premium business due to the continued shift to high deductibles and involuntary residual markets. Investment income increased $65.6 million, or 23.6%, for the three months compared with the same period a year ago.
Investment income increased primarily due to higher yielding investments and a shift late in the 1994 first quarter to longer term securities. Interest rates on debt securities generally rose throughout 1994, but have declined since January 1995. The bond segment of the investment portfolio yielded 6.6% in the first quarter of 1995 compared with 5.4% for the same period a year ago.

  Life insurance revenues, excluding realized investment gains (losses), increased by $76.5 million, or 10.1%, as compared to the same period a year ago. Life premium revenues increased by $50.7 million, or 7.5%, for the three months ended March 31, 1995 with the primary growth in annuities ($26 million), new term business ($9 million) and group business ($12 million). Life investment income increased by $18.2 million, or 26.2%, for the three months ended March 31, 1995, compared to the same period a year ago primarily due to the same reasons described above for the property and casualty operations. The bond segment of the life investment portfolio yielded 6.8% in the first quarter of 1995 compared with 5.7% for the same period a year ago.

  Property and casualty underwriting losses for the three months ended March 31, 1995 were $197.7 million, compared to $354.8 million for the same period in 1994. The statutory combined ratios for the three months ended March 31, 1995 were 109.9, compared with 119.9 for the same period in 1994. Contributing to the improvement in underwriting results were continued favorable trends in the workers' compensation line, reduced operating expenses and sharply lower catastrophe costs. Pre-tax catastrophe losses for the three months ended March 31, 1995 were $23 million, compared with $100 million in 1994. The 1994 catastrophe claims stemmed from the California earthquake and severe winter storms throughout the northeastern part of the United States.

  The components of CNA's realized investment gains (losses) are as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                          1995          1994
                                                         ----------------------
                                                              (In millions)

Bonds:
  U.S. Government.....................................   $  9.9         $(138.5)
  Tax exempt..........................................     16.7            18.6
  Asset-backed........................................      9.9            12.3
  Taxable.............................................    (24.8)           (3.4)
                                                         ----------------------
       Total bonds...................................      11.7          (111.0)
Stocks...............................................      17.6            12.5
Derivative and Other.................................       5.6            (7.0)
                                                         ----------------------
       Total realized investment gains (losses) .....    $ 34.9         $(105.5)
                                                         ======================


  For the three months ended March 31, 1995, CNA sold approximately $7 billion of fixed income and equity securities, realizing pre-tax gains of $24.4 million. Of the $7 billion of securities sold, approximately $3 and $2 billion, respectively, were from the U.S. Treasury and Government mortgage-backed bond portfolios.

Cigarettes
- ----------

  Revenues and net income decreased by $5.4 and $7.8 million, or 1.2% and 10.0%, respectively, as compared to the prior year first quarter.

  The decrease in revenues is primarily composed of a decrease of approximately $9.7 million, or 2.1%, due to lower unit sales volume for the 1995 first quarter, partially offset by an increase of approximately $3.6 million, or .8%, reflecting higher average unit prices as compared to the corresponding first quarter of the prior year. Net income declined during the three month period due to the lower unit sales, an increase in manufacturing costs and higher selling expenses.

Hotels
- ------

  Revenues for the quarter increased by $2.2 million, or 5.6%, as compared to the prior year first quarter. Net loss increased by $.2 million, or 5.7%, for the quarter ended March 31, 1995, as compared to the prior year.

  Revenues increased in the first quarter of 1995, as compared to the prior year, due primarily to higher overall occupancy rates and increased average room rates, partially offset by lower occupancy rates at the Loews Monte Carlo Hotel.

  Net loss increased for the quarter ended March 31, 1995, as compared to the prior year, due primarily to poor results at the Loews Monte Carlo Hotel and increased advertising expenses, partially offset by improved results at the division's New York properties.

Watches and Other Timing Devices
- --------------------------------

  Revenues for the quarter decreased by $8.2 million, or 25.0%, and net income increased by $.5 million, as compared to the prior year first quarter. In January 1995, Bulova sold its industrial and defense manufacturing business, Bulova Technologies, Inc. ("BTI"), and recognized a pre-tax and after tax gain of $558,000 and $351,000, respectively.

  Exclusive of BTI, revenues and net income increased $3.3 and $.2 million, or 15.8% and 133.9%, respectively. Revenues increased due primarily to higher unit sales in the 1995 first quarter, partially offset by a decline of approximately $.2 million in royalty income. Net income increased as a result of the higher revenues discussed above, partially offset by increased advertising expenses.

Drilling
- --------

  Revenues increased by $1.4 million, or 1.9%, and net loss increased by $1.4 million, or 22.3%, as compared to the prior year first quarter.

  Revenues for the first quarter of 1995 increased by $3.8 million, or 5.2%, due to higher utilization rates, partially offset by a decline of $3.1 million, or 4.2%, due to lower day rates. Revenues from Diamond Offshore's turnkey division increased $1.0 million, or 1.3%, as compared to the prior year first quarter.

  The decline in day rates is primarily associated with the depressed condition of natural gas prices and its impact on the domestic jackup rig market. Day rates for Gulf of Mexico jackup rigs declined by approximately $8,000 per day, or 31.6%, from the prior year. However, while day rates for domestic jackup rigs have decreased, day rates for fourth generation semisubmersible rigs have increased by approximately $14,000 per day, or 27.0%, from the prior year.

  Revenues from international locations for the first quarter increased $4.9 million, or 22.5%, as compared to the prior year. The three semisubmersibles added to Diamond Offshore's international fleet in the third quarter of 1994 contributed revenues of $5.1 million for the quarter ended March 31, 1995.

Other
- -----

  Revenues and net income for the first quarter of 1995 increased by $58.2 and $34.3 million, respectively, as compared to the prior year first quarter. Other operations consist primarily of investment income of non-insurance companies and the Company's investment in CBS Inc.

  Revenues and net income increased due primarily to realized investment gains of $29.3 and $18.9 million, respectively, for the quarter ended March 31, 1995, as compared to realized investment losses of $18.8 and $12.3 million, respectively, in the prior year first quarter.

  Exclusive of securities transactions, revenues and net income increased $10.1 and $3.2 million, or 55.2% and 51.5%, respectively, due primarily to increased investment income, partially offset by lower results from the Company's investment in CBS Inc.

Accounting Standards
- --------------------

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement applies to financial statements for fiscal years beginning after December 15, 1995 and will not have a significant impact on the Company.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

  1. CNA is involved in various lawsuits involving environmental pollution claims and litigation with Fibreboard Corporation. Information involving such lawsuits is incorporated by reference to Note 5 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2. Lorillard is involved in various lawsuits involving tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information involving such lawsuits is incorporated by reference to Note 5 of the Notes to Consolidated Condensed Financial Statements in Part I.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

   (a) Exhibits--

      (27) Financial Data Schedule for the three months ended March 31, 1995.

   (b) Current reports on Form 8-K--There were no reports on Form 8-K filed for the three months ended March 31, 1995.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: May 15, 1995                               By       Roy E. Posner
                                                     -------------------------
                                                     ROY E. POSNER
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)