Form 10-Q
period 1995-06-30
LOEWS CORP
filed 1995-08-14
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

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

                  667 MADISON AVENUE, NEW YORK, N.Y. 10021-8087
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                      Yes     X               No
                          ---------              ---------


          Class                                    Outstanding at August 4, 1995
--------------------------                         -----------------------------
Common stock, $1 par value                                  58,916,400 shares

================================================================================

                                     Page 1
INDEX


Part I. Financial Information                                           Page No.
                                                                        --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      June 30, 1995 and December 31, 1994 ...........................         3

    Consolidated Condensed Statements of Income--
      Three and six months ended June 30, 1995 and 1994 .............         4

    Consolidated Condensed Statements of Cash Flows--
      Six months ended June 30, 1995 and 1994 .......................         5

    Notes to Consolidated Condensed Financial Statements ............         6

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ........................................        23

Part II. Other Information

  Item 1. Legal Proceedings .........................................        34

  Item 4. Submission of Matters to a Vote of Security Holders .......        34

  Item 6. Exhibits and Reports on Form 8-K ..........................        36

    Exhibit 27--Financial Data Schedule for the six months ended
     June 30, 1995  .................................................        38

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
--------------------------------------------------------------------------------
(Amounts in thousands of dollars)                    June 30,       December 31,
                                                       1995             1994
                                                   -----------------------------
Assets:
Investments:
  Fixed maturities, amortized cost of $25,274,811
   and $21,644,672 ..............................  $25,706,204       $20,852,079
  Equity securities, cost of $1,130,469 and
   $1,270,324 ...................................    1,547,820         1,438,140
  Mortgage loans and notes receivable ...........      146,490            68,004
  Policy loans ..................................      175,679           176,231
  Other investments .............................      370,286           104,210
  Short-term investments ........................   10,577,955         8,437,617
                                                   -----------------------------
     Total investments ..........................   38,524,434        31,076,281
Cash ............................................      209,796           160,557
Receivables .....................................   15,735,470         8,068,016
Inventories .....................................      175,870           244,394
Investments in associated companies .............      366,031           301,550
Property, plant and equipment-net ...............    1,327,715         1,089,868
Deferred income taxes ...........................    1,694,896         1,679,172
Prepaid reinsurance premiums ....................      610,447           175,146
Other assets ....................................      893,350           436,169
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    1,435,664         1,024,561
Separate Account business .......................    5,906,982         6,080,262
                                                   -----------------------------
     Total assets ...............................  $66,880,655       $50,335,976
                                                   =============================

Liabilities and Shareholders' Equity:
Insurance reserves and claims ...................  $40,864,271       $28,933,767
Accounts payable and accrued liabilities ........    2,252,118         1,153,033
Payable for securities purchased ................    1,460,219           489,797
Securities sold under repurchase agreements .....    2,781,930         4,571,517
Long-term debt, less unamortized discount .......    4,225,267         2,144,394
Deferred credits and participating policyholders'
 equity .........................................    1,349,149           713,131
Separate Account business .......................    5,906,982         6,080,262
                                                   -----------------------------
     Total liabilities ..........................   58,839,936        44,085,901
Minority interest ...............................    1,077,330           844,761
Shareholders' equity ............................    6,963,389         5,405,314
                                                   -----------------------------
     Total liabilities and shareholders' equity .  $66,880,655       $50,335,976
                                                   =============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
-------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)   Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                1995          1994          1995          1994
                                             ----------------------------------------------------

Revenues:
  Insurance premiums:
    Property and casualty ...............    $2,162,780    $1,702,634    $3,947,101   $3,327,203
    Life ................................       704,627       659,072     1,434,521    1,338,223
  Investment income, net of expenses,
   principally of insurance subsidiaries        544,787       419,972     1,005,725      783,012
  Realized investment gains (losses) ....       342,246      (103,299)      406,453     (227,603)
  Manufactured products (including excise
   taxes of $118,656, $108,437, $220,416
   and $209,982) ........................       552,643       514,772     1,026,975    1,003,636
  Other .................................       212,291       200,246       401,794      374,026
                                             ---------------------------------------------------
     Total ..............................     4,519,374     3,393,397     8,222,569    6,598,497
                                             ---------------------------------------------------

Expenses:
  Insurance benefits and underwriting
   expenses .............................     2,674,209     2,360,551     5,029,863    4,686,854
  Amortization of deferred policy
   acquisition costs ....................       421,475       336,606       782,294      659,390
  Cost of manufactured products sold ....       252,998       234,781       468,668      458,697
  Selling, operating, advertising and
   administrative expenses ..............       420,577       371,356       804,513      735,563
  Interest ..............................        62,712        45,442       105,791       89,799
                                             ---------------------------------------------------
     Total ..............................     3,831,971     3,348,736     7,191,129    6,630,303
                                             ---------------------------------------------------
                                                687,403        44,661     1,031,440      (31,806)
                                             ---------------------------------------------------
  Income taxes (benefits) ...............       224,781        (9,962)      328,517      (67,571)
  Minority interest .....................        42,858        (5,703)       68,689      (18,696)
                                             ---------------------------------------------------
     Total ..............................       267,639       (15,665)      397,206      (86,267)
                                             ---------------------------------------------------
Net income ..............................    $  419,764    $   60,326    $  634,234   $   54,461
                                             ===================================================

Net income per share ....................    $     7.12    $     1.00    $    10.76   $      .89
                                             ===================================================

Cash dividends per share ................    $      .25    $      .25    $      .50   $      .50
                                             ===================================================

Weighted average number of shares
 outstanding ............................        58,916        60,329        58,919       60,915
                                             ===================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
--------------------------------------------------------------------------------
(Amounts in thousands)                                    Six Months Ended
                                                              June 30,
                                                       1995             1994
                                                    ----------------------------
Operating Activities:
  Net income ....................................   $   634,234    $     54,461
  Adjustments to reconcile net income to net
   cash provided by operating activities-net ....      (192,769)        177,592
  Changes in assets and liabilities-net:
    Receivables .................................      (924,473)       (432,744)
    Inventories .................................        68,524          29,767
    Prepaid reinsurance premiums ................        14,700         (15,304)
    Deferred policy acquisition costs ...........      (105,002)        (50,527)
    Insurance reserves and claims ...............       482,655         814,037
    Accounts payable and accrued liabilities ....       197,743          72,131
    Other-net ...................................       497,887         (10,118)
                                                    ---------------------------
                                                        673,499         639,295
                                                    ---------------------------
Investing Activities:
  Purchases of fixed maturities .................   (12,486,414)    (25,890,394)
  Proceeds from sales of fixed maturities .......    11,859,991      18,981,613
  Proceeds from maturities of fixed maturities ..     1,657,664       3,158,216
  Purchases of equity securities ................      (587,237)       (579,377)
  Proceeds from sales of equity securities ......       999,976         447,302
  Purchase of The Continental Corporation, net
   of cash acquired .............................      (960,400)
  Change in short-term investments ..............      (480,250)        436,239
  Change in securities sold under repurchase
   agreements ...................................    (1,789,587)      3,122,213
  Purchases of property, plant and equipment ....       (84,932)        (97,268)
  Change in other investments ...................       182,530         (17,742)
                                                    ---------------------------
                                                     (1,688,659)       (439,198)
                                                    ---------------------------
Financing Activities:
  Dividends paid to shareholders ................       (29,458)        (30,498)
  Purchases of treasury shares ..................        (4,331)       (137,261)
  Issuance of long-term debt ....................     1,332,582
  Principal payments on long-term debt ..........       (27,643)        (59,093)
  Net decrease of short-term debt ...............      (205,000)
  Receipts credited to policyholders ............        15,772          21,338
  Withdrawals of policyholder account balances ..       (17,523)        (16,451)
                                                    ---------------------------
                                                      1,064,399        (221,965)
                                                    ---------------------------

Net change in cash ..............................        49,239         (21,868)
Cash, beginning of period .......................       160,557         155,703
                                                    ---------------------------
Cash, end of period .............................   $   209,796   $     133,835
                                                    ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
--------------------------------------------------------------------------------
   1. Reference is made to Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders which should be read in conjunction with these consolidated condensed financial statements.

   2. On May 10, 1995, CNA Financial Corporation ("CNA") acquired all the outstanding shares of The Continental Corporation ("CIC") for approximately $1.1 billion or $20 per CIC share. CIC is an insurance holding company principally engaged through subsidiaries in the business of property and casualty insurance.

      The acquisition of CIC has been accounted for as a purchase, therefore CIC's operations are included in the Consolidated Condensed Financial Statements as of May 10, 1995. CNA has completed its preliminary purchase accounting analysis. The purchase adjustments resulted in goodwill of approximately $302 million that will be amortized over twenty years at an annual charge of $15.1 million. Evaluation and appraisal of the net assets is continuing and allocation of the purchase price may be adjusted.

      To finance the acquisition of CIC (including the refinancing of $205 million of CIC debt) CNA entered into a five-year $1.3 billion revolving credit facility with 16 banks led by The First National Bank of Chicago and The Chase Manhattan Bank, N.A. The interest rate is based on the one, two, three or six month London Interbank Offered Rate ("LIBOR") as elected plus 35 basis points. Under the terms of the facility, CNA may prepay the debt without penalty.

      To offset the variable rate characteristics of the facility, CNA entered into five year interest rate swap agreements with several banks. These agreements which terminate from May 2000 to July 2000 effectively convert variable rate debt based on three month LIBOR into fixed rate debt resulting in fixed rates on notional amounts aggregating $950 million. The weighted average fixed interest rate at July 14, 1995 was 6.8%. The parties will exchange payments on a semi-annual basis.

      On August 10 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors at an average rate of 5.9%, to replace a like amount of bank financing. The commercial paper program will be supported by $500 million of the committed bank facility. Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's Commercial Paper Program.

      The pro forma consolidated condensed results of operations presented below assume the above transaction had occurred at the beginning of the periods presented:

                                              Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                1995          1994          1995          1994
                                             ----------------------------------------------------

      Revenues .........................    $4,939,415    $4,706,762    $9,710,186   $9,193,203
                                             ===================================================

      Realized gains (losses) included
       in revenue ......................    $  369,463    $ (109,913)   $  526,527   $ (202,201)
                                             ===================================================

      Income (loss) before taxes and
       minority interest ...............    $  647,464    $   31,350    $1,059,519   $ (175,790)
      Income tax (expense) benefit .....      (208,034)       14,714      (351,977)     101,283
      Minority interest ................       (38,617)        6,665       (68,787)      36,323
                                             ---------------------------------------------------
      Income (loss) from continuing
       operations ......................    $  400,813    $   52,729    $  638,755   $  (38,184)
                                             ===================================================

      Per share ........................    $     6.80    $      .87    $    10.84   $     (.63)
                                             ===================================================

      The pro forma consolidated condensed financial information is not necessarily indicative either of the results of operations that would have occurred had these transactions been consummated at the beginning of the periods presented or of future operations of the combined companies.

   3. The Company's inventories are comprised of the following:

                                                      June 30,    December 31,
                                                        1995         1994
                                                     -------------------------
                                                            (In thousands)

      Leaf tobacco ..............................    $ 78,820         $140,385
      Manufactured stock ........................      77,490           82,902
      Materials, supplies, etc. .................      19,560           21,107
                                                     -------------------------
        Total ...................................    $175,870         $244,394
                                                     =========================

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

      The effects of reinsurance on written premiums and earned premiums, in millions, are as follows:


      Written Premiums--
                                              Six Months Ended June 30,
                        -------------- 1995 ---------------    -------------- 1994 --------------
                           Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                          -------------------------------------------------------------------------

        Contracts:
        Long Duration .   $  332.4  $ 60.5   $ 10.6  $  382.3    $  259.9  $ 57.8  $ 11.9  $  305.8
        Short Duration     5,149.2   620.5    484.3   5,285.4     4,075.8   728.0   314.0   4,489.8
                          -------------------------------------------------------------------------
           Total ......   $5,481.6  $681.0   $494.9  $5,667.7    $4,335.7  $785.8  $325.9  $4,795.6
                          =========================================================================

                                                 Three Months Ended June 30,
                          -------------- 1995 ---------------    -------------- 1994 --------------
                           Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                          -------------------------------------------------------------------------

        Contracts:
        Long Duration .   $   63.2  $ 28.7   $  5.4  $   86.5    $  139.2  $ 31.0  $  6.4  $  163.8
        Short Duration     3,004.6   300.4    339.6   2,965.4     1,968.4   382.8   162.2   2,189.0
                          -------------------------------------------------------------------------
           Total ......   $3,067.8  $329.1   $345.0  $3,051.9    $2,107.6  $413.8  $168.6  $2,352.8
                          =========================================================================

      Earned Premiums--
                                                 Six Months Ended June 30,
                          -------------- 1995 ---------------    -------------- 1994 --------------
                           Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                          -------------------------------------------------------------------------

        Contracts:
        Long Duration .   $  295.0  $ 60.5   $ 10.6  $  344.9    $  223.2  $ 57.8  $ 11.9  $  269.1
        Short Duration     4,892.6   635.9    488.5   5,040.0     3,996.3   709.1   298.7   4,406.7
                          -------------------------------------------------------------------------
           Total ......   $5,187.6  $696.4   $499.1  $5,384.9    $4,219.5  $766.9  $310.6  $4,675.8
                          =========================================================================

                                     Page 8


                                                 Three Months Ended June 30,
                          -------------- 1995 ---------------    -------------- 1994 --------------
                           Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                          -------------------------------------------------------------------------

        Contracts:
        Long Duration .   $  139.9  $ 28.7   $  5.4  $  163.2    $  117.9  $ 31.0  $  6.4  $  142.5
        Short Duration     2,730.6   304.4    329.3   2,705.7     1,991.7   368.4   135.7   2,224.4
                          -------------------------------------------------------------------------
           Total ......   $2,870.5  $333.1   $334.7  $2,868.9    $2,109.6  $399.4  $142.1  $2,366.9
                          =========================================================================

      Insurance claims and policyholders' benefits are net of reinsurance recoveries of $256.5, $127.0, $330.0 and $259.8 million for the three and
      six months ended June 30,    1995 and 1994, respectively.

   5. Shareholders' equity:

                                                     June 30,      December 31,
                                                      1995            1994
                                                   ----------------------------
                                                     (In thousands of dollars)
       Preferred stock, $.10 par value,
        Authorized--25,000,000 shares
      Common stock, $1 par value:
        Authorized--200,000,000 shares
        Issued--58,964,900 shares ...............  $   58,965        $   58,965
      Additional paid-in capital ................     226,232           219,137
      Earnings retained in the business .........   6,074,650         5,469,874
      Unrealized appreciation (depreciation) ....     613,648          (322,700)
      Cumulative translation adjustment .........      14,187
      Pension liability adjustment ..............     (19,962)          (19,962)
                                                   ----------------------------
          Total .................................   6,967,720         5,405,314

      Less common stock (48,500 shares) held in
       treasury, at cost ........................       4,331
                                                   ----------------------------
          Total .................................  $6,963,389        $5,405,314
                                                   ============================

   6. Legal Proceedings and Contingent Liabilities-

      Fibreboard Litigation
      ---------------------

      CNA's primary property and casualty subsidiary, Continental Casualty Company ("Casualty"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as "Settling Parties") have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement"), which is subject to court approval, on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Casualty's litigation with Fibreboard.

      On July 27, 1995 the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement agreement and the Trilateral Agreement. It is expected that one or both of these decisions will be appealed.

      Coverage Litigation--Between 1928 and 1971, Fibreboard manufactured insulation products containing asbestos. Since the 1970's, thousands of claims have been filed against Fibreboard by individuals claiming bodily injury as a result of asbestos exposure.

      Casualty insured Fibreboard under a comprehensive general liability policy between May 4, 1957 and March 15, 1959. Fibreboard disputed the coverage positions taken by its insurers and, in 1979, Fireman's Fund, another of Fibreboard's insurers, brought suit with respect to coverage for defense and indemnity costs. In January 1990, the San Francisco Superior Court (Judicial Council Coordination Proceeding 1072) rendered a decision against the insurers including Casualty and Pacific Indemnity. The court held that the insurers owed a duty to defend and indemnify Fibreboard for certain of the asbestos-related bodily injury claims asserted against Fibreboard (in the case of Casualty, for all claims involving exposure to Fibreboard's asbestos products if there was exposure to asbestos at any time prior to 1959 including years prior to 1957, regardless of when the claims were asserted or injuries manifested) and, although the policies had a $500,000 per person limit and a $1,000,000 per occurrence limit, they contained no aggregate limit of liability in relation to such claims. The judgment was appealed.

      The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993, which substantially affirmed the lower court's decisions on scope of coverage and trigger of coverage issues, as described below. The Court of Appeal withheld its ruling on the issues discrete to Casualty and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral Agreement described below. On January 27, 1994, the California Supreme Court granted a Petition for Review filed by several insurers, including Casualty, of, among other things, the trigger and scope of coverage issues. The order granting review has no effect on the Court of Appeal's order severing the issues unique to Casualty and Pacific Indemnity. Casualty cannot predict the time frame within which the issues before the California Supreme Court may be resolved. If neither the Global Settlement nor the Trilateral Agreement is finally approved, it is anticipated that Casualty and Pacific Indemnity will resume the appeal process. Casualty's appeal of the coverage judgment raises many legal issues. Key issues on appeal under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:

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

          Casualty's position is that its policy is triggered under California law by manifestation of appreciable harm during the policy period. The bodily injury cannot be said to occur within the meaning of the policy until actual physical symptoms and associated functional impairment manifest themselves. Thus, Casualty's position is that if existing California law were applied, there would be no coverage under Casualty's policy; however, the court has recently adopted a continuous trigger in litigation over the duty to defend cases involving bodily injury and property damage due to exposure to DDT.

      . The scope of coverage decision imposed a form of "joint and several" liability that makes each triggered policy liable in whole for each covered claim, regardless of the length of the period the policy was in effect. This decision was affirmed by the Court of Appeal, and is now on appeal to the California Supreme Court. Casualty's position is that liability for asbestos claims should be shared not jointly, but severally and on a pro rata basis between the insurers and insured. Under this theory, Casualty would only be liable for that proportion of the bodily injury that occurred during the 22-month period its policy was in force.

      . Casualty maintains that both the occurrence and the injury resulting therefrom must happen during the policy period for the policy to be triggered. Consequently, if the court holds that the occurrence is exposure to asbestos, Casualty's position is that coverage under the Casualty policy is restricted to those who actually inhaled Fibreboard asbestos fibers and suffered injury from May 4, 1957 to March 15, 1959. The Court of Appeal withheld ruling on this issue, as noted above.

      . Casualty's policy had a $1 million per occurrence limit. Casualty contends the number of occurrences under California law must be determined by the general cause of the injuries, not the number of claimants, and that the cause of the injury was the continuous sale and manufacture of the product. Because the manufacture and sale proceeded from two locations, Casualty maintains that there were only two occurrences and thus only $2 million of coverage under the policy. However, the per occurrence limit was interpreted by the trial court to mean that each claim submitted by each individual constituted a separate occurrence. The Court of Appeal withheld ruling on this issue, as noted above.

      Even if Casualty were successful on appeal on the dual coverage requirements or the number of occurrences, if the final decision in the coverage case affirms the trial court's decision on the existence of the Pacific Indemnity policy, then Casualty would still have obligations under the Casualty and Pacific Indemnity Agreement described below.

      Under various reinsurance agreements, Casualty has asserted a right to reimbursement for a portion of its potential exposure to Fibreboard. The reinsurers have disputed Casualty's right to reimbursement and have taken the position that any claim by Casualty is subject to arbitration under provisions in the reinsurance agreement. A Federal court has ruled that the dispute must be resolved by arbitration. There can be no assurance that Casualty will be successful in obtaining a recovery under its reinsurance agreements.

      On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

      Through June 30, 1995, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 138,100 claims, subject to resolution of the coverage issues, for an estimated settlement amount of approximately $1.6 billion plus any applicable interest. If neither the Global Settlement nor the Trilateral Agreement receives final court approval, Casualty's obligation to pay under these settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, may total as much as $787 million, of which $540 million had been paid through June 30, 1995. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

      Casualty will continue to pursue its appeals in the coverage litigation and all other litigation involving Fibreboard if the Global Settlement or the Trilateral Agreement cannot be implemented.

      Global Settlement--On August 27, 1993, Casualty, Pacific Indemnity, Fibreboard and a negotiating committee of asbestos claimant attorneys reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1.525 billion to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 million is to be contributed to the fund by Fibreboard. The Global Settlement approval is subject to possible appeals. As noted below, there is limited precedent with settlements which determine the rights of future claimants to seek relief.

      Subsequent to the announcement of the agreement in principle, Casualty, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement which sets forth the parties' obligations in the event the Global Settlement approval by the trial court is not upheld on appeal. In such case, Casualty and Pacific Indemnity would contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for previously settled claims. Casualty's share of such fund would be $1.4 billion reduced by a portion of an additional payment of $635 million which Pacific Indemnity has agreed to pay for unsettled present claims and previously settled claims. Casualty has agreed that if either the Global Settlement or the Trilateral Agreement is finally approved, it will assume responsibility for the claims that had been settled before August 27, 1993. The additional $635 million to be contributed by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Casualty would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Casualty, including but not limited to liability for asbestos-related claims against Fibreboard. The Trilateral Agreement approval by the trial court is subject to possible appeal.

      Casualty and Fibreboard have entered into a supplemental agreement (the "Supplemental Agreement") which governs the interim arrangements and obligations between the parties until such time as the trial court's approval of the Global Settlement is upheld on appeal and also governs certain obligations between the parties in the event the Global Settlement is upheld on appeal including the payment of claims which are not included in the Global Settlement.

      In addition, Casualty and Pacific Indemnity have entered into an agreement (the "Casualty-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is finally approved. Under the Casualty-Pacific Agreement, Casualty and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1.525 billion plus expenses and interest accrued in escrow to be used to satisfy the claims of future claimants. If neither the Global Settlement nor the Trilateral Agreement is finally approved, Casualty and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities for unsettled present claims and presently settled claims (regardless of whether either such insurer would otherwise have any liability therefor). If either the Trilateral Agreement or the Global Settlement is finally approved, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635 million.

      Reserves--In the fourth quarter of 1992, Casualty increased its reserve with respect to potential exposure to asbestos-related bodily injury cases by $1.5 billion. In connection with the agreement in principle announced on August 27, 1993, Casualty added $500 million to such claim reserve in the third quarter of 1993. The Fibreboard litigation represents the major portion of Casualty's asbestos-related claim exposure.

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

      The Global Settlement and the Trilateral Agreement approved by the trial court are subject to appeal. There is limited precedent with settlements which determine the rights of future claimants to seek relief. It is extremely difficult to assess the magnitude of Casualty's potential liability for such future claimants if neither the approval of the Global Settlement nor the Trilateral Agreement is upheld on appeal, keeping in mind that Casualty's potential liability is limited to persons exposed to asbestos prior to the termination of the policy in 1959.

      Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed for exposure starting after 1959. As indicated above, as of June 30, 1995, Casualty, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 138,100 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Casualty is not a party.

      Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 49,500 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately $13,300 per claim for the before 1959 claims processed through June 30, 1995. Based on reports by Fibreboard, between September 1988 and April 1993, Fibreboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Casualty. Casualty intervened and settled these claims for approximately $77,000 on average, with a portion of the payment contingent on final approval on appeal of the Global Settlement or the Trilateral Agreement, and if neither is finally approved, subject to resolution of the coverage appeal.

      Casualty believes that as a result of the Global Settlement and the Trilateral Agreement it has greatly reduced the uncertainty of its exposure with respect to the Fibreboard matter. However, if neither the Global Settlement, nor the Trilateral Agreement is upheld on appeal, in light of the factors discussed herein the range of Casualty's potential liability cannot be meaningfully estimated and there can be no assurance that the reserves established would be sufficient to pay all amounts which ultimately could become payable in respect of asbestos-related bodily injury liabilities.

      While it is possible that the ultimate outcome of this matter could have a material adverse impact on the equity of the Company, management does not believe that a further loss material to equity is probable. Management will continue to monitor the potential liabilities with respect to asbestos-related bodily injury claims and will make adjustments to the claim reserves if warranted.

      Environmental Pollution and Asbestos
      ------------------------------------

      The CNA property/casualty insurance companies have potential exposures related to environmental pollution, asbestos-related and other toxic tort claims.

      Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

      The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by "Responsible Parties" ("RP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish a mechanism to pay for clean-up of waste sites if RP's fail to do so, and to assign liability to RP's. The extent of liability to be allocated to an RP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency ("EPA") on its National Priorities List. On the other hand, the Congressional Budget Office estimates that there will be 4,500 National Priority List sites, and other estimates project as many as 30,000 sites that will require clean-up under ECLs. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established.

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

      Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to later adjustment based on new data. As of June 30, 1995 and December 31, 1994, CNA carried approximately $939 and $509 million, respectively, of claim and claim expense reserves, before reinsurance recoverable, for reported and unreported environmental pollution claims. Included in the June 30, 1995 reserves are $393 million related to CIC, whose financial results are included in the accompanying financial statements for the period May 10, 1995 through June 30, 1995. Unfavorable reserve development for the six months ended June 30, 1995 and the year ended December 31, 1994 totaled $73 and $180 million, respectively. The foregoing reserve information includes claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

      CNA has exposure to asbestos-related claims, including those attributable to Fibreboard, and other toxic tort claims. Estimation of asbestos-related and other toxic tort claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of June 30, 1995 and December 31, 1994, CNA carried approximately $2,349 and $2,049 million, respectively, of claim and claim expense reserves, before reinsurance recoverable, for reported and unreported asbestos-related and other toxic tort claims. Included in the June 30, 1995 reserves are $329 million related to CIC, whose financial results are included in the accompanying financial statements for the period May 10, 1995 through June 30, 1995. Unfavorable reserve development for the six months ended June 30, 1995 and year ended December 31, 1994 totaled $54 and $37 million, respectively.

      The results of operations in future years may continue to be adversely affected by environmental pollution claim and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

      The following table summarizes the reserves for environmental pollution, asbestos-related and other toxic tort claims.

                                                        June 30,   December 31,
                                                          1995         1994
                                                       ------------------------
                                                            (In thousands)

      Environmental pollution ...................      $  939,000    $  509,000
      Asbestos and other toxic tort including
       Fibreboard ...............................       2,349,000     2,049,000
                                                       ------------------------
                                                        3,288,000     2,558,000
      Reinsurance recoverable ...................        (260,000)     (113,000)
                                                       ------------------------
        Net reserves ............................      $3,028,000    $2,445,000
                                                       ========================

      Tobacco Litigation
      ------------------

      A number of lawsuits have been filed against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes or exposure to tobacco smoke. Plaintiffs have asserted claims based on, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100 million in compensatory damages and $600 million in punitive damages. Presently, 78 such cases are pending in the United States federal and state courts against manufacturers of tobacco products generally; Lorillard is a named defendant in 28 of these cases and the Company is a defendant in five of these cases.

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

      In Castano v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed March 29, 1994), the purported class consists of individuals in the United States who are allegedly nicotine dependent and the estates and heirs of individuals in the United States who were allegedly nicotine dependent. Plaintiffs in this action are represented by a well-funded and coordinated consortium of over 60 law firms from around the United States. Plaintiffs seek unspecified amounts in actual damages and punitive damages. The court issued an order on February 17, 1995 that granted in part plaintiffs' motion for class certification. The United States Court of Appeals for the Fifth Circuit has granted Defendants' motion for leave to file an interlocutory appeal from this order.

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

      In Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). the purported class consists of citizens and residents of the United States, and the purported survivors of citizens and residents of the United States, who have had, presently have, or have died from, diseases and medical conditions allegedly caused by smoking cigarettes containing nicotine. Plaintiffs in this case seek actual and punitive damages in excess of $100 billion each, and the creation of a medical fund to compensate individuals for future health care costs. Plaintiffs' motion for class certification was granted by the court on October 31, 1994. Defendants have appealed this ruling to the Florida Court of Appeal.

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

      In addition to the foregoing cases, four actions have been initiated in which states or state agencies seek recovery of funds expended by the states or state agencies to provide health care to eligible citizens with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Lorillard is named as a defendant in each of these four state or state agency actions and the Company is named as a defendant in two of them.

      The case of Moore v. The American Tobacco Company, et al. (Chancery Court, Jackson County, Mississippi, filed May 23, 1994), was filed by the Attorney General of Mississippi. The case of McGraw v. The American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed on September 20, 1994), was filed by the Attorney General of West Virginia. The case of State of Minnesota v. Philip Morris Incorporated, et al. (District Court, Ramsey County, Minnesota, filed August 17, 1994), was filed by the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota. In the case of McGraw v. The American Tobacco Company, et al., the court entered an order during June 1995 that granted defendants' motion to dismiss eight of the ten counts of the complaint. The motion to dismiss was not directed to plaintiff's two remaining claims of antitrust and consumer fraud. Based upon statements by plaintiff and plaintiff's counsel, Lorillard believes that plaintiff is likely to appeal this order.

      The case of The State of Florida, et al. v. The American Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida, filed February 22,
      1995), was filed by the State of Florida, the Governor of Florida, and two state agencies. Plaintiffs in this case seek reimbursement under a specific Florida statute that permits the state to sue a manufacturer to recover Medicaid costs incurred by the state that are claimed to result from the use of the manufacturer's product. In any such suit, the statute permits causation and damages to be proven by statistical analysis, abrogates all affirmative defenses, adopts a "market share" liability theory, applies joint and several liability and eliminates the statute of repose. An action for declaratory judgment has been commenced in Florida state court by companies and trade associations in several potentially affected industries challenging this statute. In June 1995, a ruling was issued by a Florida state court that granted in part this motion for declaratory judgment. The ruling declared that certain portions of the statute on which the lawsuit against cigarette companies was based violated the constitution of the State of Florida. The defendants in the declaratory judgment action have noticed an appeal of the June 1995 order to the Florida Court of Appeal. Plaintiffs have noticed a cross-appeal. The Florida legislature passed legislation repealing the statute on which the lawsuit against the cigarette companies is based. The Governor of the State of Florida has signed a veto of the legislation repealing the statute. It is impossible at this time to predict whether the Florida legislature will take further action to repeal the statute on which the lawsuit against the cigarette companies is based. Lorillard understands that several other states, and the Congress, have considered or are considering legislation similar to that passed in Florida.

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

      In addition to the foregoing cases, one pending case, Cordova v. Liggett Group, Inc., et al. (Superior Court San Diego County, California, filed May 12, 1992), alleges that Lorillard and other named defendants, including other manufacturers of tobacco products, engaged in unfair and fraudulent business practices in connection with activities relating to the Council for Tobacco Research-USA, Inc., of which Lorillard is a sponsor, in violation of a California state consumer protection law by misrepresenting to or concealing from the public information concerning the health aspects of smoking. Plaintiff seeks an injunction ordering defendants to undertake a "corrective advertising campaign" in California to warn consumers of the health hazards associated with smoking, to provide restitution to the public for funds "unlawfully, unfairly, or fraudulently" obtained by defendants, and to "disgorge" all revenues and profits acquired as a result of defendants' "unlawful, unfair and/or fraudulent business practices." An adverse development in this case could encourage the filing of additional actions in other states with consumer protection laws similar to California's.

      In addition to the foregoing cases, several cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, almost forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Presently 11 such cases are pending in federal and state courts against Lorillard. The Company is not named as a defendant in any of these cases. Allegations of liability against Lorillard include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10 million in compensatory damages and $100 million in punitive damages. Trial in two of the cases is presently underway. Trial in three other such cases is scheduled during 1995.

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

      Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimately unfavorable outcome of certain pending litigation. Management believes, however, that the ultimate outcome of pending litigation should not have a material adverse effect on the Company's financial position.

      Other Litigation
      ----------------

      The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

   7. The Company's receivables are comprised of the following:

                                                         June 30,   December 31,
                                                           1995         1994
                                                       -------------------------
                                                            (In thousands)

      Reinsurance .................................    $ 7,568,791    $3,754,980
      Other insurance .............................      5,393,355     3,294,142
      Security sales ..............................      2,311,504       376,932
      Federal income taxes ........................        110,916       166,782
      Other .......................................        660,766       615,185
                                                       -------------------------
        Total .....................................     16,045,332     8,208,021
      Less allowance for doubtful accounts and cash
       discounts ..................................        309,862       140,005
                                                       -------------------------
        Receivables-net ...........................    $15,735,470    $8,068,016
                                                       =========================

   8. Discontinued Operations-

      The Company acquired discontinued operations through its merger with CIC; therefore results of operations for the three and six months ended June 30, 1995 reflect only activity from May 10, 1995. Revenues and expenses include $10 million related to the discontinued operations.

      Net assets of discontinued insurance operations at June 30, 1995 were included in "Other assets" net of intercompany eliminations, as follows:

                                                                 (In thousands)

      Assets:
        Cash and investments ..................................     $  940,000
        Reinsurance receivables and other assets ..............        543,000
                                                                    ----------
                                                                     1,483,000
                                                                    ----------

      Liabilities:
        Claim and claim expenses ..............................      1,124,000
        Other liabilities .....................................        205,000
                                                                    ----------
                                                                     1,329,000
                                                                    ----------
        Net assets ............................................     $  154,000
                                                                    ==========

   9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994 and the results of operations for the three and six months and the changes in its cash flows for the six months ended June 30, 1995 and 1994, respectively.

      Results of operations for the second quarter and first six months of each of the years is not necessarily indicative of results of operations for that entire year.

  10. Subsequent Event-

      On August 1, 1995 CBS Inc. ("CBS") entered into an Agreement and Plan of Merger with Westinghouse Electric Corporation ("WEC") and a subsidiary of WEC (the "Subsidiary") pursuant to which the Subsidiary would be merged with CBS and each share of common stock of CBS would be exchanged for cash consideration of $81 per share plus interest thereon at the rate of 6% per annum from August 31, 1995. In addition the Company entered into an agreement dated August 1, 1995 with WEC pursuant to which the Company agreed to vote its shares of common stock of CBS in favor of the proposed merger. Consummation of the merger is subject to a number of contingencies. Upon consummation of the merger, the Company would realize gross proceeds of approximately $890 million (without giving effect to any possible increase based on the interest adjustment referred to above). Based on the carrying value of CBS at June 30, 1995, the Company would recognize a pre-tax gain of approximately $575 million. The actual gain recognized upon consummation of the merger will vary based on the actual proceeds received as well as any additional undistributed earnings recognized by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

Liquidity and Capital Resources:
-------------------------------

Insurance
---------

  Property and casualty and life insurance operations are wholly owned subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 84% owned subsidiary of the Company--

  Acquisition of The Continental Corporation ("CIC")
  --------------------------------------------------

  As previously reported, CNA reached an agreement in late 1994 to acquire CIC. On May 10, 1995, CNA acquired all the outstanding shares of CIC for approximately $1.1 billion or $20 per CIC share. The acquisition created the sixth largest U.S. insurance organization. CNA is the third largest U.S. property-casualty organization and the largest U.S. commercial lines insurance group, based on 1994 premium volume.

  CNA has financed the transaction (including the refinancing of $205 million of CIC debt) through a five-year $1.3 billion revolving credit facility with 16 banks led by The First National Bank of Chicago and The Chase Manhattan Bank, N.A. The interest rate is based on the one, two, three or six month London Interbank Offered Rate ("LIBOR") as elected plus 35 basis points. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

  To offset the variable rate characteristics of the facility, CNA entered into five year interest rate swap agreements with several banks. These agreements which terminate from May 2000 to July 2000 effectively convert variable rate debt based on three month LIBOR into fixed rate debt resulting in fixed rates on notional amounts aggregating $950 million. The weighted average fixed interest rate at July 14, 1995 was 6.8%. The parties will exchange payments on a semi-annual basis.

  On August 10, 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors at an average rate of 5.9%, to replace a like amount of bank financing. The commercial paper program will be supported by $500 million of the committed bank facility. Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's Commercial Paper Program.

  CNA has completed its preliminary purchase accounting analysis and the Company filed pro forma financial information with the Securities and Exchange Commission on July 24, 1995 on Form 8-K/A. Evaluation and appraisal of the net assets is continuing and allocation of the purchase price may be adjusted. The purchase adjustments resulted in goodwill of approximately $302 million that will be amortized over twenty years at an annual charge of $15.1 million.

  As a result of the CIC acquisition, A.M. Best, Moody's, Standard and Poor's and Duff & Phelps issued revised ratings for CNA's Continental Casualty Company Intercompany Pool, Continental Insurance Company Intercompany Pool and Continental Assurance Company Intercompany Pool. Also rated were the senior debt of both CNA and CIC and CNA's preferred stock. In some cases the rating agencies affirmed the previous ratings. In others, the ratings were lowered because of the increased level of debt associated with the CIC acquisition.

  The chart below lists the current and previous ratings:

                     Insurance Ratings               Debt And Stock Ratings
                   ----------------------  -------------------------------------
                         CNA         CIC               CNA                 CIC
                   ---------------   ---   ---------------------------    ------
                   Casualty   Life         Senior Commercial Preferred    Senior
                                            Debt     Paper     Stock       Debt

                     Financial Strength
                   ----------------------

A.M. Best             A        A     A-      -        -          -           -

Moody's               A1       A1    A2      A3       P2         a3         Baa1


                    Claims Paying Ability
                   ----------------------

Standard & Poor's     A+       AA    A-      A-       A2         A-         BBB-

Duff & Phelps         AA-      AA    -       A-       -          A-           -


  General
  -------

  As discussed in Note 6 of the Notes to Consolidated Condensed Financial Statements, Continental Casualty Company substantially eliminated a major source of financial uncertainty by reaching a Global Settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard, a former asbestos manufacturer.

  On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement agreement and the Trilateral Agreement. It is expected that one or both of these decisions will be appealed.

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

  For the first six months of 1995, CNA's operating activities generated net cash flows of $625 million, compared to $330 million for the same period in 1994. The increase in cash flows is due primarily to an increase in investment income and improved insurance subsidiaries underwriting cash flows for the first six months of 1995, as compared to the same period in 1994. Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

  The statutory surplus of the property/casualty subsidiaries amounts to $5.4 billion, including $1.7 billion for CIC's insurance subsidiaries, compared to a pro forma combined $4.8 billion at December 31, 1994. The increase excluding that caused by the addition of CIC, resulted primarily from improved net income. The statutory surplus of the life insurance subsidiaries is approximately $1.0 billion.

Cigarettes
----------

  Lorillard, Inc. and subsidiaries ("Lorillard")--

  Lorillard continues to be negatively impacted by the August 1993 industry wide price reduction of approximately 25%. While the price reduction has slowed the rapid growth of discount cigarettes, unit sales volume gains have not compensated for the reduced selling prices. Virtually all of Lorillard's sales are in the premium priced segment. In May 1995, Lorillard increased its wholesale prices by $1.50 per thousand cigarettes, or 2.7%.

  A number of lawsuits have been filed against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or exposure to tobacco smoke. In several of these cases the Company is named as a defendant. Pending litigation includes actions commenced by individuals and purported class actions brought by state governments, most of which claim very substantial damages. These actions are described in Note 6 of the Notes to Consolidated Condensed Financial Statements.

  On August 10, President Clinton announced that he had authorized the Food and Drug Administration ("FDA") to assert regulatory jurisdiction over cigarettes and smokeless tobacco products for the purpose of curbing smoking among children and teenagers. In that connection, the FDA has issued a notice of proposed rulemaking. Among other things, the FDA's proposed rules would severely restrict cigarette advertising and promotion, limit the manner in which tobacco products can be sold and require cigarette manufacturers to finance antismoking education programs.

  Lorillard and four other cigarette manufacturers have filed a lawsuit in the United States District Court for the Middle District of North Carolina challenging the FDA's assertion of jurisdiction over cigarettes and seeking both preliminary and permanent injunctive relief. The complaint in the case, Coyne Beahm, Inc., et al. v. United States Food & Drug Administration, et al., asserts that FDA lacks authority to regulate cigarettes and that the proposed rules violate the First and Fifth Amendments to the United States Constitution. Several national advertising trade associations have separately filed a lawsuit in the same court challenging the proposed rules.

  Lorillard is assessing the impact, if any, of the FDA's proposed rules. In addition, it is uncertain whether the proposed regulations will be modified before they are promulgated in final form, whether Congress will pass legislation that would moot the proposed regulations and whether the manufacturers will succeed in securing judicial relief. Accordingly, the impact, if any, of FDA's proposed regulations on Lorillard cannot be predicted at this time.

Corporate
---------

  On August 1, 1995 CBS Inc. ("CBS") entered into an Agreement and Plan of Merger with Westinghouse Electric Corporation ("WEC") and a subsidiary of WEC (the "Subsidiary") pursuant to which the Subsidiary would be merged with CBS and each share of common stock of CBS would be exchanged for cash consideration of

$81 per share plus interest thereon at the rate of 6% per annum from August 31, 1995. In addition the Company entered into an agreement dated August 1, 1995 with WEC pursuant to which the Company agreed to vote its shares of common stock of CBS in favor of the proposed merger. Consummation of the merger is subject to a number of contingencies. Upon consummation of the merger, the Company would realize gross proceeds of approximately $890 million (without giving effect to any possible increase based on the interest adjustment referred to above). Based on the carrying value of CBS at June 30, 1995, the Company would recognize a pre-tax gain of approximately $575 million. The actual gain recognized upon consummation of the merger will vary based on the actual proceeds received as well as any additional undistributed earnings recognized by the Company.

  During the six months ended June 30, 1995 the Company purchased 48,500 shares of its outstanding Common Stock at an aggregate cost of approximately $4.3 million. The funds required for such purchases were provided from working capital. Depending on market conditions, the Company, from time to time, purchases shares in the open market or otherwise.

Investments:
-----------

Insurance

  A summary of CNA's general account fixed income securities portfolio and short-term investments are as follows:


                                                                    Change in
                                            June 30,   December 31, Unrealized
                                              1995         1994       Gains
                                          ------------------------------------
                                                        (In millions)
Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies ..    $11,510       $10,782    $  767
  Asset-backed securities ..............      4,223         2,564       179
  Tax exempt securities ................      3,654         3,770        59
  Taxable ..............................      6,279         3,712       216
                                            -------------------------------
       Total fixed income securities ...     25,666        20,828     1,221
Stocks .................................        910           755       152
Short-term and other investments........      9,648         5,360        10
                                            -------------------------------
       Total ...........................    $36,224       $26,943    $1,383
                                            ===============================

                                     Page 26



                                            June 30,   December 31,
                                              1995         1994
                                          -------------------------
                                                (In millions)

Short-term investments:
  Security repurchase collateral .......    $ 2,780       $ 2,479
  Escrow ...............................      1,026         1,010
  Others ...............................      5,169         1,547
Other investments ......................        673           324
                                            ---------------------
       Total short-term and other
        investments ....................    $ 9,648       $ 5,360
                                            =====================

  CNA's investment portfolio increased by $9.3 billion from December 31, 1994 to June 30, 1995. This increase includes $7.5 billion related to the acquisition of CIC.

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

  CNA holds a small amount of derivative financial instruments for purposes of enhancing income and total return. The derivative securities are marked-to-market and reported as realized investment gains and losses. CNA's investment in, and risk in relation to, derivative securities is not significant.

  The general account portfolio consists primarily of high quality marketable debt securities, approximately 95% of which are rated as investment grade. At June 30, 1995, short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 17% of the general account's total investment portfolio compared to 9% at December 31, 1994. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations. In the first half of 1995, short-term investments have increased well above such levels as positive cash flows, including proceeds from sales of securities, have not been invested in long-term securities; currently, short-term interest rates are relatively attractive compared to longer-term rates. At June 30, 1995, the major components of the short-term investment portfolio were approximately $5.5 billion of high grade commercial paper and $3.5 billion of U.S. Treasury bills. Collateral for securities sold under repurchase agreements remained at $2.8 billion and were invested in high grade commercial paper.

  Debt security carrying values are highly susceptible to changes in interest rates and were favorably affected as a general decline in interest rates occurred in the first half of 1995. Interest rates have continued to decline throughout July resulting in additional unrealized investment gains in the bond portfolio, primarily relating to government securities.

  As of June 30, 1995, the market value of CNA's general account investments in bonds and redeemable preferred stocks was $25.7 billion and was more than amortized cost by approximately $426 million. This compares to $795 million of net unrealized investment losses at December 31, 1994. The gross unrealized investment gains and losses for the fixed income securities portfolio at June 30, 1995, were $661 and $235 million, respectively, compared to $194 and $989 million, respectively, at December 31, 1994.

  Net unrealized investment gains on general account bonds at June 30, 1995 include net unrealized investment gains on high yield securities of $35 million, compared to net unrealized investment losses of $30 million at December 31, 1994. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $1.4 billion at June 30, 1995, compared to $1.0 billion at December 31, 1994.

  At June 30, 1995, total Separate Account cash and investments amounted to $5.9 billion with taxable debt securities representing approximately 93% of the Separate Accounts' portfolio. Approximately 86% of Separate Account investments are used to fund guaranteed investment contracts ("GIC's") for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The fair value of all fixed income securities in the GIC portfolio was $4.8 billion compared to $4.6 billion at December 31, 1994. At June 30, 1995, fair values exceeded amortized cost by approximately $2 million. This compares to a net unrealized loss of $195 million at December 31, 1994. The gross unrealized investment gains and losses for the GIC fixed income securities portfolio at June 30, 1995 were $94 and $92 million, respectively, compared to $34 and $229 million, respectively, at December 31, 1994.

  Carrying values of high yield securities in the GIC portfolio were $1.1 billion at June 30, 1995 and December 31, 1994. Net unrealized investment losses on high yield securities held in such Separate Accounts were $47 million at June 30, 1995, compared to $108 million at December 31, 1994.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At June 30, 1995, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 4.0% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

  Included in CNA's fixed income securities at June 30, 1995 (general and GIC portfolios) are $6.3 billion of asset-backed securities, consisting of approximately 40% in collateralized mortgage obligations ("CMO's"), 16% in corporate asset-backed obligations, and 44% in U.S. government agency issued pass-through certificates. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets. At June 30, 1995, the fair value of asset-backed securities exceeded amortized cost by approximately $88 million compared to unrealized investment losses of $181 million at December 31, 1994. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.

  Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At June 30, 1995, 59% of the general account's debt securities portfolio was invested in U.S. government securities, 17% in other AAA rated securities and 15% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 30% U.S. government securities, 18% other AAA rated securities and 19% in AA and A rated securities. These ratings are primarily from nationally recognized rating agencies (91% of the general account portfolio and 95% of the GIC portfolio).

Other
-----

  Investment activities of non-insurance companies include investments in fixed maturities securities, equity securities, derivative instruments and short-term investments. Derivative instruments are marked-to-market and reported as realized investment gains or losses in the income statement. The remaining securities are carried at fair value with a net unrealized gain of $249.8 million at June 30, 1995, compared to $146.2 million at December 31, 1994.

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

  At December 31, 1994 the Company's short-term investments portfolio included $2.1 billion of proceeds from securities sold under agreements to repurchase. These proceeds were invested in U.S. government treasury securities. During the first quarter of 1995, the Company closed these positions and recognized net investment gains of $17.8 million.

Results of Operations:
----------------------

  Revenues increased by $1,126.0 and $1,624.1 million, or 33.2% and 24.6%, and net income increased $359.4 and $579.8 million, respectively, for the quarter and six months ended June 30, 1995 as compared to the prior year. The following table sets forth the major sources of the Company's consolidated revenues and net income.

                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                            -----------------------------------------------------
                                                1995          1994          1995         1994
                                            -----------------------------------------------------
                                                               (In thousands)

Revenues (a):
  Property and casualty insurance .......    $2,773,720    $1,994,373    $4,971,698   $3,878,107
  Life insurance ........................       890,198       737,398     1,744,531    1,456,084
  Cigarettes ............................       532,562       480,974       984,811      938,601
  Hotels ................................        62,230        52,103       103,475       91,179
  Watches and other timing devices ......        25,567        35,371        50,043       68,020
  Drilling ..............................        72,845        74,951       148,078      148,813
  Investment income-net (non-insurance
   companies) ...........................       165,324         4,311       223,638          493
  Equity in income of CBS Inc. ..........         7,177        19,262         9,024       30,706
  Other and eliminations--net ...........       (10,249)       (5,346)      (12,729)     (13,506)
                                             ----------------------------------------------------
                                             $4,519,374    $3,393,397    $8,222,569   $6,598,497
                                             ====================================================

Net income (a):
  Property and casualty insurance .......    $  172,968    $  (27,442)   $  279,875   $  (78,535)
  Life insurance ........................        62,040         7,967        93,941        2,975
  Cigarettes ............................       102,297        90,615       172,858      168,986
  Hotels ................................         6,414         2,977         3,076         (182)
  Watches and other timing devices ......           665            83         1,079          (39)
  Drilling ..............................        (5,190)       (7,935)      (13,091)     (14,397)
  Investment income-net (non-insurance
   companies) ...........................       119,792         2,850       156,967          (81)
  Equity in income of CBS Inc. ..........         4,934        17,240         6,404       27,482
  Interest expense and other--net .......       (44,156)      (26,029)      (66,875)     (51,748)
                                             ----------------------------------------------------
                                             $  419,764    $   60,326    $  634,234   $   54,461
                                             ====================================================

                                     Page 30

(a) Includes realized investment gains (losses) as follows:

                                               Three Months Ended             Six Months Ended
                                                    June 30,                      June 30,
                                            ----------------------------------------------------
                                                1995         1994            1995         1994
                                            ----------------------------------------------------

Revenues:
  Property and casualty insurance .....     $   117,810   $ (56,393)     $ 134,652    $ (120,764)
  Life insurance ......................          87,168     (17,262)       105,218       (58,382)
  Investment income-net ...............         137,268     (29,644)       166,583       (48,457)
                                            ----------------------------------------------------
                                            $   342,246   $(103,299)     $ 406,453    $ (227,603)
                                            ====================================================
Net income:
  Property and casualty insurance .....     $    64,579   $ (33,831)     $  72,230    $  (68,397)
  Life insurance ......................          44,088      (9,542)        53,786       (25,646)
  Investment income-net ...............          89,097     (19,028)       108,011       (31,280)
                                            ----------------------------------------------------
                                            $   197,764   $ (62,401)     $ 234,027    $ (125,323)
                                            ====================================================

Insurance
---------

  Property and casualty revenues, excluding realized investment gains (losses), increased by $605.1 and $838.2 million, or 29.5% and 21.0%, respectively, for the quarter and six months ended June 30, 1995, as compared to the same periods a year ago.

  Property and casualty premium revenues increased by $460.1 and $619.9 million, or 27.0% and 18.6%, respectively, for the quarter and six months ended June 30, 1995 from the prior year's comparable period. The quarter and six months ended June 30, 1995 included premiums of $465 million from the acquisition of CIC. Other factors contributing to the change in revenues were increases in medium commercial accounts, small commercial business, group operations, reinsurance and specialty lines offset in part by decreases in large account premium business due to the continued shift to high deductibles and decreases in involuntary residual markets and treaty reinsurance. Investment income increased $119.0 and $184.6 million, or 39.1% and 31.7%, for the quarter and six months compared with the same periods a year ago. Investment income increased primarily due to the acquisition of CIC ($64.7 million) and higher yielding investments and a shift late in the 1994 first quarter to longer term securities. Interest rates on debt securities generally rose throughout 1994, but have declined since January 1995. The bond segment of the investment portfolio yielded 6.7% in the first half of 1995 compared with 5.7% for the same period a year ago.

  Life insurance revenues, excluding realized investment gains (losses), increased by $48.4 and $124.8 million, or 6.4% and 8.2%, as compared to the same periods a year ago. Life premium revenues increased by $45.6 and $96.3 million, or 6.9% and 7.2%, for the quarter and six months ended June 30, 1995 with the primary growth in annuities, term life and group business. Life investment income increased by $10.5 and $28.7 million, or 13.3% and 19.3%, for the quarter and six months ended June 30, 1995, compared to the same periods a year ago primarily due to the same reasons described above for the property and casualty operations. The bond segment of the life investment portfolio yielded 6.9% in the first half of 1995 compared with 6.2% for the same period a year ago.

  Property and casualty underwriting losses for the quarter and six months ended June 30, 1995 were $266.2 and $464.0 million, compared to $335.0 and $689.8 million for the same periods in 1994. The statutory combined ratios for the quarter and six months ended June 30, 1995 was 109.0% and 109.3%, respectively, compared with 115.2% and 117.5%, respectively, for the same periods in 1994. Contributing to the improvement in underwriting results were continued favorable trends in the workers' compensation line and lower catastrophe costs. Pre-tax catastrophe losses for the quarter and six months ended June 30, 1995 were approximately $55 and $78 million, compared with $66 and $166 million in 1994. The 1994 catastrophe claims stemmed from the California earthquake and severe winter storms throughout the northeastern part of the United States.

  The components of CNA's realized investment gains (losses) are as follows:

                                               Three Months Ended             Six Months Ended
                                                    June 30,                     June 30,
                                            -----------------------------------------------------
                                                1995         1994            1995         1994
                                            -----------------------------------------------------
                                                                (In millions)

Bonds:
  U.S. Government.......................    $     88.0    $     (6.7)    $     97.9    $  (145.2)
  Tax exempt............................           1.2           4.5           17.9         23.1
  Asset-backed..........................          24.0         (56.7)          33.9        (44.4)
  Taxable...............................          20.1         (35.8)          (4.7)       (39.2)
                                            ----------------------------------------------------
       Total bonds......................         133.3         (94.7)         145.0       (205.7)
Stocks..................................          34.1          20.2           51.7         32.7
Derivative instruments .................           1.2           (.3)          (7.2)         3.2
Other ..................................          36.4           1.2           50.4         (9.3)
                                            ----------------------------------------------------
       Total realized investment
        gains (losses) .................    $    205.0    $    (73.6)    $    239.9    $  (179.1)
                                            ====================================================


  For the six months ended June 30, 1995, CNA's property/casualty group sold approximately $14 billion of fixed income and equity securities, realizing pre-tax gains of $196.8 million. Of the $14 billion of securities sold, approximately $8 and $3 billion, respectively, were from the U.S. Treasury and government mortgage-backed bond portfolios.

Cigarettes
----------

  Revenues increased by $51.6 and $46.2 million, or 10.7% and 4.9%, and net income increased by $11.7 and $3.9 million, or 12.9% and 2.3%, respectively, for the quarter and six months ended June 30, 1995 as compared to the corresponding periods of the prior year.

  The increase in revenues is primarily composed of an increase of approximately $45.7 and $36.4 million, or 9.5% and 3.9%, due to higher unit sales volume and an increase of approximately $5.9 and $9.8 million, or 1.2% and 1.0%, reflecting higher average unit prices for the quarter and six months ended June 30, 1995, respectively, as compared to the corresponding periods of the prior year. The increase in net income is primarily due to the higher unit sales.

Hotels
------

  Revenues increased by $10.1 and $12.3 million, or 19.4% and 13.5%, and net income increased by $3.4 and $3.3 million, respectively, for the quarter and six months ended June 30, 1995, as compared to the prior year.

  Revenues and net income increased for the quarter and six months ended June 30, 1995, as compared to the prior year, due primarily to a $3.9 million payment received related to termination of a management contract. Revenues and net income also reflect higher occupancy and average room rates, and favorable foreign currency fluctuations, partially offset by increased advertising expenses.

Watches and Other Timing Devices
--------------------------------

  Revenues decreased by $9.8 and $18.0 million, or 27.7% and 26.4%, and net income increased by $.6 and $1.1 million, respectively, for the quarter and six months ended June 30, 1995 as compared to the corresponding periods in the prior year. In January 1995, Bulova Corporation sold its industrial and defense manufacturing business, Bulova Technologies, Inc. ("BTI"), and recognized a pre-tax and after tax gain of $558,000 and $351,000, respectively.

  Exclusive of BTI, revenues increased $4.5 and $7.4 million, or 21.4% and 17.5%, and net income increased by $1.2 and $1.0 million, respectively, for the quarter and six months ended June 30, 1995, respectively. These increases primarily result from a tax audit adjustment recorded in the second quarter of 1995. The tax audit adjustment included interest income of $4.2 million and a tax expense of $3.2 million. Revenues for the six month period also reflect increased watch prices and unit sales.

Drilling
--------

  Revenues decreased by $2.1 and $.7 million, or 2.8% and .5%, and net loss decreased by $2.7 and $1.3 million, or 34.6% and 9.1%, respectively, for the quarter and six months ended June 30, 1995 as compared to the prior year.

  Revenues for the quarter and six months ended June 30, 1995 decreased due primarily to lower dayrates for jack-up rigs operating in the Gulf of Mexico as well as lower revenues from Diamond Offshore Drilling, Inc. ("Diamond Offshore") turnkey division reflecting a decline in the number of wells drilled. These declines were partially offset by increased utilization and dayrates earned by semisubmersible rigs located in the Gulf of Mexico and North Sea.

  Net loss for the quarter and six months ended June 30, 1995 decreased due primarily to higher dayrates earned by semisubmersible rigs operating in the U.K. sector of the North Sea, partially offset by lower dayrates earned by jack-up rigs and increased interest expense. Diamond Offshore's results also benefited from an increased income tax benefit resulting from losses during the comparable period of the prior year in its international operations for which tax benefits were not recognizable and an increase in profits during the current year in the U.K. where Diamond Offshore's tax liability is minimal.

Other
-----

  Revenues increased by $144.0 and $202.2 million and net income increased by $86.5 and $120.8 million, for the quarter and six months ended June 30, 1995, respectively, as compared to the prior year. Other operations consist primarily of investment income of non-insurance companies and the Company's investment in CBS.

  Revenues and net income increased due primarily to realized investment gains of $137.3, $166.6, $89.1 and $108.0 million for the quarter and six months ended June 30, 1995, respectively, as compared to realized investment losses of $29.6, $48.5, $19.0 and $31.2 million, respectively, in the prior year. Realized investment gains for the quarter ended June 30, 1995 include revenues and net income of $145.4 and $94.5 million related to the sale by the Company of a portion of its holdings of Champion International.

  Exclusive of securities transactions, revenues decreased $22.9 and $12.8 million, or 47.8% and 19.3%, and net income decreased $21.6 and $18.4 million, respectively, for the quarter and six months ended June 30, 1995, due primarily to lower results from the Company's investment in CBS and, for the quarter ended June 30, 1995, increased interest expense related to CNA's acquisition of CIC in May 1995.

Accounting Standards
--------------------

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement applies to financial statements for fiscal years beginning after December 15, 1995 and will not have a significant impact on the Company.


                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

  1. CNA is involved in various lawsuits involving environmental pollution claims and litigation with Fibreboard Corporation. Information involving such lawsuits is incorporated by reference to Note 6 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2. Lorillard is involved in various lawsuits involving tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information involving such lawsuits is incorporated by reference to Note 6 of the Notes to Consolidated Condensed Financial Statements in Part I.

Item 4. Submissions of Matters to a Vote of Security Holders.
        ----------------------------------------------------

  Set forth below is information relating to the 1995 Annual Meeting of Shareholders of the Registrant:

  The annual meeting was called to order at 11:00 A.M., May 9, 1995. Represented at the meeting, in person or by proxy, were 55,038,674 shares, approximately 93.4% of the issued and outstanding shares entitled to vote.

  The following business was transacted:

Election of Directors
--------------------------------------------------------------------------------
  Over 93% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

                             Votes For   Votes Withheld
                             ---------   --------------

     Charles B. Benenson     54,655,955       382,719
     John Brademas           53,812,517     1,226,157
     Bernard Myerson         53,787,751     1,250,923
     Edward J. Noha          54,654,445       384,229
     Gloria R. Scott         54,637,428       401,246
     Andrew H. Tisch         54,648,213       390,461
     James S. Tisch          54,657,453       381,221
     Jonathan M. Tisch       54,653,750       384,924
     Laurence A. Tisch       54,652,218       386,456
     Preston R. Tisch        54,653,904       384,770

Ratification of the appointment of Independent Certified Public Accountants
--------------------------------------------------------------------------------
  Approved-- 54,924,520 shares, approximately 99.8% of the shares voting, voted to ratify the appointment of Deloitte & Touche, LLP as independent certified public accountants for the Company. 47,204 shares, approximately .1% of the shares voting, voted against, and 66,950 shares, approximately .1% of the shares voting, abstained.


Shareholder proposal relating to cumulative voting
--------------------------------------------------------------------------------
  Rejected-- 34,303,415 shares, approximately 67% of the shares voting, voted against this shareholder proposal. 16,476,755 shares, approximately 32.2% of the shares voting, were cast for, and 425,482 shares, approximately .8% of the shares voting, abstained. In addition, there were 3,833,022 shares as to which brokers indicated that they did not have authority to vote ("broker non-votes").


Shareholder proposal relating to annual meeting location
--------------------------------------------------------------------------------
  Rejected-- 49,800,242 shares, approximately 97.3% of the shares voting, voted against this shareholder proposal. 615,982 shares, approximately 1.2% of the shares voting, were cast for, and 789,427 shares, approximately 1.5% of the shares voting, abstained. In addition, there were 3,833,023 broker non-votes.


Shareholder proposal relating to a report on tobacco and insurance
--------------------------------------------------------------------------------
  Rejected-- 46,634,788 shares, approximately 91% of the shares voting, voted against this shareholder proposal. 3,343,204 shares, approximately 6.5% of the shares voting, were cast for, and 1,277,661 shares, approximately 2.5% of the shares voting, abstained. In addition, there were 3,783,021 broker non-votes.


Shareholder proposal relating to separation of tobacco business
--------------------------------------------------------------------------------
  Rejected-- 48,915,070 shares, approximately 95.5% of the shares voting, voted against this shareholder proposal. 981,627 shares, approximately 1.9% of the shares voting, were cast for, and 1,308,955 shares, approximately 2.6% of the shares voting, abstained. In addition, there were 3,833,022 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

   (a) Exhibits--

      (27) Financial Data Schedule for the six months ended June 30, 1995.

   (b) Current reports on Form 8-K--On May 23, 1995, the Company filed a current report on Form 8-K dated May 23, 1995, as amended on Form 8-K/A dated July 24, 1995, reporting under Items 2 and 7 the merger of CNA and CIC and financial information with respect thereto.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: August 14, 1995                            By       Roy E. Posner
                                                     -------------------------
                                                     ROY E. POSNER
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)