Form 10-Q
period 1995-09-30
LOEWS CORP
filed 1995-11-14
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

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

                      Yes     X               No
                          ---------              ---------


          Class                                  Outstanding at November 3, 1995
--------------------------                       -------------------------------
Common stock, $1 par value                                58,916,400 shares

================================================================================

                                    INDEX


Part I. Financial Information                                           Page No.
                                                                        --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      September 30, 1995 and December 31, 1994 ......................         3

    Consolidated Condensed Statements of Income--
      Three and nine months ended September 30, 1995 and 1994 .......         4

    Consolidated Condensed Statements of Cash Flows--
      Nine months ended September 30, 1995 and 1994 .................         5

    Notes to Consolidated Condensed Financial Statements ............         6

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ........................................        23

Part II. Other Information

  Item 1. Legal Proceedings .........................................        34

  Item 6. Exhibits and Reports on Form 8-K ..........................        34

    Exhibit 27--Financial Data Schedule for the nine months ended
     September 30, 1995  ............................................        36

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
--------------------------------------------------------------------------------
(Amounts in thousands of dollars)                  September 30,    December 31,
                                                       1995             1994
                                                   -----------------------------
Assets:
Investments:
  Fixed maturities, amortized cost of $26,940,404
   and $21,644,672 ..............................  $27,523,033       $20,852,079
  Equity securities, cost of $807,231 and
   $1,270,324 ...................................      997,610         1,438,140
  Mortgage loans and notes receivable ...........      128,027            68,004
  Policy loans ..................................      175,063           176,231
  Other investments .............................      482,143           104,210
  Short-term investments ........................    9,996,420         8,437,617
                                                   -----------------------------
     Total investments ..........................   39,302,296        31,076,281
Cash ............................................      258,892           160,557
Receivables .....................................   16,420,141         8,068,016
Inventories .....................................      194,183           244,394
Investments in associated companies .............      327,214           301,550
Property, plant and equipment-net ...............    1,357,013         1,089,868
Deferred income taxes ...........................    1,555,368         1,679,172
Prepaid reinsurance premiums ....................      567,264           175,146
Other assets ....................................    1,434,724           436,169
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    1,478,235         1,024,561
Separate Account business .......................    5,995,658         6,080,262
                                                   -----------------------------
     Total assets ...............................  $68,890,988       $50,335,976
                                                   =============================

Liabilities and Shareholders' Equity:
Insurance reserves and claims ...................  $41,133,822       $28,933,767
Accounts payable and accrued liabilities ........    2,115,271         1,153,033
Payable for securities purchased ................    3,074,596           489,797
Securities sold under repurchase agreements .....    2,504,796         4,571,517
Long-term debt, less unamortized discount .......    4,242,110         2,144,394
Deferred credits and participating policyholders'
 equity .........................................    1,427,189           713,131
Separate Account business .......................    5,995,658         6,080,262
                                                   -----------------------------
     Total liabilities ..........................   60,493,442        44,085,901
Minority interest ...............................    1,117,004           844,761
Shareholders' equity ............................    7,280,542         5,405,314
                                                   -----------------------------
     Total liabilities and shareholders' equity .  $68,890,988       $50,335,976
                                                   =============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
-------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)   Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                                1995          1994          1995          1994
                                             ----------------------------------------------------

Revenues:
  Insurance premiums:
    Property and casualty ...............    $2,427,861    $1,759,281   $ 6,374,962  $ 5,086,484
    Life ................................       766,739       641,972     2,201,260    1,980,195
  Investment income, net of expenses,
   principally of insurance subsidiaries        586,121       424,729     1,591,846    1,207,741
  Realized investment gains (losses) ....       294,670       (17,915)      701,123     (245,518)
  Manufactured products (including excise
   taxes of $118,429, $114,368, $338,845
   and $324,350) ........................       565,550       542,358     1,592,525    1,545,994
  Other .................................       318,641       194,879       720,435      568,905
                                             ---------------------------------------------------
     Total ..............................     4,959,582     3,545,304    13,182,151   10,143,801
                                             ---------------------------------------------------

Expenses:
  Insurance claims and policyholders'
   benefits .............................     2,959,023     2,324,656     7,988,886    7,011,510
  Amortization of deferred policy
   acquisition costs ....................       480,063       363,300     1,262,357    1,022,690
  Cost of manufactured products sold ....       251,758       247,052       720,426      705,749
  Selling, operating, advertising and
   administrative expenses ..............       542,243       393,677     1,346,756    1,129,240
  Interest ..............................        89,608        42,369       195,399      132,168
                                             ---------------------------------------------------
     Total ..............................     4,322,695     3,371,054    11,513,824   10,001,357
                                             ---------------------------------------------------
                                                636,887       174,250     1,668,327      142,444
                                             ---------------------------------------------------
  Income taxes (benefits) ...............       223,074        30,126       551,591      (37,445)
  Minority interest .....................        27,408         9,909        96,097       (8,787)
                                             ---------------------------------------------------
     Total ..............................       250,482        40,035       647,688      (46,232)
                                             ---------------------------------------------------
Net income ..............................    $  386,405    $  134,215   $ 1,020,639  $   188,676
                                             ===================================================

Net income per share ....................    $     3.28    $     1.12   $      8.66  $      1.56
                                             ===================================================

Cash dividends per share ................    $      .13    $      .13   $       .38  $       .38
                                             ===================================================

Weighted average number of shares
 outstanding ............................       117,833       119,891       117,836      121,177
                                             ===================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
--------------------------------------------------------------------------------
(Amounts in thousands)                                    Nine Months Ended
                                                            September 30,
                                                        1995             1994
                                                    ----------------------------
Operating Activities:
  Net income ....................................   $  1,020,639   $    188,676
  Adjustments to reconcile net income to net
   cash provided by operating activities-net ....       (338,367)       163,456
  Distribution of CBS equity earnings ...........                        86,382
  Changes in assets and liabilities-net:
    Receivables .................................     (1,062,796)      (360,685)
    Inventories .................................         50,211         13,565
    Prepaid reinsurance premiums ................         57,883         (5,071)
    Deferred policy acquisition costs ...........       (147,573)       (49,166)
    Insurance reserves and claims ...............        756,914      1,316,938
    Accounts payable and accrued liabilities ....        105,686       (137,606)
    Other-net ...................................        264,998         26,259
                                                    ---------------------------
                                                         707,595      1,242,748
                                                    ---------------------------
Investing Activities:
  Purchases of fixed maturities .................    (25,325,566)   (30,471,320)
  Proceeds from sales of fixed maturities .......     23,346,595     22,115,211
  Proceeds from maturities of fixed maturities ..      2,306,317      3,837,635
  Change in securities sold under repurchase
   agreements ...................................     (2,066,720)     2,778,105
  Purchases of equity securities ................       (805,739)      (838,293)
  Proceeds from sales of equity securities ......      1,847,872        714,895
  Purchase of The Continental Corporation, net
   of cash acquired .............................       (960,400)
  Purchase of subsidiary shares .................                       (35,450)
  Return of investment from CBS tender offer ....                       183,991
  Change in short-term investments ..............        240,279        894,364
  Purchases of property, plant and equipment ....       (141,914)      (160,862)
  Change in other investments ...................       (111,966)       (21,437)
                                                    ---------------------------
                                                      (1,671,242)    (1,003,161)
                                                    ---------------------------
Financing Activities:
  Dividends paid to shareholders ................        (44,186)       (45,494)
  Purchases of treasury shares ..................         (4,331)      (161,869)
  Issuance of long-term debt ....................      1,831,138
  Principal payments on long-term debt ..........       (509,130)       (51,762)
  Net decrease of short-term debt ...............       (205,050)
  Receipts credited to policyholders ............         19,417         27,129
  Withdrawals of policyholder account balances ..        (25,876)       (18,967)
                                                    ---------------------------
                                                       1,061,982       (250,963)
                                                    ---------------------------
Net change in cash ..............................         98,335        (11,376)
Cash, beginning of period .......................        160,557        155,703
                                                    ---------------------------
Cash, end of period .............................   $    258,892  $     144,327
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

      The acquisition of CIC has been accounted for as a purchase, therefore CIC's operations are included in the Consolidated Condensed Financial Statements as of May 10, 1995. CNA has completed its preliminary purchase accounting analysis. The purchase of CIC currently reflects goodwill of approximately $366 million which will be amortized over twenty years at an annual charge of $18 million. Evaluation and appraisal of the net assets is continuing and allocation of the purchase price may be adjusted.

      To finance the acquisition of CIC (including the refinancing of $205 million of CIC debt) CNA entered into a five-year $1.3 billion revolving credit facility (the "Bank Facility") involving 16 banks led by The First National Bank of Chicago and The Chase Manhattan Bank, N.A. The interest rate is based on the one, two, three or six month London Interbank Offered Rate ("LIBOR"), as elected, plus 25 basis points or other negotiated rates. Additionally, there is a facility fee of 10 basis points. Under the terms of the facility, CNA may prepay the debt without penalty.

      To offset the variable rate characteristics of the facility, CNA entered into five year interest rate swap agreements with several banks. These agreements which terminate from May 2000 to July 2000 effectively convert variable rate debt based on three month LIBOR into fixed rate debt resulting in fixed rates on notional amounts aggregating $950 million. The weighted average fixed swap rate at September 30, 1995 was 6.4%.

      On August 10 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to reduce a like amount of bank financing. The weighted average yield on commercial paper at September 30, 1995 was 6.0%. The commercial paper borrowings are classified as long-term debt as $500 million of the committed Bank Facility will support the commercial paper program (at an undrawn cost of 10 basis points). Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's Commercial Paper Program.

      The pro forma consolidated condensed results of operations presented below assume the above transaction had occurred at the beginning of the periods presented:

                                               Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                                1995          1994          1995          1994
                                             ----------------------------------------------------
                                                                (In thousands)
      Revenues .........................    $4,959,582    $4,770,343   $14,669,744  $13,963,546
                                             ===================================================

      Realized gains (losses) included
       in revenue ......................    $  294,670    $  (21,883)  $   821,192  $  (224,084)
                                             ===================================================

      Income (loss) before taxes and
       minority interest ...............    $  636,887    $ (428,353)  $ 1,696,898  $  (604,143)
      Income tax (expense) benefit .....      (223,074)      224,411      (575,032)     325,694
      Minority interest ................       (27,408)       47,728       (96,958)      85,947
                                             ---------------------------------------------------
      Income (loss) from continuing
       operations ......................    $  386,405    $ (156,214)  $ 1,024,908  $  (192,502)
                                             ===================================================

      Per share ........................    $     3.28    $    (1.30)  $      8.70  $     (1.59)
                                             ===================================================

      The pro forma consolidated condensed financial information is not necessarily indicative either of the results of operations that would have occurred had these transactions been consummated at the beginning of the periods presented or of future operations of the combined companies.

   3. The Company's inventories are comprised of the following:

                                                     September 30, December 31,
                                                         1995          1994
                                                     --------------------------
                                                            (In thousands)

      Leaf tobacco ..............................      $100,745      $140,385
      Manufactured stock ........................        73,193        82,902
      Materials, supplies, etc. .................        20,245        21,107
                                                       ----------------------
        Total ...................................      $194,183      $244,394
                                                       ======================


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

      The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in domiciliary states, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables.

      The effects of reinsurance on written premiums and earned premiums, in millions, are as follows:


      Written Premiums--

                                             Nine Months Ended September 30,
                        -------------- 1995 -----------------  -------------- 1994 ----------------
                           Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                          ---------------------------------------------------------------------------

        Contracts:
        Long Duration .   $  506.2 $   88.5  $   16.9  $  577.8  $  382.5  $   85.1  $ 19.0  $  448.6
        Short Duration     6,823.5    950.1     491.3   7,282.3   6,306.0   1,030.1   457.0   6,879.1
                          ---------------------------------------------------------------------------
           Total ......   $7,329.7 $1,038.6  $  508.2  $7,860.1  $6,688.5  $1,115.2  $476.0  $7,327.7
                          ===========================================================================

                                                 Three Months Ended September 30,
                          -------------- 1995 -----------------  -------------- 1994 ----------------
                           Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                          ---------------------------------------------------------------------------

        Contracts:
        Long Duration .   $  173.9 $   28.0  $    6.4  $  195.5  $  122.7  $   27.2  $  7.0  $  142.9
        Short Duration     2,301.1    377.9     190.4   2,488.6   2,121.4     302.2   143.1   2,280.5
                          ---------------------------------------------------------------------------
           Total ......   $2,475.0 $  405.9  $  196.8  $2,684.1  $2,244.1  $  329.4  $150.1  $2,423.4
                          ===========================================================================
      Earned Premiums--

                                                 Nine Months Ended September 30,
                          -------------- 1995 -----------------  -------------- 1994 ----------------
                           Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                          ---------------------------------------------------------------------------

        Contracts:
        Long Duration .   $  451.5 $   88.5  $   16.9  $  523.1  $  315.9  $   85.1  $ 19.0  $  382.0
        Short Duration     8,069.4  1,014.2   1,025.6   8,058.0   6,127.0   1,025.2   451.9   6,700.3
                          ---------------------------------------------------------------------------
           Total ......   $8,520.9 $1,102.7  $1,042.5  $8,581.1  $6,442.9  $1,110.3  $470.9  $7,082.3
                          ===========================================================================

                                                 Three Months Ended September 30,
                          -------------- 1995 -----------------  -------------- 1994 ----------------
                           Direct   Assumed  Ceded      Net      Direct    Assumed  Ceded     Net
                          ---------------------------------------------------------------------------

        Contracts:
        Long Duration .   $  156.5 $   28.0  $    6.4  $  178.1  $   92.7  $   27.2  $  7.0  $  112.9
        Short Duration     3,176.8    378.4     537.1   3,018.1   2,130.7     316.2   153.3   2,293.6
                          ---------------------------------------------------------------------------
           Total ......   $3,333.3 $  406.4  $  543.5  $3,196.2  $2,223.4  $  343.4  $160.3  $2,406.5
                          ===========================================================================

      Insurance claims and policyholders' benefits are net of reinsurance recoveries of $782.8, $229.9, $1,112.8 and $489.7 million for the three and nine months ended September 30, 1995 and 1994, respectively.

   5. Shareholders' equity:

                                                   September 30,   December 31,
                                                       1995            1994
                                                   ----------------------------
                                                     (In thousands of dollars)

      Preferred stock, $.10 par value,
        Authorized--25,000,000 shares
      Common stock, $1 par value:
        Authorized--200,000,000 shares
        Issued--117,929,800 and 58,964,900 shares  $  117,930        $   58,965
      Additional paid-in capital ................     170,138           219,137
      Earnings retained in the business .........   6,446,327         5,469,874
      Unrealized appreciation (depreciation) ....     550,478          (322,700)
      Pension liability adjustment ..............                       (19,962)
                                                   ----------------------------
          Total .................................   7,284,873         5,405,314

      Less common stock (97,000 shares) held in
       treasury, at cost ........................       4,331
                                                   ----------------------------
          Total .................................  $7,280,542        $5,405,314
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

      On July 27, 1995 the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals have been filed as respects both of these decisions. Briefs will be filed with the United States Fifth Circuit Court of Appeals in New Orleans this fall. The Court has scheduled oral arguments for December 6 and 7, 1995.

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

      The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993, which substantially affirmed the lower court's decisions on scope of coverage and trigger of coverage issues, as described below. The Court of Appeal withheld its ruling on the issues discrete to Casualty and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral Agreement described below. On January 27, 1994, the California Supreme Court granted a Petition for Review filed by several insurers, including Casualty, of, among other things, the trigger and scope of coverage issues. The order granting review has no effect on the Court of Appeal's order severing the issues unique to Casualty and Pacific Indemnity. On October 19, 1995 the California Supreme Court transferred the case back to the Court of Appeal with directions to vacate its decision and reconsider the case in light of the Supreme Court's decision in Montrose Chemical Corp. v. Admiral Ins. Co. (1995) 10 Cal.4th 645, where the Court adopted a continuous trigger in litigation over the duty to defend bodily injury and property damage due to exposure to D.D.T. Additional briefs will be filed in the Court of Appeal by November 20, 1995. Casualty cannot predict the time frame within which the issues before the California courts may be resolved. The appeal of issues such as trigger of coverage and scope of coverage are in process notwithstanding the pending proceedings to approve the Global and Trilateral Agreements. If neither the Global Settlement nor the Trilateral Agreement is finally approved, it is anticipated that Casualty and Pacific Indemnity will resume the appeal process of the issues discrete to them. Casualty's appeal of the coverage judgment raises many legal issues. Key issues on appeal under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:

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

          Casualty's position is that its policy is triggered under California law by manifestation of appreciable harm during the policy period. The bodily injury cannot be said to occur within the meaning of the policy until actual physical symptoms and associated functional impairment manifest themselves. Thus, Casualty's position is that there would be no coverage under Casualty's policy.

      . The scope of coverage decision imposed a form of "joint and several" liability that makes each triggered policy liable in whole for each covered claim, regardless of the length of the period the policy was in effect. This decision was affirmed by the Court of Appeal, but is now again before the Court due to the Supreme Court's transfer order. Casualty's position is that liability for asbestos claims should be shared not jointly, but severally and on a pro rata basis between the insurers and insured. Under this theory, Casualty would only be liable for that proportion of the bodily injury that occurred during the 22-month period its policy was in force.

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

      . Casualty's policy had a $1 million per occurrence limit. Casualty contends the number of occurrences under California law must be determined by the general cause of the injuries, not the number of claimants, and that the cause of the injury was the continuous manufacture and sale of the product. Because the manufacture and sale proceeded from two locations, Casualty maintains that there were only two occurrences and thus only $2 million of coverage under the policy. However, the per occurrence limit was interpreted by the trial court to mean that each claim submitted by each individual constituted a separate occurrence. The Court of Appeal withheld ruling on this issue, as noted above.

      Even if Casualty were successful on appeal on the dual coverage requirements or the number of occurrences, if the final decision in the coverage case affirms the trial court's decision on the existence of the Pacific Indemnity policy, then Casualty would still have obligations under the Casualty and Pacific Indemnity Agreement described below.

      Under various reinsurance agreements, Casualty has asserted a right to reimbursement for a portion of its potential exposure to Fibreboard. The reinsurers have disputed Casualty's right to reimbursement and have taken the position that any claim by Casualty is subject to arbitration under provisions in the reinsurance agreement. A Federal court has ruled that the dispute must be resolved by arbitration. There can be no assurance that Casualty will be successful in obtaining a significant recovery under its reinsurance agreements.

      On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

      Through September 30, 1995, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 137,500 claims, subject to resolution of the coverage issues, for an estimated settlement amount of approximately $1.6 billion plus any applicable interest. If neither the Global Settlement nor the Trilateral Agreement receives final court approval, Casualty's obligation to pay under these settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, may total as much as $793 million, of which $556 million had been paid through September 30, 1995. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

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

      Subsequent to the announcement of the agreement in principle, Casualty, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement which would, subject to court approval, settle the coverage case in the event the Global Settlement approval by the trial court is not upheld on appeal. In such case, Casualty and Pacific Indemnity would contribute to a settlement fund an aggregate of $2 billion, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for claims settled before August 23, 1993. Casualty's share of such fund would be $1.4 billion reduced by a portion of an additional payment of $635 million which Pacific Indemnity has agreed to pay for unsettled present claims and previously settled claims. Casualty has agreed that if either the Global Settlement or the Trilateral Agreement is finally approved, it will assume responsibility for the claims that had been settled before August 27, 1993. The additional $635 million to be contributed by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Casualty would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Casualty, including but not limited to liability for asbestos-related claims against Fibreboard. The Trilateral Agreement approval by the trial court is subject to possible appeal.

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

      Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed for exposure starting after 1959. As indicated above, as of September 30, 1995, Casualty, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 137,500 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Casualty is not a party.

      Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 49,500 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately $13,300 per claim for the before 1959 claims processed through September 30, 1995. Based on reports by Fibreboard, between September 1988 and April 1993, Fibreboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately $11,000 per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $310,000 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Casualty. Casualty intervened and settled these claims for approximately $77,000 on average, with a portion of the payment contingent on final approval on appeal of the Global Settlement or the Trilateral Agreement, and if neither is finally approved, subject to resolution of the coverage appeal.

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

      Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to later adjustment based on new data. As of September 30, 1995 and December 31, 1994, CNA carried approximately $986 and $509 million, respectively, of claim and claim expense reserves, before reinsurance recoverable, for reported and unreported environmental pollution claims. Included in the September 30, 1995 reserves are $380 million related to CIC, whose financial results are included in the accompanying financial statements for the period May 10, 1995 through September 30, 1995. Unfavorable reserve development for the nine months ended September 30, 1995 and the year ended December 31, 1994 totaled $145 and $180 million, respectively. The foregoing reserve information includes claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

      CNA has exposure to asbestos-related claims, including those attributable to Fibreboard, and other toxic tort claims. Estimation of asbestos-related and other toxic tort claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of September 30, 1995 and December 31, 1994, CNA carried approximately $2,305 and $2,049 million, respectively, of claim and claim expense reserves, before reinsurance recoverable, for reported and unreported asbestos-related and other toxic tort claims. Included in the September 30, 1995 reserves are $319 million related to CIC, whose financial results are included in the accompanying financial statements for the period May 10, 1995 through September 30, 1995. Unfavorable reserve development for the nine months ended September 30, 1995 and the year ended December 31, 1994 totaled $105 and $37 million, respectively.

      The results of operations in future years may continue to be adversely affected by environmental pollution claim and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

      The following table summarizes the reserves for environmental pollution, asbestos-related and other toxic tort claims.

                                                      September 30, December 31,
                                                          1995         1994
                                                      -------------------------
                                                            (In thousands)

      Environmental pollution ...................     $  986,000     $  509,000

      Asbestos and other toxic tort including
       Fibreboard ...............................      2,305,000      2,049,000
                                                      -------------------------
                                                       3,291,000      2,558,000
      Reinsurance recoverable ...................       (161,000)      (113,000)
                                                      -------------------------

        Net reserves ............................     $3,130,000     $2,445,000
                                                      =========================

      Tobacco Litigation
      ------------------

      A number of lawsuits have been filed against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes or exposure to tobacco smoke. Plaintiffs have asserted claims based on, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100 million in compensatory damages and $600 million in punitive damages. As of October 31, 1995, 106 such cases were pending in the United States federal and state courts against manufacturers of tobacco products generally; Lorillard is a named defendant in 39 of these cases and the Company is a defendant in two of these cases.

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

      In Castano v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed March 29, 1994), the purported class consists of individuals in the United States who are allegedly nicotine dependent and the estates and heirs of individuals in the United States who were allegedly nicotine dependent. Plaintiffs in this action are represented by a well-funded and coordinated consortium of over 60 law firms from around the United States. Plaintiffs seek unspecified amounts in actual damages and punitive damages. The court issued an order on February 17, 1995 that granted in part plaintiffs' motion for class certification. The United States Court of Appeals for the Fifth Circuit granted defendants' motion for leave to file an interlocutory appeal from this order, and defendant's appeal is pending.

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

      In Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994), the purported class consists of citizens and residents of the United States, and the purported survivors of citizens and residents of the United States, who have had, presently have, or have died from, diseases and medical conditions allegedly caused by smoking cigarettes containing nicotine. Plaintiffs in this case seek actual and punitive damages in excess of $100 billion each, and the creation of a medical fund to compensate individuals for future health care costs. Plaintiffs' motion for class certification was granted by the court on October 31, 1994. Defendants have appealed this ruling to the Florida Court of Appeal.

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

      The case of Moore v. The American Tobacco Company, et al. (Chancery Court, Jackson County, Mississippi, filed May 23, 1994), was filed by the Attorney General of Mississippi. The case of McGraw v. The American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed on September 20, 1994), was filed by the Attorney General of West Virginia. The case of State of Minnesota v. Philip Morris Incorporated, et al. (District Court, Ramsey County, Minnesota, filed August 17, 1994), was filed by the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota. In the case of McGraw v. The American Tobacco Company, et al., the court entered an order during June 1995 that granted defendants' motion to dismiss eight of the ten counts of the complaint. The motion to dismiss was not directed to plaintiff's two remaining claims of antitrust and consumer fraud. At plaintiff's request, the court has entered final judgment as to the dismissed claims to enable plaintiff to seek an appeal. In the case of State of Minnesota v. Philip Morris Incorporated, et al., the Minnesota Supreme Court has agreed to hear defendants' appeal contending that plaintiff Blue Cross and Blue Shield of Minnesota lacks standing to assert claims and to seek damages from the defendants. Plaintiff Blue Cross and Blue Shield of Minnesota seeks damages from the defendants on its own behalf as a purchaser of health care services, and on behalf of its fully insured groups with whom it has contracts, who have allegedly been required to pay increased premiums for health insurance.

      The case of The State of Florida, et al. v. The American Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida, filed February 22,
      1995), was filed by the State of Florida, the Governor of Florida, and two state agencies. Plaintiffs in this case seek reimbursement under a specific Florida statute that permits the state to sue a manufacturer to recover Medicaid costs incurred by the state that are claimed to result from the use of the manufacturer's product. In any such suit, the statute permits causation and damages to be proven by statistical analysis, abrogates all affirmative defenses, adopts a "market share" liability theory, applies joint and several liability and eliminates the statute of repose. An action for declaratory judgment has been commenced in Florida state court by companies and trade associations in several potentially affected industries challenging this statute. In June 1995, a ruling was issued by a Florida state court that granted in part this motion for declaratory judgment. The ruling declared that certain portions of the statute on which the lawsuit against cigarette companies was based violated the constitution of the State of Florida. The defendants in the declaratory judgment action have noticed an appeal of the June 1995 order to the Florida Court of Appeal. Plaintiffs have noticed a cross-appeal. The appeals have been certified to the Florida Supreme Court, which heard argument in the appeals on November 6, 1995. The Florida legislature has passed legislation repealing the statute on which the lawsuit against the cigarette companies is based, but the Governor of the State of Florida has signed a veto of the legislation repealing the statute. It is impossible at this time to predict whether the Florida legislature will take further action to repeal the statute on which the lawsuit against the cigarette companies is based. Lorillard understands that several other states, and the Congress, have considered or are considering legislation similar to that passed in Florida.

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

      In addition to the foregoing cases, several cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, almost forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. As of October 31, 1995, 13 such cases were pending in federal and state courts against Lorillard. The Company is not named as a defendant in any of these cases. Allegations of liability against Lorillard include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10 million in compensatory damages and $100 million in punitive damages. Trials were held in two of these cases during 1995 and a trial in a third case is currently in progress. In one of the cases, the jury returned a verdict in favor of Lorillard. In the second case, the jury returned a verdict in favor of plaintiffs and awarded a total of $2,000,000 in actual damages and punitive damages. The verdict requires Lorillard to pay an amount between $1,750,000 and $2,000,000. The precise amount to be paid by Lorillard will be determined at a later date if the verdict withstands review by the trial court and by appellate courts. Lorillard has filed with the trial court a motion for judgment notwithstanding the verdict and for a new trial. Lorillard intends to notice an appeal from the judgment in plaintiffs' favor if the motion for judgment notwithstanding the verdict and for a new trial is not successful. Lorillard is unable to predict the outcome of the motion for judgment notwithstanding the verdict and for a new trial. Lorillard also is unable to predict the outcome of any forthcoming appeal.

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

   7. The Company's receivables are comprised of the following:

                                                      September 30, December 31,
                                                           1995         1994
                                                      -------------------------
                                                            (In thousands)

      Reinsurance .................................   $ 7,454,034     $3,754,980
      Other insurance .............................     5,785,885      3,294,142
      Security sales ..............................     2,593,616        376,932
      Federal income taxes ........................        64,171        166,782
      Other .......................................       745,538        615,185
                                                      --------------------------
        Total .....................................    16,643,244      8,208,021
      Less allowance for doubtful accounts and cash
       discounts ..................................       223,103        140,005
                                                      --------------------------
        Receivables-net ...........................   $16,420,141     $8,068,016
                                                      ==========================

   8. On August 1, 1995 CBS Inc. ("CBS") entered into an Agreement and Plan of Merger with Westinghouse Electric Corporation ("WEC") and a subsidiary of WEC (the "Subsidiary") pursuant to which the Subsidiary would be merged with CBS and each share of common stock of CBS would be exchanged for cash consideration of $81 per share plus interest thereon at the rate of 6% per annum from August 31, 1995. The Company has entered into an agreement dated August 1, 1995 with WEC pursuant to which the Company agreed to vote its shares of common stock of CBS in favor of the proposed merger. In addition to approval by the shareholders of CBS (a special meeting of CBS's shareholders is scheduled for November 16, 1995), consummation of the merger is subject to various regulatory approvals. Upon consummation of the merger, the Company would realize gross proceeds of approximately $890 million (without giving effect to any possible increase based on the interest adjustment referred to above). Based on the carrying value of CBS at September 30, 1995, the Company would recognize a pre-tax gain of approximately $568 million. The actual gain recognized upon consummation of the merger will vary based on the actual proceeds received as well as any additional undistributed earnings recognized by the Company.

   9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994 and the results of operations for the three and nine months and the changes in its cash flows for the nine months ended September 30, 1995 and 1994, respectively.

      Results of operations for the third quarter and first nine months of each of the years is not necessarily indicative of results of operations for that entire year.

  10. Subsequent Events-

      In October 1995 the Company's subsidiary, Diamond Offshore Drilling, Inc. ("Diamond Offshore"), sold 14,950,000 shares of its common stock through an initial public offering at $24 per share. Diamond Offshore used the net proceeds of approximately $338 million to fund the repayment of its intercompany debt as well as a dividend to the Company. As a result of the offering, the Company's ownership interest in Diamond Offshore declined to approximately 70.1% and the Company will record a pre-tax gain of approximately $195 million in the fourth quarter of 1995.

      On October 17, 1995, the Board of Directors declared a two-for-one stock split, by way of a stock dividend, distributable December 1, 1995, to holders of record on November 3, 1995. All per share amounts included in Parts I and II have been restated to reflect the stock split.

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

  Acquisition of The Continental Corporation ("CIC")
  --------------------------------------------------

  As previously reported, on May 10, 1995, CNA consummated the acquisition of all the outstanding shares of CIC for approximately $1.1 billion or $20 per CIC share. As a result of the acquisition, CNA is the sixth largest U.S. insurance organization, the third largest U.S. property-casualty organization and the largest U.S. commercial lines insurance group, based on 1994 premium volume.

  CNA has financed the transaction (including the refinancing of $205 million of CIC debt) through a five-year $1.3 billion revolving credit facility (the "Bank Facility") involving 16 banks led by The First National Bank of Chicago and The Chase Manhattan Bank, N.A. The interest rate is based on the one, two, three or six month London Interbank Offered Rate ("LIBOR"), as elected, plus 25 basis points or other negotiated rates. Additionally, there is a facility fee of 10 basis points. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

  To offset the variable rate characteristics of the facility, CNA entered into five year interest rate swap agreements with several banks. These agreements which terminate from May 2000 to July 2000 effectively convert variable rate debt based on three month LIBOR into fixed rate debt resulting in fixed rates on notional amounts aggregating $950 million. The weighted average fixed swap rate at September 30, 1995 was 6.4%.

  On August 10 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to reduce a like amount of bank financing. The weighted average yield on commercial paper at September 30, 1995 was 6.0%. The commercial paper borrowings are classified as long-term debt as $500 million of the committed Bank Facility will support the commercial paper program (at an undrawn cost of 10 basis points). Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's Commercial Paper Program.

  CNA has completed its preliminary purchase accounting analysis and the Company filed pro forma financial information with the Securities and Exchange Commission on July 24, 1995 on Form 8-K/A. Evaluation and appraisal of the net assets is continuing and allocation of the purchase price may be adjusted. The purchase adjustments resulted in goodwill of approximately $366 million that will be amortized over twenty years at an annual charge of $18 million.

  As a result of the CIC acquisition, A.M. Best, Moody's, Standard and Poor's and Duff & Phelps issued revised ratings for CNA's Continental Casualty Company ("CCC") Intercompany Pool, Continental Insurance Company ("CIC") Intercompany Pool and Continental Assurance Company ("CAC") Intercompany Pool. Also rated were the senior debt of both CNA and CIC and CNA's preferred stock. In some cases the rating agencies affirmed the previous ratings. In others, the ratings were lowered because of the increased level of debt associated with the CIC acquisition.

  The chart below lists the current ratings:

                     Insurance Ratings             Debt And Stock Ratings
                   ----------------------  -------------------------------------
                         CNA         CIC               CNA                 CIC
                   ---------------   ---   ---------------------------    ------
                     CCC      CAC          Senior Commercial Preferred    Senior
                                            Debt     Paper     Stock       Debt

                     Financial Strength
                   ----------------------

A.M. Best             A        A     A-      -        -          -           -

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

  For the first nine months of 1995, CNA's operating activities generated net cash flows of $409 million, compared to $745 million for the same period in 1994. The decrease in cash flows is due primarily to CIC activities, namely the impact in 1995 from the 1994 sale of $408 million in receivables and increased claim payments. Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

  The statutory surplus of the property/casualty subsidiaries amounts to $5.6 billion, including $1.7 billion for CIC's insurance subsidiaries, compared to a pro forma combined $4.8 billion at December 31, 1994. The increase, excluding that caused by the addition of CIC, resulted primarily from net income. The statutory surplus of the life insurance subsidiaries is approximately $1.1 billion.

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

  On August 10, 1995, President Clinton announced that he had authorized the Food and Drug Administration ("FDA") to assert regulatory jurisdiction over cigarettes and smokeless tobacco products for the purpose of curbing smoking among children and teenagers. On August 11, the FDA issued a notice of proposed rulemaking. Among other things, the FDA's proposed rules would severely restrict cigarette advertising and promotion, limit the manner in which tobacco products can be sold and require cigarette manufacturers to finance antismoking education programs. Comment on the FDA's proposed regulations must be filed on or before January 2, 1996.

  Lorillard and four other cigarette manufacturers have filed a lawsuit in the United States District Court for the Middle District of North Carolina challenging the FDA's assertion of jurisdiction over cigarettes and seeking both preliminary and permanent injunctive relief. The complaint in the case, Coyne Beahm, Inc., et al. v. United States Food & Drug Administration, et al., asserts that the FDA lacks authority to regulate cigarettes and that the proposed rules violate the Federal Food, Drug and Cosmetic Act, the Federal Cigarette Labeling and Advertising Act and the United States Constitution. Lawsuits challenging the FDA's rulemaking also have been filed in the same court by several smokeless tobacco manufacturers, several national advertising trade associations and the National Association of Convenience Stores.

  The cigarette manufacturers and smokeless tobacco manufacturers have moved for summary judgment, and the government has moved to dismiss the complaints. The government has asked the court to stay briefing on the summary judgment motions until it has ruled on the government's motions to dismiss.

  Lorillard is assessing the impact, if any, of the FDA's proposed rules. In addition, it is uncertain whether the proposed regulations will be modified before they are promulgated in final form, whether Congress will pass legislation that would moot the proposed regulations and whether the manufacturers will succeed in securing judicial relief. Accordingly, the impact, if any, of the FDA's proposed regulations on Lorillard cannot be predicted at this time.

Corporate
---------

  On October 17, 1995, the Board of Directors declared a two-for-one stock split, by way of a stock dividend, distributable December 1, 1995, to holders of record on November 3, 1995. In addition, the Board declared a quarterly dividend of $.25 per common share, on the post-split shares, effectively doubling the Company's annual dividend rate.

  In October 1995 the Company's subsidiary, Diamond Offshore Drilling, Inc. ("Diamond Offshore"), sold 14,950,000 shares of its common stock through an initial public offering at $24 per share. Diamond Offshore used the net proceeds of approximately $338 million to fund the repayment of its intercompany debt as well as a dividend to the Company. As a result of the offering, the Company's ownership interest in Diamond Offshore declined to approximately 70.1% and the Company will record a pre-tax gain of approximately $195 million in the fourth quarter of 1995.

  On August 1, 1995 CBS Inc. ("CBS") entered into an Agreement and Plan of Merger with Westinghouse Electric Corporation ("WEC") and a subsidiary of WEC (the "Subsidiary") pursuant to which the Subsidiary would be merged with CBS and each share of common stock of CBS would be exchanged for cash consideration of $81 per share plus interest thereon at the rate of 6% per annum from August 31, 1995. The Company has entered into an agreement dated August 1, 1995 with WEC pursuant to which the Company agreed to vote its shares of common stock of CBS in favor of the proposed merger. In addition to approval by the shareholders of CBS (a special meeting of CBS's shareholders is scheduled for November 16, 1995), consummation of the merger is subject to various regulatory approvals. Upon consummation of the merger, the Company would realize gross proceeds of approximately $890 million (without giving effect to any possible increase based on the interest adjustment referred to above). Based on the carrying value of CBS at September 30, 1995, the Company would recognize a pre-tax gain of approximately $568 million. The actual gain recognized upon consummation of the merger will vary based on the actual proceeds received as well as any additional undistributed earnings recognized by the Company.

  In the first quarter of 1995 the Company purchased 97,000 shares of its outstanding Common Stock (on a post-split basis) at an aggregate cost of approximately $4.3 million. The funds required for such purchases were provided from working capital. Depending on market conditions, the Company, from time to time, purchases shares in the open market or otherwise.

Investments:
-----------

Insurance

  A summary of CNA's general account fixed income securities portfolio and short-term investments are as follows:


                                                                      Change in
                                          September 30,  December 31, Unrealized
                                              1995          1994        Gains
                                          --------------------------------------
                                                        (In millions)
Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies ..    $12,501         $10,782     $  839
  Asset-backed securities ..............      4,955           2,564        196
  Tax exempt securities ................      3,419           3,770         47
  Taxable ..............................      6,630           3,712        293
                                            ----------------------------------
       Total fixed income securities ...     27,505          20,828      1,375
Stocks .................................        743             755        123
Short-term and other investments........      8,442           5,360
                                            ----------------------------------
       Total ...........................    $36,690         $26,943     $1,498
                                            ==================================


                                          September 30,  December 31,
                                              1995          1994
                                          --------------------------
                                                (In millions)

Short-term investments:
  Security repurchase collateral .......    $ 2,508         $ 2,479
  Escrow ...............................      1,035           1,010
  Others ...............................      4,134           1,547
Other investments ......................        765             324
                                            -----------------------
       Total short-term and other
        investments ....................    $ 8,442         $ 5,360
                                            =======================

  CNA's investment portfolio increased by $9.7 billion from December 31, 1994 to September 30, 1995. This increase includes $7.4 billion related to the acquisition of CIC.

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

  The general account portfolio consists primarily of high quality marketable debt securities, approximately 94% of which are rated as investment grade. At September 30, 1995, short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 14% of the general account's total investment portfolio compared to 9% at December 31, 1994. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations. In the first nine months of 1995, short-term investments have increased well above such levels as positive cash flows, including proceeds from sales of securities, have not been invested in long-term securities; currently, short-term interest rates are relatively attractive compared to longer-term rates. At September 30, 1995, the major components of the short-term investment portfolio were approximately $4.5 billion of high grade commercial paper and $2.0 billion of U.S. Treasury bills. Collateral for securities sold under repurchase agreements remained at $2.5 billion and were invested in high grade commercial paper.

  Debt security carrying values are highly susceptible to changes in interest rates and were favorably affected as a general decline in interest rates occurred in the first nine months of 1995.

  As of September 30, 1995, the market value of CNA's general account investments in bonds and redeemable preferred stocks was $27.5 billion and exceeded amortized cost by approximately $579 million. This compares to $795 million of net unrealized investment losses at December 31, 1994. The gross unrealized investment gains and losses for the fixed income securities portfolio at September 30, 1995, were $787 and $208 million, respectively, compared to $194 and $989 million, respectively, at December 31, 1994.

  Net unrealized investment gains on general account bonds at September 30, 1995 include net unrealized investment gains on high yield securities of $57 million, compared to net unrealized investment losses of $30 million at December 31, 1994. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $1.7 billion at September 30, 1995, compared to $1.0 billion at December 31, 1994.

  At September 30, 1995, total Separate Account cash and investments amounted to $6.0 billion with taxable debt securities representing approximately 92% of the Separate Accounts' portfolio. Approximately 86% of Separate Account investments are used to fund guaranteed investment contracts ("GIC's") for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The fair value of all fixed income securities in the GIC portfolio was $4.9 billion compared to $4.6 billion at December 31, 1994. At September 30, 1995, fair values exceeded amortized cost by approximately $14 million. This compares to $195 million of net unrealized losses at December 31, 1994. The gross unrealized investment gains and losses for the GIC fixed income securities portfolio at September 30, 1995 were $89 and $75 million, respectively, compared to $34 and $229 million, respectively, at December 31, 1994.

  Carrying values of high yield securities in the GIC portfolio were $1.0 and $1.1 billion at September 30, 1995 and December 31, 1994. Net unrealized investment losses on high yield securities held in such Separate Accounts were

$26 million at September 30, 1995, compared to $108 million at December 31,
1994.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At September 30, 1995, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 4.2% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one half of one percent of its total assets.

  Included in CNA's fixed income securities at September 30, 1995 (general and GIC portfolios) are $7.4 billion of asset-backed securities, consisting of approximately 33% in collateralized mortgage obligations ("CMO's"), 27% in corporate asset-backed obligations, and 40% in U.S. government agency issued pass-through certificates. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets. At September 30, 1995, the fair value of asset-backed securities exceeded amortized cost by approximately $95 million compared to unrealized investment losses of $181 million at December 31, 1994. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with wide bands and relatively short principal repayment windows.

  Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At September 30, 1995, 61% of the general account's debt securities portfolio was invested in U.S. government securities, 15% in other AAA rated securities and 12% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 32% U.S. government securities, 19% other AAA rated securities and 17% in AA and A rated securities. These ratings are primarily from nationally recognized rating agencies (92% of the general account portfolio and 95% of the GIC portfolio).

Other
-----

  Investment activities of non-insurance companies include investments in fixed maturities securities, equity securities, derivative instruments and short-term investments. Derivative instruments are marked-to-market and reported as realized investment gains or losses in the income statement. The remaining securities are carried at fair value with a net unrealized gain of $44.8 million at September 30, 1995, compared to $146.2 million at December 31, 1994.

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

Results of Operations:
----------------------

  Revenues increased by $1,414.3 and $3,038.4 million, or 39.9% and 30.0%, and net income increased $252.2 and $832.0 million, respectively, for the quarter and nine months ended September 30, 1995 as compared to the prior year. The following table sets forth the major sources of the Company's consolidated revenues and net income.

                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                            -----------------------------------------------------
                                                1995          1994          1995         1994
                                            -----------------------------------------------------
                                                               (In thousands)

Revenues (a):
  Property and casualty insurance .......    $3,104,736    $2,110,394   $ 8,069,225  $ 5,988,501
  Life insurance ........................       890,208       728,250     2,634,739    2,184,334
  Cigarettes ............................       539,756       506,139     1,524,567    1,444,740
  Hotels ................................        65,852        49,430       169,327      140,609
  Watches and other timing devices ......        27,117        38,063        77,160      106,083
  Drilling ..............................        92,025        79,212       240,103      228,025
  Investment income-net (non-insurance
   companies) ...........................       237,085        28,174       460,723       28,667
  Equity in income of CBS Inc. ..........         4,008         9,243        13,032       39,949
  Other and eliminations--net ...........        (1,205)       (3,601)       (6,725)     (17,107)
                                             ---------------------------------------------------
                                             $4,959,582    $3,545,304   $13,182,151  $10,143,801
                                             ===================================================

Net income (a):
  Property and casualty insurance .......    $  119,679    $   40,819   $   399,554  $   (37,716)
  Life insurance ........................        42,280        12,853       136,221       15,828
  Cigarettes ............................        95,171        93,858       268,029      262,844
  Hotels ................................        11,369         2,390        14,445        2,208
  Watches and other timing devices ......           834            65         1,913           26
  Drilling ..............................           169        (8,799)      (12,922)     (23,196)
  Investment income-net (non-insurance
   companies) ...........................       139,086        16,829       296,053       16,748
  Equity in income of CBS Inc. ..........         2,875          (503)        9,279       26,979
  Interest expense and other--net .......       (25,058)      (23,297)      (91,933)     (75,045)
                                             ---------------------------------------------------
                                             $  386,405    $  134,215   $ 1,020,639  $   188,676
                                             ===================================================

                                    Page 30

(a) Includes realized investment gains (losses) as follows:

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                            ----------------------------------------------------
                                                1995         1994            1995         1994
                                            ----------------------------------------------------

Revenues:
  Property and casualty insurance .....     $ 80,830      $ (7,035)      $215,482      $(127,799)
  Life insurance ......................       14,578       (10,988)       119,796        (69,370)
  Investment income-net ...............      199,262           108        365,845        (48,349)
                                            ----------------------------------------------------
                                            $294,670      $(17,915)      $701,123      $(245,518)
                                            ====================================================
Net income:
  Property and casualty insurance .....     $ 44,259      $ (3,560)      $116,489      $ (71,957)
  Life insurance ......................        7,639        (5,555)        61,425        (31,201)
  Investment income-net ...............      129,241          (376)       237,252        (31,656)
                                            ----------------------------------------------------
                                            $181,139      $ (9,491)      $415,166      $(134,814)
                                            ====================================================

Insurance
---------

  Property and casualty revenues, excluding realized investment gains (losses), increased by $906.5 and $1,737.4 million, or 42.8% and 28.4%, respectively, for the quarter and nine months ended September 30, 1995, as compared to the same periods a year ago.

  Property and casualty premium revenues increased by $668.6 and $1,288.5 million, or 38.0% and 25.3%, respectively, for the quarter and nine months ended September 30, 1995 from the prior year's comparable period. The quarter and nine months ended September 30, 1995 included premiums of $672 and $1,137 million, respectively, from the acquisition of CIC. Other factors contributing to the change in revenues were increases in small and medium commercial accounts, mass marketing and reinsurance offset in part by decreases in large account premium business due to the continued shift to high deductibles and decreases in involuntary residual markets. Investment income increased $147.7 and $332.3 million, or 47.2% and 37.1%, for the quarter and nine months compared with the same periods a year ago. Investment income increased primarily due to the acquisition of CIC ($106.5 and $171.2 million for the quarter and nine months ended September 30, 1995) continued strong positive cash flow and higher yielding investments resulting from a shift late in the 1994 first quarter to longer term securities. Interest rates on debt securities generally rose throughout 1994, but have declined since January 1995. The bond segment of the investment portfolio yielded 7.0% in the first nine months of 1995 compared with 6.3% for the same period a year ago.

  Life insurance revenues, excluding realized investment gains (losses), increased by $136.4 and $261.2 million, or 18.5% and 11.6%, as compared to the same periods a year ago. Life premium revenues increased by $124.8 and $221.1 million, or 19.4% and 11.2%, for the quarter and nine months ended September 30, 1995 with the primary growth in annuities, term life products and group business. The increase was due primarily to new life products introduced in 1995. Life investment income increased by $9.1 and $37.8 million, or 11.4% and 16.6%, for the quarter and nine months ended September 30, 1995, compared to the same periods a year ago primarily due to the same reasons described above for the property and casualty operations. The bond segment of the life investment portfolio yielded 7.0% in the first nine months of 1995 compared with 6.5% for the same period a year ago.

  Property and casualty underwriting losses for the quarter and nine months ended September 30, 1995 were $273.8 and $737.8 million, compared to $293.3 and $983.1 million for the same periods in 1994. The statutory combined ratio for the quarter and nine months ended September 30, 1995 was 110.3% compared with 112.9% and 115.9%, respectively, for the same periods in 1994. Contributing to the improvement in underwriting results were continued favorable trends in the workers' compensation line and a lower level of catastrophe losses. Pre-tax catastrophe losses for the quarter and nine months ended September 30, 1995 were approximately $38 and $116 million, compared with $47 and $213 million in 1994. The 1994 catastrophe claims stemmed from the California earthquake and severe winter storms throughout the northeastern part of the United States.

  The components of CNA's realized investment gains (losses) are as follows:

                                               Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                            -----------------------------------------------------
                                                1995         1994            1995         1994
                                            -----------------------------------------------------
                                                                (In millions)

Bonds:
  U.S. Government.......................    $  1.3        $     (9.9)    $ 99.2        $  (155.1)
  Tax exempt............................       5.7              (1.9)      23.6             21.2
  Asset-backed..........................       1.8             (16.5)      35.7            (60.9)
  Taxable...............................     (12.9)             (1.7)     (17.6)           (40.9)
                                            ----------------------------------------------------
       Total bonds......................      (4.1)            (30.0)     140.9           (235.7)
Stocks..................................      74.6               4.7      126.3             37.4
Derivative instruments .................       8.0               6.6         .8              9.8
Other ..................................      16.9                .6       67.3             (8.7)
                                            ----------------------------------------------------
       Total realized investment
        gains (losses) .................    $ 95.4        $    (18.1)    $335.3        $  (197.2)
                                            ====================================================


  For the nine months ended September 30, 1995, CNA's property/casualty group sold approximately $25 billion of fixed income and equity securities, realizing pre-tax gains of $206.5 million. Of the $25 billion of securities sold, approximately $13 and $5 billion, respectively, were from the U.S. Treasury and government mortgage-backed bond portfolios.

Cigarettes
----------

  Revenues increased by $33.6 and $79.8 million, or 6.6% and 5.5%, and net income increased by $1.3 and $5.2 million, or 1.4% and 2.0%, respectively, for the quarter and nine months ended September 30, 1995 as compared to the corresponding periods of the prior year.

  The increase in revenues is primarily composed of an increase of approximately $20.1 and $56.3 million, or 4.0% and 3.9%, due to higher unit sales volume and an increase of approximately $13.9 and $23.8 million, or 2.8% and 1.6%, reflecting higher average unit prices for the quarter and nine months ended September 30, 1995, respectively, as compared to the corresponding periods of the prior year. The increase in net income primarily reflects the higher revenues, partially offset by increased sales promotion expenses and an adjustment to state taxes in the prior year.

Hotels
------

  Revenues increased by $16.4 and $28.7 million, or 33.2% and 20.4%, and net income increased by $9.0 and $12.2 million, respectively, for the quarter and nine months ended September 30, 1995, as compared to the prior year.

  Revenues and net income increased for the quarter and nine months ended September 30, 1995, as compared to the prior year, due primarily to a pre-tax and after tax gain of $14.5 and $9.5 million related to the division's cessation of casino operations at its Monte Carlo hotel. Revenues and net income also reflect higher occupancy and average room rates, and favorable foreign currency fluctuations, partially offset by increased advertising expenses.

Watches and Other Timing Devices
--------------------------------

  Revenues decreased by $10.9 and $28.9 million, or 28.8% and 27.3%, and net income increased by $.8 and $1.9 million, respectively, for the quarter and nine months ended September 30, 1995 as compared to the corresponding periods in the prior year. In January 1995, Bulova Corporation sold its industrial and defense manufacturing business, Bulova Technologies, Inc. ("BTI"), and recognized a pre-tax and after tax gain of $558,000 and $351,000, respectively.

  Exclusive of BTI, revenues increased $.3 and $8.4 million, or 1.1% and 12.1%, and net income increased by $.7 and $2.1 million, respectively, for the quarter and nine months ended September 30, 1995. Revenues and net income for the 1995 nine month period included interest income of $4.2 million and a tax expense of $3.2 million resulting from a tax audit adjustment. Revenues for the quarter and nine months ended September 30, 1995 also reflect increased unit sales volume and price increases, partially offset by lower royalty income.

Drilling
--------

  Revenues increased by $12.8 and $12.1 million, or 16.2% and 5.3%, and results from operations increased $9.0 and $10.3 million, respectively, for the quarter and nine months ended September 30, 1995 as compared to the prior year.

  Revenues for the quarter and nine months ended September 30, 1995 increased due primarily to higher dayrates and utilization rates recognized by Diamond Offshore's semisubmersible rigs located in the North Sea and the Gulf of Mexico. These increases were partially offset by lower dayrates for jack-up rigs operating in the Gulf of Mexico.

  Results from operations for the quarter and nine months ended September 30, 1995 increased due primarily to the higher revenues discussed above, partially offset by increased interest expense.

Other
-----

  Revenues increased by $206.1 and $415.5 million and net income increased by $123.9 and $244.7 million, for the quarter and nine months ended September 30, 1995, respectively, as compared to the prior year. Other operations consist primarily of investment income of non-insurance companies and the Company's investment in CBS.

  Revenues include realized investment gains of $199.3 and $365.8 million, respectively, for the quarter and nine months ended September 30, 1995, as compared to a realized investment gain of $.1 million and losses of $48.3 million, respectively, in the prior year. Net income includes realized investment gains of $129.2 and $237.3 million, respectively, as compared to losses of $.4 and $31.7 million, respectively, in the prior year. Realized investment gains for the quarter and nine months ended September 30, 1995 include revenues of $227.5 and $372.9 million and net income of $147.9 and $242.4 million related to the sale by the Company of most of its holdings of Champion International Corporation.

  Exclusive of securities transactions, revenues increased $6.9 and $1.3 million, or 20.5% and 1.3%, and net loss increased $5.7 and $24.2 million, respectively, for the quarter and nine months ended September 30, 1995. Revenues increased due primarily to higher investment income partially offset by lower results from the Company's investment in CBS. Net loss increased due to lower results from the Company's investment in CBS during the nine month period as well as lower results from CNA's non-insurance operations.

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

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

   (a) Exhibits--

      (27) Financial Data Schedule for the nine months ended September 30, 1995.

   (b) Current reports on Form 8-K--

  On July 24, 1995, the Company filed an amendment to its report on Form 8-K dated May 10, 1995 in order to provide the required financial statements and pro forma financial information in relation to CNA's acquisition of CIC.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: November 14, 1995                          By       Roy E. Posner
                                                     -------------------------
                                                     ROY E. POSNER
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)