Form 10-K405
period 1995-12-31
LOEWS CORP
filed 1996-03-28
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995

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

                  Yes    X                         No
                      --------                        --------

  As at March 1, 1996, 117,832,800 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $6,890,870,000.

                      Documents Incorporated by Reference:

  Portions of the Loews Corporation Notice of Annual Meeting of Stockholders and Proxy Statement dated March 28, 1996 are incorporated by reference into Part
III. (Registrant intends to file a definitive proxy statement with the Commission prior to April 29, 1996.)

================================================================================

                                LOEWS CORPORATION

                             INDEX TO ANNUAL REPORT ON
                              FORM 10-K FILED WITH THE
                         SECURITIES AND EXCHANGE COMMISSION

                        For the Year Ended December 31, 1995

Item                                                                        Page
 No.                                 PART I                                  No.
----                                                                        ----
  1   BUSINESS ............................................................   3
        CNA Financial Corporation .........................................   3
        Lorillard, Inc. ...................................................  16
        Loews Hotels Holding Corporation ..................................  22
        Diamond Offshore Drilling, Inc. ...................................  23
        Bulova Corporation ................................................  25
        Other Interests ...................................................  25
  2   PROPERTIES ..........................................................  26
  3   LEGAL PROCEEDINGS ...................................................  26
  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................  27
      EXECUTIVE OFFICERS OF THE REGISTRANT ................................  27

                                    PART II

  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS ............................................................  28
  6   SELECTED FINANCIAL DATA .............................................  28
  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS ..............................................  29
  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................  40
  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE ...............................................  86

                                    PART III

        Information called for by Part III has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy
      Statement pursuant to Regulation 14A.

                                    PART IV

 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .....  86



                                    PART I

Item 1. Business.

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 84% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 70% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary).

  Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation and its subsidiaries, on a consolidated basis.

  Information relating to the major business segments from which the Company's consolidated revenues and income are derived is contained in Note 21 of the Notes to Consolidated Financial Statements, included in Item 8.

                            CNA FINANCIAL CORPORATION

  CNA Financial Corporation ("CNA") was incorporated in 1967 as the parent company of Continental Casualty Company ("CCC"), incorporated in 1897, and Continental Assurance Company ("CAC") incorporated in 1911. In 1975, CAC became a wholly owned subsidiary of CCC. On May 10, 1995, CNA acquired all of the outstanding shares of The Continental Corporation ("CIC") for approximately $1.1 billion, or $20 per CIC share. The Continental Corporation, a New York corporation incorporated in 1968, is an insurance holding company. Its principal subsidiary, The Continental Insurance Company, was organized in 1853. Its principal business is the ownership of a group of property/casualty insurance companies.

  CNA's property/casualty insurance operations are conducted by CCC and its property/casualty insurance affiliates, and CIC and its property/casualty insurance affiliates. Life insurance operations are conducted by CAC and its life insurance affiliate. As a multiple-line insurer, CNA underwrites property, casualty, life, and accident and health coverages. CNA's principal market for insurance is the United States. CNA accounted for 78.75%, 81.27% and 80.32% of the Company's total revenue for the years ended December 31, 1995, 1994, and 1993, respectively.

  The following provides information regarding CNA's property/casualty insurance and life insurance operations.

                        PROPERTY/CASUALTY INSURANCE

  CNA's property/casualty operations market commercial and personal lines of property/casualty insurance through independent agents and brokers.

  CNA and its property/casualty insurance subsidiaries write primarily commercial lines coverages. Customers include large national corporations, small- and medium-sized businesses, groups and associations, and professionals. Coverages are written primarily through traditional insurance contracts under which risk is transferred to the insurer. Many large commercial account policies are written under retrospectively-rated contracts which are experience-rated. Premiums for such contracts may be adjusted, subject to limitations set by contract, based on loss experience of the insureds. Other experience-rated policies include provisions for adjustments to dividends based on loss experience. Experience-rated contracts reduce but do not eliminate risk to the insurer. Approximately 12% of CNA's property/casualty insurance is written on an experience-rated basis.

  CNA also provides loss control, policy administration and claim administration services under service contracts for fees. Such services are provided primarily in the workers' compensation market where retention of more risk by the employer through self-insurance or high-deductible programs has become increasingly prevalent.

  Commercial business includes such lines as workers' compensation, general liability, professional and specialty, multiple peril, and accident and health coverages. Professional and specialty coverages include liability coverage for architects and engineers, lawyers, accountants, medical and dental professionals; directors and officers liability; and other specialized coverages. CNA also assumes commercial risks from other insurers. The major components of CNA's commercial business are workers' compensation, general liability and professional and specialty coverages, which accounted for 19%, 19% and 18%, respectively, of 1995 premiums earned.

  CNA is required by the various states in which it does business to provide coverage for risks that would not otherwise be considered under CNA's underwriting standards. CNA's share of involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each state. Premiums for involuntary risks result from mandatory participation in residual markets.

  CNA also markets personal lines of insurance, primarily automobile and homeowners coverages sold to individuals under monoline and package policies. The CIC meger made CNA the market leader in package personal lines products.

  The following table sets forth supplemental data for the property/casualty business:

                                                 Year Ended December 31
                                         ---------------------------------------
                                            1995 (a)       1994          1993
                                         ---------------------------------------
                                                (In millions of dollars)

Commercial Premiums Earned:
  General liability ..................    $ 1,648.9     $ 1,261.1     $ 1,154.5
  Professional and specialty .........      1,557.7       1,010.1         798.9
  Workers' compensation ..............      1,475.8       1,426.3       1,501.5
  Multiple peril .....................        869.9         389.0         368.5
  Reinsurance and other ..............        973.9         773.5         712.2
  Accident and health ................        699.1         557.1         428.3
                                          -------------------------------------
                                          $ 7,225.3     $ 5,417.1     $ 4,963.9
                                          =====================================

Personal Premiums Earned:
  Personal lines packages ............    $   781.6     $   562.6     $   510.7
  Monoline automobile and property
   coverages .........................        325.4         314.2         343.5
  Accident and health ................        107.8          88.9          85.6
                                          -------------------------------------
                                          $ 1,214.8     $   965.7     $   939.8
                                          =====================================

Involuntary Risks Premiums Earned (b):
  Workers' compensation ..............    $   178.2     $   350.0     $   292.3
  Commercial passenger auto ..........         19.9          54.3          50.3
  Private passenger auto .............         79.7          46.4          23.2
  Property and multiple peril ........          5.9           5.0           5.5
                                          -------------------------------------
                                          $   283.7     $   455.7     $   371.3
                                          =====================================

Net Investment and Other Income:
  Commercial .........................    $ 1,713.1     $ 1,145.2     $   979.8
  Personal ...........................        230.4         177.6         156.1
  Involuntary risks ..................        104.3          88.1          75.7
                                          -------------------------------------
                                          $ 2,047.8     $ 1,410.9     $ 1,211.6
                                          =====================================
Underwriting Loss:
  Commercial .........................    $  (920.8)    $  (945.7)    $(1,535.6)
  Personal ...........................       (101.9)       (185.2)        (99.7)
  Involuntary risks ..................        (98.8)        (70.3)       (156.5)
                                          -------------------------------------
                                          $(1,121.5)    $(1,201.2)    $(1,791.8)
                                          =====================================

Trade Ratios-GAAP basis (c):
  Loss ratio  ........................         77.9%       81.9%         96.2%
  Expense ratio ......................         29.4%       28.3%         27.2%
  Combined ratio (before policyholder
   dividends) ........................        107.3%      110.2%        123.4%
  Policyholder dividend ratio ........          3.0%        4.8%          3.9%

Trade Ratios-Statutory basis (c):
  Loss ratio .........................         78.6%       82.2%         96.4%
  Expense ratio ......................         29.2%       27.8%         27.1%
  Combined ratio (before policyholder
   dividends) ........................        107.8%      110.0%        123.5%
  Policyholder dividend ratio ........          2.1%        3.8%          3.1%

Other Data-Statutory basis (d):
  Capital and surplus ................     $5,695.9    $3,367.3      $3,598.4
  Written to surplus ratio ...........          1.7         2.0           1.7

----------------
  (a) Premiums earned, net investment income and underwriting loss includes the results of CIC since May 10, 1995.

  (b) Property/casualty involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers and other involuntary charges.

  (c) GAAP trade ratios reflect the results of CCC and its property/casualty insurance subsidiaries for the whole year, along with the results of CIC since May 10, 1995. Statutory trade ratios reflect the results of CCC, its property/casualty insurance subsidiaries and CIC for the entire year of 1995. Prior year ratios have not been restated to include CIC. Trade ratios are industry measures of property/casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. Under generally accepted accounting principles, the expense ratio is the percentage of underwriting expenses, including the change in deferred acquisition costs, to premiums earned. Under statutory accounting principles, the expense ratio is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio before policyholder dividends is the sum of the loss and expense ratios. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

  (d) Other data is determined on the basis of statutory accounting practices and reflects a capital contribution from CNA of $475 million in 1993. In addition, dividends of $325, $175 and $150 million were paid to CNA by CCC in 1995, 1994 and 1993, respectively. Property/casualty insurance subsidiaries have received reimbursement from CNA for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses of $197.0, $169.6 and $167.5 million in 1995, 1994 and 1993, respectively.

  The following table displays the distribution of domestic written premium by state:

                                                  Year Ended December 31
                                           ------------------------------------
                  State                       1995         1994         1993
                  -----                    ------------------------------------

New York ...............................      10.3%         8.6%         8.4%
California .............................       9.7         11.4         12.1
Texas ..................................       6.5          6.5          6.2
Pennsylvania ...........................       5.4          5.7          5.9
Illinois ...............................       5.2          4.9          5.1
New Jersey .............................       4.6          3.2          3.3
Florida ................................       4.1          4.6          4.1
All other states (a) ...................      48.8         43.2         43.1
Reinsurance assumed:
  Voluntary ............................       3.4          5.9          6.9
  Involuntary ..........................       2.0          6.0          4.9
                                             -----        -----        -----
                                             100.0%       100.0%       100.0%
                                             =====        =====        =====
---------------
  (a) No other state accounts for more than 3.0% of gross written premium.

  The growth and profitability of CNA's property/casualty insurance business is dependent on many factors, including competitive and regulatory influences, the efficiency and costs of operations, underwriting quality, the level of natural disasters, and investment results.

  CNA's property/casualty operations continued to show significant improvement in profitability during 1995, reflecting both improved investment income and improved underwriting results. Contributing to the improved underwriting results were continued favorable claim frequency (rate of claim occurrence) and severity (average cost per claim) in the workers' compensation line. Legislative reforms have cut costs in some states, residual market losses have dropped, and the insurance regulators have sharpened their focus on workers' compensation fraud.

  In an effort to maintain growth, CNA has intensified efforts in the political arena to achieve a more predictable and equitable insurance marketing climate. CNA's marketing strategies include emphasizing responsible pricing over premium growth and aggressively adapting to changes in markets such as those in which self-insurance has become important. CNA has also initiated wide-scale cost management measures. CNA has continued actions to reduce or stabilize the cost of doing business, including costs of health care, fraud and tort liability. Programs include managed health care programs and intensified efforts of fighting fraud.

  Property/Casualty Claim and Claim Expenses: Property/casualty claim and claim expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and health disability claims, are based on undiscounted (a) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations, (b) estimates of unreported losses based upon past experience, (c) estimates of losses on assumed insurance, and (d) estimates of future expenses to be incurred in settlement of claims. In establishing these estimates, consideration is given to current conditions and trends as well as past CNA and industry experience. The schedule on page 4 provides information on mix of business.

  Structured settlements have been negotiated for claims on certain property/casualty insurance policies. Structured settlements are agreements to provide periodic payments to claimants, which are fixed and determinable as to the amount and time of payment. Certain structured settlements are funded by annuities purchased from CAC. Related annuity obligations are carried in future policy benefits reserves. Obligations for structured settlements not funded by annuities are carried at discounted values which approximate the alternative cost of annuity purchases. Such reserves, discounted at interest rates ranging from 6.3% to 7.5%, totaled $897.0 and $839.0 million at December 31, 1995 and 1994, respectively. Ultimate payouts under all structured settlements, funded or unfunded, at December 31, 1995 and 1994 will approximate $3.0 and $2.4 billion, respectively.

  The loss reserve development table below illustrates the change over time of reserves established for property/casualty claim and claim expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows reestimates of the original recorded reserve as of the end of each successive year which is the result of CNA's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

  The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

                                          Schedule of Property/Casualty Loss Reserve Development
                                                         Year Ended December 31
                          ------------------------------------------------------------------------------------
                           1985   1986   1987   1988   1989    1990   1991   1992   1993   1994   1995*  1995
                          ------------------------------------------------------------------------------------
                                                         (In millions of dollars)

Gross reserves for
 unpaid claim and
 claim expenses  ......        -      -      -      -      -  16,530 17,712 20,034 20,812 21,639  9,713 31,044
Ceded recoverable .....        -      -      -      -      -   3,440  3,297  2,867  2,491  2,705  3,650  6,089
                          ------------------------------------------------------------------------------------
Net reserves for
 unpaid claim and
 claim expenses .......    4,873  6,243  8,045  9,552 11,267  13,090 14,415 17,167 18,321 18,934  6,063 24,955
Net Paid (Cumulative)
 as of:
  One year later ......    1,594  1,335  1,763  2,040  2,670   3,285  3,411  3,706  3,629  3,656  1,392      -
  Two years later .....    2,932  2,383  2,961  3,622  4,724   5,623  6,024  6,354  6,143      -      -      -
  Three years later ...    3,022  3,197  4,031  4,977  6,294   7,490  7,946  8,121      -      -      -      -
  Four years later ....    3,642  3,963  5,007  6,078  7,534   8,845  9,218      -      -      -      -      -
  Five years later ....    4,175  4,736  5,801  6,960  8,485   9,726      -      -      -      -      -      -
  Six years later .....    4,735  5,339  6,476  7,682  9,108       -      -      -      -      -      -      -
  Seven years later ...    5,233  5,880  7,061  8,142      -       -      -      -      -      -      -      -
  Eight years later ...    5,668  6,382  7,426      -      -       -      -      -      -      -      -      -
  Nine years later ....    6,116  6,690      -      -      -       -      -      -      -      -      -      -
  Ten years later .....    6,379      -      -      -      -       -      -      -      -      -      -      -
Net Reserves
 Reestimated as of:
  End of initial year .    4,873  6,243  8,045  9,552 11,267  13,090 14,415 17,167 18,321 18,934  6,063 24,955
  One year later ......    5,047  6,642  8,086  9,737 11,336  12,984 16,032 17,757 18,250 18,922  6,197      -
  Two years later .....    5,573  6,763  8,345  9,781 11,371  14,693 16,810 17,728 18,125      -      -      -
  Three years later ...    5,788  6,989  8,424  9,796 13,098  15,737 16,944 17,823      -      -      -      -
  Four years later ....    6,170  7,166  8,516 11,471 14,118  15,977 17,376      -      -      -      -      -
  Five years later ....    6,422  7,314 10,196 12,496 14,395  16,441      -      -      -      -      -      -
  Six years later .....    6,566  9,022 11,239 12,742 14,811       -      -      -      -      -      -      -
  Seven years later ...    8,317 10,070 11,480 13,167      -       -      -      -      -      -      -      -
  Eight years later ...    9,365 10,317 11,898      -      -       -      -      -      -      -      -      -
  Nine years later ....    9,635 10,755      -      -      -       -      -      -      -      -      -      -
  Ten years later .....   10,074      -      -      -      -       -      -      -      -      -      -      -
                          ------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (5,201)(4,512)(3,853)(3,615)(3,544) (3,351)(2,961)  (656)   196     12   (134)     -
                          ====================================================================================
Reconciliation to
 Gross Reestimated
  Reserves:
Net reserves
 reestimated ..........        -      -      -      -      -  16,441 17,376 17,823 18,125 18,922  6,197      -
Reestimated ceded
 recoverable ..........        -      -      -      -      -   3,029  2,925  2,546  2,522  2,760  3,650      -
                          ------------------------------------------------------------------------------------
Total gross
 reestimated reserves          -      -      -      -      -  19,470 20,301 20,369 20,647  21,682  9,847     -
                          ====================================================================================
Net (Deficiency)
 Redundancy Related to:
  Asbestos claims .....   (2,937)(2,973)(2,925)(2,868)(2,769) (2,631)(2,583)  (894)  (294)   (258)     -     -
  Environmental claims      (957)  (957)  (943)  (937)  (910)   (899)  (853)  (806)  (360)   (181)   (60)    -
                          ------------------------------------------------------------------------------------
  Total asbestos and
   environmental ......   (3,894)(3,930)(3,868)(3,805)(3,679) (3,530)(3,436)(1,700)  (654)   (439)   (60)    -
  Other ...............   (1,307)  (582)    15    190    135     179    475  1,044    850     451    (74)    -
                          ------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (5,201)(4,512)(3,853)(3,615)(3,544) (3,351)(2,961)  (656)   196      12   (134)    -
                          ====================================================================================

* Represents CIC reserves acquired on May 10, 1995 and subsequent development thereon, through December 31, 1995. This balance needs to be combined with balances reflected in the 1994 column to determine development recorded for the consolidated CNA property/casualty subsidiaries.

  Most of CNA's unfavorable reserve development has been due to asbestos and environmental claims. See Note 10 of the Notes to Consolidated Financial Statements, included in Item 8, for information regarding property/casualty claim and claim expenses including reserve development for asbestos and environmental claims. A discussion of CNA's litigation with Fibreboard Corporation regarding asbestos-related bodily injury claims can be found in Note 19 of the Notes to Consolidated Financial Statements, included in Item 8.

                                LIFE INSURANCE

  CNA's life insurance operations market individual and group insurance products through licensed agents, most of whom are independent contractors, who sell life and/or group insurance for CNA and for other companies on a commission basis.

  Individual insurance products include life and annuity products, which are sold to individuals and small businesses. The individual life products currently being marketed consist primarily of term, universal and participating life policies and annuities. The individual accident and health policies currently being marketed are long-term disability products. Individual annuity products consist of both single premium annuities and periodic payment annuities.

  Group insurance products include life, accident and health and pension products which are sold to employers, employer associations and trusts, ranging in size from small local employers to large multinational corporations. The group accident and health plans are primarily major medical and hospitalization. Most of the major medical and hospitalization plans are written under experience-rated contracts or contracts to provide claim administrative services only. The growth in premium and life insurance in-force is attributable to new term and permanent life products, as well as annuities.

  CNA's products are designed and priced using assumptions CNA management believes to be reasonably conservative for mortality, morbidity, persistency, expense levels and investment results. Underwriting practices that CNA management believes are prudent are followed in selecting the risks that will be insured. Further, actual experience related to pricing assumptions is monitored closely so that prospective adjustments to these assumptions may be implemented as necessary. CNA mitigates the risk related to persistency by including contractual surrender charge provisions in its ordinary life and annuity policies in the first five to ten years, thus providing for the recovery of acquisition expenses. The investment portfolios supporting interest sensitive products, including universal life and individual annuities, are managed separately to minimize disintermediation and interest rate risk.

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

  Although comprehensive health care reforms were not enacted in 1995, some health care initiatives could emerge in 1996. CNA has urged a meaningful role for the private sector in any proposed plan. The present health care system is clearly in need of reform, and CNA has emphasized that the competitive strengths of the insurance industry must be an integral part of a workable solution.

  The following table sets forth supplemental data for the life insurance business:

                                                     Year Ended December 31
                                              ----------------------------------
                                                 1995         1994        1993
                                              ----------------------------------
                                                    (In millions of dollars)

Individual Premiums:
  Life and annuities ..................       $   497.1    $  369.4    $  312.1
  Accident and health .................            32.7        32.6        30.9
                                              ---------------------------------
                                              $   529.8    $  402.0    $  343.0
                                              =================================

Group Premiums:
  Life ................................       $   167.7    $  138.7    $  107.2
  Accident and health (a) .............         2,189.8     2,111.2     1,983.0
  Annuities ...........................           145.1        26.3         9.0
                                              ---------------------------------
                                              $ 2,502.6    $2,276.2    $2,099.2
                                              =================================

Net Investment Income and Other Income:
  Individual ..........................       $   247.3    $  193.8    $  154.2
  Group ...............................           198.1       166.4       142.8
                                              ---------------------------------
                                              $   445.4    $  360.2    $  297.0
                                              =================================

Income Excluding Realized Capital
 Gains, Before Income Tax:
  Individual ..........................       $    65.4    $   47.3    $   14.5
  Group ...............................            94.9        87.1        51.9
                                              ---------------------------------
                                              $   160.3    $  134.4    $   66.4
                                              =================================

Gross Life Insurance in Force:
  Individual (b) ......................       $ 113,901    $ 80,560    $ 76,835
  Group ...............................          52,146      46,873      35,413
                                              ---------------------------------
                                              $ 166,047    $127,433    $112,248
                                              =================================

Other Data-Statutory Basis (c):
  Capital and surplus .................       $ 1,127.6    $1,054.6    $1,022.0
  Capital and surplus-percent of total
   liabilities ........................            28.2%       29.4%       30.1%
  Participating policyholders'-percent
   of gross life insurance in force ...              .6%         .9%        1.1%

--------------
  (a) Group accident and health premiums include contracts involving U.S.
government employees and their dependents amounting to approximately $1.9, $1.8 and $1.7 billion in 1995, 1994 and 1993, respectively.

  (b) Lapse ratios, for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in force were 9.4%, 9.7% and 9.7%, in 1995, 1994 and 1993, respectively.

  (c) Other Data is determined on the basis of statutory accounting practices.
Life insurance subsidiaries have received reimbursement from CNA for general management and administrative expenses and investment expenses in the amounts of $21.3, $24.7 and $25.6 million in 1995, 1994 and 1993, respectively. Statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the Asset Valuation and Interest Maintenance Reserves (statutorily defined as created reserves) as surplus.


Guaranteed Investment Contracts

  CAC writes the majority of its group pension products as guaranteed investment contracts ("GIC's") in a fixed Separate Account, which is permitted by Illinois insurance statutes. CAC guarantees principal and a specified return to GIC contract holders. This guarantee affords the contract holders additional security, in the form of CAC's general account surplus, which supports the principal and interest payments.

  CNA manages the liquidity and interest rate risks on the GIC portfolio by matching the duration of fixed maturity securities included in the guaranteed investment contract portfolio with the corresponding payout pattern of the contracts, and assessing market value surrender charges on the majority of the contracts.

  The table below shows a comparison of the duration of assets and contracts, weighted average investment yield, weighted average interest crediting rates and withdrawal characteristics of the GIC portfolio.

                                                         December 31
                                             -----------------------------------
                                               1995          1994          1993
                                             -----------------------------------

Duration in years:
  Assets .............................         3.12          3.23          2.68
  Contracts ..........................         2.98          2.99          2.73
                                              ---------------------------------
     Difference ......................          .14           .24          (.05)
                                              =================================
Weighted average investment yield ....         7.58%         7.67%         7.11%
                                              =================================
Weighted average interest crediting
 rates ...............................         7.45%         7.53%         7.74%
                                              =================================
Withdrawal Characteristics:
  With market value adjustment .......           92%           79%           81%
  Non-withdrawable ...................            8            15            13
  Without market value adjustment ....                          6             6
                                              ---------------------------------
     Total ...........................          100%          100%          100%
                                              =================================

  As shown above, the investment yields at December 31, 1995 and 1994 were more than the average crediting rate. The investment yield at December 31, 1993 was less than the average crediting rate. This resulted from the reinvestment of proceeds from security sales that generated substantial gains, at rates that were lower than those of the securities sold. However, because the security sales created a larger asset base to reinvest, the aggregate future cash flows from interest and principal were substantially unchanged and sufficient to meet the contract obligations.

                                 INVESTMENTS

  CNA's general account investment portfolio is managed to maximize after tax investment return, while minimizing credit risks with investments concentrated in high quality securities to support its insurance underwriting operations. CNA has the capacity to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, or other similar factors. Accordingly, the fixed maturity securities are classified as available-for-sale. CNA's portfolio is managed based on the following investment strategies: (i) diversification is used to limit exposures to any one issue or issuer, and (ii) in general, the public market is used in order to provide liquidity.

  Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, principally anticipated claim payments. At December 31, 1995, short-term investments primarily consisted of U.S. treasury bills and high-grade commercial paper. The major components of the short-term investment portfolio were $0.8 billion of collateral for securities sold under agreements to repurchase, $1.0 billion in an escrow account (see Note 1 of the Notes to Consolidated Financial Statements, included in Item 8) and approximately $1.9 billion of other short-term investments.

  The following summarizes CNA's distribution of general account investments:

                                                                December 31
                                                           ---------------------
                                                             1995          1994
                                                           ---------------------
                                                               (In millions)

Fixed maturities:
  Tax-exempt bonds ...................................     $ 3,603       $ 3,770
  Taxable bonds ......................................      26,725        16,629
  Redeemable preferred stocks ........................         116           429
Equity securities:
  Common stocks ......................................         915           755
  Non-redeemable preferred stocks ....................           3
Mortgage loans and real estate .......................         122            47
Policy loans .........................................         177           176
Other invested assets ................................         500           101
Short-term investments ...............................       3,725         5,036
                                                           ---------------------
     Total investments ...............................     $35,886       $26,943
                                                           =====================


  CNA's general account fixed income portfolio has consistently been of high quality as illustrated in the following table using the Standard & Poor's ratings convention (see Note below).

                                                                 December 31
                                                           ---------------------
                                                            1995            1994
                                                           ---------------------

AAA ..................................................       78%             82%
AA ...................................................        5               6
A ....................................................        6               5
BBB ..................................................        5               2
Below BBB ............................................        6               5
                                                            -------------------
     Total ...........................................      100%            100%
                                                            ===================

  CNA's Separate Account investment portfolio is managed to specifically support the underlying insurance products (see the discussion of GIC's in "Life Insurance" above). Approximately 85%, or $5.0 billion, of Separate Account investments are used to fund GIC's; the remaining investments are used to fund variable products. Approximately 96% of the GIC investment portfolio is comprised of taxable fixed income securities. The quality of the GIC fixed maturity portfolio is as follows (see Note below):

                                                                 December 31
                                                            --------------------
                                                             1995           1994
                                                            --------------------

AAA ..................................................        54%            49%
AA ...................................................         5              5
A ....................................................        14             13
BBB ..................................................         7              9
Below BBB ............................................        20             24
                                                             ------------------
     Total ...........................................       100%           100%
                                                             ==================


  Note: The bond ratings shown in the two tables above are primarily from Standard & Poor's (93% of the general account portfolio and 95% of the GIC portfolio in 1995). In the case of private placements and other unrated securities, comparable internal ratings are developed by CNA. These ratings are derived by management using available information on the issuer to assess the credit risk. Reference also may be made to similar instruments of the issuer that are rated by Standard & Poor's. In the case of unrated municipal bonds, an AAA rating may be assigned to issues with financial guarantee insurance.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. CNA's concentration in high yield bonds including Separate Accounts was approximately 4.7% of its total assets. In 1995, the level of high yield investments within the GIC portfolio decreased $158 million to $944 million at year end. This decrease is a result of the relative attractiveness of other investment opportunities in comparison to the high yield investment market during the year.

  At December 31, 1995 and 1994, high yield securities within the general and GIC portfolios were carried at fair value and amounted to $2.8 and $2.1 billion, respectively. Market value exceeded amortized cost for high yield securities by approximately $53 million at December 31, 1995 compared to December 31, 1994 when amortized cost exceeded market value by $138 million.

  Included in CNA's 1995 AAA-rated fixed income securities (general and GIC portfolios) are $8.5 billion of asset-backed securities, consisting of approximately 57% in U.S. government agency issued pass-through certificates, 32% in collateralized mortgage obligations ("CMO's") and 11% in corporate asset-backed obligations. The majority of CMO's held are U.S. government agency issues which are actively traded in liquid markets and are priced by broker-dealers. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. CNA generally does not invest in complex mortgage derivatives without readily ascertainable market prices.

  CNA invests from time to time in certain derivative financial instruments to increase investment returns and to eliminate the impact of changes in interest rates on certain corporate borrowings. Financial instruments used for such purposes include interest rate swaps, put and call options, commitments to purchase securities, and short sale of common stock. The gross notional principal or contractual amounts of these instruments at December 31, 1995, totaled $2,769.8 million compared to $127.9 million at December 31, 1994. See
Note 4 of the Notes to the Consolidated Financial Statements, included in Item 8, for further discussion.

                                    OTHER

  Competition: All aspects of the insurance business are highly competitive. CNA's insurance operations compete with a large number of stock and mutual insurance companies and other entities for both producers and customers and must continuously allocate resources to refine and improve insurance products and services. There are approximately 3,300 companies that sell property/casualty insurance in the United States, approximately 900 of which operate in all or most states. CNA's consolidated property/casualty subsidiaries (including CIC on a proforma basis) would have been ranked as the third largest property/casualty insurance organization based on statutory premiums written in 1994. There are approximately 1,800 companies selling life insurance (including health insurance and pension products) in the United States. CAC is ranked as the twenty-fourth largest life insurance organization based on consolidated statutory premium volume in 1994.

  Dividends by Insurance Subsidiaries: The payment of dividends to CNA by its insurance affiliates without prior approval of the affiliate's domiciliary state insurance commissioners is limited to amounts determined by formula in accordance with the accounting practices prescribed or permitted by the states' insurance departments. This formula varies by state. The formula for the majority of states is the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some states, however, have an additional stipulation that dividends cannot exceed prior year earned surplus. Based upon the various states formulas, approximately $860 million in dividends could be paid to CNA by its insurance affiliates in 1996 without prior approval. All dividends must be reported to the insurance department prior to declaration and payment.

  Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative power relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports, regulating solvency and the type and amount of investments permitted. Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.

  There has been a growing legislative trend, particularly for personal lines products and workers' compensation, directly impacting insurance rate development, rate application and the ability of insurers to cancel or renew insurance policies.

  Insurers are also required by the states to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage which must be provided to such involuntary risks. CNA's insurance subsidiaries' share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each state.

  In recent years, insolvencies of a few large insurers previously believed to be on solid financial ground by many rating agencies and state regulators led to increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress. Had Congress formally adopted initiatives in the 103rd Congress, insurers would have been subject to federal solvency regulation. In response to this challenge, the National Association of Insurance Commissioners ("NAIC") developed industry minimum Risk-Based Capital ("RBC") requirements, established a formal state accreditation process designed to more closely regulate for solvency, minimize the diversity of approved statutory accounting and actuarial practices, and increased the annual statutory statement disclosure requirements.

  The RBC formulas are designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding actions that the state insurance departments should initiate. The level of capital adequacy below which insurance departments would take action is defined as the Company Action Level. As of December 31, 1995, all of CNA's life insurance affiliates and property/casualty affiliates have adjusted capital amounts in excess of Company Action Levels.

  The NAIC also maintains the Insurance Regulatory Information System ("IRIS"), which assists state insurance departments in overseeing the financial condition of both life and property/casualty insurers through application of a number of financial ratios. These ratios have a range of results characterized as "usual" by the NAIC. The NAIC IRIS user guide regarding these ratios specifically states that "Falling outside the usual range is not considered a failing result..." and "...in some years it may not be unusual for financially sound companies to have several ratios with results outside the usual range." It is important, therefore, that IRIS ratio test results be reviewed carefully in conjunction with all other financial information.

  CCC had no IRIS ratios with unusual values in 1995. The one ratio with an unusual value in 1994 was the two-year overall operating ratio. The three IRIS ratios with unusual values in 1993 were the two-year overall operating, investment yield, and the two-year reserve development ratios. Catastrophe losses and reserve increases associated with Fibreboard Corporation litigation (see Note 19 of the Notes to Consolidated Financial Statements included in Item
8) recorded in 1992 and 1993 triggered the unusual values for the operating ratios generated in 1993 and 1994 and reserve development ratios generated in 1993. Additionally, lower interest rates in 1993, coupled with a proportionately large short-term investment portfolio, triggered the unusual value for the investment yield ratio.

  CIC had three IRIS ratios with unusual values in 1995. These ratios were change in writings, two-year overall operating ratio, and the two-year reserve development to surplus. The overall decline in premiums written is attributable to CIC's efforts to shift its business mix towards more profitable lines. The two-year overall operating and the two-year reserve development to surplus ratios were adversely impacted by the establishment of environmental reserves of $400 million for incurred but not reported losses in 1994 and $200 million in other loss reserve development, principally in workers' compensation. Further, in 1994, results were adversely affected by catastrophe losses.

  CAC had no IRIS ratios with unusual values in 1995 or 1994. CAC had two unusual values for IRIS ratios in 1993, which were net gain to total income and change in net written premium. CAC's reported statutory net income was adversely affected in 1993 by depressed investment earnings. The unusual value for the change in premium ratio primarily related to decreases in the Separate Account annuity products fund deposits.

  The potential for health care reform had been widely publicized and debated in 1994. Although these legislative reforms failed in 1994, and none were enacted in 1995, some federal or state health care reform could emerge in the future. Federal regulation of the insurance industry and repeal of the McCarran-Ferguson anti-trust exemptions for the insurance industry were widely discussed topics in the 103rd Congress but have not been of interest in the first session of the 104th Congress in 1995, and are not anticipated to be of interest in the second session in 1996.

  Although the courts and legislatures are often asked to expand liability, there is a growing trend among business and professional organizations to wage campaigns, which in several instances have been successful, aimed at limiting their liability risks. A number of states have adopted some "tort reform" measures which, among other things, limit non-economic and punitive damages and otherwise limit damage awards in product liability and malpractice cases. Illinois and Texas adopted substantial tort reform in 1995 limiting non-economic damages and the amount of punitive damages in all civil actions. Arizona, Colorado, Connecticut, Indiana, Michigan, Montana, New Jersey, North Carolina, North Dakota, Oklahoma, Oregon, South Dakota and Wisconsin all adopted some measure of tort reform.

  Environmental clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues, judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. See Note 10 of the Notes to Consolidated Financial Statements, included in Item 8, for further discussion.

  Reinsurance: CNA assumes and cedes insurance with other insurers and reinsurers. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize aggregate exposures. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk.

  The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domiciles, CNA receives collateral, primarily in the form of bank letters of credit, securing a large portion of the recoverables. Such collateral totaled approximately $1,300 and $165 million at December 31, 1995 and 1994, respectively. CNA's largest billed recoverable from a single reinsurer, including prepaid reinsurance premiums, was approximately $435 and $348 million with Lloyd's of London at December 31, 1995 and 1994, respectively.

  Properties: CNA leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by
CNA:


                                  Size
 Location                     (square feet)                         Principal Usage
-------------------------------------------------------------------------------------------------
Owned:
  CNA Plaza                     1,421,000              Principal Executive Offices of CNA,
  333 S. Wabash                                        Insurance Operations and Asset Management
  Chicago, Illinois

  180 Maiden Lane                 605,777              Property/Casualty Insurance Offices
  New York, New York

  55 E. Jackson Blvd.             399,100              Property/Casualty Insurance Offices
  Chicago, Illinois

  401 Penn Street                 251,691              Property/Casualty Insurance Offices
  Reading, Pennsylvania

  100 CNA Drive                   251,363              Life Insurance Offices
  Nashville, Tennessee

  1100 Ward Avenue                 95,450              First Insurance Company of Hawaii Ltd.
  Honolulu, Hawaii                                     Headquarters

Leased:
  1 Continental Drive             490,993              Property/Casualty Insurance Offices
  Cranbury, New Jersey

  200 S. Wacker Drive             290,104              Property/Casualty Insurance Offices
  Chicago, Illinois

  7361 Calhoun Place              224,175              Life Insurance Offices
  Rockville, Maryland

  1111 E. Broad St.               197,537              Property/Casualty Insurance Offices
  Columbus, Ohio

  333 Glen Street                 158,700              Property/Casualty Insurance Offices
  Glen Falls, New York                                 Residual Market Center

  3501 State Highway              129,965              Data Processing Facilities
  No. 66, Neptune
  New Jersey

  15400 Calhoun Drive             106,848              Life Insurance Offices
  Rockville, Maryland

  1431 Opus Place                 100,991              Property/Casualty, Surety Insurance
  Downers Grove, Illinois                              Offices

                               LORILLARD, INC.

  The Company's wholly owned subsidiary, Lorillard, Inc. ("Lorillard"), is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent and True. Lorillard's largest selling brands are the Newport and Kent brands, which accounted for approximately 70% and 11%, respectively, of Lorillard's sales in 1995.

  In 1996, Lorillard entered into an agreement with Brown & Williamson Tobacco Corporation ("B&W") to acquire certain of B&W's discount cigarette brands. Together, these brands represented approximately 1% of the U.S. cigarette market in 1995, according to the Maxwell Consumer Report. This acquisition is subject to approval by the Federal Trade Commission and there can be no assurance that such approval will be obtained.

  Substantially all of Lorillard's sales are in the United States. Lorillard's major trademarks outside of the United States were sold in 1977. Lorillard accounted for 11.00%, 14.29% and 13.95% of the Company's total revenue for the years ended December 31, 1995, 1994 and 1993, respectively.

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

  Litigation: A large number of lawsuits, including lawsuits brought by individual plaintiffs and purported class actions, and lawsuits brought on behalf of states and state agencies ("State Reimbursement Cases"), have been commenced against Lorillard and other tobacco manufacturers seeking substantial compensatory and punitive damages for adverse health effects claimed to have resulted from cigarette smoking or exposure to tobacco smoke. For information with respect to such litigation pending as of February 1996, see Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this Report and incorporated herein by reference.

  In March 1996 there have been the following additional developments:

  On March 13, 1996 the Attorney General of Louisiana commenced Ieyoub v. The American Tobacco Company, et al., (District Court, Calcasieu Parish, Louisiana). This is the sixth action by a state or state agency seeking recovery of funds expended to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. Lorillard understands that additional attorneys general may file similar actions in the near future.

  On March 15, 1996 a jury returned a verdict against Lorillard in a case seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time ending 40 years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. The jury awarded plaintiff damages of $140,000. The time for Lorillard to notice an appeal from or otherwise seek review of this judgment has not expired.

  In March 1996 Liggett Group Inc. ("Liggett Group"), the smallest of the major U.S. cigarette manufacturers, reported that it had entered into settlement agreements with plaintiffs in Castano v. The American Tobacco Company, et al., one of the purported class actions referred to in Note 19 of the Notes to Consolidated Financial Statements, and with plaintiffs in five of the six State Reimbursement Cases. Lorillard understands that, as part of the settlement Liggett Group agreed to comply with certain features of the proposed rulemaking by the federal Food and Drug Administration (the "FDA"); see "Legislation and Regulation," below. In the settlement of Castano, Liggett Group also agreed (1) to pay half of the cost of certain smoking cessation programs for purported class members; (2) to pay "reasonable" attorneys fees and expenses; and (3) to pay the named plaintiffs an "appropriate and reasonable amount." Lorillard understands that no monies are to be paid to other members of the purported class and that Liggett Group may withdraw from the agreement for a number of reasons. The settlement agreement in Castano is subject to court approval. In settling the State Reimbursement Cases, Lorillard understands Liggett Group also agreed (1) to pay $5 million over the next nine years to defray the taxpayer costs of treating state Medicaid patients with allegedly smoking-related illnesses; (2) to make annual payments to the states amounting to 2.5 percent of its pretax profits over the next twenty-five years; and (3) if there is no merger between Liggett Group and another tobacco company, to make an additional payment to the states of $5 million over a twenty-five year period.

  In connection with the settlements, Lorillard understands Liggett has agreed to withdraw from Coyne Beahm, Inc., et al v. United States Food & Drug Administration, et al, a lawsuit challenging the FDA's proposed regulation of tobacco products; see "Legislation and Regulation," below. In so doing, however, Liggett Group did not agree that such assertion of jurisdiction was legal or proper.

  Lorillard has stated that it has no plans to settle any cigarette product liability litigation and will continue to vigorously defend all product liability claims against it.

  Other Legal Proceedings: In addition to the litigation referred to above, Lorillard has been notified of several governmental investigations pending against Lorillard and other tobacco manufacturers, which are described below.

  A grand jury investigation commenced in 1992 by the United States Attorney's Office for the Eastern District of New York regarding possible fraud by Lorillard and other tobacco companies relating to smoking and health research undertaken or administered by the Council for Tobacco Research - USA, Inc. Although there has been a recent press report that this investigation has been reactivated, Lorillard does not in fact know whether the investigation is still continuing, and is unable to predict its outcome. An adverse outcome of this investigation could result in criminal, administrative or other proceedings against Lorillard.

  Lorillard received Civil Investigative Demands ("CIDs") in January, June and November 1994 from the Antitrust Division of the United States Department of Justice. The CIDs, which request certain information, documents and testimony, were issued in the course of an antitrust investigation to determine whether
Section 1 of the Sherman Act, 15 U.S.C. Section 1, may have been violated by joint activity to restrain competition in the manufacture and sale of cigarettes with reduced ignition propensity (so-called "fire safe" cigarettes), including joint activity to limit or restrain research and development or product innovation. Lorillard has responded or is in the process of responding to the CIDs. It is impossible at this time to predict the ultimate outcome of this investigation. An adverse outcome in this investigation could result in other proceedings against Lorillard.

  In March 1996, the Company and Lorillard each received a grand jury subpoena duces tecum from the United States Attorney's Office for the Southern District of New York seeking documents, advertisements or related materials distributed by the Company and Lorillard to members of the general public relating to, among other things, the health effects of cigarettes, nicotine or tobacco products, the addictiveness of such products, and Congressional hearings relating to cigarettes or the tobacco industry. The Company and Lorillard intend to respond to and comply with the subpoena. It is impossible at this time to predict the ultimate outcome of this investigation.

  Legislation and Regulation: The Federal Comprehensive Smoking Education Act, which became effective in 1985, requires the use on cigarette packaging and advertising of one of the following four warning statements, on a rotating basis: (1) "SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and May Complicate Pregnancy." (2) "SURGEON GENERAL'S
WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health." (3) "SURGEON GENERAL'S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight." (4) "SURGEON GENERAL'S WARNING:
Cigarette Smoke Contains Carbon Monoxide." Four shortened versions of these statements are required, on a rotating basis, for use on billboards. This law also requires that each person who manufactures, packages or imports cigarettes shall annually provide to the Secretary of Health and Human Services a list of the ingredients added to tobacco in the manufacture of cigarettes. Such list of ingredients may be submitted in a manner which does not identify the company which uses the ingredients or the brand of cigarettes which contains the ingredients.

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

  In 1994, the Occupational Safety and Health Administration published proposed rule making on air quality in indoor workplaces. The proposed rule would require employers in the United States to prohibit smoking indoors or to restrict smoking to a separate room with outside exhaust and negative air pressure. A period of public comment on the proposed rules has ended. Hearings on the proposed rules were conducted in late 1994 and early 1995. It is impossible at this time to predict whether or in what form the proposed rules will be adopted.

  From time to time, bills have been introduced in Congress, among other things, to end or limit the price supports for leaf tobacco; to prohibit all tobacco advertising and promotion; to require new health warnings on cigarette packages and advertising; to subject cigarettes generally to regulation under the Consumer Products Safety Act or the Food, Drug and Cosmetics Act; to authorize the establishment of various anti-smoking education programs; to provide that current federal law should not be construed to relieve any person of liability under common or state law; to permit state and local governments to restrict the sale and distribution of cigarettes and the placement of billboard and transit advertising of tobacco products; to provide that cigarette advertising not be deductible as a business expense; to prohibit the mailing of unsolicited samples of cigarettes and otherwise to restrict the sale or distribution of cigarettes; to impose an additional excise tax on cigarettes; to require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing; and to subject cigarettes to regulation in various ways by the U.S. Department of Health and Human Services, including regulation by the Food and Drug Administration.

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

  In 1995, Congress passed legislation prohibiting the sale of cigarettes by vending machines on certain federal property, and the General Services Administration has published implementing regulations. In January 1996, the Substance Abuse and Mental Health Services Administration("SAMHSA") issued final regulations implementing a 1992 law (Section 1926 of the Public Health Service
Act), which requires the states to enforce their minimum sales-age laws as a condition of receiving federal substance abuse block grants.

  Early in 1994, the Energy and Commerce Subcommittee on Health and the Environment of the U.S. House of Representatives (the "Subcommittee") launched an oversight investigation into tobacco products, including possible regulation of nicotine-containing cigarettes as drugs. During the course of such investigation, the Subcommittee held hearings at which executives of each of the major tobacco manufacturers testified. Following the November 1994 elections, the incoming Chairman of the Energy and Commerce Committee indicated that this investigation by the Subcommittee would not continue, and on December 20, 1994, the outgoing majority staff of the Subcommittee issued two final reports. One of these reports questioned the scientific practices of what it characterized as the tobacco industry's "long-running campaign" related to ETS, but reached no final conclusions. The second report asserted that documents obtained from American Tobacco Company, a competitor of Lorillard's, "reflect an intense research and commercial interest in nicotine."

  It has been reported that the U.S. Department of Justice is investigating allegations of perjury in connection with the testimony provided by one or more tobacco industry executives to the Subcommittee. It is impossible at this time to predict the outcome of this investigation.

  On August 10, 1995 President Clinton announced that he had authorized the FDA to assert regulatory jurisdiction over cigarettes and smokeless tobacco products for the purpose of curbing tobacco use among children and teenagers. On August 11, the FDA issued a notice of proposed rule making. Among other things, the FDA's proposed rules would severely restrict cigarette advertising and promotion, limit the manner in which tobacco products can be sold and require cigarette manufacturers to finance anti-smoking education programs. Lorillard, the four other major cigarette manufacturers and the Tobacco Institute filed joint comments with the FDA on January 2, 1996.

  Lorillard and four other cigarette manufacturers also have filed a lawsuit in the United States District Court for the Middle District of North Carolina challenging the FDA's assertion of jurisdiction over cigarettes and seeking both preliminary and permanent injunctive relief (as noted above, Liggett Group has agreed to withdraw from this lawsuit). The complaint in the case, Coyne Beahm, Inc., et al. v. United States Food & Drug Administration, et al., asserts that the FDA lacks authority to regulate cigarettes and that the proposed rules violate the Federal Food, Drug and Cosmetic Act, the Federal Cigarette Labeling and Advertising Act and the United States Constitution. Lawsuits challenging the FDA's rule making also have been filed in the same court by several smokeless tobacco manufacturers, several national advertising trade associations and the National Association of Convenience Stores.

  The cigarette manufacturers and smokeless tobacco manufacturers have moved for summary judgment, and the government has moved to dismiss the complaints. The court has granted the government's request to stay briefing on the summary judgment motions until it has ruled on the government's motions to dismiss.

  Accordingly, any impact on Lorillard from any regulations which may ultimately be issued by the FDA cannot be predicted at this time. In addition, it is uncertain whether the proposed regulations will be modified before they are promulgated in final form, whether Congress will pass legislation that would moot the proposed regulations and whether the manufacturers will succeed in securing judicial relief.

  Certain of these and other similar laws, regulations and policies being proposed or considered by various federal, state and local governments and agencies could, if adopted, have a material adverse effect on the financial condition and results of operations of the Company.

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

  Lorillard has approximately 1,500 direct customers and is not dependent on any one customer or group of customers. Lorillard does not have any backlog orders.

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

  Due to the varying size and quality of annual crops and other economic factors, tobacco prices in the past have been subject to fluctuation. Among the economic factors are federal government control of acreage and poundage in the flue-cured producing areas and poundage control in the burley areas. These controls together with support prices have substantially affected the market prices of tobacco. The approximate average auction prices per pound for flue-cured tobacco were $1.698 in 1994 and $1.794 in 1995 and for burley tobacco were $1.841 in 1994 and $1.854 in 1995. The prices paid by Lorillard have generally been consistent with this trend. Lorillard believes that its current leaf inventories are adequately balanced for its present production requirements. Because the process of aging tobacco normally requires approximately two years, Lorillard at all times has on hand large quantities of leaf tobacco. See Note 1 of the Notes to Consolidated Financial Statements, included in Item 8, for inventory costing method.

  Prices: In May 1995 Lorillard increased the wholesale price of its king size and 100/120 millimeter cigarettes by $1.50 per thousand in the aggregate.

  Taxes: Federal excise taxes included in the price of cigarettes are $12.00 per thousand cigarettes. Excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. The state taxes generally range from 2.5 cents to 81.5 cents per package of twenty cigarettes.

  Properties: The properties of Lorillard are employed principally in the processing and storage of tobacco and in the manufacture and storage of cigarettes. Its principal properties are owned in fee. With minor exceptions, all machinery used by Lorillard is owned by it. All properties are in good condition. Lorillard's manufacturing plant is located on approximately 79 acres in Greensboro, North Carolina. This 942,600 square foot plant contains modern high speed cigarette manufacturing machinery. A warehouse was added in early 1995 with shipping and receiving areas totaling 54,800 square feet. Lorillard also has facilities for receiving and storing leaf tobacco in Danville, Virginia, containing approximately 1,500,000 square feet. A modern research facility containing approximately 82,000 square feet is also located at Greensboro.

  Lorillard leases a corporate office in Orangeburg, New York, an executive office in New York City and sales offices in major cities throughout the United States. In March 1996, Lorillard announced that it would relocate its New York executive office to Greensboro, North Carolina. This move will allow Lorillard to consolidate its operations in Greensboro, the site of its manufacturing facility. Lorillard plans to build a 125,000 square foot office building for this purpose.

  Competition: Substantially all of Lorillard's products are sold within the United States in highly competitive markets where its principal competitors are the four other major U.S. cigarette manufacturers (Philip Morris, R.J. Reynolds ("RJR"), Brown & Williamson and Liggett Group). According to the Maxwell Consumer Report, a quarterly statistical survey of the cigarette industry, in calendar year 1995 Lorillard ranked fourth in the industry with an 8.0% share of the market. Philip Morris and RJR accounted for approximately 46.1% and 25.7%, respectively, of the U.S. cigarette market, according to the Maxwell Consumer Report.

  The following table sets forth cigarette sales in the United States by the industry and by Lorillard, as reported in the Maxwell Consumer Report. This table indicates the relative position of Lorillard in the industry:

                                              Industry    Lorillard   Lorillard
            Calendar Year                       (000)       (000)    to Industry
--------------------------------------------------------------------------------

1995 .................................       481,110,000  38,580,000     8.0%
1994 .................................       489,600,000  36,610,000     7.5%
1993 .................................       461,180,000  32,650,000     7.1%

---------------
  The Bureau of Alcohol, Tobacco and Firearms reports Lorillard's share of total taxable factory removals of all cigarettes to be 7.5% and 7.1% for 1994 and 1993, respectively. Data for 1995 is not currently available.

  The Maxwell Consumer Report divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. According to the Maxwell Consumer Report the reduced price segment decreased in 1995 to approximately 30.0% from approximately 32.5% of the market in 1994. Virtually all of Lorillard's sales are in the premium price segment where Lorillard's share increased from 10.6% in 1994 to 10.9% in 1995, according to the Maxwell Consumer Report.

                       LOEWS HOTELS HOLDING CORPORATION

  The subsidiaries of Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary of the Company, presently operate the following 14 hotels. Loews Hotels accounted for 1.17%, 1.61% and 1.35% of the Company's total revenue for the years ended December 31, 1995, 1994 and 1993, respectively.

                                               Number of
                                              Rooms (Year
   Name and Location               Type         Opened)          Owned, Leased or Managed
-------------------------------------------------------------------------------------------------
Loews Annapolis              Luxury Hotel         217       Owned
 Annapolis, Maryland                           (1986(2))

Loews Coronado Bay Resort    Luxury Hotel         450       Management contract expiring 2011,
 San Diego, California                           (1991)     with renewal options for 10 years (3)

Loews Giorgio                Luxury Hotel         197       Owned
 Denver, Colorado                              (1986(2))

Howard Johnson Hotel (1)     Commercial Hotel     300       Owned
 New York, New York                              (1962)

Loews Le Concorde            Luxury Hotel         424       Land lease expiring 2069
 Quebec City, Canada                           (1974(2))

Loews L'Enfant Plaza         Luxury Hotel         372       Management contract expiring 2003 (3)
 Washington, D.C.                                (1973)

Loews Monte Carlo            Resort Hotel         622       Lease expiring 2002, with renewal
 Monte Carlo, Monaco                             (1975)     options for 20 years

Loews New York               First Class Hotel    765       Owned
 New York, New York                              (1961)

Days Hotel (1)               Commercial Hotel     366       Owned
 New York, New York                              (1962)

Regency                      Luxury Hotel         496       Land Lease expiring 2013, with
 New York, New York                              (1963)     renewal options for 47 years

Loews Santa Monica Beach     Luxury Hotel         350       Management contract expiring 2007,
 Santa Monica, California                        (1989)     with renewal options for 10 years

Loews Vanderbilt Plaza       Luxury Hotel         342       Owned
 Nashville, Tennessee                          (1984(2))

Loews Ventana Canyon Resort  Resort Hotel         398       Management contract expiring 2004,
     Tucson, Arizona                                 (1984)     with renewal options for 10 years (3)

Loews Vogue                  Luxury Hotel         154       Owned
 Montreal, Canada                              (1990(2))

-------------
  (1) Operated by Loews Hotels under license agreements pursuant to which Loews
Hotels pays royalty fees on sales, as defined in the agreements, for the use of the respective trade names, trademarks and other rights.
  (2) The Le Concorde, Giorgio, Vanderbilt Plaza, Annapolis and Vogue Hotels
were acquired by Loews Hotels in 1987, 1989, 1989, 1990 and 1995, respectively.
  (3) These management contracts are subject to termination rights.

  The hotels which are operated by Loews Hotels contain shops, a variety of restaurants and lounges, and some contain parking facilities, swimming pools, tennis courts and access to golf courses.

  The hotels owned by Loews Hotels are subject to mortgage indebtedness aggregating approximately $42.7 million at December 31, 1995 with interest rates ranging from 9% to 11%, and maturing between 1998 and 1999. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $7.5 million for the year ended December 31, 1995.

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

                         DIAMOND OFFSHORE DRILLING, INC.

  Diamond Offshore Drilling Inc. ("Diamond Offshore"), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used primarily in drilling of oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. The Company entered the drilling business in 1989 and, through a series of acquisitions, operates 37 offshore rigs and 10 land rigs. Diamond Offshore accounted for 1.82%, 2.25% and 2.11% of the Company's total revenue for the years ended December 31, 1995, 1994 and 1993, respectively.

  In October 1995 Diamond Offshore sold 14,950,000 shares of its common stock through an initial public offering at $24 per share. As a result of the offering, the Company's ownership interest in Diamond Offshore declined to approximately 70% and the Company recorded a pre-tax gain of approximately $192.9 million.

  On February 9, 1996 Diamond Offshore and Arethusa (Off-Shore) Limited ("Arethusa"), executed a definitive agreement to merge the two companies. The agreement provides that holders of Arethusa stock will receive 17.9 million shares of common stock to be issued by Diamond Offshore based on a ratio of
 .88 shares for each share of Arethusa common stock. The merger is subject to requisite shareholder approval and is anticipated to close in the spring of 1996. Upon consummation of the merger, the Company would recognize a gain of approximately $187 million and its interest in Diamond Offshore would decline to approximately 52%. Arethusa owns and/or operates a fleet of thirteen mobile offshore drilling rigs and provides drilling services worldwide to domestic, international and state-owned oil and gas companies. The fleet consists of eight semisubmersible rigs located in the Gulf of Mexico and South America and five jackup rigs located in India, Indonesia, Egypt, the Dutch sector of the North Sea, and the Gulf of Mexico.

  Drilling Units and Equipment: Diamond Offshore currently owns and operates 37 mobile offshore drilling rigs (14 jackup rigs, 22 semisubmersible rigs and one drillship), 10 land rigs and related equipment. One additional semisubmersible rig, which is inactive, is currently held for sale. Offshore rigs are mobile units that can be relocated via either self propulsion or by the use of tugs enabling them to be repositioned based on market demand.

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

  Semisubmersible rigs are supported by large pontoons and are partially submerged during drilling for greater stability. They are generally designed for deep water depths of up to 6,000 feet. Diamond Offshore operates three of the world's thirteen fourth-generation semisubmersible rigs. These rigs are equipped with advanced drilling equipment, are capable of operations in ultra deep waters in severe weather environments, and command high premiums from operators. Diamond Offshore's 22 semisubmersible rigs are currently located as follows: 11 in the Gulf of Mexico, five in the North Sea, three in Southeast Asia, two in Brazil and one in Nigeria.

  Diamond Offshore's drillship is self-propelled and designed to drill in deep water. Shaped like a conventional vessel, it is the most mobile of the major rig types. Diamond Offshore's drillship is located in the Red Sea.

  Diamond Offshore's land rigs are all located in Texas and are also capable of mobilizing to different drilling sites.

  Drilling Contracts and Rig Utilization: Contracts for Diamond Offshore's drilling rigs are offered worldwide for either a fixed term, which may range from a few months to several years, or on a well-to-well basis.

  The following table sets forth the size and utilization rate of Diamond Offshore's fleet for the years ended December 31, 1995, 1994 and 1993. The utilization rate for a period is based on the ratio of days in the period during which the rigs were earning revenues to the total days in the period during which the rigs were available to work.

                                                    Year Ended December 31
                                             -----------------------------------
                                                1995            1994        1993
                                             -----------------------------------

Jackups:
  Rigs in fleet at year-end ..........           14              14          16
  Utilization during the year ........         75.2%           81.8%       79.6%

Semisubmersibles:
  Rigs in fleet at year-end ..........           22              23          22
  Utilization during the year ........         68.6%           64.1%       71.9%

Land:
  Rigs in fleet at year-end ..........           10              10          19
  Utilization during the year ........         85.2%           60.5%       44.3%

  Competition: The contract drilling industry is highly competitive. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality and quality of service and equipment, the oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. Diamond Offshore believes that competition for drilling contracts will continue to be intense for the foreseeable future because of the worldwide oversupply of drilling rigs and the ability of contractors to move rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. In addition, there are inactive non-marketed rigs that could be reactivated to meet an increase in demand for drilling rigs in any given market. Such movement or reactivation or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of Diamond Offshore rigs.

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

  Properties: Diamond Offshore owns an eight-story office building located in Houston, Texas containing approximately 182,000 net rentable square feet, which is used for its corporate headquarters. A portion of the building is currently occupied by other tenants under leases which expire through 2005. Diamond Offshore also owns an 18,000 square foot building and 20 acres of land in New Iberia, Louisiana for its offshore drilling warehouse and storage facility, a 13,000 square foot building and five acres of land in Aberdeen, Scotland for its North Sea operations and a 15,000 square foot building and 10 acres of land in Alice, Texas for its onshore drilling office, warehouse and storage facility. In addition, Diamond Offshore leases additional office, warehouse and storage facilities and lots in Louisiana, Scotland, Australia and Brazil to support its offshore drilling operations.

                               BULOVA CORPORATION

  Bulova Corporation ("Bulova") is engaged in the distribution and sale of watches, clocks and watch parts for consumer use. Bulova accounted for .59%, 1.12% and 1.12% of the Company's total revenue for the years ended December 31, 1995, 1994 and 1993, respectively.

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

                                 OTHER INTERESTS

  The Company owns a 49% common stock interest in a joint venture which is engaged in the business of owning and operating six large crude oil tankers that are used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

                               EMPLOYEE RELATIONS

  The Company, inclusive of its operating subsidiaries as described below, employed approximately 34,700 persons at December 31, 1995 and considers its employee relations to be satisfactory.

  Lorillard employed approximately 3,500 persons at December 31, 1995. Approximately 1,400 of these employees are represented by labor unions under separate contracts with many local unions expiring at varying times and severally renegotiated and renewed.

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

  Loews Hotels employed approximately 2,900 persons at December 31, 1995, approximately 770 of whom are union members covered under collective bargaining agreements. Loews Hotels has experienced satisfactory labor relations and provides comprehensive benefit plans for its hourly paid employees.

  The Company maintains a retirement plan, group life, disability and health insurance program and a savings plan for salaried employees. Lorillard and Loews Hotels salaried employees also participate in these benefit plans.

  CNA and its subsidiaries employ approximately 25,000 full-time equivalent persons and has experienced satisfactory labor relations. CNA and its subsidiaries have comprehensive benefit plans for substantially all of their employees, including a retirement plan, a savings plan, a disability program, a group life program and a group health care program.

  Diamond Offshore employed approximately 2,500 persons at December 31, 1995, approximately 260 of whom are union members. Diamond Offshore has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees.

  Bulova and its subsidiaries employ approximately 430 persons, approximately 120 of whom are union members. Bulova and its subsidiaries have experienced satisfactory labor relations. Bulova has comprehensive benefit plans for substantially all employees.

Item 2. Properties.

  Information relating to the properties of Registrant and its subsidiaries is contained under Item 1.

Item 3. Legal Proceedings.

  1. CNA is involved in various lawsuits involving environmental pollution claims and litigation with Fibreboard Corporation. Information involving such lawsuits is incorporated by reference to Notes 10 and 19 of the Notes to Consolidated Financial Statements included in Item 8.

  2. Lorillard is involved in various lawsuits involving tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information regarding such lawsuits is contained in Note 19 of the Notes to Consolidated Financial Statements included in Item 8. Information regarding other legal proceedings involving Lorillard is contained in the section entitled Lorillard, Inc. in Item 1, which is incorporated herein by refernece.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        First
                                                                        Became
      Name                    Position and Offices Held       Age       Officer
--------------------------------------------------------------------------------
Gary W. Garson ..........   Vice President and                 49         1988
                             Assistant Secretary
Robert J. Hausman .......   Vice President                     72         1973
Barry Hirsch ............   Senior Vice President and          62         1971
                             Secretary
Herbert C. Hofmann ......   Senior Vice President              53         1979
John J. Kenny ...........   Treasurer                          58         1991
Guy A. Kwan .............   Controller                         53         1987
John G. Malino ..........   Vice President-Real Estate         56         1985
Alan Momeyer ............   Vice President-Human Resources     48         1996
Stuart B. Opotowsky .....   Vice President-Tax                 61         1987
Richard E. Piluso .......   Vice President-Internal Audit      57         1990
Roy E. Posner ...........   Senior Vice President and          62         1973
                             Chief Financial Officer
Dennis Smith ............   Vice President-Management          49         1990
                             Information Services
Andrew H. Tisch .........   Chairman of the Management         46         1985
                             Committee
James S. Tisch ..........   President and Chief Operating      43         1981
                             Officer
Jonathan M. Tisch .......   Vice President                     42         1987
Laurence A. Tisch .......   Co-Chairman of the Board and       73         1959
                             Co-Chief Executive Officer
Preston R. Tisch ........   Co-Chairman of the Board and       69         1960
                             Co-Chief Executive Officer

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

  Mr. Momeyer served as Director of Personnel Services for more than five years prior to his appointment as Vice President-Human Resources. Andrew H. Tisch served as Chairman of the Board and Chief Executive Officer of Lorillard Tobacco Company from December 29, 1989 to May 31, 1995. Prior thereto he had served as Vice President-Strategic Planning since 1985.

  Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

Price Range of Common Stock*

  Loews Corporation's common stock is listed on the New York Stock Exchange. The following table sets forth the reported consolidated tape high and low sales prices in each calendar quarter of 1995 and 1994:

                                      1995                         1994
                              --------------------------------------------------
                               High           Low           High           Low
--------------------------------------------------------------------------------
First Quarter ............    $49.88        $43.31         $51.38        $44.63
Second Quarter ...........     61.00         49.38          46.44         42.25
Third Quarter ............     73.50         57.88          46.94         43.06
Fourth Quarter ...........     79.88         69.56          45.75         42.63

Dividend Information*

  The Company has paid quarterly cash dividends on its common stock in each year since 1967. Regular dividends of $.12 1/2 per share of common stock outstanding were paid in each calendar quarter of 1994 and in each of the first three quarters of 1995. In the fourth quarter of 1995 the Company increased its dividend to $.25 per share.

Approximate Number of Equity Security Holders

  The Company has approximately 3,700 holders of record of Common Stock.

Item 6. Selected Financial Data.*

                                                        Year Ended December 31
                                -----------------------------------------------------------------
                                     1995         1994         1993          1992         1991
-------------------------------------------------------------------------------------------------
                                             (Amounts in millions, except per share data)

Results of Operations:
  Revenues ..................     $18,677.4    $13,515.2    $13,686.8     $13,691.5    $13,620.3
  Income (loss) before
   cumulative effect of
   accounting changes .......       1,765.7        267.8        594.1         (22.1)       904.3
  Per share .................         14.98         2.22         4.63          (.17)        6.57
  Net income ................       1,765.7        267.8        594.1         122.6        904.3
  Per share .................         14.98         2.22         4.63           .93         6.57

Financial Position:
  Total assets ..............      65,058.2     50,336.0     45,849.8      43,555.5     42,684.2
  Long-term debt ............       4,248.2      2,144.4      2,195.7       1,759.6      1,944.7
  Shareholders' equity ......       8,238.7      5,405.3      6,127.2       5,527.0      5,667.1
  Cash dividends per share ..           .63          .50          .50           .50          .50
  Book value per share ......         69.92        45.84        49.79         42.45        42.09
  Shares of common stock
   outstanding ..............         117.8        117.9        123.0         130.2        134.6

  In 1993 the Company changed its method of accounting for certain investments in debt and equity securities. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8.

---------------
  *Per share amounts have been adjusted to give retroactive effect to the two-for-one stock split effective December 1, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Insurance

Property and casualty and life insurance operations are wholly owned subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 84% owned subsidiary of the Company.

As previously reported, on May 10, 1995, CNA consummated the acquisition of all the outstanding shares of The Continental Corporation ("CIC") for approximately $1.1 billion, or $20 per CIC share. As a result of the acquisition, CNA became the sixth largest U.S. insurance organization, the third largest U.S. property and casualty organization and the largest U.S. commercial lines insurance group, based on 1994 premiums.

CNA has financed the transaction (including the refinancing of $205 million of CIC debt) through a five-year $1.3 billion revolving credit facility (the "Bank Facility") involving 16 banks led by The First National Bank of Chicago and The Chase Manhattan Bank, N.A. The interest rate is based on the one, two, three or six month London Interbank Offered Rate ("LIBOR"), as elected, plus 25 basis points. Additionally, there is a facility fee of 10 basis points. The average interest rate at December 31, 1995 was 6.12%. Under the terms of the Bank Facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

To offset the variable rate characteristics of the Bank Facility, CNA entered into five year interest rate swap agreements with several banks. These agreements effectively convert variable rate debt into fixed rate debt on notional amounts aggregating $1.2 billion. The weighted average fixed swap rate at December 31, 1995 was 6.29%.

On August 10, 1995, to take advantage of favorable interest rate spreads, CNA established a commercial paper program, borrowing $500 million from investors to replace a like amount of the Bank Facility. The weighted average yield on commercial paper at December 31, 1995 was 6.05%. The commercial paper borrowings are classified as long-term debt, as $500 million of the committed Bank Facility will support the commercial paper program (at an undrawn cost of 10 basis points). Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's commercial paper program.

The weighted average interest rate on the acquisition debt, which includes the Bank Facility, commercial paper and the effect of the interest rate swaps, was 6.50% at December 31, 1995.

As a result of the CIC acquisition, A.M. Best, Moody's, Standard and Poor's and Duff & Phelps issued revised ratings for CNA's Continental Casualty Company ("CCC") Intercompany Pool, Continental Insurance Company ("CIC") Intercompany Pool and Continental Assurance Company ("CAC") Intercompany Pool. Also rated were the senior debt of both CNA and CIC, and CNA's preferred stock.

In some cases the rating agencies affirmed the previous ratings. In others, the ratings were lowered because of the increased level of debt associated with the CIC acquisition.

The chart below lists the current ratings:

                         Insurance Ratings                Debt and Stock Ratings
                       ---------------------       ----------------------------------------
                            CNA          CIC                   CNA                  CIC
                       -------------     ---       ------------------------------  ------
                                                    Senior  Commercial  Preferred  Senior
                        CCC    CAC                   Debt      Paper      Stock     Debt
-------------------------------------------------------------------------------------------

                         Financial Strength
                       ---------------------
A.M. Best                A        A       A-            -        -          -         -
Moody's                  A1       A1      A2           A3       P2         a3       Baa1

                       Claims Paying Ability
                       ---------------------
Standard & Poor's        A+      AA       A-           A-       A2         A-       BBB-
Duff & Phelps           AA-      AA       -            A-        -         A-         -

--------------------------------------------------------------------------------------------

CNA's property and casualty insurance subsidiaries' statutory surplus grew from $3.1 billion in 1992 to $5.7 billion in 1995. In 1993, property and casualty surplus rose to approximately $3.6 billion due to substantial capital gains and a capital contribution by CNA of $475 million, offset by a $500 million increase in asbestos reserves relating to the Fibreboard litigation (see Note 19 of the Notes to Consolidated Financial Statements included in Item 8). In 1994, surplus declined to $3.4 billion, primarily attributable to realized investment losses. In 1995, surplus rose $2.3 billion to $5.7 billion due to the acquisition of CIC ($1.7 billion) and improved net income. Dividends of $325, $175 and $150 million were paid to CNA by CCC in 1995, 1994 and 1993, respectively.

Statutory surplus of CNA's life insurance subsidiaries grew from $1,003 million at December 31, 1992 to $1,128 million at December 31, 1995.

CNA's investment portfolio increased by $8.9 billion, or 33.2%, over the 1994 level of $26.9 billion including $7.4 billion related to CIC.

The liquidity requirements of CNA, excluding the acquisition of CIC, have been met primarily by funds generated from operations. The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums, investment income and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the year ended December 31, 1995, CNA's operating activities generated net cash flows of $875.0 million compared to $982.2 million in 1994 and $1,272.1 million in 1993. CNA believes that future liquidity needs will be met primarily from operations.

Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold, and the tax attributes of the various types of marketable securities.

Cigarettes

Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard is a wholly owned subsidiary of the Company.

Funds from operations continue to exceed operating requirements. Lorillard generated net cash flow from operations of approximately $319 million for the year ended December 31, 1995, compared to $364 million for the prior year. Lorillard's cash flow from operations declined in 1995 due primarily to its decision to contribute $183.8 million to fund completely a pension plan which had been underfunded.

In 1996, Lorillard entered into an agreement with Brown & Williamson Tobacco Corporation ("B&W") to acquire certain of B&W's discount cigarette brands. Together, these brands represented approximately 1% of the U.S. cigarette market in 1995. This acquisition is subject to approval by the Federal Trade Commission and there can be no assurance that such approval will be obtained. The funds required for this acquisition will be provided by operations. No other material capital expenditures are anticipated during 1996.

Virtually all of Lorillard's sales are in the full price brand category. With the industry-wide list price reduction of full price brands, effective August 9, 1993, the market share of discount brands has declined and Lorillard's product line has benefited in terms of unit sales. Discount brand sales have decreased from an average of 37% of industry sales during 1993 to an average of 30% during 1995. At December 31, 1995, they represented 29.2% of industry sales. In May 1995, Lorillard increased its wholesale prices by $1.50 per thousand cigarettes, or 2.7%.

Numerous lawsuits have been filed against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or exposure to tobacco smoke. In a number of these cases the Company is named as a defendant. Pending litigation includes conventional smoking and health cases, purported class actions, state attorney general/medicaid reimbursement actions, and filter cases, most of which claim very substantial damages. These actions are described in Note 19 of the Notes to Consolidated Financial Statements included in Item 8.

On August 10, 1995 President Clinton announced that he had authorized the Food and Drug Administration ("FDA") to assert regulatory jurisdiction over cigarettes and smokeless tobacco products for the purpose of curbing tobacco use among children and teenagers. On August 11, the FDA issued a notice of proposed rule making. Among other things, the FDA's proposed rules would severely restrict cigarette advertising and promotion, limit the manner in which tobacco products can be sold and require cigarette manufacturers to finance anti-smoking education programs. Lorillard, the four other major cigarette manufacturers and the Tobacco Institute filed joint comments with the FDA on January 2, 1996.

Lorillard and four other cigarette manufacturers also have filed a lawsuit in the United States District Court for the Middle District of North Carolina challenging the FDA's assertion of jurisdiction over cigarettes and seeking both preliminary and permanent injunctive relief. The complaint in the case, Coyne Beahm, Inc., et al. v. United States Food & Drug Administration, et al., asserts that the FDA lacks authority to regulate cigarettes and that the proposed rules violate the Federal Food, Drug and Cosmetic Act, the Federal Cigarette Labeling and Advertising Act and the United States Constitution. Lawsuits challenging the FDA's rule making also have been filed in the same court by several smokeless tobacco manufacturers, several national advertising trade associations and the National Association of Convenience Stores.

The cigarette manufacturers and smokeless tobacco manufacturers have moved for summary judgment, and the government has moved to dismiss the complaints. The court has granted the government's request to stay briefing on the summary judgment motions until it has ruled on the government's motions to dismiss.

Accordingly, any impact on Lorillard from any regulations which may ultimately be issued by the FDA cannot be predicted at this time. In addition, it is uncertain whether the proposed regulations will be modified before they are promulgated in final form, whether Congress will pass legislation that would moot the proposed regulations and whether the manufacturers will succeed in securing judicial relief.

Hotels

Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels is a wholly owned subsidiary of the Company.

Funds from operations continue to exceed operating requirements. Loews Hotels has been selected by the City of Miami Beach to develop a new 800 room property, Loews Miami Beach Hotel. Definitive agreements are currently being finalized and construction is scheduled to commence in 1996. In addition to equity which will be provided to Loews Hotels under an arrangement with the Company, this project will be financed through a first mortgage and funds provided by the City of Miami Beach. Funds for other capital expenditures and working capital requirements are expected to be provided from operations. Funds for any hotel acquisitions would be expected to be provided through the Company.

Drilling

Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore is a 70% owned subsidiary of the Company.

In October 1995 Diamond Offshore, then a wholly owned subsidiary, sold 14,950,000 shares of its common stock through an initial public offering at $24 per share. Diamond Offshore used the net proceeds of $338.4 million to fund the repayment of its debt to the Company. As a result of the offering, the Company's ownership interest in Diamond Offshore declined to approximately 70% and the Company recorded a pre-tax gain of $192.9 million.

Increased demand for Diamond Offshore's semisubmersible rigs reflect improvement in the deep water and harsh environment markets where these rigs operate. This is due in part to the increasing impact of technological advances, including 3-D seismic, horizontal, and subsea completion procedures. In order to effectively compete in this market, Diamond Offshore is required to incur significant capital expenditures to meet customer requirements as well as fund its own rig enhancement program. Diamond Offshore expects to spend approximately $200 million during 1996 for rig upgrades in connection with contract requirements. In addition, it has budgeted $40 million for 1996 capital expenditures associated with its continuing rig enhancement program.

Diamond Offshore generated net cash flow from operations of approximately $52.8 million for the year ended December 31, 1995, compared to $42.6 million for the prior year. Funds for capital expenditures and working capital requirements will be provided by cash flow from operations as well as funds available under a $150 million five year revolving line of credit.

Historically, the offshore contract drilling market has been highly competitive and cyclical, and Diamond Offshore cannot predict the extent to which current conditions will continue.

On February 9, 1996 Diamond Offshore and Arethusa (Off-Shore) Limited ("Arethusa") executed a definitive agreement to merge the two companies. The agreement provides that holders of Arethusa stock will receive 17.9 million shares of common stock to be issued by Diamond Offshore based on a ratio of .88 shares for each share of Arethusa common stock. The merger is subject to requisite shareholder approval and is anticipated to close in the spring of 1996. Upon consummation of the merger, the Company would recognize a gain of approximately $187 million and its interest in Diamond Offshore would decline to approximately 52%.

Watches and Clocks

Bulova Corporation and subsidiaries ("Bulova"). Bulova is a 97% owned subsidiary of the Company.

Competition and oversupply of watch products continue to adversely affect Bulova. The proceeds from Bulova's sale of its industrial and defense manufacturing business in January 1995 provided for the repayment of its debt to the Company. Bulova may require working capital advances from the Company from time to time. While the Company has no obligation to enter into or maintain arrangements for any funding requirements, it is anticipated that it would be provided through various arrangements with Bulova.

Parent Company

On October 17, 1995, the Board of Directors declared a two-for-one stock split, by way of a stock dividend, effective December 1, 1995. In addition, the Board declared a quarterly dividend of $.25 per common share, on the post-split shares, effectively doubling the Company's annual dividend rate.

In 1995, Westinghouse Electric Corporation completed its acquisition of CBS Inc. and the Company received proceeds of $901.7 million for its shares of CBS Inc.

During 1995 the Company purchased 97,000 shares of its outstanding Common Stock (on a post-split basis) at an aggregate cost of approximately $4.3 million. Depending on market conditions, the Company from time to time may purchase additional shares in the open market or otherwise.

Strategically, the Company continues to seek expansion of existing businesses and significant acquisitions of new businesses.

Investments

Insurance

CNA's general account investment portfolio is managed to maximize after tax investment return, while minimizing credit risks. Investments are concentrated in high quality securities to support its insurance underwriting operations.

CNA has the capacity to hold its fixed income portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, or other similar factors. Accordingly, the fixed income securities are classified as available for sale.

The general account portfolio consists primarily of high quality marketable debt securities, 94% of which are rated as investment grade. At December 31, 1995, 62% of the general account's debt securities portfolio was invested in U.S. government and affiliated securities, 15% in other AAA rated securities and 12% in AA and A rated securities. CNA's guaranteed investment fixed income portfolio is comprised of 36% U.S. government and affiliated securities, 17% other AAA rated securities and 19% in AA and A rated securities. These ratings are primarily from Standard & Poor's (93% of the general account portfolio and 95% of the guaranteed investment portfolio). In addition, CNA's investments in mortgage loans and real estate are substantially less than industry averages, based upon those investments as a percentage of total assets.

High yield securities generally involve a greater degree of risk than investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of December 31, 1995, CNA's concentration in high yield bonds including Separate Accounts was approximately 4.7% of its total assets.

Included in CNA's fixed income securities at December 31, 1995 (general and guaranteed investment portfolios) are $8.5 billion of asset-backed securities, consisting of approximately 57% in U.S. government agency issued pass-through certificates, 32% in collateralized mortgage obligations ("CMO's"), and 11% in corporate asset-backed obligations. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets and are priced by broker-dealers.

CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. CNA avoids investments in complex mortgage derivatives without readily ascertainable market prices. At December 31, 1995, the fair value of asset-backed securities was in excess of amortized cost by approximately $200 million, as compared to amortized cost in excess of fair value of approximately $181 million for the comparable period a year ago.

At December 31, 1995 and 1994, short-term investments primarily consisted of U.S. treasury bills and commercial paper.

CNA invests from time to time in certain derivative financial instruments to increase investment returns and to reduce the impact of changes in interest rates on certain corporate borrowings. CNA considers its derivative securities as held for trading purposes, except for interest rate swaps associated with corporate borrowings and as such, are recorded at fair value at the reporting date. The interest rate swaps on corporate borrowings are accounted for as an adjustment to interest expense.

As of December 31, 1995 CNA's general account investments in bonds and redeemable preferred stocks were carried at a fair value of $30.4 billion, compared to $20.8 billion at December 31, 1994. At December 31, 1995, net unrealized gains on fixed income securities amounted to approximately $1,059.3 million. This compares to $795 million of net unrealized losses at December 31, 1994. The gross unrealized gains and losses for the fixed maturity securities portfolio at December 31, 1995 were $1,136.4 and $77.1 million, respectively, compared to $194 and $989 million, respectively, at December 31, 1994.

Net unrealized gains on general account bonds at December 31, 1995 include net unrealized gains on high yield securities of $67 million, compared to losses of $30 million at December 31, 1994. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Carrying and fair values of high yield securities in the general account were $1.9 billion at December 31, 1995, compared to $1.0 billion at December 31, 1994.

At December 31, 1995, total Separate Account cash and investments amounted to $5.9 billion with taxable debt securities representing approximately 94% of the Separate Accounts portfolio. Approximately 85% of Separate Account investments are used to fund guaranteed investments for which Continental Assurance Company guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. At December 31, 1995, all fixed income securities in the guaranteed investment portfolio were carried at fair value and amounted to $4.8 billion. At December 31, 1995, net unrealized gains on fixed income securities amounted to approximately $62.6 million.

This compares to net unrealized losses of $195 million at December 31, 1994. The gross unrealized gains and losses for the fixed income securities portfolio at December 31, 1995 were $122.1 and $59.5 million, respectively, compared to $34 and $229 million, respectively, at December 31, 1994.

High yield securities in the guaranteed investment portfolio are carried at fair value and amounted to $944 and $1,102 million at December 31, 1995 and 1994, respectively. Net unrealized losses on high yield securities held in such Separate Accounts were $14 million at December 31, 1995, compared to $108 million at December 31, 1994.

Other

Investment activities of non-insurance companies include investments in fixed income securities, equity securities, derivative instruments and short-term investments. Derivative instruments are marked to market and reported as realized investment gains or losses in the income statement. The remaining securities are carried at fair value with a net unrealized gain of $51.1 million at December 31, 1995, compared to $146.2 million at December 31, 1994. Effective January 1, 1996, equity securities added to the parent company's investment portfolio will be classified as trading securities in order to reflect the Company's investment philosophy. These investments will be carried at fair value with the net unrealized gain or loss included in the income statement.

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

The Company does not believe that any of the derivative instruments utilized by it are unusually complex or volatile, or expose the Company to a higher degree of risk. These derivative instruments have not had, and are expected not to have, a material adverse impact on the results of operations. See Note 4 of the Notes to Consolidated Financial Statements, included in Item 8, for additional information with respect to derivative instruments, including recognized gains and losses on these instruments.

At December 31, 1994, the Company's short-term investments portfolio included $2.1 billion of proceeds from securities sold under agreements to repurchase. These proceeds were invested in U.S. government treasury securities. In the first quarter of 1995, the Company closed these positions and recognized net investment gains of $17.8 million.

Results of Operations

Revenues increased by $5.2 and $5.0 billion, or 38.2% and 36.5%, in each case as compared to 1994 and 1993, respectively. Net income increased by $1,497.9 and $1,171.6 million as compared to 1994 and 1993, respectively.

Insurance

Property and casualty operations continued to show significant improvement in 1995 and reflect both improved investment income and underwriting results.

Property and casualty revenues increased by $3.0 and $2.9 billion, or 37.1% and 35.9%, as compared to 1994 and 1993, respectively.

Property and casualty premium revenues increased by $1.9 and $2.5 billion, or 27.6% and 39.1%, as compared to 1994 and 1993, respectively. Property and casualty premiums include $1.7 billion from the acquisition of CIC on May 10, 1995 as well as increases in other CNA business including small and medium commercial accounts, mass marketing and reinsurance. These increases were partially offset by declines in large account premium business due to the continued shift to high deductible insurance contracts and decreases in involuntary residual markets.

Property and casualty investment income increased by $459.4 and $640.0 million, or 37.0% and 60.4%, as compared to 1994 and 1993, respectively. Investment income increased primarily due to the acquisition of CIC, continued strong positive cash flow and higher yielding investments resulting from a shift late in the first quarter of 1994 to longer term securities. Interest rates on debt securities generally rose throughout 1994, but have generally declined in 1995. The bond segment of the investment portfolio yielded 6.88% in 1995 compared with 6.40% in 1994.

Pre-tax realized investment gains (losses) amounted to $320.6, $(164.1) and $674.5 million for the years 1995, 1994 and 1993, respectively.

Net income excluding net realized investment gains (losses) of CNA's property and casualty insurance subsidiaries was $355.3 million for 1995, compared to $125.6 million in 1994 and a net loss of $217.1 million for 1993. Net realized investment gains for 1995 were $174.8 million, compared to net realized losses of $86.6 million in 1994 and net realized gains of $362.9 million for 1993.

Property and casualty underwriting losses were $1,121.5 million in 1995, compared to $1,201.2 and $1,791.8 million in 1994 and 1993, respectively. The combined ratio was 110.3 for 1995, compared with 115.0 and 127.3 for 1994 and 1993, respectively. Contributing to the 1995 improvement in underwriting results were continued favorable loss trends in the workers' compensation line and lower catastrophe losses. The primary reason for the 1993 poor operating results was the reserve addition of $500 million related to litigation with Fibreboard in 1993 (see Note 19 of the Notes to Consolidated Financial Statements included in
Item 8). Such loss provision increased the combined ratio by 8.0% in 1993.

Catastrophe losses for 1995 on a pre-tax basis were approximately $149 million, compared with $283 million in 1994 and $74 million in 1993. CNA's 1995 catastrophe losses related primarily to tropical storms and hail storms in Texas. CNA's 1994 catastrophe losses related primarily to the Northridge earthquake near Los Angeles and severe winter storms in the Northeast.

CNA, consistent with sound insurance reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. These adjustments, referred to as "reserve development," are inevitable given the complexities of the reserving process and are recorded in the income statement in the period the need for the adjustments become apparent. The property and casualty underwriting losses include net adverse (favorable)

reserve development of $122, $(71) and $590 million for 1995, 1994 and 1993, respectively.

This adverse (favorable) reserve development reflects the effects of management's ongoing evaluation of reserve levels and is comprised of the following components:

                                     1995      1994      1993
                                     ----      ----      ----
            Environmental           $ 241     $ 181     $ 446
            Asbestos                  258        37       601
            Other                    (377)     (289)     (457)
                                    -------------------------
            Total                   $ 122     $ (71)    $ 590
                                    =========================

Management believes its reserves for environmental and asbestos claims are appropriately established based upon known facts and current case law. However, due to the inconsistencies of court coverage decisions, the number of waste sites subject to clean-up, the standards for clean-up and liability, and other factors, the ultimate exposure to CNA for these claims may vary materially from the amounts currently recorded, resulting in a potential increase in the claim reserves recorded. In addition issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct of the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to adjustment based upon newly available data. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional reserves that may be required. See Note 10 of the Notes to Consolidated Financial Statements, included in Item 8, for further discussion of environmental pollution and asbestos reserves.

Adverse 1995 environmental asbestos reserve development of $241 million includes $60 million related to CIC and results from CNA's ongoing monitoring of current settlement patterns, current pending cases and potential future claims. Adverse asbestos reserve development of $258 million in 1995 is based on management's assessment of the effects of 1995 payments and settlement activity as well as an ongoing review of pending asbestos cases and related legal decisions. Other 1995 reserve development, which nets to $377 million of favorable reserve development, is principally due to favorable claim frequency (rate of claim occurrence) and severity (average cost per claim) experience in the workers' compensation line of business. The 1993 environmental development includes an allocation of reserves for incurred but not reported environmental claims of $340 million. The 1993 asbestos development includes $500 million related to Fibreboard. See Note 19 of the Notes to Consolidated Financial Statements, included in Item 8, for further discussion of the Fibreboard litigation.

Life insurance revenues increased by $713.2 and $793.7 million, or 24.6% and 28.1%, as compared to 1994 and 1993, respectively. Life premium revenues increased by $390.0 and $614.5 million, or 14.9% and 25.7%, as compared to 1994 and 1993, respectively. Life insurance and annuity premiums for 1995 were up 13.2% and 24.2% from 1994 and 1993, respectively. The premium growth in 1995 was principally attributable to increases in new business in individual life operations. The premium growth in 1994 was $236 million and was principally attributable to increases in new business in group operations and pension operations. Life investment income increased by approximately 18.9% due to continued strong positive cash flow and higher yielding investments resulting from a shift in 1994 to longer term securities. The bond segment of the life investment portfolio yielded 6.97% in 1995, compared to 6.59% in 1994.

CNA's life insurance subsidiaries' net income excluding net realized investment gains (losses) was $91.3 million for 1995, compared to $68.4 and $34.0 million for 1994 and 1993, respectively. Profits increased primarily due to increased investment income and improved mortality experience and increased interest rate spreads on interest sensitive products, as well as increased product sales. Net realized investment gains for 1995 were $71.9 million, compared to net realized losses of $37.8 million for 1994 and net realized gains of $60.3 million for 1993.

Cigarettes

Revenues increased by $138.7 and $145.4 million, or 7.2% and 7.6%, as compared to 1994 and 1993, respectively. Net income increased by $15.3 and $22.6 million, or 4.4% and 6.6%, as compared to 1994 and 1993, respectively.

Revenues increased, as compared to 1994, by approximately $103.4 million, or 5.3%, due to an increase in unit sales volume and an increase of approximately $33.7 million, or 1.8%, due to increased unit prices. Compared to 1993, revenues increased by approximately $331.5 million, or 17.4%, due to increased sales volume, partially offset by a decrease of approximately $188.5 million, or 9.9%, due to lower unit prices reflecting the industry-wide price reduction in August 1993.

Lorillard's unit sales volume increased by 5.3% and 19.3% as compared to 1994 and 1993, respectively. Unit sales volume of the U.S. cigarette industry has decreased by 1.7% and increased 4.3% over the same periods. Newport, a full price brand which accounts for approximately 70% of Lorillard's unit sales, increased by 7.4% and 21.1% as compared to 1994 and 1993, respectively.

Net income improved due primarily to the increased revenues discussed above and, as compared to 1993, lower advertising and sales promotion expenses, partially offset by higher cost of sales.

Increased cost of sales reflect Lorillard's leaf tobacco purchases during 1995. In prior years, Lorillard utilized more leaf tobacco in its operations than it had purchased. Accordingly, under the LIFO valuation method, this had the effect of reducing cost of sales in 1994 and 1993. In addition, in 1995 Lorillard purchased more leaf tobacco than it used in its manufacturing operations due to unit volume increases. This added to the increased cost of sales in 1995, as compared to 1994 and 1993.

Although Lorillard has benefited from an increase in unit sales volume, the overall impact of the industry-wide price reduction in August 1993 reduced profit margins. In addition, it is expected that lower consumer cigarette consumption will continue to influence overall industry unit volume and that the discount category will continue to be a significant influence in overall sales.

Hotels

Revenues increased by $0.6 and $32.7 million, or 0.3% and 17.6%, as compared to 1994 and 1993, respectively. Net income decreased by $2.8 million and increased by $16.0 million, as compared to 1994 and 1993, respectively.

Revenues increased due primarily to a gain of $14.5 million in connection with the transfer of the Monte Carlo casino operations as well as improved occupancy and average room rates. These increases were offset in 1994 by a gain on sale of two hotel properties leased to others amounting to $30.2 million.

Net income declined, as compared to 1994, due to an after tax gain of $15.4 million related to the sale of two hotels leased to others. Exclusive of this transaction, net income increased, as compared to the prior years, due to the increased revenues discussed above, partially offset by a write-off of a pre-opening advance.

Drilling

Revenues increased by $35.8 and $51.2 million, or 11.8% and 17.8%, as compared to 1994 and 1993, respectively. Net loss decreased by $27.1 and $7.7 million, or 75.3%

and 46.4%, as compared to 1994 and 1993, respectively.

Revenues increased and net loss decreased, as compared to the prior years, due primarily to higher utilization and dayrates for semisubmersible rigs operating in both the North Sea and the Gulf of Mexico. These increases were partially offset by lower results from Diamond Offshore's jackup rigs operating in the Gulf of Mexico due to lower natural gas prices as well as an oversupply of rigs.

As previously discussed, Diamond Offshore sold shares of its common stock through an initial public offering in October 1995, the proceeds of which were used to retire intercompany debt. Accordingly, operating results in 1995 benefited from lower interest expense as compared to the prior year.

Watches and Clocks

Revenues decreased by $42.0 and $44.0 million, or 27.7% and 28.7%, as compared to 1994 and 1993, respectively. Net income increased by $1.7 and $0.1 million, as compared to 1994 and 1993, respectively.

In January 1995, Bulova sold its industrial and defense manufacturing business, Bulova Technologies, Inc. ("BTI"), and recognized a pre-tax and after tax gain of $0.6 and $0.4 million, respectively.

Exclusive of BTI, revenues increased $10.7 and $8.4 million, or 10.8% and 8.3%, and net income increased by $2.0 and $0.7 million, as compared to 1994 and 1993, respectively. Revenues and net income in 1995 include interest income of $4.2 million and a tax expense of $3.2 million resulting from a tax audit adjustment. Bulova also benefited from a favorable change in its product sales mix and lower interest expense, partially offset by gain on asset dispositions in 1993.

Other

Revenues increased by $1,312.4 and $1,079.3 million, as compared to 1994 and 1993, respectively. Net income increased by $832.8 and $672.0 million as compared to 1994 and 1993, respectively. Other operations consist primarily of investment income of non-insurance companies and the Company's investment in CBS Inc.

Revenues and net income increased due primarily to realized investment gains from securities transactions. Pre-tax realized investment gains (losses) amounted to $1,120.2, $(201.9) and $62.5 million for the years ended December 31, 1995, 1994 and 1993, respectively. Realized investment gains (losses) after tax amounted to $726.5, $(131.3) and $38.7 million for the respective periods. Pre-tax realized investment gains in 1995 include $579.2, $372.9 and $192.9 million related to the sale by the Company of its CBS common shares, its disposition of a substantial portion of its holdings of Champion International and a gain recognized from Diamond Offshore's initial public offering, respectively.

Exclusive of securities transactions, other revenues decreased by $9.7 million and increased by $21.6 million, or 7.1% and 20.5%, as compared to 1994 and 1993, respectively. Revenues declined in 1995 due primarily to lower earnings (accounted for under the equity method) of CBS Inc. This decline was partially offset by higher investment income reflecting increased levels of invested assets. Revenues increased, as compared to 1993, due to the higher investment income, partially offset by the lower earnings of CBS Inc. Net income decreased by $25.0 and $15.8 million due primarily to higher interest expense and lower earnings from CBS Inc., partially offset by increased investment income.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------
Assets:
-------------------------------------------------------------------------------------------------

December 31                                                               1995              1994
-------------------------------------------------------------------------------------------------
(Amounts in millions of dollars)


Investments (Notes 1, 2, 3 and 4):

  Fixed maturities, amortized cost of $29,403.5 and $21,644.7        $30,467.7         $20,852.1

  Equity securities, cost of $990.9 and $1,270.3                       1,213.6           1,438.1

  Mortgage loans and notes receivable                                    132.3              68.0

  Policy loans                                                           177.2             176.3

  Other investments                                                      503.1             104.1

  Short-term investments                                               7,137.0           8,437.6
------------------------------------------------------------------------------------------------

Total investments                                                     39,630.9          31,076.2

Cash                                                                     241.7             160.6

Receivables-net (Notes 1 and 7)                                       13,128.6           8,068.0

Property, plant and equipment-net (Notes 1 and 8)                      1,437.5           1,089.9

Deferred income taxes (Note 11)                                        1,205.2           1,679.2

Prepaid reinsurance premiums (Note 18)                                   495.4             175.1

Goodwill and other intangible assets-net (Note 1)                        481.8              92.8

Other assets (Notes 6, 9 and 14)                                       1,075.7             889.3

Deferred policy acquisition costs of insurance subsidiaries (Note 1)   1,493.3           1,024.6

Separate Account business (Notes 1 and 3)                              5,868.1           6,080.3
------------------------------------------------------------------------------------------------

Total assets                                                         $65,058.2         $50,336.0
================================================================================================

See Notes to Consolidated Financial Statements.

                                                                      CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
-------------------------------------------------------------------------------------------------

December 31                                                               1995              1994
-------------------------------------------------------------------------------------------------
(Amounts in millions of dollars)


Insurance reserves (Notes 1 and 10):
  Claim and claim expense                                            $32,032.4         $22,564.7
  Future policy benefits                                               3,515.9           3,046.1
  Unearned insurance premiums                                          4,549.5           2,690.7
  Policyholders' funds                                                   705.0             632.3
------------------------------------------------------------------------------------------------
Total insurance reserves                                              40,802.8          28,933.8
Accounts payable and accrued liabilities                               1,941.8           1,153.0
Payable for securities purchased                                         435.3             489.8
Securities sold under agreements to repurchase (Notes 1 and 2)           774.1           4,571.5
Long-term debt, less unamortized discount (Notes 3 and 13)             4,248.2           2,144.4
Deferred credits and other liabilities (Notes 1 and 14)                1,409.9             713.1
Separate Account business (Notes 1 and 3)                              5,868.1           6,080.3
------------------------------------------------------------------------------------------------
Total liabilities                                                     55,480.2          44,085.9
------------------------------------------------------------------------------------------------

Minority interest                                                      1,339.3             844.8
------------------------------------------------------------------------------------------------

Commitments and contingent liabilities
  (Notes 1, 2, 4, 10, 11, 12, 13, 14, 18, 19 and 22)

Shareholders' equity (Notes 1, 2, 6, 13, 14 and 15):
  Common stock, $1 par value:
    Authorized - 200,000,000 shares
    Issued and outstanding - 117,832,800 and 58,964,900 shares           117.8              59.0
  Additional paid-in capital                                             170.0             219.1
  Earnings retained in the business                                    7,157.8           5,469.9
  Unrealized appreciation (depreciation)                                 793.1            (322.7)
  Pension liability adjustment                                                             (20.0)
------------------------------------------------------------------------------------------------
Total shareholders' equity                                             8,238.7           5,405.3
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $65,058.2         $50,336.0
================================================================================================

STATEMENTS OF CONSOLIDATED INCOME
-------------------------------------------------------------------------------------------------



Year Ended December 31                                    1995              1994             1993
-------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)

Revenues (Note 1):

Insurance premiums (Note 18):
  Property and casualty                              $ 8,723.8         $ 6,837.1        $ 6,273.6
  Life                                                 3,006.5           2,616.5          2,392.0
Investment income, net of expenses (Note 2)            2,211.5           1,671.3          1,377.8
Realized investment gains (losses) (Notes 2 and 6)     1,387.1            (447.0)           862.8
Manufactured products (including excise taxes of
 $455.0, $431.7 and $379.4)                            2,152.2           2,061.4          2,055.1
Gain on sale of subsidiary's stock (Note 16)             192.9
Other                                                  1,003.4             775.9            725.5
-------------------------------------------------------------------------------------------------
Total                                                 18,677.4          13,515.2         13,686.8
-------------------------------------------------------------------------------------------------

Expenses (Note 1):

Insurance claims and policyholders' benefits
 (Notes 10 and 18)                                    10,893.1           9,246.4          9,271.5
Amortization of deferred policy acquisition costs      1,843.5           1,373.1          1,193.4
Cost of manufactured products sold                       964.1             929.4            864.1
Selling, operating, advertising and administrative
 expenses                                              1,854.9           1,525.6          1,506.1
Interest                                                 282.5             174.6            162.3
-------------------------------------------------------------------------------------------------
Total                                                 15,838.1          13,249.1         12,997.4
-------------------------------------------------------------------------------------------------
                                                       2,839.3             266.1            689.4
-------------------------------------------------------------------------------------------------

Income taxes (benefits) (Note 11)                        945.3              (9.0)            46.6
Minority interest                                        128.3               7.3             48.7
-------------------------------------------------------------------------------------------------
Total                                                  1,073.6              (1.7)            95.3
-------------------------------------------------------------------------------------------------
Net income                                           $ 1,765.7         $   267.8        $   594.1
=================================================================================================
Net income per share (Note 15)                       $   14.98         $    2.22        $    4.63
=================================================================================================

See Notes to Consolidated Financial Statements.

                                                  STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------


                                                      Earnings                           Common
                                           Additional Retained   Unrealized    Pension   Stock
                                   Common   Paid-in    in the   Appreciation  Liability  Held in
                                   Stock    Capital   Business (Depreciation) Adjustment Treasury
-------------------------------------------------------------------------------------------------
(Amounts in millions)

Balance, December 31, 1992         $ 65.1    $163.1   $5,267.0   $   31.8
  Net income                                             594.1
  Dividends paid, $.50 per share                         (64.3)
  Purchases of common stock                                                              $ 336.3
  Retirement of treasury stock       (3.6)    (12.6)    (320.1)                           (336.3)
  Accounting change (Note 1)                                        367.9
  Net unrealized appreciation                                         7.0
  Pension liability adjustment
   (Note 14)                                                                    $(28.0)
  Equity in certain transactions of
   subsidiary companies (Note 6)               59.8
-------------------------------------------------------------------------------------------------
Balance, December 31, 1993           61.5     210.3    5,476.7      406.7        (28.0)
  Net income                                             267.8
  Dividends paid, $.50 per share                         (60.2)
  Purchases of common stock                                                                226.8
  Retirement of treasury stock       (2.5)     (9.9)    (214.4)                           (226.8)
  Net unrealized depreciation                                      (729.4)
  Pension liability adjustment
   (Note 14)                                                                       8.0
  Equity in certain transactions of
   subsidiary companies (Note 6)               18.7
-------------------------------------------------------------------------------------------------
Balance, December 31, 1994           59.0     219.1    5,469.9     (322.7)       (20.0)
  Net income                                           1,765.7
  Two-for-one stock split            59.0     (59.0)
  Dividends paid, $.63 per share                         (73.8)
  Purchases of common stock                                                                  4.3
  Retirement of treasury stock        (.2)      (.1)      (4.0)                             (4.3)
  Net unrealized appreciation                                     1,115.8
  Pension liability adjustment
   (Note 14)                                                                      20.0
  Equity in certain transactions of
   subsidiary companies                        10.0
-------------------------------------------------------------------------------------------------
Balance, December 31, 1995         $117.8    $170.0   $7,157.8   $  793.1
=================================================================================================

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
-------------------------------------------------------------------------------------------------



Year Ended December 31                                    1995            1994             1993
-------------------------------------------------------------------------------------------------
(Amounts in millions)

Operating Activities:

Net income                                          $  1,765.7      $    267.8       $    594.1
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Undistributed earnings from unconsolidated
   companies                                             (14.4)          (30.1)           (50.0)
  Distribution of CBS equity earnings                      4.4            91.6              3.8
  Provision for minority interest                        128.3             7.3             48.7
  Amortization of investments                           (141.4)         (120.0)           (95.3)
  Depreciation and amortization                          225.8           160.7            135.1
  Realized investment (gains) losses                  (1,580.0)          447.0           (862.8)
  Provision for deferred income taxes                    302.3          (112.1)          (181.6)
Changes in assets and liabilities-net:
  Reinsurance receivables                                (41.4)         (236.0)           298.2
  Other receivables                                     (164.5)         (369.6)           350.0
  Prepaid reinsurance premiums                           129.7            (7.9)           (15.0)
  Deferred policy acquisition costs                     (162.6)          (45.4)           (92.2)
  Insurance reserves and claims                          431.0         1,484.4          1,229.5
  Accounts payable and accrued liabilities               290.3            78.8            403.0
  Other-net                                              122.7          (117.2)          (104.8)
-------------------------------------------------------------------------------------------------
                                                       1,295.9         1,499.3          1,660.7
-------------------------------------------------------------------------------------------------

Investing Activities:

Purchases of fixed maturities                        (29,275.3)      (34,282.1)       (42,893.4)
Proceeds from sales of fixed maturities               24,093.6        25,398.7         41,339.8
Proceeds from maturities of fixed maturities           2,855.2         4,506.3          2,349.4
Purchases of equity securities                        (1,479.3)       (1,195.1)          (957.8)
Proceeds from sales of equity securities               2,317.9         1,034.1            874.4
Purchase of The Continental Corporation-net
 of cash acquired                                       (960.4)
Proceeds from sale of CBS stock                          901.7
Proceeds from Diamond Offshore initial public
 offering                                                338.4
Return of investment from CBS tender offer                               184.0
Purchases of property and equipment                     (257.9)         (209.1)          (159.5)
Proceeds from sales of property and equipment             16.5            97.7             20.3
Securities sold under agreements to repurchase        (3,797.4)        3,958.3              2.3
Change in short-term investments                       2,998.8          (594.9)        (2,259.3)
Change in other investments                               (1.5)          (63.4)             8.1
-------------------------------------------------------------------------------------------------
                                                      (2,249.7)       (1,165.5)        (1,675.7)
-------------------------------------------------------------------------------------------------

                                                          STATEMENTS OF CONSOLIDATED CASH FLOWS
-----------------------------------------------------------------------------------------------



Year Ended December 31                                    1995            1994             1993
-------------------------------------------------------------------------------------------------
(Amounts in millions)

Financing Activities:

Dividends paid to shareholders                           (73.8)          (60.2)           (64.3)
Purchases of treasury shares                              (6.0)         (225.1)          (336.3)
Principal payments on long-term debt                      (8.8)          (54.5)          (745.2)
Issuance of long-term debt                             1,337.0             0.5          1,181.9
Net decrease in short-term debt                         (201.9)
Receipts credited to policyholders                        22.6            32.8             47.5
Withdrawals of policyholder account balances             (34.2)          (22.4)           (18.2)
-------------------------------------------------------------------------------------------------
                                                       1,034.9          (328.9)            65.4
-------------------------------------------------------------------------------------------------

Net change in cash                                        81.1             4.9             50.4
Cash, beginning of year                                  160.6           155.7            105.3
-------------------------------------------------------------------------------------------------
Cash, end of year                                   $    241.7      $    160.6       $    155.7
=================================================================================================

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Note 1. Summary of Significant Accounting Policies -

Principles of consolidation - The consolidated financial statements include all significant subsidiaries and all material intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in associated companies in which the Company generally has an interest of 20% to 50%.

Accounting estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting changes - Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement requires that investments in debt and equity securities classified as available for sale be carried at fair value. Previously, fixed income securities classified as available for sale were carried at the lower of aggregate amortized cost or fair value. Unrealized gains and losses are reflected as a separate component of shareholders' equity, net of deferred income taxes, participating policyholders' and minority interests. The effect of adopting this Statement was to increase shareholders' equity by $367.9 (net of $294.0 in deferred income taxes, participating policyholders' and minority interests). The adoption of this Statement did not impact net income. Separate Account assets invested in debt securities have also been classified as available for sale and are carried at fair value.

Investments - Investments in securities, which are held principally by insurance subsidiaries of CNA Financial Corporation ("CNA"), an 84% owned subsidiary, are carried as follows:

The Company believes it has the ability to hold all fixed income investments until maturity. However, securities may be sold to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, as part of the Company's asset/liability strategy, or for other similar factors. As a result, the Company considers its fixed maturity securities (bonds and redeemable preferred stocks) and equity securities as available for sale and they are carried at fair value. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Effective January 1, 1996, equity securities added to the parent company's investment portfolio will be classified as trading securities in order to reflect the Company's investment philosophy. These investments will be carried at fair value with the net unrealized gain or loss included in the income statement.

Derivative instruments are generally held for trading purposes and as such, are marked to market and gains or losses are included in realized investment gains or losses. Interest rate swaps which are used to manage the Company's exposure to variable rate long-term debt are not considered held for trading purposes. Such swaps are accounted for as an adjustment to interest expense.
Mortgage loans are carried at unpaid principal balances, including unamortized premium or discount. Real estate is carried at depreciated cost. Policy loans are carried at unpaid balances. Short-term investments include U.S. government securities, commercial paper and time deposits and are carried at fair value, which approximates amortized cost.

All securities transactions are recorded on the trade date. The cost of securities sold is determined by the identified certificate method. Unrealized appreciation (depreciation) in shareholders' equity reflects the unrealized gain or loss on investments which are available for sale and carried at fair value, net of applicable deferred income taxes and participating policyholders' and minority interests. Investments are written down to estimated fair values and losses are charged to income when a decline in value is considered to be other than temporary.

Securities sold under agreements to repurchase - The Company has a securities lending program where securities are loaned to third parties, primarily major brokerage firms. Borrowers of these securities must deposit 100% of the market value of these securities if the collateral is cash, or 102% if the collateral is securities. Cash deposits from these transactions have been invested in short-term investments (primarily U.S. government securities and commercial paper). Securities sold under repurchase agreements are recorded at their contracted repurchase amounts. The Company continues to receive the interest on the loaned debt securities, as beneficial owner, and accordingly, the loaned debt securities are included in fixed maturity securities.

Insurance Operations - Premium revenue - Insurance premiums on property and casualty and health insurance contracts (included in life premiums) are earned ratably over the terms of the policies after provision for estimated adjustments on retrospectively rated policies and deductions for ceded insurance. Revenues on universal life type contracts comprise contract charges and fees which are recognized over the coverage period. Other life insurance premiums are recognized as revenue when due after deductions for ceded insurance.

Claim and claim expense reserves - Claim and claim expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and health disability claims, are based on undiscounted (a) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations, (b) estimates of unreported losses based upon past experience, (c) estimates of losses on assumed insurance, and (d) estimates of future expenses to be incurred in settlement of claims. In establishing these estimates, consideration is given to current conditions and trends as well as past company and industry experience.

Claim and claim expense reserves are based on estimates and the ultimate liability may vary significantly from such estimates. CNA regularly reviews its reserves, and any adjustments that are made to the reserves are reflected in operating income in the period the need for such adjustments become apparent. See Note 10 for a further discussion of claim and claim expense reserves.

Structured settlements have been negotiated for claims on certain property and casualty insurance policies. Structured settlements are agreements to provide periodic payments to claimants, which are fixed and determinable as to the amount and time of payment. Certain structured settlements are funded by annuities purchased from CNA's life insurance subsidiary. Related annuity obligations are carried in future policy benefits reserves. Obligations for structured settlements not funded by annuities are carried at discounted values which approximate the alternative cost of annuity purchases. Such reserves, discounted at interest rates ranging from 6.3% to 7.5%, totaled $897.0 and $839.0 at December 31, 1995 and 1994, respectively.

Workers' compensation lifetime claims and accident and health disability claim reserves are discounted at interest rates ranging from 3.5% to 6.0% with mortality and morbidity assumptions reflecting CNA's and current industry experience. Such discounted reserves totaled $2,688.2 and $1,114.9 at December 31, 1995 and 1994, respectively.

Future policy benefits reserves - Reserves for traditional life insurance products are computed based upon net level premium methods using actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions include a margin for adverse deviations and generally vary by plan, age at issue and policy duration. Interest rates range from 3% to 10.5%, and mortality, morbidity and withdrawal assumptions reflect CNA and industry experience prevailing at the time of issue. Renewal expense estimates include the estimated effects of inflation and expenses beyond the premium paying period.

Involuntary risks - CNA's share of involuntary risks is mandatory and generally a function of its share of the voluntary market by line of insurance in each state. CNA records the estimated effects of its mandatory participation in residual markets on an accrual basis. CNA records assessments for insolvencies as they are paid. Accrual of such assessments is not practical, as past experience is not a reliable indicator of future activity.

Reinsurance - CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability.

Deferred policy acquisition costs - Costs of acquiring property and casualty insurance business, which vary with and are primarily related to the production of such business, are deferred and amortized ratably over the period the related premiums are recognized. Such costs include commissions, premium taxes, and certain underwriting and policy issuance costs. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs. Life acquisition costs are capitalized and amortized based on assumptions consistent with those used for computing policy benefit reserves. Acquisition costs on ordinary life business are amortized over the assumed premium paying periods. Universal life and investment annuity acquisition costs are amortized in proportion to the present value of estimated gross profits over the products' assumed durations, which are regularly evaluated and adjusted, as appropriate. To the extent that unrealized gains or losses on securities available for sale would result in an adjustment of deferred policy acquisition costs had those gains or losses actually been realized, the related unamortized deferred policy acquisition costs are recorded as an adjustment of the unrealized gains or losses included in shareholders' equity.

Restricted investments - On December 30, 1993, CNA deposited $986.8 in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in
Note 19. The funds are included in short-term investments and are invested in U.S. treasury securities. The escrow account amounted to $1,044.6 and $1,009.9 at December 31, 1995 and 1994, respectively.

Participating business - Participating business represented 0.6%, 0.9% and 1.1% of CNA's gross life insurance in force and 0.8%, 1.0% and 1.1% of life insurance premium income for 1995, 1994 and 1993, respectively. Participating policyholders' equity is determined by allocating 90% of related net income or loss and unrealized investment gains or losses to such business, less dividends determined by CNA's Board of Directors. In the accompanying Statements of Consolidated Income, revenues and benefits and expenses include amounts related to participating policies; the net income or loss allocated to participating policyholders' equity is a component of insurance claims and policyholders' benefits.

Separate Account business - CNA's life insurance subsidiary, Continental Assurance Company ("CAC"), issues certain investment and annuity contracts, the assets and liabilities of which are legally segregated and reflected in the accompanying Consolidated Balance Sheets as assets and liabilities of Separate Account business. CAC guarantees principal and a specified return to the contract holders of approximately 85% of the Separate Account business. Substantially all assets of the Separate Accounts are carried at fair value.

Statutory capital and surplus - Statutory capital and surplus and net income, determined in accordance with accounting practices prescribed by the regulations and statutes of various state insurance departments, for property and casualty and life insurance subsidiaries are as follows:

                               Statutory Capital
                                  and Surplus            Statutory Net Income
                              -------------------      -------------------------
                                  December 31            Year Ended December 31
                              -------------------      -------------------------
                                  1995      1994*        1995**   1994*    1993*
--------------------------------------------------------------------------------

Property and casualty         $5,695.9   $3,367.3      $1,208.3   $67.3   $120.7
Life                           1,127.6    1,054.6          30.2    65.1      0.1
--------------------------------------------------------------------------------

 * Excludes results for The Continental Corporation.
** Includes the results of The Continental Corporation for the full year.

Statutory accounting practices - CNA's insurance affiliates are domiciled in various states including Illinois, California, Connecticut, Delaware, Hawaii, Indiana, Massachusetts, Missouri, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Puerto Rico and Texas. These affiliates prepare their statutory financial statements in accordance with accounting practices specifically "prescribed" or otherwise permitted by the respective state's insurance department. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. CNA has no material permitted accounting practices.

Inventories -

Tobacco products - These inventories, aggregating $192.2 and $171.5 at December 31, 1995 and 1994, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method.

Watches and clocks - These inventories, aggregating $38.9 and $57.0 at December 31, 1995 and 1994, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

Property, Plant and Equipment - Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the various classes of properties. Leaseholds and leasehold improvements are depreciated or amortized over the terms of the related leases (including optional renewal periods where appropriate) or the estimated lives of improvements, if less than the lease term.

The principal service lives used in computing provisions for depreciation are as follows:

                                                                           Years
                                                                           -----
Buildings and building equipment                                              40
Building fixtures                                                       10 to 20
Machinery and equipment                                                  5 to 12
Hotel equipment                                                          4 to 12
Drilling equipment                                                      10 to 25

Goodwill and other intangible assets - Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is generally amortized on a straight-line basis over the period of expected benefit of twenty years. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Accumulated amortization at December 31, 1995 and 1994 was $207.1 and $181.5, respectively. Amortization expense amounted to $25.6, $9.1 and $8.8 for the years ended December 31, 1995, 1994 and 1993, respectively. Intangible assets are periodically reviewed to determine whether an impairment in value has occurred.

Research and Development Costs - Research and development costs are charged to expense as incurred and amounted to $11.8, $11.8 and $11.9 for the years ended December 31, 1995, 1994 and 1993, respectively.

Reclassification - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1995.

Note 2. Investments -

Investment income consisted of:

Year Ended December 31                                          1995          1994          1993
-------------------------------------------------------------------------------------------------

Fixed maturities:
  Bonds:
    Tax exempt                                              $  264.3      $  333.8      $  504.9
    Taxable                                                  1,512.1       1,019.1         539.7
  Redeemable preferred stocks                                    3.9          13.5          21.2
Equity securities                                               55.5          28.2          16.5
Mortgage loans                                                  15.2           6.2          15.4
Policy loans                                                    12.6          10.5          10.4
Security repurchase transactions                               215.5         271.2          11.2
Short-term investments                                         302.3         174.1         276.9
Other                                                           49.0          25.8          12.1
-------------------------------------------------------------------------------------------------
Total investment income                                      2,430.4       1,882.4       1,408.3
Investment expenses                                             46.1          24.0          24.7
Security repurchase transactions                               172.8         187.1           5.8
-------------------------------------------------------------------------------------------------
Investment income-net                                       $2,211.5      $1,671.3      $1,377.8
=================================================================================================

Realized investment gains (losses) are as follows:

Year Ended December 31                                          1995          1994          1993
-------------------------------------------------------------------------------------------------

Fixed maturities                                            $  222.4      $ (314.8)     $  765.9
Equity securities                                            1,075.5          41.6          92.1
Derivative instruments                                         (31.4)        (14.6)          0.1
Short-term investments                                          47.5        (164.7)          1.1
Other, principally Separate Accounts                            73.1           5.5           3.6
-------------------------------------------------------------------------------------------------
                                                             1,387.1        (447.0)        862.8
Gain on sale of subsidiary's stock                             192.9
-------------------------------------------------------------------------------------------------
                                                             1,580.0        (447.0)        862.8
Income tax (expense) benefit                                  (552.3)        155.3        (300.0)
Allocated to participating policyholders                        (7.8)         10.9         (13.1)
Minority interest                                              (46.7)         25.1         (87.8)
-------------------------------------------------------------------------------------------------
Realized investment gains (losses)-net                      $  973.2      $ (255.7)     $  461.9
=================================================================================================

The carrying value of investments (other than equity securities) that have not produced income for the last twelve months is $98.3 at December 31, 1995.

Investment gains of $1,135.2, $322.4 and $1,020.7 and losses of $369.0, $760.3 and $161.6 were realized on securities available for sale for the years ended December 31, 1995, 1994 and 1993, respectively.

The amortized cost and market values of securities available for sale are as follows:

                                                                   Unrealized
                                              Amortized      ----------------------       Market
December 31, 1995                                Cost          Gains        Losses        Value
-------------------------------------------------------------------------------------------------

U.S. government and obligations of
 government agencies                          $13,064.0      $  479.5      $    1.3     $13,542.2
Asset-backed                                    5,939.7         160.3          13.8       6,086.2
States, municipalities and political
 subdivisions-tax exempt                        3,452.8         163.7          13.4       3,603.1
Corporate                                       4,540.4         215.2          39.9       4,715.7
Other debt                                      2,306.3         105.4           7.5       2,404.2
Redeemable preferred stocks                       100.3          17.2           1.2         116.3
-------------------------------------------------------------------------------------------------
Total fixed maturities                         29,403.5       1,141.3          77.1      30,467.7
Equity securities                                 990.9         247.3          24.6       1,213.6
Short-term investments                          7,117.0          20.0                     7,137.0
-------------------------------------------------------------------------------------------------
                                              $37,511.4      $1,408.6      $  101.7     $38,818.3
=================================================================================================


December 31, 1994
-------------------------------------------------------------------------------------------------

U.S. government and obligations of
 government agencies                          $11,395.2      $   15.6      $  629.1     $10,781.7
Asset-backed                                    2,693.2          11.2         140.9       2,563.5
States, municipalities and political
 subdivisions-tax exempt                        3,716.7         121.8          68.9       3,769.6
Corporate                                       1,956.5          19.9         104.7       1,871.7
Other debt                                      1,459.3          23.3          45.8       1,436.8
Redeemable preferred stocks                       423.8           8.2           3.2         428.8
-------------------------------------------------------------------------------------------------
Total fixed maturities                         21,644.7         200.0         992.6      20,852.1
Equity securities                               1,270.3         228.4          60.6       1,438.1
Short-term investments                          8,448.1           1.1          11.6       8,437.6
-------------------------------------------------------------------------------------------------
                                              $31,363.1      $  429.5      $1,064.8     $30,727.8
=================================================================================================

The amortized cost and market value of fixed maturities at December 31, 1995 and 1994 are shown below by contractual maturity. Actual maturities differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

                                                      1995                        1994
                                             ----------------------    --------------------------
                                             Amortized       Market     Amortized       Market
December 31                                     Cost         Value         Cost         Value
-------------------------------------------------------------------------------------------------

Due in one year or less                      $   862.7     $   866.5    $ 1,618.9     $ 1,610.8
Due after one year through five years         11,916.2      12,124.0      7,484.0       7,083.7
Due after five years through ten years         4,542.5       4,767.2      4,718.2       4,409.2
Due after ten years                            6,155.3       6,637.3      5,130.5       5,184.9
Asset-backed securities not due at a
 single maturity date                          5,926.8       6,072.7      2,693.1       2,563.5
-------------------------------------------------------------------------------------------------
                                             $29,403.5     $30,467.7    $21,644.7     $20,852.1
=================================================================================================

Note 3. Fair Value of Financial Instruments -

                                                      1995                       1994
                                             -----------------------   --------------------------
                                              Carrying    Estimated     Carrying      Estimated
December 31                                    Amount     Fair Value     Amount       Fair Value
-------------------------------------------------------------------------------------------------

Financial assets:
  Investments:
    Mortgage loans and notes
     receivable                              $   132.3     $   128.9    $    68.0     $    67.5
    Policy loans                                 177.2         166.6        176.3         155.2
    Other investments                            499.9         543.4        101.1         102.1
  Separate Account assets:
    Fixed maturities available for sale        5,499.3       5,499.3      5,250.2       5,250.2
    Equity securities available for sale         242.7         242.7        139.5         139.5
    Other                                        126.1         133.2        690.6         691.8

Financial liabilities:
  Premium deposits and annuity contracts         825.5         776.8        603.0         593.6
  Long-term debt                               4,189.9       4,305.5      2,132.1       1,957.8
  Financial guarantee liabilities                479.6         472.8        441.8         425.2
  Separate Account liabilities:
    Guaranteed investment contracts            4,315.8       4,455.5      4,747.9       4,874.6
    Deferred annuities                            74.1         108.2         62.5          89.0
    Variable Separate Accounts                   228.0         228.0        168.4         168.4
    Other                                        585.8         585.8        658.6         658.6
-------------------------------------------------------------------------------------------------

In cases where quoted market prices are not available, fair values may be based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Accordingly, the estimates presented herein are subjective in nature and are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The amounts reported in the balance sheet for fixed maturities securities, equity securities, derivative instruments, short-term investments and securities sold under agreements to repurchase are at fair value. As such, these financial instruments are not shown in the table above. See Note 4 for the fair value of derivative instruments. Since the disclosure excludes certain financial instruments and all nonfinancial instruments such as real estate and insurance reserves, the aggregate fair value amounts cannot be summed to determine the underlying economic value of the Company.

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

Other investments and other Separate Account assets consist of investments in limited partnerships and various miscellaneous assets. Valuation techniques to determine fair value consist of discounted cash flows and quoted market prices of (a) the investments, (b) comparable instruments or (c) underlying assets of the investments.

Premium deposits and annuity contracts are valued based on cash surrender values and the outstanding fund balances.

The fair value of the liability for financial guarantee contracts is based on discounted cash flows utilizing interest rates currently being offered for similar contracts or spot interest rates.

Guaranteed investment contracts and deferred annuities of the Separate Accounts are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with similar maturities. The fair value of the liabilities for variable Separate Accounts are based on the quoted market values of the underlying assets of each variable Separate Account. The fair value of other Separate Account liabilities approximates carrying value.

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

Note 4. Off-Balance-Sheet and Derivative Financial Instruments -

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

The notional amounts of derivatives shown in the following table does not represent amounts exchanged in these transactions and, therefore, are not a measure of the exposure the Company has through its use of derivative instruments. In addition, notional amounts are presented gross and do not reflect the net effect of offsetting positions. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivative instruments.

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

The Company's investments in derivative instruments are as follows:

                                                         Fair Value
                                                      Asset (Liability)
                                        Contractual/ --------------------  Estimated
                                          Notional            Average for  Potential  Recognized
December 31, 1995                          Value     Year-End  the Year    Exposure   Gain (Loss)
-------------------------------------------------------------------------------------------------

Interest rate swaps                       $   93.0     $ 10.0    $  1.1                  $  9.1
Options on equities and equity index       3,455.1       39.2      19.4   $  (5.6)(1)     (59.3)
Options on foreign currency                  434.7       37.8      10.4                    72.5
Options on treasury securities             1,111.6      (12.1)     (3.4)   (176.5)(2)      (1.8)
Financial futures and forwards:
  Foreign currency                           508.6        (.5)       .3     (20.8)(3)      (3.9)
  Equity index and other                     717.1                         (140.7)(1)     (44.0)
Commodity:
  Swaps                                      262.1      (31.4)    (33.2)    (46.1)(1)      (2.8)
  Options                                    596.5        2.5       3.0                    (2.9)
  Futures                                      7.9                           (1.6)(1)
  Purchase obligations                        88.0      (14.4)    (19.6)    (14.7)(1)       1.7
------------------------------------------------------------------------              -----------
Total                                     $7,274.6     $ 31.1    $(22.0)                 $(31.4)
=================================================================================================

Note: The calculation of estimated potential exposure is based on assumed adverse changes in the underlying reference price or index of (1) 20%,
      (2) 15% or (3) 10%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated potential exposure.

                                                         Fair Value
                                                      Asset (Liability)
                                        Contractual/ --------------------  Estimated
                                          Notional            Average for  Potential  Recognized
December 31, 1994                          Value     Year-End   the Year   Exposure   Gain (Loss)
-------------------------------------------------------------------------------------------------

Interest rate swaps                      $   75.0     $  0.5    $ (1.3)   $  (7.6)(1)    $ (8.9)
Options on equities and equity index        712.0       (1.3)     (0.6)      (8.2)(1)      32.5
Options on foreign currency                  75.0        0.1       1.4                     (3.0)
Financial futures and forwards:
  Foreign currency                          586.8       (0.5)    (14.2)      (5.6)(1)      (3.8)
  Equity index and other                     78.9        0.1       0.1       (7.9)(1)     (25.3)
Commodity:
  Swaps                                     295.6      (29.0)    (27.0)     (53.3)(2)      (5.8)
  Options                                   208.5        0.2       5.5                      1.4
  Futures                                     9.1                  0.2       (0.5)(3)       0.1
  Forwards                                                                                  4.5
  Purchase obligations                       88.0      (16.2)    (13.5)     (14.4)(2)      (6.3)
-----------------------------------------------------------------------               -----------
Total                                    $2,128.9     $(46.1)   $(49.4)                  $(14.6)
=================================================================================================

Note: The calculation of estimated potential exposure is based on assumed adverse changes in the underlying reference price or index of (1) 10%, (2) 20% or (3) 5%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated potential exposure.

The notional values presented in the tables above include purchased options of $3,324.1 and $475.8 at December 31, 1995 and 1994, respectively.

The Company's measure of exposure represents an estimate of net losses that would be recognized on each class of derivative instrument held by the Company at December 31, assuming immediate adverse market movements of the magnitude described above. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

CNA has entered into interest rate swap agreements to convert the variable rate of the borrowing under the bank credit facility and the commercial paper program to a fixed rate. Since these interest rate swaps are not held for trading purposes, they are not included in the preceding tables. At December 31, 1995, CNA had outstanding interest rate swap agreements with several banks having a total notional principle amount of $1,200 and a fair value liability of $28.7. Those agreements, which terminate from May 2000 to December 2000, effectively fix the Company's interest rate exposure on $1,200 of variable rate debt.

The Company also enters into short sales as part of its portfolio management strategy. These sales resulted in proceeds of $182.4 and $117.9 with fair value liabilities of $188.5 and $144.5 at December 31, 1995 and 1994, respectively. Estimated fair values approximate carrying values and are based on quoted market prices, where available.

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

At December 31, 1995 and 1994, gross exposure of financial guarantee insurance contracts amounted to $707 and $630, respectively. The degree of risk attached to this exposure is substantially reduced through reinsurance, collateral requirements and diversification of exposures. At December 31, 1995 and 1994, collateral consisting of letters of credit and debt service reserves amounted to $39 and $45, respectively. In addition, security interests in real estate are also obtained. Approximately 44% and 38% of the risks were ceded to reinsurers at December 31, 1995 and 1994, respectively. Total exposure, net of reinsurance, amounted to $395 and $393 at December 31, 1995 and 1994, respectively. Gross unearned premium reserves for financial guarantee contracts were $17 and $22 at December 31, 1995 and 1994, respectively. Gross claim and claim expense reserves totaled $463 and $420 at December 31, 1995 and 1994, respectively.

Note 5. Purchase of Business -

On May 10, 1995, CNA acquired all the outstanding shares of The Continental Corporation ("CIC") for approximately $1,100, or $20 per CIC share. To finance the acquisition, CNA entered into a five year $1,325 revolving credit facility (see Note 13). CIC is an insurance holding company principally engaged through subsidiaries in the business of property and casualty insurance.

The acquisition of CIC has been accounted for as a purchase, and CIC's operations are included in the Consolidated Financial Statements as of May 10, 1995. The purchase of CIC reflects goodwill of approximately $366 which will be amortized over twenty years at an annual charge of $18.3.

The pro forma consolidated condensed results of operations presented below assume the above transaction had occurred at the beginning of the periods presented.

Year Ended December 31                                                    1995              1994
-------------------------------------------------------------------------------------------------

Revenues                                                             $20,132.5         $18,622.2
=================================================================================================
Realized gains (losses) included in revenue                          $ 1,699.0         $  (371.0)
=================================================================================================
Income (loss) before taxes and minority interest                     $ 2,881.4         $  (830.9)
Income tax (expense) benefit                                            (975.8)            400.8
Minority interest                                                       (130.2)            104.9
-------------------------------------------------------------------------------------------------
Net income (loss)                                                    $ 1,775.4         $  (325.2)
=================================================================================================
Per Share                                                            $   15.07         $   (2.70)
=================================================================================================

The pro forma consolidated condensed financial information is not necessarily indicative either of the results of operations that would have occurred had these transactions been consummated at the beginning of the periods presented or of future operations of the combined companies.

Note 6. Investment in CBS Inc. -

On November 24, 1995, Westinghouse Electric Corporation completed its acquisition of CBS Inc. ("CBS") for cash consideration of $82.06 per share. The Company received proceeds of $901.7 for its CBS shares and recorded (as part of its realized investment gains) a pre-tax and after tax gain of $579.2 and $376.5, respectively, in the fourth quarter of 1995. Previously, the Company held approximately 18% of the outstanding common shares of CBS and accounted for it on the equity method.

The Company's equity in the earnings of CBS after giving effect to purchase value adjustments amounted to $15.7, $45.8 and $59.0 before taxes and $11.3, $30.8 and $52.6 after taxes for the years ended December 31, 1995, 1994 and 1993, respectively. Dividends received amounted to $4.4, $5.2 and $3.8 for the respective periods.

At December 31, 1994, the Company's carrying value, included in other assets, and market value for its investment in CBS was $294.3 and $607.0, respectively.

At September 1, 1994, CBS completed a cash tender offer at an amount exceeding its net book value per share for repurchase of its common stock aggregating approximately $1,137.5, or 22% of its common shares. The Company tendered its shares and received cash amounting to $270.4, comprised of $86.4 realization of previously undistributed earnings and $184.0 representing a return of the Company's investment. As a result of the tender, the Company's ownership in CBS decreased from approximately 20% to 18% and the Company's additional paid-in capital increased by $11.5.

In May 1993, $389.6 of CBS 5% convertible debentures were converted for 1,947,975 shares of common stock. The difference between the amount of debt converted and the average cost of the treasury shares issued, net of unamortized issue costs related to this debt, was credited to additional paid-in capital. As a result, the Company's ownership in CBS decreased from approximately 23% to 20% and the Company's additional paid-in capital increased by $58.9.

Note 7. Receivables -

December 31                                                               1995               1994
-------------------------------------------------------------------------------------------------

Reinsurance                                                          $ 7,169.1           $3,755.0
Other insurance                                                        5,302.4            3,294.1
Security sales                                                           187.7              376.9
Accrued investment income                                                578.8              440.2
Federal income taxes                                                                        166.8
Other                                                                    193.2              175.0
-------------------------------------------------------------------------------------------------
Total                                                                 13,431.2            8,208.0
Less allowance for doubtful accounts and cash discounts                  302.6              140.0
-------------------------------------------------------------------------------------------------
Receivables-net                                                      $13,128.6           $8,068.0
=================================================================================================

Note 8. Property, Plant and Equipment -

December 31                                                               1995               1994
-------------------------------------------------------------------------------------------------

Land                                                                  $  123.1           $   33.4
Buildings and building equipment                                         564.5              423.4
Machinery and equipment                                                1,573.3            1,317.9
Leaseholds and leasehold improvements                                     32.6               27.0
-------------------------------------------------------------------------------------------------
Total, at cost                                                         2,293.5            1,801.7
Less accumulated depreciation and amortization                           856.0              711.8
-------------------------------------------------------------------------------------------------
Property, plant and equipment-net                                     $1,437.5           $1,089.9
=================================================================================================

Depreciation and amortization expense and capital expenditures, by business segment, are as follows:

                                               1995               1994                1993
                                        ------------------ ------------------  ------------------
                                         Depr. &   Capital   Depr. &  Capital    Depr. &  Capital
Year Ended December 31                   Amort.    Expend.   Amort.   Expend.    Amort.   Expend.
-------------------------------------------------------------------------------------------------

Property and casualty insurance          $101.8    $ 99.7    $ 49.6    $ 99.3    $ 24.4    $ 84.1
Life insurance                             18.9      26.5      16.7      10.2      21.9       5.4
Cigarettes                                 28.4      43.1      22.5      31.2      22.0      27.0
Hotels                                     18.5      21.1      17.5      19.9      16.0      18.1
Drilling                                   52.9      66.7      49.9      46.2      43.9      70.3
Watches and clocks                           .6        .1       1.8       1.2       2.3       1.3
-------------------------------------------------------------------------------------------------
Total business segments                   221.1     257.2     158.0     208.0     130.5     206.2
Corporate                                   4.7        .7       2.7       1.1       4.6       1.3
-------------------------------------------------------------------------------------------------
Total                                    $225.8    $257.9    $160.7    $209.1    $135.1    $207.5
=================================================================================================

Note 9. Inventories -

Inventories, included in other assets, are as follows:

December 31                                                                      1995        1994
-------------------------------------------------------------------------------------------------

Leaf tobacco                                                                   $160.7      $140.4
Manufactured stock                                                               64.9        82.9
Materials, supplies, etc.                                                        21.8        21.1
-------------------------------------------------------------------------------------------------
Total                                                                          $247.4      $244.4
=================================================================================================

If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $203.3 and $190.7 higher at December 31, 1995 and 1994, respectively.

Note 10. Liability for Unpaid Claims and Claim Adjustment Expenses -

CNA's property and casualty insurance claims and claims expense reserve represents the estimated amounts necessary to settle all outstanding claims, including claims which are incurred but not reported, as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, CNA's experience with similar cases, and various historical development patterns. Consideration is given to such historical patterns as field reserving trends, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these can affect the estimation of reserves. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Reserves are not present valued except in the case of workers' compensation lifetime claims and accident and health disability claims where the reserves are explicitly discounted at rates allowed by insurance regulators that range from 3.5% to 6.0% and structured settlements where such reserves are discounted at interest rates ranging from 6.3% to 7.5%.

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

The table below provides a reconciliation between beginning and ending claim and claim expense reserve balances for 1995, 1994 and 1993:

Year Ended December 31                                                 1995       1994       1993
-------------------------------------------------------------------------------------------------

Reserves at beginning of year:
  Gross                                                             $21,639    $20,812    $20,034
  Ceded reinsurance                                                   2,705      2,491      2,867
-------------------------------------------------------------------------------------------------
Net reserves at beginning of year                                    18,934     18,321     17,167
CIC reserves at acquisition-net                                       6,063
-------------------------------------------------------------------------------------------------
Net                                                                  24,997     18,321     17,167
-------------------------------------------------------------------------------------------------

Net incurred claim and claim expenses:
  Provision for insured events of current year                        6,787      5,611      5,388
  (Decrease) increase in provision for insured
   events of prior years(a)                                             122        (71)       590
  Amortization of discounts                                             106        100         94
-------------------------------------------------------------------------------------------------
Total net incurred                                                    7,015      5,640      6,072
-------------------------------------------------------------------------------------------------

Net payments attributable to:
  Current year events                                                 2,000      1,388      1,202
  Prior year events                                                   5,048      3,629      3,706
Amortization of discounts                                                 9         10         10
-------------------------------------------------------------------------------------------------
Total net payments                                                    7,057      5,027      4,918
-------------------------------------------------------------------------------------------------
Net reserves at end of year                                          24,955     18,934     18,321
Ceded reinsurance at end of year                                      6,089      2,705      2,491
-------------------------------------------------------------------------------------------------
Gross reserves at end of year (b)                                   $31,044    $21,639    $20,812
=================================================================================================

(a) Includes $500 related to Fibreboard for the year ended December 31, 1993.
(b) Excludes life claim and claim expense reserves and intercompany eliminations of $988, $926 and $858 as of December 31, 1995, 1994 and 1993, respectively, included in the Consolidated
    Balance Sheets.

Environmental Pollution and Asbestos - The CNA property/casualty insurance companies have potential exposures related to environmental pollution, other toxic tort and asbestos-related claims.

Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by potentially responsible parties ("PRP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establishes a mechanism to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency on its National Priorities List. On the other hand, the Congressional Budget Office estimates that there will be 4,500 National Priority List sites, and other estimates project as many as 30,000 sites that will require clean-up under ECLs. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established.

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

A number of proposals to reform Superfund have been made by various parties. Despite Superfund taxing authority expiring at the end of 1995, no reforms have been enacted by Congress. While the next Congress may address this issue, no predictions can be made as to what positions the Congress or the Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be materially reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to later adjustment based on new data. As of December 31, 1995 and 1994, CNA carried approximately $1,177 and $516, respectively, of claim and claim expense reserves, before reinsurance recoverable, for reported and unreported environmental pollution claims. Unfavorable reserve development for the years ended December 31, 1995 and 1994 totaled $241 and $181, respectively. The foregoing reserve information includes claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

CNA has exposure to asbestos-related claims, including those attributable to the litigation with Fibreboard Corporation (see Note 19). Estimation of asbestos-related claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of December 31, 1995 and 1994, CNA carried approximately $2,322 and $2,068, respectively, of claim and claim expense reserves, before reinsurance recoverable, for reported and unreported asbestos-related claims. Unfavorable reserve development for the years ended December 31, 1995 and 1994 totaled $258 and $37, respectively.

The results of operations in future years may continue to be adversely affected by environmental pollution claim and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

CNA, consistent with sound reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. The following tables provides additional data related to CNA's environmental pollution, other toxic tort and asbestos-related claims activity. Claims activity for CIC is included for the period May 10, 1995 through December 31, 1995.

The following tables summarize activity for environmental pollution, other toxic tort and asbestos claims.

Reserve Recapitulation:

                                                      1995                        1994
                                           --------------------------  --------------------------
                                            Environmental               Environmental
                                            Pollution and               Pollution and
December 31                                Other Toxic Tort  Asbestos  Other Toxic Tort  Asbestos
-------------------------------------------------------------------------------------------------

Gross reserves:
  Reported claims                             $  336.9       $1,963.3       $ 89.1      $1,954.1
  Unreported claims                              839.7          358.3        427.0         114.0
-------------------------------------------------------------------------------------------------
                                               1,176.6        2,321.6        516.1       2,068.1
Less reinsurance recoverable                    (146.7)         (97.4)       (10.4)       (129.4)
-------------------------------------------------------------------------------------------------
Net reserves                                  $1,029.9       $2,224.2       $505.7      $1,938.7
=================================================================================================

Environmental Pollution and Other Toxic Tort:

Changes in Reserves
Year Ended December 31                                           1995         1994          1993
-------------------------------------------------------------------------------------------------

Net reserves at beginning of year                            $  505.7      $ 432.6        $ 58.6
CIC net reserves at acquisition                                 410.0
Reserve strengthening                                           240.9        180.6         445.9
Less:
  Gross payments                                               (188.2)      (131.8)        (75.0)
  Reinsurance recoveries                                         61.5         24.3           3.1
-------------------------------------------------------------------------------------------------
Net reserves at end of year                                  $1,029.9      $ 505.7        $432.6
=================================================================================================

Asbestos:

Changes in Reserves
Year Ended December 31                                           1995         1994          1993
-------------------------------------------------------------------------------------------------

Net reserves at beginning of year                            $1,938.7     $2,080.0      $1,682.8
CIC net reserves at acquisition                                 203.5
Reserve strengthening                                           258.0         36.8         601.4
Less:
  Gross payments                                               (239.8)      (245.9)       (204.3)
  Reinsurance recoveries                                         63.8         67.8           0.1
-------------------------------------------------------------------------------------------------
Net reserves at end of year                                  $2,224.2     $1,938.7      $2,080.0
=================================================================================================

Note 11. Income Taxes -

Year Ended December 31                                           1995         1994          1993
-------------------------------------------------------------------------------------------------

Income taxes (benefits):
  Federal:
    Current                                                    $595.8      $  82.2       $ 175.7
    Deferred                                                    302.3       (112.1)       (181.6)
  State, city and other, principally current                     47.2         20.9          52.5
-------------------------------------------------------------------------------------------------
Total                                                          $945.3      $  (9.0)      $  46.6
=================================================================================================

Deferred tax assets (liabilities) are as follows:

December 31                                              1995 (a)       1994      1993      1992
-------------------------------------------------------------------------------------------------

Insurance reserves:
  Property and casualty claim reserve discounting       $1,328.0    $1,027.4    $990.2    $861.3
  Unearned premium reserves                                251.0       137.4     125.5     147.9
  Life reserve differences                                 153.4       115.9     144.1     140.1
  Others                                                    22.8        10.3     (12.1)      4.7
Deferred policy acquisition costs                         (457.2)     (312.6)   (310.2)   (280.9)
Employee benefits                                          202.9       157.1     144.6     128.1
Property, plant and equipment                              (56.5)     (133.2)   (132.8)   (148.5)
Investments                                                 74.8       111.7     143.3      61.3
Alternative minimum tax credit                                         239.6     165.2     151.0
Net operating loss carryforward                            298.0
Foreign tax credits                                         14.0
Other-net                                                  259.8        60.7      44.4      55.6
Valuation allowance                                       (250.0)
-------------------------------------------------------------------------------------------------
                                                         1,841.0     1,414.3   1,302.2   1,120.6
Unrealized (appreciation) depreciation                    (579.9)      282.4    (257.8)    (15.6)
Other-net                                                  (55.9)      (17.5)     30.0       4.5
-------------------------------------------------------------------------------------------------
Deferred tax assets-net                                 $1,205.2    $1,679.2  $1,074.4  $1,109.5
=================================================================================================

(a) CIC deferred tax assets at May 10, 1995, amounted to $729.0.

Gross deferred tax assets amounted to $2,449.1, $2,290.3 and $1,895.7 and liabilities amounted to $1,243.9, $611.1 and $821.3, for the years ended December 31, 1995, 1994 and 1993, respectively.

At December 31, 1995, the Company has net operating loss carryforwards of $850 for income tax purposes that expire in years 2000 through 2010. Those carryforwards resulted from CNA's 1995 acquisition of CIC.

The Company has a past history of profitability and anticipates sufficient future taxable income to fully support recognition of its deferred tax balance at December 31, 1995, including but not limited to the reversal of existing temporary differences and the implementation of tax planning strategies, if needed.

A valuation allowance is maintained due to the uncertainty regarding the realization of deferred tax assets related to the acquisition of CIC. Accordingly, any subsequent adjustment of the valuation allowance will be reflected as an adjustment to intangible assets.

Total income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 was different than the amounts of $993.8, $93.1 and $241.3, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate as a percentage of income before income taxes and minority interest is as follows:

Year Ended December 31                                             1995         1994         1993
-------------------------------------------------------------------------------------------------

Statutory rate                                                      35 %         35 %        35 %
(Decrease) increase in income tax rate resulting from:
  Exempt interest and dividends received deduction                  (3)         (42)        (28)
  State and city income taxes                                        1            4           7
  Tax rate change                                                                            (5)
  Other                                                                                      (2)
-------------------------------------------------------------------------------------------------
Effective income tax rate                                           33 %         (3)%         7 %
=================================================================================================

Federal, foreign, state and local income tax payments, net of refunds, amounted to approximately $386.5, $194.9 and $10.3 for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company has entered into separate tax allocation agreements with Bulova and CNA, majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiaries"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, the federal income tax (expense) benefit to CNA amounted to approximately $(35.0), $84.0 and $17.0 for the years ended December 31, 1995, 1994 and 1993, respectively, and the federal income tax benefit to Bulova amounted to approximately $0.8, $0.1 and $2.5 for the years ended December 31, 1995, 1994 and 1993, respectively. Each agreement may be cancelled by either of the parties upon thirty days' written notice.

The Company's federal income tax returns have been examined through 1990 and settled through 1986, and the years 1991 through 1994 are currently under examination. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the consolidated balance sheet is believed to be adequate to cover any additional assessments which may be made by federal, state and local tax authorities and should not have a material effect on the financial condition or results of operations of the Company.

In 1993 the Company increased its deferred tax asset by $31.6 due to a 1% increase in the corporate tax rate.

Note 12. Leases -

The Company's hotels in some instances are constructed on leased land or are leased. Other leases cover office facilities, computer and transportation equipment. Rent expense amounted to $118.9, $78.1 and $84.9 for the years ended December 31, 1995, 1994 and 1993, respectively. It is expected, in the normal course of business, that leases which expire will be renewed or replaced by leases on other properties; therefore, it is believed that future minimum annual rental commitments will not be less than the amount of rental expense incurred in 1995. At December 31, 1995 future aggregate minimum rental payments approximated $633.0.

Note 13. Long-Term Debt -

                                                               Unamortized               Current
December 31, 1995                                  Principal     Discount      Net     Maturities
-------------------------------------------------------------------------------------------------

Loews Corporation                                   $1,192.8       $22.6     $1,170.2
CNA                                                  3,023.4         5.6      3,017.8      $295.5
Other                                                   60.2                     60.2         2.4
-------------------------------------------------------------------------------------------------
Total                                               $4,276.4       $28.2     $4,248.2      $297.9
=================================================================================================

December 31                                                                      1995        1994
-------------------------------------------------------------------------------------------------

Loews Corporation (Parent Company):
  8.5% notes due 1998 (effective interest rate of 8.6%)
   (authorized, $125)(a)                                                     $  117.8    $  117.8
  8.3% debentures due 2007 (effective interest rate of 8.4%)
   (authorized, $200)(b)                                                        200.0       200.0
  8.9% debentures due 2011 (effective interest rate of 9.0%)
   (authorized, $175)                                                           175.0       175.0
  7.6% notes due 2023 (effective interest rate of 7.8%)
   (authorized, $300)(c)                                                        300.0       300.0
  7.0% notes due 2023 (effective interest rate of 7.2%)
   (authorized, $400)(d)                                                        400.0       400.0
CNA Financial Corporation:
  8.6% notes due 1996 (effective interest rate of 8.8%)
   (authorized, $250)                                                           250.0       250.0
  8.9% notes due 1998 (effective interest rate of 9.2%)
   (authorized, $150)                                                           150.0       150.0
  8.3% notes due 1999 (effective interest rate of 7.3%)
   (authorized, $100)                                                           102.8
  6.3% notes due 2003 (effective interest rate of 6.4%)
   (authorized, $250)                                                           250.0       250.0
  7.3% notes due 2003 (effective interest rate of 7.8%)
   (authorized, $150)                                                           145.4
  8.4% notes due 2012 (effective interest rate of 8.6%)
   (authorized, $100)                                                            97.9
  7.3% debentures due 2023 (effective interest rate of 7.3%)
   (authorized, $250)                                                           250.0       250.0
  Commercial Paper (weighted average yield 6.1%)                                500.0
  Bank revolving credit due 2000 (effective interest rate of 6.1%)              825.0
  Mortgage notes at 11%, due 2013                                               386.6
  Other senior debt (effective interest rates approximate 8.4% and 5.0%)         65.7        18.4
Other senior debt, principally mortgages (effective interest rates
 approximate 9.4% and 9.3%)                                                      60.2        62.8
-------------------------------------------------------------------------------------------------
                                                                              4,276.4     2,174.0
Less unamortized discount                                                        28.2        29.6
-------------------------------------------------------------------------------------------------
Long-term debt, less unamortized discount                                    $4,248.2    $2,144.4
=================================================================================================

(a) Net of $7.2 held by the Company.
(b) Redeemable in whole or in part at January 15, 1997 at 104%, and decreasing percentages thereafter.
(c) Redeemable in whole or in part at June 1, 2003 at 104%, and decreasing percentages thereafter.
(d) Redeemable in whole or in part at October 15, 2003 at 102%, and decreasing percentages thereafter.

To finance the acquisition of CIC, CNA entered into a five-year $1,325 revolving credit facility (the "Bank Facility") involving 16 banks led by The First National Bank of Chicago and The Chase Manhattan Bank, N.A. The interest rate is based on the one, two, three or six month London Interbank Offered Rate ("LIBOR"), as elected, plus 25 basis points. Additionally, there is a facility fee of 10 basis points. The average interest rate on the borrowings under the Bank Facility at December 31, 1995 was 6.1%. Under the terms of the facility, CNA may prepay the debt without penalty.

To offset the variable rate characteristics of the Bank Facility, CNA entered into five year interest rate swap agreements with several banks. These agreements which terminate from May 2000 to December 2000 effectively convert variable rate debt into fixed rate debt resulting in fixed rates on notional amounts aggregating $1,200. The weighted average fixed swap rate at December 31, 1995 was 6.3%.

On August 10, 1995, to take advantage of favorable interest rate spreads, CNA established a commercial paper program borrowing $500 from investors to replace a like amount of bank financing. The weighted average yield on commercial paper at December 31, 1995 was 6.1%. The commercial paper borrowings are classified as long-term debt as $500 of the committed Bank Facility will support the commercial paper program. Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's commercial paper program.

The weighted average interest rate (interest and facility fees) on the acquisition debt, which includes the Bank Facility, commercial paper and the effect of the interest rate swaps, was 6.5% on December 31, 1995.

The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $297.9 in 1996, $62.9 in 1997, $322.6 in 1998, $191.8
in 1999 and $1,388.3 in 2000. The Company paid interest expenses of approximately $276.0, $168.9 and $219.1 for the years ended December 31, 1995, 1994 and 1993, respectively.

Payment of dividends by insurance subsidiaries of CNA without prior regulatory approval is limited to certain formula-derived amounts. At December 31, 1995, $1,137.4 of retained earnings of subsidiaries was not available for dividends to the Company.

Note 14. Benefit Plans -

Pension Plans - The Company and its subsidiaries have several non-contributory defined benefit plans for eligible employees. The benefits for certain plans which cover salaried employees and certain union employees are based on formulas which include among others, years of service and average pay. The benefits for one plan which covers union workers under various union contracts and certain salaried employees are based on years of service multiplied by a stated amount.

Pension cost includes the following components:

Year Ended December 31                                                  1995      1994      1993
-------------------------------------------------------------------------------------------------

Service cost-benefits earned                                         $  54.6    $ 43.4    $ 37.1
Interest cost                                                          129.0      86.3      81.8
Return on plan assets-actual                                          (240.2)     16.6     (54.1)
Net amortization and deferrals                                         149.8     (65.5)     (7.1)
-------------------------------------------------------------------------------------------------

Net pension cost                                                     $  93.2    $ 80.8    $ 57.7
=================================================================================================

The following table sets forth the funded status of the Company's pension plans:

                                                             1995                   1994
                                                    ---------------------- ----------------------
                                                    Overfunded Underfunded Overfunded Underfunded
December 31                                            Plans      Plans*     Plans       Plans
-------------------------------------------------------------------------------------------------

Actuarial present value of benefit obligations:
  Accumulated benefit obligation                      $  852.9   $  930.0    $ 421.5     $477.0
=================================================================================================
  Accumulated vested benefit obligation               $  798.5   $  893.5    $ 383.3     $436.3
=================================================================================================

Projected benefit obligation                          $1,121.4   $1,121.5    $ 644.1     $529.6
Plan assets at fair value                                969.9      737.2      508.8      336.6
-------------------------------------------------------------------------------------------------
Projected benefit obligation over plan assets            151.5      384.3      135.3      193.0
Unrecognized prior service cost                          (62.1)     (87.9)     (16.1)     (15.3)
Unrecognized net (obligation) asset, January 1           (15.4)      (1.0)      17.3      (34.2)
Unrecognized net loss                                   (226.9)     (64.2)    (169.3)     (67.2)
Additional minimum liability                                                               78.1
-------------------------------------------------------------------------------------------------
Net pension (asset) liability recognized in
 the balance sheet                                    $ (152.9)  $  231.2    $ (32.8)    $154.4
=================================================================================================

* Includes CIC retirement plans.

At December 31, 1994, the Company's minimum pension liability exceeded its unrecognized prior service cost and net transition obligation by $30.7. This excess is recorded as a reduction to shareholders' equity of $20.0, net of tax benefits of $10.7.

The rates used in the actuarial assumptions were:

Year Ended December 31                                    1995             1994             1993
-------------------------------------------------------------------------------------------------

Discount rate                                      7.0% to 7.3%     8.5% to 8.8%     7.3% to 7.5%
Rate of compensation increase                      2.8% to 5.5%     4.0% to 6.3%     4.5% to 5.8%
Expected long-term rate of return on assets        7.5% to 8.8%     7.5% to 8.8%     7.5% to 8.5%
-------------------------------------------------------------------------------------------------

The Company's funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plans are invested primarily in interest-bearing obligations and for one plan with an insurance subsidiary of the Company, in its Separate Account business. In 1995, the Company made contributions totaling approximately $186.0 to fund completely certain plans which had been underfunded.

Other Postretirement Benefit Plans - The Company and its subsidiaries have several postretirement benefit plans covering eligible employees and retirees. Participants generally become eligible after reaching age 55 with required years of service. Actual requirements for coverage vary by plan. Benefits for retirees who were covered by bargaining units vary by each unit and contract. Benefits for certain retirees are in the form of a company health care account.

Benefits for retirees reaching age 65 are generally integrated with Medicare. Other retirees, based on plan provisions, must use Medicare as their primary coverage, with the Company reimbursing a portion of the unpaid amount; or are reimbursed for the Medicare Part B premium or have no Company coverage. The benefits provided by the Company are basically health and, for certain retirees, life insurance type benefits.

The Company does not fund any of these benefit plans and accrues postretirement benefits during the active service of those employees who would become eligible for such benefits when they retire.

The rates used in the actuarial assumptions were:

December 31                                                                1995             1994
-------------------------------------------------------------------------------------------------

Net periodic postretirement benefit cost                            8.5% to 8.8%     7.3% to 7.5%
Accumulated postretirement benefit liability                        7.0% to 7.3%     8.5% to 8.8%
-------------------------------------------------------------------------------------------------

The following table sets forth the postretirement benefit plans' status:

December 31                                                                1995             1994
-------------------------------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
  Retirees                                                               $288.4           $130.2
  Fully eligible active plan participants                                  86.4             81.5
  Other active plan participants                                          130.1             89.4
-------------------------------------------------------------------------------------------------
                                                                          504.9            301.1
  Unrecognized prior service cost                                          (9.8)           (10.2)
  Unrecognized net gain                                                    60.7             77.0
-------------------------------------------------------------------------------------------------
Accrued postretirement benefit liability                                 $555.8           $367.9
=================================================================================================

Postretirement benefit cost includes the following components:

Year Ended December 31                                    1995             1994             1993
-------------------------------------------------------------------------------------------------

Service costs                                            $10.3            $13.7            $10.9
Interest costs                                            28.5             24.8             25.2
-------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                 $38.8            $38.5            $36.1
=================================================================================================

For measurement purposes, a trend rate for covered costs of 13.0% pre-65 and 10.0% post-65, was used. These trend rates are expected to decrease gradually to 5% and 6.5% at rates from 0.5% to 1.0% per annum. An increase of one percentage point in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $34.2 and the net periodic postretirement benefit cost by approximately $3.5.

Savings Plans - The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salary. The Company's contributions to these plans amounted to $25.9, $21.2 and $21.1 for the years ended December 31, 1995, 1994 and 1993, respectively.

Note 15. Capital Stock and Earnings Per Share -

In addition to its common stock, the Company has authorized 25,000,000 shares of preferred stock, $.10 par value.

On October 17, 1995, the Board of Directors declared a two-for-one stock split, by way of a stock dividend, effective December 1, 1995. Accordingly, certain share and per share data has been restated to retroactively reflect the stock split.

Earnings per share are based on the weighted average number of shares outstanding during each year (117,835,000, 120,383,000 and 128,217,000 for the years ended December 31, 1995, 1994 and 1993, respectively).

Note 16. Gain on Sale of Subsidiary's Stock -

In October 1995 the Company's wholly owned subsidiary, Diamond Offshore Drilling, Inc. ("Diamond Offshore"), sold 14,950,000 shares of its common stock through an initial public offering at $24 per share. Diamond Offshore used the net proceeds of approximately $338.4 to fund the repayment of its intercompany debt as well as a dividend to the Company. As a result of the offering, the Company's ownership interest in Diamond Offshore declined to approximately 70.1% and the Company recorded a gain of approximately $192.9 ($125.4 after provision for deferred income taxes) in the fourth quarter of 1995.

Note 17. Quarterly Financial Data (Unaudited) -

1995 Quarters Ended                        Dec. 31 *      Sept. 30        June 30       March 31
-------------------------------------------------------------------------------------------------

Total revenues                             $5,495.3       $4,959.6       $4,519.3       $3,703.2
Net income                                    745.1          386.4          419.7          214.5
Per share                                      6.32           3.28           3.56           1.82

1994 Quarters Ended                         Dec. 31       Sept. 30        June 30       March 31
-------------------------------------------------------------------------------------------------

Total revenues                             $3,371.4       $3,545.3       $3,393.4       $3,205.1
Net income (loss)                              79.1          134.2           60.3           (5.8)
Per share                                       .67           1.12            .50           (.05)
-------------------------------------------------------------------------------------------------

* Revenues and net income for the fourth quarter of 1995 include realized investment gains of
  $772.1 and $501.9, respectively, from the sale of shares of CBS Inc. and Diamond Offshore
  Drilling, Inc.

Note 18. Reinsurance -

The effects of reinsurance on earned premiums are as follows:

                                                                                             %
                                               Direct     Assumed     Ceded       Net     Assumed
-------------------------------------------------------------------------------------------------

Year Ended December 31, 1995:

Life                                          $   701     $  109     $   21     $   789     13.8%
Accident and health                             3,012        125        106       3,031      4.1
Property and casualty                           7,868      1,335      1,293       7,910     16.9
-------------------------------------------------------------------------------------------------
Total                                         $11,581     $1,569     $1,420     $11,730     13.4%
=================================================================================================

Year Ended December 31, 1994:

Life                                          $   408     $  107     $   23     $   492     21.7%
Accident and health                             2,678        158         45       2,791      5.7
Property and casualty                           5,601      1,251        661       6,191     20.2
-------------------------------------------------------------------------------------------------
Total                                         $ 8,687     $1,516     $  729     $ 9,474     16.0%
=================================================================================================

Year Ended December 31, 1993:

Life                                          $   312     $  108     $   20     $   400     27.0%
Accident and health                             2,413        149         32       2,530      5.9
Property and casualty                           5,228      1,027        496       5,759     17.8
-------------------------------------------------------------------------------------------------
Total                                         $ 7,953     $1,284     $  548     $ 8,689     14.8%
=================================================================================================

The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domiciles, CNA receives collateral, primarily in the form of bank letters of credit, securing a large portion of the recoverables. Such collateral totaled approximately $1,300 and $165 at December 31, 1995 and 1994, respectively. CNA's largest billed recoverable from a single reinsurer, including prepaid reinsurance premiums, was approximately $435 and $348 with Lloyd's of London at December 31, 1995 and 1994, respectively. Insurance claims and policyholders' benefits are net of reinsurance recoveries of $934.8, $827.9 and $177.6 for the years ended December 31, 1995, 1994 and 1993, respectively.

Note 19. Legal Proceedings and Contingent Liabilities -

Fibreboard Litigation - CNA's primary property and casualty subsidiary, Continental Casualty Company ("Casualty"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as "Settling Parties") have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard, which is subject to court approval. Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement"), which is subject to court approval, on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval or is subsequently successfully attacked. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Casualty's litigation with Fibreboard.

On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. The last briefs have been filed with the United States Fifth Circuit Court of Appeals in New Orleans on December 18, 1995, and the Court heard oral arguments on March 5 and 6, 1996. Decisions regarding these appeals are possible by the third quarter of 1996.

Coverage Litigation - Between 1928 and 1971, Fibreboard manufactured insulation products containing asbestos. Since the 1970's, thousands of claims have been filed against Fibreboard by individuals claiming bodily injury as a result of asbestos exposure.

Casualty insured Fibreboard under a comprehensive general liability policy between May 4, 1957, and March 15, 1959. Fibreboard disputed the coverage positions taken by its insurers and, in 1979, Fireman's Fund, another of Fibreboard's insurers, brought suit with respect to coverage for defense and indemnity costs. In January 1990, the San Francisco Superior Court (Judicial Council Coordination Proceeding 1072) rendered a decision against the insurers including Casualty and Pacific Indemnity. The court held that the insurers owed a duty to defend and indemnify Fibreboard for certain of the asbestos-related bodily injury claims asserted against Fibreboard (in the case of Casualty, for all claims involving exposure to Fibreboard's asbestos products if there was exposure to asbestos at any time prior to 1959 including years prior to 1957, regardless of when the claims were asserted or injuries manifested) and, although the policies had a $0.5 per person limit and a $1.0 per occurrence limit, they contained no aggregate limit of liability in relation to such claims. The judgment was appealed.

The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993, which substantially affirmed the lower court's decisions on scope of coverage and trigger of coverage issues, as described below. The Court of Appeal withheld its ruling on the issues discrete to Casualty and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral Agreement described below. On January 27, 1994, the California Supreme Court granted a Petition for Review filed by several insurers, including Casualty, of, among other things, the trigger and scope of coverage issues. The order granting review had no effect on the Court of Appeal's order severing the issues unique to Casualty and Pacific Indemnity. On October 19, 1995 the California Supreme Court transferred the case back to the Court of Appeal with directions to vacate its decision and reconsider the case in light of the Supreme Court's decision in Montrose Chemical Corp. v. Admiral Ins. Co. (1995) 10 Cal.4th 645, where the Court adopted a continuous trigger in litigation over the duty to defend bodily injury and property damage due to exposure to D.D.T. Additional briefs were filed in the Court of Appeal on December 20, 1995 and a decision by the court is expected by the end of May, 1996. Casualty cannot predict the time frame within which the issues before the California courts will finally be resolved. The appeal of issues such as trigger of coverage and scope of coverage are in process notwithstanding the pending proceedings to approve the Global and Trilateral Agreements. If neither the Global

Settlement nor the Trilateral Agreement is finally approved, it is anticipated that Casualty and Pacific Indemnity will resume the coverage appeal process of the issues discrete to them. Casualty's appeal of the coverage judgment raises many legal issues. Key issues on appeal under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:

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

 . Casualty's position is that its policy is triggered under California law by manifestation of appreciable harm during the policy period. The bodily injury cannot be said to occur within the meaning of the policy until actual physical symptoms and associated functional impairment manifest themselves. Thus, Casualty's position is that there would be no coverage under Casualty's policy for injuries which were first manifest outside the policy period.

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

 . Casualty's policy had a $1.0 per occurrence limit. Casualty contends the number of occurrences under California law must be determined by the general cause of the injuries, not the number of claimants, and that the cause of the injury was the continuous manufacture and sale of the product. Because the manufacture and sale proceeded from two locations, Casualty maintains that there were only two occurrences and thus only $2.0 of coverage under the policy. However, the per occurrence limit was interpreted by the trial court to mean that each claim submitted by each individual constituted a separate occurrence. The Court of Appeal withheld ruling on this issue, as noted above.

Even if Casualty were successful on appeal on the dual coverage requirements or the number of occurrences and were thereby to limit its liability, if the final decision in the coverage case affirms the trial court's decision on the existence of the Pacific Indemnity policy, then Casualty would still have obligations under the Casualty and Pacific Indemnity Agreement described below.

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

Through 1995, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 137,700 claims, subject to resolution of the coverage issues, for an estimated settlement amount of approximately $1,620 plus any applicable interest. If neither the Global Settlement nor the Trilateral Agreement receives final court approval, Casualty's obligation to pay under these settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, may total as much as approximately $788, of which approximately $582 was paid through 1995. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

Casualty will continue to pursue its appeals in the coverage litigation and all other litigation involving Fibreboard if the Global Settlement or the Trilateral Agreement cannot be implemented.

Global Settlement - On August 27, 1993, Casualty, Pacific Indemnity, Fibreboard and a negotiating committee of asbestos claimant attorneys reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1,525 to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement approval has been appealed and oral arguments were heard on March 5 and 6, 1996. As noted below, there is limited precedent with settlements which determine the rights of future claimants to seek relief.

Subsequent to the announcement of the agreement in principle, Casualty, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement, subject to court approval which would, among other things, settle the coverage case in the event the Global Settlement approval by the trial court is not upheld on appeal. In such case, Casualty and Pacific Indemnity would contribute to a settlement fund an aggregate of $2,000, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for claims settled before August 23, 1993. Casualty's share of such fund would be $1,440 reduced by a portion of an additional payment of $635 which Pacific Indemnity has agreed to pay for claims either filed or settled before August 27, 1993. Casualty has agreed that if either the Global Settlement or the Trilateral Agreement is finally approved, it will assume responsibility for the claims that had been settled before August 27, 1993. A portion of the additional $635 to be contributed by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Casualty would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Casualty, including but not limited to liability for asbestos-related claims against Fibreboard. As noted above, the Trilateral Agreement approval by the trial court has also been appealed as noted above and oral arguments were heard on March 5 and 6, 1996.

Casualty and Fibreboard have entered into a supplemental agreement (the "Supplemental Agreement") which governs the interim arrangements and obligations between the parties until such time as the coverage case is finally resolved, either through final court approval of one or both of the Global Settlement Agreement and Trilateral Agreement or through a final decision in the California courts. It also governs certain obligations between the parties in the event the Global Settlement is upheld on appeal including the payment of claims which are not included in the Global Settlement.

In addition, Casualty and Pacific Indemnity have entered into an agreement (the "Casualty-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is finally approved. Under the Casualty-Pacific Agreement, Casualty and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1,525 to be used to satisfy the claims of future claimants, plus certain expenses. The $1,525 has already been deposited into an escrow for such purpose. If neither the Global Settlement nor the Trilateral Agreement is finally approved, Casualty and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities for unsettled present claims and presently settled claims (regardless of whether either such insurer would otherwise have any liability therefor). If either the Trilateral Agreement or the Global Settlement is finally approved, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635.

Reserves - In the fourth quarter of 1992, Casualty increased its reserve with respect to potential exposure to asbestos-related bodily injury cases by $1,500. In connection with the agreement in principle announced on August 27, 1993, Casualty added $500 to such claim reserve in the third quarter of 1993. The Fibreboard litigation represents the major portion of Casualty's asbestos-related claim exposure.

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

The Global Settlement and the Trilateral Agreement approved by the trial court have been appealed as noted above and oral arguments were heard on March 5 and 6, 1996. There is limited precedent with settlements which determine the rights of future claimants to seek relief. It is extremely difficult to assess the magnitude of Casualty's potential liability for such future claimants if neither the approval of the Global Settlement nor the Trilateral Agreement is upheld on appeal, keeping in mind that Casualty's potential liability is limited to persons exposed to asbestos prior to the termination of the policy in 1959.

Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed for exposure starting after 1959. As indicated above, as of December 31, 1995, Casualty, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 137,700 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Casualty is not a party.

Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 49,500 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately thirteen thousand three hundred dollars per claim for the before 1959 claims processed through December 31, 1995. Based on reports by Fibreboard, between September 1988 and April 1993, Fiberboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately eleven thousand dollars per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $0.3 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Casualty. Casualty intervened and settled these claims for approximately seventy seven thousand dollars on average, with a portion of the payment contingent on final approval on appeal of the Global Settlement or the Trilateral Agreement, and if neither is finally approved, subject to resolution of the coverage appeal.

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

Tobacco Litigation - A number of lawsuits have been filed against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes or exposure to tobacco smoke. Plaintiffs have asserted claims based on, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100 in compensatory damages and $600 in punitive damages.

Conventional smoking and health cases have been brought by plaintiffs against Lorillard and other manufacturers of tobacco products for many years. Two hundred eleven such cases are pending in the United States federal and state courts against manufacturers of tobacco products generally, up from 54 last year; Lorillard is a named defendant in 57 of these cases, up from 17 last year. The Company is a defendant in two of these cases. A large portion of the increase in this category of cases is attributable to two plaintiffs' law firms in Florida.

Five purported class actions are pending against Lorillard and other cigarette manufacturers, and the Company is a defendant in one of these cases. Plaintiffs in four of the purported class actions seek damages for alleged nicotine addiction and health effects claimed to have resulted from the use of cigarettes, and plaintiffs in one of the purported class actions allege health effects from exposure to tobacco smoke. Theories of liability include a broad range of product liability theories, theories based upon consumer protection statutes and fraud and misrepresentation. These purported class actions are described below.

Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991). The purported class consists of flight attendants claiming injury as a result of exposure to environmental tobacco smoke in the cabins of aircraft. Plaintiffs seek an unspecified amount in compensatory damages and $5,000 in punitive damages. The trial court granted plaintiffs' motion for class certification on December 12, 1994. Defendants' appeal of this ruling to the Florida Court of Appeal has been denied. Defendants have asked the court to reconsider its ruling or to certify it to the Florida Supreme Court.

Castano v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed March 29, 1994). The purported class consists of individuals in the United States who are allegedly nicotine dependent and their estates and heirs. Plaintiffs are represented by a well-funded and coordinated consortium of over 60 law firms from around the United States. Plaintiffs seek unspecified amounts in actual damages and punitive damages. The court issued an order on February 17, 1995 that granted in part plaintiffs' motion for class certification. The United States Court of Appeals for the Fifth Circuit granted defendants' motion for leave to file an interlocutory appeal from this order and defendants' appeal is pending.

Granier v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed September 26, 1994). Plaintiffs seek certification of a class comprised of all residents of the United States who are addicted to nicotine, and of survivors who claim their decedents were addicted to nicotine. Plaintiffs seek unspecified actual damages and punitive damages and the creation of a medical monitoring fund to monitor the health of individuals allegedly injured by their addiction to nicotine. Plaintiffs' motion to consolidate this action with Castano, above, has not been decided by the court.

Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). The purported class consists of citizens and residents of the United States, and their survivors, who have or who have died from, diseases and medical conditions allegedly caused by smoking cigarettes containing nicotine. Plaintiffs in this case seek actual and punitive damages in excess of $200,000, and the creation of a medical fund to compensate individuals for future health care costs. Plaintiffs' motion for class certification was granted by the court on October 31, 1994. Defendants' appeal of this ruling to the Florida Court of Appeal was denied, although the court has modified the class certification order and has limited plaintiffs' class to citizens or residents of Florida. Defendants have asked the Florida Court of Appeal to reconsider this ruling or to certify it to the Florida Supreme Court.

Lacey v. Lorillard Tobacco Company, et al. (U.S. District Court, Northern District, Alabama, filed March 15, 1994). Plaintiff alleges that the defendants, Lorillard and two other cigarette manufacturers, did not disclose to the plaintiff or other cigarette smokers in the State of Alabama the nature, type, extent and identity of additives that the defendants allegedly caused or allowed to be made a part of cigarettes or cigarette components. Plaintiff requests injunctive relief requiring defendants to list the additives that defendants have caused or allowed to be placed in cigarettes sold in Alabama. Plaintiff seeks monetary damages not to exceed forty-eight thousand five hundred dollars for any individual.

In addition to the foregoing cases, five actions have been initiated in which states or state agencies seek recovery of funds expended by the states or state agencies, and in one case health insurers, to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Lorillard is named as a defendant in each of these five actions and the Company is named as a defendant in two of them. These cases are described below.

Moore v. The American Tobacco Company, et al. (Chancery Court, Jackson County, Mississippi, filed May 23, 1994), filed by the Attorney General of Mississippi. In February 1996, the Governor of Mississippi petitioned the Supreme Court of Mississippi for a writ of mandamus, claiming the Attorney General had no authority to bring a lawsuit against Lorillard and the other manufacturers of tobacco products without approval by the Governor.

McGraw v. The American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed September 20, 1994), filed by the Attorney General of West Virginia. In this case the court entered an order during June 1995 that granted defendants' motion to dismiss eight of the ten counts of the complaint. The motion to dismiss was not directed to plaintiff's two remaining claims of antitrust and consumer fraud. Plaintiff has filed a petition for appeal to the West Virginia Supreme Court of Appeals.

State of Minnesota v. Philip Morris Incorporated, et al. (District Court, Ramsey County, Minnesota, filed August 17, 1994), filed by the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota. The Minnesota Supreme Court has agreed to hear defendants' appeal contending that plaintiff Blue Cross and Blue Shield of Minnesota lacks standing to assert claims and to seek damages from the defendants.

Commonwealth of Massachusetts v. Philip Morris Inc., et al. (U.S. District Court, Massachusetts, filed December 19, 1995), filed by the Attorney General of Massachusetts.

The State of Florida, et al. v. The American Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida, filed February 22, 1995), filed by the State of Florida, the Governor of Florida, and two state agencies. This case has been brought under a Florida statute that permits the state to sue a manufacturer to recover Medicaid costs incurred by the state that are claimed to result from the use of the manufacturer's product. The statute permits causation and damages to be proven by statistical analysis, abrogates all affirmative defenses, adopts a "market share" liability theory, applies joint and several liability and eliminates the statute of repose. An action for declaratory judgment has been commenced in Florida state court by companies and trade associations in several potentially affected industries challenging this statute. In June 1995, a ruling was issued by a Florida state court that granted in part this motion for declaratory judgment. The ruling declared that certain portions of this statute on which the lawsuit against cigarette companies was based violates the constitution of the State of Florida. Both parties have appealed the order of the Florida Court of Appeal. The Florida Supreme Court heard argument in the appeals on November 6, 1995. The Florida legislature has passed legislation repealing this statute, but the Governor of the State of Florida has vetoed the repeal. Lorillard understands that several other states, and the Congress, have considered or are considering legislation similar to that passed in Florida.

The states pursuing the foregoing efforts are doing so at the urging and with the assistance of well known members of the plaintiffs bar and these lawyers have been meeting with attorneys general in other states to encourage them to file similar suits.

Lorillard, other cigarette manufacturers and others have commenced suits in three states that seek declaratory judgment or injunctive relief as to the authority of the states or state agencies to commence actions seeking recovery of funds expended to provide health care for citizens with injuries allegedly caused by cigarette smoking, or to retain private counsel under a contingent fee contract to pursue such actions. The case of Philip Morris Incorporated, et al.
v. Harshbarger was filed on November 28, 1995 in the U.S. District Court of Massachusetts. The case of Philip Morris Incorporated, et al. v. Morales, et al., was filed on November 28, 1995 in the District Court of Travis County, Texas. The case of Philip Morris Incorporated, et al. v. Glendening, et al. was filed on January 22, 1996 in the Circuit Court of Talbot County, Maryland.

In addition to the foregoing cases, several cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Fourteen such cases are pending in federal and state courts against Lorillard. Allegations of liability against Lorillard include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10 in compensatory damages and $100 in punitive damages. Trials were held in three cases of this type during 1995. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay an amount between $1.8 and $2.0 in actual and punitive damages. The precise amount to be paid by Lorillard will be determined at a later date if the verdict withstands review by appellate courts. Lorillard has noticed an appeal from the judgment in plaintiffs' favor.

In addition to the foregoing litigation, one pending case, Cordova v. Liggett Group, Inc., et al. (Superior Court, San Diego County, California, filed May 12,
1992), alleges that Lorillard and other named defendants, including other manufacturers of tobacco products, engaged in unfair and fraudulent business practices in connection with activities relating to the Council for Tobacco Research-USA, Inc., of which Lorillard is a sponsor, in violation of a California state consumer protection law by misrepresenting to or concealing from the public information concerning the health aspects of smoking. Plaintiff seeks an injunction ordering defendants to undertake a "corrective advertising campaign" in California to warn consumers of the health hazards associated with smoking, to provide restitution to the public for funds "unlawfully, unfairly, or fraudulently" obtained by defendants, and to "disgorge" all revenues and profits acquired as a result of defendants' "unlawful, unfair and/or fraudulent business practices."

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

Other Litigation - The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

Note 20. Supplemental Financial Statements Schedules including CNA on the Equity Method -

The following supplemental financial statements schedules reflect the financial position, results of operations and cash flows of the Company with its investment in CNA accounted for under the equity method of accounting. Because the Company's insurance operations, conducted through CNA, are different in nature from the Company's other business, management believes this additional disclosure enhances a financial statement user's understanding and analysis of the Company.

Condensed Balance Sheet Information
Loews Corporation and Subsidiaries (Including CNA on the Equity Method)

December 31                                                                   1995           1994
-------------------------------------------------------------------------------------------------

Assets:

Current assets                                                           $   530.8       $  716.1
Investments in U.S. government securities                                  3,412.5        3,401.5
Investments in securities                                                    319.0          707.7
-------------------------------------------------------------------------------------------------
Total current assets and investments in securities                         4,262.3        4,825.3
Investment in CNA                                                          5,519.4        3,675.8
Other investments, primarily CBS Inc. in 1994                                 74.8          324.7
Property, plant and equipment and other assets                             1,053.6          930.4
-------------------------------------------------------------------------------------------------
Total assets                                                             $10,910.1       $9,756.2
=================================================================================================

Liabilities and Shareholders' Equity:

Current liabilities                                                      $   888.1       $  704.6
Securities sold under agreements to repurchase                                            2,092.9
Long-term debt, less current maturities and unamortized discount           1,228.0        1,229.8
Other liabilities                                                            555.3          323.6
-------------------------------------------------------------------------------------------------
Total liabilities                                                          2,671.4        4,350.9
Shareholders' equity                                                       8,238.7        5,405.3
-------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                               $10,910.1       $9,756.2
=================================================================================================

Condensed Statements of Income Information
Loews Corporation and Subsidiaries (Including CNA on the Equity Method)

Year Ended December 31                                             1995         1994         1993
-------------------------------------------------------------------------------------------------

Revenues:

Manufactured products and other                                $2,732.9     $2,619.7     $2,592.9
Investment income including realized investment gains
 (losses)                                                       1,251.1        (85.4)       105.1
-------------------------------------------------------------------------------------------------
Total                                                           3,984.0      2,534.3      2,698.0
-------------------------------------------------------------------------------------------------

Expenses:

Cost of manufactured products sold and other                    2,093.1      2,023.9      1,975.7
Interest                                                          100.6        105.6        124.4
Income taxes                                                      659.8        161.5        220.6
-------------------------------------------------------------------------------------------------
Total                                                           2,853.5      2,291.0      2,320.7
-------------------------------------------------------------------------------------------------
Income from operations                                          1,130.5        243.3        377.3
Equity in income of CNA                                           635.2         24.5        216.8
-------------------------------------------------------------------------------------------------
Net income                                                     $1,765.7     $  267.8     $  594.1
=================================================================================================

Condensed Statements of Cash Flow Information
Loews Corporation and Subsidiaries (Including CNA on the Equity Method)

Year Ended December 31                                            1995          1994        1993
-------------------------------------------------------------------------------------------------

Operating Activities:

Net income                                                   $ 1,765.7     $   267.8     $ 594.1
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Realized investment (gains) losses                          (1,116.2)        201.3       (46.2)
  Other                                                         (458.8)        115.6      (194.5)
Changes in assets and liabilities-net                            237.1         (62.7)       39.2
-------------------------------------------------------------------------------------------------
Total                                                            427.8         522.0       392.6
-------------------------------------------------------------------------------------------------

Investing Activities:

Net decrease (increase) in securities                            624.0          61.1        (0.6)
Net decrease (increase) in U.S. government securities             57.3      (2,515.2)     (339.6)
Securities sold under agreements to repurchase                (2,092.9)      2,092.9      (100.1)
Proceeds from sale of CBS stock                                  901.7
Proceeds from Diamond Offshore initial public offering           338.4
Other                                                           (164.0)        163.0       516.1
-------------------------------------------------------------------------------------------------
Total                                                           (335.5)       (198.2)       75.8
-------------------------------------------------------------------------------------------------

Financing Activities:

Dividends paid to shareholders                                   (73.8)        (60.2)      (64.3)
Purchases of treasury shares                                      (6.0)       (225.1)     (336.3)
Decrease in long-term debt-net                                    (5.5)        (51.6)      (62.9)
-------------------------------------------------------------------------------------------------
Total                                                            (85.3)       (336.9)     (463.5)
-------------------------------------------------------------------------------------------------

Net change in cash                                                 7.0         (13.1)        4.9
Cash, beginning of year                                           13.0          26.1        21.2
-------------------------------------------------------------------------------------------------
Cash, end of year                                            $    20.0     $    13.0     $  26.1
=================================================================================================

Note 21. Business Segments -

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 84% owned subsidiary, "CNA"); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary, "Lorillard"); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary, "Loews Hotels"); the operation of oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 70% owned subsidiary, "Diamond Offshore"); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary, "Bulova").

As multiple-line insurers, CNA's insurance operations underwrite property, casualty, life, and accident and health coverages. Their principal market for insurance is the United States. Foreign operations are not significant. Insurance products are marketed by CNA through independent agents and brokers.

Lorillard's principal products are marketed under the brand names of Newport, Kent and True with substantially all of its sales in the United States.

Loews Hotels properties consist of 14 hotels, 11 of which are in the United States, two are in Canada and one is located in Monte Carlo.

Diamond Offshore's business primarily consists of 37 offshore drilling rigs that are used on a contract basis by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Currently 65% of these rigs operate in the Gulf of Mexico, 11% operate in the North Sea and the remaining 24% are located in various foreign markets.

Bulova distributes and sells watches and clocks under the brand names of Bulova, Caravelle and Accutron with substantially all of its sales in the United States and Canada. All watches and clocks are purchased from foreign suppliers.

The following table sets forth the major sources of the Company's consolidated revenues, income and assets.

Year Ended December 31                                          1995          1994          1993
-------------------------------------------------------------------------------------------------

Revenues (a):
  Property and casualty insurance                          $11,092.1     $ 8,088.6     $ 8,159.8
  Life insurance (b)                                         3,617.0       2,903.8       2,823.3
  Cigarettes                                                 2,054.3       1,915.6       1,908.9
  Hotels (c)                                                   218.0         217.4         185.3
  Drilling                                                     339.5         303.7         288.3
  Watches and clocks                                           109.5         151.5         153.5
  Investment income-net (d)                                  1,259.3         (90.1)        120.0
  Equity in income of CBS Inc.                                  15.7          45.8          59.0
  Other and eliminations-net                                   (28.0)        (21.1)        (11.3)
-------------------------------------------------------------------------------------------------
Total                                                      $18,677.4     $13,515.2     $13,686.8
=================================================================================================

Year Ended December 31                                          1995          1994          1993
-------------------------------------------------------------------------------------------------

Income contribution (a)(e):
  Property and casualty insurance                          $   953.6     $  (107.7)    $   (33.1)
  Life insurance                                               330.8          93.2         177.4
  Cigarettes                                                   635.4         584.0         592.4
  Hotels (c)                                                    32.3          48.9          14.2
  Drilling                                                      13.9         (14.2)          4.8
  Watches and clocks                                             8.2           4.1           6.3
  Investment income-net (d)                                  1,255.0         (93.5)        116.0
  Equity in income of CBS Inc.                                  15.7          45.8          59.0
  Other                                                        (14.0)        (15.7)        (17.2)
-------------------------------------------------------------------------------------------------
Total                                                      $ 3,230.9     $   544.9     $   919.8
=================================================================================================

Net income (a):
  Property and casualty insurance                          $   530.1     $    39.0     $   145.8
  Life insurance                                               163.2          30.6          94.3
  Cigarettes                                                   363.3         347.9         340.7
  Hotels (c)                                                    14.2          17.0          (1.8)
  Drilling                                                      (8.9)        (36.0)        (16.6)
  Watches and clocks                                             2.5           0.8           2.4
  Investment income-net (d)                                    812.1         (61.0)         71.5
  Equity in income of CBS Inc.                                  11.3          30.8          52.6
  Interest expense and other-net (f)                          (122.1)       (101.3)        (94.8)
-------------------------------------------------------------------------------------------------
Total                                                      $ 1,765.7     $   267.8     $   594.1
=================================================================================================

Identifiable assets:
  Property and casualty insurance                          $46,649.6     $31,915.9     $29,630.3
  Life insurance                                            13,101.4      12,350.3      12,225.7
  Cigarettes                                                   620.9         542.2         547.1
  Hotels                                                       214.2         182.8         199.3
  Drilling                                                     618.1         527.4         550.6
  Watches and clocks                                           134.1         164.8         158.6
  Investment income                                          3,813.2       4,234.1       1,966.7
  Investment in CBS Inc.                                                     294.3         473.5
  Corporate                                                     19.8          63.5          42.0
  Other and eliminations                                      (113.1)         60.7          56.0
-------------------------------------------------------------------------------------------------
Total                                                      $65,058.2     $50,336.0     $45,849.8
=================================================================================================

(a) Realized investment gains (losses) included in Revenues, Income contribution and Net income are as follows:


Year Ended December 31                                          1995          1994          1993
-------------------------------------------------------------------------------------------------

Revenues:
  Property and casualty insurance                           $  320.6       $(164.1)       $674.5
  Life insurance                                               139.2         (81.0)        125.8
  Investment income-net                                      1,120.2        (201.9)         62.5
-------------------------------------------------------------------------------------------------
Total                                                       $1,580.0       $(447.0)       $862.8
=================================================================================================

Income contribution:
  Property and casualty insurance                           $  320.6       $(164.1)       $674.5
  Life insurance                                               131.4         (70.1)        112.7
  Investment income-net                                      1,120.2        (201.9)         62.5
-------------------------------------------------------------------------------------------------
Total                                                       $1,572.2       $(436.1)       $849.7
=================================================================================================

Net income:
  Property and casualty insurance                           $  174.8       $ (86.6)       $362.9
  Life insurance                                                71.9         (37.8)         60.3
  Investment income-net                                        726.5        (131.3)         38.7
-------------------------------------------------------------------------------------------------
Total                                                       $  973.2       $(255.7)       $461.9
=================================================================================================

(b) Includes $1,900, $1,800 and $1,700 under contracts covering U.S. government employees and their dependents for the respective periods.
(c) Includes pre-tax and after tax gain on sale of two hotels leased to others amounting to $30.2 and $15.4, respectively, for the year ended December 31, 1994.
(d) Consists of investment income of non-insurance operations. Investment income of insurance operations is included in the Revenues, Income contribution and Net income of the related insurance operations.
(e) Consists of income before minority interest and allocation for financial reporting purposes of interest expense, corporate expense and income taxes.
(f) Includes interest expense, net of tax benefits, of $104.4, $87.1 and $83.1 for the respective periods.

Note 22. Subsequent Event -

On February 9, 1996 Diamond Offshore and Arethusa (Off-Shore) Limited ("Arethusa"), executed a definitive agreement to merge the two companies. The agreement provides that holders of Arethusa stock will receive 17.9 million shares of common stock to be issued by Diamond Offshore based on a ratio of
 .88 shares for each share of Arethusa common stock. The merger is subject to requisite shareholder approval and is anticipated to close in the spring of 1996. Upon consummation of the merger, the Company would recognize a gain of approximately $187 and its interest in Diamond Offshore would decline to approximately 52%.

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

                                                                         Page
      2. Financial Statement Schedules:                                 Number
                                                                        ------

Independent Auditors' Report .........................................    L-1
Loews Corporation and Subsidiaries:
  Schedule I-Condensed financial information of Registrant for the
   years ended December 31, 1995, 1994 and 1993 ......................    L-2
  Schedule II-Valuation and qualifying accounts for the years ended
   December 31, 1995, 1994 and 1993 ..................................    L-6
  Schedule V-Supplemental information concerning property/casualty insurance operations for the years ended December 31, 1995, 1994
   and 1993 ..........................................................    L-7

      3. Exhibits:

                                                                        Exhibit
                                Description                             Number
                                -----------                             -------
  (2)  Plan of acquisition, reorganization, arrangement, liquidation or succession

       Merger Agreement, dated as of December 6, 1994, by and among
       CNA Financial Corporation, Chicago Acquisition Corp. and The
       Continental Corporation is incorporated herein by reference to
       Exhibit 2 to CNA Financial Corporation's (Commission File Number
       1-5823) Report on Form 8-K filed December 9, 1994 ...............   2.01

  (3)  Articles of Incorporation and By-Laws

       Restated Certificate of Incorporation of the Registrant,
       incorporated herein by reference to Exhibit 3 to Registrant's
       Report on Form 10-Q for the quarter ended September 30, 1987 ....   3.01

       By-Laws of the Registrant as amended to date, incorporated herein by reference to Exhibit 3.02 to Registrant's Report on Form 10-K
       for the year ended December 31, 1994 ............................   3.02

                                                                        Exhibit
                                Description                             Number
                                -----------                             -------
 (4) Instruments Defining the Rights of Security Holders, Including
     Indentures

     The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

(10) Material Contracts

     Employment Agreement between Registrant and Laurence A. Tisch dated March 1, 1971 as amended through October 18, 1994 is incorporated herein by reference to Exhibit 10.01 to Registrant's
     Reports on Form 10-K for the years ended December 31, 1981,
     1983, 1984, 1985, 1986, 1988, 1989, 1992 and 1994 and an
     amendment dated February 20, 1996 is filed herewith ...............  10.01*

     Employment Agreement dated as of March 1, 1988 between Registrant and Preston R. Tisch as amended through October 18, 1994 is incorporated herein by reference to Exhibit 10.05 to Registrant's
     Report on Form 10-K for the years ended December 31, 1987,
     1989 and 1992 and to Exhibit 10.02 to Registrant's Report on Form
     10-K for the year ended December 31, 1994 and an amendment dated
     February 20, 1996 is filed herewith ...............................  10.02*

     Continuing Service Agreement between a subsidiary of Registrant and Edward J. Noha, dated February 27, 1991 incorporated herein by reference to Exhibit 10.04 to Registrant's Report on Form 10-K
     for the year ended December 31, 1990 ..............................  10.03

     Loews Corporation Benefits Equalization Plan ......................  10.04*

     Loews Corporation Deferred Compensation Plan ......................  10.05*

     Agreement between Fibreboard Corporation and Continental Casualty
     Company, dated April 9, 1993 is incorporated herein by reference to Exhibit A to Registrant's Report on Form 8-K filed April 12,
     1993 ..............................................................  10.06

     Settlement Agreement entered into on October 12, 1993 by and among Fibreboard Corporation, Continental Casualty Company, CNA
     Casualty Company of California, Columbia Casualty Company and
     Pacific Indemnity Company is incorporated herein by reference to
     Exhibit 99.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 ..........................................  10.07

     Continental-Pacific Agreement entered into on October 12, 1993 between Continental Casualty Company and Pacific Indemnity
     Company is incorporated herein by reference to Exhibit 99.2 to
     Registrant's Report on Form 10-Q for the quarter ended September
     30, 1993 ..........................................................  10.08

                                       87
                                                                        Exhibit
                                Description                             Number
                                -----------                             -------
     Global Settlement Agreement among Fibreboard Corporation,
     Continental Casualty Company, CNA Casualty Company of California,
     Columbia Casualty Company, Pacific Indemnity Company and the
     Settlement Class dated December 23, 1993 is incorporated herein by reference to Exhibit 10.09 to Registrant's Report on Form 10-K
     for the year ended December 31, 1993 ..............................  10.09

     Glossary of Terms in Global Settlement Agreement, Trust
     Agreement, Trust Distribution Process and Defendant Class
     Settlement Agreement dated December 23, 1993 is incorporated herein by reference to Exhibit 10.10 to Registrant's Report on
     Form 10-K for the year ended December 31, 1993 ....................  10.10

     Fibreboard Asbestos Corporation Trust Agreement dated December
     23, 1993 is incorporated herein by reference to Exhibit 10.11 to
     Registrant's Report on Form 10-K for the year ended December 31,
     1993 ..............................................................  10.11

     Trust Distribution Process - Annex A to the Trust Agreement dated
     December 23, 1993 is incorporated herein by reference to Exhibit
     10.12 to Registrant's Report on Form 10-K for the year ended
     December 31, 1993 .................................................  10.12

     Defendant Class Settlement Agreement dated December 23, 1993 is incorporated herein by reference to Exhibit 10.13 to Registrant's
     Report on Form 10-K for the year ended December 31, 1993 ..........  10.13

     Escrow Agreement among Continental Casualty Company, Pacific
     Indemnity Company and the First National Bank of Chicago dated
     December 23, 1993 is incorporated herein by reference to Exhibit
     10.14 to Registrant's Report on Form 10-K for the year ended
     December 31, 1993 .................................................  10.14

(21) Subsidiaries of the Registrant

     List of subsidiaries of Registrant ................................  21.01*

(23) Consents of Experts and Counsel

     Consent of Deloitte & Touche LLP ..................................  23.01*

(27) Financial Data Schedule ...........................................  27.01*

(28) Information from Reports furnished to State Insurance Regulatory
     Authorities

     Reconciliation of Property/Casualty Reserves as shown on Schedule
     P to Reserves for Unpaid Claim and Claim Expenses as shown in the
     Form 10-K for the year ended December 31, 1995 ....................  28.01*

                                                                        Exhibit
                                Description                             Number
                                -----------                             -------
     Schedule P of Annual Statements to state regulatory authorities by property/casualty insurance subsidiaries for the year ended
     December 31, 1995 is incorporated herein by reference to Exhibit
     28.2 to CNA Financial Corporation's (Commission File Number
     1-5823) Report on Form 10-K for the year ended December 31, 1995 ..  28.02

* Filed herewith

  (b) Reports on Form 8-K:

  There were no reports filed for the three months ended December 31, 1995.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LOEWS CORPORATION



Dated: March 28, 1996                        By       /s/ Roy E. Posner
                                               ---------------------------------
                                                 (Roy E. Posner, Senior Vice
                                                 President and Chief Financial
                                                 Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 28, 1996                        By      /s/ Laurence A. Tisch
                                               ---------------------------------
                                                 (Laurence A. Tisch, Co-Chairman
                                                 of the Board and Principal
                                                 Executive Officer)


Dated: March 28, 1996                        By         /s/ Roy E. Posner
                                               ---------------------------------
                                                 (Roy E. Posner, Senior Vice
                                                 President and Chief Financial
                                                 Officer)


Dated: March 28, 1996                        By         /s/ Guy A. Kwan
                                               ---------------------------------
                                                   (Guy A. Kwan, Controller)


Dated: March 28, 1996                        By      /s/ Charles B. Benenson
                                               ---------------------------------
                                                 (Charles B. Benenson, Director)


Dated: March 28, 1996                        By         /s/ John Brademas
                                               ---------------------------------
                                                    (John Brademas, Director)


Dated: March 28, 1996                        By    /s/ Dennis H. Chookaszian
                                               ---------------------------------
                                               (Dennis H. Chookaszian, Director)

                                             By
                                               ---------------------------------
                                                   (Bernard Myerson, Director)


Dated: March 28, 1996                        By        /s/ Edward J. Noha
                                               ---------------------------------
                                                   (Edward J. Noha, Director)


                                             By
                                               ---------------------------------
                                                   (Gloria R. Scott, Director)


Dated: March 28, 1996                        By        /s/ Andrew H. Tisch
                                               ---------------------------------
                                                   (Andrew H. Tisch, Director)


Dated: March 28, 1996                        By        /s/ James S. Tisch
                                               ---------------------------------
                                                   (James S. Tisch, Director)


Dated: March 28, 1996                        By       /s/ Jonathan M. Tisch
                                               ---------------------------------
                                                  (Jonathan M. Tisch, Director)


Dated: March 28, 1996                        By       /s/ Preston R. Tisch
                                               ---------------------------------
                                                  (Preston R. Tisch, Director)

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Shareholders of Loews Corporation:

  We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1993.






Deloitte & Touche LLP

New York, New York
February 14, 1996

                                                                      SCHEDULE I

                Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                              BALANCE SHEETS

                                  ASSETS

                                                              December 31
                                                      --------------------------
                                                           1995            1994
                                                      --------------------------
                                                             (In millions)

Current assets, principally investment in U.S.
 government securities ............................    $3,226.3        $3,059.6
Investments in securities .........................       310.9           707.7
Investments in capital stocks of subsidiaries, at
 equity ...........................................     6,368.3         4,888.5
Advances to subsidiaries ..........................                       329.4
Other assets ......................................         9.5            24.8
                                                       ------------------------
     Total assets .................................    $9,915.0        $9,010.0
                                                       ========================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ..........    $  407.9        $  280.8
Securities sold under agreements to repurchase ....                     2,092.9
Long-term debt, less current maturities (b) .......     1,170.2         1,169.8
Deferred income tax ...............................        98.2            61.2
                                                       ------------------------
     Total liabilities ............................     1,676.3         3,604.7
Shareholders' equity (a) ..........................     8,238.7         5,405.3
                                                       ------------------------
     Total liabilities and shareholders' equity ...    $9,915.0        $9,010.0
                                                       ========================

                                                                      SCHEDULE I
                                                                     (Continued)

               Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                            STATEMENTS OF INCOME

                                                  Year Ended December 31
                                           -------------------------------------
                                               1995          1994          1993
                                           -------------------------------------
                                                      (In millions)

Revenues:
  Equity in income of subsidiaries (d) .   $1,442.4       $ 369.3        $585.0
  Realized investment gains (losses) ...      535.9        (199.0)         46.2
  Interest and other ...................      102.5         122.5          75.3
                                           -------------------------------------
     Total .............................    2,080.8         292.8         706.5
                                           -------------------------------------

Expenses:
  Administrative .......................       12.6           7.6           6.2
  Interest .............................       97.8          95.5         114.4
                                           -------------------------------------
     Total .............................      110.4         103.1         120.6
                                           -------------------------------------
                                            1,970.4         189.7         585.9
                                           -------------------------------------
Income tax expense (benefit) (c):
  Federal ..............................      205.2         (79.2)        (13.9)
  State ................................        (.5)          1.1           5.7
                                           -------------------------------------
     Total .............................      204.7         (78.1)         (8.2)
                                           -------------------------------------
Net income .............................   $1,765.7       $ 267.8        $594.1
                                           =====================================

                                                                      SCHEDULE I
                                                                     (Continued)

                Condensed Financial Information of Registrant

                              LOEWS CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
                                         ---------------------------------------
                                               1995         1994           1993
                                         ---------------------------------------
                                                       (In millions)

Operating Activities:
  Net income ...........................  $ 1,765.7    $   267.8        $ 594.1
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Undistributed earnings of affiliates     (327.6)      (104.0)         (79.3)
    Realized investment (gains) losses .     (535.9)       199.0          (46.2)
  Changes in assets and liabilities-net:
    Receivables ........................      174.3       (117.1)         (71.8)
    Accounts payable and accrued
     liabilities .......................      (37.8)       117.3           38.0
    Federal income taxes ...............      226.8        (54.7)         204.4
    Other-net ..........................       86.3          1.2          (14.7)
                                          --------------------------------------
                                            1,351.8        309.5          624.5
                                          --------------------------------------
Investing Activities:
  Purchases of securities ..............     (395.4)      (424.6)        (263.5)
  Proceeds from sales of securities ....    1,031.1        476.1          262.9
  Investments in and advances to
   subsidiaries-net ....................      557.5        (42.8)        (399.9)
  Net decrease (increase) in U.S.
   government securities ...............      413.8     (2,060.9)        (201.1)
  Securities sold under agreements to
   repurchase ..........................   (2,092.9)     2,092.9         (100.1)
  Change in other investments ..........       (2.2)       (24.2)          39.1
                                          --------------------------------------
                                             (488.1)        16.5        (662.6)
                                          --------------------------------------
Financing Activities:
  Dividends paid to shareholders .......      (73.8)       (60.2)         (64.3)
  Purchases of treasury shares .........       (6.0)      (225.1)        (336.3)
  Principal payments on long-term debt .                   (15.7)        (739.9)
  Issuance of long-term debt ...........                                  681.3
                                          --------------------------------------
                                              (79.8)      (301.0)        (459.2)
                                          --------------------------------------
Net change in cash and cash equivalents       783.9         25.0         (497.3)
Cash and cash equivalents, beginning
 of year ...............................       36.1         11.1          508.4
                                          --------------------------------------
Cash and cash equivalents, end of year .  $   820.0     $   36.1        $  11.1
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

  (b) Long-term debt consisted of:

                                                              December 31
                                                      --------------------------
                                                           1995             1994
                                                      --------------------------

      8.5% notes due 1998 (effective interest rate
       of 8.6%) (authorized, $125) ................    $  117.8         $  117.8
      8.3% debentures due 2007 (effective interest
       rate of 8.4%) (authorized, $200) (1) .......       200.0            200.0
      8.9% debentures due 2011 (effective interest
       rate of 9.0%) (authorized, $175) ...........       175.0            175.0
      7.6% notes due 2023 (effective interest rate
       of 7.8%) (authorized, $300) (2) ............       300.0            300.0
      7% notes due 2023 (effective interest rate of
       7.2%) (authorized, $400) (3) ...............       400.0            400.0
                                                       -------------------------
                                                        1,192.8          1,192.8
      Less unamortized discount ...................        22.6             23.1
                                                       -------------------------
                                                       $1,170.2         $1,169.7
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

  The aggregate of long-term debt maturing in the year ending December 31, 1998 is approximately $117.8.

  (c) The Company is included in a consolidated federal income tax return with certain of its subsidiaries and, accordingly, participates in the allocation of certain components of the consolidated provision for federal income taxes. Such taxes are generally allocated on a separate return bases.
  The Company has entered into separate tax allocation agreements with Bulova and CNA, majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiaries"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, the federal income tax (expense) benefit to CNA amounted to approximately $(35.0), $84.0 and $17.0 for the years ended December 31, 1995, 1994 and 1993, respectively, and the federal income tax benefit to Bulova amounted to approximately $0.8, $0.1 and $2.5 for the years ended December 31, 1995, 1994 and 1993, respectively. Each agreement may be canceled by either of the parties upon thirty days' written notice. See Note 11 of the Notes to Consolidated Financial Statements of Loews Corporation and subsidiaries.

  (d) Cash dividends paid to the Company by affiliates amounted to $1,085.7, $265.3 and $505.7 for the years ended December 31, 1995, 1994 and 1993, respectively.

                                                                     SCHEDULE II

                        LOEWS CORPORATION AND SUBSIDIARIES

                         Valuation and Qualifying Accounts

     Column A           Column B          Column C        Column D    Column E
     --------           --------          --------        --------    --------
                                          Additions
                                   ----------------------
                       Balance at  Charged to   Charged               Balance at
                       Beginning   Costs and    to Other                End of
    Description        of Period   Expenses     Accounts  Deductions    Period
--------------------------------------------------------------------------------
                                            (In millions)

                                For the Year Ended December 31, 1995

Deducted from assets:
 Allowance for
  discounts .........   $    2.0     $ 78.0                 $78.0(1)    $  2.0
 Allowance for
  doubtful accounts        138.0       41.0     $143.5(2)    21.5        301.0
                        ------------------------------------------------------
     Total ..........   $  140.0     $119.0     $143.5      $99.5       $303.0
                        ======================================================
                                For the Year Ended December 31, 1994

Deducted from assets:
 Allowance for
  discounts .........   $    2.5     $ 71.9                 $ 72.4(1)   $  2.0
 Allowance for
  doubtful accounts        127.2       20.7                    9.9       138.0
                        ------------------------------------------------------
     Total ..........   $  129.7     $ 92.6                 $ 82.3      $140.0
                        ======================================================
                                For the Year Ended December 31, 1993

Deducted from assets:
 Allowance for
  discounts .........   $    5.3     $ 69.7                 $ 72.5(1)   $  2.5
 Allowance for
  doubtful accounts        126.0       11.1                    9.9       127.2
                        ------------------------------------------------------
     Total ..........   $  131.3     $ 80.8                 $ 82.4      $129.7
                        ======================================================
-----------
Notes: (1) Discounts allowed.
       (2) Includes CIC allowance at acquisition.

                                                                      SCHEDULE V

                      LOEWS CORPORATION AND SUBSIDIARIES

   Supplemental Information Concerning Property/Casualty Insurance Operations

                                        Consolidated Property/Casualty Entities
                                        ----------------------------------------

                                                 Year Ended December 31
                                        ----------------------------------------
                                              1995           1994           1993
                                        ----------------------------------------
                                                      (In millions)

Deferred policy acquisition costs ....   $   968.7      $   592.3      $   562.0
Reserves for unpaid claim and claim
 expenses ............................    31,044.3       21,638.6       20,812.0
Discount, if any, deducted above
 (based on interest rates ranging from
 3.5% to 7.5%) .......................     2,426.9        1,951.3        1,886.5
Unearned premiums ....................     4,549.4        2,690.7        2,556.0
Earned premiums ......................     8,723.8        6,838.5        6,275.0
Net investment income ................     1,699.8        1,240.4        1,059.8
Claim and claim expenses related to
 current year ........................     6,787.3        5,610.8        5,387.9
Claim and claim expenses related to
 prior years .........................       121.8          (71.2)         590.0
Amortization of deferred policy
 acquisition costs ...................     1,782.9        1,328.8        1,172.4
Paid claim and claim expenses ........     7,057.5        5,026.6        4,917.9
Premiums written .....................     9,126.1        6,964.7        6,382.3

