Form 10-Q
period 1996-03-31
LOEWS CORP
filed 1996-05-14
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

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

                      Yes     X               No
                          ---------              ---------


          Class                                       Outstanding at May 1, 1996
- --------------------------                            --------------------------
Common stock, $1 par value                                117,107,900 shares

================================================================================

                                      INDEX


Part I. Financial Information                                           Page No.
                                                                        --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      March 31, 1996 and December 31, 1995 ..........................         3

    Consolidated Condensed Statements of Income--
      Three months ended March 31, 1996 and 1995 ....................         4

    Consolidated Condensed Statements of Cash Flows--
      Three months ended March 31, 1996 and 1995 ....................         5

    Notes to Consolidated Condensed Financial Statements ............         6

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ........................................        21

Part II. Other Information

  Item 1. Legal Proceedings .........................................        30

  Item 6. Exhibits and Reports on Form 8-K ..........................        30

    Exhibit 27--Financial Data Schedule for the three months ended
     March 31, 1996  ................................................        32

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
- --------------------------------------------------------------------------------
(Amounts in millions of dollars)                    March 31,       December 31,
                                                       1996             1995
                                                   -----------------------------
Assets:
Investments:
  Fixed maturities, amortized cost of $28,764.9
   and $29,403.5 ................................  $28,939.3           $30,467.7
  Equity securities, cost of $985.8 and
   $990.9 .......................................    1,220.5             1,213.6
  Mortgage loans and notes receivable ...........      132.4               132.3
  Policy loans ..................................      176.6               177.2
  Other investments .............................      317.5               503.1
  Short-term investments ........................    9,988.7             7,137.0
                                                   -----------------------------
     Total investments ..........................   40,775.0            39,630.9
Cash ............................................      403.3               241.7
Receivables-net .................................   14,238.8            13,128.6
Property, plant and equipment-net ...............    1,499.7             1,437.5
Deferred income taxes ...........................    1,507.2             1,205.2
Prepaid reinsurance premiums ....................      506.8               495.4
Goodwill and other intangible assets-net ........      474.8               481.8
Other assets ....................................    1,292.6             1,075.7
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    1,575.5             1,493.3
Separate Account business .......................    5,643.7             5,868.1
                                                   -----------------------------
     Total assets ...............................  $67,917.4           $65,058.2
                                                   =============================

Liabilities and Shareholders' Equity:
Insurance reserves and claims ...................  $40,933.9           $40,802.8
Accounts payable and accrued liabilities ........    2,298.2             1,941.8
Payable for securities purchased ................    1,311.2               435.3
Securities sold under repurchase agreements .....    2,737.4               774.1
Long-term debt, less unamortized discount .......    4,019.4             4,248.2
Deferred credits and participating policyholders'
 equity .........................................    1,641.5             1,409.9
Separate Account business .......................    5,643.7             5,868.1
                                                   -----------------------------
     Total liabilities ..........................   58,585.3            55,480.2
Minority interest ...............................    1,301.4             1,339.3
Shareholders' equity ............................    8,030.7             8,238.7
                                                   -----------------------------
     Total liabilities and shareholders' equity .  $67,917.4           $65,058.2
                                                   =============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
- --------------------------------------------------------------------------------
(Amounts in millions, except per share data)            Three Months Ended
                                                             March 31,
                                                       1996             1995
                                                    ----------------------------

Revenues:
  Insurance premiums:
    Property and casualty .......................   $2,507.8           $1,784.4
    Life ........................................      784.2              729.9
  Investment income, net of expenses ............      628.8              460.9
  Realized investment gains .....................      311.7               64.2
  Manufactured products (including excise taxes
   of $109.3 and $101.8) ........................      520.8              474.3
  Other .........................................      291.2              189.5
                                                    ---------------------------
     Total ......................................    5,044.5            3,703.2
                                                    ---------------------------

Expenses:
  Insurance claims and policyholders' benefits ..    3,017.7            2,355.7
  Amortization of deferred policy acquisition
   costs ........................................      527.6              360.8
  Cost of manufactured products sold ............      230.7              215.7
  Selling, operating, advertising and
   administrative expenses ......................      531.2              383.9
  Interest ......................................       90.8               43.1
                                                    ---------------------------
     Total ......................................    4,398.0            3,359.2
                                                    ---------------------------
                                                       646.5              344.0
                                                    ---------------------------
  Income taxes ..................................      218.7              103.7
  Minority interest .............................       59.0               25.8
                                                    ---------------------------
     Total ......................................      277.7              129.5
                                                    ---------------------------
Net income ......................................   $  368.8           $  214.5
                                                    ===========================

Net income per share ............................   $   3.13           $   1.82
                                                    ===========================

Cash dividends per share ........................   $    .25           $    .13
                                                    ===========================

Weighted average number of shares outstanding ...      117.8              117.8
                                                    ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
- --------------------------------------------------------------------------------
(Amounts in millions)                                   Three Months Ended
                                                              March 31,
                                                       1996             1995
                                                    ----------------------------

Operating Activities:
  Net income ....................................   $    368.8        $   214.5
  Adjustments to reconcile net income to net
   cash provided by operating activities-net ....       (181.9)             (.9)
  Changes in assets and liabilities-net:
    Reinsurance receivable ......................        111.1             27.9
    Receivables .................................       (733.0)            90.7
    Inventories .................................        (10.3)            18.3
    Prepaid reinsurance premiums ................        (11.4)            14.5
    Deferred policy acquisition costs ...........        (82.2)           (28.5)
    Insurance reserves and claims ...............        136.9            186.2
    Accounts payable and accrued liabilities ....        395.8            224.0
    Changes in trading securities ...............        284.8
    Other-net ...................................       (106.4)            30.1
                                                    ---------------------------
                                                         172.2            776.8
                                                    ---------------------------

Investing Activities:
  Purchases of fixed maturities .................    (10,460.3)        (5,285.9)
  Proceeds from sales of fixed maturities .......     10,726.2          5,808.6
  Proceeds from maturities of fixed maturities ..        698.4          1,079.7
  Change in securities sold under repurchase
   agreements ...................................      1,963.2         (1,746.6)
  Purchases of equity securities ................       (168.1)          (281.5)
  Proceeds from sales of equity securities ......        213.6            315.1
  Change in short-term investments ..............     (2,856.5)          (590.7)
  Purchases of property, plant and equipment ....        (95.9)           (37.0)
  Change in other investments ...................        235.6            (42.4)
                                                    ---------------------------
                                                         256.2           (780.7)
                                                    ---------------------------

Financing Activities:
  Dividends paid to shareholders ................        (29.5)           (14.7)
  Purchases of treasury shares ..................                          (4.3)
  Issuance of long-term debt ....................         22.4
  Principal payments on long-term debt ..........       (251.3)            (4.7)
  Net decrease of short-term debt ...............         (2.5)
  Receipts credited to policyholders ............          3.0              9.9
  Withdrawals of policyholder account balances ..         (8.9)            (9.3)
                                                    ---------------------------
                                                        (266.8)           (23.1)
                                                    ---------------------------
Net change in cash ..............................        161.6            (27.0)
Cash, beginning of period .......................        241.7            160.6
                                                    ---------------------------
Cash, end of period .............................   $    403.3        $   133.6
                                                    ===========================
See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
- --------------------------------------------------------------------------------
(Dollars in millions, except per share data)

1. Reference is made to Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders which should be read in conjunction with these consolidated condensed financial statements.

   Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1996.

2. On May 10, 1995, CNA Financial Corporation, an 84% owned Subsidiary ("CNA"), acquired all the outstanding shares of The Continental Corporation ("CIC") for approximately $1,100, or $20 per CIC share. To finance the acquisition, CNA entered into a five year $1,325 revolving credit facility (see Note 13 of the Notes to Consolidated Financial Statements in the 1995 Annual Report on Form 10-K, included in Item 8). CIC is an insurance holding company principally engaged through subsidiaries in the business of property and casualty insurance.

   The acquisition of CIC has been accounted for as a purchase, and CIC's operations are included in the Consolidated Financial Statements as of May 10, 1995. The purchase of CIC reflects goodwill of approximately $366 which will be amortized over twenty years at an annual charge of $18.3.

   The pro forma consolidated condensed results of operations presented below for the three months ended March 31, 1995 assumes the above transaction occurred at January 1, 1995.


   Revenues                                                           $4,770.8
   ============================================================================
   Realized gains included in revenue                                 $  157.1
   ============================================================================
   Income before taxes and minority interest                          $  412.5
   Income tax expense                                                   (145.4)
   Minority interest                                                     (30.1)
   ----------------------------------------------------------------------------
   Net income                                                         $  237.0
   ============================================================================
   Net income per share                                               $   2.01
   ============================================================================

   The pro forma consolidated condensed financial information is not necessarily indicative either of the results of operations that would have occurred had the transaction been consummated at January 1, 1995 or of future operations of the combined companies.

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

   The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domiciles, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At March 31, 1996, such collateral totaled approximately $1,100. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at March 31, 1996 was approximately $435 with Lloyd's of London.

   The effects of reinsurance on earned premiums, are as follows:

                                                                                             %
                                              Direct     Assumed     Ceded        Net     Assumed
                                            -----------------------------------------------------

                                                        Three Months Ended March 31, 1996
                                                        ---------------------------------

    Life ................................     $  144.3    $ 26.9     $  4.4     $  166.8    16.1%
    Accident and health .................        831.2      44.8       28.7        847.3     5.3
    Property and casualty ...............      2,205.7     414.7      342.5      2,277.9    18.2
                                              ---------------------------------------------------
       Total ............................     $3,181.2    $486.4     $375.6     $3,292.0    14.8%
                                              ===================================================
                                                        Three Months Ended March 31, 1995
                                                        ---------------------------------

    Life ................................     $  152.4    $ 27.3     $  4.6     $  175.1    15.6%
    Accident and health .................        709.0      38.2       15.7        731.5     5.2
    Property and casualty ...............      1,454.0     297.7      144.0      1,607.7    18.5
                                              ---------------------------------------------------
       Total ............................     $2,315.4    $363.2     $164.3     $2,514.3    14.4%
                                              ===================================================


   In the above table, life premium income is from long duration contracts and the property and casualty earned premium is from short duration contracts. Approximately three quarters of accident and health earned premiums are from short duration contracts.

   Insurance claims and policyholders' benefits are net of reinsurance recoveries of $478.5 and $73.5 for the three months ended March 31, 1996 and 1995, respectively.

4. Shareholders' equity:

                                                     March 31,     December 31,
                                                       1996           1995
                                                    ---------------------------

   Preferred stock, $.10 par value,
     Authorized--25,000,000 shares
   Common stock, $1 par value:
     Authorized--200,000,000 shares
     Issued and outstanding--117,832,800 shares .   $  117.8           $  117.8
   Additional paid-in capital ...................      170.0              170.0
   Earnings retained in the business ............    7,497.1            7,157.8
   Unrealized appreciation ......................      245.8              793.1
                                                    ---------------------------
          Total .................................   $8,030.7           $8,238.7
                                                    ===========================


5. The Company's receivables are comprised of the following:

                                                    March 31,       December 31,
                                                      1996              1995
                                                   ----------------------------

   Reinsurance ..............................      $ 7,058.0          $ 7,169.1
   Other insurance ..........................        5,950.0            5,302.4
   Security sales ...........................          648.1              187.7
   Accrued investment income ................          662.1              578.8
   Other ....................................          216.8              193.2
                                                   ----------------------------
      Total .................................       14,535.0           13,431.2
   Less allowance for doubtful accounts and
    cash discounts ..........................          296.2              302.6
                                                   ----------------------------
      Receivables-net .......................      $14,238.8          $13,128.6
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

   The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993. On January 27, 1994, the California Supreme Court granted a Petition for Review filed by several insurers, including Casualty, of, among other things, the trigger and scope of coverage issues. The order granting review had no effect on the Court of Appeal's order severing the issues unique to Casualty and Pacific Indemnity. On October 19, 1995 the California Supreme Court transferred the case back to the Court of Appeal with directions to vacate its decision and reconsider the case in light of the Supreme Court's decision in Montrose Chemical Corp. v. Admiral Ins. Co.
   (1995) 10 Cal.4th 645, where the Court adopted a continuous trigger in litigation over the duty to defend bodily injury and property damage due to exposure to D.D.T. On April 30, 1996, the Court of Appeal issued its revised opinion which essentially reaffirmed its previous decision. Casualty anticipates seeking review of the Court's decision. A Petition for review to the California Superior Court concerning the April 30 decision is due by June 10, 1996. The Court of Appeal withheld its ruling on the issues discrete to Casualty and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral Agreement described below. Casualty cannot predict the time frame within which the issues before the California courts will finally be resolved. Review of issues such as trigger of coverage and scope of coverage is being sought notwithstanding the pending proceedings to approve the Global and Trilateral Agreements. If neither the Global Settlement nor the Trilateral Agreement is finally approved, it is anticipated that Casualty and Pacific Indemnity will resume the coverage appeal process of the issues discrete to them. Casualty's appeal of the coverage judgment raises many legal issues. Key issues on appeal or for which review is sought under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:

   . The trial court adopted a continuous trigger of coverage theory under which all insurance policies in effect at any time from first exposure to asbestos until the date of the claim filing or death are triggered. The Court of Appeal endorsed the continuous trigger theory, but modified the ruling to provide that policies are triggered by a claimant's first exposure to the policyholder's products, as opposed to the first exposure to any asbestos product. Therefore, an insurance policy is not triggered if a claimant's first exposure to the policyholder's product took place after the policy period. The court, however, placed the burden on the insurer to prove the claimant was not exposed to its policyholder's product before or during the policy period. Casualty's position is that its 1957-59 policy is not triggered under California law since, among other reasons, there were no findings that health claimants had the actual illness for which they later sued. Moreover, Casualty's position is that placing the burden on the insurer is contrary to California law.

   . The scope of coverage decision imposed a form of "joint and several" liability that makes each triggered policy liable in whole for each covered claim, regardless of the length of the period the policy was in effect. This decision was affirmed by the Court of Appeal. Casualty's position is that liability for asbestos claims should be shared not jointly, but severally and on a pro rata basis between the insurers and insured. Under this theory, Casualty would only be liable for that proportion of the bodily injury that occurred during the 22-month period its policy was in force.

   . Casualty maintains that both the occurrence and the injury resulting therefrom must happen during the policy period for the policy to be triggered. Consequently, if the court ultimately holds that the occurrence is exposure to asbestos, Casualty's position is that coverage under the Casualty policy is restricted to those who actually inhaled Fibreboard asbestos fibers and suffered injury from May 4, 1957 to March 15, 1959. The Court of Appeal withheld ruling on this issue, as noted above.

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

   Under various reinsurance agreements, Casualty has asserted a right to reimbursement for a portion of its potential exposure to Fibreboard. Casualty's principal reinsurers have disputed Casualty's right to reimbursement and have taken the position that any claim by Casualty is subject to arbitration under provisions in the reinsurance agreement.

   A Federal court has ruled that the dispute must be resolved by arbitration. There can be no assurance that Casualty will be successful in obtaining a significant recovery under its reinsurance agreements.

   Through March 31, 1996, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 138,500 claims, subject to resolution of the coverage issues, for an estimated settlement amount of approximately $1,620 plus any applicable interest. If neither the Global Settlement nor the Trilateral Agreement receives final court approval, Casualty's obligation to pay under these settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, may total as much as approximately $785 (without interest), of which approximately $589 was paid through March 31, 1996. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

   Casualty will continue to pursue its appeals in the coverage litigation and all other litigation involving Fibreboard if neither the Global Settlement nor the Trilateral Agreement can be implemented.

   Global Settlement - On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

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

   Subsequent to the announcement of the agreement in principle, Casualty, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement, subject to court approval which would, among other things, settle the coverage case in the event the Global Settlement approval by the trial court is not upheld on appeal. In such case, Casualty and Pacific Indemnity would contribute to a settlement fund an aggregate of $2,000, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for claims settled before August 23, 1993. Casualty's share of such fund would be $1,440 reduced by a portion of an additional payment of $635 which Pacific Indemnity has agreed to pay for claims either filed or settled before August 27, 1993. Casualty has agreed that if either the Global Settlement or the Trilateral Agreement is finally approved, it will assume responsibility for the claims that had been settled before August 27, 1993. A portion of the additional $635 to be contributed by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Casualty would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Casualty, including but not limited to liability for asbestos -related claims against Fibreboard. As noted above, the Trilateral Agreement approval by the trial court has also been appealed and oral arguments were heard on March 5 and 6, 1996.

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

   In addition, Casualty and Pacific Indemnity have entered into an agreement (the "Casualty-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies whether or not the Global Settlement or the Trilateral Agreement is finally approved. Under the Casualty-Pacific Agreement, Casualty and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1,525 to be used to satisfy the claims of future claimants, plus certain expenses. The $1,525 has already been deposited into an escrow for such purpose. If neither the Global Settlement nor the Trilateral Agreement is finally approved, Casualty and Pacific Indemnity would share, in the same percentages, most but not all liabilities and costs of either insurer including, but not limited to, liabilities for unsettled present claims and presently settled claims (as defined in the Trilateral Agreement, regardless of whether either such insurer would otherwise have any liability therefor). If either the Trilateral Agreement or the Global Settlement is finally approved, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635.

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

   The Global Settlement and the Trilateral Agreement approved by the trial court have been appealed as noted above and oral arguments were heard on March 5 and 6, 1996. There is limited precedent with settlements which determine the rights of future claimants to seek relief, and the outcome of the appeals pending in The Fifth Circuit cannot be predicted. It is extremely difficult to assess the magnitude of Casualty's potential liability for such future claimants if neither the approval of the Global Settlement nor the Trilateral Agreement is upheld on appeal, keeping in mind that Casualty's potential liability is limited to persons exposed to asbestos prior to the termination of the policy in 1959.

   Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed for exposure starting after 1959. As indicated above, as of March 31, 1996, Casualty, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 138,500 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Casualty is not a party.

   Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 47,750 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately thirteen thousand three hundred dollars per claim for the before 1959 claims processed through March 31, 1996. Based on reports by Fibreboard, between September 1988 and April 1993, Fiberboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately eleven thousand dollars per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $0.3 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Casualty. Casualty intervened and settled these claims for approximately seventy four thousand dollars on average, with a portion of the payment contingent on final approval on appeal of the Global Settlement or the Trilateral Agreement, and if neither is finally approved, subject to resolution of the coverage appeal.

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

   While it is possible that the ultimate outcome of this matter could have a material adverse impact on the equity of the Company, management does not believe that a further loss material to equity is probable. Management will continue to monitor the potential liabilities with respect to asbestos -related bodily injury claims and will make adjustments to the claim reserves if warranted.

   Environmental Pollution and Asbestos
   ------------------------------------

   The CNA property/casualty insurance companies have potential exposures related to environmental pollution and asbestos-related claims.

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

   Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and case law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to adjustment based on new data. As of March 31, 1996 and December 31, 1995, CNA carried approximately $993 and $1,030, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported environmental pollution claims. There was no reserve development during the three months ended March 31, 1996. Adverse 1995 environmental reserve development of $241 includes $60 related to CIC and results from CNA's on-going monitoring of settlement patterns, current pending cases and potential future claims. The foregoing reserve information relates to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

   CNA has exposure to asbestos-related claims, including those attributable to CNA's on going litigation with Fibreboard Corporation (see discussion above). Estimation of asbestos-related claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of March 31, 1996 and December 31, 1995, CNA carried approximately $2,189 and $2,224, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported asbestos-related claims. Unfavorable reserve development for the three months ended March 31, 1996 and year ended December 31, 1995 totaled $13 and $258, respectively.

   The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claim and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

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

   Conventional smoking and health cases have been brought by plaintiffs against Lorillard and other manufacturers of tobacco products for many years. Two hundred forty-three such cases are pending in the United States federal and state courts against manufacturers of tobacco products generally; Lorillard is a named defendant in 66 of these cases. The Company is a defendant in three of these cases (including one pending case in which the Company has not received service of process).

   Class Actions - Six purported class actions are pending against Lorillard and other cigarette manufacturers, and the Company is a defendant in two of these cases. Plaintiffs in five of the purported class actions seek damages for alleged nicotine addiction and health effects claimed to have resulted from the use of cigarettes, and plaintiffs in one of the purported class actions allege health effects from exposure to tobacco smoke. Theories of liability include a broad range of product liability theories, theories based upon consumer protection statutes and fraud and misrepresentation. These purported class actions are described below.

   Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991). The purported class consists of flight attendants claiming injury as a result of exposure to environmental tobacco smoke in the cabins of aircraft. Plaintiffs seek an unspecified amount in compensatory damages and $5,000 in punitive damages. The trial court granted plaintiffs' motion for class certification on December 12, 1994. Defendants' appeal of this ruling to the Florida Court of Appeal has been denied. Defendants' motion to reconsider the ruling or to certify it to the Florida

   Supreme Court has been denied.

   Castano v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed March 29, 1994). The purported class consists of individuals in the United States who are allegedly nicotine dependent and their estates and heirs. Plaintiffs are represented by a well -funded and coordinated consortium of over 60 law firms from around the United States. Plaintiffs seek unspecified amounts in actual damages and punitive damages. The court issued an order on February 17, 1995 that granted in part plaintiffs' motion for class certification. The United States Court of Appeals for the Fifth Circuit granted defendants' motion for leave to file an interlocutory appeal from this order and defendants' appeal is pending.

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

   Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). The purported class consists of citizens and residents of the United States, and their survivors, who have or who have died from, diseases and medical conditions allegedly caused by smoking cigarettes containing nicotine. Plaintiffs in this case seek actual and punitive damages in excess of $200,000, and the creation of a medical fund to compensate individuals for future health care costs. Plaintiffs' motion for class certification was granted by the court on October 31, 1994. Defendants' appeal of this ruling to the Florida Court of Appeal was denied, although the court has modified the class certification order and has limited plaintiffs' class to citizens or residents of Florida. Defendants' motion to reconsider this ruling has been denied.

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

   Norton v. RJR Nabisco Holdings Corporation, et al. (Superior Court, Madison County, Indiana, filed May 3, 1996). Plaintiffs seek certification of a class comprised of all nicotine-dependent persons in the state of Indiana who have purchased and smoked cigarettes manufactured by the defendant tobacco companies since January 1, 1940; the estates, representatives and administrators of nicotine-dependent smokers; and the spouses, children and dependent relatives of nicotine-dependent smokers. Plaintiffs seek unspecified amounts in actual damages and punitive damages; applicable damages for violation of Indiana's deceptive business practices statute; and creation of a medical monitoring fund.

   State Reimbursement Cases-In addition to the foregoing cases, eight actions have been initiated in which states or state agencies seek recovery of funds expended by the states or state agencies, and in one case health insurers, to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Lorillard is named as a defendant in each of these eight actions and the Company is named as a defendant in four of them. These cases are described below.

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

   Ieyoub v. The American Tobacco Company, et al. (U.S. District Court, Western District, Louisiana, filed March 13, 1996), filed by the Attorney General of Louisiana.

   The State of Texas v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Texas, filed March 28, 1996), filed by the Attorney General of Texas.

   State of Maryland v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 1, 1996), filed by the Attorney General of Maryland. To date, neither the Company nor Lorillard has received service of process of this action.

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

   In addition to the above, a private citizen has filed suit in the Circuit Court of Wayne County, Michigan, that seeks a writ of mandamus compelling the Governor of the State of Michigan to direct the Attorney General of the State of Michigan to file a reimbursement suit against the cigarette manufacturers and their holding companies named as defendants in the complaint, including the Company and Lorillard (Bleakley, et al. v. Engler, et al., filed March 21, 1996). In the alternative, the complaint seeks certification as a class action with the named plaintiffs representing a class defined as the taxpayers of the State of Michigan. Neither the Company nor Lorillard have received service of process of this suit.

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

   Filter Cases-In addition to the foregoing cases, several cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Fourteen such cases are pending in federal and state courts against Lorillard. Allegations of liability against Lorillard include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10 in compensatory damages and $100 in punitive damages. Trials were held in three cases of this type during 1995. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay an amount between $1.8 and $2.0 in actual and punitive damages. The precise amount to be paid by Lorillard will be determined at a later date if the verdict withstands review by appellate courts. Lorillard has noticed an appeal from the judgment in plaintiffs' favor. Trials have been held in three cases of this type during 1996. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay the amount of one hundred forty thousand dollars. The time for Lorillard to seek review of this verdict has not yet expired.

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

7. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the three months ended March 31, 1996 and 1995, respectively.

   Results of operations for the first quarter of each of the years is not necessarily indicative of results of operations for that entire year.

8. Subsequent Event --

   On April 29, 1996 Diamond Offshore Drilling, Inc., a 70% owned subsidiary ("Diamond Offshore"), and Arethusa (Off-Shore) Limited ("Arethusa"), consummated the merger of the two companies. Holders of Arethusa stock received 17.9 million shares of common stock issued by Diamond Offshore based on a ratio of .88 shares for each share of Arethusa common stock. The Company will recognize a gain of approximately $182 during the second quarter of 1996 and its interest in Diamond Offshore declined to approximately 52%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

Liquidity and Capital Resources:
- -------------------------------

Insurance
- ---------

  Property and casualty and life insurance operations are wholly owned subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 84% owned subsidiary of the Company--

  As previously reported, on May 10, 1995 CNA acquired The Continental Corporation ("CIC") for approximately $1.1 billion or $20 per CIC share. This acquisition makes CNA the sixth largest U.S. insurance organization, the third largest U.S. property-casualty organization and the largest U.S. commercial lines insurance group, based on 1994 premium volume.

  CNA has financed the transaction (including the refinancing of $205 million of CIC debt) through a five-year $1.3 billion revolving credit facility with 16 banks led by The First National Bank of Chicago and The Chase Manhattan Bank, N.A. The interest rate is based on the 1,2,3, or 6 month London Interbank Offered Rate ("LIBOR") plus 35 basis points; the average interest rate was 5.7% at March 31, 1996. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

  On August 10, 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to reduce a like amount of bank financing. On March 18, 1996, CNA increased commercial paper borrowings by $150 million replacing a like amount of bank financing. The weighted average yield on commercial paper at March 31, 1996 was 5.6%. The commercial paper borrowings are classified as long-term debt as $650 million of the committed Bank Facility will support the commercial paper program. Standard and Poor's and Moody's issued short-term debt ratings of A2 and P2, respectively, for CNA's Commercial Paper Program.

  As of May 1, 1996, the outstanding loans under the revolving credit facility were $675 million.

  CNA entered into interest rate swap agreements with several banks which terminate from May to December 2000. The effect of these interest rate swaps was to increase interest expense by $1.6 million for the three months ended March 31, 1996.

  On March 1, 1996, CNA repaid $250 million of 8 5/8% senior notes, which had come due.

  For the first three months of 1996, statutory surplus of the property and casualty insurance subsidiaries decreased 1.5% to approximately $5.6 billion. The decrease resulted primarily from the payment of dividends. The statutory surplus of the life insurance subsidiaries remained at $1.1 billion.

  CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. See Note 6 of the Notes to Consolidated Condensed Financial Statements for a further discussion of environmental pollution exposures.

  The liquidity requirements of CNA have been met primarily by funds generated from operations. The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the first three months of 1996, CNA's operating activities generated net negative cash flows of $146.5 million, compared to positive cash flows of $561 million in 1995. The decrease is primarily the result of negative cash flows generated by underwriting activities, higher payment for federal income taxes and increased interest payments. CNA believes that future liquidity needs will be met primarily by cash generated from operations. Net cash flows are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

Cigarettes
- ----------

  Lorillard, Inc. and subsidiaries ("Lorillard")--

  In April 1996, Lorillard terminated its agreement with Brown & Williamson Tobacco Corporation to purchase six discount cigarette brands in light of the disapproval of the transaction by the Federal Trade Commission.

  Virtually all of Lorillard's sales are in the full price brand category. With the industry-wide list price reduction of full price brands, effective August 9, 1993, the market share of discount brands has declined and Lorillard's product line has benefited in terms of unit sales. Discount brand sales have decreased from an average of 37% of industry sales during 1993 to an average of 30% during 1995. At March 31, 1996, they represented 29.6% of industry sales.

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

Corporate
- ---------

  During April 1996 the Company purchased 724,900 shares of its outstanding Common Stock at an aggregate cost of approximately $54.7 million. The funds required for such purchases were provided from working capital. Depending on market conditions, the Company, from time to time, purchases shares in the open market or otherwise.

Investments:
- -----------

Insurance

  A summary of CNA's general account fixed income securities portfolio and short-term investments are as follows:


                                                                    Change in
                                            March 31,  December 31, Unrealized
                                              1996         1995       Gains
                                          ------------------------------------
                                                        (In millions)
Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies ..    $11,579       $13,542      $(517)
Asset-backed securities ................      6,178         6,086       (112)
  Tax exempt securities ................      4,008         3,603        (92)
  Taxable ..............................      7,151         7,214       (168)
                                            --------------------------------
       Total fixed income securities ...     28,916        30,445       (889)
Stocks .................................        962           918         21
Short-term and other investments........      6,462         4,482          3
Derivative security investments ........          4            41
                                            --------------------------------
       Total ...........................    $36,344       $35,886      $(865)
                                            ================================
Short-term investments:
  Security repurchase collateral .......    $ 2,246       $   776
  Escrow ...............................      1,049         1,045
  Others ...............................      2,563         1,904
Other investments ......................        604           757
                                            ---------------------
       Total short-term and other
        investments ....................    $ 6,462       $ 4,482
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

  CNA holds a small amount of derivative financial instruments for purposes of enhancing income and total return. The derivative securities are marked-to-market with valuation changes reported as realized investment gains and losses. CNA's investment in, and risk in relation to, derivative securities is not significant.

  The general account portfolio consists primarily of high quality marketable debt securities, approximately 92% of which are rated as investment grade. At March 31, 1996, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 11% and 10%, respectively, of the general account's total investment portfolio compared to 10% and 8%, respectively, at December 31, 1995. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. At March 31, 1996, the major components of the short-term investment portfolio consist primarily of high grade commercial paper and U.S. Treasury bills. Collateral for securities sold under repurchase agreements increased $1,470 million to $2,246 million.

  As of March 31, 1996, the market value of CNA's general account investments in bonds and redeemable preferred stocks was $28.9 billion and was more than amortized cost by approximately $170 million. This compares to $1,059 million of net unrealized investment gains at December 31, 1995. The gross unrealized investment gains and losses for the fixed income securities portfolio at March 31, 1996, were $456 and $286 million, respectively, compared to $1,136 and $77 million, respectively, at December 31, 1995. The decline in unrealized investment gains is attributable, in large part, to increases in interest rates which have an adverse effect on bond prices.

  Net unrealized investment losses on general account bonds at March 31, 1996 include net unrealized investment losses on high yield securities of $60 million, compared to net unrealized investment gains of $67 million at December 31, 1995. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $2.2 billion at March 31, 1996, compared to $1.9 billion at December 31, 1995.

  At March 31, 1996, total Separate Account cash and investments amounted to $5.6 billion with taxable debt securities representing approximately 94% of the Separate Accounts' portfolio. Approximately 85% of Separate Account investments are used to fund guaranteed investment contracts ("GIC's") for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed income securities in the GIC portfolio was $4.6 billion compared to $4.8 billion at December 31, 1995. At March 31, 1996, amortized cost was less than fair value by approximately $20 million. This compares to $53 million at December 31, 1995. The gross unrealized investment gains and losses for the GIC fixed income securities portfolio at March 31, 1996 were $89 and $69 million, respectively.

  Carrying values of high yield securities in the GIC portfolio were $878 and $944 million, respectively, at March 31, 1996 and December 31, 1995. Net unrealized investment losses on high yield securities held in such Separate Accounts were $20 million at March 31, 1996, compared to $14 million at December 31, 1995.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At March 31, 1996, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 5.0% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

  Included in CNA's fixed income securities at March 31, 1996 (general and GIC portfolios) are $8.7 billion of asset-backed securities, consisting of approximately 33% in collateralized mortgage obligations ("CMO's"), 12% in corporate asset-backed obligations, and 55% in U.S. government agency issued pass-through certificates. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At March 31, 1996, the fair value of asset-backed securities was less than amortized cost by approximately $35 million compared to unrealized investment gains of $200 million at December 31, 1995. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

  Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At March 31, 1996, 58% of the general account's debt securities portfolio was invested in U.S. government securities, 18% in other AAA rated securities and 12% in AA and A rated securities. CNA's GIC fixed income portfolio is comprised of 33% U.S. government securities, 18% in other AAA rated securities and 17% in AA and A rated securities. These ratings are primarily from nationally recognized rating agencies.

Other
- -----

  Investment activities of non-insurance companies include investments in fixed maturities securities, equity securities, derivative instruments and short-term investments. Derivative instruments are marked-to-market with valuation changes reported as realized investment gains or losses in the income statement. The remaining securities are carried at fair value with a net unrealized gain of $51.1 million at December 31, 1995. Effective January 1, 1996, equity securities added to the parent company's investment portfolio are classified as trading securities in order to reflect the Company's investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the income statement.

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

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex or volatile, or expose the Company to a higher degree of risk. These derivative instruments have not had, and are expected not to have, a material adverse impact on the results of operations. See Note 4 of the Notes to Consolidated Financial Statements in the 1995 Annual Report on Form 10-K, included in Item 8 for additional information with respect to derivative instruments.

Results of Operations:
- ----------------------

  Revenues and net income for the quarter increased by $1,341.3 million, or 36.2%, and $154.3 million, or 71.9%, respectively, as compared to the prior year first quarter. The following table sets forth the major sources of the Company's consolidated revenues and net income.

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1996          1995
                                                         ----------------------
                                                              (In millions)

Revenues (a):
  Property and casualty insurance ....................   $3,320.7     $2,198.0
  Life insurance .....................................      995.2        854.3
  Cigarettes .........................................      497.8        452.2
  Hotels .............................................       41.4         41.2
  Drilling ...........................................      107.5         75.2
  Watches and clocks .................................       25.5         24.5
  Investment income-net (non-insurance companies) ....       57.8         58.3
  Other and eliminations--net ........................       (1.4)         (.5)
                                                         ----------------------
                                                         $5,044.5     $3,703.2
                                                         ======================
Net income (a):
  Property and casualty insurance ....................   $  230.2     $  106.9
  Life insurance .....................................       65.9         31.9
  Cigarettes .........................................       72.2         71.8
  Hotels .............................................       (2.8)        (2.6)
  Drilling ...........................................        8.5         (7.9)
  Watches and clocks .................................         .7           .4
  Investment income-net (non-insurance companies) ....       36.4         37.5
  Corporate interest expense .........................      (19.4)       (15.4)
  Unallocated corporate expense and other-net ........      (22.9)        (8.1)
                                                         ----------------------
                                                         $  368.8     $  214.5
                                                         ======================

                                      Page 26

(a) Includes realized investment gains as follows:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                          1996           1995
                                                         ----------------------

Revenues:
  Property and casualty insurance ....................   $216.6           $16.8
  Life insurance .....................................     87.6            18.1
  Investment income-net ..............................      7.5            29.3
                                                         ----------------------
                                                         $311.7           $64.2
                                                         ======================
Net income:
  Property and casualty insurance ....................   $113.2           $ 7.7
  Life insurance .....................................     41.1             9.7
  Investment income-net ..............................      4.8            18.9
                                                         ----------------------
                                                         $159.1           $36.3
                                                         ======================

Insurance
- ---------

  Property and casualty revenues, excluding realized investment gains, increased by $922.9 million, or 42.3%, for the three months ended March 31, 1996, as compared to the same period a year ago.

  Property and casualty premium revenues increased by $723.4 million, or 40.5%, from the prior year's comparable period. The increase was principally attributable to the inclusion of CIC business of $659 million and increases in mass marketing and international reinsurance, partially offset by a decline in commercial lines due to reduced workers' compensation business. Net investment income increased by $138.3 million, or 40.3%, as compared to the prior year primarily due to the inclusion of the CIC investment portfolio of $119.7 million, higher yielding investments and a switch to longer term securities. The bond segment of the investment portfolio yielded 7.1% in the first quarter of 1996 compared with 6.6% for the same period a year ago.

  Life insurance revenues, excluding realized investment gains, increased by $71.4 million, or 8.5%, as compared to the same period a year ago. Life premium revenues increased by $54.3 million, or 7.4%, for the three months ended March 31, 1996 with the primary growth in new term and universal life business, annuities, group business and federal markets. Life net investment income increased by $9.3 million, or 10.6%, for the three months ended March 31, 1996, compared to the same period a year ago due to a larger asset base generated from increased cash flows. The bond segment of the life investment portfolio yielded 6.6% in the first quarter of 1996 compared with 6.8% for the same period a year ago.

  Property and casualty underwriting losses for the three months ended March 31, 1996 were $291.0 million, compared to $197.7 million for the same period in 1995. CIC had $107.4 million in underwriting losses for the three months ended March 31, 1996. The statutory combined ratios for the three months ended March 31, 1996 were 107.9, compared with 109.4 for the same period in 1995. The statutory expense ratio for the first quarter of 1996 was 28.5 compared to 28.8 for the first three months of 1995. Contributing to the improvement in underwriting results were improved loss experience, partially offset by higher catastrophe costs. Pre-tax catastrophe losses for the three months ended March 31, 1996 were $93.5 million, compared with $23 million in 1995. The 1996 catastrophe losses related primarily to severe winter storms and hail storms in Northeast.

  The components of CNA's realized investment gains are as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                           1996          1995
                                                          ----------------------
                                                              (In millions)

Bonds:
  U.S. Government.....................................    $134.3         $  9.9
  Tax exempt..........................................      20.0           16.7
  Asset-backed........................................      17.4            9.9
  Taxable.............................................      27.8          (24.8)
                                                          ----------------------
       Total bonds...................................      199.5           11.7
Stocks...............................................       54.9           17.6
Derivative and Other.................................       50.8            6.5
                                                          ----------------------
       Total realized investment gains ..............     $305.2         $ 35.8
                                                          ======================


Cigarettes
- ----------

  Revenues and net income increased by $45.6 and $0.4 million, or 10.1% and 0.6%, respectively, as compared to the prior year first quarter.

  The increase in revenues is primarily composed of an increase of approximately $33.7 million, or 7.5%, due to higher unit sales volume for the 1996 first quarter and an increase of approximately $11.3 million, or 2.5%, reflecting higher average unit prices as compared to the corresponding first quarter of the prior year. Net income increased as a result of the improved revenues, partially offset by higher sales promotion expenses.

Hotels
- ------

  Revenues for the quarter were relatively unchanged, as compared to the prior year first quarter. Net loss increased by $0.2 million, or 7.7%, for the quarter ended March 31, 1996, as compared to the prior year.

  Revenues increased in the first quarter of 1996, as compared to the prior year, due primarily to higher overall occupancy rates, increased average room rates and the addition of the Hotel Vogue. These increases were offset by the absence of casino revenues at the Loews Monte Carlo Hotel.

  Net loss increased for the quarter ended March 31, 1996, as compared to the prior year, due primarily to poor results at the Loews Monte Carlo Hotel, partially offset by improved results at the division's New York properties.

Drilling
- --------

  Revenues increased by $32.3 million, or 43.0%, and net income increased by $16.4 million as compared to the prior year first quarter.

  Revenues for the first quarter of 1996 increased by $23.8 million, or 31.6%, due primarily to higher dayrates recognized by semisubmersible rigs located in the North Sea and the Gulf of Mexico. Revenues from turnkey operations increased $10.5 million, or 14.0%, reflecting the completion of projects of greater magnitude during the first quarter of 1996 as compared to the prior year first quarter.

  Net income for the first quarter of 1996 increased due primarily to higher revenues discussed above and decreased interest expense.

Watches and Clocks
- ------------------

  Revenues and net income increased by $1.0 and $0.3 million, or 4.1% and 75.0%, respectively, as compared to the prior year first quarter.

  Revenues increased due primarily to higher watch unit sales and prices in the 1996 first quarter, partially offset by lower clock unit volume. Net income increased as a result of the increased revenues and a favorable change in the product sales mix, partially offset by lower clock unit sales volume.

Other
- -----

  Revenues and net income for the first quarter of 1996 decreased by $1.4 and $19.9 million, respectively, as compared to the prior year first quarter. Other operations consist primarily of investment income of non-insurance companies and, in 1995, the Company's investment in CBS Inc.

  Revenues and net income decreased due primarily to realized investment gains of $7.5 and $4.8 million, respectively, for the quarter ended March 31, 1996, as compared to realized investment gains of $29.3 and $18.9 million, respectively, in the prior year first quarter.

  Exclusive of securities transactions, revenues increased $20.4 million due primarily to increased investment income reflecting increased levels of invested assets. Net loss increased by $5.8 million due to increased interest expense and losses from CNA non-insurance operations, partially offset by the increased investment income.

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

  In addition, on May 8, 1996, Lorillard received a grand jury subpoena duces tecum from the United States Attorney's Office for the Eastern District of New York. This subpoena appears to relate to an investigation commenced in 1992 by that office regarding possible fraud by Lorillard and other tobacco companies relating to research undertaken or administered by the Council for Tobacco Research - USA, Inc., as reported in Item 1 of the Company's annual report on Form 10-K for the year ended December 31, 1995. It is impossible at this time to predict the ultimate outcome of this investigation. An adverse outcome of this investigation could result in criminal, administrative or other proceedings against Lorillard.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

   (a) Exhibits--

      (27) Financial Data Schedule for the three months ended March 31, 1996.

   (b) Current reports on Form 8-K--There were no reports on Form 8-K filed for the three months ended March 31, 1996.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: May 14, 1996                               By  /s/ Roy E. Posner
                                                     -------------------------
                                                     ROY E. POSNER
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)