Form 10-Q
period 1996-06-30
LOEWS CORP
filed 1996-08-14
CIK 60086

============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

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

                      Yes     X               No
                          ---------              ---------


          Class                                    Outstanding at August 2, 1996
- --------------------------                         -----------------------------
Common stock, $1 par value                               115,040,100 shares

================================================================================

                                      INDEX


Part I. Financial Information                                           Page No.
                                                                        --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      June 30, 1996 and December 31, 1995 ...........................         3

    Consolidated Condensed Statements of Income--
      Three and six months ended June 30, 1996 and 1995 .............         4

    Consolidated Condensed Statements of Cash Flows--
      Six months ended June 30, 1996 and 1995 .......................         5

    Notes to Consolidated Condensed Financial Statements ............         6

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ........................................        24

Part II. Other Information

  Item 1. Legal Proceedings .........................................        34

  Item 4. Submission of Matters to a Vote of Security Holders .......        34

  Item 6. Exhibits and Reports on Form 8-K ..........................        36

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
- --------------------------------------------------------------------------------
(Amounts in millions of dollars)                    June 30,        December 31,
                                                      1996              1995
                                                   -----------------------------
Assets:
Investments:
  Fixed maturities, amortized cost of $28,090.3
   and $29,403.5 ................................  $27,959.2           $30,467.7
  Equity securities, cost of $1,045.1 and $990.9     1,213.6             1,213.6
  Mortgage loans and notes receivable ...........      122.5               132.3
  Policy loans ..................................      175.4               177.2
  Other investments .............................      364.9               503.1
  Short-term investments ........................    8,893.2             7,137.0
                                                   -----------------------------
     Total investments ..........................   38,728.8            39,630.9
Cash ............................................      341.2               241.7
Receivables-net .................................   13,822.3            13,128.6
Property, plant and equipment-net ...............    2,025.6             1,437.5
Deferred income taxes ...........................    1,774.8             1,205.2
Prepaid reinsurance premiums ....................      531.2               495.4
Goodwill and other intangible assets-net ........      504.4               481.8
Other assets ....................................    1,134.2             1,075.7
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    1,697.8             1,493.3
Separate Account business .......................    5,566.5             5,868.1
                                                   -----------------------------
     Total assets ...............................  $66,126.8           $65,058.2
                                                   =============================

Liabilities and Shareholders' Equity:
Insurance reserves and claims ...................  $41,105.0           $40,802.8
Accounts payable and accrued liabilities ........    2,563.4             1,941.8
Payable for securities purchased ................    1,223.6               435.3
Securities sold under repurchase agreements .....      909.2               774.1
Long-term debt, less unamortized discount .......    4,076.1             4,248.2
Deferred credits and participating policyholders'
 equity .........................................      968.8             1,409.9
Separate Account business .......................    5,566.5             5,868.1
                                                   -----------------------------
     Total liabilities ..........................   56,412.6            55,480.2
Minority interest ...............................    1,721.6             1,339.3
Shareholders' equity ............................    7,992.6             8,238.7
                                                   -----------------------------
     Total liabilities and shareholders' equity .  $66,126.8           $65,058.2
                                                   =============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
- -------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)       Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                   1996          1995          1996        1995
                                                -------------------------------------------------

Revenues:
  Insurance premiums:
    Property and casualty .................     $2,478.6      $2,162.7      $ 4,986.4    $3,947.1
    Life ..................................        840.8         704.6        1,625.0     1,434.5
  Investment income, net of expenses ......        606.9         544.8        1,235.7     1,005.7
  Realized investment gains ...............        178.3         342.3          490.0       406.5
  Manufactured products (including excise
   taxes of $121.9, $118.6, $231.2 and
   $220.4) ................................        588.4         552.7        1,109.2     1,027.0
  Other ...................................        351.6         212.3          642.8       401.8
                                                -------------------------------------------------
     Total ................................      5,044.6       4,519.4       10,089.1     8,222.6
                                                -------------------------------------------------

Expenses:
  Insurance claims and policyholders'
   benefits ...............................      3,144.7       2,674.2        6,162.4     5,029.9
  Amortization of deferred policy
   acquisition costs ......................        439.4         421.5          967.0       782.3
  Cost of manufactured products sold ......        251.2         253.0          481.9       468.7
  Selling, operating, advertising and
   administrative expenses ................        481.1         420.6        1,012.3       804.5
  Interest ................................         69.8          62.7          160.6       105.8
                                                -------------------------------------------------
     Total ................................      4,386.2       3,832.0        8,784.2     7,191.2
                                                -------------------------------------------------
                                                   658.4         687.4        1,304.9     1,031.4
                                                -------------------------------------------------
  Income taxes ............................        226.4         224.8          445.1       328.5
  Minority interest .......................         53.3          42.8          112.3        68.7
                                                -------------------------------------------------
     Total ................................        279.7         267.6          557.4       397.2
                                                -------------------------------------------------
Net income ................................     $  378.7      $  419.8      $   747.5    $  634.2
                                                =================================================

Net income per share ......................     $   3.25      $   3.56      $    6.38    $   5.38
                                                =================================================

Cash dividends per share ..................     $    .25      $    .13      $     .50    $    .25
                                                =================================================

Weighted average number of shares
 outstanding ..............................        116.6         117.8          117.2       117.8
                                                =================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
- --------------------------------------------------------------------------------
(Amounts in millions)                                 Six Months Ended June 30,
                                                       1996             1995
                                                    ----------------------------
Operating Activities:
  Net income ....................................   $    747.5       $    634.2
  Adjustments to reconcile net income to net
   cash provided by operating activities-net ....       (194.7)          (192.8)
  Changes in assets and liabilities-net:
    Reinsurance receivable ......................         52.7           (325.3)
    Receivables .................................       (427.1)          (599.2)
    Prepaid reinsurance premiums ................        (35.8)            14.7
    Deferred policy acquisition costs ...........       (204.6)          (105.0)
    Insurance reserves and claims ...............        311.5            482.7
    Accounts payable and accrued liabilities ....       (447.3)           197.7
    Investments classified as trading securities         (41.6)
    Other-net ...................................        243.5            566.5
                                                    ---------------------------
                                                           4.1            673.5
                                                    ---------------------------
Investing Activities:
  Purchases of fixed maturities .................    (16,863.6)       (12,486.4)
  Proceeds from sales of fixed maturities .......     17,127.6         11,859.9
  Proceeds from maturities of fixed maturities ..      1,311.3          1,657.7
  Change in securities sold under repurchase
   agreements ...................................        135.1         (1,789.6)
  Purchases of equity securities ................       (602.1)          (587.2)
  Proceeds from sales of equity securities ......        779.0            999.9
  Purchase of The Continental Corporation net of
   cash acquired ................................                        (960.4)
  Change in short-term investments ..............     (1,424.1)          (480.2)
  Purchases of property, plant and equipment ....       (209.5)           (84.9)
  Change in other investments ...................        293.3            182.5
                                                    ---------------------------
                                                         547.0         (1,688.7)
                                                    ---------------------------
Financing Activities:
  Dividends paid to shareholders ................        (58.7)           (29.5)
  Purchases of treasury shares ..................       (137.6)            (4.3)
  Issuance of long-term debt ....................          9.1          1,332.6
  Principal payments on long-term debt ..........       (320.3)           (27.6)
  Net borrowings on revolving line of credit ....         70.0
  Net decrease in short-term debt ...............         (4.8)          (205.0)
  Receipts credited to policyholders ............          8.6             15.7
  Withdrawals of policyholder account balances ..        (17.9)           (17.5)
                                                    ---------------------------
                                                        (451.6)         1,064.4
                                                    ---------------------------
Net change in cash ..............................         99.5             49.2
Cash, beginning of period .......................        241.7            160.6
                                                    ---------------------------
Cash, end of period .............................   $    341.2       $    209.8
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

   The acquisition of CIC has been accounted for as a purchase, and CIC's operations are included in the Consolidated Condensed Financial Statements as of May 10, 1995.

   The pro forma consolidated condensed results of operations presented below assumes the above transaction occurred at January 1, 1995.

                                                           Three Months Ended    Six Months Ended
                                                              June 30, 1995        June 30, 1995
                                                           --------------------------------------

   Revenues                                                    $4,939.4              $9,710.2
   =============================================================================================
   Realized investment gains included in revenues              $  369.5              $  526.5
   =============================================================================================
   Income before taxes and minority interest                   $  647.4              $1,059.5
   Income tax expense                                            (208.0)               (352.0)
   Minority interest                                              (38.6)                (68.8)
   ---------------------------------------------------------------------------------------------
   Net income                                                  $  400.8              $  638.7
   =============================================================================================
   Net income per share                                        $   3.40              $   5.42
   =============================================================================================


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

   The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domiciles, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At June 30, 1996, such collateral totaled approximately $1,100. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at June 30, 1996 was approximately $435 with Lloyd's of London.

   The effects of reinsurance on earned premiums, are as follows:

                                                                %                                         %
                             Direct   Assumed  Ceded   Net    Assumed   Direct   Assumed  Ceded    Net  Assumed
                            -----------------------------------------------------------------------------------

                                                          Six Months Ended June 30,
                            -----------------------------------------------------------------------------------
                            --------------- 1996 -------------------- ---------------------- 1995 -------------

    Life ................   $  353.9  $   57.2 $ 15.2  $  395.9  14.4%  $  298.9  $ 54.9  $  9.4  $  344.4 15.9%
    Accident and health .    1,658.4      89.4   33.2   1,714.6   5.2    1,441.2    68.2    38.2   1,471.2  4.6
    Property and casualty    4,249.1   1,002.8  751.0   4,500.9  22.3    3,447.5   573.3   451.5   3,569.3 16.1
                            -----------------------------------------------------------------------------------
       Total ............   $6,261.4  $1,149.4 $799.4  $6,611.4  17.4%  $5,187.6  $696.4  $499.1  $5,384.9 12.9%
                            ===================================================================================

                                                         Three Months Ended June 30,
                            -----------------------------------------------------------------------------------
                            --------------- 1996 -------------------- ---------------------- 1995 -------------

    Life ................   $  209.6  $   30.3 $ 10.8  $  229.1  13.2%  $  146.5  $ 27.6  $  4.8  $  169.3 16.3%
    Accident and health .      827.2      44.6    4.5     867.3   5.1      732.2    30.0    22.5     739.7  4.1
    Property and casualty    2,043.4     588.1  408.5   2,223.0  26.5    1,993.5   275.6   307.5   1,961.6 14.0
                            -----------------------------------------------------------------------------------
       Total ............   $3,080.2  $  663.0 $423.8  $3,319.4  20.0%  $2,872.2  $333.2  $334.8  $2,870.6 11.6%
                            ===================================================================================


   In the above table, life premium income is primarily from long duration contracts and the property and casualty earned premium is from short duration contracts, and accident and health earned premiums are primarily from short duration contracts.

   Insurance claims and policyholders' benefits are net of reinsurance of $150.3, $256.5, $628.8 and $330.0 for the three and six months ended June 30, 1996 and 1995, respectively.

4. Shareholders' equity:

                                                     June 30,     December 31,
                                                       1996           1995
                                                    ---------------------------

   Preferred stock, $.10 par value,
     Authorized--100,000,000 shares
   Common stock, $1 par value:
     Authorized--400,000,000 shares
     Issued--117,832,800 shares .................   $  117.8           $  117.8
   Additional paid-in capital ...................      170.0              170.0
   Earnings retained in the business ............    7,846.6            7,157.8
   Unrealized (depreciation) appreciation .......       (4.2)             793.1
                                                    ---------------------------
          Total .................................    8,130.2            8,238.7
   Less common stock (1,841,100 shares) held in
    treasury at cost ............................      137.6
                                                    ---------------------------
          Total .................................   $7,992.6           $8,238.7
                                                    ===========================


5. The Company's receivables are comprised of the following:

                                                     June 30,       December 31,
                                                       1996             1995
                                                    ---------------------------

   Reinsurance ..............................       $ 7,116.4         $ 7,169.1
   Other insurance ..........................         5,646.3           5,302.4
   Security sales ...........................           531.3             187.7
   Accrued investment income ................           481.1             578.8
   Other ....................................           339.0             193.2
                                                    ---------------------------
          Total .............................        14,114.1          13,431.2
   Less allowance for doubtful accounts and
    cash discounts ..........................           291.8             302.6
                                                    ---------------------------
          Receivables-net ...................       $13,822.3         $13,128.6
                                                    ===========================

6. On April 29, 1996 Diamond Offshore Drilling, Inc., a 70% owned subsidiary ("Diamond Offshore"), acquired Arethusa (Off-Shore) Limited ("Arethusa"). Holders of Arethusa stock received 17.9 million shares of common stock issued by Diamond Offshore based on a ratio of .88 shares for each share of Arethusa common stock. The Company recognized a gain of approximately $186.6 during the second quarter of 1996 and its interest in Diamond Offshore declined to approximately 51%.

7. Legal Proceedings and Contingent Liabilities-

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

   On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 26, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. Further review of the judgment approving the Global Settlement Agreement either to the entire Fifth Circuit Court of Appeals or the United States Supreme Court will likely be sought. Further review of the judgment approving the Trilateral Agreement is possible but it is uncertain whether it will be sought.

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

   The Court of Appeal entered an opinion on November 15, 1993, as modified on December 13, 1993. On January 27, 1994, the California Supreme Court granted a Petition for Review filed by several insurers, including Casualty, of, among other things, the trigger and scope of coverage issues. The order granting review had no effect on the Court of Appeal's order severing the issues unique to Casualty and Pacific Indemnity. On October 19, 1995 the

   California Supreme Court transferred the case back to the Court of Appeal with directions to vacate its decision and reconsider the case in light of the Supreme Court's decision in Montrose Chemical Corp. v. Admiral Ins. Co.
   (1995) 10 Cal.4th 645, where the Court adopted a continuous trigger in litigation over the duty to defend bodily injury and property damage due to exposure to D.D.T. On April 30, 1996, the Court of Appeal issued its revised opinion which essentially reaffirmed its previous decision. Casualty has filed papers seeking review by the California Supreme Court concerning the April 30 decision. The Court of Appeal withheld its ruling on the issues discrete to Casualty and Pacific Indemnity pending final court approval of either the Global Settlement or the Trilateral Agreement described below. Casualty cannot predict the time frame within which the issues before the California courts will finally be resolved. Review of issues such as trigger of coverage and scope of coverage is being sought notwithstanding the pending proceedings to approve the Global and Trilateral Agreements. If neither the Global Settlement nor the Trilateral Agreement is finally approved, it is anticipated that Casualty and Pacific Indemnity will resume the coverage appeal process of the issues discrete to them. Casualty's appeal of the coverage judgment raises many legal issues. Key issues on appeal or for which review is sought under the policy are trigger of coverage, scope of coverage, dual coverage requirements and number of occurrences:

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

   Through June 30, 1996, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 134,200 claims, subject to resolution of the coverage issues, for an estimated settlement amount of approximately $1,620 plus any applicable interest. If neither the Global Settlement nor the Trilateral Agreement receives final court approval, Casualty's obligation to pay under these settlements will be partially subject to the results of the pending appeal in the coverage litigation. Minimum amounts payable under all such agreements, regardless of the outcome of coverage litigation, may total as much as approximately $796 (without interest), of which approximately $631 was paid through June 30, 1996. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

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

   On August 27, 1993, Casualty, Pacific Indemnity, Fibreboard and a negotiating committee of asbestos claimant attorneys reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1,525 to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement approval has been affirmed on appeal, however, it is likely that further review will be sought. As noted below, there is limited precedent with settlements which determine the rights of future claimants to seek relief.

   Subsequent to the announcement of the agreement in principle, Casualty, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement, subject to court approval which would, among other things, settle the coverage case in the event the Global Settlement approval is not ultimately upheld. In such case, Casualty and Pacific Indemnity would contribute to a settlement fund an aggregate of $2,000, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for claims settled before August 23, 1993. Casualty's share of such fund would be $1,440 reduced by a portion of an additional payment of $635 which Pacific Indemnity has agreed to pay for claims either filed or settled before August 27, 1993. Casualty has agreed that if either the Global Settlement or the Trilateral Agreement is finally approved, it will assume responsibility for the claims that had been settled before August 27, 1993. A portion of the additional $635 to be contributed by Pacific Indemnity would be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Casualty would be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Casualty, including but not limited to liability for asbestos-related claims against Fibreboard. As indicated above, the Trilateral Agreement approval by the trial court has also been affirmed on appeal and it is uncertain whether further review will be sought.

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

   The Global Settlement and the Trilateral Agreement approved by the trial court have so far been upheld on appeal as noted above but are subject to further potential appeal review. There is limited precedent with settlements which determine the rights of future claimants to seek relief, and the outcome of any efforts to obtain further appellate review cannot be predicted. It is extremely difficult to assess the magnitude of Casualty's potential liability for such future claimants if neither the approval of the Global Settlement nor the Trilateral Agreement is ultimately upheld, keeping in mind that Casualty's potential liability is limited to persons exposed to asbestos prior to the termination of the policy in 1959.

   Projections by experts of future trends differ widely, based upon different assumptions with respect to a host of complex variables. Some recently published studies, not specifically related to Fibreboard, conclude that the number of future asbestos-related bodily injury claims against asbestos manufacturers could be several times the number of claims brought to date. Such studies include claims asserted against asbestos manufacturers for all years, including claims filed or projected to be filed for exposure starting after 1959. As indicated above, as of June 30, 1996, Casualty, Fibreboard and plaintiff attorneys have reached settlements with respect to approximately 134,200 claims, subject to the resolution of coverage issues. Such amount does not include presently pending or unsettled claims, claims previously dismissed or claims settled pursuant to agreements to which Casualty is not a party.

   Another aspect of the complexity in establishing a reserve arises from the widely disparate values that have been ascribed to claims by courts and in the context of settlements. Under the terms of a settlement reached with plaintiffs' counsel in August 1993, the expected settlement for approximately 47,750 claims for exposure to asbestos both prior to and after 1959 is currently averaging approximately thirteen thousand three hundred dollars per claim for the before 1959 claims processed through June 30, 1996. Based on reports by Fibreboard, between September 1988 and April 1993, Fiberboard resolved approximately 40,000 claims, approximately 45% of which involved no cost to Fibreboard other than defense costs, with the remaining claims involving the payment of approximately eleven thousand dollars per claim. On the other hand, a trial court in Texas in 1990 rendered a verdict in which Fibreboard's liability in respect of 2,300 claims was found to be approximately $0.3 per claim including interest and punitive damages. Fibreboard entered into a settlement of such claims by means of an assignment of its potential proceeds from its policy with Casualty. Casualty intervened and settled these claims for approximately seventy four thousand dollars on average, with a portion of the payment contingent on final approval on appeal of the Global Settlement or the Trilateral Agreement, and if neither is finally approved, subject to resolution of the coverage appeal.

   Casualty believes that as a result of the Global Settlement and the Trilateral Agreement it has greatly reduced the uncertainty of its exposure with respect to the Fibreboard matter. However, if neither the Global Settlement, nor the Trilateral Agreement is ultimately upheld, in light of the factors discussed herein the range of Casualty's potential liability cannot be meaningfully estimated and there can be no assurance that the reserves established would be sufficient to pay all amounts which ultimately could become payable in respect of asbestos-related bodily injury liabilities.

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

   Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and case law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to adjustment based on new data. As of June 30, 1996 and December 31, 1995, CNA carried approximately $859 and $1,030, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported environmental pollution claims. The decrease in carried reserves is substantially due to claim payments. Adverse environmental reserve development of $241 for the year ended December 31, 1995 includes $60 related to CIC and results from CNA's on-going monitoring of settlement patterns, current pending cases and potential future claims. The foregoing reserve information relates to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

   CNA has exposure to asbestos-related claims, including those attributable to CNA's on-going litigation with Fibreboard Corporation (see discussion above). Estimation of asbestos-related claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of June 30, 1996 and December 31, 1995, CNA carried approximately $2,101 and $2,224, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported asbestos-related claims. Unfavorable reserve development for the six months ended June 30, 1996 and year ended December 31, 1995 totaled $26 and $258, respectively.

   CNA, consistent with sound reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. The following table provides additional data related to CNA's environmental pollution and asbestos-related claims reserves.

                                                  June 30, 1996             December 31, 1995
                                             ----------------------------------------------------
                                            Environmental  Asbestos     Environmental   Asbestos
                                             ----------------------------------------------------
   Gross reserves:
     Reported claims ...................       $ 372        $1,880        $  337         $1,963
     Unreported claims .................         621           307           839            358
                                            ----------------------------------------------------
                                                  993         2,187         1,176          2,321
   Less reinsurance recoverable ........        (134)          (86)         (146)           (97)
                                            ----------------------------------------------------
     Net reserves ......................       $ 859        $2,101         $1,030        $2,224
                                            ====================================================

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

   Conventional smoking and health cases have been brought by individual plaintiffs or on behalf of purported classes against Lorillard and other manufacturers of tobacco products for many years. Two hundred fifty-nine such cases are pending in the United States federal and state courts against manufacturers of tobacco products generally; Lorillard is a named defendant in 68 of these cases. The Company is a defendant in three of these cases (including one pending case in which the Company has not received service of process).

   On August 9, 1996 the jury in Carter v. Brown & Williamson Tobacco Corporation (District Court, Duval County, Florida), returned a verdict in favor of the plaintiffs and awarded them $0.8 in actual damages. The Company understands that Brown & Williamson Tobacco Corporation, the only defendant in the case, intends to notice an appeal.

   Class Actions - Fifteen purported class actions are pending against cigarette manufacturers. Lorillard is a defendant in 11 of these cases and the Company is a defendant in seven of these cases. Plaintiffs in 14 of the purported class actions seek damages for alleged nicotine addiction and health effects claimed to have resulted from the use of cigarettes, and plaintiffs in one of the purported class actions allege health effects from exposure to tobacco smoke. Theories of liability include a broad range of product liability theories, theories based upon consumer protection statutes and fraud and misrepresentation. These purported class actions are described below.

   Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991). The class consists of flight attendants claiming injury as a result of exposure to environmental tobacco smoke in the cabins of aircraft. Plaintiffs seek an unspecified amount in compensatory damages and $5,000 in punitive damages. The trial court granted plaintiffs' motion for class certification on December 12, 1994. Defendants' appeal of this ruling to the Florida Court of Appeal has been denied. Defendants' motion to reconsider the ruling or to certify it to the Florida Supreme Court has been denied. Defendants' attempts to appeal to the Florida Supreme Court have been denied.

   Castano v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed March 29, 1994). The purported class consists of individuals in the United States who are allegedly nicotine-dependent and their estates and heirs. Plaintiffs are represented by a well-funded and coordinated consortium of over 60 law firms from around the United States. Plaintiffs seek unspecified amounts in actual damages and punitive damages. The court issued an order on February 17, 1995 that granted in part plaintiffs' motion for class certification. On appeal, the United States Court of Appeals for the Fifth Circuit issued an order decertifying the class. The Court of Appeals ordered the trial court to enter an order dismissing the class action allegations in plaintiffs' complaint. A dismissal order has not been entered to date.

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

   Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). The purported class consists of citizens and residents of the United States, and their survivors, who have or who have died from, diseases and medical conditions allegedly caused by smoking cigarettes containing nicotine. Plaintiffs in this case seek actual and punitive damages in excess of $200,000, and the creation of a medical fund to compensate individuals for future health care costs. Plaintiffs' motion for class certification was granted by the court on October 31, 1994. Defendants' appeal of this ruling to the Florida Court of Appeal was denied, although the court has modified the class certification order and has limited plaintiffs' class to citizens or residents of Florida. Defendants' motion to reconsider this ruling has been denied. Defendants have appealed the orders to the Florida Supreme Court. A ruling has not been issued to date.

   Lacey v. Lorillard Tobacco Company, et al. (U.S. District Court, Northern District, Alabama, filed March 15, 1994). Plaintiff alleges that the defendants, Lorillard and two other cigarette manufacturers, did not disclose to the plaintiff or other cigarette smokers in the State of Alabama the nature, type, extent and identity of additives that the defendants allegedly caused or allowed to be made a part of cigarettes or cigarette components. Plaintiff requests injunctive relief requiring defendants to list the additives that defendants have caused or allowed to be placed in cigarettes sold in Alabama. Plaintiff seeks monetary damages not to exceed forty-eight thousand five hundred dollars for any individual. The court advised the parties on August 13, 1996, that it will grant defendants' motion for summary judgment based on preemption. An order has not been entered to date.

   Norton v. RJR Nabisco Holdings Corporation, et al. (U.S. District Court, Southern District, Indiana, filed May 3, 1996). Plaintiffs seek certification of a class comprised of all allegedly nicotine-dependent persons in the state of Indiana who have purchased and smoked cigarettes manufactured by the defendant tobacco companies since January 1, 1940; the estates, representatives and administrators of allegedly nicotine-dependent smokers; and the spouses, children and dependent relatives of allegedly nicotine-dependent smokers. Plaintiffs seek unspecified amounts in actual damages and punitive damages; applicable damages for violation of Indiana's deceptive business practices statute; and creation of a medical monitoring fund.

   Richardson v. Philip Morris Incorporated, et al. (U.S. District Court, Maryland, filed May 24, 1996). Plaintiffs seek certification of a class comprised of citizens or residents of Maryland who allege they or their decedents who have or died from diseases or medical conditions caused by addiction to smoking cigarettes or using other tobacco products containing nicotine. Plaintiffs seek unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund, smoking cessation programs, and a corrective public education campaign.

   Scott v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed May 24, 1996). Plaintiffs seek certification of a class of residents of Louisiana and the estates, representatives, administrators, spouses, children or significant others of Louisiana residents who allegedly are or were nicotine-dependent. Plaintiffs seek an unspecified amount of actual damages and the creation of a medical monitoring fund.

   Reed v. Philip Morris Incorporated, et al. (Superior Court, District of Columbia, filed June 21, 1996). Plaintiff seeks certification of a class of residents of Washington, D.C., who allege they or their decedents are or were addicted to cigarettes. Plaintiff seeks actual damages in an amount specified to be in excess of $0.5 for each class member; punitive damages in an amount specified to be in excess of $1.0 for each class member; an unspecified amount in treble damages; and the funding of a medical monitoring fund and of smoking cessation programs.

   Mroczowski v. Lorillard, et al.; Hoskins v. R.J. Reynolds, et al,; Frosina
   v. Philip Morris, et al.; Stewart-Lomanitz v. Brown & Williamson, et al. and Zito v. American Tobacco, et al. (Supreme Court, New York County, New York, each filed on June 19, 1996). Plaintiffs in each of these cases seek certification of classes to be comprised of residents of the state of New York who allege they are nicotine-dependent, and the estates, representatives or administrators of the alleged nicotine-dependent smokers. Each of these cases names a cigarette manufacturer, the parent or holding company of the manufacturer, The Tobacco Institute and the Council for Tobacco Research as defendants. In Mroczowski, the only one of these cases to name Lorillard or the Company as defendants, plaintiffs seek unspecified amounts in actual damages and punitive damages.

   Arch v. The American Tobacco Company, et al. (Court of Common Pleas, Philadelphia County, Mississippi, filed August 8, 1996). Plaintiffs seek class certification on behalf of residents of Pennsylvania who allegedly are or were nicotine-dependent, or the estates, representatives, administrators, spouses, children or relatives of the allegedly nicotine-dependent smokers. Plaintiffs seek unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund and of smoking cessation programs. Lorillard and the Company are named as defendants in the complaint but neither have received service of process.

   Reimbursement Cases-In addition to the foregoing cases, twelve actions have been initiated in which governmental entities seek recovery of funds expended by them, and in one case health insurers, to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Lorillard is named as a defendant in eleven actions and may be named in the twelfth. The Company is named as a defendant in five of them and may be named in a sixth. These cases are described below.

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

   State of Minnesota v. Philip Morris Incorporated, et al. (District Court, Ramsey County, Minnesota, filed August 17, 1994), filed by the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota. The Minnesota Supreme Court has denied in part defendants' appeal contending that plaintiff Blue Cross and Blue Shield of Minnesota lacks standing to assert claims and to seek damages from the defendants.

   Commonwealth of Massachusetts v. Philip Morris Inc., et al. (Superior Court, Middlesex County, Massachusetts, filed December 19, 1995), filed by the Attorney General of Massachusetts. The action recently was remanded from U.S. District Court, Massachusetts.

   Ieyoub v. The American Tobacco Company, et al. (District Court, Calcasieu Parish, Louisiana, filed March 13, 1996), filed by the Attorney General of Louisiana. The action recently was remanded from U.S. District Court, Western District, Louisiana.

   The State of Texas v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Texas, filed March 28, 1996), filed by the Attorney General of Texas.

   State of Maryland v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 1, 1996), filed by the Attorney General of Maryland. The case recently was remanded from U.S. District Court, Maryland.

   State of Washington v. The American Tobacco Company, et al. (Superior Court, King County, Washington, filed June 5, 1996), filed by the Attorney General of the state of Washington.

   City and County of San Francisco, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Northern District, California, filed June 6,
   1996), filed by the City and County of San Francisco on behalf of the citizens of the state of California.

   State of Connecticut v. Philip Morris Incorporated, et al. (Superior Court, Stamford/Norwalk District, Connecticut, filed July 18, 1996), filed by the Attorney General of Connecticut.

   The Company understands that the County of Los Angeles filed suit during August of 1996. Neither the Company nor Lorillard has received service of process in this matter. It is not known whether the complaint in the action names the Company or Lorillard as defendants.

   The State of Florida, et al. v. The American Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida, filed February 22, 1995), filed by the State of Florida, the Governor of Florida, and two state agencies. This case has been brought under a Florida statute that permits the state to sue a manufacturer to recover Medicaid costs incurred by the state that are claimed to result from the use of the manufacturer's product. The statute permits causation and damages to be proven by statistical analysis, abrogates all affirmative defenses, adopts a "market share" liability theory, applies joint and several liability and eliminates the statute of repose. An action for declaratory judgment has been commenced in Florida state court by companies and trade associations in several potentially affected industries challenging this statute. In June 1995, a ruling was issued by a Florida state court that granted in part this motion for declaratory judgment. The ruling declared that certain portions of this statute on which the lawsuit against cigarette companies was based violates the constitution of the State of Florida. Both parties appealed the ruling to the Florida Court of Appeal. The appeal subsequently was transferred to the Florida Supreme Court. On June 27, 1996, the Florida Supreme Court affirmed in part and reversed in part the trial court's judgment. A plurality of the court held that the 1994 amendments are constitutional on their face, but that cigarette manufacturers are not precluded from asserting an action in the future challenging the application of the amendments. The court further directed that the state must identify the individual Medicaid recipients for whom it is seeking recovery; that the cigarette manufacturers will be permitted to assert certain defenses to claims that appear to be time-barred; that the state will be prohibited from combining theories of market-share liability and joint and several liability (although the state may assert either claim individually); and that recovery of payments made prior to July 1, 1994, the effective date of the amendments, may be sought only under traditional methods such as subrogation, assignment or lien. Lorillard understands that several other states, and the Congress, have considered or are considering legislation similar to that passed in Florida.

   The states pursuing the foregoing efforts are doing so at the urging and with the assistance of well known members of the plaintiffs bar and these lawyers have been meeting with attorneys general in other states to encourage them to file similar suits.

   In addition to the above, a private citizen has filed suit in the Circuit Court of Wayne County, Michigan, that seeks a writ of mandamus compelling the Governor of the State of Michigan to direct the Attorney General of the State of Michigan to file a reimbursement suit against the cigarette manufacturers and their holding companies named as defendants in the complaint, including the Company and Lorillard (Bleakley, et al. v. Engler, et al., filed March 21, 1996). In the alternative, the complaint seeks certification as a class action with the named plaintiffs representing a class defined as the taxpayers of the State of Michigan. Neither the Company nor Lorillard have received service of process of this suit. Defendants have removed the case to U.S. District Court for the District of Michigan.

   Private citizens have filed suit in the Circuit Court of Montgomery County, Alabama seeking class certification on behalf of the taxpayers of Alabama. Plaintiffs seek recovery of funds expended by the state in providing health care to individuals allegedly injured by cigarette smoking (Crozier v. The American Tobacco Company, et al., filed August 8, 1996). Plaintiffs seek unspecified amounts in actual damages and punitive damages. Plaintiffs are represented by private counsel. Lorillard and the Company are named as defendants in the action but neither have been served to date.

   Lorillard, other cigarette manufacturers and others have commenced suits in five states that seek declaratory judgment or injunctive relief as to the authority of the states or state agencies to commence actions seeking recovery of funds expended to provide health care for citizens with injuries allegedly caused by cigarette smoking, or to retain private counsel under a contingent fee contract to pursue such actions. The case of Philip Morris Incorporated, et al. v. Harshbarger was filed on November 28, 1995 in the U.S. District Court of Massachusetts. The case of Philip Morris Incorporated, et al. v. Morales, et al., was filed on November 28, 1995 in the District Court of Travis County, Texas. This action has been abated by the trial court pending resolution of State of Texas v. The American Tobacco

   Company, et al. The case of Philip Morris Incorporated, et al. v. Glendening, et al. was filed on January 22, 1996 in the Circuit Court of Talbot County, Maryland. The court has entered an order denying plaintiffs' motion for summary judgment and granting defendants' motion for summary judgment. The case of Philip Morris Incorporated, et al. v. Blumenthal was filed on June 28, 1996 in U.S. District Court for the District of Connecticut. The case of Philip Morris Incorporated, et al. v. Graham, et al. was filed on July 15, 1996 in the District Court of Salt Lake County, Utah.

   Filter Cases-In addition to the foregoing cases, several cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Twelve such cases are pending in federal and state courts against Lorillard. Lorillard has been advised that it may be named as a defendant in another case. Allegations of liability against Lorillard include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10 in compensatory damages and $100 in punitive damages. Trials were held in three cases of this type during 1995. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay an amount between $1.8 and $2.0 in actual and punitive damages. The precise amount to be paid by Lorillard will be determined at a later date if the verdict withstands review by appellate courts. Lorillard has noticed an appeal from the judgment in plaintiffs' favor. Trials have been held in three cases of this type during 1996. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay the amount of one hundred forty thousand dollars. Lorillard has filed a motion asking the trial court to enter judgment in its favor notwithstanding the verdict. The trial court has not ruled on this motion to date. The time for Lorillard to notice an appeal from the judgment in plaintiff's favor has not yet expired.

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

   Another case, Ellis v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Orange County, California, filed July 24, 1996), alleges that the defendants denied and concealed that the nicotine contained within their tobacco products is addictive, and that the defendants controlled and manipulated the nicotine content of their cigarettes in order to create and sustain addiction. Plaintiff seeks declarations that defendants violated provisions of the California Business and Professions Code; injunctions prohibiting the defendants from engaging in conduct that violates the

   California Business and Professions Code; orders requiring the defendants to fund a public education campaign, smoking cessation programs and corrective advertising campaigns; and orders requiring defendants to disgorge profits and to pay restitution to the general public of California. Lorillard has been named as a defendant in the complaint but has not received service of process to date.

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

8. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995 and the results of operations for the three and six months and changes in cash flows for the six months ended June 30, 1996 and 1995, respectively.

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

  CNA has financed the transaction (including the refinancing of $205 million of CIC debt) through a five-year $1.3 billion revolving credit facility with 16 banks. The interest rate is based on the 1,2,3 or 6 month London Interbank Offered Rate ("LIBOR") plus 25 basis points. Additionally, there is a facility fee of 10 basis points annually. The average interest rate was 5.7% at June 30, 1996. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

  In 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to reduce a like amount of bank financing. In the first half of 1996, CNA increased commercial paper borrowings by $150 million replacing a like amount of bank financing. The weighted average yield on commercial paper at June 30, 1996 was 5.6%. The commercial paper borrowings are classified as long-term debt as $650 million of the committed Bank Facility will support the commercial paper program.

  On July 22, 1996, CNA increased its commercial paper borrowings by $25 million replacing a like amount of bank financing. As of August 1, 1996, the outstanding loans under the revolving credit facility were $650 million. There was no unused borrowing capacity under the facility after the effects of the commercial paper program.

  CNA entered into interest rate swap agreements with several banks which terminate from May to December 2000. The effect of these interest rate swaps was to increase interest expense by $2.2 and $3.8 million for the quarter and six months ended June 30, 1996.

  The weighted average interest rate on the acquisition debt, which includes the revolving credit facility, commercial paper, and the effect of the interest rate swaps, was 6.4% on June 30, 1996.

  On March 1, 1996, CNA repaid $250 million of 8 5/8% senior notes, which had matured.

  For the first six months of 1996, statutory surplus of the property and casualty insurance subsidiaries decreased 2.5% to approximately $5.8 billion. The decrease resulted primarily from the payment of dividends. The statutory surplus of the life insurance subsidiaries remained at $1.1 billion.

  CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. See Note 7 of the Notes to Consolidated Condensed Financial Statements for a further discussion of environmental pollution exposures.

  The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the first six months of 1996, CNA's operating activities used cash flows of approximately $113 million, compared to positive cash flows of $625 million in 1995. The decrease is primarily the result of negative cash flows generated by underwriting activities, higher payment for federal income taxes and increased interest payments. Net cash flows are generally invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

  CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. See
Note 7 of the Notes to Consolidated Condensed Financial Statements for further discussion of environmental pollution exposures.

Cigarettes
- ----------

  Lorillard, Inc. and subsidiaries ("Lorillard")--

  Virtually all of Lorillard's sales are in the full price brand category. With the industry-wide list price reduction of full price brands, effective August 9, 1993, the market share of discount brands has declined and Lorillard's product line has benefited in terms of unit sales. Discount brand sales have decreased from an average of 37% of industry sales during 1993 to an average of 30% during 1995. At June 30, 1996, they represented 29.2% of industry sales.

  A number of lawsuits have been filed against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or exposure to tobacco smoke. See
Note 7 of the Notes to Consolidated Condensed Financial Statements. In several of these cases the Company is named as a defendant. Pending litigation includes conventional smoking and health cases, purported class actions, governmental entities/medicaid reimbursement actions, and filter cases, most of which claim very substantial damages.

  On August 9, 1996 the jury in Carter v. Brown & Williamson Tobacco Corporation (District Court, Duval County, Florida), returned a verdict in favor of the plaintiffs and awarded them $0.8 in actual damages. The Company understands that Brown & Williamson Tobacco Corporation, the only defendant in the case, intends to notice an appeal.

Corporate
- ---------

  During the six months ended June 30, 1996 the Company purchased 1,841,100 shares of its outstanding Common Stock at an aggregate cost of approximately $137.6 million. The funds required for such purchases were provided from working capital. Depending on market conditions, the Company, from time to time, may purchase shares in the open market or otherwise.

Investments:
- -----------

Insurance
- ---------

  A summary of CNA's general account fixed maturity securities portfolio and short-term investments are as follows:


                                                                    Change in
                                            June 30,  December 31, Unrealized
                                              1996         1995       Gains
                                          ------------------------------------
                                                        (In millions)
Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies ..    $ 9,991       $13,542    $  (599)
  Asset-backed securities ..............      6,024         6,086       (227)
  Tax exempt securities ................      4,313         3,603       (118)
  Taxable ..............................      7,610         7,214       (250)
                                            --------------------------------
       Total fixed income securities ...     27,938        30,445     (1,194)
Stocks .................................        985           918         (3)
Short-term and other investments........      6,169         4,482
Derivative security investments ........          3            41
                                            --------------------------------
       Total ...........................    $35,095       $35,886    $(1,197)
                                            ================================
Short-term investments:
  Security repurchase collateral .......    $   909       $   776
  Escrow ...............................      1,063         1,045
  Others ...............................      3,556         1,904
Other investments ......................        641           757
                                            ---------------------
       Total short-term and other
        investments ....................    $ 6,169       $ 4,482
                                            =====================

  CNA's general account investment portfolio is managed to maximize after tax investment return, while minimizing credit risks, with investments concentrated in high quality securities to support its insurance underwriting operations.

  CNA has the capacity to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, prepayments, tax and credit considerations, or other similar factors. Accordingly, fixed maturity securities are classified as available for sale.

  CNA holds a small amount of derivative financial instruments for purposes of enhancing income and total return. The derivative securities are marked-to-market with valuation changes reported as realized investment gains and losses. CNA's investment in, and risk in relation to, derivative securities is not significant.

  The general account portfolio consists primarily of high quality marketable debt securities, approximately 92% of which are rated as investment grade. At

June 30, 1996 tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 12% and 13%, respectively, of the general account's total investment portfolio compared to 10% and 8%, respectively, at December 31, 1995. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. At June 30, 1996, the major components of the short-term investment portfolio consist primarily of high grade commercial paper and U.S. Treasury bills. Collateral for securities sold under repurchase agreements increased $127 million to $903 million.

  As of June 30, 1996, the market value of CNA's general account investments in fixed maturities was $27.9 billion and was less than amortized cost by approximately $134 million. This compares to $1,059 million of net unrealized investment gains at December 31, 1995. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at June 30, 1996, were $357 and $491 million, respectively, compared to $1,136 and $77 million, respectively, at December 31, 1995. The change in unrealized investment gains on the fixed maturity portfolio of $1,194 for the six months ended June 30, 1996 is attributable, in large part, to increases in interest rates which have an adverse effect on bond prices.

  Net unrealized investment losses on general account bonds at June 30, 1996 include net unrealized investment losses on high yield securities of $24 million, compared to net unrealized investment gains of $67 million at December 31, 1995. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $2.3 billion at June 30, 1996, compared to $1.9 billion at December 31, 1995.

  CNA's general account also maintains an equity securities portfolio, the fair value of which was $985 million compared to cost of $806 million reflecting unrealized gains of $179 million at June 30, 1996. The fair value of the equity securities portfolio in the general account was $918 million compared to a cost of $736 million, reflecting unrealized gains of approximately $182 million at December 31, 1995.

  At June 30, 1996, total Separate Account cash and investments amounted to $5.6 billion with taxable fixed maturity securities representing approximately 85% of the Separate Accounts' portfolio. Approximately 82% of Separate Account investments are used to fund guaranteed investments for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $4.0 billion compared to $4.8 billion at December 31, 1995. At June 30, 1996, amortized cost was greater than fair value by approximately $23 million. This compares to a gain of $53 million at December 31, 1995. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at June 30, 1996 were $67 and $90 million, respectively.

  Carrying values of high yield securities in the guaranteed investment portfolio were $688 and $944 million, respectively, at June 30, 1996 and December 31, 1995. Net unrealized investment losses on high yield securities held in such Separate Accounts were $28 million at June 30, 1996, compared to $14 million at December 31, 1995.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At June 30, 1996, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 5% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

  Included in CNA's fixed maturity securities at June 30, 1996 (general and guaranteed investment portfolios) are $8.2 billion of asset-backed securities, consisting of approximately 32% in collateralized mortgage obligations ("CMO's"), 9% in corporate asset-backed obligations, and 59% in U.S. government agency issued pass-through certificates. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At June 30, 1996, the fair value of asset-backed securities was more than amortized cost by approximately $74 million compared to unrealized investment gains of $200 million at December 31, 1995. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

  Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At June 30, 1996, 54% of the general account's fixed maturity securities portfolio was invested in U.S. government securities, 19% in other AAA rated securities and 14% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 34% U.S. government securities, 18% in other AAA rated securities and 18% in AA and A rated securities. These ratings are primarily from nationally recognized rating agencies.

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

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex or volatile, or expose the Company to a higher degree of risk. See "Results of Operations -- Other". See Note 4 of the Notes to Consolidated Financial Statements in the 1995 Annual Report on Form 10-K, included in Item 8 for additional information with respect to derivative instruments.

Results of Operations:
- ----------------------

  Revenues increased by $525.2 and $1,866.5 million, or 11.6% and 22.7%, and net income decreased by $41.1 million, or 9.8%, and increased by $113.3 million, or 17.9%, respectively, for the quarter and six months ended June 30, 1996 as compared to the prior year. The following table sets forth the major sources of the Company's consolidated revenues and net income.

                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                            -----------------------------------------------------
                                                1996          1995          1996         1995
                                            -----------------------------------------------------
                                                               (In millions)

Revenues (a):
  Property and casualty insurance .......    $3,126.3      $2,773.7        $ 6,447.0    $4,971.7
  Life insurance ........................       985.4         890.2          1,980.6     1,744.5
  Cigarettes ............................       567.2         532.6          1,065.0       984.8
  Hotels ................................        54.3          62.3             95.7       103.5
  Drilling ..............................       150.3          72.9            257.8       148.1
  Watches and clocks ....................        24.0          25.5             49.5        50.0
  Investment income-net (non-insurance
   companies) ...........................       148.6         165.3            206.4       223.6
  Other and eliminations-net ............       (11.5)         (3.1)           (12.9)       (3.6)
                                             ----------------------------------------------------
                                             $5,044.6      $4,519.4        $10,089.1    $8,222.6
                                             ====================================================

Net income (a):
  Property and casualty insurance .......    $  151.5      $  173.0        $   381.7    $  279.9
  Life insurance ........................        29.0          62.0             94.9        93.9
  Cigarettes ............................       111.4         103.5            183.6       175.3
  Hotels ................................         4.5           7.1              1.7         4.4
  Drilling ..............................        12.0          (5.1)            20.5       (13.0)
  Watches and clocks ....................          .6            .7              1.3         1.2
  Investment income-net (non-insurance
   companies) ...........................        96.5         120.1            132.9       157.6
  Corporate interest expense ............       (15.4)        (15.4)           (34.8)      (30.8)
  Unallocated corporate expense and
   other-net ............................       (11.4)        (26.1)           (34.3)      (34.3)
                                             ----------------------------------------------------
                                             $  378.7      $  419.8        $   747.5    $  634.2
                                             ====================================================

                                      Page 29

(a) Includes realized investment gains as follows:
                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                            -----------------------------------------------------
                                                1996          1995          1996         1995
                                            -----------------------------------------------------
                                                               (In millions)

Revenues:
  Property and casualty insurance .......    $ 63.2         $117.9          $279.8        $134.7
  Life insurance ........................      14.4           87.1           102.0         105.2
  Investment income-net .................     100.7          137.3           108.2         166.6
                                             ----------------------------------------------------
                                             $178.3         $342.3          $490.0        $406.5
                                             ====================================================

Net income:
  Property and casualty insurance .......    $ 38.5         $ 64.6          $151.7        $ 72.2
  Life insurance ........................       6.8           44.1            47.9          53.8
  Investment income-net .................      66.0           89.1            70.8         108.0
                                             ----------------------------------------------------
                                             $111.3         $197.8          $270.4        $234.0
                                             ====================================================


Insurance
- ---------

  Property and casualty revenues, excluding realized investment gains, increased by $407.3 and $1,330.2 million, or 15.3% and 27.5%, respectively for the quarter and six months ended June 30, 1996, as compared to the same periods a year ago.

  Property and casualty premium revenues increased by $315.9 and $1,039.3 million, or 14.6% and 26.3%, respectively, for the quarter and six months ended June 30, 1996, from the prior year's comparable period. The increase in earned premium is primarily the inclusion of CIC business for the full six months offset by a decline in workers' compensation premiums. Net investment income increased by $35.0 and $173.3 million, or 8.3% and 22.6%, for the quarter and six months compared with the same periods in the prior year primarily due to the inclusion of the CIC investment portfolio of $235.7 million for six months ended June 30, 1996. The bond segment of the investment portfolio yielded 6.7% in the first half of 1996 and 1995.

  Life insurance revenues, excluding realized investment gains, increased by $167.9 and $239.3 million, or 20.9% and 14.6%, as compared to the same periods a year ago. Life premium revenues increased by $136.2 and $190.5 million, or 19.3% and 13.3%, for the quarter and six months ended June 30, 1996 with the primary growth in the individual life business which markets term, universal life and annuities. Life net investment income increased by $10.0 and $19.3 million, or 11.2% and 10.9%, for the quarter and six months ended June 30, 1996, compared to the same period a year ago due to a larger asset base generated from increased cash flows from premium growth. The bond segment of the life investment portfolio yielded 6.8% in the first half of 1996 compared with 6.9% for the same period a year ago.

  Property and casualty underwriting losses for the quarter and six months ended June 30, 1996 were $243.0 and $534.0 million, compared to $266.2 and $464.0 million for the same period in 1995. Operating results reflect reduced underwriting expenses as a percentage of premium, as well as continued favorable loss trends in workers' compensation business, partially offset by higher weather related catastrophe costs. Pre-tax catastrophe losses for the quarter and six months ended June 30, 1996 were $114.5 and $208.0 million, compared with

$55 and $78 million in 1995. The second quarter catastrophe loss of $114.5 million includes approximately $33 million of adverse development on first quarter catastrophe losses.

  The components of CNA's realized investment gains are as follows:

                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                            -----------------------------------------------------
                                                1996          1995          1996         1995
                                            -----------------------------------------------------
                                                               (In millions)

Bonds:
  U.S. Government .......................    $(21.9)         $ 88.0        $112.4       $   97.9
  Tax exempt ............................     (10.5)            1.2           9.5           17.9
  Asset-backed ..........................       3.9            24.0          21.3           33.9
  Taxable ...............................      17.0            20.1          44.8           (4.7)
                                             ----------------------------------------------------
     Total bonds ........................     (11.5)          133.3         188.0          145.0
Stocks ..................................      74.3            34.1         129.2           51.7
Derivative instruments ..................       2.9             1.2          12.0           (7.2)
Separate Accounts and other .............       6.9            37.2          48.6           52.1
                                             ----------------------------------------------------
     Total realized investment gains ....    $ 72.6          $205.8        $377.8       $  241.6
                                             ====================================================

Cigarettes
- ----------

  Revenues increased by $34.6 and $80.2 million, or 6.5% and 8.1%, and net income increased by $7.9 and $8.3 million, or 7.6% and 4.7%, respectively, for the quarter and six months ended June 30, 1996 as compared to the corresponding periods of the prior year.

  The increase in revenues is primarily composed of an increase of approximately $15.6 and $49.5 million, or 2.9% and 5.0%, due to higher unit sales volume and an increase of approximately $17.7 and $28.8 million, or 3.3% and 2.9%, reflecting higher average unit prices for the quarter and six months ended June 30, 1996 as compared to the prior year. Net income increased as a result of the improved revenues, partially offset by higher sales promotion.

Hotels
- ------

  Revenues decreased by $8.0 and $7.8 million, or 12.8% and 7.5%, and net income decreased by $2.6 and $2.7 million, or 36.6% and 61.4%, for the quarter and six months ended June 30, 1996, as compared to the prior year.

  Revenues and net income decreased in the quarter and six months ended June 30, 1996, as compared to the prior year, due primarily to a $3.9 million payment received in 1995 related to termination of a management contract. In addition, revenues and net income for the quarter and six months ended June 30, 1996 were negatively impacted by lower average room rates and the absence of casino revenues at the Loews Monte Carlo Hotel, partially offset by higher average room rates at Loews Hotels' domestic properties.

Drilling
- --------

  Revenues increased by $77.4 and $109.7 million and net income increased by $17.1 and $33.5 million, respectively, for the quarter and six months ended June

30, 1996, as compared to the prior year.

  Revenues for the quarter and six months ended June 30, 1996 increased by $29.4 and $51.4 million, or 40.3% and 34.7%, due primarily to higher dayrates recognized by semisubmersible rigs located in the North Sea and the Gulf of Mexico. The second quarter of 1996 also includes approximately $24.2 million of revenues due to the merger of Arethusa. Revenues from jack-up operations increased by $12.7 and $15.9 million, or 17.4% and 10.7%, due to additional rigs acquired in the merger and improvements in dayrates in the Gulf of Mexico. Revenues from turnkey operations increased $4.5 and $15.0 million, or 6.2% and 10.1%, reflecting the completion of projects of greater magnitude during the quarter and six months ended June 30, 1996 as compared to the prior year.

  Net income for the quarter and six months ended June 30, 1996 increased due primarily to higher revenues discussed above and decreased interest expense, partially offset by increased provision for minority interest as a result of the dilutive effect of Diamond Offshore's initial public offering in October 1995 and its subsequent acquisition of Arethusa in April 1996.

Watches and Clocks
- ------------------

  Revenues decreased by $1.5 and $.5 million, or 5.8% and 1.0%, and net income decreased by $.1 million, or 14.3%, and increased by $.1 million, or 8.3%, respectively, for the quarter and six months ended June 30, 1996 as compared to the prior year.

  Revenues decreased for the quarter and six months ended June 30, 1996 due primarily to interest income of $4.2 million recorded in the second quarter of 1995 related to a prior year tax audit adjustment, partially offset by higher watch unit sales and prices.

  Net income in the second quarter of 1995 includes a benefit of $1.0 million related to the prior year tax audit adjustment. Exclusive of this adjustment, net income increased for the quarter and six months ended June 30, 1996, as compared to the prior year, as a result of the increased watch unit sales and prices, and a favorable change in Bulova's product sales mix.

Other
- -----

  Revenues decreased by $25.1 and $26.5 million, or 15.5% and 12.0%, and net income decreased by $8.9 and $28.7 million, or 11.3% and 31.0%, respectively, for the quarter and six months ended June 30, 1996 as compared to the prior year. Other operations consist primarily of investment income of non-insurance companies and, in 1995, the Company's investment in CBS Inc.

  The components of realized investment gains (losses) included in Investment income-net are as follows:


                                          Three Months Ended  Six Months Ended
                                               June 30,            June 30,
                                            1996     1995       1996     1995
                                          --------------------------------------
                                                    (In millions)

Revenues:
  Derivative instruments (1) ............ $(67.9) $(10.1)   $(102.9)   $ (5.7)
  Short-term investments ................    6.1     6.5        7.7      38.6
  Arethusa acquisition (2) ..............  186.6              186.6
  Sale of Champion International common
   stock ................................          145.4       20.3     145.4
  Other .................................  (24.1)   (4.5)      (3.5)    (11.7)
                                          -----------------------------------
                                           100.7   137.3      108.2     166.6
Income tax expense ......................  (35.2)  (48.1)     (37.8)    (58.4)
Minority interest .......................     .5     (.1)        .4       (.2)
                                          -----------------------------------

     Net income ......................... $ 66.0  $ 89.1    $  70.8    $108.0
                                          ===================================

  (1) Consists primarily of losses incurred on common stock index futures.
  (2) See Note 6 of the Notes to Consolidated Condensed Financial Statements.

  Exclusive of securities transactions, revenues increased $11.5 and $31.9 million, or 46.2% and 59.7%, respectively, for the quarter and six months ended June 30, 1996 due primarily to increased investment income reflecting increased levels of invested assets, partially offset by the absence of intercompany interest income of $8.8 and $17.3, and equity income from CBS of $7.2 and $9.0. Net income increased by $14.2 and $8.5 million for the quarter and six months ended June 30, 1996 due to increased investment income, partially offset by increased interest expense and losses from CNA non-insurance operations.


Accounting Standards
- --------------------

  In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement establishes accounting standards based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and serving of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. This Statement will not have a significant impact on the Company.

                              PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

  1. CNA is involved in various lawsuits involving environmental pollution claims and litigation with Fibreboard Corporation. Information involving such lawsuits is incorporated by reference to Note 7 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2. Lorillard is involved in various lawsuits involving tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information involving such lawsuits is incorporated by reference to Note 7 of the Notes to Consolidated Condensed Financial Statements in Part I.

  In addition, on May 8, 1996, Lorillard received a grand jury subpoena duces tecum from the United States Attorney's Office for the Eastern District of New York. This subpoena relates to an investigation commenced in 1992 by that office regarding possible fraud by Lorillard and other tobacco companies relating to research undertaken or administered by the Council for Tobacco Research - USA, Inc., as reported in Item 1 of the Company's annual report on Form 10-K for the year ended December 31, 1995. It is impossible at this time to predict the ultimate outcome of this investigation. An adverse outcome of this investigation could result in criminal, administrative or other proceedings against Lorillard.

Item 4. Submissions of Matters to a Vote of Security Holders.
        ----------------------------------------------------

   Set forth below is information relating to the 1996 Annual Meeting of Shareholders of the Registrant:

   The annual meeting was called to order at 11:00 A.M., May 14, 1996. Represented at the meeting, in person or by proxy, were 107,693,408 shares, approximately 91.4% of the issued and outstanding shares entitled to vote.

   The following business was transacted:

Election of Directors
- --------------------------------------------------------------------------------
   Over 98% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

                                      Votes For            Votes Withheld
                                      ---------            --------------

Charles B. Benenson                  106,077,848              1,615,560
John Brademas                        106,087,679              1,605,729
Dennis H. Chookaszian                105,727,143              1,966,265
Bernard Myerson                      105,688,733              2,004,675
Edward J. Noha                       105,672,690              2,020,718
Gloria R. Scott                      105,974,711              1,718,697
Andrew H. Tisch                      105,656,555              2,036,853
James S. Tisch                       105,699,744              1,993,664
Jonathan M. Tisch                    105,683,594              2,009,814
Laurence A. Tisch                    105,674,529              2,018,879
Preston R. Tisch                     105,690,521              2,002,887

Approval of Incentive Compensation Plan for Executive Officers
- --------------------------------------------------------------------------------
   Approved-- 102,951,682 shares, approximately 96.2% of the shares voting, voted to approve the Incentive Compensation Plan. 3,569,417 shares, approximately 3.3% of the shares voting, voted against; and 455,922 shares, approximately .5% of the shares voting, abstained. In addition, there were 716,387 shares as to which brokers indicated that they did not have authority to vote ("broker non-votes").

Approval of Amendment to Certificate of Incorporation to Increase the Authorized Common Stock to 400,000,000 Shares
- --------------------------------------------------------------------------------
   Approved-- 93,436,894 shares, approximately 86.8% of the shares voting, voted to approve the amendment to increase the authorized common stock; 13,925,149 shares, approximately 12.9% of the shares voting, voted against; and 331,365 shares, approximately .3% of the shares voting, abstained. There were no broker non-votes.

Approval of Amendment to Certificate of Incorporation to Increase the Authorized Preferred Stock to 100,000,000 Shares
- --------------------------------------------------------------------------------
   Approved-- 62,750,030 shares, approximately 62.4% of the shares voting, voted to approve the amendment to increase the authorized preferred stock; 37,472,736 shares, approximately 37.2% of the shares voting, voted against; and 382,220 shares, approximately .4% of the shares voting, abstained. There were 7,088,422 broker non-votes.

Ratification of the appointment of Independent Certified Public Accountants
- --------------------------------------------------------------------------------
   Approved-- 105,760,954 shares, approximately 98.2% of the shares voting, voted to ratify the appointment of Deloitte & Touche, LLP as independent certified public accountants for the Company; 1,669,287 shares; approximately
1.6% of the shares voting, voted against, and 263,167 shares, approximately .2% of the shares voting, abstained. There were no broker non-votes.

Shareholder proposal relating to Cumulative Voting
- --------------------------------------------------------------------------------
   Rejected-- 72,185,827 shares, approximately 71.8% of the shares voting, voted against this shareholder proposal; 27,456,710 shares, approximately 27.3% of the shares voting, were cast for; and 962,448 shares, approximately .9% of the shares voting, abstained. In addition, there were 7,088,423 broker non-votes.

Shareholder proposal relating to Director Stock Ownership
- --------------------------------------------------------------------------------
   Rejected-- 93,887,949 shares, approximately 93.3% of the shares voting, voted against this shareholder proposal; 3,292,394 shares, approximately 3.3% of the shares voting, were cast for; and 3,424,642 shares, approximately 3.4% of the shares voting, abstained. In addition, there were 7,088,423 broker non-votes.

Shareholder proposal relating to Smoking by Youth
- --------------------------------------------------------------------------------
   Rejected-- 92,203,947 shares, approximately 91.7% of the shares voting, voted against this shareholder proposal; 3,543,054 shares, approximately 3.5% of the shares voting, were cast for; and 4,858,385 shares, approximately 4.8% of the shares voting, abstained. In addition, there were 7,088,022 broker non-votes.

Shareholder proposal relating to Nicotine in Tobacco Products
- --------------------------------------------------------------------------------
   Rejected-- 93,033,492 shares, approximately 92.5% of the shares voting, voted against this shareholder proposal; 2,756,743 shares, approximately 2.7% of the shares voting, were cast for; and 4,814,750 shares, approximately 4.8% of the shares voting, abstained. In addition, there were 7,088,423 broker non-votes.

Shareholder proposal relating to Use of Licensed Brands on Cigarettes and Toys
- --------------------------------------------------------------------------------
   Rejected-- 92,738,229 shares, approximately 92.2% of the shares voting, voted against this shareholder proposal; 3,596,984 shares, approximately 3.6% of the shares voting, were cast for; and 4,269,773 shares, approximately 4.2% of the shares voting, abstained. In addition, there were 7,088,422 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

   (a) Exhibits--

      (3) Restated Certificate of Incorporation, as amended May 16, 1996.

      (27) Financial Data Schedule for the six months ended June 30, 1996.

   (b) Current reports on Form 8-K--There were no reports on Form 8-K filed for the six months ended June 30, 1996.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: August 14, 1996                               By  /s/ Roy E. Posner
                                                     -------------------------
                                                     ROY E. POSNER
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)