Form 10-Q
period 1996-09-30
LOEWS CORP
filed 1996-11-14
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

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

                      Yes     X               No
                          ---------              ---------


          Class                                  Outstanding at November 1, 1996
--------------------------                       -------------------------------
Common stock, $1 par value                              115,000,000 shares

================================================================================

                                      INDEX


Part I. Financial Information                                           Page No.
                                                                        --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      September 30, 1996 and December 31, 1995 ......................         3

    Consolidated Condensed Statements of Income--
      Three and nine months ended September 30, 1996 and 1995 .......         4

    Consolidated Condensed Statements of Cash Flows--
      Nine months ended September 30, 1996 and 1995 .................         5

    Notes to Consolidated Condensed Financial Statements ............         6

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ........................................        23

Part II. Other Information

  Item 1. Legal Proceedings .........................................        33

  Item 6. Exhibits and Reports on Form 8-K ..........................        33

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
--------------------------------------------------------------------------------
(Amounts in millions of dollars)                   September 30,    December 31,
                                                       1996             1995
                                                   -----------------------------
Assets:
Investments:
  Fixed maturities, amortized cost of $27,075.9
   and $29,403.5 ................................  $27,058.8           $30,467.7
  Equity securities, cost of $1,028.1 and $990.9     1,199.1             1,213.6
  Mortgage loans and notes receivable ...........      124.4               132.3
  Policy loans ..................................      175.9               177.2
  Other investments .............................      413.0               503.1
  Short-term investments ........................    9,547.4             7,137.0
                                                   -----------------------------
     Total investments ..........................   38,518.6            39,630.9
Cash ............................................      306.9               241.7
Receivables-net .................................   14,579.3            13,128.6
Property, plant and equipment-net ...............    2,080.1             1,437.5
Deferred income taxes ...........................    1,513.8             1,205.2
Prepaid reinsurance premiums ....................      373.3               495.4
Goodwill and other intangible assets-net ........      531.4               481.8
Other assets ....................................    1,382.0             1,075.7
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    1,777.8             1,493.3
Separate Account business .......................    5,711.5             5,868.1
                                                   -----------------------------
     Total assets ...............................  $66,774.7           $65,058.2
                                                   =============================

Liabilities and Shareholders' Equity:
Insurance reserves and claims ...................  $41,073.3           $40,802.8
Accounts payable and accrued liabilities ........    2,439.7             1,941.8
Payable for securities purchased ................    1,156.5               435.3
Securities sold under repurchase agreements .....      602.6               774.1
Long-term debt, less unamortized discount .......    4,057.5             4,248.2
Deferred credits and participating policyholders'
 equity .........................................    1,597.6             1,409.9
Separate Account business .......................    5,711.5             5,868.1
                                                   -----------------------------
     Total liabilities ..........................   56,638.7            55,480.2
Minority interest ...............................    1,759.1             1,339.3
Shareholders' equity ............................    8,376.9             8,238.7
                                                   -----------------------------
     Total liabilities and shareholders' equity .  $66,774.7           $65,058.2
                                                   =============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
-------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)       Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,
                                                   1996          1995          1996        1995
                                                -------------------------------------------------

Revenues:
  Insurance premiums:
    Property and casualty .................     $2,592.8      $2,427.9      $ 7,579.2   $ 6,375.0
    Life ..................................        841.3         766.7        2,466.3     2,201.3
  Investment income, net of expenses ......        591.2         586.1        1,826.9     1,591.8
  Realized investment gains ...............        166.5         294.7          656.5       701.1
  Manufactured products (including excise
   taxes of $125.5, $118.4, $356.8 and
   $338.8) ................................        620.9         565.6        1,730.1     1,592.5
  Other ...................................        403.6         318.6        1,046.4       720.4
                                                -------------------------------------------------
     Total ................................      5,216.3       4,959.6       15,305.4    13,182.1
                                                -------------------------------------------------

Expenses:
  Insurance claims and policyholders'
   benefits ...............................      3,087.2       2,959.0        9,249.6     7,988.9
  Amortization of deferred policy
   acquisition costs ......................        601.5         480.1        1,568.5     1,262.3
  Cost of manufactured products sold ......        260.7         251.8          742.6       720.4
  Selling, operating, advertising and
   administrative expenses ................        545.2         542.2        1,557.5     1,346.8
  Interest ................................         79.7          89.6          240.3       195.4
                                                -------------------------------------------------
     Total ................................      4,574.3       4,322.7       13,358.5    11,513.8
                                                -------------------------------------------------
                                                   642.0         636.9        1,946.9     1,668.3
                                                -------------------------------------------------
  Income taxes ............................        194.6         223.1          639.7       551.6
  Minority interest .......................         58.8          27.4          171.1        96.1
                                                -------------------------------------------------
     Total ................................        253.4         250.5          810.8       647.7
                                                -------------------------------------------------
Net income ................................     $  388.6      $  386.4      $ 1,136.1   $ 1,020.6
                                                =================================================

Net income per share ......................     $   3.37      $   3.28      $    9.75   $    8.66
                                                =================================================

Cash dividends per share ..................     $    .25      $    .13      $     .75   $     .38
                                                =================================================

Weighted average number of shares
 outstanding ..............................        115.2         117.8          116.5       117.8
                                                =================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
--------------------------------------------------------------------------------
(Amounts in millions)                            Nine Months Ended September 30,
                                                    1996               1995
                                                 -------------------------------
Operating Activities:
  Net income .................................   $  1,136.1          $  1,020.6
  Adjustments to reconcile net income to net
   cash provided by operating activities-net .       (126.3)             (338.4)
  Changes in assets and liabilities-net:
    Reinsurance receivables ..................       (104.2)             (406.9)
    Other receivables ........................       (859.7)             (655.9)
    Prepaid reinsurance premiums .............        122.1                57.9
    Deferred policy acquisition costs ........       (284.5)             (147.6)
    Insurance reserves and claims ............        292.6               756.9
    Accounts payable and accrued liabilities .        597.4               105.7
    Investments classified as trading
     securities ..............................        (53.5)
    Other-net ................................       (449.7)              315.2
                                                 ------------------------------
                                                      270.3               707.5
                                                 ------------------------------
Investing Activities:
  Purchases of fixed maturities ..............    (24,783.0)          (25,325.6)
  Proceeds from sales of fixed maturities ....     25,758.4            23,346.6
  Proceeds from maturities of fixed maturities      1,657.9             2,306.3
  Change in securities sold under repurchase
   agreements ................................       (171.6)           (2,066.7)
  Purchases of equity securities .............       (513.1)             (805.7)
  Proceeds from sales of equity securities ...        649.9             1,847.9
  Purchase of The Continental Corporation, net
   of cash acquired ..........................                           (960.4)
  Change in short-term investments ...........     (2,158.8)              240.3
  Purchases of property, plant and equipment .       (351.2)             (141.9)
  Change in other investments ................        297.8              (112.0)
                                                 ------------------------------
                                                      386.3            (1,671.2)
                                                 ------------------------------
Financing Activities:
  Dividends paid to shareholders .............        (87.4)              (44.2)
  Purchases of treasury shares ...............       (215.7)               (4.3)
  Issuance of long-term debt .................          9.5             1,831.1
  Principal payments on long-term debt .......       (323.0)             (509.1)
  Net borrowings on revolving line of credit..         55.0
  Net decrease in short-term debt ............         (7.7)             (205.0)
  Receipts credited to policyholders .........         11.6                19.4
  Withdrawals of policyholder account balances        (33.7)              (25.9)
                                                 ------------------------------
                                                     (591.4)            1,062.0
                                                 ------------------------------
Net change in cash ...........................         65.2                98.3
Cash, beginning of period ....................        241.7               160.6
                                                 ------------------------------
Cash, end of period ..........................   $    306.9          $    258.9
                                                 ==============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
--------------------------------------------------------------------------------
(Dollars in millions, except per share data)

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

                                                                               Nine Months Ended
                                                                               September 30, 1995
                                                                              -------------------

   Revenues                                                                           $14,669.7
   =============================================================================================
   Realized investment gains included in revenues                                     $   821.2
   =============================================================================================
   Income before taxes and minority interest                                          $ 1,696.9
   Income tax expense                                                                    (575.0)
   Minority interest                                                                      (97.0)
   ---------------------------------------------------------------------------------------------
   Net income                                                                         $ 1,024.9
   =============================================================================================
   Net income per share                                                               $    8.70
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

   The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domiciles, CNA receives collateral primarily in the form of bank letters of credit, securing a large portion of the recoverables. At September 30, 1996, such collateral totaled approximately $1,100. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, at September 30, 1996 was approximately $435 with Lloyd's of London.

   The effects of reinsurance on earned premiums, are as follows:

                                                                %                                         %
                            Direct   Assumed  Ceded   Net    Assumed   Direct   Assumed  Ceded    Net  Assumed
                           ------------------------------------------------------------------------------------

                                                          Nine Months Ended September 30,
                           ------------------------------------------------------------------------------------
                           --------------- 1996 -------------------- ---------------------- 1995 --------------

    Life ................  $  515.9 $   87.3 $   33.1 $   570.1 15.3% $  463.0 $   81.4 $   16.1 $  528.3 15.4%
    Accident and health .   2,580.3    183.0    112.4   2,650.9  6.9   2,289.1     95.9     59.6  2,325.4  4.1
    Property and casualty   6,702.2  1,177.5  1,055.2   6,824.5 17.3   5,764.0    925.5    966.9  5,722.6 16.2
                           -----------------------------------------------------------------------------------
       Total ............  $9,798.4 $1,447.8 $1,200.7 $10,045.5 14.4% $8,516.1 $1,102.8 $1,042.6 $8,576.3 12.9%
                           ===================================================================================
                                                         Three Months Ended September 30,
                           -----------------------------------------------------------------------------------
                           --------------- 1996 -------------------- ---------------------- 1995 -------------

    Life ................  $  164.3 $   30.1 $   17.9 $   176.5 17.1% $  167.3 $   26.5 $    6.7 $  187.1 14.2%
    Accident and health .     919.6     93.5     79.2     933.9 10.0     847.9     27.7     21.4    854.2  3.2
    Property and casualty   2,453.2    174.7    304.2   2,323.7  7.5   2,316.5    352.2    515.4  2,153.3 16.4
                           -----------------------------------------------------------------------------------
       Total ............  $3,537.1 $  298.3 $  401.3 $ 3,434.1  8.7% $3,331.7 $  406.4 $  543.5 $3,194.6 12.7%
                           ===================================================================================


   In the above table, life premium income is primarily from long duration contracts and the property and casualty earned premium is from short duration contracts, and accident and health earned premiums are primarily from short duration contracts.

   Insurance claims and policyholders' benefits are net of reinsurance of $108.5, $782.8, $1,010.3 and $1,112.8 for the three and nine months ended September 30, 1996 and 1995, respectively.

4. Shareholders' equity:

                                                    September 30,   December 31,
                                                        1996            1995
                                                    ---------------------------

   Preferred stock, $.10 par value,
     Authorized--100,000,000 shares
   Common stock, $1 par value:
     Authorized--400,000,000 shares
     Issued--117,832,800 shares .................   $  117.8           $  117.8
   Additional paid-in capital ...................      170.0              170.0
   Earnings retained in the business ............    8,206.5            7,157.8
   Unrealized appreciation ......................       98.3              793.1
                                                    ---------------------------
          Total .................................    8,592.6            8,238.7
   Less common stock (2,832,800 shares) held in
    treasury at cost ............................      215.7
                                                    ---------------------------
          Total .................................   $8,376.9           $8,238.7
                                                    ===========================


5. The Company's receivables are comprised of the following:

                                                    September 30,   December 31,
                                                        1996            1995
                                                    ---------------------------

   Reinsurance ..................................   $ 7,273.2         $ 7,169.1
   Other insurance ..............................     6,086.2           5,302.4
   Security sales ...............................       694.2             187.7
   Accrued investment income ....................       519.0             578.8
   Other ........................................       301.0             193.2
                                                    ---------------------------
          Total .................................    14,873.6          13,431.2
   Less allowance for doubtful accounts and
    cash discounts ..............................       294.3             302.6
                                                    ---------------------------
          Receivables-net .......................   $14,579.3         $13,128.6
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

7. Legal Proceedings and Contingent Liabilities-

   Fibreboard Litigation
   ---------------------

   CNA's primary property and casualty subsidiary, Continental Casualty Company ("Casualty"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as "Settling Parties") have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard, which is subject to court approval. Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement"), on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval or is subsequently successfully attacked. The implementation of the Global Settlement or the Trilateral Agreement would have the effect of settling Casualty's litigation with Fibreboard.

   On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. A petition has been filed for re-hearing by the entire Fifth Circuit Court of Appeals as respects the decision on the Global Settlement Agreement.

   No further appeal has been filed with respect to the Trilateral Agreement and CNA believes that the time to file any such further appeal has expired, and accordingly, CNA believes that court approval of the Trilateral Agreement has become final. CNA currently expects that Casualty's litigation with Fibreboard will be dismissed during the first quarter of 1997.

   Global Settlement - On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

   On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1,525 to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10 is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement approval has been affirmed on appeal, however, further review is being sought, and there is limited precedent with settlements which determine the rights of future claimants to seek relief.

   Subsequent to the announcement of the agreement in principle, Casualty, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement which among other things, settles the coverage case in the event the Global Settlement approval is not ultimately upheld. In such case, Casualty and Pacific Indemnity will contribute to a settlement fund an aggregate of

   $2,000, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for claims settled before August 23, 1993. Casualty's share of such fund would be $1,440 reduced by a portion of an additional payment of $635 which Pacific Indemnity has agreed to pay for claims either filed or settled before August 27, 1993. Based upon receipt of the final approval of the Trilateral Agreement, Casualty will assume responsibility for the claims that were settled before August 27, 1993. A portion of the additional $635 to be contributed by Pacific Indemnity will be applied to the payment of such claims as well. As a part of the Global Settlement and the Trilateral Agreement, Casualty is to be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Casualty, including but not limited to liability for asbestos-related claims against Fibreboard. As indicated above, CNA believes that court approval of the Trilateral Agreement has become final and non-appealable.

   Casualty and Fibreboard have entered into a supplemental agreement (the "Supplemental Agreement") which governs the interim arrangements and obligations between the parties until such time as the coverage case is finally resolved, either through final court approval of the Global Settlement Agreement, or final court disapproval of the Global Settlement Agreement and final court approval of the Trilateral Agreement, or through a final decision in the California courts. It also governs certain obligations between the parties upon the Global Settlement being upheld on appeal including the payment of claims which are not included in the Global Settlement.

   In addition, Casualty and Pacific Indemnity have entered into an agreement (the "Casualty-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies. Under the Casualty-Pacific Agreement, Casualty and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1,525 to be used to satisfy the claims of future claimants, plus certain expenses. The $1,525 has already been deposited into an escrow for such purpose. Based upon the final approval of the Trilateral Agreement, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635.

   Through September 30, 1996, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 133,700 claims, subject to resolution of the coverage issues, for an estimated settlement amount of approximately $1,620 plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $705 was paid through September 30, 1996. As described above, such payments are partially recoverable from Pacific Indemnity. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

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

   Casualty believes that final court approval of the Trilateral Agreement and its implementation will eliminate any further material exposure with respect to the Fibreboard matter.

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

   Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate exposure to CNA for environmental pollution claims cannot be meaningfully quantified. Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and case law. However, in addition to the uncertainties previously discussed, additional issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct by the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to adjustment based on new data. As of September 30, 1996 and December 31, 1995, CNA carried approximately $802 and $1,030, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported environmental pollution claims. There was no environmental reserve development for the quarter and nine months ended September 30, 1996. Adverse environmental reserve development of $241 for the year ended December 31, 1995 includes $60 related to CIC and results from CNA's on-going monitoring of settlement patterns, current pending cases and potential future claims. The foregoing reserve information relates to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

   CNA has exposure to asbestos-related claims, including those attributable to CNA's on-going litigation with Fibreboard Corporation (see discussion above). Estimation of asbestos-related claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of September 30, 1996 and December 31, 1995, CNA carried approximately $2,051 and $2,224, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported asbestos-related claims. Unfavorable reserve development for the nine months ended September 30, 1996 and year ended December 31, 1995 totaled $38 and $258, respectively.

   CNA, consistent with sound reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. Beginning the latter part of 1995 and through 1996 to date, CNA has been actively settling many of its larger environmental pollution and asbestos-related claim exposures. This strategy has resulted in a large volume of claim payments during 1996, and corresponding reductions in reserves. In addition, Fibreboard claim payments escalated in 1996 as some scheduled payments came due. Management does not believe that these recent activities have changed facts or circumstances evident at December 31, 1995, therefore, no material modifications to previous reserve estimates have been made in 1996. The following table provides additional data related to CNA's environmental pollution and asbestos-related claims reserves.

                                               September 30, 1996          December 31, 1995
                                             ----------------------------------------------------
                                             Environmental  Asbestos     Environmental   Asbestos
                                             ----------------------------------------------------
   Gross reserves:
     Reported claims ...................       $ 328        $1,877        $  337         $1,963
     Unreported claims .................         594           275           840            358
                                               ------------------------------------------------
                                                 922         2,152         1,177          2,321
   Less reinsurance recoverable ........        (120)         (101)         (147)           (97)
                                               ------------------------------------------------
     Net reserves ......................       $ 802        $2,051        $1,030         $2,224
                                               ================================================

   The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claim and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

   Tobacco Litigation
   ------------------

   Lawsuits are being filed with increasing frequency against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes or exposure to tobacco smoke. Plaintiffs have asserted claims based on, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100 in compensatory damages and $600 in punitive damages.

   Conventional smoking and health cases - There are 317 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts. Lorillard is a named defendant in 92 of these cases. The Company is a defendant in four of these cases.

   On August 23, 1996 the jury in Rogers v. R.J. Reynolds Tobacco Company, et al. (District Court, Marion County, Indiana), returned a verdict in favor of the defendants. Neither Lorillard nor the Company was a party in Rogers.

   On August 9, 1996 the jury in Carter v. Brown & Williamson Tobacco Corporation (District Court, Duval County, Florida), returned a verdict in favor of the plaintiffs and awarded them $0.8 in actual damages. The Company understands that Brown & Williamson Tobacco Corporation, the only defendant in the case, has filed post-trial motions for judgment notwithstanding the verdict or for new trial, and that if such motions are unsuccessful, Brown & Williamson intends to notice an appeal.

   Class Actions - In addition to the foregoing cases, there are 19 purported class actions pending against cigarette manufacturers. Lorillard is a defendant in 17 of these cases and the Company is a defendant in 11 of these cases. Fourteen of the purported class actions against Lorillard seek damages for alleged nicotine addiction and health effects claimed to have resulted from the use of cigarettes; two allege health effects from exposure to tobacco smoke; and one seeks disclosure of additives used in cigarettes. Theories of liability include a broad range of product liability theories, theories based upon consumer protection statutes and fraud and misrepresentation. These purported class actions are described below.

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

   Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). The purported class consists of citizens and residents of the United States, and their survivors, who have or who have died from, diseases and medical conditions allegedly caused by smoking cigarettes containing nicotine. Plaintiffs in this case seek actual and punitive damages in excess of $200,000, and the creation of a medical fund to compensate individuals for future health care costs. Plaintiffs' motion for class certification was granted by the court on October 31, 1994. Defendants' appeal of this ruling to the Florida Court of Appeal was denied, although the court has modified the class certification order and has limited plaintiffs' class to citizens or residents of Florida. Defendants' motion to reconsider this ruling has been denied. Defendants have appealed the orders to the Florida Supreme Court. The Florida Supreme Court has denied defendants' petition to invoke the discretionary jurisdiction of the court to review the class certification rulings.

   Lacey v. Lorillard Tobacco Company, et al. (U.S. District Court, Northern District, Alabama, filed March 15, 1994). Plaintiff alleges that the defendants, Lorillard and two other cigarette manufacturers, did not disclose to the plaintiff or other cigarette smokers in the State of Alabama the nature, type, extent and identity of additives that the defendants allegedly caused or allowed to be made a part of cigarettes or cigarette components. Plaintiff requests injunctive relief requiring defendants to list the additives that defendants have caused or allowed to be placed in cigarettes sold in Alabama. Plaintiff seeks monetary damages not to exceed forty-eight thousand five hundred dollars for any individual. The U.S. District Court has advised the parties that it has granted defendants' motion for summary judgment but an order reflecting the ruling has not been entered.

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

   Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). Plaintiffs seek certification of a class of residents of Louisiana and the estates, representatives, administrators, spouses, children or significant others of Louisiana residents who allegedly are or were nicotine-dependent. Plaintiffs seek an unspecified amount of actual damages and the creation of a medical monitoring fund. This case was remanded to the state court.

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

   Arch v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Pennsylvania, filed August 8, 1996). Plaintiffs seek class certification on behalf of residents of Pennsylvania who allegedly are or were nicotine-dependent, or the estates, representatives, administrators, spouses, children or relatives of the allegedly nicotine-dependent smokers.

   Plaintiffs seek unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund and of smoking cessation programs. Defendants named in the complaint are Lorillard, the Company, the other major U.S. cigarette manufacturers, their parent or holding companies, The Tobacco Institute, the Council for Tobacco Research, wholesalers, and a trade association.

   Harris v. The American Tobacco Company, et al. (U.S. District Court, Middle District, Pennsylvania, filed March 1, 1996; service not effected on any defendants until October 1996). Plaintiffs, who are incarcerated in federal correctional facility, are appearing pro se and in forma pauperis and seek certification of the case as a class action on behalf of all residents of the United States who allege they or their decedents are or were nicotine dependent. Plaintiffs seek unspecified amounts in actual damages, punitive damages and the creation of a medical monitoring fund. The defendants named in the complaint are Lorillard, the Company, the other major U.S. cigarette manufacturers, their parent or holding companies and The Tobacco Institute.

   Lyons v. The American Tobacco Company, et al. (U.S. District Court, Southern District, Alabama, filed August 8, 1996). Plaintiffs seek class certification on behalf of residents of the states of Alabama and North Carolina who allegedly are addicted to cigarette smoking and on behalf of individuals whose claims are derivative of the claims of the allegedly addicted smokers. Plaintiffs seek unspecified amounts in actual damages, punitive damages and a medical monitoring fund. Lorillard, the other major U.S. cigarette manufacturers, The Tobacco Institute, the Council for Tobacco Research, a non-U.S. tobacco company and wholesalers are named as defendants in the complaint.

   Chamberlain v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio, filed August 14, 1996). Plaintiff seeks class certification on behalf of all residents of Ohio who allege they or their decedents are or were nicotine dependent. Plaintiffs seek unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund. The defendants named in the complaint are Lorillard Tobacco Company, Lorillard, Inc., the Company, the other major U.S. cigarette manufacturers, their parent or holding companies, companies affiliated with one non-U.S. cigarette manufacturer, the Council for Tobacco Research, The Tobacco Institute, and wholesalers and retailers of tobacco products.

   Masepohl v. American Tobacco Company, Inc., et al. (U.S. District Court, Minnesota, filed September 3, 1996). Plaintiff seeks class certification on behalf of all residents of Minnesota who allege they or their decedents are or were nicotine dependent. Plaintiff seeks an unspecified amount in actual damages and the creation of a medical monitoring fund. Lorillard, the Company, the other major U.S. cigarette manufacturers, their parent or holding companies, two non-U.S. tobacco companies, The Tobacco Institute and the Council for Tobacco Research are named as defendants in the complaint.

   Perry v. The American Tobacco Company, et al. (Circuit Court, Coffee County, Tennessee, filed September 30, 1996). Plaintiffs seek certification of the case as a class action on behalf of individuals who have paid medical insurance premiums to a Blue Cross and Blue Shield organization. Plaintiffs seek recovery of the funds expended by members of the purported class for premiums paid to Blue Cross and Blue Shield entities. The defendants named in the complaint are Lorillard, the other major U.S. cigarette manufacturers, one non-U.S. tobacco company, Hill & Knowlton, The Tobacco Institute and the Council for Tobacco Research.

   McGinty v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Arkansas, filed November 4, 1996). Plaintiffs seek class certification on behalf of all residents of Arkansas who allege they or their decedents are or were nicotine dependent. Plaintiffs seek restitution and refunds of the sums paid by class members to purchase cigarettes; disgorgement of the profits from the sale of cigarettes; a medical monitoring fund; an unspecified amount in actual damages; and an unspecified amount in punitive damages. The complaint names Lorillard, the Company, the other major U.S. cigarette manufacturers, their parent or holding companies, The Tobacco Institute and the Council for Tobacco Research as defendants.

   Reimbursement Cases - In addition to the foregoing cases, there are 23 actions (one of which is unserved) initiated in which governmental entities seek recovery of funds expended by them, and in one case health insurers, to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Lorillard is named as a defendant in all 23 such actions. The Company is named as a defendant in six of them (one of which is unserved). These cases are described below.

   Moore v. The American Tobacco Company, et al. (Chancery Court, Jackson County, Mississippi, filed May 23, 1994), filed by the Attorney General of Mississippi. In February 1996, the Governor of Mississippi petitioned the Supreme Court of Mississippi for a writ of mandamus, claiming the Attorney General had no authority to bring a lawsuit against Lorillard and the other manufacturers of tobacco products without approval by the Governor. The Mississippi Supreme Court has heard argument in the petitions filed by the defendants in the action and separately by the Governor of Mississippi on September 4, 1996.

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

   Commonwealth of Massachusetts v. Philip Morris Inc., et al. (Superior Court, Middlesex County, Massachusetts, filed December 19, 1995), filed by the Attorney General of Massachusetts. The action was remanded from U.S. District Court, Massachusetts.

   Ieyoub v. The American Tobacco Company, et al. (District Court, Calcasieu Parish, Louisiana, filed March 13, 1996), filed by the Attorney General of Louisiana. The action was remanded from U.S. District Court, Western District, Louisiana.

   The State of Texas v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Texas, filed March 28, 1996), filed by the Attorney General of Texas.

   State of Maryland v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 1, 1996), filed by the Attorney General of Maryland. The case was remanded from U.S. District Court, Maryland.

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

   The State of Florida, et al. v. The American Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida, filed February 22, 1995), filed by the State of Florida, the Governor of Florida, and two state agencies. This case has been brought under a Florida statute that permits the state to sue a manufacturer to recover Medicaid costs incurred by the state that are claimed to result from the use of the manufacturer's product. The statute permits causation and damages to be proven by statistical analysis, abrogates all affirmative defenses, adopts a "market share" liability theory, applies joint and several liability and eliminates the statute of repose. An action for declaratory judgment has been commenced in Florida state court by companies and trade associations in several potentially affected industries challenging this statute. In June 1995, a ruling was issued by a Florida state court that granted in part this motion for declaratory judgment. The ruling declared that certain portions of this statute on which the lawsuit against cigarette companies was based violates the constitution of the State of Florida. Both parties appealed the ruling to the Florida Court of Appeal. The appeal subsequently was transferred to the Florida Supreme Court. On June 27, 1996, the Florida Supreme Court affirmed in part and reversed in part the trial court's judgment. A plurality of the court held that the 1994 amendments are constitutional on their face, but that cigarette manufacturers are not precluded from asserting an action in the future challenging the application of the amendments. The court further directed that the state must identify the individual Medicaid recipients for whom it is seeking recovery; that the cigarette manufacturers will be permitted to assert certain defenses to claims that appear to be time-barred; that the state will be prohibited from combining theories of market-share liability and joint and several liability (although the state may assert either claim individually); and that recovery of payments made prior to July 1, 1994, the effective date of the amendments, may be sought only under traditional methods such as subrogation, assignment or lien. Lorillard understands that several other states, and the Congress, have considered or are considering legislation similar to that passed in Florida. On September 16, 1996, the trial court granted defendants' motion to dismiss 15 of the 18 counts of the complaint, granted the motions to dismiss filed by certain parent company defendants, including Loews Corporation, and required the state to identify the Medicaid recipients for which it seeks to recover damages. Plaintiffs have noticed an appeal to the Florida Court of Appeal from that portion of the September 16, 1996 order dismissing the parent company defendants.

   The County of Los Angeles, et al. v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed August 5, 1996), filed by public attorneys for the County of Los Angeles.

   The State of Arizona, et al. v. The American Tobacco Company, et al. (Superior Court, Maricopa County, Arizona, filed August 20, 1996), filed by the Attorney General of Arizona on behalf of the state and the Arizona Health Care Cost Containment System.

   The State of Kansas v. R.J. Reynolds Tobacco Company, et al. (District Court, Shawnee County, Kansas, filed August 20, 1996), filed by the Attorney General of Kansas.

   Kelley v. Philip Morris Incorporated, et al. (Circuit Court, Ingham County, Michigan, filed August 21, 1996), filed by the Attorney General of Michigan.

   People of the State of California v. Philip Morris Incorporated, et al. (Superior Court, San Francisco County, California, filed September 5, 1996), filed by 12 California counties, the cities of San Francisco and San Jose, the California Division of the American Cancer Society, the California chapter of the American Heart Association, the California Medical Association, and the California District of the American Academy of Pediatrics.

   State of New Jersey v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Middlesex County, New Jersey, filed September 10, 1996), filed by the Attorney General of New Jersey.

   State of Oklahoma, et al. v. R.J. Reynolds Tobacco Company, et al. (filed in the District Court of Cleveland County, Oklahoma, filed September 11, 1996), filed by the Attorney General of Oklahoma on behalf of the state, the Oklahoma Health Care Authority, and the Oklahoma Departments of Human Services, Veterans Affairs, and Health.

   State of Utah v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Central Division, Utah, filed September 30, 1996), filed by the Attorney General of Utah.

   City of New York, et al. v. The Tobacco Institute, et al. (Supreme Court, New York County, New York, filed October 17, 1996), filed by the Corporation Counsel of the City of New York on behalf of the city and the New York City Health and Hospitals Corporation.

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

   Private citizens filed suit in the Circuit Court of Montgomery County, Alabama seeking class certification on behalf of the taxpayers of Alabama. Plaintiffs seek recovery of funds expended by the state in providing health care to individuals allegedly injured by cigarette smoking (Crozier v. The American Tobacco Company, et al., filed August 8, 1996). Plaintiffs seek unspecified amounts in actual damages and punitive damages. Plaintiffs are represented by private counsel. Defendants have removed this case to the U.S. District Court, Middle District, Alabama.

   Private citizens have filed suit in Ohio seeking class certification on behalf of the taxpayers of the state. Plaintiffs seek recovery of funds expended by the state in providing health care through its Medicaid, State Teachers Retirement System and State Public Employment Retirement System programs to individuals allegedly injured by cigarette smoking (Coyne v. The American Tobacco Company, et al., U.S. District Court, Northern District, Ohio, filed September 17, 1996). Plaintiffs seek unspecified amounts in restitution and punitive damages, disgorgement of profits, and the funding of smoking cessation and corrective public education campaigns. Plaintiffs are represented by private counsel. The complaint names as defendants Lorillard, Inc., Lorillard Tobacco Company, Loews Corporation, the other major U.S. cigarette manufacturers, their parent or holding companies, companies affiliated with one non-U.S. cigarette manufacturer, the Council for Tobacco Research, the Tobacco Institute and wholesalers or retailers of tobacco products.

   Lorillard, other cigarette manufacturers and others have commenced suits in seven states that seek declaratory judgment or injunctive relief as to the authority of the states or state agencies to commence actions seeking recovery of funds expended to provide health care for citizens with injuries allegedly caused by cigarette smoking, or to retain private counsel under a contingent fee contract to pursue such actions. The case of Philip Morris Incorporated, et al. v. Harshbarger was filed on November 28, 1995 in the U.S. District Court of Massachusetts. The case of Philip Morris Incorporated, et al. v. Morales, et al., was filed on November 28, 1995 in the District Court of Travis County, Texas. This action has been abated by the trial court pending resolution of State of Texas v. The American Tobacco Company, et al. The case of Philip Morris Incorporated, et al. v. Glendening, et al. was filed on January 22, 1996 in the Circuit Court of Talbot County, Maryland. The court has entered an order denying plaintiffs' motion for summary judgment and granting defendants' motion for summary judgment. The tobacco companies have noticed an appeal to the Maryland Court of Appeals. The case of Philip Morris Incorporated, et al. v. Blumenthal was filed on June 28, 1996 in U.S. District Court for the District of Connecticut. The case of Philip Morris Incorporated, et al. v. Graham, et al. was filed on July 15, 1996 in the District Court of Salt Lake County, Utah. The case of Philip Morris Incorporated, et al. v. Verniero, et al., was filed on August 20, 1996, in the Superior Court of Mercer County, New Jersey. The case of Philip Morris Incorporated, et al. v. Bronster, was filed on August 28, 1996, in the United States District Court for the District of Hawaii.

   Filter Cases - In addition to the foregoing cases, several cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Twelve such cases are pending in federal and state courts against Lorillard. Allegations of liability against Lorillard include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10 in compensatory damages and $100 in punitive damages. Trials were held in three cases of this type during 1995. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay an amount between $1.8 and $2.0 in actual and punitive damages. The precise amount to be paid by Lorillard will be determined at a later date if the verdict withstands review by appellate courts. Lorillard has noticed an appeal from the judgment in plaintiffs' favor. Trials have been held in three cases of this type during 1996. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay the amount of one hundred forty thousand dollars. The trial court has denied Lorillard's post-trial motion. Lorillard has noticed an appeal to the California Court of Appeals.

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

8. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the three and nine months and changes in cash flows for the nine months ended September 30, 1996 and 1995, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------


Liquidity and Capital Resources:
-------------------------------

Insurance
---------

  Property and casualty and life insurance operations are wholly owned subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 84% owned subsidiary of the Company--

  CNA has financed its acquisition of The Continental Corporation ("CIC") (including the refinancing of $205 million of CIC debt), through a five-year $1.3 billion revolving credit facility. The interest rate is based on the 1,2,3 or 6 month London Interbank Offered Rate ("LIBOR") plus 25 basis points. Additionally, there is a facility fee of 10 basis points annually. The average interest rate was 5.7% at September 30, 1996. In 1996, CNA renegotiated the credit facility extending the maturity by one year. Under the terms of the facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

  In 1995, to take advantage of favorable interest rate spreads, CNA established a Commercial Paper Program, borrowing $500 million from investors to reduce a like amount of bank financing. In the first nine months of 1996, CNA increased commercial paper borrowings by $175 million replacing a like amount of bank financing. The weighted average yield on commercial paper at September 30, 1996 was 5.7%. The commercial paper borrowings are classified as long-term debt as $675 million of the committed credit facility supports the commercial paper program.

  CNA entered into interest rate swap agreements with several banks which terminate from May to December 2000. These agreements convert variable rate debt into fixed rate debt resulting in fixed rates on notional amounts of $1.2 billion. The effect of these interest rate swaps was to increase interest expense by $1.9 and $5.6 million for the quarter and nine months ended September 30, 1996.

  The weighted average interest rate (interest and facility fees) on the acquisition debt, which includes the revolving credit facility, commercial paper, and the effect of the interest rate swaps, was 6.4% at September 30, 1996.

  On March 1, 1996, CNA repaid $250 million of 8 5/8% senior notes, which had matured.

  For the first nine months of 1996, statutory surplus of the property and casualty insurance subsidiaries increased 3.1% to approximately $5.9 billion. The statutory surplus of the life insurance subsidiaries remained at approximately $1.1 billion.

  The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the first nine months of 1996, CNA's operating activities reflect net negative cash flows of approximately $65 million, compared to positive cash flows of $409 million in 1995. The decrease is primarily the result of cash flows used by underwriting activities including higher payments for catastrophe related losses and, as discussed in Note 7 of the Notes to Consolidated Condensed Financial Statements, increased settlement of environmental pollution and asbestos-related claim exposures resulting in a large volume of claim payments in 1996. Also contributing to the decreased operating cash flow is increased interest payments on acquisition debt for the full nine month period in 1996 compared to approximately five months in 1995. Net cash flows are generally invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

  CNA and the insurance industry are exposed to an unknown amount of liability for environmental pollution, primarily related to toxic waste site clean-up. See
Note 7 of the Notes to Consolidated Condensed Financial Statements for further discussion of environmental pollution exposures.

Cigarettes
----------

  Lorillard, Inc. and subsidiaries ("Lorillard")--

  Virtually all of Lorillard's sales are in the full price brand category. With the industry-wide list price reduction of full price brands, effective August 9, 1993, the market share of discount brands has declined and Lorillard's product line has benefited in terms of unit sales. Discount brand sales have decreased from an average of 37% of industry sales during 1993 to an average of 30% during 1995. At September 30, 1996, they represented 28.7% of industry sales.

  Lawsuits are being filed with increasing frequency against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or exposure to tobacco smoke. See Note 7 of the Notes to Consolidated Condensed Financial Statements. In a number of these cases the Company is named as a defendant. Pending litigation includes conventional smoking and health cases, purported class actions, governmental entities/medicaid reimbursement actions, and filter cases, most of which claim very substantial damages.

Corporate
---------

  During the nine months ended September 30, 1996 the Company purchased 2,832,800 shares of its outstanding Common Stock at an aggregate cost of approximately $215.7 million. The funds required for such purchases were provided from working capital. Depending on market conditions, the Company, from time to time, may purchase shares in the open market or otherwise.

Investments:
-----------

Insurance
---------

  A summary of CNA's general account fixed maturity securities portfolio and short-term investments are as follows:


                                                                  Change in
                                       September 30, December 31, Unrealized
                                           1996         1995      Gains (Losses)
                                       ----------------------------------------
                                                        (In millions)
Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies .     $ 9,948       $13,542    $  (564)
  Asset-backed securities .............       6,045         6,086       (218)
  Tax exempt securities ...............       4,147         3,603        (90)
  Taxable .............................       6,898         7,214       (207)
                                            --------------------------------
       Total fixed income securities ..      27,038        30,445     (1,079)
Stocks ................................         975           918         15
Short-term and other investments.......       6,855         4,482
Derivative security investments .......           1            41
                                            --------------------------------
       Total ..........................     $34,869       $35,886    $(1,064)
                                            ================================
Short-term investments:
  Security repurchase collateral ......     $   603       $   776
  Escrow ..............................       1,066         1,045
  Others ..............................         943           291
  Commercial paper ....................       3,550         1,613
Other investments .....................         693           757
                                            ---------------------
       Total short-term and other
        investments ...................     $ 6,855       $ 4,482
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

  CNA holds a relatively small amount of derivative financial instruments for purposes of enhancing income and total return. The derivative securities are marked-to-market with valuation changes reported as realized investment gains and losses. CNA's investment in, and risk in relation to, derivative securities is not significant.

  The general account portfolio consists primarily of high quality marketable debt securities, approximately 96% of which are rated as investment grade. At September 30, 1996, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 12% and 16%, respectively, of the general account's total investment portfolio compared to 10% and 8%, respectively, at December 31, 1995. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. The current level of short-term investments is anticipated to cover an increased volume of Fibreboard claim payments (see Note 7 of the Notes to Consolidated Condensed Financial Statements) resulting from the final approval of the Trilateral Agreement, as well as settlement of security transactions. At September 30, 1996, the major components of the short-term investment portfolio consist primarily of high grade commercial paper and U.S. Treasury bills. Collateral for securities sold under repurchase agreements decreased $173 million to $603 million at September 30, 1996 from $776 million at December 31, 1995.

  As of September 30, 1996, the market value of CNA's general account investments in fixed maturities was $27.0 billion and was less than amortized cost by approximately $20 million. This compares to a market value of $30.4 billion and $1,059 million of net unrealized investment gains at December 31, 1995. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at September 30, 1996, were $352 and $372 million, respectively, compared to $1,136 and $77 million, respectively, at December 31, 1995. The change in unrealized investment gains on the fixed maturity portfolio of $1,079 million for the nine months ended September 30, 1996 is attributable, in large part, to increases in interest rates which have an adverse effect on bond prices.

  Net unrealized investment losses on general account fixed maturities at September 30, 1996 include net unrealized investment losses on high yield securities of $1 million, compared to net unrealized investment gains of $67 million at December 31, 1995. The change in unrealized investment gains on high yield securities is attributable to increases in interest rates which have an adverse effect on bond prices. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade. Fair values of high yield securities in the general account were $1.2 billion at September 30, 1996, compared to $1.9 billion at December 31, 1995.

  CNA's general account also maintains an equity securities portfolio, the fair value of which was $975 million compared to cost of $778 million reflecting unrealized gains of $197 million at September 30, 1996. The fair value of the equity securities portfolio in the general account was $918 million compared to a cost of $736 million, reflecting unrealized gains of approximately $182 million at December 31, 1995.

  At September 30, 1996, total Separate Account cash and investments amounted to $5.7 billion with taxable fixed maturity securities representing approximately 83% of the Separate Accounts' portfolio. Approximately 80% of Separate Account investments are used to fund guaranteed investments for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $4.0 billion compared to $4.8 billion at December 31, 1995. At September 30, 1996, amortized cost was greater than fair value by approximately $26 million. This compares to an unrealized gain of $53 million at December 31, 1995. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at September 30, 1996 were $56 and $82 million, respectively.

  Carrying values of high yield securities in the guaranteed investment portfolio were $603 and $944 million, respectively, at September 30, 1996 and December 31, 1995. Net unrealized investment losses on such high yield securities held were $34 million at September 30, 1996, compared to $14 million at December 31, 1995.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At September 30, 1996, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 3% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one half of one percent of its total assets.

  Included in CNA's fixed maturity securities at September 30, 1996 (general and guaranteed investment portfolios) are $8.3 billion of asset-backed securities, consisting of approximately 36% in collateralized mortgage obligations ("CMO's"), 12% in corporate asset-backed obligations, and 42% in U.S. government agency issued pass-through certificates. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At September 30, 1996, the fair value of asset-backed securities was more than amortized cost by approximately $69 million compared to unrealized investment gains of $200 million at December 31, 1995. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

  Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At September 30, 1996, 56% of the general account's fixed maturity securities portfolio was invested in U.S. government securities, 25% in other AAA rated securities and 11% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 38% U.S. government securities, 18% in other AAA rated securities and 15% in AA and A rated securities. These ratings are primarily from nationally recognized rating agencies.

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

Results of Operations:
----------------------

  Revenues increased by $256.7 and $2,123.3 million, or 5.2% and 16.1%, and net income increased by $2.2 and $115.5 million, or .6% and 11.3%, respectively, for the quarter and nine months ended September 30, 1996 as compared to the prior year. The following table sets forth the major sources of the Company's consolidated revenues and net income.

                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                            -----------------------------------------------------
                                                1996          1995          1996         1995
                                            -----------------------------------------------------
                                                               (In millions)

Revenues (a):
  Property and casualty insurance .......    $3,246.0      $3,104.7       $ 9,693.0    $ 8,069.2
  Life insurance ........................     1,012.5         890.2         2,993.1      2,634.7
  Cigarettes ............................       589.3         539.8         1,654.3      1,524.6
  Hotels ................................        52.7          65.9           148.4        169.3
  Drilling ..............................       178.0          92.0           435.8        240.1
  Watches and clocks ....................        34.7          27.1            84.2         77.2
  Investment income-net (non-insurance
   companies) ...........................       111.1         237.1           317.5        460.7
  Other and eliminations-net ............        (8.0)          2.8           (20.9)         6.3
                                             ---------------------------------------------------
                                             $5,216.3      $4,959.6       $15,305.4    $13,182.1
                                             ===================================================

Net income (a):
  Property and casualty insurance .......    $  172.7      $  126.3       $   554.4    $   400.4
  Life insurance ........................        38.3          29.2           133.2        126.0
  Cigarettes ............................       121.2          96.4           304.8        271.7
  Hotels ................................         3.4          12.0             5.1         16.4
  Drilling ..............................        12.9            .2            33.4        (12.7)
  Watches and clocks ....................         3.8            .9             5.1          2.1
  Investment income-net (non-insurance
   companies) ...........................        71.0         151.1           203.9        296.9
  Corporate interest expense ............       (18.2)        (15.4)          (53.0)       (46.2)
  Unallocated corporate expense and
   other-net ............................       (16.5)        (14.3)          (50.8)       (34.0)
                                             ---------------------------------------------------
                                             $  388.6      $  386.4       $ 1,136.1    $ 1,020.6
                                             ===================================================

                                      Page 28

(a) Includes realized investment gains as follows:
                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                            -----------------------------------------------------
                                                1996          1995          1996         1995
                                            -----------------------------------------------------
                                                               (In millions)

Revenues:
  Property and casualty insurance .......    $ 71.6         $ 80.8          $351.4        $215.5
  Life insurance ........................      32.6           14.6           134.6         119.8
  Investment income-net .................      62.3          199.3           170.5         365.8
                                             ---------------------------------------------------
                                             $166.5         $294.7          $656.5        $701.1
                                             ===================================================

Net income:
  Property and casualty insurance .......    $ 44.0         $ 44.3          $195.7        $116.5
  Life insurance ........................      18.6            7.6            66.5          61.4
  Investment income-net .................      40.1          129.2           110.9         237.2
                                             ---------------------------------------------------
                                             $102.7         $181.1          $373.1        $415.1
                                             ===================================================


Insurance
---------

  Property and casualty revenues, excluding realized investment gains, increased by $150.5 and $1,487.9 million, or 5.0% and 18.9%, respectively for the quarter and nine months ended September 30, 1996, as compared to the same periods a year ago.

  Property and casualty premium revenues increased by $164.9 and $1,204.2 million, or 6.8% and 18.9%, respectively, for the quarter and nine months ended September 30, 1996, from the prior year's comparable period. The increase in earned premium is primarily due to an increase in personal lines premium resulting from cancellation of a quota share agreement under which CIC was ceding premium, and also an increase in mass marketing business. Additionally, earned premium increased with the inclusion of CIC business for the full nine months of 1996, partially offset by a decline in workers' compensation premiums. Net investment income decreased by $15.8 million or 3.4% and increased by $157.5 million, or 12.8%, for the quarter and nine months compared with the same periods in the prior year. Investment income increased for the nine months of 1996 due primarily to the inclusion of the CIC portfolio for the full nine months of 1996, partially offset by a lower asset base resulting from operating cash outflows in 1996 and the repayment of $250 million in long-term debt. The decrease for the quarter in investment income was due primarily to the cash outflows noted above. The bond segment of the investment portfolio yielded 6.6% in the first nine months of 1996 compared with 7.0% for the same period a year ago.

  Life insurance revenues, excluding realized investment gains, increased by $104.3 and $343.6 million, or 11.9% and 13.7% as compared to the same periods a year ago. Life premium revenues increased by $74.6 and $265.0 million, or 9.7% and 12.0%, for the quarter and nine months ended September 30, 1996 with the primary growth in both group business and individual life business, which markets term, universal life and annuities. Life net investment income increased by $9.8 and $29.1 million, or 11.0% and 10.9%, for the quarter and nine months ended September 30, 1996, compared to the same period a year ago due to a larger asset base generated from increased cash flows from premium growth. The bond segment of the life investment portfolio, which is the primary investment segment, yielded 6.7% in the first nine months of 1996 compared with 7.0% for the same period a year ago.

  Property and casualty underwriting losses for the quarter and nine months ended September 30, 1996 were $249.0 and $783.0 million, compared to $285.1 and $749.1 million for the same period in 1995. Operating results reflect continued favorable loss trends particularly in workers' compensation business, partially offset by increased weather related catastrophe costs. Pre-tax catastrophe losses for the quarter and nine months ended September 30, 1996 were $72.2 and $280.2 million, compared with $37.9 and $115.9 million in 1995. In addition, underwriting expenses reflect expected economies of scale from merging the operations of CIC with CNA.

  The components of CNA's realized investment gains are as follows:

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                            -----------------------------------------------------
                                                1996          1995          1996         1995
                                            -----------------------------------------------------
                                                               (In millions)

Bonds:
  U.S. Government .......................    $(10.4)         $  1.3        $102.0       $   99.2
  Taxable ...............................      64.2           (12.9)        109.0          (17.6)
  Asset-backed ..........................       1.8             1.8          23.1           35.7
  Tax exempt ............................       4.0             5.7          13.5           23.6
                                             ---------------------------------------------------
     Total bonds ........................      59.6            (4.1)        247.6          140.9
Stocks ..................................      19.0            74.6         148.2          126.3
Derivative instruments ..................       (.7)            8.0          11.3             .8
Separate Accounts and other .............      31.4            19.2          80.0           71.3
                                             ---------------------------------------------------
     Total realized investment gains ....    $109.3          $ 97.7        $487.1       $  339.3
                                             ===================================================

  CNA's primary property and casualty subsidiary, Continental Casualty Company ("Casualty"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (see
Note 7 of the Notes to Consolidated Condensed Financial Statements).

  On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement (see Note 7 of the Notes to Consolidated Condensed Financial Statements for a discussion on the Global Settlement) and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. A petition has been filed for re-hearing by the entire Fifth Circuit Court of Appeals as respects the decision on the Global Settlement Agreement.

  No further appeal has been filed with respect to the Trilateral Agreement and CNA believes that the time to file any such further appeal has expired, and accordingly, CNA believes that court approval of the Trilateral Agreement has become final. The implementation of the Trilateral Agreement has the effect of settling Casualty's litigation with Fibreboard. CNA currently expects that Casualty's litigation with Fibreboard will be dismissed during the first quarter of 1997.

Cigarettes
----------

  Revenues increased by $49.5 and $129.7 million, or 9.2% and 8.5%, and net income increased by $24.8 and $33.1 million, or 25.7% and 12.2%, respectively, for the quarter and nine months ended September 30, 1996 as compared to the corresponding periods of the prior year.

  The increase in revenues is primarily composed of an increase of approximately $32.7 and $82.1 million, or 6.1% and 5.4%, due to higher unit sales volume and an increase of approximately $15.5 and $44.4 million, or 2.9% and 2.9%, reflecting higher average unit prices for the quarter and nine months ended September 30, 1996, respectively, as compared to the prior year. Net income increased as a result of the improved revenues, partially offset by higher advertising, sales promotion and legal expenses.

Hotels
------

  Revenues decreased by $13.2 and $20.9 million, or 20.0% and 12.3%, and net income decreased by $8.6 and $11.3 million, or 71.7% and 68.9%, for the quarter and nine months ended September 30, 1996, as compared to the prior year.

  Revenues and net income decreased for the quarter and nine months ended September 30, 1996, as compared to the prior year, due primarily to a pre-tax and after tax gain of $14.5 and $9.5 million, respectively, related to the division's cessation of casino operations at its Monte Carlo hotel in 1995. In addition, the 1995 nine month period included receipt of a $3.9 million payment related to termination of a management contract as well as revenues from casino operations. Exclusive of these 1995 events, revenues and net income for the quarter and nine months ended September 30, 1996 increased due primarily to higher overall average room rates.

Drilling
--------

  Revenues increased by $86.0 and $195.7 million and net income increased by $12.7 and $46.1 million, respectively, for the quarter and nine months ended September 30, 1996, as compared to the prior year.

  Revenues from semisubmersible rigs increased by $63.2 and $145.6 million, or 68.7% and 60.6%, for the quarter and nine months ended September 30, 1996, respectively. These increases reflect additional revenues ($32.9 and $57.1) from eight semisubmersible rigs acquired through Arethusa and higher dayrates recognized by semisubmersible rigs located in the North Sea and the Gulf of Mexico. Revenues from jackup rigs increased by $17.4 and $33.3 million, or 18.9% and 13.9%, due to additional rigs acquired through Arethusa and improvements in dayrates in the Gulf of Mexico.

  Net income for the quarter and nine months ended September 30, 1996 increased due primarily to the higher revenues discussed above and lower interest expense, partially offset by increased provision for minority interest as a result of the dilutive effect of Diamond Offshore's initial public offering in October 1995 and its subsequent acquisition of Arethusa in April 1996.

Watches and Clocks
------------------

  Revenues increased by $7.6 and $7.0 million, or 28.0% and 9.1%, and net income increased by $2.9 and $3.0 million, respectively, for the quarter and nine months ended September 30, 1996 as compared to the prior year.

  Revenues increased for the quarter and nine months ended September 30, 1996 due primarily to increased watch unit sales, partially offset by interest income of $4.2 million recorded in the 1995 nine month period related to a prior year tax audit adjustment.

  Net income increased for the quarter and nine months ended September 30, 1996 due primarily to the increased revenues discussed above, partially offset by a benefit of $1.0 million related to the prior year tax audit adjustment.

Other
-----

  Revenues decreased by $136.8 and $170.4 million, or 57.0% and 36.5%, and net income decreased by $85.1 and $116.6 million, or 70.1% and 53.8%, respectively, for the quarter and nine months ended September 30, 1996 as compared to the prior year.

  The components of realized investment gains (losses) included in Investment income-net are as follows:


                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                            1996     1995       1996     1995
                                          --------------------------------------
                                                    (In millions)

Revenues:
  Derivative instruments (1) ............ $ 39.7  $(15.1)    $(63.2)  $ (20.8)
  Short-term investments ................   16.8     (.4)      24.5      38.2
  Arethusa acquisition (2) ..............                     186.6
  Sale of Champion International common
   stock ................................          227.5       20.3     372.9
  Other .................................    5.8   (12.7)       2.3     (24.5)
                                          -----------------------------------
                                            62.3   199.3      170.5     365.8
Income tax expense ......................  (21.6)  (69.8)     (59.4)   (128.1)
Minority interest .......................    (.6)    (.3)       (.2)      (.5)
                                          -----------------------------------
     Net income ......................... $ 40.1  $129.2     $110.9   $ 237.2
                                          ===================================

  (1) Consists primarily of common stock index futures.
  (2) See Note 6 of the Notes to Consolidated Condensed Financial Statements.

  Exclusive of securities transactions, revenues increased $.2 and $24.9 million, or .5% and 24.6%, respectively, for the quarter and nine months ended September 30, 1996 due primarily to increased investment income reflecting increased levels of invested assets, partially offset by the absence of intercompany interest income of $8.9 and $26.1 million, and equity income from CBS of $4.0 and $13.0 million. Net income increased by $4.0 and $9.7 million, or 51.3% and 47.3%, respectively, for the quarter and nine months ended September 30, 1996 due to increased revenues, partially offset by higher interest expense.

Accounting Standards
--------------------

  In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement establishes accounting standards based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. This Statement will not have a significant impact on the Company.

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

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

   (a) Exhibits--

      (3.01) By-Laws

      (27) Financial Data Schedule for the nine months ended September 30, 1996.

   (b) Current reports on Form 8-K--There were no reports on Form 8-K filed for the nine months ended September 30, 1996.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: November 14, 1996                          By  /s/ Roy E. Posner
                                                     -------------------------
                                                     ROY E. POSNER
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)