Form 10-K405
period 1996-12-31
LOEWS CORP
filed 1997-03-27
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

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

                  Yes    X                         No
                      --------                        --------

  As at March 7, 1997, 115,000,000 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $8,597,920,000.

                      Documents Incorporated by Reference:

  Portions of the Loews Corporation Notice of Annual Meeting of Stockholders and Proxy Statement dated March 27, 1997 are incorporated by reference into Part
III. (Registrant intends to file a definitive proxy statement with the Commission prior to April 30, 1997.)

================================================================================

                                LOEWS CORPORATION

                             INDEX TO ANNUAL REPORT ON
                              FORM 10-K FILED WITH THE
                         SECURITIES AND EXCHANGE COMMISSION

                        For the Year Ended December 31, 1996

Item                                                                        Page
 No.                                PART I                                   No.
----                                                                        ----
  1   BUSINESS ............................................................   3
        CNA Financial Corporation .........................................   3
        Lorillard, Inc. ...................................................  13
        Loews Hotels Holding Corporation ..................................  21
        Diamond Offshore Drilling, Inc. ...................................  22
        Bulova Corporation ................................................  24
        Other Interests ...................................................  24
  2   PROPERTIES ..........................................................  25
  3   LEGAL PROCEEDINGS ...................................................  25
  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................  26
      EXECUTIVE OFFICERS OF THE REGISTRANT ................................  26

                                    PART II

  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS ............................................................  27
  6   SELECTED FINANCIAL DATA .............................................  27
  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS ..............................................  28
  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................  44
  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE ...............................................  89

                                    PART III

        Information called for by Part III has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy
      Statement pursuant to Regulation 14A.

                                    PART IV

 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .....  89


                                    PART I

Item 1. Business.

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 84% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 51% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary).

  Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  Information relating to the major business segments from which the Company's consolidated revenues and income are derived is contained in Note 20 of the Notes to Consolidated Financial Statements, included in Item 8.

                            CNA FINANCIAL CORPORATION

  CNA Financial Corporation ("CNA") was incorporated in 1967 as the parent company of Continental Casualty Company ("CCC"), incorporated in 1897, and Continental Assurance Company ("CAC") incorporated in 1911. In 1975, CAC became a wholly owned subsidiary of CCC. On May 10, 1995, CNA acquired all the outstanding common stock of The Continental Corporation ("CIC") and it became a wholly owned subsidiary of CNA. CIC, a New York corporation incorporated in 1968, is an insurance holding company. Its principal subsidiary, The Continental Insurance Company, was organized in 1853.

  CNA's property/casualty insurance operations are conducted by CCC and its property/casualty insurance affiliates, and CIC and its property/casualty insurance affiliates. Life insurance operations are conducted by CAC and its life insurance affiliates. As a multiple-line insurer, CNA underwrites property, casualty, life, and accident and health coverages as well as pension products and annuities. CNA's principal market for insurance products is the United States. CNA accounted for 83.08%, 78.75% and 81.27% of the Company's consolidated total revenue for the years ended December 31, 1996, 1995 and 1994, respectively.

  The following provides information regarding CNA's property/casualty insurance and life insurance operations.

                            PROPERTY/CASUALTY INSURANCE

  CNA's property/casualty operations market commercial and personal lines of property/casualty insurance through independent agents and brokers.

  Commercial lines customers include large national corporations, small- and medium-sized businesses, groups and associations, and professionals. Coverages are written primarily through traditional insurance contracts under which risk is transferred to the insurer. Many large commercial account policies are written under retrospectively-rated contracts which are experience-rated. Premiums for such contracts may be adjusted, subject to limitations set by contract, based on loss experience of the insureds. Other experience-rated policies include provisions for dividends based on loss experience. Experience-rated contracts reduce but do not eliminate risk to the insurer.

  Commercial business includes such lines as workers' compensation, general liability and commercial automobile, professional and specialty, multiple peril, and accident and health coverages as well as reinsurance. Professional and specialty coverages include liability coverage for architects and engineers, lawyers, accountants, medical and dental professionals; directors and officers liability; and other specialized coverages. The major components of CNA's commercial business are professional and specialty coverages, general liability and commercial automobile, and workers' compensation, which accounted for 18%, 17% and 17%, respectively, of 1996 premiums earned.

  The property/casualty group markets personal lines of insurance, primarily automobile and homeowners coverages sold to individuals under monoline and package policies.

  CNA is required by the various states in which it does business to provide coverage for risks that would not otherwise be considered under CNA's underwriting standards. CNA's share of involuntary risks is mandatory and generally a function of its share of the voluntary market by line of insurance in each state. Premiums for involuntary risks result from mandatory participation in residual markets. Property/casualty involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers, and other charges.

  CNA also provides loss control, policy administration and claim administration services under service contracts for fees. Such services are provided primarily in the workers' compensation market, where retention of more risk by the employer through self-insurance or high-deductible programs has become increasingly prevalent.

  The following table sets forth supplemental data on a GAAP basis, except where indicated, for the property/casualty business:

Year Ended December 31                         1996          1995(a)       1994
--------------------------------------------------------------------------------
(In millions of dollars)

Commercial Premiums Earned:
  Professional and specialty .........    $ 1,844.9     $ 1,557.7     $ 1,010.1
  General liability and commercial
   automobile ........................      1,754.1       1,648.9       1,261.1
  Workers' compensation ..............      1,542.5       1,475.8       1,426.3
  Reinsurance and other ..............      1,188.9         973.9         773.5
  Multiple peril .....................      1,046.9         869.9         389.0
  Accident and health ................        919.0         699.1         557.1
--------------------------------------------------------------------------------
                                          $ 8,296.3     $ 7,225.3     $ 5,417.1
================================================================================

Personal Premiums Earned:
  Personal lines packages ............    $ 1,063.3     $   781.6     $   562.6
  Monoline automobile and property
   coverages .........................        366.5         325.4         314.2
  Accident and health ................        168.9         107.8          88.9
--------------------------------------------------------------------------------
                                          $ 1,598.7     $ 1,214.8     $   965.7
================================================================================

Involuntary Risks Premiums Earned (b):
  Workers' compensation ..............    $   135.6     $   178.2     $   350.0
  Private passenger automobile .......         57.9          79.7          46.4
  Commercial automobile ..............         36.4          19.9          54.3
  Property and multiple peril ........          2.2           5.9           5.0
--------------------------------------------------------------------------------
                                          $   232.1     $   283.7     $   455.7
================================================================================

Net Investment and Other Income:
  Commercial .........................    $ 1,943.3     $ 1,713.1     $ 1,145.1
  Personal ...........................        353.0         230.4         177.6
  Involuntary risks ..................         93.4         104.3          88.1
--------------------------------------------------------------------------------
                                          $ 2,389.7     $ 2,047.8     $ 1,410.8
================================================================================

Year Ended December 31                         1996          1995(a)       1994
--------------------------------------------------------------------------------
(In millions of dollars)

Underwriting Loss:
  Commercial .........................    $  (853.1)    $  (920.8)    $  (945.7)
  Personal ...........................       (183.8)       (101.9)       (185.2)
  Involuntary risks ..................       (106.3)        (98.8)        (70.3)
--------------------------------------------------------------------------------
                                          $(1,143.2)    $(1,121.5)    $(1,201.2)
================================================================================
Trade Ratios-(c):
  Loss ratio  ........................         76.4%         77.9%         81.9%
  Expense ratio ......................         30.9%         29.4%         28.3%
  Combined ratio (before policyholder
   dividends) ........................        107.3%        107.3%        110.2%
  Policyholder dividend ratio ........          1.6%          3.0%          4.8%

Trade Ratios-Statutory basis (c):
  Loss ratio .........................         76.8%         78.6%         82.2%
  Expense ratio ......................         31.6%         29.2%         27.8%
  Combined ratio (before policyholder
   dividends) ........................        108.4%        107.8%        110.0%
  Policyholder dividend ratio ........          1.4%          2.1%          3.8%

Other Data-Statutory basis (d):
  Capital and surplus ................     $6,348.8      $5,695.9      $3,367.3
  Written to surplus ratio ...........          1.6           1.7           2.0

----------------
  (a) Premiums earned, net investment income and underwriting loss includes the results of CIC since May 10, 1995.

  (b) Property/casualty involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers and other involuntary charges.

  (c) GAAP trade ratios for 1995 reflect the results of CCC and its property/casualty insurance subsidiaries for the year, and include the results of CIC and its property/casualty insurance subsidiaries since May 10, 1995.
Statutory trade ratios reflect the results of CCC, and its property/casualty insurance subsidiaries and CIC and its property/casualty insurance subsidiaries for the entire year of 1995. Prior year ratios have not been restated to include
CIC. Trade ratios are industry measures of property/casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. Under generally accepted accounting principles, the expense ratio is the percentage of underwriting expenses, including the change in deferred acquisition costs, to premiums earned. Under statutory accounting principles, the expense ratio is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio is the sum of the loss and expense ratios. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

  (d) Other data is determined on the statutory basis of accounting. In addition, dividends of $545.0, $325.0 and $175.0 million were paid to CNA by CCC in 1996, 1995 and 1994, respectively. Property/casualty insurance subsidiaries have received, or will receive, reimbursement from CNA for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses of $194.6, $197.0 and $169.6 million in 1996, 1995 and 1994, respectively.

  The following table displays the distribution of gross written premium:


Year Ended December 31                        1996         1995         1994
--------------------------------------------------------------------------------

New York ...............................       9.3%        10.3%         8.6%
California .............................       8.5          9.7         11.4
Texas ..................................       6.0          6.5          6.5
Illinois ...............................       5.3          5.2          4.9
Pennsylvania ...........................       4.9          5.4          5.7
Florida ................................       4.2          4.1          4.6
New Jersey .............................       4.1          4.6          3.2
All other states, countries or political
 subdivisions (a) ......................      46.8         44.4         43.2
Reinsurance assumed:
  Voluntary ............................       9.1          7.8          5.9
  Involuntary ..........................       1.8          2.0          6.0
--------------------------------------------------------------------------------
                                             100.0%       100.0%       100.0%
================================================================================
---------------
  (a) No other state, country or political subdivision accounts for more than
3.0% of gross written premium.

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

                                          Schedule of Property/Casualty Loss Reserve Development
--------------------------------------------------------------------------------------------------------------
Year Ended December 31     1986    1987    1988   1989    1990    1991    1992   1993   1994    1995    1996
                            (a)     (a)     (a)    (a)     (a)     (a)     (a)    (a)    (b)     (c)
--------------------------------------------------------------------------------------------------------------
(In millions of dollars)

Gross reserves for
 unpaid claim and
 claim expenses  ......        -       -       -       -  16,530  17,712  20,034 20,812 21,639  31,044 29,830
Ceded recoverable .....        -       -       -       -   3,440   3,297   2,867  2,491  2,705   6,089  6,095
--------------------------------------------------------------------------------------------------------------
Net reserves for
 unpaid claim and
 claim expenses .......    6,243   8,045   9,552  11,267  13,090  14,415  17,167 18,321 18,934  24,955 23,735
Net Paid (Cumulative)
 as of:
  One year later ......    1,335   1,763   2,040   2,670   3,285   3,411   3,706  3,629  3,656   6,510      -
  Two years later .....    2,383   2,961   3,622   4,724   5,623   6,024   6,354  6,143  7,087       -      -
  Three years later ...    3,197   4,031   4,977   6,294   7,490   7,946   8,121  8,764      -       -      -
  Four years later ....    3,963   5,007   6,078   7,534   8,845   9,218  10,241      -      -       -      -
  Five years later ....    4,736   5,801   6,960   8,485   9,726  10,950       -      -      -       -      -
  Six years later .....    5,339   6,476   7,682   9,108  11,207       -       -      -      -       -      -
  Seven years later ...    5,880   7,061   8,142  10,393       -       -       -      -      -       -      -
  Eight years later ...    6,382   7,426   9,303       -       -       -       -      -      -       -      -
  Nine years later ....    6,690   8,522       -       -       -       -       -      -      -       -      -
  Ten years later .....    7,738       -       -       -       -       -       -      -      -       -      -
Net Reserves
 Reestimated as of:
  End of initial year .    6,243   8,045   9,552  11,267  13,090  14,415  17,167 18,321 18,934  24,955 23,735
  One year later ......    6,642   8,086   9,737  11,336  12,984  16,032  17,757 18,250 18,922  24,864      -
  Two years later .....    6,763   8,345   9,781  11,371  14,693  16,810  17,728 18,125 18,500       -      -
  Three years later ...    6,989   8,424   9,796  13,098  15,737  16,944  17,823 17,868      -       -      -
  Four years later ....    7,166   8,516  11,471  14,118  15,977  17,376  17,765      -      -       -      -
  Five years later ....    7,314  10,196  12,496  14,396  16,440  17,329       -      -      -       -      -
  Six years later .....    9,022  11,239  12,742  14,811  16,430       -       -      -      -       -      -
  Seven years later ...   10,070  11,480  13,167  14,810       -       -       -      -      -       -      -
  Eight years later ...   10,317  11,898  13,174       -       -       -       -      -      -       -      -
  Nine years later ....   10,755  11,925       -       -       -       -       -      -      -       -      -
  Ten years later .....   10,823       -       -       -       -       -       -      -      -       -      -
--------------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (4,580) (3,880) (3,622) (3,543) (3,340) (2,914)   (598)   453    434      91      -
==============================================================================================================
Reconciliation to
 Gross Reestimated
 Reserves:
Net reserves
 reestimated ..........    6,243   8,045   9,552  11,267  16,430  17,329  17,765 17,868 18,500  24,864      -
Reestimated ceded
 recoverable ..........        -       -       -       -   2,855   2,610   2,046  1,918  2,472   6,262      -
--------------------------------------------------------------------------------------------------------------
Total gross
 reestimated reserves          -       -       -       -  19,285  19,939  19,811 19,786 20,972  31,126      -
==============================================================================================================
Net (Deficiency)
 Redundancy Related to:
  Asbestos claims .....   (3,021) (2,973) (2,917) (2,818) (2,681) (2,634)   (945)  (345)  (309)    (51)     -
  Environmental claims    (1,021) (1,007) (1,002)   (975)   (964)   (918)   (871)  (425)  (246)    (65)     -
--------------------------------------------------------------------------------------------------------------
  Total asbestos and
   environmental ......   (4,042) (3,980) (3,919) (3,793) (3,645) (3,552) (1,816)  (770)  (555)   (116)     -
  Other ...............     (538)    100     297     250     305     638   1,218  1,223    989     207      -
--------------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (4,580) (3,880) (3,622) (3,543) (3,340) (2,914)   (598)   453    434      91      -
==============================================================================================================

                                      7

----------------
(a) Reflects reserves of CNA, excluding CIC reserves which were acquired on May
10, 1995. Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves reestimated as of subsequent years) relates only to the operations of CNA and does not include
CIC.

(b) Reserve development related to the 1994 reserves of CNA, excluding CIC, as determined by the balances in this column, plus adverse reserve development of $134 million related to the reserves of CIC, acquired on May 10, 1995, which are not reflected in this column, were recorded by CNA in 1995 and subsequent periods.

(c) Includes CIC gross reserves of $9,713 million and net reserves of $6,063 million acquired on May 10, 1995 and subsequent development thereon.

  See Notes 1 and 10 of the Notes to Consolidated Financial Statements, included in Item 8, for information regarding property/casualty claim and claim expenses including reserve development for asbestos and environmental claims.

                                LIFE INSURANCE

  CNA's life insurance operations market individual and group insurance products through licensed agents, most of whom are independent contractors, who sell life and/or group insurance for CNA and for other companies on a commission basis.

  The individual insurance products consist primarily of term, universal life, participating policies and annuity products. Products developed in 1996 included a portfolio of variable products and new universal life products which are expected to be marketed in 1997. Group insurance products include life, accident and health (consisting primarily of major medical and hospitalization) and pension products, such as guaranteed investment contracts and annuities. In the medical and hospitalization market, CNA underwrites the Federal Employees Health Benefits Program ("FEHBP") which had revenues of $2.1, $1.9 and $1.8 billion in 1996, 1995 and 1994, respectively. CNA has undertaken a number of initiatives to enhance service, manage health care utilization demand and quality, and strengthen CNA's networks of physicians, hospitals and other providers.

  CNA's products are designed and priced using assumptions CNA management believes to be reasonably conservative for mortality, morbidity, persistency, expense levels and investment results. Underwriting practices that CNA management believes are prudent are followed in selecting the risks that will be insured. Further, actual experience related to pricing assumptions is monitored closely so that prospective adjustments to these assumptions may be implemented as necessary. CNA mitigates the risk related to persistency by including contractual surrender charge provisions in its ordinary life and annuity policies in the first five to ten years, thus providing for the recovery of acquisition expenses. The investment portfolios supporting interest sensitive products, including universal life and individual annuities, are managed separately to minimize surrender and interest rate risk.

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

  The following table sets forth supplemental data for the life insurance business:


Year Ended December 31                            1996         1995        1994
--------------------------------------------------------------------------------
(In millions of dollars)

Individual Premiums:
  Life and annuities ..................       $  629.1     $  497.1    $  369.4
  Accident and health .................            1.8         32.7        32.6
--------------------------------------------------------------------------------
                                              $  630.9     $  529.8    $  402.0
================================================================================

Group Premiums:
  Accident and health (a) .............       $2,548.0     $2,189.7    $2,111.2
  Life and annuities ..................          194.9        312.9       165.0
--------------------------------------------------------------------------------
                                              $2,742.9     $2,502.6    $2,276.2
================================================================================

Net Investment Income and Other Income:
  Individual ..........................       $  292.2     $  247.3    $  193.8
  Group ...............................          214.2        198.1       166.4
--------------------------------------------------------------------------------
                                              $  506.4     $  445.4    $  360.2
================================================================================

Income Excluding Realized Capital
 Gains, Before Income Tax:
  Individual ..........................       $  100.9     $   65.4    $   47.3
  Group ...............................           69.8         94.9        87.1
--------------------------------------------------------------------------------
                                              $  170.7     $  160.3    $  134.4
================================================================================

Gross Life Insurance in Force:
  Individual (b) ......................       $172,213     $113,901    $ 80,560
  Group ...............................         64,796       52,146      46,873
--------------------------------------------------------------------------------
                                              $237,009     $166,047    $127,433
================================================================================

Other Data-Statutory Basis (c):
  Capital and surplus .................       $1,163.4     $1,127.6    $1,054.6
  Capital and surplus-percent of total
   liabilities ........................           25.5%        28.2%       29.4%
  Participating policyholders'-percent
   of gross life insurance in force ...             .5%          .6%         .9%

--------------
  (a) Group accident and health premiums include contracts involving U.S.
government employees and their dependents amounting to approximately $2.1, $1.9 and $1.8 billion in 1996, 1995 and 1994, respectively.

  (b) Lapse ratios, for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in force were 7.2%, 9.4% and 9.7% in 1996, 1995 and 1994, respectively.

  (c) Other Data is determined on the basis of statutory accounting practices.
Life insurance subsidiaries have received reimbursement from CNA for general management and administrative expenses and investment expenses in the amounts of $28.5, $21.3 and $24.7 million in 1996, 1995 and 1994, respectively. Statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the statutorily required Asset Valuation and Interest Maintenance Reserves as surplus.


Guaranteed Investment Contracts

  CAC writes the majority of its group pension products as guaranteed investment contracts in a fixed Separate Account, which is permitted by Illinois insurance statutes. CAC guarantees principal and a specified return to guaranteed investment contract holders. This guarantee affords the contract holders additional security, in the form of CAC's general account surplus, which supports the principal and interest payments.

  CNA manages the liquidity and interest rate risks on the guaranteed investment contract portfolio by matching the approximate duration of fixed maturity securities included in the investment portfolio supporting the guaranteed investment contracts with the corresponding payout pattern of the contracts, and assessing market value surrender charges on the majority of the contracts.

  The table below shows a comparison of the duration of assets and contracts, weighted average investment yield, weighted average interest crediting rates and withdrawal characteristics of the guaranteed investment contract portfolio.


December 31                                    1996          1995          1994
--------------------------------------------------------------------------------

Duration in years:
  Assets .............................         3.12          3.12          3.23
  Contracts ..........................         3.16          2.98          2.99
--------------------------------------------------------------------------------
     Difference ......................         (.04)          .14           .24
================================================================================

Weighted average investment yield ....         7.44%         7.58%         7.67%
================================================================================

Weighted average interest crediting
 rates ...............................         7.32%         7.45%         7.53%
================================================================================

Withdrawal Characteristics:
  With market value adjustment .......           95%           92%           79%
  Non-withdrawable ...................            5             8            15
  Without market value adjustment ....                                        6
--------------------------------------------------------------------------------
     Total ...........................          100%          100%          100%
================================================================================

  As shown above, the weighted average investment yields at December 31, 1996, 1995 and 1994 were more than the weighted average interest crediting rate.

                                 INVESTMENTS

  See Note 2 of the Notes to Consolidated Financial Statements, included in Item 8, for information regarding the investment portfolio.

                                    OTHER

  Competition: All aspects of the insurance business are highly competitive. CNA's insurance operations compete with a large number of stock and mutual insurance companies and other entities for both producers and customers and must continuously allocate resources to refine and improve insurance products and services. There are approximately 3,300 companies that sell property/casualty insurance in the United States, approximately 900 of which operate in all or most states. CNA's consolidated property/casualty subsidiaries (including CIC for the full year of 1995) would have been ranked as the third largest property/casualty insurance organization in 1995 based on statutory net written premium. There are approximately 1,770 companies selling life insurance (including accident and health insurance and pension products and annuities) in the United States. CAC is ranked as the twenty-second largest life insurance organization based on 1995 consolidated statutory premium volume.

  Dividends by Insurance Subsidiaries: The payment of dividends to CNA by its insurance affiliates without prior approval of the affiliate's domiciliary state insurance commissioners is limited to amounts determined by formula in accordance with the accounting practices prescribed or permitted by the states' insurance departments. This formula varies by state. The formula for the majority of states is the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some states, however, have an additional stipulation that dividends cannot exceed prior year surplus. Based upon the various state formulas, approximately $941.0 million in dividends can be paid to CNA by its insurance affiliates in 1997 without prior approval. All dividends must be reported to the domiciliary insurance department prior to declaration and payment.

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

  Insurers are also required by the states to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage which must be provided to such involuntary risks. CNA's insurance subsidiaries' share of these involuntary risks is mandatory and generally a function of its share of the voluntary market by line of insurance in each state.

  After failing to enact the massive health reform introduced in 1994, Congress passed a health insurance reform bill in August of 1996 and the President signed it into law (P.L. 104-191) on August 21, 1996. The new law does little for Americans without health insurance but it will protect those who have health insurance from losing it. The 105th Congress is expected to consider additional incremental health care reform as it attempts to provide greater access and affordability to Americans. Among the bills that have been introduced this year are measures that would allow small businesses to band together to form association health plans to buy insurance; bar the use of clauses restricting what doctors can tell patients about treatment options; restructure the Medicare program; subsidize health insurance for uninsured children; and limit or prohibit underwriting on the basis of genetic information. CNA cannot predict if any of these proposals will be enacted or the extent to which they may affect the insurance industry.

  Last year, a moderate product liability bill was vetoed and Congress was not able to override the veto. This year, a similar product liability reform bill was introduced in the Senate. The bill contains many of the provisions of the vetoed bill and thus, CNA cannot predict if any reform will be adopted.

  Although federal standards would create more uniform laws, tort reform supporters still look primarily to the states for passage of reform measures. Over the last decade, many states have passed some type of reform, but more recently, state courts have modified or overturned approximately 38% of these reforms. Additionally, new causes of action and theories of damages are more frequently proposed in state courts or legislatures. Continued unpredictability in the law means that insurance underwriting and rating is difficult in commercial lines, professional liability, and some specialty coverages.

  Environmental clean-up remains the subject of both federal and state regulation. Last year Congress and the Clinton Administration failed to reach an agreement on efforts to overhaul the federal Superfund hazardous waste program. The legislative stalemate was the result of a failure by Superfund stakeholders and Congress to reach a compromise on clean-up standards, the repeal of retroactive liability and how to finance future clean-up costs. In the new Congress, Superfund reform has been listed as one of the legislative priorities. At this time CNA cannot predict if any reform will be enacted. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues concerning clean-up of hazardous waste. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. See Note 10 of the Notes to Consolidated Financial Statements, included in Item 8, for further discussion.

  In recent years, increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress resulted in the National Association of Insurance Commissioners developing industry minimum Risk-Based Capital ("RBC") requirements, establishing a formal state accreditation process designed to more closely regulate for solvency, minimize the diversity of approved statutory accounting and actuarial practices, and increasing the annual statutory statement disclosure requirements.

  The RBC formulas are designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding actions that the state insurance departments should initiate. The level of capital adequacy below which insurance departments would take action is defined as the Company Action Level. As of December 31, 1996, all of CNA's property/casualty and life insurance affiliates have adjusted capital amounts in excess of Company Action Levels.

  Reinsurance: See Notes 1 and 18 of the Notes to Consolidated Financial Statements, included in Item 8, for information related to CNA's reinsurance business.

  Properties: CNA leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by
CNA:


                                  Size
 Location                     (square feet)                         Principal Usage
-------------------------------------------------------------------------------------------------
Owned:
  CNA Plaza                     1,144,378              Principal Executive Offices of CNA
  333 S. Wabash
  Chicago, Illinois

  180 Maiden Lane                 507,547              Property/Casualty Insurance Offices
  New York, New York

  55 E. Jackson Blvd.             308,750              Principal Executive Offices of CNA
  Chicago, Illinois

  401 Penn Street                 251,691              Property/Casualty Insurance Offices
  Reading, Pennsylvania

  100 CNA Drive                   251,363              Life Insurance Offices
  Nashville, Tennessee

  1100 Ward Avenue                 93,771              First Insurance Company of Hawaii Ltd.
  Honolulu, Hawaii                                     Headquarters

Leased:
  1 Continental Drive             490,993              Property/Casualty Insurance Offices
  Cranbury, New Jersey

  7361 Calhoun Place              224,725              Life Insurance Offices
  Rockville, Maryland

  1111 E. Broad St.               215,470              Property/Casualty Insurance Offices
  Columbus, Ohio

  200 S. Wacker Drive             214,997              Property/Casualty Insurance Offices
  Chicago, Illinois

                                  Size
 Location                     (square feet)                         Principal Usage
-------------------------------------------------------------------------------------------------

  333 Glen Street                 157,825              Property/Casualty Insurance Offices
  Glen Falls, New York                                 Residual Market Center

  111 Congressional Blvd.         118,215              Personal Lines
  Indianapolis, Indiana

  1431 Opus Place                 106,151              Property/Casualty, Surety Insurance
  Downers Grove, Illinois                              Offices

  2401 Pleasant Valley            102,376              Commercial Operations
  York, Pennsylvania

                               LORILLARD, INC.

  The Company's wholly owned subsidiary, Lorillard, Inc. ("Lorillard"), is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent and True. Lorillard's largest selling brands are the Newport and Kent brands, which accounted for approximately 73% and 10%, respectively, of Lorillard's sales in 1996.

  Substantially all of Lorillard's sales are in the United States. Lorillard's major trademarks outside of the United States were sold in 1977. Lorillard accounted for 10.95%, 11.00% and 14.29% of the Company's consolidated total revenue for the years ended December 31, 1996, 1995 and 1994, respectively.

Smoking and Health and Related Matters

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

  Litigation: A large number of lawsuits, including lawsuits brought by individual plaintiffs ("Conventional Smoking and Health Cases"), purported class actions ("Class Actions") and lawsuits brought on behalf of states and state agencies ("Reimbursement Cases") have been commenced against Lorillard and other tobacco manufacturers seeking substantial compensatory and punitive damages for adverse health effects claimed to have resulted from cigarette smoking or exposure to tobacco smoke. For information with respect to such litigation pending as of February 1997, see Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this Report and incorporated herein by reference.

  Set forth below is information regarding additional developments respecting litigation through March 21, 1997:

  Class Actions: Lacey v. Lorillard Tobacco Company, et al. Plaintiffs did not notice an appeal within the requisite time period, and therefore, the final judgment in favor of the defendants is no longer subject to appeal.

  The following four additional Class Actions have been filed:

  Baker v. American Tobacco Company, et al., (Circuit Court, Wayne County, Michigan, filed February 4, 1997). Plaintiff seeks certification of this case as a class action on behalf of individuals who have quit smoking and who would benefit from medical monitoring. Lorillard is a defendant in the case. Plaintiff seeks the creation of a medical monitoring fund to monitor the health of the purported class members.

  Ingle v. Philip Morris Incorporated, et al. (Circuit Court, McDowell County, West Virginia, filed February 4, 1997). Plaintiff seeks certification of the case as a class action on behalf of residents of West Virginia who have received personal injuries as a result of smoking cigarettes. Lorillard is a defendant in this case. Plaintiff seeks unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund.

  Walls v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Oklahoma, filed February 6, 1997; removed from District Court, Creek County, Oklahoma). Plaintiffs seek certification of the case as a class action on behalf of residents of Oklahoma who have purchased cigarettes manufactured by the defendants. The Company and Lorillard are defendants in the case. Plaintiffs seek unspecified amounts in actual damages and punitive damages, disgorgement of profits, and the creation of a medical monitoring fund. To date, none of the defendants have received service of process.

  Selcer v. R.J. Reynolds Tobacco Company, et al. (District Court, Clark County, Nevada, filed on or about March 3, 1997). Plaintiffs seek certification of this case as a class action on behalf of Nevada residents who have become addicted to cigarette smoking. Lorillard is a defendant in this case. Plaintiffs seek unspecified amounts in actual damages and punitive damages and disgorgement of profits. To date, none of the defendants have received service of process.

  Reimbursement Cases: McGraw v. The American Tobacco Company, et al. The court has granted defendants' motion to dismiss eleven of the fourteen counts of the complaint and has held that the plaintiffs in the action, the West Virginia Public Employees Insurance Agency and West Virginia Department of Health and Human Services, lack standing to sue for personal injuries. The court has heard argument on defendants' motion to dismiss two of the three remaining counts of the complaint and has taken the motion under advisement.

  State of Florida, et al. v. The American Tobacco Company, et al. The United States Supreme Court has denied the petition for writ of certiorari in the declaratory judgment action filed by certain companies and trade associations.

  Moore v. The American Tobacco Company et al. The Mississippi Supreme Court has dismissed the petitions filed by the defendants in the case and separately by the Governor of Mississippi.

  City and County of San Francisco, et al. v. Philip Morris Incorporated, et al. The court has granted, with leave to amend, defendants' motion to dismiss the complaint.

  The following additional Reimbursement Case has been filed:

  State of Indiana v. Philip Morris Incorporated, et al. (Superior Court, Marion County, Indiana, filed February 19, 1997), filed by the State of Indiana. Lorillard is a defendant in the case.

  In addition, there have been the following developments in the suits commenced by Lorillard and other cigarette manufacturers seeking declaratory judgment or injunctive relief in relation to the Reimbursement Cases:

  Philip Morris Incorporated, et al. v. Graham, et al. The court has granted defendants' motion to dismiss three of the five counts of the complaint and plaintiffs have voluntarily dismissed the remaining counts. The court has entered judgment in favor of the defendants. Plaintiffs do not intend to notice an appeal from the judgment.

  Philip Morris Incorporated, et al. v. Verniero, et al. The court has consolidated this action with the case of State of New Jersey v. R.J. Reynolds Tobacco Company, et al.

 Reported Liggett Settlement: On March 20, 1997, Liggett Group, Inc. and its parent company, Brooke Group, Ltd., Inc. ("Liggett"), and the Attorneys General for twenty-two states, announced that they have reached agreement (the "Settlement Agreement") to settle the reimbursement suits pending in those states. The proposed settlements reportedly will require Liggett: to pay 25% of its pre-tax profits, plus as much as $25.0 million, to the twenty-two states annually for the next twenty-five years; to acknowledge that cigarette smoking is addictive (Liggett will supplement the warning notices it places on its cigarette packages to reflect that acknowledgment); to acknowledge that cigarette smoking causes disease; to acknowledge that cigarette companies have targeted marketing programs towards minors; and to cooperate in suits against the other cigarette manufacturers by releasing Liggett documents to the Attorneys General and to allow its employees to testify in these matters. The Settlement Agreement also purports to be on behalf of "all persons who, prior to or during the term of [the

Settlement Agreement], have smoked cigarettes or have used other tobacco products and have suffered or claim to have suffered injury as a consequence thereof."

  On March 20, 1997, Lorillard and three other cigarette manufacturers filed suit in the Superior Court of Forsyth County, North Carolina against Liggett. The court entered a temporary restraining order on March 20, 1997 that prohibits Liggett and certain persons related to it or acting in concert with it from misusing or disclosing any privileged or confidential information relating to plaintiffs, or involving matters in which plaintiffs and Liggett share a common interest and resulting from communications between counsel for plaintiffs and Liggett. The court further directed Liggett to appear before the court to identify for an in camera inspection all documents Liggett has disclosed; to show cause why Liggett and certain related persons should not be enjoined from disclosing the privileged or confidential information pending trial in this action; and to disclose to the court under seal the identity of the individuals to whom Liggett has disclosed the confidential and privileged information to date.

  On March 21, 1997, the court in the case of Butler v. Philip Morris, Inc., et al., ordered Liggett, among other things, to submit documents in its possession that are subject to claims of a joint defense or common interest privilege or other protection from discovery, for an in camera review and determination by the court as to the validity of such claims. The court also ordered Liggett to serve all counsel a copy of the descriptive logs of the submitted documents. Butler is a Conventional Smoking and Health Case pending in a state court in Mississippi alleging injury to an individual from exposure to environmental tobacco smoke. The Company and Lorillard are defendants in the case. Trial in this case is scheduled to begin on August 18, 1997.

  On March 20, 1997, the case of Fletcher, et al. v. Liggett was filed in the Circuit Court of Mobile County, Alabama. The plaintiffs seek certification of the case as a class action on behalf of all residents of the United States. The complaint seeks certification of two subclasses; a personal injury subclass and a recoupment subclass. The personal injury subclass purports to be comprised of individual smokers; the estates, representatives, spouses or heirs of the individual smokers; and individuals who allege injury from exposure to environmental tobacco smoke. The recoupment subclass purports to be comprised of individuals who have incurred economic loss as a result of payments for the treatments of diseases or medical conditions allegedly caused by cigarette smoking or exposure to environmental tobacco smoke. Neither the Company nor Lorillard is a defendant in Fletcher. The claims in Fletcher purportedly are covered by the Settlement Agreement. The court has conditionally certified the case as a class action and has provisionally accepted the Settlement Agreement. The court has scheduled a full hearing for July 11, 1997 to determine whether the Settlement Agreement is fair to the plaintiffs in this action.

  Lorillard continues to believe that there are a number of valid defenses to smoking and health litigation pending against it, and Lorillard will continue to vigorously defend against all such claims. Recent press reports have discussed proposals to establish a comprehensive legislative solution to smoking and health claims against the tobacco industry. The Company believes that any such legislation would involve significant, and perhaps insurmountable, difficulties in reconciling the views of many competing interests. However, the Company will explore and is prepared to discuss all reasonable measures to resolve these matters. The Company would not contemplate making further comment as to the existence or progress of any such discussions.

  Other Legal Proceedings: In addition to the litigation referred to above, Lorillard has been notified of several governmental investigations pending against Lorillard and other tobacco manufacturers, which are described below.

  Department of Justice Investigation - Early in 1994, the Energy and Commerce Subcommittee on Health and the Environment of the U.S. House of Representatives (the "Subcommittee") launched an oversight investigation into tobacco products, including possible regulation of nicotine-containing cigarettes as drugs. During the course of such investigation, the Subcommittee held hearings at which executives of each of the major tobacco manufacturers testified. Following the November 1994 elections, the incoming Chairman of the Energy and Commerce Committee indicated that this investigation by the Subcommittee would not continue, and on December 20, 1994, the outgoing majority staff of the Subcommittee issued two final reports. One of these reports questioned the scientific practices of what it characterized as the tobacco industry's "long-running campaign" related to ETS, but reached no final conclusions. The second report asserted that documents obtained from American Tobacco Company, a competitor of Lorillard's, "reflect an intense research and commercial interest in nicotine."

  The U.S. Department of Justice is investigating allegations of perjury in connection with the testimony provided by tobacco industry executives, including Lorillard executives, to the Subcommittee in April 1994. Lorillard has not received any request for documents or testimony. It is impossible at this time to predict the outcome of this investigation.

  In 1996 Lorillard responded to a grand jury subpoena for documents in connection with a grand jury investigation commenced in 1992 by the United States Attorney's Office for the Eastern District of New York regarding possible fraud by Lorillard and other tobacco companies relating to smoking and health research undertaken or administered by the Council for Tobacco Research - USA, Inc. There have been no requests for any testimony by any Lorillard personnel. At the present time, Lorillard is unable to predict whether the United States Attorney's Office will ultimately determine to bring any proceeding against Lorillard. An adverse outcome of this investigation could result in criminal, administrative or other proceedings against Lorillard.

  In March 1996, the Company and Lorillard each received a grand jury subpoena duces tecum from the United States Attorney's Office for the Southern District of New York seeking documents, advertisements or related materials distributed by the Company and Lorillard to members of the general public relating to, among other things, the health effects of cigarettes, nicotine or tobacco products, the addictiveness of such products, and Congressional hearings relating to cigarettes or the tobacco industry. The Company and Lorillard responded to the subpoena. The Company and Lorillard were informed in the latter part of 1996 that responsibility for this investigation has been transferred from the United States Attorney's Office for the Southern District of New York to the United States Department of Justice in Washington, D.C. It is impossible at this time to predict the ultimate outcome of this investigation.

  Legislation and Regulation: Federal Legislation - The Federal Comprehensive Smoking Education Act, which became effective in 1985, requires the use on cigarette packaging and advertising of one of the following four warning statements, on a rotating basis: (1) "SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy." (2) "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health." (3) "SURGEON GENERAL'S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight." (4) "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide." Four shortened versions of these statements are required, on a rotating basis, for use on billboards. This law also requires that each person who manufactures, packages or imports cigarettes shall annually provide to the Secretary of Health and Human Services a list of the ingredients added to tobacco in the manufacture of cigarettes. Such list of ingredients may be submitted in a manner which does not identify the company which uses the ingredients or the brand of cigarettes which contain the ingredients.

  Prior to the effective date of the Comprehensive Smoking Education Act, federal law had, since 1965, required that cigarette packaging bear a warning statement which from 1970 to 1985 was as follows: "Warning: The Surgeon General Has Determined That Cigarette Smoking Is Dangerous to Your Health." In addition, in 1972 Lorillard and other cigarette manufacturers had agreed, pursuant to consent orders entered into with the Federal Trade Commission ("FTC"), to include this health warning statement in print advertising, on billboards and on certain categories of point-of-sale display materials relating to cigarettes. In addition, advertising of cigarettes has been prohibited on radio and television since 1971.

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

  Food and Drug Administration Regulation of Tobacco Products - On August 28, 1996, the Food and Drug Administration ("FDA") published regulations (the "FDA Regulations") in final form severely restricting cigarette advertising and promotion and limiting the manner in which tobacco products can be sold. In enacting the FDA Regulations, the FDA determined that nicotine is a drug and that cigarettes are a nicotine delivery system and, accordingly, subject to FDA regulatory authority as medical devices. The FDA premised its regulations on the need to reduce smoking by underage youth and young adults. The FDA Regulations become effective in stages, as follows:

  (i) Regulations regarding minimum sales age, effective February 28, 1997. These regulations make unlawful the sale of cigarettes to anyone under age 18. These regulations also require proof of age to be demanded from any person under age 27 who attempts to purchase cigarettes.

  (ii) Regulations regarding advertising and billboards, vending machines, self-service displays, sampling premiums, and package labels, effective August 28, 1997. These regulations limit all cigarette advertising to black and white, text only format in most publications and outdoor advertising such as billboards. The regulations also prohibit billboards advertising cigarettes within 1,000 feet of a school or playground, require that the established name for the product ("Cigarettes") and an intended use statement ("Nicotine - Delivery Device For Persons 18 or Older") be included on all cigarette packages and advertising, ban vending machine sales, product sampling, and the use of cigarette brand names, logos and trademarks on premium items, and prohibit the furnishing of any premium item in consideration for the purchase of cigarettes or the redemption of proofs-of-purchase coupons.

  (iii) Regulations prohibiting use of cigarette brand names to sponsor sporting and cultural events and requiring cigarette manufacturers to comply with certain stringent FDA regulations (known as "good manufacturing practices") governing the manufacture and distribution of medical devices, effective August 28, 1998.

  The FDA has announced that it will "contract" with states to jointly enforce the FDA Regulations. State regulations narrower in scope and not inconsistent with the FDA Regulations may be exempt from the pre-emptive effect of the federal rules and be enforced concurrently.

  Lorillard and other cigarette manufacturers have filed a lawsuit in the United States District Court for the Middle District of North Carolina challenging the FDA's assertion of jurisdiction over cigarettes and seeking both preliminary and permanent injunctive relief (Liggett Group has agreed to withdraw from this lawsuit). The complaint in the case, Coyne Beahm, Inc., et al. v. United States Food & Drug Administration, et al., asserts that the FDA lacks authority to regulate cigarettes and that the proposed rules violate the Federal Food, Drug and Cosmetic Act, the Federal Cigarette Labeling and Advertising Act and the United States Constitution. Lawsuits challenging the FDA's rule making also have been filed in the same court by several smokeless tobacco manufacturers, several national advertising trade associations and the National Association of Convenience Stores.

  The plaintiffs have moved for summary judgment on jurisdictional, statutory and First Amendment grounds. Oral argument on the motions was heard on February 10, 1997, and a decision is pending.

  It is uncertain whether Congress will pass legislation that would moot the FDA Regulations and whether the manufacturers will succeed in securing judicial relief. Accordingly, any impact on Lorillard from the FDA Regulations cannot be predicted at this time.

  Environmental Tobacco Smoke - Studies with respect to the alleged health risk to nonsmokers of environmental tobacco smoke ("ETS") have received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that ETS puts nonsmokers at an increased risk of lung cancer and respiratory illness. In January 1993, the United States Environmental Protection Agency released a report (the "EPA Risk Assessment") concluding that ETS is a human lung carcinogen in adults, causes increased respiratory tract disease, middle ear disorders and increases the severity and frequency of asthma in children.

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

  In 1994, the Occupational Safety and Health Administration published a proposed rule on air quality in indoor workplaces. The proposed rule would require employers in the United States to prohibit smoking indoors or to restrict smoking to a separate room with outside exhaust and negative air pressure. A period of public comment on the proposed rules has ended. Hearings on the proposed rules were conducted in late 1994 and early 1995. It is impossible at this time to predict whether or in what form the proposed rules will be adopted.

  Fire Safe Cigarettes - A 1984 federal law established a Technical Study Group to conduct a study and report to the Congress regarding the technical and commercial feasibility of developing cigarettes that will have a minimum propensity to ignite upholstered furniture or mattresses. The Technical Study Group concluded in 1987 that it was technically feasible and may be commercially feasible to develop such cigarettes. In accordance with a 1990 federal law the Consumer Product Safety Commission issued a report in August 1993, concluding that, while it is practicable to develop a performance standard to reduce cigarette ignition propensity, it is unclear that such a standard will effectively address the number of cigarette ignited fires. Several states also have considered legislation authorizing or directing the establishment of cigarette fire-safety standards from time to time. Currently, New York and Oregon are considering such legislation.

  Ingredient Disclosure - On August 2, 1996, the Governor of Massachusetts signed legislation (the "ingredient disclosure legislation") requiring each manufacturer of cigarettes and smokeless tobacco sold in the commonwealth to submit to the Department of Public Health ("DPH"), beginning in 1997, an annual report (1) identifying, for each brand, certain "added constituents," and (2) providing, for each brand, nicotine-yield ratings based on standards to be developed by the DPH. The legislation provides for the public release of this information, which includes flavorings and other trade-secret ingredients used in cigarettes.

  The cigarette and smokeless tobacco manufacturers have filed suit in federal district court in Boston challenging the ingredient disclosure legislation; Philip Morris Incorporated v. Harshbarger, Civil Action No. 96-11599-GAO (D. Mass.) and United States Tobacco Company v. Harshbarger, Civil Action No. 96-11619-GAO (D. Mass.). Their complaints assert that the legislation conflicts with, and is pre-empted by, federal law and is otherwise unconstitutional. On February 7, 1997 the Court ruled that the ingredient disclosure legislation was not pre-empted by federal law. The manufacturers have appealed the trial court's preemption ruling, and they continue to pursue their other claims in the district court.

  In November 1996, the DPH published proposed regulations implementing the ingredient disclosure legislation. Public hearings on the proposed regulations were held on January 30 and 31, 1997 and written comments were submitted on February 21, 1997.

  Any impact on Lorillard from the ingredient disclosure legislation and any implementing regulations cannot be predicted at this time. It is uncertain whether the manufacturers will succeed in their legal challenges to the legislation; if they ultimately are required to disclose their trade secrets to the DPH and the DPH releases this information, further litigation seeking compensation for the taking of the manufacturers' property may ensue. It is also uncertain whether proposed regulations will be modified before they are promulgated in final form, and whether the manufacturers will challenge them as so promulgated.

  Other similar laws, regulations and policies are being proposed or considered by various federal, state and local governments and agencies and could, if adopted, have a material adverse effect on the financial condition and results of operations of the Company.


Business Operations

  Advertising and Sales Promotion: Lorillard's principal brands are advertised and promoted extensively. Introduction of new brands, brand extensions and packings require the expenditures of substantial sums for advertising and sales promotion, with no assurance of consumer acceptance. The advertising media presently used by Lorillard include magazines, newspapers, out-of-home advertising, direct mail and point-of-sale display materials. Sales promotion activities are conducted by distribution of samples and store coupons, point-of-sale display advertising, advertising of promotions in print media, and personal contact with distributors, retailers and consumers. All of these activities would be severely affected by the new FDA Regulations (see "Food and Drug Administration Regulation of Tobacco Products," above).

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

  Due to the varying size and quality of annual crops and other economic factors, tobacco prices in the past have been subject to fluctuation. Among the economic factors are federal government control of acreage and poundage in the flue-cured producing areas and poundage control in the burley areas. These controls together with support prices have substantially affected the market prices of tobacco. The approximate average auction prices per pound for flue-cured tobacco were $1.794 in 1995 and $1.837 in 1996 and for burley tobacco were $1.854 in 1995 and $1.920 in 1996. The prices paid by Lorillard have generally been consistent with this trend. Lorillard believes that its current leaf inventories are adequately balanced for its present production requirements. Because the process of aging tobacco normally requires approximately two years, Lorillard at all times has on hand large quantities of leaf tobacco. See Note 1 of the Notes to Consolidated Financial Statements, included in Item 8, for inventory costing method.

  Prices: In March 1997 and April 1996 Lorillard increased the wholesale price of its king size and 100/120 millimeter cigarettes by $2.50 and $2.00 per thousand in the aggregate, respectively.

  Taxes: Federal excise taxes included in the price of cigarettes are $12.00 per thousand cigarettes. Excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. The state taxes generally range from 2.5 cents to 82.5 cents per package of twenty cigarettes.

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

  Lorillard leases a corporate office in Orangeburg, New York, an executive office in New York City and sales offices in major cities throughout the United States. In May 1997 Lorillard will relocate its New York executive office to a 130,000 square-foot, four-story office building in Greensboro, North Carolina. This move allows Lorillard to consolidate its operations in Greensboro, the site of its manufacturing facility.

  Competition: Substantially all of Lorillard's products are sold within the United States in highly competitive markets where its principal competitors are the four other major U.S. cigarette manufacturers (Philip Morris, R.J. Reynolds ("RJR"), Brown & Williamson and Liggett Group). According to the Maxwell Consumer Report, a quarterly statistical survey of the cigarette industry, in calendar year 1996 Lorillard ranked fourth in the industry with an 8.4% share of the market. Philip Morris and RJR accounted for approximately 47.8% and 24.6%, respectively, of the U.S. cigarette market, according to the Maxwell Consumer Report.

  The following table sets forth cigarette sales in the United States by the industry and by Lorillard, as reported in the Maxwell Consumer Report. This table indicates the relative position of Lorillard in the industry:

                                              Industry    Lorillard   Lorillard
            Calendar Year                       (000)       (000)    to Industry
--------------------------------------------------------------------------------

1996 .................................       483,300,000  40,400,000     8.4%
1995 .................................       481,100,000  38,580,000     8.0%
1994 .................................       489,600,000  36,610,000     7.5%

---------------
  The Bureau of Alcohol, Tobacco and Firearms reports Lorillard's share of total taxable factory removals of all cigarettes to be 7.9% and 7.5% for 1995 and 1994, respectively. Data for 1996 is not currently available.

  The Maxwell Consumer Report divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. According to the Maxwell Consumer Report the reduced price segment decreased in 1996 to approximately 28.5% from approximately 30.0% of the market in 1995. Virtually all of Lorillard's sales are in the premium price segment where Lorillard's share increased from 10.9% in 1995 to 11.0% in 1996, according to the Maxwell Consumer Report.

                        LOEWS HOTELS HOLDING CORPORATION

  The subsidiaries of Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary of the Company, presently operate the following 14 hotels. Loews Hotels accounted for .98%, 1.17% and 1.61% of the Company's consolidated total revenue for the years ended December 31, 1996, 1995 and 1994, respectively.

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

  A Loews Hotels subsidiary is presently constructing an 800 room convention center hotel in Miami Beach, Florida. The hotel is being constructed on land leased from the Miami Beach Redevelopment Agency under a 100 year ground lease. The hotel is expected to open in late 1998. In addition, a Loews Hotels subsidiary has entered into an agreement to develop hotels at Universal City Florida, an 840 acre world class entertainment resort, as part of a joint venture with Universal, Inc. and the Rank Organisation, owners of the resort.

  The hotels which are operated by Loews Hotels contain shops, a variety of restaurants and lounges, and some contain parking facilities, swimming pools, tennis courts and access to golf courses.

  The hotels owned by Loews Hotels are subject to mortgage indebtedness aggregating approximately $42.2 million at December 31, 1996 with interest rates ranging from 9% to 11%, and maturing between 1998 and 1999. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $7.3 million for the year ended December 31, 1996.

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

                         DIAMOND OFFSHORE DRILLING, INC.

  Diamond Offshore Drilling Inc. ("Diamond Offshore"), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used primarily in drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore operates 46 offshore rigs. On December 31, 1996, Diamond Offshore exited the land drilling business with the sale of its land rigs and associated equipment for approximately $26 million. Diamond Offshore accounted for 3.17%, 1.82% and 2.25% of the Company's consolidated total revenue for the years ended December 31, 1996, 1995 and 1994, respectively.

  On April 29, 1996 Diamond Offshore acquired Arethusa (Off-Shore) Limited ("Arethusa"). Holders of Arethusa stock received 17.9 million shares of common stock issued by Diamond Offshore based on a ratio of .88 shares for each share of Arethusa common stock. The Company recognized a gain of approximately $186.6 million and its interest in Diamond Offshore declined to approximately 51%. Arethusa owned and/or operated a fleet of thirteen mobile offshore drilling rigs and provided drilling services worldwide to international and government-controlled oil and gas companies. The fleet consisted of eight semisubmersible rigs and five jackup rigs.

  Drilling Units and Equipment: Diamond Offshore currently owns and operates 46 mobile offshore drilling rigs (30 semisubmersible rigs, 15 jackup rigs and one drillship) and related equipment. Offshore rigs are mobile units that can be relocated via either self propulsion or by the use of tugs enabling them to be repositioned based on market demand.

  Semisubmersible rigs are supported by large pontoons and are partially submerged during drilling for greater stability. They are generally designed for deep water depths of up to 5,000 feet. Diamond Offshore owns and operates three fourth-generation semisubmersible rigs. These rigs are equipped with advanced drilling equipment, are capable of operations in deep water or harsh environments, and command high premiums from operators. Diamond Offshore's 30 semisubmersible rigs are currently located as follows: 16 in the Gulf of Mexico, four in the North Sea, four in Brazil and the remaining rigs are located in various foreign markets.

  Jackup rigs stand on the ocean floor with their drilling platforms "jacked up" on support legs above the water. They are used extensively for drilling in water depths from 20 feet to 350 feet. Twelve of Diamond Offshore's jackup rigs are cantilevered rigs capable of over platform development drilling and workover as well as exploratory drilling. Of Diamond Offshore's 15 jackup rigs, 12 are currently located in the Gulf of Mexico.

  Diamond Offshore's drillship is self-propelled and designed to drill in deep water. Shaped like a conventional vessel, it is the most mobile of the major rig types. Diamond Offshore's drillship is currently being upgraded to operate in the deep water market of the Gulf of Mexico and is scheduled to be completed in mid-1997.

  Drilling Contracts and Rig Utilization: Contracts for Diamond Offshore's drilling rigs are offered worldwide for either a fixed term, which may range from a few months to several years, or on a well-to-well basis. In general, Diamond Offshore seeks to have a reasonable balance of single well, well-to-well and term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market. Although most of Diamond Offshore's semisubmersible rigs are committed on a term basis, its jackup rigs are primarily committed for short-term single well or well-to-well arrangements.

  The deep water and harsh environment markets for semisubmersible rigs have experienced improved demand and higher dayrates during the past two years, due in part to the increasing impact of technological advances that have broadened opportunities for offshore exploration and development. Both the Gulf of Mexico and the North Sea semisubmersible markets experienced increased utilization and significantly higher dayrates since 1995. All of Diamond Offshore's markets experienced increased utilization and higher dayrates in 1996, and customers increasingly are seeking to contract rigs for a fixed term (as opposed to contracts for the drilling of a single well or a group of wells). Diamond Offshore's semisubmersible rigs marketed and available for contract are essentially working at full utilization and, of its 30 semisubmersibles, 25 have term commitments with renewal opportunities staggered through 2001.

  The market for jackup rigs in the Gulf of Mexico, which weakened during 1994, began to stabilize during 1995 and strengthened significantly in 1996. Diamond Offshore's marketed jackup rigs in the Gulf of Mexico are currently experiencing full utilization, although contracts generally remain on a short-term or well-to-well basis, which is typical for the prevailing market conditions. Diamond Offshore cannot predict whether and, if so, to what extent these recently improved conditions will continue.

  Competition: The contract drilling industry is highly competitive. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. However, due to the recent escalation of drilling activity, rig availability has, in some cases, also become a consideration. Diamond Offshore believes that competition for drilling contracts will continue to be intense for the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. In addition, there are inactive non-marketed rigs or rigs being operated in non-drilling activities that could be reactivated to meet an increase in demand for drilling rigs in any given market. Such movements or reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of Diamond Offshore's rigs.

  Operating Risks and Regulation: Diamond Offshore's operations are subject to hazards inherent in the drilling of oil and gas wells such as blowouts, reservoir damage, loss of production, loss of well control, cratering or fires, the occurrence of which could result in the suspension of drilling operations, injury to or death of rig and other personnel and damage to or destruction of Diamond Offshore's, its customer's or a third party's property or equipment. Damage to the environment could also result from Diamond Offshore's operations, particularly through oil spillage or uncontrolled fires. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Diamond Offshore has insurance coverage and contractual indemnification for certain risks, but there can be no assurance that such coverage or indemnification will adequately cover Diamond Offshore's loss or liability in many circumstances, or that Diamond Offshore will continue to carry such insurance or receive such indemnification. Except with respect to certain semisubmersible rigs, Diamond Offshore does not maintain business interruption insurance and may elect to discontinue existing coverage at any time.

  Diamond Offshore's operations are subject to numerous federal, state and local environmental laws and regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. For example, Diamond Offshore may be liable for damages and costs incurred in connection with oil spills for which it is held responsible. Laws and regulations protecting the environment have become increasingly stringent in recent years and may in certain circumstances impose "strict liability" rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Such laws and regulations may expose Diamond Offshore to liability for the conduct of or conditions caused by others, or for acts of Diamond Offshore that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on Diamond Offshore.

  Properties: Diamond Offshore owns an eight-story office building located in Houston, Texas containing approximately 182,000 net rentable square feet, which is used for its corporate headquarters. A portion of the building is currently occupied by other tenants under leases which expire through 2005. Diamond Offshore also owns an 18,000 square foot building and 20 acres of land in New Iberia, Louisiana for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland for its North Sea operations. In addition, Diamond Offshore leases additional office, warehouse and storage facilities and lots in Louisiana, Scotland, Australia, Brazil and various other foreign locations to support its offshore drilling operations.

                               BULOVA CORPORATION

  Bulova Corporation ("Bulova") is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. Bulova accounted for .59%,
 .59% and 1.12% of the Company's consolidated total revenue for the years ended December 31, 1996, 1995 and 1994, respectively.

  Bulova's principal watch brands are Bulova, Caravelle, Accutron and Sportstime. Clocks are principally sold under the Bulova brand name. All watches and clocks are purchased from foreign suppliers. Bulova's principal markets are the United States and Canada. In most other areas of the world Bulova has appointed licensees who market watches under Bulova's trademarks in return for a royalty. The business is seasonal, with the greatest sales coming in the third and fourth quarters in expectation of the holiday selling season. The business is intensely competitive. The principal methods of competition are price, styling, product availability, aftersale service, warranty and product performance.

  Properties: Bulova owns an 80,000 square foot plant in Woodside, New York which is used for its principal executive and sales office, watch distribution, service and warehouse purposes, and leases a 71,000 square foot plant in Maspeth, New York for clock service and warehouse purposes and a 25,000 square foot plant in Toronto, Canada for watch and clock sales and service.

                                 OTHER INTERESTS

  A subsidiary of the Company owns a 49% common stock interest in a joint venture which is engaged in the business of owning and operating six large crude oil tankers that are used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

                               EMPLOYEE RELATIONS

  The Company, inclusive of its operating subsidiaries as described below, employed approximately 35,300 persons at December 31, 1996 and considers its employee relations to be satisfactory.

  Lorillard employed approximately 3,600 persons at December 31, 1996. Approximately 1,400 of these employees are represented by labor unions under separate contracts with many local unions expiring at varying times and severally renegotiated and renewed.

  Lorillard has collective bargaining agreements covering hourly rated production and service employees at various Lorillard plants with the Tobacco Workers International Union, the International Brotherhood of Firemen and Oilers, and the International Association of Machinists. Lorillard has experienced satisfactory labor relations and provides a retirement plan, a deferred profit sharing plan, and other benefits for its hourly paid employees who are represented by the foregoing unions. In addition, Lorillard provides to its salaried employees a retirement plan, group life, disability and health insurance program and a savings plan.

  Loews Hotels employed approximately 2,800 persons at December 31, 1996, approximately 1,800 of whom are union members covered under collective bargaining agreements. Loews Hotels has experienced satisfactory labor relations and provides comprehensive benefit plans for its hourly paid employees.

  The Company maintains a retirement plan, group life, disability and health insurance program and a savings plan for salaried employees. Loews Hotels salaried employees also participate in these benefit plans.

  CNA and its subsidiaries employ approximately 24,300 full-time equivalent persons and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes. CNA and its subsidiaries have comprehensive benefit plans for substantially all of their employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs.

  Diamond Offshore employed approximately 3,770 persons at December 31, 1996, approximately 160 of whom are union members. Diamond Offshore has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees.

  Bulova and its subsidiaries employ approximately 440 persons, approximately 135 of whom are union members. Bulova and its subsidiaries have experienced satisfactory labor relations. Bulova has comprehensive benefit plans for substantially all employees.

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

  2. Lorillard is involved in various lawsuits involving tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information regarding such lawsuits is incorporated by reference to Note 19 of the Notes to Consolidated Financial Statements included in Item 8. Additional information regarding legal proceedings involving Lorillard is contained in the section entitled Lorillard, Inc., in Item 1, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        First
                                                                        Became
      Name                    Position and Offices Held       Age       Officer
--------------------------------------------------------------------------------
Gary W. Garson ..........   Vice President and                 50         1988
                             Assistant Secretary
Barry Hirsch ............   Senior Vice President and          63         1971
                             Secretary
Herbert C. Hofmann ......   Senior Vice President              54         1979
Peter W. Keegan .........   Senior Vice President and          52         1997
                             Chief Financial Officer
John J. Kenny ...........   Treasurer                          59         1991
Guy A. Kwan .............   Controller                         54         1987
John G. Malino ..........   Vice President-Real Estate         57         1985
Alan Momeyer ............   Vice President-Human Resources     49         1996
Stuart B. Opotowsky .....   Vice President-Tax                 62         1987
Richard E. Piluso .......   Vice President-Internal Audit      58         1990
Andrew H. Tisch .........   Chairman of the Management         47         1985
                             Committee
James S. Tisch ..........   President and Chief Operating      44         1981
                             Officer
Jonathan M. Tisch .......   Vice President                     43         1987
Laurence A. Tisch .......   Co-Chairman of the Board and       74         1959
                             Co-Chief Executive Officer
Preston R. Tisch ........   Co-Chairman of the Board and       70         1960
                             Co-Chief Executive Officer

  Laurence A. Tisch and Preston R. Tisch are brothers. Andrew H. Tisch and James
S. Tisch are sons of Laurence A. Tisch and Jonathan M. Tisch is a son of Preston
R. Tisch. None of the other officers or directors of Registrant is related to any other.

  All executive officers of Registrant, except Peter W. Keegan, have been engaged actively and continuously in the business of Registrant for more than the past five years. Peter W. Keegan was Senior Vice President of Finance at CBS Inc. prior to joining Loews Corporation.

  Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

Price Range of Common Stock

  Loews Corporation's common stock is listed on the New York Stock Exchange. The following table sets forth the reported consolidated tape high and low sales prices in each calendar quarter of 1996 and 1995:

                                      1996                         1995
                              --------------------------------------------------
                               High           Low           High           Low
--------------------------------------------------------------------------------
First Quarter ............    $88.25        $74.25         $49.88        $43.31
Second Quarter ...........     83.50         72.50          61.00         49.38
Third Quarter ............     83.88         73.63          73.50         57.88
Fourth Quarter ...........     95.88         77.13          79.88         69.56

Dividend Information

  The Company has paid quarterly cash dividends on its common stock in each year since 1967. Regular dividends of $.25 per share of common stock outstanding were paid in each calendar quarter of 1996 and in the fourth quarter 1995. In each of the first three quarters of 1995 the Company paid dividends of $.12 1/2 per share.

Approximate Number of Equity Security Holders

  The Company has approximately 3,500 holders of record of Common Stock.

Item 6. Selected Financial Data.


Year Ended December 31                 1996         1995         1994         1993          1992
-------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)

Results of Operations:
  Revenues ..................     $20,442.4    $18,677.4    $13,515.2    $13,686.8     $13,691.5
  Income (loss) before
   cumulative effect of
   accounting changes .......       1,383.9      1,765.7        267.8        594.1         (22.1)
  Per share .................         11.91        14.98         2.22         4.63          (.17)
  Net income ................       1,383.9      1,765.7        267.8        594.1         122.6
  Per share .................         11.91        14.98         2.22         4.63           .93

Financial Position:
  Total assets ..............      67,683.0     65,516.9     50,336.0     45,849.8      43,555.5
  Long-term debt ............       4,370.7      4,248.2      2,144.4      2,195.7       1,759.6
  Shareholders' equity ......       8,731.2      8,238.7      5,405.3      6,127.2       5,527.0
  Cash dividends per share ..          1.00          .63          .50          .50           .50
  Book value per share ......         75.92        69.92        45.84        49.79         42.45
  Shares of common stock
   outstanding ..............         115.0        117.8        117.9        123.0         130.2

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

As previously reported, on May 10, 1995, CNA consummated the acquisition of all the outstanding shares of The Continental Corporation ("CIC") for approximately $1,100.0 million, or $20 per CIC share. As a result of the acquisition, CNA is the ninth largest U.S. insurance organization, the third largest U.S. property and casualty organization and the largest U.S. commercial lines insurance group, based on 1995 net written premiums.

CNA has financed the transaction (including the refinancing of $205.0 million of CIC debt) through a five-year $1,325.0 million revolving credit facility (the "Bank Facility"). The interest rate is based on the one, two, three or six month London Interbank Offered Rate ("LIBOR"), as elected, plus 16 basis points. Additionally, there is a facility fee of 9 basis points. The average interest rate was 5.7% and 6.1% at December 31, 1996 and 1995, respectively. Under the terms of the Bank Facility, CNA may prepay the debt without penalty, giving CNA flexibility to arrange longer-term financing on more favorable terms.

In 1995 CNA entered into five year interest rate swap agreements with several banks to offset the variable rate characteristics of the Bank Facility. These agreements effectively convert variable rate debt into fixed rate debt on notional amounts aggregating $1,200.0 million at December 31, 1995. In conjunction with the pay down of $250.0 million of the Bank Facility, CNA reduced its swaps for a similar notional amount. The weighted average fixed swap rate was 6.2% and 6.3% at December 31, 1996 and 1995, respectively. The effect of these interest rate swaps was to increase interest expense by $7.0 and $2.0 million for the years ended December 31, 1996 and 1995, respectively.

In 1995, to take advantage of favorable interest rate spreads, CNA established a commercial paper program, borrowing from investors to reduce a like amount of the Bank Facility. This borrowing totaled $675.0 and $500.0 million with an average interest rate of 5.7% and 6.1% at December 31, 1996 and 1995, respectively. The commercial paper borrowings are classified as long-term debt, as the Bank Facility supports the program (at an undrawn cost of 9 basis points).

The weighted average interest rate (interest and facility fees) on the Bank Facility, commercial paper and the effect of the interest rate swaps, was 6.3% and 6.5% at December 31, 1996 and 1995, respectively.

On November 15, 1996, CNA issued $250.0 million principal amount of 6 3/4% Senior notes due November 15, 2006. The net proceeds were used to pay down a portion of the Bank Facility. As a result, the borrowing capacity under the Bank Facility was reduced by $250.0 million to $1,075.0 million. As of December 31, 1996, the outstanding loans under the Bank Facility were $400.0 million. There was no unused borrowing capacity under the Bank Facility after the effects of the commercial paper program.

The table below reflects ratings issued by A.M. Best, Standard and Poor's, Moody's and Duff & Phelps, for CNA's Continental Casualty Company ("CCC") Intercompany Pool, Continental Insurance Company ("CIC") Intercompany Pool and Continental Assurance Company ("CAC") Inter-company Pool. Also rated were the senior debt of both CNA and CIC, and CNA's preferred stock.

                                     Insurance Ratings             Debt and Stock Ratings
                                    -------------------   ---------------------------------------
                                    CNA             CIC                CNA                  CIC
                                    ------------    ---   -----------------------------   -------
                                                          Senior  Commercial  Preferred   Senior
                                    CCC      CAC           Debt     Paper       Stock      Debt
-------------------------------------------------------------------------------------------------

                                      Financial Strength
                                     --------------------

A.M. Best                            A        A      A-       -        -          -         -
Moody's                              A1       A1*    A2       A3       P2         a3       Baa1

                                     Claims Paying Ability
                                     ---------------------

Standard & Poor's                    A+       AA     A-       A-       A2         A-       BBB-
Duff & Phelps                        AA-      AA     -        A-       -          A-        -

-------------------------------------------------------------------------------------------------
*Applies to Continental Assurance Company only.

CNA's property and casualty insurance subsidiaries' statutory surplus grew from $3,598.4 million in 1993 to $6,348.8 million in 1996. In 1994, surplus declined to $3,367.3 million, primarily attributable to realized investment losses. In 1995, surplus rose $2,328.6 million to $5,695.9 million due to the acquisition of CIC ($1,706.7 million) and improved net income. Dividends of $545.0, $325.0, and $175.0 million were paid to CNA by CCC in 1996, 1995 and 1994, respectively.

Statutory surplus of CNA's life insurance subsidiaries grew from $1,022.0 million at December 31, 1993 to 1,163.4 million at December 31, 1996.

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

For the year ended December 31, 1996, CNA's operating activities generated net cash flows of $620.2 million compared to $875.0 million in 1995 and $982.2 million in 1994. CNA believes that future liquidity needs will be met primarily from operations.

As a result of the settlement of the Fibreboard litigation, CNA anticipates that 1997 operating cash flows will be substantially lower, due to anticipated claim payments. The Fibreboard claim payments for 1997 will include approximately $500.0 million in payments made in late December 1996, which are reflected in the Consolidated Balance Sheet as accounts payable and accrued liabilities (see
Note 19 of the Notes to Consolidated Financial Statements).

Net cash flows are primarily invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold, and the tax attributes of the various types of marketable securities.

Cigarettes

Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard is a wholly owned subsidiary of the Company.

Funds from operations continue to exceed operating requirements. Lorillard generated net cash flow from operations of approximately $427.7 million for the year ended December 31, 1996, compared to $315.9 million for the prior year. No material capital expenditures are anticipated during 1997.

Virtually all of Lorillard's sales are in the full price brand category. With the industry-wide list price reduction of full price brands, effective August 9, 1993, the market share of discount brands has declined and Lorillard's product line has benefited in terms of unit sales. Discount brand sales have decreased from an average of 37% of industry sales during 1993 to an average of 28% during 1996. At December 31, 1996, they represented 27.4% of industry sales. In April 1996, Lorillard increased its wholesale prices by $2.00 per thousand cigarettes, or 3.6%.

Lawsuits are being filed with increasing frequency against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or exposure to tobacco smoke. In a number of these cases the Company is named as a defendant. Pending litigation includes conventional smoking and health cases, purported class actions, governmental entities/medicaid reimbursement actions, and filter cases, most of which claim very substantial damages. These actions are described in Note 19 of the Notes to Consolidated Financial Statements.

On August 28, 1996, the Food and Drug Administration ("FDA") published regulations (the "FDA Regulations") in final form severely restricting cigarette advertising and promotion and limiting the manner in which tobacco products can be sold. The FDA premised its regulations on the need to reduce smoking by underage youth and young adults. The FDA Regulations become effective in stages, as follows:

(i) Regulations regarding underage youth smoking, effective February 28, 1997. These regulations make unlawful the sale by retail merchants of cigarettes to anyone under age 18. These regulations also require retail merchants to request proof of age for any person under age 27 who attempts to purchase cigarettes.

(ii) Regulations regarding advertising and billboards, effective August 28, 1997. These regulations limit all cigarette advertising to a black and white, text only format in most publications and outdoor advertising such as billboards. The regulations also prohibit billboards advertising cigarettes within 1,000 feet of a school or playground, require that the established name for the product ("Cigarettes") and an intended use statement ("A Nicotine-Delivery Device For Persons 18 or Older") be included on all cigarette packaging and advertising, ban the use of cigarette brand names, logos and trademarks on premium items and prohibit the furnishing of any premium item in consideration for the purchase of cigarettes or the redemption of proofs-of-purchase coupons.

(iii) Regulations prohibiting the use of cigarette brand names to sponsor sporting and cultural events, effective August 28, 1998.

The FDA has announced that it will contract with states to jointly enforce the FDA Regulations. State regulations narrower in scope and not inconsistent with the FDA Regulations may be exempt from the pre-emptive effect of the federal rules and be enforced concurrently.

Lorillard and other cigarette manufacturers have filed a lawsuit in the United States District Court for the Middle District of North Carolina challenging the FDA's assertion of jurisdiction over cigarettes and seeking both preliminary and permanent injunctive relief (Liggett Group has agreed to withdraw from this lawsuit). The complaint in the case, Coyne Beahm, Inc., et al. v. United States Food & Drug Administration, et al., asserts that the FDA lacks authority to regulate cigarettes and that the proposed rules violate the Federal Food, Drug and Cosmetic Act, the Federal Cigarette Labeling and Advertising Act and the United States Constitution. Lawsuits challenging the FDA Regulations also have been filed in the same court by several smokeless tobacco manufacturers, several national advertising trade associations and the National Association of Convenience Stores.

The plaintiffs have moved for summary judgment on jurisdictional, statutory and First Amendment grounds. Oral argument on the motions was heard on February 10, 1997, and a decision is pending.

It is uncertain whether Congress will pass legislation that would moot the FDA Regulations and whether the manufacturers will succeed in securing judicial relief. Accordingly, any impact on Lorillard from the FDA Regulations cannot be predicted at this time.

Hotels

Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels is a wholly owned subsidiary of the Company.

Funds from operations continue to exceed operating requirements. Loews Hotels is constructing a new 800 room property in Miami Beach, Florida which is scheduled to open in late 1998. Initial funding for this project has been provided by Loews Hotels (under an arrangement with the Company) and the City of Miami Beach. The balance of the funds necessary for construction will be provided by a first mortgage. In addition, Loews Hotels has entered into an agreement with the owners of the Universal City Florida resort to develop hotels at the resort. Capital expenditures in relation to the Universal City Florida hotel project are expected to be funded by a combination of equity contributions by the development partners and mortgages. Loews Hotels expects to obtain its share of the equity contribution under arrangements with the Company. Funds for other capital expenditures and working capital requirements are expected to be provided from operations. Funds for any hotel acquisitions would be expected to be provided through the Company.

Drilling

Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore is a 51% owned subsidiary of the Company.

On April 29, 1996 Diamond Offshore acquired Arethusa (Off-Shore) Limited ("Arethusa"). Holders of Arethusa stock received 17.9 million shares of common stock issued by Diamond Offshore based on a ratio of .88 shares for each share of Arethusa common stock. The Company recognized a gain of approximately $186.6 million and its interest in Diamond Offshore declined to approximately 51%.

The markets for semisubmersible rigs which operate in deep water or harsh environments have experienced improved demand and higher dayrates during the past two years, due in part to the increasing impact of technological advances, including 3-D seismic, horizontal drilling, and subsea completion procedures. Both the Gulf of Mexico and the North Sea semisubmersible markets experienced increased utilization and significantly higher dayrates since 1995. All of Diamond Offshore's markets have experienced increased utilization and significantly higher dayrates in 1996, and customers increasingly are seeking to contract rigs for a fixed term (as opposed to contracts for the drilling of a single well or a group of wells). In 1996, average operating dayrates earned by Diamond Offshore's "fourth-generation" and other semisubmersible rigs increased 39% and 43%, respectively, from those earned during 1995. Fourth-generation semisubmersible rigs are larger than other semisubmersibles, are capable of working in deep water or harsh environments and have other advanced features. In addition, Diamond Offshore's semisubmersible rigs marketed and available for contract are essentially working at full utilization and, of its 30 semisubmersibles, 25 have term commitments with renewal opportunities staggered through 2001.

In order to effectively compete in this market, Diamond Offshore is required to incur significant capital expenditures to meet customer requirements as well as fund its own rig enhancement program. Diamond Offshore expects to spend approximately $162.5 million during 1997 for rig upgrades in connection with contract requirements. In addition, it has budgeted $70.7 million for 1997 capital expenditures associated with its continuing rig enhancement program, spare equipment and other corporate requirements.

Diamond Offshore generated net cash flow from operations of approximately $207.8 million for the year ended December 31, 1996, compared to $52.8 million for the prior year. It is anticipated that funds for capital expenditures and working capital requirements will be provided by cash flow from operations as well as from debt financings. Diamond Offshore has a $200.0 million revolving line of credit which expires in 2001. The unused credit available at December 31, 1996 was $137.0 million. In February 1997, Diamond Offshore sold $400.0 million principal amount of 3 3/4% convertible subordinated notes due February 15, 2007. A portion of the proceeds was used to repay the outstanding balance on its credit line.

Historically, the offshore contract drilling market has been highly competitive and cyclical, and Diamond Offshore cannot predict the extent to which current conditions will continue.

Watches and Clocks

Bulova Corporation and subsidiaries ("Bulova"). Bulova is a 97% owned subsidiary of the Company.

In 1995 and 1996, Bulova generated sufficient cash flow to fund its operations and expects to do so as well in 1997. Prior to 1995, Bulova had required working capital advances from the Company. While the Company has no obligation to provide working capital advances, it is anticipated that should Bulova require working capital advances, they would be provided through arrangements with the Company.

Parent Company

During 1996 the Company purchased 2,832,800 shares of its outstanding Common Stock at an aggregate cost of approximately $215.7 million. Depending on market conditions, the Company from time to time may purchase additional shares in the open market or otherwise. In addition, during the year the Company purchased 74,200 shares of CNA's outstanding common stock at an aggregate cost of approximately $7.2 million.

In December 1996, the Company sold $300.0 million principal amount of 6 3/4% senior notes due December 15, 2006. In addition, on January 15, 1997, the Company redeemed its $200.0 million principal amount of 8 1/4% debentures due 2007 at a price of 103.6%.

The Company continues to seek expansion of existing businesses and significant acquisitions of new businesses.

INVESTMENTS

Insurance

CNA's general account investment portfolio is managed to maximize after tax investment return, while minimizing credit risks. Investments are concentrated in high quality securities to support its insurance underwriting operations.

CNA has the capacity to hold its fixed income portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, tax and credit considerations, or other similar factors. Accordingly, the fixed maturity securities are classified as available for sale.

The general account portfolio consists primarily of high quality (BBB or higher) marketable fixed maturities, 93% and 94% of which are rated as investment grade at December 31, 1996 and 1995, respectively.

The following table summarizes the ratings of CNA's general account fixed maturity debt portfolio:


December 31                                                           1996               1995
-------------------------------------------------------------------------------------------------
(Amounts in millions of dollars)

U.S. government and affiliated securities                     $ 11,626.0   42%   $ 18,905.0   62%
Other AAA rated                                                  9,184.0   33       4,625.0   15
AA and A rated                                                   3,657.0   13       3,511.0   12
BBB rated                                                        1,168.0    5       1,425.0    5
Below investment grade                                           2,020.0    7       1,862.0    6
-------------------------------------------------------------------------------------------------
Total                                                         $ 27,655.0  100%    $30,328.0  100%
=================================================================================================

The following table summarizes the ratings of CNA's guaranteed investment contract Separate Account fixed maturity debt portfolio:


December 31                                                           1996               1995
-------------------------------------------------------------------------------------------------
(Amounts in millions of dollars)

U.S. government and affiliated securities                     $    192.0     5%   $ 1,743.0   36%
Other AAA rated                                                  2,245.0    58        828.0   17
AA and A rated                                                     662.0    17        914.0   19
BBB rated                                                          292.0     8        361.0    8
Below investment grade                                             472.0    12        944.0   20
-------------------------------------------------------------------------------------------------
Total                                                         $  3,863.0   100%   $ 4,790.0  100%
=================================================================================================

The ratings in the two tables above are primarily from independent rating agencies (89% and 93% of the general account portfolio, and 85% and 95% of the guaranteed investment portfolio in 1996 and 1995, respectively, were rated by Standard and Poor's). In addition, CNA's investments in mortgage loans and real estate as a percentage of total assets are substantially below industry average.

High yield securities are bonds rated below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade (below BBB). High yield securities generally involve a greater degree of risk than investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. As of December 31, 1996, CNA's concentration in high yield bonds including Separate Accounts business was approximately 4.2% of its total assets, compared with 4.7% in 1995.

Included in CNA's fixed maturity securities at December 31, 1996 (general and guaranteed investment portfolios) are $8,642.3 million of asset-backed securities, consisting of approximately 47% in U.S. government agency issued pass-through certificates, 37% in collateralized mortgage obligations ("CMO's"), and 16% in corporate asset-backed obligations. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets and are priced by broker-dealers.

CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. CNA avoids investments in complex mortgage derivatives without readily ascertainable market prices. At December 31, 1996, the amortized cost of asset-backed securities was in excess of fair value by approximately $5.0 million, as compared to fair value in excess of amortized cost of approximately $200.0 million for the comparable period a year ago.

At December 31, 1996 and 1995, short-term investments primarily consisted of U.S. treasury bills and commercial paper.

CNA invests from time to time in certain derivative financial instruments to increase investment returns and to reduce the impact of changes in interest rates on certain corporate borrowings. CNA considers its derivative securities as held for trading purposes, except for interest rate swaps associated with corporate borrowings, and as such, are recorded at fair value at the reporting date with changes in market value reflected in income. The interest rate swaps on corporate borrowings are accounted for as an adjustment to interest expense.

As of December 31, 1996 CNA's general account investments in bonds and redeemable preferred stocks were carried at a fair value of $27,720.6 million, compared to $30,444.7 million at December 31, 1995. At December 31, 1996, net unrealized gains on fixed maturity securities amounted to approximately $181.0 million. This compares to $1,059.3 million of net unrealized gains at December 31, 1995. The gross unrealized gains and losses for the fixed maturity securities portfolio at December 31, 1996 were $443.8 and $262.8 million, respectively, compared to $1,136.4 and $77.1 million, respectively, at December 31, 1995.

Net unrealized gains on general account bonds at December 31, 1996 include net unrealized gains on high yield securities of $41.0 million, compared to $67.0 million at December 31, 1995. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade (below BBB). Carrying and fair values of high yield securities in the general account were $2,020.3 million at December 31, 1996, compared to $1,862.0 million at December 31, 1995.

At December 31, 1996, total Separate Account business cash and investments amounted to $5,697.6 million with taxable fixed maturities representing approximately 81% of the Separate Accounts portfolio. Approximately 82% of Separate Account investments are used to fund guaranteed investments for which Continental Assurance Company guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. At December 31, 1996, all fixed maturity securities in the guaranteed investment portfolio were carried at fair value and amounted to $3,866.7 million. At December 31, 1996, net unrealized losses on fixed maturity securities amounted to approximately $0.7 million. This compares to net unrealized gains of $62.6 million at December 31, 1995. The gross unrealized gains and losses for the fixed maturity securities portfolio at December 31, 1996 were $55.0 and $55.7 million, respectively, compared to $122.1 and $59.5 million, respectively, at December 31, 1995.

High yield securities in the guaranteed investment portfolio are carried at fair value and amounted to $472.0 and $944.0 million at December 31, 1996 and 1995, respectively. Net unrealized losses on high yield securities held in such Separate Accounts were $6.0 million at December 31, 1996, compared to $14.0 million at December 31, 1995.

Other

Investment activities of non-insurance companies include investments in fixed income securities, equity securities, derivative instruments and short-term investments. Equity securities which are considered part of the Company's trading portfolio, and derivative instruments are marked to market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value with a net unrealized loss of $22.4 million at December 31, 1996.

The Company invests in certain derivative instruments for income enhancement as part of its portfolio management strategy. These instruments include various swaps, forwards and futures contracts as well as both purchased and written options.

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

The Company does not believe that any of the derivative instruments utilized by it are unusually complex or volatile, nor do these instruments contain imbedded leverage features which would expose the Company to a higher degree of risk. See
Note 4 of the Notes to Consolidated Financial Statements for additional information with respect to derivative instruments, including recognized gains and losses on these instruments.

RESULTS OF OPERATIONS

Revenues increased by $1,765.0 and $6,927.2 million, or 9.5% and 51.3%, in each case as compared to 1995 and 1994, respectively. Net income declined by $381.8 million and increased by $1,116.1 million as compared to 1995 and 1994, respectively.

Insurance

Property and casualty operations continued to show improvement in 1996 and reflect both improved investment income and underwriting results.

Property and casualty revenues increased by $1,898.3 and $4,901.8 million, or 17.1% and 60.6%, as compared to 1995 and 1994, respectively.

Property and casualty premium revenues increased by $1,403.3 and $3,290.0 million, or 16.1% and 48.1%, as compared to 1995 and 1994, respectively. Property and casualty premiums include $2,727.4 and $1,746.8 million for 1996 and 1995, respectively, from the acquisition of CIC on May 10, 1995. Increased premium revenues reflect higher accident and health premiums due to increases in mass market premiums, higher group long-term disability premiums and increases in personal lines premium. The increase in personal lines premiums resulted from the cancellation of a quota share arrangement, under which CIC was ceding premium, and the inclusion of CIC's business for the full year of 1996. These increases were partially offset by lower involuntary risk premiums resulting from a greater willingness on the part of the voluntary market to write these types of risks, particularly workers' compensation and private passenger automotive coverage.

Property and casualty investment income increased by $181.5 and $640.9 million, or 10.7% and 51.7%, as compared to 1995 and 1994, respectively. Investment income increased primarily due to the inclusion of the CIC portfolio for the full year of 1996, partially offset by slightly lower yields on the bond segment of the investment portfolio as compared to 1995. The bond segment of the investment portfolio yielded 6.8% in 1996 compared with 6.9% in 1995.

Pre-tax investment gains (losses) amounted to $473.6, $320.6 and $(164.1) million for the years 1996, 1995 and 1994, respectively.

Net income excluding net investment gains (losses) of CNA's property and casualty insurance subsidiaries was $444.8 million for 1996, compared to $355.3 and $125.6 million in 1995 and 1994, respectively. Net investment gains for 1996 were $255.6 million, compared to $174.8 million in 1995 and net investment losses of $86.6 million for 1994.

Property and casualty underwriting losses were $1,143.2 million in 1996, compared to $1,121.5 and $1,201.2 million in 1995 and 1994, respectively. The combined ratio was 108.9 for 1996, compared with 110.3 and 115.0 for 1995 and 1994, respectively. Underwriting results generally reflect improved loss experience from workers' compensation business, partially offset by lower results from personal lines.

Catastrophe losses for 1996 on a pre-tax basis were approximately $315.0 million, compared with $149.0 million in 1995 and $283.0 million in 1994. CNA's 1996 catastrophe losses were primarily weather related losses including winter storms in the East and flooding in the West. CNA's 1995 catastrophe losses related primarily to tropical storms and hail storms in Texas. CNA's 1994 catastrophe losses related primarily to the Northridge earthquake near Los Angeles and severe winter storms in the Northeast.

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

The following adverse (favorable) reserve development reflects the effects of management's ongoing evaluation of reserve levels and is comprised of the following components:


                                                                      1996       1995       1994
-------------------------------------------------------------------------------------------------
(Amount in millions)

Environmental Pollution                                           $   64.7    $ 226.0    $ 180.6
Asbestos                                                              50.5      273.7       36.8
Other                                                               (206.2)    (377.7)    (288.4)
-------------------------------------------------------------------------------------------------
Total                                                             $  (91.0)   $ 122.0    $ (71.0)
=================================================================================================

Management believes its reserves for environmental pollution and asbestos claims are appropriately established based upon known facts and current case law. However, due to the inconsistencies of court coverage decisions, the number of waste sites subject to clean-up, the standards for clean-up and liability, and other factors, the ultimate exposure to CNA for these claims may vary materially from the amounts currently recorded, resulting in a potential increase in the claim reserves recorded. In addition issues related to, among other things, specific policy provisions, multiple insurers and allocation of liability among insurers, consequences of conduct of the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to adjustment based upon newly available data. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional reserves that may be required. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of environmental pollution and asbestos reserves.

Adverse 1996 environmental pollution and asbestos reserve development of $64.7 and $50.5 million, respectively, results from CNA's ongoing monitoring of current payment and settlement patterns, current pending cases and potential future claims. Other 1996 and 1995 reserve development, which aggregated $206.2 and $377.7 million, respectively, of favorable reserve development, is principally due to favorable claim frequency (rate of claim occurrence) and severity (average cost per claim) experience in the workers' compensation line of business. These trends reflect the positive effects of changes in workers' compensation laws, more moderate increases in medical costs, and a generally strong economy in which individuals return to the workplace more quickly.

Other favorable reserve development during 1994 aggregated $288.4 million which was principally attributable to positive severity experience in professional liability lines and improvement in voluntary and involuntary workers' compensation experience.

Life insurance revenues increased by $426.8 and $1,140.0 million, or 11.8% and 39.3%, as compared to 1995 and 1994, respectively. Life premium revenues increased by $340.6 and $730.6 million, or 11.3% and 27.9%, as compared to 1995 and 1994, respectively. Life insurance and annuity premiums for 1996 were up 11.3% and 26.0% from 1995 and 1994, respectively. Increases in CNA's life insurance premiums are primarily attributable to increases of approximately $230.0 million in the Federal Employees Health Benefits Program and an increase in other group medical business of approximately $75.0 million. These increases were partially offset by lower individual accident and health premiums which is attributed to CNA selling its individual disability income business in late 1995. Life investment income increased by approximately 8.3% due to a larger asset base generated from increased cash flows from premium growth. The bond segment of the life investment portfolio yielded 6.5% in 1996, compared to 7.0% in 1995.

CNA's life insurance subsidiaries' net income excluding net investment gains (losses) was $94.4 million for 1996, compared to $91.3 and $68.4 million for 1995 and 1994, respectively. Profits increased primarily due to increased investment income, continued favorable mortality experience and a change in interest rate spread assumptions on interest sensitive products. Net investment gains for 1996 were $80.5 million, compared to $71.9 million for 1995 and losses of $37.8 million for 1994.

Cigarettes

Revenues increased by $162.4 and $301.1 million, or 7.9% and 15.7%, as compared to 1995 and 1994, respectively. Net income increased by $61.7 and $77.4 million, or 16.8% and 22.0%, as compared to 1995 and 1994, respectively.

Revenues increased, as compared to 1995, by approximately $105.0 million, or 5.1%, due to an increase in unit sales volume and by approximately $55.5 million, or 2.7%, due to increased unit prices. Compared to 1994, revenues increased by approximately $211.2 million, or 11.0%, due to increased sales volume and by approximately $86.5 million, or 4.5%, due to higher unit prices.

Lorillard's unit sales volume increased by 5.1% and 11.0% as compared to 1995 and 1994, respectively. Newport, a full price brand which accounts for approximately 73% of Lorillard's unit sales, increased by 8.8% and 17.4% as compared to 1995 and 1994, respectively.

Net income improved due primarily to the increased revenues discussed above, partially offset by higher legal expenses and costs incurred for the relocation of Lorillard's corporate headquarters.

The increased legal expenses reflect the increasing number of cases seeking damages against Lorillard for cancer and other health effects claimed to have resulted from an individual's use of cigarettes or exposure to tobacco smoke. At December 31, 1996, Lorillard was named as a defendant in 143 lawsuits, compared to 78 lawsuits in the prior year. Lorillard continues to vigorously defend itself against these actions.

Hotels

Revenues decreased by $17.4 and $16.8 million, or 8.0% and 7.7%, as compared to 1995 and 1994, respectively. Net income decreased by $9.9 and $12.6 million, as compared to 1995 and 1994, respectively.

Revenues in 1995 included gains of $14.5 and $4.0 million ($9.4 and $2.6 million after taxes) related to the transfer of the Monte Carlo casino operations and the settlement of a management contract. Revenues in 1994 included a gain of $30.2 million ($15.4 million after taxes) from the disposition of two properties leased to others.

Exclusive of these transactions, revenues increased by $1.1 and $13.4 million, or 0.5% and 7.2%, respectively, and net income increased by $2.1 and $2.8 million, or 43.8% and 68.3%, respectively, as compared to 1995 and 1994. These increases are due primarily to higher average room rates and, as compared to 1994, higher occupancy rates, partially offset by increased sales promotion expenses.

Drilling

Revenues increased by $308.7 and $344.5 million, or 90.9% and 113.4%, as compared to 1995 and 1994, respectively. Net income increased by $60.8 and $87.8 million as compared to 1995 and 1994, respectively.

Revenues increased by $116.8 million due to the 11 rigs acquired in the acquisition of Arethusa in April 1996. In addition, revenues increased $123.6 and $127.6 million as a result of higher dayrates, and $30.5 and $60.3 million from increased utilization rates as compared to 1995 and 1994, respectively. The increased dayrates and utilization rates reflect the overall improvement in the offshore drilling market as previously discussed. In addition, during 1996 Diamond Offshore recognized gains totaling $34.8 million from the sale of all of its land drilling rigs and related equipment, and three offshore drilling rigs.

Net income increased as a result of the higher revenues discussed above and lower interest expense, partially offset by increased operating costs related to the drilling rigs acquired from Arethusa, and higher depreciation expense resulting from capital expenditures associated with drilling rig upgrades and modifications.

In October 1995 Diamond Offshore sold shares of its common stock through an initial public offering, the proceeds of which were used to retire intercompany debt. Accordingly, operating results in 1996 benefited from lower interest expense as compared to the prior years.

Watches and Clocks

Revenues increased by $11.3 million, or 10.3%, and decreased by $30.7 million, or 20.3%, as compared to 1995 and 1994, respectively. Net income increased by $4.0 and $5.7 million, as compared to 1995 and 1994, respectively.

In January 1995, Bulova sold its industrial and defense manufacturing business, Bulova Technologies, Inc. ("BTI"), and recognized a pre-tax and after tax gain of $0.6 and $0.4 million, respectively.

Exclusive of BTI, revenues increased $11.9 and $21.9 million, or 10.9% and 22.1%, and net income increased by $4.4 and $6.0 million, as compared to 1995 and 1994, respectively. Revenues and net income increased due primarily to higher watch unit sales volume of 18.9% and 13.3% as compared to 1995 and 1994, respectively, and an overall increase in watch unit prices. In addition, revenues and net income in 1995 include interest income of $4.2 million and a tax expense of $3.2 million resulting from a tax audit adjustment.

Other

Revenues decreased by $1,025.1 million and increased by $287.3 million, as compared to 1995 and 1994, respectively. Net income decreased by $680.4 million and increased by $152.1 million as compared to 1995 and 1994, respectively. Other operations consist primarily of investment income of non-insurance companies and, in 1995 and 1994, the Company's investment in CBS Inc.

The components of investment gains (losses) included in other operations are as follows:


Year Ended December 31                                             1996         1995        1994
-------------------------------------------------------------------------------------------------
(Amounts in millions)

Derivative instruments (1)                                     $ (153.8)    $  (40.1)    $ (17.6)
Short-term investments, primarily U.S. government securities       29.4         38.1      (159.9)
Diamond Offshore common stock (2)                                 186.6        192.9
Common stock of CBS Inc.                                                       579.2
Common stock of Champion International Corporation                 20.3        372.9
Other                                                             (41.8)       (22.8)      (24.4)
-------------------------------------------------------------------------------------------------
                                                                   40.7      1,120.2      (201.9)
Income tax (expense) benefit                                      (14.2)      (393.5)       70.6
Minority interest                                                   1.9          (.2)
-------------------------------------------------------------------------------------------------
Net income (loss)                                              $   28.4      $ 726.5    $ (131.3)
=================================================================================================

(1)  Includes losses on equity index futures and options aggregating $234.0. The Company continued to experience significant losses from its open contracts on these equity index positions in 1997.
(2)  See Note 15 of the Notes to Consolidated Financial Statements.

Exclusive of securities transactions, other revenues increased by $54.4 and $44.7 million, or 42.9% and 32.7%, as compared to 1995 and 1994, respectively. Revenues increased due primarily to higher investment income reflecting increased levels of invested assets, partially offset by lower earnings (accounted for under the equity method) of CBS Inc. Net loss decreased by $17.7 million and increased by $7.6 million, as compared to 1995 and 1994, respectively. Net loss declined, as compared to 1995, due primarily to the increased investment income, partially offset by higher corporate interest expense and the absence of equity income from CBS. Net loss increased, as compared to 1994, due primarily to the absence of equity income from CBS, partially offset by higher investment income.

ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Generally, this Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. This Statement will not have a significant impact on the Company.

In October 1996, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which, among other things, sets forth criteria for accrual of costs in relation to clean-up and remediation of environmental conditions. This Statement does not provide guidance on recognizing liabilities of insurance companies for unpaid claims, nor does it address asset impairment issues. It is effective for fiscal years beginning after December 15, 1996 and will not have a significant impact on the Company.

In January 1997, the Securities and Exchange Commission expanded existing disclosure requirements with respect to certain derivative instruments. The new rules require enhanced descriptions in the accounting policies footnote to the financial statements and also require qualitative and quantitative disclosure outside the financial statements regarding market risk related to the derivative instruments. The rules are effective for fiscal years ending after June 15, 1997 and will not have a significant impact on the Company.

FORWARD-LOOKING STATEMENTS

When included in this Report, the words "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in financial markets (credit, currency, commodities and stocks), changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings in smoking and health litigation, changes in foreign and domestic oil and gas exploration and production activity, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed financial information reflects the financial position, results of operations and cash flows of Loews Corporation with its investments in CNA and Diamond Offshore accounted for on an equity basis rather than as consolidated subsidiaries. It does not purport to present the financial position, results of operations and cash flows of the Company in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." Management believes, however, that this disaggregated financial data enhances an understanding of the consolidated financial statements by providing users with a format that management uses in assessing the Company.

Condensed Balance Sheet Information

Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the Equity Method)


December 31                                                                    1996         1995
-------------------------------------------------------------------------------------------------
(Amounts in millions)

Assets:

Current assets                                                            $   546.7    $   430.7
Investments in U.S. government securities and other                         4,486.3      3,726.5
-------------------------------------------------------------------------------------------------
Total current assets and investments in securities                          5,033.0      4,157.2
Investment in CNA                                                           5,802.3      5,519.4
Investment in Diamond Offshore                                                584.7        345.8
Other assets                                                                  640.5        615.5
-------------------------------------------------------------------------------------------------
Total assets                                                              $12,060.5    $10,637.9
=================================================================================================

Liabilities and Shareholders' Equity:

Current liabilities                                                       $ 1,204.0    $   872.0
Securities sold under agreements to repurchase                                447.8
Long-term debt, less current maturities and unamortized discount            1,315.4      1,225.5
Other liabilities                                                             362.1        301.7
-------------------------------------------------------------------------------------------------
Total liabilities                                                           3,329.3      2,399.2
Shareholders' equity                                                        8,731.2      8,238.7
-------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $12,060.5    $10,637.9
=================================================================================================

Condensed Statements of Income Information

Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the Equity Method)


Year Ended December 31                                                1996       1995       1994
-------------------------------------------------------------------------------------------------
(Amounts in millions)

Revenues:

Manufactured products and other                                   $2,552.6   $2,393.1   $2,314.1
Investment income including investment gains (losses)                260.1    1,251.3      (83.6)
-------------------------------------------------------------------------------------------------
Total                                                              2,812.7    3,644.4    2,230.5
-------------------------------------------------------------------------------------------------

Expenses:

Cost of manufactured products sold and other                       1,857.3    1,765.0    1,705.3
Interest                                                             115.6      100.5      105.5
Income taxes                                                         316.7      657.2      161.0
-------------------------------------------------------------------------------------------------
Total                                                              2,289.6    2,522.7    1,971.8
-------------------------------------------------------------------------------------------------
Income from operations                                               523.1    1,121.7      258.7
Equity in income (loss) of:
  CNA                                                                808.7      635.2       24.5
  Diamond Offshore                                                    52.1        8.8      (15.4)
-------------------------------------------------------------------------------------------------
Net income                                                        $1,383.9   $1,765.7   $  267.8
=================================================================================================

Condensed Statements of Cash Flow Information

Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the Equity Method)


Year Ended December 31                                                1996        1995      1994
-------------------------------------------------------------------------------------------------
(Amounts in millions)

Operating Activities:

Net income                                                        $1,383.9   $ 1,765.7  $  267.8
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Investment (gains) losses                                         (59.3)   (1,116.2)    201.3
   Other                                                            (755.7)     (495.3)    101.2
Changes in assets and liabilities-net                               (451.7)      223.0     (92.7)
-------------------------------------------------------------------------------------------------
Total                                                                117.2       377.2     477.6
=================================================================================================

Investing Activities:

Net (increase) decrease in short-term investments, primarily U.S.
 government securities                                              (447.1)       77.4  (2,475.8)
Securities sold under agreements to repurchase                       447.8    (2,092.9)  2,092.9
Net decrease in securities                                                       624.0      61.1
Proceeds from sale of CBS stock                                                  901.7
Investments in and advances to subsidiaries-net                                  331.2     (10.0)
Other                                                                (74.8)     (133.8)    184.0
-------------------------------------------------------------------------------------------------
Total                                                                (74.1)     (292.4)   (147.8)
-------------------------------------------------------------------------------------------------

Financing Activities:

Dividends paid to shareholders                                      (116.2)      (73.8)    (60.2)
Purchases of treasury shares                                        (215.7)       (6.0)   (225.1)
Increase (decrease) in long-term debt-net                            299.5        (5.5)    (51.6)
-------------------------------------------------------------------------------------------------
Total                                                                (32.4)      (85.3)   (336.9)
-------------------------------------------------------------------------------------------------

Net change in cash                                                    10.7         (.5)     (7.1)
Cash, beginning of year                                                9.7        10.2      17.3
-------------------------------------------------------------------------------------------------
Cash, end of year                                                $    20.4  $      9.7  $   10.2
=================================================================================================

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------
Assets:
-------------------------------------------------------------------------------------------------

December 31                                                                   1996          1995
-------------------------------------------------------------------------------------------------
(Amounts in millions of dollars)


Investments (Notes 1, 2, 3 and 4):

  Fixed maturities, amortized cost of $29,319.3 and $29,403.5            $29,478.3     $30,467.7

  Equity securities, cost of $981.8 and $990.9                             1,136.3       1,213.6

  Other investments                                                          997.9         812.6

  Short-term investments                                                   8,304.9       7,137.0
-------------------------------------------------------------------------------------------------

Total investments                                                         39,917.4      39,630.9

Cash                                                                         305.7         241.7

Receivables-net (Notes 1 and 7)                                           13,862.1      13,660.1

Property, plant and equipment-net (Notes 1 and 9)                          2,225.1       1,437.5

Deferred income taxes (Note 11)                                            1,138.0       1,205.2

Goodwill and other intangible assets-net (Note 1)                            562.4         481.8

Other assets (Notes 1, 8, 14 and 18)                                       1,697.2       1,498.3

Deferred policy acquisition costs of insurance subsidiaries (Note 1)       1,854.2       1,493.3

Separate Account business (Notes 1 and 3)                                  6,120.9       5,868.1
-------------------------------------------------------------------------------------------------

Total assets                                                             $67,683.0     $65,516.9
=================================================================================================

See Notes to Consolidated Financial Statements.

                                                                      CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------




-------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
-------------------------------------------------------------------------------------------------

December 31                                                                    1996         1995
-------------------------------------------------------------------------------------------------
(Amounts in millions of dollars)


Insurance reserves (Notes 1 and 10):
  Claim and claim expense                                                 $30,829.5    $32,032.4

  Future policy benefits                                                    4,181.3      3,515.9

  Unearned insurance premiums                                               4,658.7      4,549.5

  Policyholders' funds                                                        745.6        705.0
-------------------------------------------------------------------------------------------------
Total insurance reserves                                                   40,415.1     40,802.8

Accounts payable and accrued liabilities                                    3,110.9      2,217.8

Payable for securities purchased                                              966.4        435.3

Securities sold under agreements to repurchase (Notes 1 and 2)                548.3        774.1

Long-term debt, less unamortized discount (Notes 3 and 12)                  4,370.7      4,248.2

Deferred credits and other liabilities (Notes 1 and 14)                     1,538.6      1,592.6

Separate Account business (Notes 1 and 3)                                   6,120.9      5,868.1
-------------------------------------------------------------------------------------------------
Total liabilities                                                          57,070.9     55,938.9
-------------------------------------------------------------------------------------------------

Minority interest                                                           1,880.9      1,339.3
-------------------------------------------------------------------------------------------------

Commitments and contingent liabilities
  (Notes 1, 2, 4, 10, 11, 12, 13, 14, 18 and 19)

Shareholders' equity (Notes 1, 2, 12 and 16):
  Common stock, $1 par value:
   Authorized - 400,000,000 shares
   Issued and outstanding - 115,000,000 and 117,832,800 shares                115.0        117.8
  Additional paid-in capital                                                  165.8        170.0
  Earnings retained in the business                                         8,216.8      7,157.8
  Unrealized appreciation                                                     233.6        793.1
-------------------------------------------------------------------------------------------------
Total shareholders' equity                                                  8,731.2      8,238.7
-------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $67,683.0    $65,516.9
=================================================================================================

STATEMENTS OF CONSOLIDATED INCOME
-------------------------------------------------------------------------------------------------



Year Ended December 31                                     1996            1995             1994
-------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)

Revenues (Note 1):

Insurance premiums (Note 18):
  Property and casualty                               $10,127.1       $ 8,723.8       $  6,837.1
  Life                                                  3,347.1         3,006.5          2,616.5
Investment income, net of expenses (Note 2)             2,476.3         2,211.5          1,671.3
Investment gains (losses) (Notes 2 and 5)                 491.3         1,387.1           (447.0)
Manufactured products (including excise taxes of
 $477.6, $455.0 and $431.7)                             2,327.5         2,152.2          2,061.4
Gain on issuance of subsidiary's stock (Note 15)          186.6           192.9
Other                                                   1,486.5         1,003.4            775.9
-------------------------------------------------------------------------------------------------
Total                                                  20,442.4        18,677.4         13,515.2
-------------------------------------------------------------------------------------------------

Expenses (Note 1):

Insurance claims and policyholders' benefits
 (Notes 10 and 18)                                     11,370.5         9,951.7          8,448.7
Amortization of deferred policy acquisition costs       2,192.1         1,843.5          1,373.1
Cost of manufactured products sold                        992.1           964.1            929.4
Selling, operating, advertising and administrative
 expenses                                               3,161.9         2,796.3          2,323.3
Interest                                                  318.0           282.5            174.6
-------------------------------------------------------------------------------------------------
Total                                                  18,034.6        15,838.1         13,249.1
-------------------------------------------------------------------------------------------------
                                                        2,407.8         2,839.3            266.1
-------------------------------------------------------------------------------------------------

Income taxes (benefits) (Note 11)                         791.4           945.3             (9.0)
Minority interest                                         232.5           128.3              7.3
-------------------------------------------------------------------------------------------------
Total                                                   1,023.9         1,073.6             (1.7)
-------------------------------------------------------------------------------------------------
Net income                                           $  1,383.9       $ 1,765.7       $    267.8
=================================================================================================
Net income per share (Note 16)                       $    11.91       $   14.98       $     2.22
=================================================================================================

See Notes to Consolidated Financial Statements.

                                                  STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------


                                                     Earnings                           Common
                                          Additional Retained                 Pension    Stock
                                  Common   Paid-in    in the    Unrealized   Liability  Held in
                                  Stock    Capital   Business  Appreciation  Adjustment Treasury
-------------------------------------------------------------------------------------------------
(Amounts in millions)

Balance, December 31, 1993         $ 61.5    $210.3   $5,476.7   $  406.7     $(28.0)
  Net income                                             267.8
  Dividends paid, $.50 per share                         (60.2)
  Purchases of common stock                                                              $ 226.8
  Retirement of treasury stock       (2.5)     (9.9)    (214.4)                           (226.8)
  Net unrealized depreciation                                      (729.4)
  Pension liability adjustment
   (Note 14)                                                                     8.0
  Equity in certain transactions
   of subsidiary companies                     18.7
-------------------------------------------------------------------------------------------------
Balance, December 31, 1994           59.0     219.1    5,469.9     (322.7)     (20.0)
  Net income                                           1,765.7
  Two-for-one stock split            59.0     (59.0)
  Dividends paid, $.63 per share                         (73.8)
  Purchases of common stock                                                                  4.3
  Retirement of treasury stock        (.2)      (.1)      (4.0)                             (4.3)
  Net unrealized appreciation                                     1,115.8
  Pension liability adjustment
   (Note 14)                                                                    20.0
  Equity in certain transactions of
   subsidiary companies                        10.0
-------------------------------------------------------------------------------------------------
Balance, December 31, 1995          117.8     170.0    7,157.8      793.1
  Net income                                           1,383.9
  Dividends paid, $1.00 per share                       (116.2)
  Purchases of common stock                                                                215.7
  Retirement of treasury stock       (2.8)     (4.2)    (208.7)                           (215.7)
  Net unrealized depreciation                                      (559.5)
-------------------------------------------------------------------------------------------------
Balance, December 31, 1996         $115.0    $165.8   $8,216.8   $  233.6
=================================================================================================

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
-------------------------------------------------------------------------------------------------



Year Ended December 31                                    1996            1995              1994
-------------------------------------------------------------------------------------------------
(Amounts in millions)

Operating Activities:

Net income                                          $  1,383.9      $  1,765.7       $     267.8
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Investment (gains) losses                             (677.9)       (1,580.0)            447.0
  Provision for minority interest                        232.5           128.3               7.3
  Amortization of investments                           (177.6)         (141.4)           (120.0)
  Depreciation and amortization                          285.0           225.8             160.7
  Provision for deferred income taxes                    474.9           302.3            (112.1)
  Undistributed earnings from unconsolidated
   companies                                                             (14.4)            (30.1)
  Distribution of CBS equity earnings                                      4.4              91.6
Changes in assets and liabilities-net:
  Reinsurance receivables                                204.1           (41.4)           (236.0)
  Other receivables                                     (334.6)         (164.5)           (369.6)
  Deferred policy acquisition costs                     (360.9)         (162.6)            (45.4)
  Insurance reserves and claims                         (358.0)          431.0           1,484.4
  Accounts payable and accrued liabilities             1,012.3           290.3              78.8
  Investments classified as trading securities          (247.2)
  Other-net                                             (492.8)          252.4            (125.1)
-------------------------------------------------------------------------------------------------
                                                         943.7         1,295.9           1,499.3
-------------------------------------------------------------------------------------------------

Investing Activities:

Purchases of fixed maturities                        (41,004.7)      (29,275.3)        (34,282.1)
Proceeds from sales of fixed maturities               41,895.6        24,093.6          25,398.7
Proceeds from maturities of fixed maturities           1,796.3         2,855.2           4,506.3
Purchases of equity securities                          (971.6)       (1,479.3)         (1,195.1)
Proceeds from sales of equity securities               1,077.4         2,317.9           1,034.1
Purchase of The Continental Corporation-net of
 cash acquired                                                          (960.4)
Proceeds from sale of CBS stock                                          901.7
Proceeds from Diamond Offshore initial public
 offering                                                                338.4
Return of investment from CBS tender offer                                                 184.0
Purchases of property and equipment                     (545.5)         (257.9)           (209.1)
Proceeds from sales of property and equipment             54.4            16.5              97.7
Securities sold under agreements to repurchase          (225.8)       (3,797.4)          3,958.3
Change in short-term investments                      (2,809.6)        2,998.8            (594.9)
Change in other investments                              171.3            (1.5)            (63.4)
-------------------------------------------------------------------------------------------------
                                                        (562.2)       (2,249.7)         (1,165.5)
-------------------------------------------------------------------------------------------------

                                                            STATEMENTS OF CONSOLIDATED CASH FLOWS
-------------------------------------------------------------------------------------------------



Year Ended December 31                                    1996            1995              1994
-------------------------------------------------------------------------------------------------
(Amounts in millions)

Financing Activities:

Dividends paid to shareholders                          (116.2)          (73.8)            (60.2)
Purchases of treasury shares                            (215.7)           (6.0)           (225.1)
Principal payments on long-term debt                    (574.2)           (8.8)            (54.5)
Issuance of long-term debt                               615.9         1,337.0                .5
Change in short-term debt                                  2.3          (201.9)
Receipts credited to policyholders                        11.0            22.6              32.8
Withdrawals of policyholder account balances             (40.6)          (34.2)            (22.4)
-------------------------------------------------------------------------------------------------
                                                        (317.5)        1,034.9            (328.9)
-------------------------------------------------------------------------------------------------

Net change in cash                                        64.0            81.1               4.9
Cash, beginning of year                                  241.7           160.6             155.7
-------------------------------------------------------------------------------------------------
Cash, end of year                                   $    305.7      $    241.7       $     160.6
=================================================================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Dollars in millions, except per share data)

Note 1. Summary of Significant Accounting Policies-

Principles of consolidation - The consolidated financial statements include all significant subsidiaries and all material intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in associated companies in which the Company generally has an interest of 20% to 50%.

Accounting estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

Investments - Investments in securities, which are held principally by insurance subsidiaries of CNA Financial Corporation ("CNA"), an 84% owned subsidiary, are carried as follows:

The Company classifies fixed maturity securities (bonds and redeemable preferred stocks) and equity securities held by insurance subsidiaries as available for sale and they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Effective January 1, 1996, equity securities added to the parent company's investment portfolio are classified as trading securities in order to reflect the Company's investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the income statement.

Derivative instruments are generally held for trading purposes and, as such, are marked to market. Gains or losses are included in investment gains or losses. Interest rate swaps which are used to manage the Company's exposure to variable rate long-term debt are not considered held for trading purposes. Such swaps are accounted for as an adjustment to interest expense.

Mortgage loans are carried at unpaid principal balances, including unamortized premium or discount. Real estate is carried at depreciated cost. Policy loans are carried at unpaid balances. Short-term investments include U.S. government securities, commercial paper and time deposits and are carried at fair value, which approximates amortized cost.

All securities transactions are recorded on the trade date. The cost of securities sold is determined by the identified certificate method. Unrealized appreciation in shareholders' equity reflects the unrealized gain or loss on investments which are available for sale and carried at fair value, net of applicable deferred income taxes and participating policyholders' and minority interests. Investments are written down to estimated fair values and losses are charged to income when a decline in value is considered to be other than temporary.

Securities sold under agreements to repurchase - The Company has a securities lending program where securities are loaned to third parties, primarily major brokerage firms. Borrowers of these securities must deposit 100% of the market value of these securities if the collateral is cash, or 102% if the collateral is securities. Cash deposits from these transactions are invested in short-term investments (primarily U.S. government securities and commercial paper). Securities sold under repurchase agreements are recorded at their contracted repurchase amounts. The Company continues to receive the interest on loaned debt securities, as beneficial owner, and accordingly, loaned debt securities are included within fixed maturity securities.

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

Structured settlements have been negotiated for claims on certain property and casualty insurance policies. Structured settlements are agreements to provide periodic payments to claimants, which are fixed and determinable as to the amount and time of payment. Certain structured settlements are funded by annuities purchased from CNA's life insurance subsidiary. Related annuity obligations are carried in future policy benefits reserves. Obligations for structured settlements not funded by annuities are carried at the present value of future benefits. At December 31, 1996 and 1995, such reserves, discounted at interest rates ranging from 6.3% to 7.5%, totaled $924.0 and $897.0, respectively (reflecting a discount of $1,556.0 and $1,555.0, respectively).

Workers' compensation lifetime claims and accident and health disability claim reserves are discounted at interest rates ranging from 3.5% to 6.0% with mortality and morbidity assumptions reflecting CNA's and current industry experience. Such discounted reserves totaled $2,165.4 and $2,240.0 (reflecting a discount of $903.0 and $893.9, respectively) at December 31, 1996 and 1995, respectively.

Future policy benefits reserves - Reserves for traditional life insurance products are computed based upon the net level premium method using actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions include a margin for adverse deviation and generally vary by plan, age at issue and policy duration. Interest rates range from 3.0% to 11.0%, and mortality, morbidity and withdrawal assumptions reflect CNA and industry experience prevailing at the time of issue. Renewal expense estimates include the estimated effects of inflation and expenses beyond the premium paying period.

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

Deferred policy acquisition costs - Costs of acquiring property and casualty insurance business, which vary with and are primarily related to the production of such business, are deferred and amortized ratably over the period the related premiums are recognized. Such costs include commissions, premium taxes, and certain underwriting and policy issuance costs. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs. Life acquisition costs are capitalized and amortized based on assumptions consistent with those used for computing policy benefit reserves. Acquisition costs on ordinary life business are amortized over the assumed premium paying periods. Universal life and annuity acquisition costs are amortized in proportion to the present value of estimated gross profits over the products' assumed durations, which are regularly evaluated and adjusted, as appropriate.

Restricted investments - On December 30, 1993, CNA deposited $986.8 in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note 19. The funds are included in short-term investments and are invested in U.S. treasury securities. The escrow account amounted to $1,071.2 and $1,044.6 at December 31, 1996 and 1995, respectively.

Participating business - Participating business represented 0.5%, 0.6% and 0.9% of CNA's gross life insurance in force and 0.7%, 0.8% and 1.0% of life insurance premium income for 1996, 1995 and 1994, respectively. Participating policyholders' equity is determined by allocating 90% of related net income or loss and unrealized investment gains or losses related to such business as allowed by applicable laws, less dividends determined by CNA's Board of Directors. In the accompanying Statements of Consolidated Income, revenues and benefits and expenses include amounts related to participating policies; the net income or loss allocated to participating policyholders' equity is a component of insurance claims and policyholders' benefits.

Separate Account business - CNA's life insurance subsidiary, Continental Assurance Company ("CAC"), issues certain investment and annuity contracts. The supporting assets and liabilities of these contracts are legally segregated and reflected in the accompanying Consolidated Balance Sheets as assets and liabilities of Separate Account business. CAC guarantees principal and a specified return to the contract holders on approximately 82% of the Separate Account business. Substantially all assets of the Separate Accounts are carried at fair value.

Statutory capital and surplus - Statutory capital and surplus and net income, determined in accordance with accounting practices prescribed by the regulations and statutes of various insurance departments, for property and casualty and life insurance subsidiaries, are as follows:


                                            Statutory Capital
                                               and Surplus               Statutory Net Income
                                         ---------------------      -----------------------------
                                               December 31              Year Ended December 31
                                         ---------------------      -----------------------------
                                             1996        1995*          1996        1995*  1994**
-------------------------------------------------------------------------------------------------

Property and casualty                    $6,348.8    $5,695.9       $1,208.0    $1,208.3  $67.3
Life                                      1,163.4     1,127.6           57.6        30.2   65.1
-------------------------------------------------------------------------------------------------
 * Includes results of The Continental Corporation for the full year.
** Excludes results for The Continental Corporation.

Statutory accounting practices - CNA's insurance affiliates are domiciled in various states, provinces or countries. These affiliates prepare their statutory financial statements in accordance with accounting practices "prescribed" or otherwise "permitted" by the respective state's insurance department. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. CNA has no material permitted accounting practices.

Inventories-

Tobacco products - These inventories, aggregating $247.4 and $192.2 at December 31, 1996 and 1995, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method.

Watches and clocks - These inventories, aggregating $37.1 and $38.9 at December 31, 1996 and 1995, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

Goodwill and other intangible assets - Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is generally amortized on a straight-line basis over the period of expected benefit of twenty years. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Accumulated amortization at December 31, 1996 and 1995 was $243.4 and $207.1, respectively. Amortization expense amounted to $36.3, $25.6 and $9.1 for the years ended December 31, 1996, 1995 and 1994, respectively. Intangible assets are periodically reviewed to determine whether an impairment in value has occurred.

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
Building fixtures                                                       10 to 20
Machinery and equipment                                                  5 to 12
Hotel equipment                                                          4 to 12
Drilling equipment                                                      10 to 25

Impairment of long-lived assets - Long-lived assets and certain intangibles are reported at the lower of carrying amount or fair value. The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

Reclassification - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1996.

Note 2. Investments -

Investment income consisted of:

Year Ended December 31                                          1996          1995          1994
-------------------------------------------------------------------------------------------------

Fixed maturities:
 Bonds:
  Taxable                                                   $1,820.9      $1,512.1      $1,019.1
  Tax exempt                                                   273.4         264.3         333.8
 Redeemable preferred stocks                                     2.0           3.9          13.5
Equity securities                                               45.3          55.5          28.2
Security repurchase transactions                                89.2         215.5         271.2
Short term investments                                         290.2         302.3         174.1
Other                                                           78.5          76.8          42.5
-------------------------------------------------------------------------------------------------
Total investment income                                      2,599.5       2,430.4       1,882.4
Investment expenses                                             43.2          46.1          24.0
Security repurchase transactions                                80.0         172.8         187.1
-------------------------------------------------------------------------------------------------
Investment income-net                                       $2,476.3      $2,211.5      $1,671.3
=================================================================================================

Investment gains (losses) are as follows:

Year Ended December 31                                          1996          1995          1994
-------------------------------------------------------------------------------------------------

Fixed maturities                                            $  324.6      $  222.4      $ (314.8)
Equity securities                                              209.7       1,075.5          41.6
Derivative instruments (a)                                    (137.6)        (31.4)        (14.6)
Short-term investments                                          10.3          47.5        (164.7)
Other                                                           84.3          73.1           5.5
-------------------------------------------------------------------------------------------------
                                                               491.3       1,387.1        (447.0)
Gain on issuance of subsidiary's stock                         186.6         192.9
-------------------------------------------------------------------------------------------------
                                                               677.9       1,580.0        (447.0)
Income tax (expense) benefit                                  (238.0)       (552.3)        155.3
Allocated to participating policyholders                       (14.3)         (7.8)         10.9
Minority interest                                              (61.1)        (46.7)         25.1
-------------------------------------------------------------------------------------------------
Realized investment gains (losses)-net                      $  364.5      $  973.2      $ (255.7)
=================================================================================================
(a) Includes losses on equity index futures and options aggregating $234.0 for the year ended
    December 31, 1996. The Company continued to experience significant losses from its open contracts on these equity index positions in 1997.

The carrying value of investments (other than equity securities) that have not produced income for the last twelve months is $103.4 at December 31, 1996.

Investment gains of $696.8, $1,135.2 and $322.4 and losses of $149.2, $369.0 and $760.3 were realized on securities available for sale for the years ended December 31, 1996, 1995 and 1994, respectively. Investment gains in 1996 also include $2.7 of net unrealized losses on equity securities in the Company's trading portfolio.

The amortized cost and market values of securities are as follows:

                                                                  Unrealized
                                              Amortized       -------------------        Market
December 31, 1996                                Cost         Gains        Losses         Value
-------------------------------------------------------------------------------------------------

U.S. government and obligations of
 government agencies                          $11,619.5     $   72.4       $114.1      $11,577.8
Asset-backed                                    6,297.9         53.3         58.9        6,292.3
States, municipalities and political
 subdivisions-tax exempt                        4,859.6        120.9         29.3        4,951.2
Corporate                                       4,745.1        122.1         64.1        4,803.1
Other debt                                      1,748.0         59.5         19.2        1,788.3
Redeemable preferred stocks                        49.2         16.7           .3           65.6
-------------------------------------------------------------------------------------------------
Total fixed maturities available for sale      29,319.3        444.9        285.9       29,478.3
Equity securities available for sale              701.9        254.3         97.1          859.1
Equity securities, trading portfolio              279.9         24.9         27.6          277.2
Short-term investments available for sale       8,305.1           .4           .6        8,304.9
-------------------------------------------------------------------------------------------------
                                              $38,606.2     $  724.5       $411.2      $38,919.5
=================================================================================================

December 31, 1995
-------------------------------------------------------------------------------------------------

U.S. government and obligations of
 government agencies                          $13,064.0     $  479.5       $  1.3      $13,542.2
Asset-backed                                    5,939.7        160.3         13.8        6,086.2
States, municipalities and political
 subdivisions-tax exempt                        3,452.8        163.7         13.4        3,603.1
Corporate                                       4,540.4        215.2         39.9        4,715.7
Other debt                                      2,306.3        105.4          7.5        2,404.2
Redeemable preferred stocks                       100.3         17.2          1.2          116.3
-------------------------------------------------------------------------------------------------
Total fixed maturities available for sale      29,403.5      1,141.3         77.1       30,467.7
Equity securities available for sale              990.9        247.3         24.6        1,213.6
Short-term investments available for sale       7,117.0         20.0                     7,137.0
-------------------------------------------------------------------------------------------------
                                              $37,511.4     $1,408.6       $101.7      $38,818.3
=================================================================================================

The amortized cost and market value of fixed maturities at December 31, 1996 and 1995 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.


                                                         1996                       1995
                                              ------------------------    -----------------------
                                              Amortized       Market       Amortized     Market
December 31                                      Cost          Value          Cost        Value
-------------------------------------------------------------------------------------------------

Due in one year or less                       $ 2,494.1      $ 2,506.4     $   849.8   $   853.0
Due after one year through five years          10,145.7       10,041.8      11,916.2    12,124.0
Due after five years through ten years          4,811.5        4,829.7       4,542.5     4,767.2
Due after ten years                             5,570.1        5,808.1       6,155.3     6,637.3
Asset-backed securities not due at a
 single maturity date                           6,297.9        6,292.3       5,939.7     6,086.2
-------------------------------------------------------------------------------------------------
                                              $29,319.3      $29,478.3     $29,403.5   $30,467.7
=================================================================================================

Note 3. Fair Value of Financial Instruments -

                                                        1996                       1995
                                              -------------------------    ----------------------
                                               Carrying      Estimated     Carrying    Estimated
December 31                                     Amount       Fair Value     Amount     Fair Value
-------------------------------------------------------------------------------------------------

Financial assets:
  Other investments                           $   987.0      $   977.2     $   809.4   $   838.9
  Separate Account business:
    Fixed maturities                            4,608.3        4,608.3       5,499.3     5,499.3
    Equity securities                             169.2          169.2         242.7       242.7
    Short-term investments                        906.1          906.1          84.5        84.5
    Other                                         437.4          437.4          41.6        48.7

Financial liabilities:
  Premium deposits and annuity contracts        1,064.5        1,017.6         825.5       776.8
  Long-term debt                                4,313.9        4,322.8       4,189.9     4,305.5
  Financial guarantee liabilities                 382.0          378.3         479.6       472.8
  Separate Account business:
    Guaranteed investment contracts             3,989.5        4,011.5       4,315.8     4,455.5
    Deferred annuities                             73.0           84.1          74.1       108.2
    Variable Separate Accounts                    568.6          568.6         228.0       228.0
    Other                                         895.6          895.6         585.8       585.8
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

Other investments and other Separate Account assets consist of mortgage loans and notes receivable, policy loans, investments in limited partnerships and various miscellaneous assets. Valuation techniques to determine fair value consist of discounted cash flows and quoted market prices of (a) the investments, (b) comparable instruments or (c) underlying assets of the investments.

Premium deposits and annuity contracts are valued based on cash surrender values and the outstanding fund balances.

The fair value of the liability for financial guarantee contracts is based on discounted cash flows utilizing interest rates currently being offered for similar contracts or spot interest rates.

The fair value of guaranteed investment contracts and deferred annuities of the Separate Accounts business are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with similar maturities. The fair value of the liabilities for variable Separate Accounts business are based on the quoted market values of the underlying assets of each variable Separate Account. The fair value of other Separate Account business liabilities approximates carrying value.

Fair value of long-term debt is based on quoted market prices when available. The fair values for other long-term debt are based on quoted market prices of comparable instruments adjusted for differences between the quoted instruments and the instruments being valued or are estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

Note 4. Off-Balance-Sheet and Derivative Financial Instruments  -

The Company enters into various transactions involving off-balance-sheet financial instruments through a variety of futures, swaps, options, forwards and other contracts (the "Contracts") as part of its investing activities. These Contracts are commonly referred to as derivative instruments since their underlying values may be linked to, among other things, interest rates, exchange rates, prices of securities and financial or commodity indexes. The Company uses these Contracts for its asset and liability management activities as well as income enhancements for its portfolio management strategy. Entering into these Contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the Contracts but also the market risk associated with those positions where the Company does not hold an offsetting security. Exposure to market risk is managed in accordance with risk limits set by senior management and by buying or selling instruments or entering into offsetting positions.

The notional amounts of derivatives shown in the following table do not represent amounts exchanged in these transactions and, therefore, are not a measure of the exposure the Company has through its use of derivative instruments. In addition, notional amounts are presented gross and do not reflect the net effect of offsetting positions. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivative instruments.

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

The Company's investments in derivative instruments are as follows:


                                                       Fair Value
                                                   Asset (Liability)
                                     Contractual/ --------------------    Estimated
                                      Notional             Average for    Potential   Recognized
December 31, 1996                       Value     Year-End  the Year      Exposure    Gain (Loss)
-------------------------------------------------------------------------------------------------

Interest rate swaps                   $   85.0    $  (.4)    $  2.3    $   (16.0)(3)    $   29.0
Commitments to purchase government
 and municipal securities                406.5       (.9)      (1.0)       (40.6)(3)
Options on equities and equity index   3,219.2      81.6       40.6        (52.6)(1)       (85.7)
Options on treasury securities           218.6       1.3         .6                          3.3
Financial futures and forwards:
  Foreign currency                       599.0      (2.0)      (1.7)       (14.7)(3)        (3.5)
  Equity index and other               1,466.9                            (286.2)(1)      (138.2)
Commodity:
  Swaps                                  194.5      11.1      (14.3)       (31.6)(1)        48.5
  Options                                216.5       2.1        2.0         (1.2)(3)        (3.5)
  Futures and forwards                    78.5      (1.4)       (.5)        (7.7)(3)        (4.6)
  Purchase obligations                    79.1       2.3       (7.0)       (16.3)(1)        17.1
----------------------------------------------------------------------                -----------
Total                                 $6,563.8   $  93.7     $ 21.0                     $ (137.6)
=================================================================================================

                                                       Fair Value
                                                   Asset (Liability)
                                     Contractual/ --------------------     Estimated
                                      Notional             Average for     Potential  Recognized
December 31, 1995                       Value     Year-End  the Year       Exposure   Gain (Loss)
-------------------------------------------------------------------------------------------------

Interest rate swaps                   $   93.0     $ 10.0    $  1.1                     $  9.1
Options on equities and equity index   3,455.1       39.2      19.4       $  (5.6)(1)    (59.3)
Options on foreign currency              434.7       37.8      10.4                       72.5
Options on treasury securities         1,111.6      (12.1)     (3.4)       (176.5)(2)     (1.8)
Financial futures and forwards:
  Foreign currency                       508.6        (.5)       .3         (20.8)(3)     (3.9)
  Equity index and other                 717.1                             (140.7)(1)    (44.0)
Commodity:
  Swaps                                  262.1      (31.4)    (33.2)        (46.1)(1)     (2.8)
  Options                                596.5        2.5       3.0                       (2.9)
  Futures                                  7.9                               (1.6)(1)
  Purchase obligations                    88.0      (14.4)    (19.6)        (14.7)(1)      1.7
----------------------------------------------------------------------                -----------
Total                                 $7,274.6     $ 31.1    $(22.0)                    $(31.4)
=================================================================================================


December 31, 1994
-------------------------------------------------------------------------------------------------

Interest rate swaps                   $   75.0     $   .5    $ (1.3)      $  (7.6)(3)   $ (8.9)
Options on equities and equity index     712.0       (1.3)      (.6)         (8.2)(3)     32.5
Options on foreign currency               75.0         .1       1.4                       (3.0)
Financial futures and forwards:
  Foreign currency                       586.8        (.5)    (14.2)         (5.6)(3)     (3.8)
  Equity index and other                  78.9         .1        .1          (7.9)(3)    (25.3)
Commodity:
  Swaps                                  295.6      (29.0)    (27.0)        (53.3)(1)     (5.8)
  Options                                208.5         .2       5.5                        1.4
  Futures and forwards                     9.1                   .2           (.5)(4)      4.6
  Purchase obligations                    88.0      (16.2)    (13.5)        (14.4)(1)     (6.3)
----------------------------------------------------------------------                -----------
Total                                 $2,128.9     $(46.1)   $(49.4)                    $(14.6)
=================================================================================================

Note: The calculation of estimated potential exposure is based on assumed adverse changes in the underlying reference price or index of (1) 20%, (2) 15%, (3) 10% or (4) 5%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated potential exposure.

  The notional values presented in the tables above include purchased options of $2,214.3 and $3,324.1 at December 31, 1996 and 1995, respectively.

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

CNA has entered into interest rate swap agreements to convert the variable rate of the borrowing under the bank credit facility and the commercial paper program to a fixed rate. Since these interest rate swaps are not held for trading purposes, they are not included in the preceding tables. The outstanding interest rate swap agreements had a total notional principal amount of $950.0 and $1,200.0, and a fair value asset of $3.0 and liability of $28.7 at December 31, 1996 and 1995, respectively. These agreements, which terminate from May to December 2000, effectively fix the Company's interest rate exposure on $950.0 of variable rate debt.

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $543.5 and $182.4 with fair value liabilities of $588.9 and $188.5 at December 31, 1996 and 1995, respectively.

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

At December 31, 1996 and 1995, gross exposure of financial guarantee insurance contracts amounted to $582.0 and $707.0, respectively. The degree of risk attached to this exposure is substantially reduced through reinsurance, collateral requirements and diversification of exposures. In addition, security interests in real estate are also obtained. Approximately 47% and 44% of the risks were ceded to reinsurers at December 31, 1996 and 1995, respectively. Total exposure, net of reinsurance, amounted to $311.0 and $395.0 at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, collateral consisting of letters of credit and debt service reserves amounted to $28.0 and $39.0, respectively. Gross unearned premium reserves for financial guarantee contracts were $11.0 and $17.0 at December 31, 1996 and 1995, respectively. Gross claim and claim expense reserves totaled $371.0 and $463.0 at December 31, 1996 and 1995, respectively.

Note 5. Investment in CBS Inc. -

On November 24, 1995, Westinghouse Electric Corporation completed its acquisition of CBS Inc. ("CBS") for cash consideration of $82.06 per share. The Company received proceeds of $901.7 for its CBS shares and recorded (as part of its investment gains) a pre-tax and after tax gain of $579.2 and $376.5, respectively, in the fourth quarter of 1995. Previously, the Company held approximately 18% of the outstanding common shares of CBS and accounted for it on the equity method.

The Company's equity in the earnings of CBS after giving effect to purchase value adjustments amounted to $15.7 and $45.8 before taxes and $11.3 and $30.8 after taxes for the years ended December 31, 1995 and 1994, respectively. Dividends received amounted to $4.4 and $5.2 for the respective periods.

Note 6. Purchase of Business -

On May 10, 1995, CNA acquired all the outstanding shares of The Continental Corporation ("CIC") for approximately $1,100.0, or $20 per CIC share. To finance the acquisition, CNA entered into a five year $1,325.0 revolving credit facility (see Note 12). CIC is an insurance holding company principally engaged through subsidiaries in the business of property and casualty insurance.

The acquisition of CIC has been accounted for as a purchase, and CIC's operations are included in the Consolidated Financial Statements as of May 10, 1995.

The pro forma consolidated condensed results of operations presented below assume the above transaction had occurred at the beginning of the periods presented.

Year Ended December 31                                                       1995           1994
-------------------------------------------------------------------------------------------------

Revenues                                                                $20,132.5      $18,622.2
=================================================================================================
Investment gains (losses) included in revenue                           $ 1,699.0      $  (371.0)
=================================================================================================
Income (loss) before taxes and minority interest                        $ 2,881.4      $  (830.9)
Income tax (expense) benefit                                               (975.8)         400.8
Minority interest                                                          (130.2)         104.9
-------------------------------------------------------------------------------------------------
Net income (loss)                                                       $ 1,775.4      $  (325.2)
=================================================================================================
Per share                                                               $   15.07      $   (2.70)
=================================================================================================

The pro forma consolidated condensed financial information is not necessarily indicative either of the results of operations that would have occurred had this transaction been consummated at the beginning of the periods presented or of future operations of the combined companies.

Note 7. Receivables

December 31                                                                  1996           1995
-------------------------------------------------------------------------------------------------

Reinsurance                                                             $ 6,965.0      $ 7,169.1
Other insurance                                                           5,942.5        5,833.9
Security sales                                                              299.7          187.7
Accrued investment income                                                   534.3          578.8
Other                                                                       412.0          193.2
-------------------------------------------------------------------------------------------------
Total                                                                    14,153.5       13,962.7
Less allowance for doubtful accounts and cash discounts                     291.4          302.6
-------------------------------------------------------------------------------------------------
Receivables-net                                                         $13,862.1      $13,660.1
=================================================================================================

Note 8. Inventories -

Inventories, included in other assets, are as follows:

December 31                                                                       1996       1995
-------------------------------------------------------------------------------------------------

Leaf tobacco                                                                   $ 210.8     $160.7
Manufactured stock                                                                69.4       64.9
Materials, supplies, etc.                                                         35.7       21.8
-------------------------------------------------------------------------------------------------
Total                                                                          $ 315.9     $247.4
=================================================================================================

If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $205.9 and $203.3 higher at December 31, 1996 and 1995, respectively.

Note 9. Property, Plant and Equipment -

December 31                                                                       1996       1995
-------------------------------------------------------------------------------------------------

Land                                                                         $   120.3   $  123.1
Buildings and building equipment                                                 673.7      564.5
Machinery and equipment                                                        2,388.5    1,573.3
Leaseholds and leasehold improvements                                             69.1       32.6
-------------------------------------------------------------------------------------------------
Total, at cost                                                                 3,251.6    2,293.5
Less accumulated depreciation and amortization                                 1,026.5      856.0
-------------------------------------------------------------------------------------------------
Property, plant and equipment-net                                            $ 2,225.1   $1,437.5
=================================================================================================

Depreciation and amortization expense, including amortization of intangibles, and capital expenditures, by business segment, are as follows:


                                                   1996               1995             1994
                                             -----------------  ----------------  ---------------
                                             Depr. &   Capital  Depr. &  Capital  Depr. & Capital
Year Ended December 31                        Amort.   Expend.   Amort.  Expend.   Amort. Expend.
-------------------------------------------------------------------------------------------------

Property and casualty insurance               $141.2   $180.2   $101.8   $ 99.7   $ 49.6   $ 99.3
Life insurance                                  22.5     25.1     18.9     26.5     16.7     10.2
Cigarettes                                      21.5     35.3     28.4     43.1     22.5     31.2
Hotels                                          18.7     16.7     18.5     21.1     17.5     19.9
Drilling                                        75.8    267.2     52.9     66.7     49.9     46.2
Watches and clocks                                .8       .1       .6       .1      1.8      1.2
-------------------------------------------------------------------------------------------------
Total business segments                        280.5    524.6    221.1    257.2    158.0    208.0
Corporate                                        4.5     20.9      4.7       .7      2.7      1.1
-------------------------------------------------------------------------------------------------
Total                                         $285.0   $545.5   $225.8   $257.9   $160.7   $209.1
=================================================================================================

Note 10. Liability for Unpaid Claims and Claim Adjustment Expenses -

CNA's property and casualty insurance claims and claims expense reserve represents the estimated amounts necessary to settle all outstanding claims, including claims which are incurred but not reported, as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, CNA's experience with similar cases, and various historical development patterns. Consideration is given to such historical patterns as field reserving trends, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these can affect the estimation of reserves. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Reserves are not discounted except in the case of structured settlements, workers' compensation lifetime claims and accident and health disability claims (where the reserves are explicitly discounted at rates allowed by insurance regulators that range from 3.5% to 6.0%) and structured settlements (where such reserves are discounted at interest rates ranging from 6.3% to 7.5%).

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

The table below provides a reconciliation between beginning and ending claim and claim expense reserve balances for 1996, 1995 and 1994:

Year Ended December 31                                           1996          1995         1994
-------------------------------------------------------------------------------------------------

Reserves at beginning of year:
  Gross                                                     $31,044.0     $21,639.0    $20,812.0
  Ceded reinsurance                                           6,089.0       2,705.0      2,491.0
-------------------------------------------------------------------------------------------------
Net reserves at beginning of year                            24,955.0      18,934.0     18,321.0
CIC reserves at acquisition-net                                             6,063.0
-------------------------------------------------------------------------------------------------
Net                                                          24,955.0      24,997.0     18,321.0
-------------------------------------------------------------------------------------------------

Net incurred claim and claim expenses:
  Provision for insured events of current year                7,922.0       6,787.0      5,611.0
  Increase (decrease) in provision for insured
   events of prior years                                        (91.0)        122.0        (71.0)
  Amortization of discounts                                     149.0         106.0        100.0
-------------------------------------------------------------------------------------------------
Total net incurred                                            7,980.0       7,015.0      5,640.0
-------------------------------------------------------------------------------------------------

Year Ended December 31                                          1996           1995         1994
-------------------------------------------------------------------------------------------------

Net payments attributable to:
  Current year events                                      $ 2,676.0      $ 2,000.0    $ 1,388.0
  Prior year events                                          6,524.0        5,057.0      3,639.0
-------------------------------------------------------------------------------------------------
Total net payments                                           9,200.0        7,057.0      5,027.0
-------------------------------------------------------------------------------------------------
Net reserves at end of year                                 23,735.0       24,955.0     18,934.0
Ceded reinsurance at end of year                             6,095.0        6,089.0      2,705.0
-------------------------------------------------------------------------------------------------
Gross reserves at end of year (a)                          $29,830.0      $31,044.0    $21,639.0
=================================================================================================

(a) Excludes life claim and claim expense reserves and intercompany eliminations of $1,000.0,
    $988.0 and $926.0 as of December 31, 1996, 1995 and 1994, respectively, included in the
    Consolidated Balance Sheets.

The following adverse (favorable) reserve development reflects the effects of management's ongoing evaluation of reserve levels and is comprised of the following components:

                                                                   1996        1995         1994
-------------------------------------------------------------------------------------------------
Environmental Pollution                                         $  64.7     $ 226.0      $ 180.6
Asbestos                                                           50.5       273.7         36.8
Other                                                            (206.2)     (377.7)      (288.4)
-------------------------------------------------------------------------------------------------
Total                                                           $ (91.0)    $ 122.0      $ (71.0)
=================================================================================================

The CNA property/casualty insurance companies have potential exposures related to environmental pollution and asbestos claims.

Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by potentially responsible parties ("PRP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establishes a mechanism to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency on its National Priorities List. On the other hand, the Congressional Budget Office is estimating that there will be 4,500 National Priority List sites, and other estimates project as many as 30,000 sites that will require clean-up under ECLs. Very few sites have been subject to clean-up to date and the addition of new clean-up sites has substantially slowed in recent years. The extent of clean-up necessary and the assignment of liability has not been established.

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

A number of proposals to reform Superfund have been made by various parties. Despite Superfund taxing authority having expired at the end of 1995, no reforms have been enacted by Congress. No predictions can be made as to what positions the Congress or the Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be materially reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

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

As of December 31, 1996 and 1995, CNA carried approximately $907.8 and $1,063.0, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. Unfavorable reserve development amounted to $64.7, $226.0 and $180.6 for the years ended December 31, 1996, 1995 and 1994, respectively. Unfavorable environmental reserve development results from CNA's on-going monitoring of settlement patterns, current pending cases and potential future claims.

CNA has exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation (see Note 19). Estimation of asbestos claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage. As of December 31, 1996 and 1995, CNA carried approximately $1,506.2 and $2,191.1, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported asbestos claims. Unfavorable reserve development for the years ended December 31, 1996, 1995 and 1994 totaled $50.5, $273.7 and $36.8, respectively.

Other 1996 and 1995 reserve development, which aggregated $206.2 and $377.7, respectively, of favorable reserve development, was principally due to favorable claim frequency (rate of claim occurrence) and severity (average cost per claim) experience in the workers' compensation line of business. These trends reflect the positive effects of changes in workers' compensation laws, more moderate increases in medical costs, and a generally strong economy in which individuals return to the workplace more quickly.

Other favorable reserve development during 1994 aggregated $288.4 which was principally attributable to positive severity experience in professional liability lines and improvement in voluntary and involuntary workers' compensation experience.

The results of operations in future years may continue to be adversely affected by environmental pollution claims and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

CNA, consistent with sound reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. Beginning the latter part of 1995 and through 1996 to date, CNA has been actively settling many of its larger environmental pollution and asbestos-related claim exposures. This strategy has resulted in a large volume of claim payments during 1996 and corresponding reductions in reserves. In addition, Fibreboard claim payments escalated in 1996 as some scheduled payments came due. Management does not believe that these recent activities have changed facts or circumstances evident at December 31, 1995, therefore, no material modifications to previous reserve estimates have been made in 1996.

The following tables provides additional data related to CNA's environmental pollution and asbestos-related claims activity. CIC claims activity for 1995 is included for the period May 10, 1995 through December 31, 1995.

Reserve Summary

December 31                                             1996                         1995
-------------------------------------------------------------------------------------------------
                                           Environmental                 Environmental
                                             Pollution      Asbestos       Pollution    Asbestos
-------------------------------------------------------------------------------------------------

Gross reserves:
  Reported claims                             $  288.9      $1,551.4        $  288.4    $1,947.1
  Unreported claims                              714.0          94.0           895.0       369.0
-------------------------------------------------------------------------------------------------
                                               1,002.9       1,645.4         1,183.4     2,316.1
Less reinsurance recoverable                     (95.1)       (139.2)         (120.4)     (125.0)
-------------------------------------------------------------------------------------------------
Net reserves                                  $  907.8      $1,506.2        $1,063.0    $2,191.1
=================================================================================================

The following tables summarize activity for environmental pollution and asbestos.

Changes in Environmental Pollution Reserves

Year Ended December 31                                           1996           1995*       1994
-------------------------------------------------------------------------------------------------

Net reserves at beginning of year                            $1,063.0       $  948.8    $  432.6
Reserve strengthening                                            64.7          226.0       180.6
Less:
  Gross payments                                               (304.2)        (183.4)     (131.8)
  Reinsurance recoveries                                         84.3           71.6        24.3
-------------------------------------------------------------------------------------------------
Net reserves at end of year                                  $  907.8       $1,063.0    $  505.7
=================================================================================================

*Includes CIC net reserves of $443.1 at May 10, 1995.

Changes in Asbestos Reserves

Year Ended December 31                                           1996           1995*       1994
-------------------------------------------------------------------------------------------------

Net reserves at beginning of year                            $2,191.1       $2,109.1    $2,080.0
Reserve strengthening                                            50.5          273.7        36.8
Less:
  Gross payments                                               (787.7)        (267.8)     (245.9)
  Reinsurance recoveries                                         52.3           76.1        67.8
-------------------------------------------------------------------------------------------------
Net reserves at end of year                                  $1,506.2       $2,191.1    $1,938.7
=================================================================================================

*Includes CIC net reserves of $170.4 at May 10, 1995.

Note 11. Income Taxes -

Year Ended December 31                                          1996           1995         1994
-------------------------------------------------------------------------------------------------

Income taxes (benefits):
  Federal:
    Current                                                   $276.4         $595.8      $  82.2
    Deferred                                                   474.9          302.3       (112.1)
  State, city and other, principally current                    40.1           47.2         20.9
-------------------------------------------------------------------------------------------------
Total                                                         $791.4         $945.3      $  (9.0)
=================================================================================================

Deferred tax assets (liabilities) are as follows:

December 31                                                1996       1995(a)    1994       1993
-------------------------------------------------------------------------------------------------

Insurance reserves:
  Property and casualty claim reserve discounting      $1,145.2   $1,328.0   $1,027.4   $  990.2
  Unearned premium reserves                               268.0      251.0      137.4      125.5
  Life reserve differences                                141.1      153.4      115.9      144.1
  Others                                                   31.4       22.8       10.3      (12.1)
Deferred policy acquisition costs                        (570.1)    (457.2)    (312.6)    (310.2)
Employee benefits                                         219.0      202.9      157.1      144.6
Property, plant and equipment                            (145.5)     (56.5)    (133.2)    (132.8)
Investments                                               (71.2)      74.8      111.7      143.3
Alternative minimum tax credit                                                  239.6      165.2
Net operating loss carry forward                          279.9      298.0
Other-net                                                 318.3      273.8       60.7       44.4
Valuation allowance                                      (250.0)    (250.0)
-------------------------------------------------------------------------------------------------
                                                        1,366.1    1,841.0    1,414.3    1,302.2
Unrealized (appreciation) depreciation                   (133.2)    (579.9)     282.4     (257.8)
Other-net                                                 (94.9)     (55.9)     (17.5)      30.0
-------------------------------------------------------------------------------------------------
Deferred tax assets-net                                $1,138.0   $1,205.2   $1,679.2   $1,074.4
=================================================================================================

(a) CIC deferred tax assets at May 10, 1995, amounted to $729.0.

Gross deferred tax assets amounted to $2,826.5 and $2,449.1 and liabilities amounted to $1,688.5 and $1,243.9 for the years ended December 31, 1996 and 1995, respectively.

At December 31, 1996, the Company had net operating loss carryforwards of $800.0 for income tax purposes that expire in years 2000 through 2010. Those carryforwards resulted from CNA's acquisition of CIC.

The Company has a past history of profitability and anticipates sufficient future taxable income to fully support recognition of its deferred tax balance at December 31, 1996, including but not limited to the reversal of existing temporary differences and the implementation of tax planning strategies, if needed.

A valuation allowance is maintained due to the uncertainty regarding the realization of deferred tax assets related to the acquisition of CIC. Accordingly, any subsequent adjustment of the valuation allowance will be reflected as an adjustment to intangible assets.

Total income tax expense for the years ended December 31, 1996, 1995 and 1994 was different than the amounts of $842.7, $993.8 and $93.1, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate as a percentage of income before income taxes and minority interest is as follows:

Year Ended December 31                                                1996       1995      1994
-------------------------------------------------------------------------------------------------

Statutory rate                                                          35%        35%       35%
(Decrease) increase in income tax rate resulting from:
  Exempt interest and dividends received deduction                      (3)        (3)      (42)
  State and city income taxes                                            1          1         4
-------------------------------------------------------------------------------------------------
Effective income tax rate                                               33%        33%       (3)%
=================================================================================================

Federal, foreign, state and local income tax payments, net of refunds, amounted to approximately $407.8, $386.5 and $194.9 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company has entered into separate tax allocation agreements with Bulova and CNA, majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiaries"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, CNA will pay Loews approximately $99.0 for 1996, and received from Loews approximately $78.0 and $26.0 for the years 1995 and 1994, respectively. The federal income tax to be received from Bulova amounted to approximately $3.7 for 1996 and Bulova has received approximately $0.8 and $0.1 for the years 1995 and 1994, respectively. Each agreement may be cancelled by either of the parties upon thirty days' written notice.

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

Note 12. Long-Term Debt

                                                            Unamortized                  Current
December 31, 1996                               Principal    Discount         Net      Maturities
-------------------------------------------------------------------------------------------------

Loews Corporation                                 $1,492.8      $21.2        $1,471.6      $200.0
CNA                                                2,776.0       11.1         2,764.9         4.0
Diamond Offshore(a)                                   73.0                       73.0        73.0
Other                                                 61.2                       61.2        17.4
-------------------------------------------------------------------------------------------------
Total                                             $4,403.0      $32.3        $4,370.7      $294.4
=================================================================================================


December 31                                                                      1996        1995
-------------------------------------------------------------------------------------------------

Loews Corporation (Parent Company):
  8.5% notes due 1998 (effective interest rate of 8.6%)
   (authorized, $125) (b)                                                    $  117.8    $  117.8
  6.8% notes due 2006 (effective interest rate of 6.8%)
   (authorized, $300)                                                           300.0
  8.3% debentures due 2007 (effective interest rate of 8.4%)
   (authorized, $200) (c)                                                       200.0       200.0
  8.9% debentures due 2011 (effective interest rate of 9.0%)
   (authorized, $175)                                                           175.0       175.0
  7.6% notes due 2023 (effective interest rate of 7.8%)
   (authorized, $300) (d)                                                       300.0       300.0
  7.0% notes due 2023 (effective interest rate of 7.2%)
   (authorized, $400) (e)                                                       400.0       400.0
CNA Financial Corporation:
  8.9% notes due 1998 (effective interest rate of 9.2%)
   (authorized, $150)                                                           150.0       150.0
  8.3% notes due 1999 (effective interest rate of 7.3%)
   (authorized, $100)                                                           100.0       100.0
  6.3% notes due 2003 (effective interest rate of 6.4%)
   (authorized, $250)                                                           250.0       250.0
  7.3% notes due 2003 (effective interest rate of 7.8%)
   (authorized, $150)                                                           150.0       150.0
  6.8% notes due 2006 (effective interest rate of 6.8%)
   (authorized, $250)                                                           250.0
  8.4% notes due 2012 (effective interest rate of 8.6%)
   (authorized, $100)                                                           100.0       100.0
  7.3% debentures due 2023 (effective interest rate of 7.3%)
   (authorized, $250)                                                           250.0       250.0
  8.6% notes due 1996                                                                       250.0
  Commercial Paper (weighted average yield 5.7% and 6.1%)                       675.0       500.0
  Bank revolving credit due 2001 (effective interest rate of 5.7% and 6.1%)     400.0       825.0
  Mortgage notes at 11%, due 2013                                               386.6       386.6
  Other senior debt (effective interest rates approximate 8.4%)                  64.4        65.7
Diamond Offshore Drilling, Inc. bank revolving credit due 2001 (effective
 interest rate of 8.5%)                                                          63.0
Other senior debt, principally mortgages (effective interest rates approximate
 9.4%)                                                                           71.2        60.2
-------------------------------------------------------------------------------------------------
                                                                              4,403.0     4,280.3
Less unamortized discount                                                        32.3        32.1
-------------------------------------------------------------------------------------------------
Long-term debt, less unamortized discount                                    $4,370.7    $4,248.2
=================================================================================================

(a) On February 4, 1997, Diamond Offshore sold $400.0 principal amount of 3 3/4% convertible subordinated notes due February 15, 2007 (the "Notes"). The Notes are convertible into shares of Diamond Offshore's common stock at a price of $81 per share.
(b) Net of $7.2 held by the Company.
(c) Redeemed on January 15, 1997.
(d) Redeemable in whole or in part at June 1, 2003 at 103.8%, and decreasing percentages thereafter.
(e) Redeemable in whole or in part at October 15, 2003 at 102.4%, and decreasing percentages thereafter.

To finance the acquisition of CIC, CNA entered into a five-year $1,325.0 revolving credit facility (the "Bank Facility"). In 1996, CNA renegotiated the facility extending the maturity to May 2001. The interest rate is based on the one, two, three or six month London Interbank Offered Rate ("LIBOR"), as elected, plus 16 basis points. Additionally, there is a facility fee of 9 basis points. Under the terms of the facility, CNA may prepay the debt without penalty.

In 1995, CNA entered into interest rate swap agreements with a notional principal amount of $1,200.0, which terminate from May to December 2000. These agreements effectively convert variable rate debt into fixed rate debt and provide that CNA pay interest at a fixed rate, averaging 6.2% at December 31, 1996, in exchange for the receipt of interest at the three month LIBOR rate. Concurrent with the pay down of $250.0 on the Bank Facility, CNA terminated interest rate swaps with a total notional amount of $250.0. As a result, the borrowing capacity under the Bank Facility was reduced to $1,075.0. The effect of these interest rate swaps was to increase interest expense by approximately $7.0 and $2.0 for the years ended December 31, 1996 and 1995, respectively.

In 1995, to take advantage of favorable interest rate spreads, CNA established a commercial paper program borrowing from investors to reduce a like amount of the Bank Facility. These borrowings are classified as long-term debt, as the Bank Facility supports the commercial paper program. At December 31, 1996, there was no unused borrowing capacity under the Bank Facility after the effects of the commercial paper program.

The weighted average interest rate (interest and facility fees) on the acquisition debt, which includes the Bank Facility, commercial paper and the effect of the interest rate swaps, was 6.3% and 6.5% at December 31, 1996 and 1995, respectively.

The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $294.4 in 1997, $274.1 in 1998, $134.5 in 1999, $8.4
in 2000 and $1,088.5 in 2001. The Company paid interest expenses of approximately $315.3, $276.0 and $168.9 for the years ended December 31, 1996, 1995 and 1994, respectively.

Payment of dividends by insurance subsidiaries of CNA without prior regulatory approval is limited to certain formula-derived amounts. At December 31, 1996, approximately $3,326.0 of retained earnings was not available for dividends.

Note 13. Leases -

The Company's hotels in some instances are constructed on leased land or are leased. Other leases cover office facilities, computer and transportation equipment. Rent expense amounted to $128.6, $118.9 and $78.1 for the years ended December 31, 1996, 1995 and 1994, respectively. It is expected, in the normal course of business, that leases which expire will be renewed or replaced by leases on other properties; therefore, it is believed that future minimum annual rental commitments will not be less than the amount of rental expense incurred in 1996. At December 31, 1996 future aggregate minimum rental payments approximated $668.6.

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

Pension cost includes the following components:

Year Ended December 31                                               1996        1995       1994
-------------------------------------------------------------------------------------------------

Service cost-benefits earned                                      $  69.3     $  54.6     $ 43.4
Interest cost                                                       155.7       129.0       86.3
Return on plan assets-actual                                        (88.9)     (240.2)      16.6
Net amortization and deferrals                                      (20.5)      149.8      (65.5)
-------------------------------------------------------------------------------------------------
Net pension cost                                                  $ 115.6     $  93.2     $ 80.8
=================================================================================================

The following table sets forth the funded status of the Company's pension plans:


                                                        1996                       1995
                                               -----------------------   ------------------------
                                               Overfunded  Underfunded   Overfunded   Underfunded
December 31                                       Plans        Plans        Plans         Plans
-------------------------------------------------------------------------------------------------

Actuarial present value of benefit obligations:
  Accumulated benefit obligation                $  858.5     $  947.7     $  852.9      $  930.0
=================================================================================================
  Accumulated vested benefit obligation         $  799.7     $  890.9     $  798.5      $  893.5
=================================================================================================
Projected benefit obligation                    $1,081.4     $1,139.2     $1,121.4      $1,121.5
Plan assets at fair value                        1,035.7        770.2        969.9         737.2
-------------------------------------------------------------------------------------------------
Projected benefit obligation over plan assets       45.7        369.0        151.5         384.3
Unrecognized prior service cost                    (39.3)       (78.9)       (62.1)        (87.9)
Unrecognized net obligation, January 1             (15.0)         (.8)       (15.4)         (1.0)
Unrecognized net loss                             (169.3)       (37.0)      (226.9)        (64.2)
-------------------------------------------------------------------------------------------------
Net pension (asset) liability recognized in
 the balance sheet                              $ (177.9)    $  252.3     $ (152.9)     $  231.2
=================================================================================================

The rates used in the actuarial assumptions were:

Year Ended December 31                                    1996             1995             1994
-------------------------------------------------------------------------------------------------

Discount rate                                              7.5%     7.0% to 7.3%     8.5% to 8.8%
Rate of compensation increase                      2.8% to 5.8%     2.8% to 5.5%     4.0% to 6.3%
Expected long-term rate of return on assets        7.0% to 7.8%     7.5% to 8.8%     7.5% to 8.8%
-------------------------------------------------------------------------------------------------

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

The rates used in the actuarial assumptions were:

December 31                                                                1996             1995
-------------------------------------------------------------------------------------------------

Net periodic postretirement benefit cost                            7.0% to 7.3%     8.5% to 8.8%
Accumulated postretirement benefit liability                                7.5%     7.0% to 7.3%
-------------------------------------------------------------------------------------------------

The following table sets forth the postretirement benefit plans' status:

December 31                                                                    1996         1995
-------------------------------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
  Retirees                                                                   $269.2       $288.4
  Fully eligible active plan participants                                     109.8         86.4
  Other active plan participants                                              146.0        130.1
-------------------------------------------------------------------------------------------------
                                                                              525.0        504.9
  Unrecognized prior service cost                                              (3.7)        (9.8)
  Unrecognized net gain                                                        62.9         60.7
-------------------------------------------------------------------------------------------------
Accrued postretirement benefit liability                                     $584.2       $555.8
=================================================================================================

Postretirement benefit cost includes the following components:

Year Ended December 31                                               1996        1995        1994
-------------------------------------------------------------------------------------------------

Service costs                                                      $ 16.9      $ 10.3      $ 13.7
Interest costs                                                       35.8        28.5        24.8
-------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                           $ 52.7      $ 38.8      $ 38.5
=================================================================================================

For measurement purposes, a trend rate for covered costs of 12.0% to 12.5% pre-65 and 9.5% post-65, was used. These trend rates are expected to decrease gradually to 5.0% and 7.0% at rates from 0.5% to 1.0% per annum. An increase of one percentage point in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $36.7 and the net periodic postretirement benefit cost by approximately $6.0.

Savings Plans - The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salary. The Company's contributions to these plans amounted to $28.6, $25.9 and $21.2 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 15. Gain on Issuance of Subsidiary's Stock -

On April 29, 1996, Diamond Offshore Drilling, Inc., a 70% owned subsidiary ("Diamond Offshore"), acquired Arethusa (Off-Shore) Limited ("Arethusa"). Diamond Offshore issued 17.9 million shares of its common stock and assumed Arethusa stock options as consideration for the purchase price of approximately $550.7. Arethusa owned a fleet of 11 mobile offshore drilling rigs and operated two additional mobile offshore rigs pursuant to bareboat charters. The acquisition of Arethusa has been accounted for as a purchase, and Arethusa's operations are included in the Consolidated Financial Statements as of April 29, 1996. Pro forma operating results for the years ended December 31, 1996 and 1995, assuming the transaction had occurred at the beginning of the respective periods, would not be materially different from those reported in the Consolidated Financial Statements. The Company recognized a gain of approximately $186.6 ($121.3 after provision for deferred income taxes) and its interest in Diamond Offshore declined to approximately 51%.

In October 1995 the Company's then wholly owned subsidiary, Diamond Offshore, sold 14.9 million shares of its common stock through an initial public offering at $24 per share. Diamond Offshore used the net proceeds of approximately $338.4 to fund the repayment of its intercompany debt as well as a dividend to the Company. As a result of the offering, the Company's ownership interest in Diamond Offshore declined to approximately 70% and the Company recorded a gain of approximately $192.9 ($125.4 after provision for deferred income taxes).

Note 16. Capital Stock and Earnings Per Share -

In addition to its common stock, the Company has authorized 100,000,000 shares of preferred stock, $.10 par value.

Earnings per share are based on the weighted average number of shares outstanding during each year (116,161,000, 117,835,000 and 120,383,000 for the years ended December 31, 1996, 1995 and 1994, respectively).

Note 17. Quarterly Financial Data (Unaudited) -

1996 Quarters Ended                                Dec. 31     Sept. 30     June 30 (1)  March 31
-------------------------------------------------------------------------------------------------

Total revenues                                    $5,137.0     $5,216.3     $5,044.6     $5,044.5
Net income                                           247.8        388.6        378.7        368.8
Per share                                             2.15         3.37         3.25         3.13

1995 Quarters Ended                               Dec. 31 (2)  Sept. 30     June 30      March 31
-------------------------------------------------------------------------------------------------

Total revenues                                    $5,495.3     $4,959.6     $4,519.3     $3,703.2
Net income                                           745.1        386.4        419.7        214.5
Per share                                             6.32         3.28         3.56         1.82

-------------------------------------------------------------------------------------------------

(1) Revenues and net income include investment gains of $186.6 and $121.3, respectively, from the
    Diamond Offshore acquisition of Arethusa.
(2) Revenues and net income include investment gains of $772.1 and $501.9, respectively, from the sale of shares of CBS and Diamond Offshore.

Note 18. Reinsurance -

The effects of reinsurance on earned premiums are as follows:

                                                                                             %
                                      Direct       Assumed       Ceded           Net      Assumed
-------------------------------------------------------------------------------------------------

Year Ended December 31, 1996:
Life                                $   736.0     $  121.0     $   55.0      $   802.0     15.1%
Accident and health                   3,570.0        187.0        176.0        3,581.0      5.2
Property and casualty                 8,957.0      1,558.0      1,424.0        9,091.0     17.1
-------------------------------------------------------------------------------------------------
Total                               $13,263.0     $1,866.0     $1,655.0      $13,474.0     13.8%
=================================================================================================

Year Ended December 31, 1995:
Life                                $   701.0     $  109.0     $   21.0      $   789.0     13.8%
Accident and health                   3,012.0        125.0        106.0        3,031.0      4.1
Property and casualty                 7,868.0      1,335.0      1,293.0        7,910.0     16.9
-------------------------------------------------------------------------------------------------
Total                               $11,581.0     $1,569.0     $1,420.0      $11,730.0     13.4%
=================================================================================================

Year Ended December 31, 1994:
Life                                $   408.0     $  107.0     $   23.0      $   492.0     21.7%
Accident and health                   2,678.0        158.0         45.0        2,791.0      5.7
Property and casualty                 5,601.0      1,251.0        661.0        6,191.0     20.2
-------------------------------------------------------------------------------------------------
Total                               $ 8,687.0     $1,516.0     $  729.0      $ 9,474.0     16.0%
=================================================================================================

Written premiums were $13,891.0, $12,952.0 and $9,581.0 at December 31, 1996,
1995 and 1994, respectively. The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domiciles, CNA receives collateral, primarily in the form of bank letters of credit, securing a large portion of the recoverables. Such collateral totaled approximately $800.9 and $1,100.0 at December 31, 1996 and 1995, respectively. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, is with Lloyd's of London and approximates $440.0 and $435.0 at December 31, 1996 and 1995, respectively.

Insurance claims and policyholders' benefits are net of reinsurance recoveries of $1,220.0, $934.8 and $827.9 for the years ended December 31, 1996, 1995 and
1994, respectively.

Note 19. Legal Proceedings and Contingent Liabilities -

Fibreboard Litigation - CNA's primary property and casualty subsidiary, Continental Casualty Company ("Casualty"), has been party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as "Settling Parties") have reached a Global Settlement (the "Global Settlement") to resolve all future asbestos-related bodily injury claims involving Fibreboard, which is subject to court approval. Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement"), on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval or is subsequently successfully attacked. The implementation of either the Global Settlement or the Trilateral Agreement would have the effect of settling Casualty's litigation with Fibreboard.

On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. Petitions for rehearing by the panel and suggestions for rehearing by the entire Fifth Circuit Court of Appeals as respects the decision on the Global Settlement Agreement were denied. Two petitions for certiorari have been filed in the Supreme Court.

No further appeal was filed with respect to the Trilateral Agreement; therefore court approval of the Trilateral Agreement has become final.

Global Settlement - On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1,525.0 to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10.0 is to be contributed to the fund by Fibreboard. As indicated above, although the Global Settlement approval has so far been affirmed on appeal, further review is being sought. There is limited precedent for settlements which determine the rights of future claimants to seek relief.

Subsequent to the announcement of the agreement in principle, Casualty, Fibreboard and Pacific Indemnity entered into the Trilateral Agreement which among other things, settles the coverage case in the event the Global Settlement approval is not ultimately upheld. In such case, Casualty and Pacific Indemnity will contribute to a settlement fund an aggregate of $2,000.0, less certain adjustments. Such fund would be devoted to the payment of Fibreboard's asbestos liabilities other than liabilities for claims settled before August 23, 1993. Casualty's share of such fund would be $1,440.0 reduced by a portion of an additional payment of $635.0 which Pacific Indemnity has agreed to pay for claims either filed or settled before August 27, 1993. As a result of the final approval of the Trilateral Agreement, Casualty has assumed responsibility for the claims that were settled before August 27, 1993. As a part of the Global Settlement and the Trilateral Agreement, Casualty is to be released by Fibreboard from any further liability under the comprehensive general liability policy written for Fibreboard by Casualty, including but not limited to liability for asbestos-related claims against Fibreboard. As indicated above, court approval of the Trilateral Agreement has become final.

Casualty and Fibreboard have entered into a supplemental agreement which governs the interim arrangements and obligations between the parties until such time as there is either final court approval or disapproval of the Global Settlement Agreement. It also governs certain obligations between the parties upon the Global Settlement being upheld on appeal including the payment of claims which are not included in the Global Settlement.

In addition, Casualty and Pacific Indemnity have entered into an agreement (the "Casualty-Pacific Agreement") which sets forth the parties' agreement with respect to the means for allocating among themselves responsibility for payments arising out of the Fibreboard insurance policies. Under the Casualty-Pacific Agreement, Casualty and Pacific Indemnity have agreed to pay 64.71% and 35.29%, respectively, of the $1,525.0 to be used to satisfy the claims of future claimants, plus certain expenses. The $1,525.0 has already been deposited into an escrow for such purpose. As a result of final approval of the Trilateral Agreement, Pacific Indemnity's share for unsettled present claims and presently settled claims will be $635.0.

Through December 31, 1996, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 135,200 claims, for an estimated settlement amount of approximately $1,600.0 plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $1,310.0 was paid through December 31, 1996, including approximately $500.0 paid in the fourth quarter of 1996 as a result of the Trilateral Agreement becoming final. As described above, such payments are partially recoverable from Pacific Indemnity. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

Casualty believes that final court approval of the Trilateral Agreement and its implementation has eliminated any further material exposure with respect to the Fibreboard matter, and subsequent reserve adjustments, if any, will not materially affect the equity of the Company.

Tobacco Litigation - Lawsuits are being filed with increasing frequency against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes or exposure to tobacco smoke. Plaintiffs have asserted claims based on, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products.

Conventional smoking and health cases - There are 321 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts. Lorillard is a defendant in 84 of these cases. The Company is a defendant in five of these cases.

Plaintiffs in these cases seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100.0 in compensatory damages and $600.0 in punitive damages.

On August 23, 1996 the jury in Rogers v. R.J. Reynolds Tobacco Company, et al. (District Court, Marion County, Indiana), returned a verdict in favor of the defendants. Neither Lorillard nor the Company was a party in Rogers. Plaintiff has noticed an appeal.

On August 9, 1996 the jury in Carter v. Brown & Williamson Tobacco Corporation (District Court, Duval County, Florida), returned a verdict in favor of the plaintiffs and awarded them $0.8 in actual damages. Brown & Williamson Tobacco Corporation, the only defendant in the case, has noticed an appeal.

Class Actions - In addition to the foregoing cases, there are 23 purported class actions pending against cigarette manufacturers. Lorillard is a defendant in 22 of these cases and the Company is a defendant in 13 of these cases. Three of the cases, including two that name the Company as a defendant, have not been served. Nineteen of the purported class actions against Lorillard seek damages for alleged nicotine addiction and health effects claimed to have resulted from the use of cigarettes; one alleges health effects from exposure to tobacco smoke; one seeks compensation on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations; and one seeks disclosure of additives used in cigarettes. Theories of liability include a broad range of product liability theories, theories based upon consumer protection statutes and fraud and misrepresentation. These purported class actions are described below. Unless otherwise noted, each of these cases is in the pre-trial, discovery stage.

Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991). The class consists of flight attendants claiming injury as a result of exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in this case. Plaintiffs seek an unspecified amount in compensatory damages and $5,000.0 in punitive damages. The trial court granted plaintiffs' motion for class certification on December 12, 1994. Defendants' appeal of this ruling to the Florida Court of Appeal has been denied. Defendants' motion to reconsider the ruling or to certify it to the Florida Supreme Court has been denied. Defendants' attempts to appeal to the Florida Supreme Court have been denied. Trial in this matter is scheduled to begin on June 2, 1997.

Castano v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed March 29, 1994). The purported class consists of individuals in the United States who are allegedly nicotine-dependent and their estates and heirs. Plaintiffs are represented by a well-funded and coordinated consortium of over 60 law firms from around the United States. The Company and Lorillard are defendants in this case. Plaintiffs seek unspecified amounts in actual damages and punitive damages. The court issued an order on February 17, 1995 that granted in part plaintiffs' motion for class certification. On appeal, the United States Court of Appeals for the Fifth Circuit issued an order decertifying the class. The Court of Appeals ordered the trial court to enter an order dismissing the class action allegations in plaintiffs' complaint. A dismissal order has not been entered to date.

Granier v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed September 26, 1994). Plaintiffs seek certification of a class comprised of all residents of the United States who are addicted to nicotine, and of survivors who claim their decedents were addicted to nicotine. Lorillard is a defendant in this case. Plaintiffs seek unspecified actual damages and punitive damages and the creation of a medical monitoring fund to monitor the health of individuals allegedly injured by their addiction to nicotine.

Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). The purported class consists of citizens and residents of the United States, and their survivors who have, or who have died from, diseases and medical conditions allegedly caused by smoking cigarettes containing nicotine. Lorillard is a defendant in this case. Plaintiffs seek actual and punitive damages in excess of $200,000.0, and the creation of a medical fund to compensate individuals for future health care costs. Plaintiffs' motion for class certification was granted by the court on October 31, 1994. Defendants' appeal of this ruling to the Florida Court of Appeal was denied, although the court has modified the class certification order and has limited plaintiffs' class to citizens or residents of Florida. Defendants' motion to reconsider this ruling has been denied. The Florida Supreme Court has denied defendants' petition to invoke the discretionary jurisdiction of the court to review the class certification rulings. Trial in this matter is scheduled to begin on September 8, 1997.

Lacey v. Lorillard Tobacco Company, et al. (U.S. District Court, Northern District, Alabama, filed March 15, 1994). Plaintiff alleges that the defendants, Lorillard and two other cigarette manufacturers, did not disclose to the plaintiff or other cigarette smokers in the State of Alabama the nature, type, extent and identity of additives that the defendants allegedly caused or allowed to be made a part of cigarettes or cigarette components. Plaintiff requests injunctive relief requiring defendants to list the additives that defendants have caused or allowed to be placed in cigarettes sold in Alabama. Plaintiff seeks monetary damages not to exceed forty-eight thousand five hundred dollars for any individual. The U.S. District Court has granted defendants' motion for summary judgment. Final judgment in favor of the defendants has not been entered and the time for plaintiff to notice an appeal has not begun.

Norton v. RJR Nabisco Holdings Corporation, et al. (U.S. District Court, Southern District, Indiana, filed May 3, 1996). Plaintiffs seek certification of a class comprised of all allegedly nicotine-dependent persons in the state of Indiana who have purchased and smoked cigarettes manufactured by the defendant tobacco companies since January 1, 1940; the estates, representatives and administrators of allegedly nicotine-dependent smokers; and the spouses, children and dependent relatives of allegedly nicotine-dependent smokers. The Company and Lorillard are defendants in this case. Plaintiffs seek unspecified amounts in actual damages and punitive damages; applicable damages for violation of Indiana's deceptive business practices statute; and creation of a medical monitoring fund.

Richardson v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 24, 1996). Plaintiffs seek certification of a class comprised of citi-

zens or residents of Maryland who allege they or their decedents have, or have died from, diseases or medical conditions caused by addiction to smoking cigarettes or using other tobacco products containing nicotine. Lorillard is a defendant in this case. The Company was named as a defendant but plaintiffs voluntarily dismissed it. Plaintiffs seek unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund, smoking cessation programs, and a corrective public education campaign.

Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). Plaintiffs seek certification of a class of residents of Louisiana and the estates, representatives, administrators, spouses, children or significant others of Louisiana residents who allegedly are or were nicotine-dependent. The Company and Lorillard are defendants in this case. Plaintiffs seek an unspecified amount of actual damages and the creation of a medical monitoring fund.

Reed v. Philip Morris Incorporated, et al. (Superior Court, District of Columbia, filed June 21, 1996). Plaintiff seeks certification of a class of residents of Washington, D.C., who allege they or their decedents are or were addicted to cigarettes. The Company and Lorillard are defendants in this case. Plaintiff seeks actual damages in an amount specified to be in excess of $0.5 for each class member; punitive damages in an amount specified to be in excess of $1.0 for each class member; an unspecified amount in treble damages; and the funding of a medical monitoring fund and of smoking cessation programs.

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

Arch v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Pennsylvania, filed August 8, 1996). Plaintiffs seek class certification on behalf of residents of Pennsylvania who allegedly are or were nicotine-dependent, or the estates, representatives, administrators, spouses, children or relatives of the allegedly nicotine-dependent smokers. The Company and Lorillard are defendants in this case. Plaintiffs seek unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund and of smoking cessation programs. Trial in this case is scheduled to begin on October 14, 1997.

Harris v. The American Tobacco Company, et al. (U.S. District Court, Middle District, Pennsylvania, filed March 1, 1996; service not effected on any defendants until October 1996). Plaintiffs, who are incarcerated in federal correctional facility, are appearing pro se and in forma pauperis and sought certification of the case as a class action on behalf of all residents of the United States who allege they or their decedents are or were nicotine dependent. The Company and Lorillard are defendants in this case. The court entered an order on its own motion that dismissed the class action allegations. Plaintiffs seek unspecified amounts in actual damages, punitive damages and the creation of a medical monitoring fund. The court has entered an order granting a motion to dismiss filed by several of the defendants named in the complaint, including the Company and Lorillard, but final judgment has not been entered in their favor and the time for plaintiffs to notice an appeal has not begun.

Lyons v. The American Tobacco Company, et al. (U.S. District Court, Southern District, Alabama, filed August 8, 1996). Plaintiffs seek class certification on behalf of residents of the states of Alabama and North Carolina who allegedly are addicted to cigarette smoking and on behalf of individuals whose claims are derivative of the claims of the allegedly addicted smokers. Lorillard is a defendant in this case. Plaintiffs seek unspecified amounts in actual damages, punitive damages and a medical monitoring fund.


Chamberlain v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio, filed August 14, 1996). Plaintiffs seek class certification on behalf of all residents of Ohio who allege they or their decedents are or were nicotine dependent. The Company and Lorillard are defendants in this case. Plaintiffs seek unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund.

Masepohl v. American Tobacco Company, Inc., et al. (U.S. District Court, Minnesota, filed September 4, 1996). Plaintiff seeks class certification on behalf of all residents of Minnesota who allege they or their decedents are or were nicotine dependent. The Company and Lorillard are defendants in this case. Plaintiff seeks an unspecified amount in actual damages and the creation of a medical monitoring fund.

Perry v. The American Tobacco Company, et al. (United States District Court, Eastern District, Tennessee, filed September 30, 1996). Plaintiffs seek certification of the case as a class action on behalf of individuals who have paid medical insurance premiums to a Blue Cross and Blue Shield organization. Lorillard is a defendant in this case. Plaintiffs seek recovery of the funds expended by members of the purported class for premiums paid to Blue Cross and Blue Shield entities.

Connor v. The American Tobacco Company, et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed October 10, 1996). Plaintiffs seek certification of the case as a class action on behalf of New Mexico residents who allege they or their decedents are or were nicotine dependent. The Company and Lorillard are defendants in this case. Plaintiffs seek unspecified amounts in actual damages and punitive damages, and the creation and implementation of a medical monitoring fund.

Ruiz v. The American Tobacco Company, et al. (United States District Court, District of Puerto Rico, filed October 23, 1996). Plaintiffs seek certification of the case as a class action on behalf of residents of the Commonwealth of Puerto Rico who allege they or their decedents are or were nicotine dependent. Lorillard is a defendant in this case. Plaintiffs seek unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund.

McGinty v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Arkansas, filed November 4, 1996). Plaintiffs seek class certification on behalf of all residents of Arkansas who allege they or their decedents are or were nicotine dependent. The Company and Lorillard are defendants in this case. Plaintiffs seek restitution and refunds of the sums paid by class members to purchase cigarettes; disgorgement of the profits from the sale of cigarettes; a medical monitoring fund; an unspecified amount in actual damages; and an unspecified amount in punitive damages.

McCune v. American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed January 31, 1997). Plaintiff seeks certification of the case as a class action on behalf of residents of West Virginia who allege they or their decedents are or were nicotine dependent. Lorillard is a defendant in the case. Plaintiff seeks unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund. To date, none of the defendants have received service of process.

Emig v. American Tobacco Company, et al. (District Court, Eighteenth Judicial District, Sedgwick County, Kansas, filed February 6, 1997). Plaintiffs seek certification of the case as a class action on behalf of residents of Kansas who allege they or their decedents are or were nicotine dependent. The Company and Lorillard are defendants in the case. Plaintiffs seek unspecified amounts in actual damages, disgorgement of profits and the creation of a medical monitoring fund. To date, none of the defendants have received service of process.

Peterson v. American Tobacco Company, et al. (Circuit Court, First Circuit, Hawaii, filed February 6, 1997). Plaintiffs seek certification of the case as a class action on behalf of residents of Hawaii who allege they or their decedents are or were nicotine dependent. The Company and Lorillard are defendants in the case. Plaintiffs seek unspecified amounts in actual damages and punitive damages, disgorgement of profits and the creation of a medical monitoring fund. To date, none of the defendants have received service of process.

In addition to the above, neither the Company nor Lorillard are defendants in the case of Smith v. Brown & Williamson, pending in the United States District Court for the Western District of Missouri. Plaintiff seeks certification of the case as a class action on behalf of residents of Missouri who allege they have been injured as a result of their nicotine dependence upon cigarettes manufactured by Brown & Williamson.

Reimbursement Cases - In addition to the foregoing cases, there are 26 actions (one of which is unserved) pending in which governmental entities and in one case health insurers, seek recovery of funds expended by them, to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Lorillard is named as a defendant in all 26 such actions. The Company is named as a defendant in five of them (one of which is unserved). In addition to the suits filed by governmental entities, private citizens represented by private counsel have filed three suits in relation to reimbursement of funds expended by respective states in providing health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to tobacco smoke. One of the three cases has not been served. The Company and Lorillard are named as defendants in each of the three cases, including the one that has not been served. These cases are described below. Unless otherwise noted, each of these cases is in the pre-trial, discovery stage.

Moore v. The American Tobacco Company, et al. (Chancery Court, Jackson County, Mississippi, filed May 23, 1994), filed by the Attorney General of Mississippi. Lorillard is a defendant in the case. The Company was named as a defendant but plaintiff voluntarily dismissed it. Trial in this case is scheduled to begin on June 2, 1997.

McGraw v. The American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed September 20, 1994), filed by the Attorney General of West Virginia. The Company and Lorillard are defendants in this case. Plaintiffs filed a third amended complaint that contained claims on behalf of the State of West Virginia Department of Health and Human Resources.

State of Minnesota v. Philip Morris Incorporated, et al. (District Court, Ramsey County, Minnesota, filed August 17, 1994), filed by the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota. Lorillard is a defendant in the case. The Minnesota Supreme Court has issued an order ruling that plaintiff Blue Cross & Blue Shield of Minnesota ("Blue Cross") does not have standing to pursue tort claims against the defendants. The Minnesota Supreme Court order permits Blue Cross to proceed with its claims that defendants violated antitrust and consumer protection statutes. The Minnesota Supreme Court's order permits Blue Cross to pursue its equitable claims for injunctive relief but bars Blue Cross from pursuing money damages for the equitable claims. Trial in this matter is scheduled to begin on January 19, 1998.

Commonwealth of Massachusetts v. Philip Morris Inc., et al. (Superior Court, Middlesex County, Massachusetts, filed December 19, 1995), filed by the Attorney General of Massachusetts. Lorillard is a defendant in the case.

Ieyoub v. The American Tobacco Company, et al. (District Court, Calcasieu Parish, Louisiana, filed March 13, 1996), filed by the Attorney General of Louisiana. The Company and Lorillard are defendants in the case.

The State of Texas v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Texas, filed March 28, 1996), filed by the Attorney General of Texas. Lorillard is a defendant in the case. Trial in this case is scheduled to begin on September 29, 1997.

State of Maryland v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 1, 1996), filed by the Attorney General of Maryland. Lorillard is a defendant in the case. The Company was named as a defendant but plaintiff voluntarily dismissed it.

State of Washington v. The American Tobacco Company, et al. (Superior Court, King County, Washington, filed June 5, 1996), filed by the Attorney General of Washington. Lorillard is a defendant in the case.

City and County of San Francisco, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Northern District, California, filed June 6, 1996), filed by the City and County of San Francisco on behalf of the citizens of the state of California. Lorillard is a defendant in the case.

State of Connecticut v. Philip Morris Incorporated, et al. (Superior Court, Litchfield District, Connecticut, filed

July 18, 1996), filed by the Attorney General of Connecticut. Lorillard is a defendant in the case.

The State of Florida, et al. v. The American Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida, filed February 22, 1995), filed by the State of Florida, the Governor of Florida, and two state agencies. This case has been brought under a Florida statute that permits the state to sue a manufacturer to recover Medicaid costs incurred by the state that are claimed to result from the use of the manufacturer's product. The statute permits causation and damages to be proven by statistical analysis, abrogates all affirmative defenses, adopts a "market share" liability theory, applies joint and several liability and eliminates the statute of repose. An action for declaratory judgment has been commenced in Florida state court by companies and trade associations in several potentially affected industries challenging this statute. In June 1995, a ruling was issued by a Florida state court that granted in part this motion for declaratory judgment. Both parties appealed the ruling to the Florida Court of Appeal. The appeal subsequently was transferred to the Florida Supreme Court. On June 27, 1996, the Florida Supreme Court affirmed in part and reversed in part the trial court's judgment. The plaintiffs in the declaratory judgment action have filed a petition for writ of certiorari with the United States Supreme Court. The United States Supreme Court has not ruled as to whether it will accept jurisdiction of the petition. Lorillard understands that several other states, and the Congress, have considered or are considering legislation similar to that passed in Florida. The court granted the Company's motion to dismiss on September 16, 1996. Plaintiffs noticed an appeal to the Florida Court of Appeals from the September 16, 1996 order. Plaintiffs filed a third amended complaint on November 1, 1996 that added certain statutory counts, including one under a Florida statute that permits plaintiffs to seek treble damages and a claim for punitive damages. The third amended complaint reasserted claims against the Company. The court granted the Company's motion to dismiss the third amended complaint on December 6, 1996. Plaintiffs have amended their notice of appeal to reflect the December 6, 1996 order. Trial in this case is scheduled to begin August 4, 1997.

The County of Los Angeles, et al. v. R.J. Reynolds Tobacco Company, et al. (Superior Court, San Diego County, California, filed August 5, 1996), filed by public attorneys for the County of Los Angeles. Lorillard is a defendant in the case.

The State of Arizona, et al. v. The American Tobacco Company, et al. (Superior Court, Maricopa County, Arizona, filed August 20, 1996), filed by the Attorney General of Arizona. Lorillard is a defendant in the case.

The State of Kansas v. R.J. Reynolds Tobacco Company, et al. (District Court, Shawnee County, Kansas, filed August 20, 1996), filed by the Attorney General of Kansas. Lorillard is a defendant in the case.

Kelley v. Philip Morris Incorporated, et al. (Circuit Court, Ingham County, Michigan, filed August 21, 1996), filed by the Attorney General of Michigan. Lorillard is a defendant in the case.

People of the State of California v. Philip Morris Incorporated, et al. (Superior Court, San Francisco County, California, filed September 5, 1996), filed by 12 California counties, the cities of San Francisco and San Jose, the California Division of the American Cancer Society, the California chapter of the American Heart Association, the California Medical Association, and the California District of the American Academy of Pediatrics. Lorillard is a defendant in the case.

State of New Jersey v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Middlesex County, New Jersey, filed September 10, 1996), filed by the Attorney General of New Jersey. Lorillard is a defendant in the case.

State of Oklahoma, et al. v. R.J. Reynolds Tobacco Company, et al. (District Court, Cleveland County, Oklahoma, filed September 11, 1996), filed by the Attorney General of Oklahoma on behalf of the state, the Oklahoma Health Care Authority, and the Oklahoma Departments of Human Services, Veterans Affairs, and Health. The Company and Lorillard are defendants in the case.

State of Utah v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Central Division, Utah, filed September 30, 1996), filed by the Attorney General of Utah. The Company and Lorillard are defendants in the case.

City of New York, et al. v. The Tobacco Institute, et al. (U.S. District Court, Southern District, New York, filed October 17, 1996), filed by the Corporation Counsel of the City of New York on behalf of the city and the

New York City Health and Hospitals Corporation. Lorillard is a defendant in the case.

People of the State of Illinois v. Philip Morris, Inc., et al. (Circuit Court, Cook County, Illinois, filed November 12, 1996), filed by the Attorney General of Illinois. Lorillard is a defendant in the case.

State of Iowa v. R.J. Reynolds Tobacco Company, et al. (District Court, Fifth Judicial District, Polk County, Iowa, filed November 27, 1996), filed by the Attorney General of Iowa. The Company and Lorillard are defendants in the case.

County of Erie v. The Tobacco Institute, Inc., et al. (Supreme Court, Erie County, New York, filed January 14, 1997), filed by public attorneys for Erie County, New York. Lorillard is a defendant in the case.

State of New York v. The American Tobacco Company, et al. (U.S. District Court, Southern District, New York, filed January 21, 1997), filed by public attorneys for the State of New York. Plaintiffs seek restitution, unspecified amounts in actual damages, punitive damages, and treble damages, and the funding of a clinical smoking cessation program. Lorillard is a defendant in the case.

State of Hawaii v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, First Circuit, Hawaii, filed January 31, 1997), filed by the Attorney General of Hawaii. Plaintiff seeks restitution, unspecified amounts in actual damages, punitive damages and treble damages, disgorgement of profits, and the funding of smoking cessation campaign. Lorillard is a defendant in the case.

State of Wisconsin v. Philip Morris Incorporated, et al. (Circuit Court, Dane County, Wisconsin, filed February 5, 1997), filed by the Attorney General of Wisconsin. Plaintiff seeks restitution, unspecified amounts in actual damages, punitive damages and treble damages, disgorgement of profits, and the funding of a smoking cessation program. Lorillard is a defendant in the case.

The states pursuing the foregoing efforts are doing so at the urging and with the assistance of well known members of the plaintiffs bar who have been meeting with attorneys general in other states to encourage them to file similar suits.

Bleakley, et al. v. Engler, et al. (U.S. District Court, Eastern District, Michigan, filed March 21, 1996), filed by private citizens. Plaintiffs seek a writ of mandamus compelling the Governor of the State of Michigan to direct its Attorney General to file a reimbursement suit against the cigarette manufacturers and their holding companies named as defendants in the case. In the alternative, the complaint seeks certification as a class action with the named plaintiffs representing a class defined as the taxpayers of the State of Michigan. The Company and Lorillard are named as defendants in the case. Neither the Company nor Lorillard have received service of process of this suit.

Crozier v. The American Tobacco Company, et al. (U.S. District Court, Middle District, Alabama, filed August 8, 1996), filed by private citizens who seek class certification on behalf of the taxpayers of Alabama. Plaintiffs seek recovery of funds expended by the State of Alabama in providing health care to individuals allegedly injured by cigarette smoking. The Company and Lorillard are defendants in the case. Plaintiffs seek unspecified amounts in actual damages and punitive damages.

Coyne v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio, filed September 17, 1996), filed by private citizens who seek class certification on behalf of the taxpayers of Ohio. Plaintiffs seek recovery of funds expended by the State of Ohio in providing health care through its Medicaid, State Teachers Retirement System and the State Public Employment Retirement System programs to individuals allegedly injured by cigarette smoking. The Company and Lorillard are defendants in the case. Plaintiffs seek unspecified amounts in restitution and punitive damages, disgorgement of profits, and the funding of smoking cessation and corrective public education campaigns.

Lorillard, other cigarette manufacturers and others have commenced suits in eight states that seek declaratory judgment or injunctive relief as to the authority of the states or state agencies to commence actions seeking recovery of funds expended to provide health care for citizens with injuries allegedly caused by cigarette smoking, or to retain private counsel under a contingent fee contract to pursue such actions. The case of Philip Morris Incorporated, et al.
v. Harshbarger was

filed on November 28, 1995 in the U.S. District Court of Massachusetts. The case of Philip Morris Incorporated, et al. v. Morales, et al., was filed on November 28, 1995 in the District Court of Travis County, Texas. This action has been abated by the trial court pending resolution of State of Texas v. The American Tobacco Company, et al. The case of Philip Morris Incorporated, et al. v. Glendening, et al. was filed on January 22, 1996 in the Circuit Court of Talbot County, Maryland. The court has entered an order denying plaintiffs' motion for summary judgment and granting defendants' motion for summary judgment. The tobacco companies have noticed an appeal to the Maryland Court of Appeals. The case of Philip Morris Incorporated, et al. v. Blumenthal was filed on June 28, 1996 in U.S. District Court for the District of Connecticut. On December 23, 1996, the court granted a motion to dismiss filed by the defendant Attorney General. The plaintiff tobacco companies have filed a notice of appeal from the dismissal order to the United States Court of Appeals for the First Circuit. The case of Philip Morris Incorporated, et al. v. Graham, et al. was filed on July 15, 1996 in the District Court of Salt Lake County, Utah. The case of Philip Morris Incorporated, et al. v. Verniero, et al., was filed on August 20, 1996, in the Superior Court of Mercer County, New Jersey. The case subsequently was transferred to the Superior Court of Middlesex County, New Jersey. The case of Philip Morris Incorporated, et al. v. Bronster, was filed on August 28, 1996, in the United States District Court for the District of Hawaii. The case of Philip Morris Incorporated, et al. v. Botelho was filed on January 8, 1997, in the United States District Court for the District of Alaska.

Filter Cases - In addition to the foregoing cases, several cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Twelve such cases are pending in federal and state courts against Lorillard. Allegations of liability against Lorillard include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10.0 in compensatory damages and $100.0 in punitive damages. Trials were held in three cases of this type during 1996. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay the amount of one hundred forty thousand dollars. Lorillard has noticed an appeal to the California Court of Appeals. Trials were held in three cases of this type during 1995. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay an amount between $1.8 and $2.0 in actual and punitive damages. The precise amount to be paid by Lorillard will be determined at a later date if the verdict withstands review by appellate courts. Lorillard has noticed an appeal from the judgment in plaintiffs' favor.

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

In addition to the defenses based on preemption under the Supreme Court decision referred to above, Lorillard believes that it has a number of other valid defenses to pending cases. These defenses, where applicable, include, among others, statutes of limitations or repose, assumption of the risk, comparative fault, the lack of proximate causation, and the lack of any defect in the product alleged by a plaintiff. Lorillard believes, and has been so advised by counsel, that some or all of these defenses may, in any of the pending or anticipated cases, be found by a jury or court to bar recovery by a plaintiff. Application of valid defenses, including those of preemption, are likely to be the subject of further legal proceedings in the class action cases and in the reimbursement cases.

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

Note 20. Business Segments -

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 84% owned subsidiary, "CNA"); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary, "Lorillard"); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary, "Loews Hotels"); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 51% owned subsidiary, "Diamond Offshore"); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary, "Bulova").

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

Diamond Offshore's business primarily consists of operating 46 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Currently 65% of these rigs operate in the Gulf of Mexico, 9% operate in the North Sea and the remaining 26% are located in various foreign markets.

Bulova distributes and sells watches and clocks under the brand names of Bulova, Caravelle and Accutron with substantially all of its sales in the United States and Canada. All watches and clocks are purchased from foreign suppliers.

The following table sets forth the major sources of the Company's consolidated revenues, income and assets.

Year Ended December 31                                           1996          1995         1994
-------------------------------------------------------------------------------------------------

Revenues (a):
  Property and casualty insurance                           $12,990.4     $11,092.1    $ 8,088.6
  Life insurance (b)                                          4,043.8       3,617.0      2,903.8
  Cigarettes                                                  2,216.7       2,054.3      1,915.6
  Hotels (c)                                                    200.6         218.0        217.4
  Drilling                                                      648.2         339.5        303.7
  Watches and clocks                                            120.8         109.5        151.5
  Investment income-net (d)                                     237.6       1,259.3        (90.1)
  Other and eliminations-net                                    (15.7)        (12.3)        24.7
-------------------------------------------------------------------------------------------------
Total                                                       $20,442.4     $18,677.4    $13,515.2
=================================================================================================

Year Ended December 31                                           1996          1995         1994
-------------------------------------------------------------------------------------------------

Income contribution (a)(e):
  Property and casualty insurance                           $ 1,287.1     $   953.6    $  (107.7)
  Life insurance                                                327.7         330.8         93.2
  Cigarettes                                                    721.6         635.4        584.0
  Hotels (c)                                                     22.0          32.3         48.9
  Drilling                                                      215.1          13.9        (14.2)
  Watches and clocks                                             12.4           8.2          4.1
  Investment income-net (d)                                     230.8       1,255.0        (93.5)
  Other                                                           5.2           1.7         30.1
-------------------------------------------------------------------------------------------------
Total                                                       $ 2,821.9     $ 3,230.9    $   544.9
=================================================================================================

Net income (a):
  Property and casualty insurance                           $   700.4     $   530.1    $    39.0
  Life insurance                                                174.9         163.2         30.6
  Cigarettes                                                    429.9         368.2        352.5
  Hotels (c)                                                      6.9          16.8         19.5
  Drilling                                                       52.1          (8.7)       (35.7)
  Watches and clocks                                              6.8           2.8          1.1
  Investment income-net (d)                                     152.2         813.3        (59.9)
  Corporate interest expense                                    (72.2)        (64.5)       (62.8)
  Corporate expense and other-net                               (67.1)        (55.5)       (16.5)
-------------------------------------------------------------------------------------------------
Total                                                       $ 1,383.9     $ 1,765.7    $   267.8
=================================================================================================

Identifiable assets:
  Property and casualty insurance                           $46,999.7     $47,108.3    $31,915.9
  Life insurance                                             14,040.5      13,101.4     12,350.3
  Cigarettes                                                    690.8         620.9        542.2
  Hotels                                                        231.2         214.2        182.8
  Drilling                                                    1,574.5         618.1        527.4
  Watches and clocks                                            148.6         134.1        164.8
  Investment income                                           4,617.5       3,813.2      4,234.1
  Corporate                                                      31.0          19.8         63.5
  Other and eliminations-net                                   (650.8)       (113.1)       355.0
-------------------------------------------------------------------------------------------------
Total                                                       $67,683.0     $65,516.9    $50,336.0
=================================================================================================

(a) Investment gains (losses) included in Revenues, Income contribution and Net income are as follows:


Year Ended December 31                                            1996          1995        1994
-------------------------------------------------------------------------------------------------

Revenues:
  Property and casualty insurance                               $473.6      $  320.6     $(164.1)
  Life insurance                                                 163.6         139.2       (81.0)
  Investment income-net                                           40.7       1,120.2      (201.9)
-------------------------------------------------------------------------------------------------
Total                                                           $677.9      $1,580.0     $(447.0)
=================================================================================================

Income contribution:
  Property and casualty insurance                               $473.6      $  320.6     $(164.1)
  Life insurance                                                 149.3         131.4       (70.1)
  Investment income-net                                           40.7       1,120.2      (201.9)
-------------------------------------------------------------------------------------------------
Total                                                           $663.6      $1,572.2     $(436.1)
=================================================================================================

Net income:
  Property and casualty insurance                               $255.6      $  174.8     $ (86.6)
  Life insurance                                                  80.5          71.9       (37.8)
  Investment income-net                                           28.4         726.5      (131.3)
-------------------------------------------------------------------------------------------------
Total                                                           $364.5      $  973.2     $(255.7)
=================================================================================================

(b) Includes $2,100.0, $1,900.0 and $1,800.0 under contracts covering U.S. government employees and their dependents for the respective periods.
(c) Includes pre-tax and after tax gain on sale of two hotels leased to others amounting to $30.2 and $15.4, respectively, for the year ended December 31, 1994.
(d) Consists of investment income of non-insurance operations. Investment income of insurance operations is included in the Revenues, Income contribution and Net income of the related insurance operations.
(e) Consists of income before minority interest and allocation for financial reporting purposes of interest expense, corporate expense and income taxes.

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

                                                                         Page
      2. Financial Statement Schedules:                                 Number
                                                                        ------

Independent Auditors' Report .........................................    L-1
Loews Corporation and Subsidiaries:
  Schedule I-Condensed financial information of Registrant for the
   years ended December 31, 1996, 1995 and 1994 ......................    L-2
  Schedule II-Valuation and qualifying accounts for the years ended
   December 31, 1996, 1995 and 1994 ..................................    L-6
  Schedule V-Supplemental information concerning property/casualty insurance operations for the years ended December 31, 1996, 1995
   and 1994 ..........................................................    L-7

      3. Exhibits:

                                                                        Exhibit
                                Description                             Number
                                -----------                             -------

  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

      Merger Agreement, dated as of December 6, 1994, by and among
      CNA Financial Corporation, Chicago Acquisition Corp. and The
      Continental Corporation is incorporated herein by reference to
      Exhibit 2 to CNA Financial Corporation's (Commission File Number
      1-5823) Report on Form 8-K filed December 9, 1994 ...............    2.01

  (3) Articles of Incorporation and By-Laws

      Restated Certificate of Incorporation of the Registrant,
      incorporated herein by reference to Exhibit 3 to Registrant's
      Report on Form 10-Q for the quarter ended June 30, 1996 .........    3.01

      By-Laws of the Registrant as amended to date, incorporated herein by reference to Exhibit 3.01 to Registrant's Report on Form 10-Q
      for the quarter ended September 30, 1996 ........................    3.02

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

                                                                        Exhibit
                                Description                             Number
                                -----------                             -------
 (10) Material Contracts

      Employment Agreement between Registrant and Laurence A. Tisch dated March 1, 1971 as amended through February 20, 1996 is incorporated herein by reference to Exhibit 10.01 to Registrant's
      Reports on Form 10-K for the years ended December 31, 1981,
      1983, 1984, 1985, 1986, 1988, 1989, 1992, 1994 and 1995 .........   10.01

      Employment Agreement dated as of March 1, 1988 between Registrant and Preston R. Tisch as amended through February 20, 1996 is incorporated herein by reference to Exhibit 10.05 to Registrant's
      Report on Form 10-K for the years ended December 31, 1987,
      1989 and 1992 and to Exhibit 10.02 to Registrant's Report on Form
      10-K for the year ended December 31, 1994 and 1995 ..............   10.02

      Continuing Service Agreement between a subsidiary of Registrant and Edward J. Noha, dated February 27, 1991 incorporated herein by reference to Exhibit 10.04 to Registrant's Report on Form 10-K
      for the year ended December 31, 1990 ............................   10.03

      Loews Corporation Benefits Equalization Plan as amended and
      restated as of December 31, 1996 ................................   10.04*

      Loews Corporation Deferred Compensation Plan as amended and
      restated as of December 31, 1995 ................................   10.05*

      Agreement between Fibreboard Corporation and Continental Casualty
      Company, dated April 9, 1993 is incorporated herein by reference to Exhibit A to Registrant's Report on Form 8-K filed April 12,
      1993 ............................................................   10.06

      Settlement Agreement entered into on October 12, 1993 by and among Fibreboard Corporation, Continental Casualty Company, CNA
      Casualty Company of California, Columbia Casualty Company and
      Pacific Indemnity Company is incorporated herein by reference to
      Exhibit 99.1 to Registrant's Report on Form 10-Q for the quarter
      ended September 30, 1993 ........................................   10.07

      Continental-Pacific Agreement entered into on October 12, 1993 between Continental Casualty Company and Pacific Indemnity
      Company is incorporated herein by reference to Exhibit 99.2 to
      Registrant's Report on Form 10-Q for the quarter ended September
      30, 1993 ........................................................   10.08

      Global Settlement Agreement among Fibreboard Corporation,
      Continental Casualty Company, CNA Casualty Company of California,
      Columbia Casualty Company, Pacific Indemnity Company and the
      Settlement Class dated December 23, 1993 is incorporated herein by reference to Exhibit 10.09 to Registrant's Report on Form 10-K
      for the year ended December 31, 1993 ............................   10.09

      Glossary of Terms in Global Settlement Agreement, Trust
      Agreement, Trust Distribution Process and Defendant Class
      Settlement Agreement dated December 23, 1993 is incorporated herein by reference to Exhibit 10.10 to Registrant's Report on
      Form 10-K for the year ended December 31, 1993 ..................   10.10

      Fibreboard Asbestos Corporation Trust Agreement dated December
      23, 1993 is incorporated herein by reference to Exhibit 10.11 to
      Registrant's Report on Form 10-K for the year ended December 31,
      1993 ............................................................   10.11

      Trust Distribution Process - Annex A to the Trust Agreement dated
      December 23, 1993 is incorporated herein by reference to Exhibit
      10.12 to Registrant's Report on Form 10-K for the year ended
      December 31, 1993 ...............................................   10.12

      Defendant Class Settlement Agreement dated December 23, 1993 is incorporated herein by reference to Exhibit 10.13 to Registrant's
      Report on Form 10-K for the year ended December 31, 1993 ........   10.13

                                                                        Exhibit
                                Description                             Number
                                -----------                             -------
      Escrow Agreement among Continental Casualty Company, Pacific
      Indemnity Company and the First National Bank of Chicago dated
      December 23, 1993 is incorporated herein by reference to Exhibit
      10.14 to Registrant's Report on Form 10-K for the year ended
      December 31, 1993 ...............................................   10.14

      Incentive Compensation Plan .....................................   10.15*

 (21) Subsidiaries of the Registrant

      List of subsidiaries of Registrant ..............................   21.01*

 (23) Consents of Experts and Counsel

      Consent of Deloitte & Touche LLP ................................   23.01*

 (27) Financial Data Schedule .........................................   27.01*


* Filed herewith

  (b) Reports on Form 8-K:

  In a report on Form 8-K dated December 11, 1996, the Company (i) stated that it sold $300 million principal amount of 6.75% senior notes due December 15, 2006 pursuant to an underwriting agreement executed on December 4, 1996, and
(ii) announced its intention to call for redemption, on or about January 15, 1997, the entire principal amount of its then currently outstanding 8.25% debentures due 2007 at the redemption price of 103.60% of the principal amount thereof.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LOEWS CORPORATION



Dated: March 26, 1997                        By       /s/ Peter W. Keegan
                                               ---------------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 26, 1997                        By      /s/ Laurence A. Tisch
                                               ---------------------------------
                                                 (Laurence A. Tisch, Co-Chairman
                                                 of the Board and Principal
                                                 Executive Officer)


Dated: March 26, 1997                        By       /s/ Peter W. Keegan
                                               ---------------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)


Dated: March 26, 1997                        By         /s/ Guy A. Kwan
                                               ---------------------------------
                                                   (Guy A. Kwan, Controller)


Dated: March 26, 1997                        By      /s/ Charles B. Benenson
                                               ---------------------------------
                                                 (Charles B. Benenson, Director)


Dated: March 26, 1997                        By         /s/ John Brademas
                                               ---------------------------------
                                                    (John Brademas, Director)


Dated: March 26, 1997                        By    /s/ Dennis H. Chookaszian
                                               ---------------------------------
                                               (Dennis H. Chookaszian, Director)

Dated: March 26, 1997                        By        /s/ Bernard Myerson
                                               ---------------------------------
                                                   (Bernard Myerson, Director)


Dated: March 26, 1997                        By        /s/ Edward J. Noha
                                               ---------------------------------
                                                   (Edward J. Noha, Director)


Dated: March 26, 1997                        By        /s/ Gloria R. Scott
                                               ---------------------------------
                                                   (Gloria R. Scott, Director)


Dated: March 26, 1997                        By        /s/ Andrew H. Tisch
                                               ---------------------------------
                                                   (Andrew H. Tisch, Director)


Dated: March 26, 1997                        By        /s/ James S. Tisch
                                               ---------------------------------
                                                   (James S. Tisch, Director)


Dated: March 26, 1997                        By       /s/ Jonathan M. Tisch
                                               ---------------------------------
                                                  (Jonathan M. Tisch, Director)


Dated: March 26, 1997                        By       /s/ Preston R. Tisch
                                               ---------------------------------
                                                  (Preston R. Tisch, Director)

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Shareholders of Loews Corporation:

  We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.







Deloitte & Touche LLP

New York, New York
February 12, 1997

                                                                      SCHEDULE I

                Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                              BALANCE SHEETS

                                  ASSETS


December 31                                                 1996            1995
--------------------------------------------------------------------------------
(In millions)

Current assets, principally investment in U.S.
 government securities .............................    $ 4,140.8       $3,226.3
Investments in securities ..........................        283.4          310.9
Investments in capital stocks of subsidiaries, at
 equity ............................................      6,908.1        6,368.3
Other assets .......................................         73.2            9.5
--------------------------------------------------------------------------------
     Total assets ..................................    $11,405.5       $9,915.0
================================================================================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ...........    $   618.4       $  407.9
Current maturities of long-term debt ...............        200.0
Securities sold under agreements to repurchase .....        447.8
Long-term debt, less current maturities (a) ........      1,271.6        1,170.2
Deferred income tax ................................        136.5           98.2
--------------------------------------------------------------------------------
     Total liabilities .............................      2,674.3        1,676.3
Shareholders' equity ...............................      8,731.2        8,238.7
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity ....    $11,405.5       $9,915.0
================================================================================

                                                                      SCHEDULE I
                                                                     (Continued)

               Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                            STATEMENTS OF INCOME


Year Ended December 31                         1996          1995          1994
--------------------------------------------------------------------------------
(In millions)

Revenues:
  Equity in income of subsidiaries (c) .   $1,324.0      $1,442.4       $ 369.3
  Investment gains (losses) ............       57.9         535.9        (199.0)
  Interest and other ...................      177.9         102.5         122.5
--------------------------------------------------------------------------------
     Total .............................    1,559.8       2,080.8         292.8
--------------------------------------------------------------------------------

Expenses:
  Administrative .......................       38.1          12.6           7.6
  Interest .............................      109.9          97.8          95.5
--------------------------------------------------------------------------------
     Total .............................      148.0         110.4         103.1
--------------------------------------------------------------------------------
                                            1,411.8       1,970.4         189.7
Income tax expense (benefit) (b) .......       27.9         204.7         (78.1)
--------------------------------------------------------------------------------
Net income .............................   $1,383.9      $1,765.7       $ 267.8
================================================================================

                                                                      SCHEDULE I
                                                                     (Continued)

                Condensed Financial Information of Registrant

                              LOEWS CORPORATION

                           STATEMENTS OF CASH FLOWS


Year Ended December 31                         1996          1995          1994
--------------------------------------------------------------------------------
(In millions)

Operating Activities:
  Net income ............................ $ 1,383.9     $ 1,765.7     $   267.8
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Undistributed earnings of affiliates     (879.9)       (327.6)       (104.0)
    Investment (gains) losses ...........     (57.9)       (535.9)        199.0
  Changes in assets and liabilities-net:
    Receivables .........................    (107.5)        174.3        (117.1)
    Accounts payable and accrued
     liabilities ........................      19.7         (37.8)        117.3
    Federal income taxes ................     (75.4)        226.8         (54.7)
    Investments classified as trading
     securities .........................    (247.2)
    Other-net ...........................      70.7          86.3           1.2
--------------------------------------------------------------------------------
                                              106.4       1,351.8         309.5
--------------------------------------------------------------------------------

Investing Activities:
  Purchases of securities ...............                  (395.4)       (424.6)
  Proceeds from sales of securities .....                 1,031.1         476.1
  Investments in and advances to
   subsidiaries-net .....................     (30.8)        557.5         (42.8)
  Net increase in short-term investments,
   primarily U.S. government securities .    (482.5)       (393.6)     (2,055.9)
  Securities sold under agreements to
   repurchase ...........................     447.8      (2,092.9)      2,092.9
  Change in other investments ...........      (1.0)         (2.2)        (24.2)
--------------------------------------------------------------------------------
                                              (66.5)     (1,295.5)         21.5
--------------------------------------------------------------------------------

Financing Activities:
  Dividends paid to shareholders ........    (116.2)        (73.8)        (60.2)
  Purchases of treasury shares ..........    (215.7)         (6.0)       (225.1)
  Principal payments on long-term debt ..                                 (15.7)
  Issuance of long-term debt ............     298.2
--------------------------------------------------------------------------------
                                              (33.7)        (79.8)       (301.0)
--------------------------------------------------------------------------------
Net change in cash ......................       6.2         (23.5)         30.0
Cash, beginning of year .................       1.6          25.1          (4.9)
--------------------------------------------------------------------------------
Cash, end of year ....................... $     7.8     $     1.6      $   25.1
================================================================================

                                                                      SCHEDULE I
                                                                     (Continued)

                 Condensed Financial Information of Registrant

--------------
Notes:

  (a) Long-term debt consisted of:


December 31                                                1996             1995
--------------------------------------------------------------------------------

      8.5% notes due 1998 (effective interest rate
       of 8.6%) (authorized, $125) ................    $  117.8         $  117.8
      6.8% notes due 2006 (effective interest rate
       of 6.8%) (authorized, $300) ................       300.0
      8.3% debentures due 2007 (effective interest
       rate of 8.4%) (authorized, $200) (1) .......       200.0            200.0
      8.9% debentures due 2011 (effective interest
       rate of 9.0%) (authorized, $175) ...........       175.0            175.0
      7.6% notes due 2023 (effective interest rate
       of 7.8%) (authorized, $300) (2) ............       300.0            300.0
      7% notes due 2023 (effective interest rate of
       7.2%) (authorized, $400) (3) ...............       400.0            400.0
--------------------------------------------------------------------------------
                                                        1,492.8          1,192.8
      Less unamortized discount ...................        21.2             22.6
           current maturities .....................       200.0
--------------------------------------------------------------------------------
                                                       $1,271.6         $1,170.2
================================================================================

      (1) Redeemed on January 15, 1997.
      (2) Redeemable in whole or in part at June 1, 2003 at 104%, and decreasing percentages thereafter.
      (3) Redeemable in whole or in part at October 15, 2003 at 102%, and decreasing percentages thereafter.

  The aggregate of long-term debt maturing in the next five years is $200.0 and $117.8 for the years ending December 31, 1997 and 1998, respectively.

  (b) The Company is included in a consolidated federal income tax return with certain of its subsidiaries and, accordingly, participates in the allocation of certain components of the consolidated provision for federal income taxes. Such taxes are generally allocated on a separate return bases.

  The Company has entered into separate tax allocation agreements with Bulova and CNA, majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiaries"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, CNA will pay Loews approximately $99.0 for 1996, and received from Loews approximately $78.0 and $26.0 for the years 1995 and 1994, respectively. The federal income tax to be received from Bulova amounted to approximately $3.7 for 1996 and Bulova has received approximately $0.8 and $0.1 for the years 1995 and 1994, respectively. Each agreement may be canceled by either of the parties upon thirty days' written notice. See Note 11 of the Notes to Consolidated Financial Statements of Loews Corporation and subsidiaries included in Item 8.

 (c) Cash dividends paid to the Company by affiliates amounted to $445.4, $1,085.7 and $265.3 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

                                For the Year Ended December 31, 1996

Deducted from assets:
 Allowance for
  discounts .........   $    2.0     $ 84.0                 $ 84.6(1)   $  1.4
 Allowance for
  doubtful accounts        301.0       36.4                   47.4       290.0
                        ------------------------------------------------------
     Total ..........   $  303.0     $120.4                 $132.0      $291.4
                        ======================================================
                                For the Year Ended December 31, 1995

Deducted from assets:
 Allowance for
  discounts .........   $    2.0     $ 78.0                 $ 78.0(1)   $  2.0
 Allowance for
  doubtful accounts        138.0       41.0     $143.5(2)     21.5       301.0
                        ------------------------------------------------------
     Total ..........   $  140.0     $119.0     $143.5      $ 99.5      $303.0
                        ======================================================
                                For the Year Ended December 31, 1994

Deducted from assets:
 Allowance for
  discounts .........   $    2.5     $ 71.9                 $ 72.4(1)   $  2.0
 Allowance for
  doubtful accounts        127.2       20.7                    9.9       138.0
                        ------------------------------------------------------
     Total ..........   $  129.7     $ 92.6                 $ 82.3      $140.0
                        ======================================================

-----------
Notes: (1) Discounts allowed.
       (2) Includes CIC allowance at acquisition.

                                                                      SCHEDULE V

                      LOEWS CORPORATION AND SUBSIDIARIES

   Supplemental Information Concerning Property/Casualty Insurance Operations


Consolidated Property/Casualty Entities
--------------------------------------------------------------------------------

Year Ended December 31                            1996         1995        1994
--------------------------------------------------------------------------------
(In millions)

Deferred policy acquisition costs ....         $ 1,084      $   969     $   592
Reserves for unpaid claim and claim
 expenses ............................          29,830       31,044      21,639
Discount, if any, deducted above
 (based on interest rates ranging from
 3.5% to 7.5%) .......................           2,459        2,449       1,951
Unearned premiums ....................           4,659        4,549       2,691
Earned premiums ......................          10,127        8,724       6,839
Net investment income ................           1,881        1,700       1,240
Claim and claim expenses related to
 current year ........................           7,922        6,787       5,611
Claim and claim expenses related to
 prior years .........................             (91)         122         (71)
Amortization of deferred policy
 acquisition costs ...................           2,179        1,783       1,329
Paid claim and claim expenses ........           9,201        7,058       5,027
Premiums written .....................          10,611        9,126       6,965

