Form 10-K405/A
period 1996-12-31
LOEWS CORP
filed 1997-04-09
CIK 60086

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-K/A

                  AMENDMENT NO. 1 TO FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

                               OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  ____________  to _____________


Commission File Number 1-6541


                       LOEWS CORPORATION
     (Exact name of registrant as specified in its charter)


            Delaware                              13-2646102
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)


         667 Madison Avenue, New York, N.Y. 10021-8087
      (Address of principal executive offices) (Zip Code)


                         (212) 545-2000
      (Registrant's telephone number, including area code)

  The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 as set forth in the pages attached hereto.


Part I:    Item  1.  Business.
                     (To correct typographical errors on pages 5 and 7)

                                LOEWS CORPORATION

                             INDEX TO AMENDMENT NO. 1
                     ANNUAL REPORT ON FORM 10-K/A FILED WITH THE
                         SECURITIES AND EXCHANGE COMMISSION

                        For the Year Ended December 31, 1996

Item                                                                        Page
 No.                                PART I                                   No.
----                                                                        ----
  1   BUSINESS ............................................................   3
        CNA Financial Corporation .........................................   3
        Lorillard, Inc. ...................................................  13
        Loews Hotels Holding Corporation ..................................  21
        Diamond Offshore Drilling, Inc. ...................................  22
        Bulova Corporation ................................................  24
        Other Interests ...................................................  24

      Signature ...........................................................  26

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

  The following table sets forth supplemental data on a GAAP basis, except where indicated, for the property/casualty business:


Year Ended December 31                         1996          1995(a)       1994
--------------------------------------------------------------------------------
(In millions of dollars)

Commercial Premiums Earned:
  Professional and specialty .........    $ 1,844.9     $ 1,557.7     $ 1,010.1
  General liability and commercial
   automobile ........................      1,754.1       1,648.9       1,261.1
  Workers' compensation ..............      1,542.5       1,475.8       1,426.3
  Reinsurance and other ..............      1,188.9         973.9         773.5
  Multiple peril .....................      1,046.9         869.9         389.0
  Accident and health ................        919.0         699.1         557.1
--------------------------------------------------------------------------------
                                          $ 8,296.3     $ 7,225.3     $ 5,417.1
================================================================================

Personal Premiums Earned:
  Personal lines packages ............    $ 1,063.3     $   781.6     $   562.6
  Monoline automobile and property
   coverages .........................        366.5         325.4         314.2
  Accident and health ................        168.9         107.8          88.9
--------------------------------------------------------------------------------
                                          $ 1,598.7     $ 1,214.8     $   965.7
================================================================================

Involuntary Risks Premiums Earned (b):
  Workers' compensation ..............    $   135.6     $   178.2     $   350.0
  Private passenger automobile .......         57.9          79.7          46.4
  Commercial automobile ..............         36.4          19.9          54.3
  Property and multiple peril ........          2.2           5.9           5.0
--------------------------------------------------------------------------------
                                          $   232.1     $   283.7     $   455.7
================================================================================

Net Investment and Other Income:
  Commercial .........................    $ 1,943.3     $ 1,713.1     $ 1,145.1
  Personal ...........................        353.0         230.4         177.6
  Involuntary risks ..................         93.4         104.3          88.1
--------------------------------------------------------------------------------
                                          $ 2,389.7     $ 2,047.8     $ 1,410.8
================================================================================

Year Ended December 31                         1996          1995(a)       1994
--------------------------------------------------------------------------------
(In millions of dollars)

Underwriting Loss:
  Commercial .........................    $  (853.1)    $  (920.8)    $  (945.7)
  Personal ...........................       (183.8)       (101.9)       (185.2)
  Involuntary risks ..................       (106.3)        (98.8)        (70.3)
--------------------------------------------------------------------------------
                                          $(1,143.2)    $(1,121.5)    $(1,201.2)
================================================================================
Trade Ratios-(c):
  Loss ratio  ........................         76.4%         77.9%         81.9%
  Expense ratio ......................         30.9%         29.4%         28.3%
  Combined ratio (before policyholder
   dividends) ........................        107.3%        107.3%        110.2%
  Policyholder dividend ratio ........          1.6%          3.0%          4.8%

Trade Ratios-Statutory basis (c):
  Loss ratio .........................         76.8%         78.6%         82.2%
  Expense ratio ......................         30.4%         29.2%         27.8%
  Combined ratio (before policyholder
   dividends) ........................        107.2%        107.8%        110.0%
  Policyholder dividend ratio ........          1.4%          2.1%          3.8%

Other Data-Statutory basis (d):
  Capital and surplus ................     $6,348.8      $5,695.9      $3,367.3
  Written to surplus ratio ...........          1.6           1.7           2.0

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

                                          Schedule of Property/Casualty Loss Reserve Development
--------------------------------------------------------------------------------------------------------------
Year Ended December 31     1986    1987    1988   1989    1990    1991    1992   1993   1994    1995    1996
                            (a)     (a)     (a)    (a)     (a)     (a)     (a)    (a)    (b)     (c)
--------------------------------------------------------------------------------------------------------------
(In millions of dollars)

Gross reserves for
 unpaid claim and
 claim expenses  ......        -       -       -       -  16,530  17,712  20,034 20,812 21,639  31,044 29,830
Ceded recoverable .....        -       -       -       -   3,440   3,297   2,867  2,491  2,705   6,089  6,095
--------------------------------------------------------------------------------------------------------------
Net reserves for
 unpaid claim and
 claim expenses .......    6,243   8,045   9,552  11,267  13,090  14,415  17,167 18,321 18,934  24,955 23,735
Net Paid (Cumulative)
 as of:
  One year later ......    1,335   1,763   2,040   2,670   3,285   3,411   3,706  3,629  3,656   6,510      -
  Two years later .....    2,383   2,961   3,622   4,724   5,623   6,024   6,354  6,143  7,087       -      -
  Three years later ...    3,197   4,031   4,977   6,294   7,490   7,946   8,121  8,764      -       -      -
  Four years later ....    3,963   5,007   6,078   7,534   8,845   9,218  10,241      -      -       -      -
  Five years later ....    4,736   5,801   6,960   8,485   9,726  10,950       -      -      -       -      -
  Six years later .....    5,339   6,476   7,682   9,108  11,207       -       -      -      -       -      -
  Seven years later ...    5,880   7,061   8,142  10,393       -       -       -      -      -       -      -
  Eight years later ...    6,382   7,426   9,303       -       -       -       -      -      -       -      -
  Nine years later ....    6,690   8,522       -       -       -       -       -      -      -       -      -
  Ten years later .....    7,738       -       -       -       -       -       -      -      -       -      -
Net Reserves
 Reestimated as of:
  End of initial year .    6,243   8,045   9,552  11,267  13,090  14,415  17,167 18,321 18,934  24,955 23,735
  One year later ......    6,642   8,086   9,737  11,336  12,984  16,032  17,757 18,250 18,922  24,864      -
  Two years later .....    6,763   8,345   9,781  11,371  14,693  16,810  17,728 18,125 18,500       -      -
  Three years later ...    6,989   8,424   9,796  13,098  15,737  16,944  17,823 17,868      -       -      -
  Four years later ....    7,166   8,516  11,471  14,118  15,977  17,376  17,765      -      -       -      -
  Five years later ....    7,314  10,196  12,496  14,396  16,440  17,329       -      -      -       -      -
  Six years later .....    9,022  11,239  12,742  14,811  16,430       -       -      -      -       -      -
  Seven years later ...   10,070  11,480  13,167  14,810       -       -       -      -      -       -      -
  Eight years later ...   10,317  11,898  13,174       -       -       -       -      -      -       -      -
  Nine years later ....   10,755  11,925       -       -       -       -       -      -      -       -      -
  Ten years later .....   10,823       -       -       -       -       -       -      -      -       -      -
--------------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (4,580) (3,880) (3,622) (3,543) (3,340) (2,914)   (598)   453    434      91      -
==============================================================================================================
Reconciliation to
 Gross Reestimated
 Reserves:

Net reserves
 reestimated ..........   10,823  11,925  13,174  14,810  16,430  17,329  17,765 17,868 18,500  24,864      -

Reestimated ceded
 recoverable ..........        -       -       -       -   2,855   2,610   2,046  1,918  2,472   6,262      -
--------------------------------------------------------------------------------------------------------------
Total gross
 reestimated reserves          -       -       -       -  19,285  19,939  19,811 19,786 20,972  31,126      -
==============================================================================================================
Net (Deficiency)
 Redundancy Related to:
  Asbestos claims .....   (3,021) (2,973) (2,917) (2,818) (2,681) (2,634)   (945)  (345)  (309)    (51)     -
  Environmental claims    (1,021) (1,007) (1,002)   (975)   (964)   (918)   (871)  (425)  (246)    (65)     -
--------------------------------------------------------------------------------------------------------------
  Total asbestos and
   environmental ......   (4,042) (3,980) (3,919) (3,793) (3,645) (3,552) (1,816)  (770)  (555)   (116)     -
  Other ...............     (538)    100     297     250     305     638   1,218  1,223    989     207      -
--------------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (4,580) (3,880) (3,622) (3,543) (3,340) (2,914)   (598)   453    434      91      -
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

                                                    Loews Corporation

                                                 By  /s/ Peter W. Keegan
                                                    _________________________

                                                    Peter W. Keegan
                                                    Senior Vice President
                                                    and Chief Financial Officer

Dated: April 9, 1997

