Form 10-Q
period 1997-03-31
LOEWS CORP
filed 1997-05-15
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

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


          Class                                    Outstanding at May 1, 1997
--------------------------                       -------------------------------
Common stock, $1 par value                              115,000,000 shares

================================================================================

                                      INDEX


Part I. Financial Information                                           Page No.
                                                                        --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      March 31, 1997 and December 31, 1996 ..........................         3

    Consolidated Condensed Statements of Income--
      Three months ended March 31, 1997 and 1996 ....................         4

    Consolidated Condensed Statements of Cash Flows--
      Three months ended March 31, 1997 and 1996 ....................         5

    Notes to Consolidated Condensed Financial Statements ............         6

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ........................................        30

Part II. Other Information

  Item 1. Legal Proceedings .........................................        42

  Item 6. Exhibits and Reports on Form 8-K ..........................        42

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
--------------------------------------------------------------------------------
(Amounts in millions of dollars)                   March 31,        December 31,
                                                     1997               1996
                                                   -----------------------------
Assets:
Investments:
  Fixed maturities, amortized cost of $29,374.3
   and $29,319.3 ................................  $29,026.3           $29,478.3
  Equity securities, cost of $1,072.4 and $981.8     1,238.8             1,136.3
  Other investments .............................      978.6               997.9
  Short-term investments ........................    9,867.2             8,304.9
                                                   -----------------------------
     Total investments ..........................   41,110.9            39,917.4
Cash ............................................      458.1               305.7
Receivables-net .................................   14,120.6            13,862.1
Property, plant and equipment-net ...............    2,284.1             2,225.1
Deferred income taxes ...........................    1,225.0             1,138.0
Goodwill and other intangible assets-net ........      554.8               562.4
Other assets ....................................    1,845.7             1,697.2
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    1,984.1             1,854.2
Separate Account business .......................    6,083.9             6,120.9
                                                   -----------------------------
     Total assets ...............................  $69,667.2           $67,683.0
                                                   =============================

Liabilities and Shareholders' Equity:
Insurance reserves and claims ...................  $40,985.5           $40,415.1
Accounts payable and accrued liabilities ........    2,171.9             3,110.9
Payable for securities purchased ................    1,579.0               966.4
Securities sold under repurchase agreements .....    2,295.1               548.3
Long-term debt, less unamortized discount .......    4,491.7             4,370.7
Deferred credits and participating policyholders'
 equity .........................................    1,587.8             1,538.6
Separate Account business .......................    6,083.9             6,120.9
                                                   -----------------------------
     Total liabilities ..........................   59,194.9            57,070.9
Minority interest ...............................    1,857.2             1,880.9
Shareholders' equity ............................    8,615.1             8,731.2
                                                   -----------------------------
     Total liabilities and shareholders' equity .  $69,667.2           $67,683.0
                                                   =============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
--------------------------------------------------------------------------------
(In millions, except per share data)                Three Months Ended March 31,
                                                       1997               1996
                                                    ----------------------------

Revenues:
  Insurance premiums:
    Property and casualty .......................   $2,470.5           $2,507.8
    Life ........................................      875.0              784.2
  Investment income, net of expenses ............      615.4              628.8
  Investment gains ..............................       28.9              311.7
  Manufactured products (including excise taxes
   of $110.1 and $109.3) ........................      541.1              520.8
  Other .........................................      408.2              291.2
                                                    ---------------------------
     Total ......................................    4,939.1            5,044.5
                                                    ---------------------------

Expenses:
  Insurance claims and policyholders' benefits ..    2,892.4            2,786.9
  Amortization of deferred policy acquisition
   costs ........................................      520.3              527.6
  Cost of manufactured products sold ............      237.2              230.7
  Selling, operating, advertising and
   administrative expenses ......................      791.3              762.0
  Interest ......................................       74.8               90.8
                                                    ---------------------------
     Total ......................................    4,516.0            4,398.0
                                                    ---------------------------
                                                       423.1              646.5
                                                    ---------------------------
  Income taxes ..................................      126.4              218.7
  Minority interest .............................       57.4               59.0
                                                    ---------------------------
     Total ......................................      183.8              277.7
                                                    ---------------------------
Net income ......................................   $  239.3           $  368.8
                                                    ===========================

Net income per share ............................   $   2.08           $   3.13
                                                    ===========================

Cash dividends per share ........................   $    .25           $    .25
                                                    ===========================

Weighted average number of shares outstanding ...      115.0              117.8
                                                    ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
--------------------------------------------------------------------------------
(Amounts in millions)                               Three Months Ended March 31,
                                                        1997             1996
                                                    ----------------------------
Operating Activities:
  Net income ....................................   $    239.3        $   368.8
  Adjustments to reconcile net income to net
   cash provided by operating activities-net ....        143.1           (181.9)
  Changes in assets and liabilities-net:
    Reinsurance receivable ......................        160.5            111.1
    Other receivables ...........................       (384.6)          (733.0)
    Deferred policy acquisition costs ...........       (129.9)           (82.2)
    Insurance reserves and claims ...............        574.2            136.9
    Accounts payable and accrued liabilities ....       (940.0)           395.8
    Trading securities ..........................        (20.2)           284.8
    Other-net ...................................       (146.1)          (128.1)
                                                    ---------------------------
                                                        (503.7)           172.2
                                                    ---------------------------
Investing Activities:
  Purchases of fixed maturities .................     (9,841.8)       (10,460.3)
  Proceeds from sales of fixed maturities .......      9,632.0         10,726.2
  Proceeds from maturities of fixed maturities ..        603.2            698.4
  Change in securities sold under repurchase
   agreements ...................................      1,746.8          1,963.2
  Purchases of equity securities ................       (408.9)          (168.1)
  Proceeds from sales of equity securities ......        300.5            213.6
  Change in short-term investments ..............     (1,386.3)        (2,856.5)
  Purchases of property, plant and equipment ....       (130.3)           (95.9)
  Change in other investments ...................         53.3            235.6
                                                    ---------------------------
                                                         568.5            256.2
                                                    ---------------------------
Financing Activities:
  Dividends paid to shareholders ................        (28.7)           (29.5)
  Issuance of long-term debt ....................        395.3             22.4
  Principal payments on long-term debt ..........       (212.2)          (251.3)
  Net change in revolving line of credit ........        (63.0)
  Net decrease in short-term debt ...............                          (2.5)
  Receipts credited to policyholders ............          2.5              3.0
  Withdrawals of policyholder account balances ..         (6.3)            (8.9)
                                                    ---------------------------
                                                          87.6           (266.8)
                                                    ---------------------------
Net change in cash ..............................        152.4            161.6
Cash, beginning of period .......................        305.7            241.7
                                                    ---------------------------
Cash, end of period .............................   $    458.1        $   403.3
                                                    ===========================
See accompanying Notes to Consolidated Condensed Financial Statements.

                                      Page 5

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
--------------------------------------------------------------------------------
(Dollars in millions, except per share data)

1. Reference is made to Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders which should be read in conjunction with these consolidated condensed financial statements.

   Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1997.

2. CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk.

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

   The effects of reinsurance on earned premiums, are as follows:

                                                                                             %
                                              Direct     Assumed     Ceded        Net     Assumed
                                            -----------------------------------------------------
                                                        Three Months Ended March 31, 1997
                                                        ---------------------------------
    Life ................................     $  227.3    $ 28.7    $ 24.3     $  231.7     12.4%
    Accident and health .................        945.1      27.6      30.9        941.8      2.9
    Property and casualty ...............      2,164.0     236.4     228.4      2,172.0     10.9
                                              ---------------------------------------------------
       Total ............................     $3,336.4    $292.7    $283.6     $3,345.5      8.7
                                              ===================================================
                                                        Three Months Ended March 31, 1996
                                                        ---------------------------------
    Life ................................     $  144.3    $ 26.9     $  4.4     $  166.8    16.1%
    Accident and health .................        831.2      44.8       28.7        847.3     5.3
    Property and casualty ...............      2,205.7     414.7      342.5      2,277.9    18.2
                                              ---------------------------------------------------
       Total ............................     $3,181.2    $486.4     $375.6     $3,292.0    14.8%
                                              ===================================================

   In the above table, life premium revenue is primarily from long duration contracts and the property and casualty earned premium is from short duration contracts. Approximately three quarters of accident and health earned premiums are from short duration contracts.

   Insurance claims and policyholders' benefits are net of reinsurance recoveries of $247.5 and $478.5 for the three months ended March 31, 1997 and 1996, respectively.

3. The Company's receivables are comprised of the following:

                                                    March 31,      December 31,
                                                      1997              1996
                                                    ---------------------------

   Reinsurance ..................................   $ 6,804.5         $ 6,965.0
   Other insurance ..............................     6,333.6           5,942.5
   Security sales ...............................       345.1             299.7
   Accrued investment income ....................       511.1             534.3
   Other ........................................       417.7             412.0
                                                    ---------------------------
          Total .................................    14,412.0          14,153.5
   Less allowance for doubtful accounts and
    cash discounts ..............................       291.4             291.4
                                                    ---------------------------
          Receivables-net .......................   $14,120.6         $13,862.1
                                                    ===========================

4. Shareholders' equity:

                                                    March 31,      December 31,
                                                      1997              1996
                                                    ---------------------------

   Preferred stock, $.10 par value,
     Authorized--100,000,000 shares
   Common stock, $1 par value:
     Authorized--400,000,000 shares
     Issued and outstanding--115,000,000 shares .   $  115.0           $  115.0
   Additional paid-in capital ...................      165.8              165.8
   Earnings retained in the business ............    8,427.4            8,216.8
   Unrealized (depreciation) appreciation .......      (93.1)             233.6
                                                    ---------------------------
          Total .................................   $8,615.1           $8,731.2
                                                    ===========================


5. Legal Proceedings and Contingent Liabilities-

   INSURANCE RELATED

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

   On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. Petitions for rehearing by the panel and suggestions for rehearing by the entire Fifth Circuit Court of Appeals as respects the decision on the Global Settlement Agreement were denied. Two petitions for certiorari were filed in the Supreme Court. The Court has not yet approved or denied such petition.

   No further appeal was filed with respect to the Trilateral Agreement; therefore, court approval of the Trilateral Agreement has become final.

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

   Through March 31, 1997, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 134,200 claims, for an estimated settlement amount of approximately $1,610.0 plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $1,390.0 was paid through March 31, 1997, including approximately $590.0 paid in the fourth quarter of 1996 and the first quarter of 1997 as a result of the Trilateral Agreement becoming final. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

   Final court approval of the Trilateral Agreement and its implementation has eliminated any further material exposure with respect to the Fibreboard matter, and subsequent reserve adjustments, if any, will not materially affect the results of operations or equity of the Company.

   Tobacco Litigation
   ------------------

   CNA's primary property/casualty subsidiaries have been named as defendants as part of a "direct action" lawsuit, Richard P. Ieyoub v. The American Tobacco Company, et al., filed by the Attorney General for the State of Louisiana, in state court, Calcasieu Parish, Louisiana. In that suit, filed against certain tobacco manufacturers and distributors (the "Tobacco Defendants") and over 100 insurance companies, the State of Louisiana seeks to recover medical expenses allegedly incurred by the State as a result of tobacco-related illnesses.

   The original suit was filed on March 13, 1996, against the Tobacco Defendants only. The insurance companies were added to the suit in March 1997 under a "direct action" procedure in Louisiana. Under the direct action statute, the Louisiana Attorney General is pursuing liability claims against the Tobacco Defendants and their insurers in the same suit, even though none of the Tobacco Defendants has made a claim for insurance coverage.

   The suit does not specify the dollar amount of the damages sought against the CNA property/casualty subsidiaries and such subsidiaries are in the process of verifying the policies referred to in the complaint. The time in which the CNA companies have to respond to the complaint has not yet expired. Because of the uncertainties inherent in assessing the risk of liability at this very early stage of the litigation, management is unable to make a meaningful estimate of the amount or range of any loss that could result from an unfavorable outcome of the pending litigation. However, management believes that the ultimate outcome of the pending litigation should not have a material adverse effect on the financial position of CNA.

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

   The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by potentially responsible parties ("PRP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish mechanisms to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency on its National Priorities List. On the other hand, the Congressional Budget Office is estimating that there will be 4,500 National Priority List sites, and other estimates project as many as 30,000 sites that will require clean-up under ECLs. Very few sites have been subject to clean-up to date and the addition of new clean-up sites has substantially slowed in recent years. The extent of clean-up necessary and the assignment of liability has not been established.

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

   As of March 31, 1997 and December 31, 1996, CNA carried approximately $874.0 and $907.8, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. There was no unfavorable reserve development for the periods ended March 31, 1997 and 1996.

   CNA has exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation (see discussion above). Estimation of asbestos claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage.

   As of March 31, 1997 and December 31, 1996, CNA carried approximately $1,643.0 and $1,506.2, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported asbestos claims. Unfavorable reserve development for the periods ended March 31, 1997 and 1996 totaled $12.0 and $13.0, respectively.

   The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

   Other reserve development, which aggregated $51.0 and $87.0 at March 31, 1997 and 1996, respectively, of favorable reserve development, was principally due to favorable claim frequency (rate of claim occurrence) and severity (average cost per claim) experience in the workers' compensation line of business. These trends reflect the positive effects of changes in workers' compensation laws, more moderate increases in medical costs, and a generally strong economy in which individuals return to the workplace more quickly.

   CNA, consistent with sound reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. Beginning the latter part of 1995, CNA has been actively settling many of its larger environmental pollution and asbestos-related claim exposures. This strategy has resulted in a large volume of claim payments during 1996 and corresponding reductions in reserves. In addition, Fibreboard claim payments escalated in 1996 as some scheduled payments came due. Management does not believe that these recent activities have changed facts or circumstances evident at December 31, 1995, therefore, no material modifications to previous reserve estimates were made in 1996 or 1997 to date.

                                                  March 31, 1997           December 31, 1996
                                             ----------------------------------------------------
                                            Environmental               Environmental
                                               Pollution    Asbestos       Pollution     Asbestos
                                             ----------------------------------------------------
   Gross reserves:
     Reported claims ...................       $333.0       $1,652.0       $  288.9    $1,551.4
     Unreported claims .................        622.0          118.0          714.0        94.0
                                               ------------------------------------------------
                                                955.0        1,770.0        1,002.9     1,645.4
   Less reinsurance recoverable ........        (81.0)        (127.0)         (95.1)     (139.2)
                                               ------------------------------------------------
     Net reserves ......................       $874.0       $1,643.0       $  907.8    $1,506.2
                                               ================================================

   NON-INSURANCE

   Tobacco Litigation
   ------------------

   Lawsuits are being filed with increasing frequency against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, "addiction" to smoking, or exposure to environmental tobacco smoke. Tobacco litigation includes claims brought by individual plaintiffs ("Conventional Smoking and Health Cases") and claims brought as class actions on behalf of a large number of individuals ("Class Actions") for damages allegedly caused by smoking; and claims brought on behalf of governmental entities and others seeking reimbursement of health care costs allegedly incurred as a result of smoking ("Reimbursement Cases"). In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases"). In these actions, plaintiffs claim substantial compensatory and punitive damages in amounts ranging into the billions of dollars. These claims are based on a number of legal theories including, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products. As noted below, several cases are scheduled for trial in 1997, although trial dates are subject to change.

   CONVENTIONAL SMOKING AND HEALTH CASES - There are 359 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts. Lorillard is a defendant in 94 of these cases. The Company is a defendant in five of these cases.

   Plaintiffs in these cases seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100.0 in compensatory damages and $600.0 in punitive damages.

   On August 9, 1996 the jury in Carter v. Brown & Williamson Tobacco

   Corporation (District Court, Duval County, Florida), returned a verdict in favor of the plaintiffs and awarded them $0.8 in actual damages. Brown & Williamson Tobacco Corporation, the only defendant in the case, has appealed. The trial court has awarded plaintiffs' counsel $1.7 in attorneys' fees.

   On May 5, 1997, the jury in Dana Raulerson, as personal representative of the estate of Jean Connor, deceased, v. R.J. Reynolds Tobacco Company (District Court, Duval County, Florida), returned a verdict in favor of the defendant R.J. Reynolds Tobacco Company. The jury determined that there was no liability on the part of R.J. Reynolds Tobacco Company in the death of Jean Connor.

   CLASS ACTIONS - In addition to the foregoing cases, there are 27 purported class actions pending against cigarette manufacturers. Lorillard is a defendant in 26 of these cases and the Company is a defendant in 16 of these cases. Four of the cases, including one that names the Company as a defendant, have not been served. Twenty-one of the purported class actions against Lorillard seek damages for alleged nicotine addiction and health effects claimed to have resulted from the use of cigarettes; one alleges health effects from exposure to tobacco smoke; one seeks compensation on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations; one seeks the creation of a medical monitoring fund; one seeks certification of a class comprised of individuals who began smoking before the 1964 U.S. Surgeon General's Report was published and who have been diagnosed with lung cancer during the past three years; and another seeks class certification on behalf of a wide range of individuals described below. Theories of liability include a broad range of product liability theories, theories based upon consumer protection statutes and fraud and misrepresentation. These purported class actions are described below. Unless otherwise noted, each of these cases is in the pre-trial, discovery stage.

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

   Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). The purported class consists of citizens and residents of the United States, and their survivors who have, or who have died from, diseases and medical conditions allegedly caused by smoking cigarettes containing nicotine. Lorillard is a defendant in this case. Plaintiffs seek actual and punitive damages in excess of $200,000, and the creation of a medical fund to compensate individuals for future health care costs. Plaintiffs' motion for class certification was granted by the court on October 31, 1994. Defendants' appeal of this ruling to the Florida Court of Appeal was denied, although the court has modified the class certification order and has limited plaintiffs' class to citizens or residents of Florida. Defendants' motion to reconsider this ruling has been denied. The Florida Supreme Court has denied defendants' petition to invoke the discretionary jurisdiction of the court to review the class certification rulings. Trial in this matter is scheduled to begin on September 8, 1997.

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

   Richardson v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 24, 1996). Plaintiffs seek certification of a class comprised of citizens or residents of Maryland who allege they or their decedents have, or have died from, diseases or medical conditions caused by addiction to smoking cigarettes or using other tobacco products containing nicotine. Lorillard is a defendant in this case. The Company was named as a defendant but plaintiffs voluntarily dismissed it. Plaintiffs seek unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund, smoking cessation programs, and a corrective public education campaign.

   Scott v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed May 24, 1996). Plaintiffs seek certification of a class of residents of Louisiana and the estates, representatives, administrators, spouses, children or significant others of Louisiana residents who allegedly are or were nicotine-dependent. The Company and Lorillard are defendants in this case. Plaintiffs seek an unspecified amount of actual damages and the creation of a medical monitoring fund. The District Court of Orleans Parish, Louisiana issued an order on April 16, 1997 that granted plaintiffs' motion for class certification as to plaintiffs' claim for medical monitoring. The April 16, 1997 order dismissed the local wholesaler defendants. On April 16, 1997, defendants re-removed the case to the United States District Court for the Eastern District of Louisiana. Plaintiffs have filed a motion to remand.

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

   Small v. Lorillard, et al.; Hoskins v. R.J. Reynolds, et al,; Frosina v. Philip Morris, et al.; Stewart-Lomanitz v. Brown & Williamson, et al. and Zito v. American Tobacco, et al. (Supreme Court, New York County, New York, each filed on June 19, 1996). Plaintiffs in each of these cases seek certification of classes to be comprised of residents of the State of New York who allege they are nicotine-dependent, and the estates, representatives or administrators of the alleged nicotine-dependent smokers. Each of these cases names a cigarette manufacturer, the parent or holding company of the manufacturer, The Tobacco Institute and the Council for Tobacco Research as defendants. In Small, the only one of these cases to name Lorillard or the Company as defendants, plaintiffs seek unspecified amounts in actual damages and punitive damages. Small formerly was known as Mroczowski but the former first-named plaintiff has withdrawn from the action. Trial in these cases is scheduled to begin on November 3, 1997.

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

   Perry v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Tennessee, filed September 30, 1996). Plaintiffs seek certification of the case as a class action on behalf of individuals who have paid medical insurance premiums to a Blue Cross and Blue Shield organization. Lorillard is a defendant in this case. Plaintiffs seek recovery of the funds expended by members of the purported class for premiums paid to Blue Cross and Blue Shield entities.

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

   Ruiz v. The American Tobacco Company, et al. (U.S. District Court, District of Puerto Rico, filed October 23, 1996). Plaintiffs seek certification of the case as a class action on behalf of residents of the Commonwealth of Puerto Rico who allege they or their decedents are or were nicotine dependent. Lorillard is a defendant in this case. Plaintiffs seek unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund.

   Hansen v. The American Tobacco Company, et al. (U.S. District Court, Eastern

   District, Arkansas, filed November 4, 1996). Plaintiffs seek class certification on behalf of all residents of Arkansas who allege they or their decedents are or were nicotine dependent. The Company and Lorillard are defendants in this case. Plaintiffs seek restitution and refunds of the sums paid by class members to purchase cigarettes; disgorgement of the profits from the sale of cigarettes; a medical monitoring fund; an unspecified amount in actual damages; and an unspecified amount in punitive damages. Hansen formerly was known as McGinty but the former first-named plaintiff has withdrawn from the action.

   McCune v. American Tobacco Company, et al. (U.S. District Court, West Virginia, filed January 31, 1997). Plaintiff seeks certification of the case as a class action on behalf of residents of West Virginia who allege they or their decedents are or were nicotine dependent. Lorillard is a defendant in the case. Plaintiff seeks unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund. To date, none of the defendants have received service of process.

   Emig v. American Tobacco Company, et al. (U.S. District Court, Kansas, filed February 6, 1997). Plaintiffs seek certification of the case as a class action on behalf of residents of Kansas who allege they or their decedents are or were nicotine dependent. The Company and Lorillard are defendants in the case. Plaintiffs seek unspecified amounts in actual damages, disgorgement of profits and the creation of a medical monitoring fund.

   Peterson v. American Tobacco Company, et al. (U.S. District Court, Hawaii, filed February 6, 1997). Plaintiffs seek certification of the case as a class action on behalf of residents of Hawaii who allege they or their decedents are or were nicotine dependent. The Company and Lorillard are defendants in the case. Plaintiffs seek unspecified amounts in actual damages and punitive damages, disgorgement of profits and the creation of a medical monitoring fund.

   Baker v. American Tobacco Company, et al. (Circuit Court, Wayne County, Michigan, filed February 4, 1997). Plaintiff seeks certification of this case as a class action on behalf of individuals who have quit smoking and who would benefit from medical monitoring. Lorillard is a defendant in the case. Plaintiff seeks the creation of a medical monitoring fund to monitor the health of the purported class members.

   Ingle v. Philip Morris Incorporated, et al. (U.S. District Court, West Virginia, filed February 4, 1997). Plaintiff seeks certification of the case as a class action on behalf of residents of West Virginia who received personal injuries as a result of smoking cigarettes. Lorillard is a defendant in the case. Plaintiff seeks unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund.

   Walls v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Oklahoma, filed February 6, 1997). Plaintiffs seek certification of the case as a class action on behalf of residents of Oklahoma who have purchased cigarettes manufactured by the defendants. The Company and Lorillard are defendants in the case. Plaintiffs seek unspecified amounts in actual damages and punitive damages, disgorgement of profits, and the creation of a medical monitoring fund. To date, none of the defendants have received service of process.

   Selcer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Nevada, filed on March 3, 1997). Plaintiffs seek certification of this case as a class action on behalf of Nevada residents who have become addicted to cigarette smoking. Lorillard is a defendant in the case. Plaintiffs seek unspecified amounts in actual damages and punitive damages and disgorgement of profits. To date, none of the defendants have received service of process.

   Insolia v. Philip Morris Incorporated, et al. (Circuit Court, Rock County, Wisconsin, filed on April 21, 1997). Plaintiffs seek certification of the case as a class action on behalf of residents of Wisconsin, or individuals who were Wisconsin residents at the time of their death, including the spouses of such individuals, who began smoking at least one year before the 1964 U.S. Surgeon General's Report was published and who were diagnosed as having lung cancer within three years of the filing of this lawsuit. Lorillard is named as a defendant in this case. Plaintiffs seek unspecified amounts in actual damages and punitive damages. To date, none of the defendants have received service of process.

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

   REIMBURSEMENT CASES - There are 33 actions (seven of which are unserved) pending in which governmental entities and in one case health insurers, seek recovery of funds expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Lorillard is named as a defendant in all 33 such actions. The Company is named as a defendant in seven of them (one of which is unserved). In addition to the suits filed by governmental entities, private citizens represented by private counsel have filed four suits in relation to reimbursement of funds expended by respective states in providing health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to tobacco smoke. Two of the four cases have not been served. The Company and Lorillard are named as defendants in each of the four cases. One case has been filed by a union in California. Lorillard is named as a defendant in this action. To our knowledge, none of the defendants have received service of process of this case. These cases are described below. Unless otherwise noted, each of these cases is in the pre-trial, discovery stage.

   Moore v. The American Tobacco Company, et al. (Chancery Court, Jackson County, Mississippi, filed May 23, 1994), filed by the Attorney General of Mississippi. Lorillard is a defendant in the case. The Company was named as a defendant but plaintiff voluntarily dismissed it. Trial in this case is scheduled to begin on July 7, 1997.

   McGraw v. The American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed September 20, 1994), filed by the Attorney

   General of West Virginia. The Company and Lorillard are defendants in this case. Plaintiffs filed a third amended complaint that contained claims on behalf of the State of West Virginia Department of Health and Human Resources. The court has granted defendants' motion to dismiss eleven of the fourteen counts of the complaint and has held that two of the plaintiffs in the action, the West Virginia Public Employees Insurance Agency and West Virginia Department of Health and Human Services, lack standing to sue for personal injuries. The court has denied defendants' motion to dismiss two of the three remaining counts of the complaint.

   State of Minnesota v. Philip Morris Incorporated, et al. (District Court, Ramsey County, Minnesota, filed August 17, 1994), filed by the Attorney General of Minnesota and Blue Cross and Blue Shield of Minnesota. Lorillard is a defendant in the case. The Minnesota Supreme Court has issued an order ruling that plaintiff Blue Cross and Blue Shield of Minnesota ("Blue Cross") does not have standing to pursue tort claims against the defendants. The Minnesota Supreme Court order permits Blue Cross to proceed with its claims that defendants violated antitrust and consumer protection statutes. The Minnesota Supreme Court's order permits Blue Cross to pursue its equitable claims for injunctive relief but bars Blue Cross from pursuing money damages for the equitable claims. Trial in this matter is scheduled to begin on January 19, 1998.

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

   The State of Florida, et al. v. The American Tobacco Company, et al.

   (Circuit Court, Palm Beach County, Florida, filed February 22, 1995), filed by the State of Florida, the Governor of Florida, and two state agencies. This case has been brought under a Florida statute that permits the state to sue a manufacturer to recover Medicaid costs incurred by the state that are claimed to result from the use of the manufacturer's product. The statute permits causation and damages to be proven by statistical analysis, abrogates all affirmative defenses, adopts a "market share" liability theory, applies joint and several liability and eliminates the statute of repose. An action for declaratory judgment was commenced in Florida state court by companies and trade associations in several potentially affected industries challenging this statute. In June 1995, a ruling was issued by a Florida state court that granted in part this motion for declaratory judgment. Both parties appealed the ruling to the Florida Court of Appeal. The appeal subsequently was transferred to the Florida Supreme Court. On June 27, 1996, the Florida Supreme Court affirmed in part and reversed in part the trial court's judgment. The plaintiffs in the declaratory judgment action filed a petition for writ of certiorari with the United States Supreme Court. The United States Supreme Court has denied the petition for writ of certiorari. Lorillard understands that several other states, and the Congress, have considered or are considering legislation similar to that passed in Florida. In the State of Florida action, the court granted the Company's motion to dismiss on September 16, 1996. Plaintiffs appealed this order to the Fourth District of the Florida Court of Appeal, which is scheduled to hear argument in the appeal on July 8, 1997. Plaintiffs filed a third amended complaint on November 1, 1996 that added certain statutory counts, including one under a Florida statute that permits plaintiffs to seek treble damages and a claim for punitive damages. The third amended complaint reasserted claims against the Company. The court granted the Company's motion to dismiss the third amended complaint on December 6, 1996. Plaintiffs have amended their notice of appeal to reflect the December 6, 1996 order. Trial in this case is scheduled to begin August 4, 1997.

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

   State of Hawaii v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, First Circuit, Hawaii, filed January 31, 1997), filed by the Attorney General of Hawaii. Plaintiff seeks restitution, unspecified amounts in actual damages, punitive damages and treble damages, disgorgement of profits, and the funding of a smoking cessation campaign. Lorillard is a defendant in the case.

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

   State of Alaska v. Philip Morris, Incorporated, et al. (Superior Court, First Judicial District, Alaska, filed April 14, 1997), filed by the Attorney General of Alaska. Plaintiff seeks restitution, unspecified amounts in actual damages and treble damages, disgorgement of profits, and the funding of a smoking cessation program. Lorillard is a defendant in the case. To date, none of the defendants have received service of process.

   County of Cook v. Philip Morris, Incorporated, et al. (U.S. District Court, Northern District, Illinois, filed April 18, 1997; removed from Circuit Court, Cook County, Illinois), filed by public and private attorneys on behalf of Cook County, Illinois. Plaintiff seeks restitution, unspecified amounts in actual damages and treble damages, disgorgement of profits, and the funding of a smoking cessation program. Lorillard is a defendant in the case.

   Commonwealth of Pennsylvania v. Philip Morris, Inc. et al. (Court of Common Pleas, Philadelphia County, Pennsylvania, filed April 23, 1997), filed by the Attorney General of Pennsylvania. Plaintiff seeks restitution, unspecified amounts in actual damages and treble damages, disgorgement of profits, and the funding of a smoking cessation program. Lorillard is a defendant in the case. To date, none of the defendants have received service of process.

   Stationary Engineers Local 39 Health & Welfare Trust Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 25, 1997), filed by a union trust fund based in California on behalf of other similarly situated funds in California that seeks recovery of alleged smoking-related health care costs. Plaintiff seeks unspecified amounts in actual damages and punitive damages, treble damages, disgorgement of profits, restitution and the funding of a smoking cessation program. Lorillard is a defendant in the case. To date, none of the defendants have received service of process.

   State of Arkansas v. The American Tobacco Company, et al. (6th Division, Chancery Court, Pulaski County, Arkansas, filed May 5, 1997), filed by the Attorney General of Arkansas. Plaintiff seeks unspecified amounts in actual damages and punitive damages, treble damages and restitution. Lorillard is a defendant in the case. To date, none of the defendants have received service of process.

   State of Montana v. Philip Morris, Incorporated, et al. (First Judicial Court, Lewis and Clark County, Montana, filed May 5, 1997), filed by the Attorney General of Montana. Plaintiff seeks unspecified amounts in actual damages and punitive damages, restitution and the funding of a smoking cessation program. Lorillard is a defendant in the case. To date, none of the defendants have received service of process.

   State of Ohio v. Philip Morris, Incorporated, et al. (Court of Common Pleas, Franklin County, Ohio, filed on or about May 8, 1997), filed by the Attorney General of Ohio. Plaintiff seeks unspecified amounts in actual damages, civil penalties and double damages, restitution, and the funding of a smoking cessation program. Lorillard is a defendant in the case. To date, none of the defendants have received service of process.

   State of Missouri v. American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed May 12, 1997), filed by the Attorney General of Missouri. Plaintiff seeks unspecified amounts in compensatory and punitive damages, injunctive relief, restitution, attorneys' fees and costs. Lorillard and the Company are defendants in this case. To date none of the defendants have received service of process.

   The State of Oregon has served Lorillard with a Notice of Unlawful Trade Practices pursuant to the Oregon Unlawful Trade Practice Act. The Notice advises Lorillard and other tobacco companies or trade associations that a lawsuit may be filed and alleges that the recipients of the Notice have employed "unconscionable tactics" in connection with the sale of tobacco products and have misrepresented the characteristics, ingredients, benefits and qualities of tobacco products. The State of Oregon advises that it will seek civil penalties for each alleged violation, restitution, and the funding of a smoking cessation program.

   The states pursuing the foregoing efforts are doing so at the urging and with the assistance of well known members of the plaintiffs bar who have been meeting with attorneys general in other states to encourage them to file similar suits.

   Bleakley, et al. v. Engler, et al. (U.S. District Court, Eastern District, Michigan, filed March 21, 1996), filed by private citizens. Plaintiffs seek a writ of mandamus compelling the Governor of the State of Michigan to direct its Attorney General to file a reimbursement suit against the cigarette manufacturers and their holding companies named as defendants in the case. In the alternative, the complaint seeks certification as a class action with the named plaintiffs representing a class defined as the taxpayers of the State of Michigan. The Company and Lorillard are named as defendants in the case. To date, none of the defendants have received service of process of this suit.

   Crozier v. The American Tobacco Company, et al. (Circuit Court, Montgomery County, Alabama, filed August 8, 1996), filed by private citizens who seek class certification on behalf of the taxpayers of Alabama. Plaintiffs seek recovery of funds expended by the State of Alabama in providing health care to individuals allegedly injured by cigarette smoking. The Company and Lorillard are defendants in the case. Plaintiffs seek unspecified amounts in actual damages and punitive damages.

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

   Henry Lee White v. Philip Morris, Inc., et al. (Chancery Court, Jefferson County, Mississippi, filed on April 18, 1997). Plaintiffs seek certification of the case as a class action on behalf of a personal injury subclass (which purports to include claims on behalf of smokers who reside in Mississippi who have been diagnosed with a smoking-related illness; the estates of deceased Mississippi residents who died from a smoking-related illness; the wrongful death beneficiaries of Mississippi residents who died from smoking-related illnesses; and all Mississippi residents who have been diagnosed with a smoking-related illness due to exposure to environmental tobacco smoke); a recoupment subclass (which purports to be composed of all Mississippi residents who have incurred, either directly or indirectly, economic loss as a result of payment for the treatment of disease, illnesses, addictions, or medical conditions caused by smoking cigarettes); an addiction subclass (which purports to be comprised of all Mississippi residents who smoke cigarettes and who allege they are addicted); and an "opt-in" subclass (which purports to be comprised of residents of the United States or the Commonwealth of Puerto Rico who are not residents of Mississippi but who would otherwise be eligible for membership in any of the purported classes described herein). Plaintiffs have filed an amended complaint that adds claims on behalf of the taxpayers of Mississippi and seeks recovery of funds expended by the state in providing medical treatment to citizens of the State of Mississippi. The Company and Lorillard are named as defendants in this case. Plaintiffs seek unspecified amounts in actual damages and punitive damages and the creation of a medical monitoring fund. To date, none of the defendants have received service of process.

   Lorillard, other cigarette manufacturers and others have commenced suits in eight states that seek declaratory judgment or injunctive relief as to the authority of the states or state agencies to commence actions seeking recovery of funds expended to provide health care for citizens with injuries allegedly caused by cigarette smoking, or to retain private counsel under a contingent fee contract to pursue such actions. The case of Philip Morris Incorporated, et al. v. Harshbarger was filed on November 28, 1995 in the U.S. District Court of Massachusetts. This action has been stayed pending resolution of Commonwealth of Massachusetts v. Philip Morris Inc., et al. The case of Philip Morris Incorporated, et al. v. Morales, et al., was filed on November 28, 1995 in the District Court of Travis County, Texas. This action has been abated by the trial court pending resolution of State of Texas v. The American Tobacco Company, et al. The case of Philip Morris Incorporated, et al. v. Glendening, et al. was filed on January 22, 1996 in the Circuit Court of Talbot County, Maryland. The court has entered an order denying plaintiffs' motion for summary judgment and granting defendants' motion for summary judgment. The tobacco companies have noticed an appeal to the Maryland Court of Appeals. The case of Philip Morris Incorporated, et al. v. Blumenthal was filed on June 28, 1996 in U.S. District Court for the District of Connecticut. On December 23, 1996, the court granted a motion to dismiss filed by the defendant Attorney General. The plaintiff tobacco companies have filed a notice of appeal from the dismissal order to the United States Court of Appeals for the First Circuit. The case of Philip Morris Incorporated, et al. v. Graham, et al. was filed on July 15, 1996 in the District Court of Salt Lake County, Utah. The court has granted defendants' motion to dismiss three of the five counts of the complaint and plaintiffs have voluntarily dismissed the remaining counts. The court has entered judgment in favor of the defendants. Plaintiffs do not intend to notice an appeal from the judgment. The case of Philip Morris Incorporated, et al. v. Verniero, et al., was filed on August 20, 1996, in the Superior Court of Mercer County, New Jersey. The case subsequently was transferred to the Superior Court of Middlesex County, New Jersey. The court has consolidated this action with the case of State of New Jersey v. R.J. Reynolds Tobacco Company, et al. The case of Philip Morris Incorporated, et al. v. Bronster, was filed on August 28, 1996, in the United States District Court for the District of Hawaii. The case of Philip Morris Incorporated, et al. v. Botelho was filed on January 8, 1997, in the United States District Court for the District of Alaska.

   FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Sixteen such cases are pending in federal and state courts against Lorillard. Allegations of liability against Lorillard include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10.0 in compensatory damages and $100.0 in punitive damages. Trials were held in three cases of this type during 1996. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay the amount of one hundred forty thousand dollars. Lorillard has noticed an appeal to the California Court of Appeals. Trials were held in three cases of this type during 1995. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay an amount between $1.8 and $2.0 in actual and punitive damages. The precise amount to be paid by Lorillard will be determined at a later date if the verdict withstands review by appellate courts. Lorillard has noticed an appeal from the judgment in plaintiffs' favor.

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

   REPORTED LIGGETT SETTLEMENT - On March 20, 1997, Liggett Group, Inc. and its parent company, Brooke Group, Ltd., Inc. ("Liggett"), and the Attorneys General for twenty-two states, announced that they have reached agreement (the "Settlement Agreement") to settle the reimbursement suits pending in those states. The proposed settlements reportedly will require Liggett: to pay 25% of its pre-tax profits, plus as much as $25.0 million, to the twenty-two states annually for the next twenty-five years; to acknowledge that cigarette smoking is addictive (Liggett will supplement the warning notices it places on its cigarette packages to reflect that acknowledgment); to acknowledge that cigarette smoking causes disease; to acknowledge that cigarette companies have targeted marketing programs towards minors; and to cooperate in suits against the other cigarette manufacturers by releasing Liggett documents to the Attorneys General and to allow its employees to testify in these matters. The Settlement Agreement also purports to be on behalf of "all persons who, prior to or during the term of [the Settlement Agreement], have smoked cigarettes or have used other tobacco products and have suffered or claim to have suffered injury as a consequence thereof."

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

   DOCUMENT DISCOVERY ISSUES - Plaintiffs in a number of the cases pending against the tobacco industry, including cases against Lorillard and the Company, have challenged the claims of attorney-client and joint-defense privilege made by defendants as to documents sought by plaintiffs in the course of discovery. These challenges include, among other things, allegations that privileged documents are subject to the so-called crime/fraud exception, which negates the privilege to documents found to have been prepared in furtherance of a crime or fraud. Pursuant to the Settlement Agreement described above, Liggett has submitted numerous documents from its files to courts and defendants in several of the

   Reimbursement Cases and in other cases as well. Liggett has also served descriptive logs of such documents on counsel for plaintiffs and defendants in those cases. Defendants have reviewed the Liggett logs and the Liggett documents to determine which Liggett documents are subject to a joint-defense privilege claim by other defendants. It is anticipated that plaintiffs in those cases will seek a court review of any such Liggett documents, as to which other defendants claim a joint-defense privilege, to determine the applicability of the privilege and crime/fraud exception to such documents.

   In the case of Butler v. Philip Morris, Inc., et al., a Conventional Smoking and Health Case, Liggett has, by order of the court, submitted documents in its possession that are subject to claims of joint-defense privilege or other protection from discovery, for in camera review and determination by the court as to the validity of such claims. In addition, a Special Master in the Butler case has reviewed documents for which defendants claim privilege and which relate to Special Projects of the Council for Tobacco Research to determine the validity of the claims of privilege and the applicability of the crime/fraud exception to such documents. The Special Master has filed conclusions under seal, which will be considered by the court before an order on the issue is entered. Butler is a conventional smoking and health case pending in a state court in Mississippi alleging injury to an individual from exposure to environmental tobacco smoke. The Company and Lorillard are defendants in this case. Trial in this case is scheduled to begin on August 18, 1997.

   In the State of Florida v. The American Tobacco Company, et al., a Reimbursement Case, on April 14, 1997, the court issued an order finding that eight documents in an initial set of 13 documents submitted to it by Liggett and to which other defendants claim a joint-defense privilege, were subject to the crime/fraud exception, and therefore should be produced to plaintiffs. Defendants in that case have appealed that ruling to the Fourth District Court of Appeals.

   In State of Minnesota v. Philip Morris Incorporated, et al., a Reimbursement Case, the district court issued an order on May 9, 1997, ordering that documents provided to the court by Liggett, and as to which other defendants claim a joint-defense privilege, be reviewed by a Special Master to determine the validity of the privilege claims as to them, and whether the crime/fraud exception applies to those documents. In addition, the court ordered that the Special Master determine the applicability of the crime/fraud exception to all documents to which defendants claim the attorney-client or joint-defense privilege. The court ordered that the approximately 150,000 documents be divided into several categories and considered by category and not individually.

   Tobacco Litigation - Other Matters
   ----------------------------------

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

   Lorillard believes and has been so advised by counsel, that it has a number of valid defenses to pending cases, in addition to defenses based on preemption described above, and Lorillard will continue to maintain a vigorous defense in all such litigation. These defenses, where applicable, include, among others, statutes of limitations or repose, assumption of the risk, comparative fault, the lack of proximate causation, and the lack of any defect in the product alleged by a plaintiff. Lorillard believes, and has been so advised by counsel, that some or all of these defenses may, in any of the pending or anticipated cases, be found by a jury or court to bar recovery by a plaintiff. Application of valid defenses, including those of preemption, are likely to be the subject of further legal proceedings in the class action cases and in the reimbursement cases.

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

   In addition, there have been several recent developments in relation to smoking and health which have received wide-spread media attention and which may be adverse to the tobacco industry, including the Liggett settlement discussed above, the award of damages against a cigarette company in the Carter case discussed above, and a decision by a federal court on a motion for summary judgment holding that the Food and Drug Administration has the authority to regulate tobacco products as "drugs" or "medical devices". These developments could encourage the commencement of additional smoking and health litigation and, to the extent public attention given to these developments may reflect adversely on the tobacco industry, could have adverse effects on the ability of Lorillard and other cigarette manufacturers to prevail in smoking and health litigation.

   Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation or by a comprehensive legislative resolution such as that referred to in the following paragraph.

   Lorillard and the Company, together with major companies in the United States tobacco industry, are discussing with state attorneys general, representatives of the plaintiffs in some of the smoking and health litigation referred to above, and others, a potential comprehensive legislative resolution of lawsuits and regulatory issues affecting the United States tobacco industry. A resolution of the type being discussed would require payment by Lorillard of material amounts both initially and annually. In addition to these monetary payments, any resolution would likely include major changes in the way tobacco products are marketed and regulated. Any approach to such a comprehensive resolution involves significant, and perhaps insurmountable, difficulties in reconciling the views of many competing interests. However, if such a comprehensive resolution were to be implemented, the Company believes that its consolidated results of operations and financial position would be materially adversely affected.

   Other Litigation
   ----------------

   The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

6. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the three months ended March 31, 1997 and 1996, respectively.

   Results of operations for the first three months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------


Liquidity and Capital Resources:
-------------------------------

Insurance
---------

  Property and casualty and life insurance operations are wholly owned subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 84% owned subsidiary of the Company--

  For the first three months of 1997, statutory surplus of the property and casualty insurance subsidiaries decreased 2.1% to approximately $6.2 billion. The decrease resulted primarily from the payment of $71.0 million of dividends from the insurance subsidiaries to their parent company. The statutory surplus of the life insurance subsidiaries remained at approximately $1.2 billion.

  The liquidity requirements of CNA have been met primarily by funds generated from operations. The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums, investment income, and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the first three months of 1997, CNA's operating activities reflect net negative cash flows of approximately $737.5 million, compared to negative cash flows of $146.5 million in 1996. Negative cash flows in 1997 are primarily the result of substantial claim payments resulting from the settlement of the Fibreboard litigation. CNA believes that future liquidity needs will be met primarily by cash generated from operations.

  Net cash flows from operations are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

  CNA and the insurance industry are exposed to liability for environmental pollution, primarily related to toxic waste site clean-up. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further discussion of environmental pollution exposures.

Cigarettes
----------

  Lorillard, Inc. and subsidiaries ("Lorillard")--

  Lorillard and other cigarette manufacturers continue to be confronted with an increasing level of litigation and regulatory issues.

  The increasing pace of lawsuits against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, "addiction" to smoking, or exposure to environmental tobacco smoke continues unabated. In a number of cases, the Company is named as a defendant. Tobacco litigation includes claims brought by individual plaintiffs and claims brought as class actions on behalf of a large number of individuals for damages allegedly caused by smoking; and claims brought on behalf of governmental entities and others seeking reimbursement of health care costs allegedly incurred as a result of smoking.
In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard. In the foregoing actions, plaintiffs claim substantial compensatory and punitive damages in amounts ranging into the billions of dollars.

  The Food and Drug Administration ("FDA") has published regulations (the "FDA Regulations") severely restricting cigarette advertising and promotion and limiting the manner in which tobacco products can be sold. The FDA premised its regulations on the need to reduce smoking by underage youth and young adults. The FDA Regulations become effective in stages, as follows:

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

  Lorillard and other cigarette manufacturers have filed a lawsuit, Coyne Beahm, Inc., et al. v. United States Food & Drug Administration, et al., in the United States District Court for the Middle District of North Carolina challenging the FDA's assertion of jurisdiction over cigarettes and seeking both preliminary and permanent injunctive relief. On April 25, 1997, the Court granted, in part, and denied, in part, plaintiffs' motion for summary judgment. The Court partially ruled in favor of the defendants, holding that if an adequate factual foundation is established, the FDA has the authority to regulate tobacco products as medical devices under the Federal Food, Drug & Cosmetic Act, may impose restrictions regarding access to tobacco products by persons under the age of

18, and may impose labeling requirements on tobacco products' packaging. The Court, however, partially ruled in favor of the plaintiffs, holding that the FDA is not authorized to regulate the promotion or advertisement of tobacco products. Both the plaintiffs and the defendants have filed an appeal of the District Court's ruling to the Fourth Circuit Court of Appeals.

  For information with respect to these matters, as well as with respect to discussions regarding an attempt to achieve a comprehensive legislative resolution to litigation and regulatory issues affecting the United States tobacco industry, see Note 5 of the Notes to Consolidated Condensed Financial Statements.

Offshore Drilling
-----------------

  In February 1997, Diamond Offshore sold $400.0 million principal amount of 3 3/4% convertible subordinated notes due February 15, 2007. A portion of the proceeds were used to repay the outstanding balance on its credit line.

  Diamond Offshore expects to spend approximately $189.2 million during 1997 for rig upgrades, including approximately $162.5 million for expenditures in conjunction with the upgrades of three rigs for deep water drilling in the Gulf of Mexico. Diamond Offshore expended $61.4 million on these projects during the three months ended March 31, 1997. In addition, Diamond Offshore expects to spend approximately $20.6 million for a cantilever conversion project on a jack-up rig, although only preliminary surveys and assessments related to this project are in progress. Diamond Offshore has also budgeted $70.7 million for 1997 capital expenditures associated with its continuing rig enhancement program, spare equipment and other corporate requirements. During the first quarter of 1997, $9.2 million was expended on this program.

  In April 1997, Diamond Offshore completed a public offering of 1.25 million shares of its common stock for net proceeds of approximately $82.3 million. Diamond Offshore will use these funds to acquire the Polyconfidence, a semisubmersible accommodation vessel currently working in the U.K. sector of the North Sea. As a result of the public offering, the Company's ownership interest in Diamond Offshore declined to 50.3% and the Company will record a pre-tax gain of approximately $29 million in the second quarter of 1997. Diamond Offshore is in discussions with several oil companies regarding conversion of the Polyconfidence to a semisubmersible drilling unit with advanced capabilities. Such a conversion would be dependent upon the receipt of a term contract commitment at favorable dayrates. Although the extent of the conversion would be dependent upon the particular demands of the customer, the preliminary estimate of conversion cost is approximately $160.0 to $175.0 million. The cash required to fund rig upgrades and Diamond Offshore's continuing rig enhancement program is anticipated to be provided by its operating cash flow, in conjunction with available proceeds from its 3 3/4% convertible subordinated notes.

Other
-----

  On January 15, 1997, the Company redeemed its $200.0 million principal amount of 8 1/4% debentures due 2007 at a price of 103.6%.

Investments:
-----------

Insurance
---------

  A summary of CNA's general account fixed maturity securities portfolio and short-term investments are as follows:


                                                                    Change in
                                                                    Unrealized
                                            March 31,  December 31,   Gains
                                               1997        1996      (Losses)
                                           ------------------------------------
                                                        (In millions)
Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies .     $10,593.5     $ 9,835.3  $ (226.2)
  Asset-backed securities .............       4,829.1       6,292.3     (87.9)
  Tax exempt securities ...............       5,023.9       4,951.2     (56.3)
  Taxable .............................       6,430.0       6,641.8    (105.2)
                                            ---------------------------------
       Total fixed income securities ..      26,876.5      27,720.6    (475.6)
Stocks ................................         922.8         859.1     (35.4)
Short-term and other investments.......       8,523.5       6,830.7      28.1
Derivative security investments .......           3.5           2.0
                                            ---------------------------------
       Total ..........................     $36,326.3     $35,412.4  $ (482.9)
                                            =================================
Short-term investments:
  Commercial paper ....................     $ 3,035.0     $ 3,207.3
  Security repurchase collateral ......       1,963.6         100.5
  Escrow ..............................       1,132.9       1,062.2
  Others ..............................       1,435.5       1,483.7
Other investments .....................         956.5         977.0
                                            -----------------------
       Total short-term and other
        investments ...................     $ 8,523.5     $ 6,830.7
                                            =======================

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

  CNA holds a small amount of derivative financial instruments for purposes of enhancing income and total return. The derivative securities are marked-to-market with valuation changes reported as investment gains and losses. CNA's investment in, and risk in relation to, derivative securities is not significant.

  The general account portfolio consists primarily of high quality (BBB or higher) marketable fixed maturity securities, approximately 93% of which are rated as investment grade. At March 31, 1997, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 14% and 15%, respectively, of the general account's total investment portfolio compared to 14% and 16%, respectively, at December 31, 1996. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. Short-term investments at both March 31, 1997 and December 31, 1996 are substantially higher than historical levels in anticipation of additional Fibreboard related claim payments. The increase in short-term investments at March 31, 1997 compared to December 31, 1996, is due to increased collateral related to security repurchase transactions. At March 31, 1997, the major components of the short-term investment portfolio consist primarily of high grade commercial paper and U.S. Treasury bills. Collateral for securities sold under repurchase agreements increased $1,863.1 million to $1,963.6 million at March 31, 1997.

  As of March 31, 1997, the market value of CNA's general account investments in fixed maturities was $26.9 billion and was less than amortized cost by approximately $294.7 million. This compares to a market value of $27.7 billion and $181.0 million of net unrealized investment gains at December 31, 1996. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at March 31, 1997, were $256.6 and $551.3 million, respectively, compared to $443.8 and $262.8 million, respectively, at December 31, 1996. The decline in unrealized investment gains is attributable, in large part, to increases in interest rates which have an adverse effect on bond prices.

  Net unrealized investment losses on general account fixed maturities at March 31, 1997 include net unrealized investment gains on high yield securities of $6.1 million, compared to net unrealized investment gains of $41.0 million at December 31, 1996. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade (below BBB). Fair values of high yield securities in the general account decreased $212.1 million to approximately $1.8 billion at March 31, 1997 when compared to December 31, 1996.

  At March 31, 1997, total Separate Account business cash and investments amounted to approximately $5.8 billion with taxable fixed maturity securities representing approximately 78% of the Separate Accounts' portfolio. Approximately 78% of Separate Account investments are used to fund guaranteed investments for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $3.8 billion at both March 31, 1997 and December 31, 1996. At March 31, 1997, amortized cost was greater than fair value by approximately $36.1 million, as compared to approximately $0.7 million at December 31, 1996. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at March 31, 1997 were $35.0 and $71.1 million, respectively.

  Carrying values of high yield securities in the guaranteed investment portfolio were $432.6 and $472.0 million at March 31, 1997 and December 31, 1996, respectively. Net unrealized investment losses on high yield securities held in such Separate Accounts were $9.2 million at March 31, 1997, compared to $6.0 million at December 31, 1996.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At March 31, 1997, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 3.8% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

  Included in CNA's fixed maturity securities at March 31, 1997 (general and guaranteed investment portfolios) are $7.1 billion of asset-backed securities, consisting of approximately 45.5% in collateralized mortgage obligations ("CMO's"), 11.0% in corporate asset-backed obligations, and 43.5% in U.S. government agency issued pass-through certificates. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At March 31, 1997, the amortized cost of asset-backed securities was in excess of the fair value by approximately $111.6 million compared to unrealized investment losses of $5.0 million at December 31, 1996. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

  Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At March 31, 1997, 44.9% of the general account's fixed maturity securities portfolio was invested in U.S. government securities, 30.7% in other AAA rated securities and 12.7% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 7.0% U.S. government securities, 58.2% in other AAA rated securities and 14.0% in AA and A rated securities. These ratings are primarily from Standard and Poor's (91.9% of the general account and 85.8% of the guaranteed investment fixed maturity account).

Other
-----

  Investment activities of non-insurance companies include investments in fixed maturities securities, equity securities, derivative instruments and short-term investments. Equity securities which are considered part of the Company's trading portfolio, and derivative instruments are marked-to-market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value with net unrealized losses of $54.6 and $22.4 million at March 31, 1997 and December 31, 1996, respectively.

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

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex or volatile, nor do these instruments contain imbedded leverage features which would expose the Company to a higher degree of risk. See "Results of Operations -- Other," below, for information with respect to the impact of derivative instruments on results of operations. See Note 4 of the Notes to Consolidated Financial Statements in the 1996 Annual Report on Form 10-K for additional information with respect to derivative instruments.

Results of Operations:
----------------------

  Revenues decreased by $105.4 million, or 2.1% and net income decreased by $129.5 million, or 35.1%, respectively, for the three months ended March 31, 1997 as compared to the prior year. The following table sets forth the major sources of the Company's consolidated revenues and net income.

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1997          1996
                                                         ----------------------
                                                              (In millions)

Revenues (a):
  Property and casualty insurance ....................   $3,075.3      $3,320.7
  Life insurance .....................................    1,041.4         995.2
  Cigarettes .........................................      513.1         497.8
  Hotels .............................................       45.9          41.4
  Offshore drilling ..................................      207.5         107.5
  Watches and clocks .................................       30.1          25.5
  Investment income-net (non-insurance companies) ....       29.8          57.8
  Other and eliminations--net ........................       (4.0)         (1.4)
                                                         ----------------------
                                                         $4,939.1      $5,044.5
                                                         ======================
Net income (a):
  Property and casualty insurance ....................   $  120.7      $  230.2
  Life insurance .....................................       34.7          65.9
  Cigarettes .........................................       77.4          72.2
  Hotels .............................................         .2          (2.8)
  Offshore drilling ..................................       26.8           8.5
  Watches and clocks .................................        1.5            .7
  Investment income-net (non-insurance companies) ....       16.6          36.4
  Corporate interest expense .........................      (15.8)        (19.4)
  Unallocated corporate expense and other-net ........      (22.8)        (22.9)
                                                         ----------------------
                                                         $  239.3      $  368.8
                                                         ======================

                                      Page 37

(a) Includes investment gains as follows:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                          1997           1996
                                                         ----------------------

Revenues:
  Property and casualty insurance ....................   $ 18.3          $216.6
  Life insurance .....................................     29.1            87.6
  Investment income-net ..............................    (18.5)            7.5
                                                         ----------------------
                                                         $ 28.9          $311.7
                                                         ======================
Net income:
  Property and casualty insurance ....................   $ 10.1          $113.2
  Life insurance .....................................     14.9            41.1
  Investment income-net ..............................    (13.9)            4.8
                                                         ----------------------
                                                         $ 11.1          $159.1
                                                         ======================

Insurance
---------

  Property and casualty revenues, excluding investment gains, decreased by $47.1 million, or 1.5%, for the three months ended March 31, 1997, as compared to the same period a year ago.

  Property and casualty premium revenues decreased by $37.3 million, or 1.5%, for the three months ended March 31, 1997, from the prior year's comparable period. The decrease is a result of lower involuntary risk earned premiums. Net investment income decreased by $20.6 million, or 4.3%, for the three months ended March 31, 1997, compared with the same period in the prior year, due to lower yielding investments and a reduced asset base. The bond segment of the investment portfolio yielded 6.7% in the first quarter of 1997 compared with 7.1% for the same period a year ago.

  Life insurance revenues, excluding investment gains, increased by $104.7 million, or 11.5%, as compared to the same period a year ago. Life premium revenues increased by $90.8 million, or 11.6%, for the three months ended March 31, 1997 with the primary growth in term and annuity business. Life net investment income increased by $7.9 million, or 8.2%, for the three months ended March 31, 1997, compared to the same period a year ago, due to a larger asset base generated from increased cash flows from premium growth. The bond segment of the life investment portfolio yielded 6.8% in the first quarter of 1997 compared with 6.6% for the same period a year ago.

  Property and casualty underwriting losses for the three months ended March 31, 1997 were $293.2 million, compared to $291.0 million for the same period in 1996. The 1997 first quarter statutory combined ratio and expense ratio was

111.6 and 31.1, respectively, compared with 107.9 and 28.5, respectively, for the same period in 1996. Deterioration in loss and expense ratios reflect softening in the commercial insurance market and increased competitive pressures. Pre-tax catastrophe losses were approximately $31.0 million in the first quarter of 1997 as compared to $93.5 million in 1996.

  The components of CNA's investment gains are as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                           1997          1996
                                                          ----------------------
                                                              (In millions)

Bonds:
  U.S. Government.....................................    $ 5.9           $134.3
  Taxable ............................................       .5             20.0
  Asset-backed........................................      6.8             17.4
  Tax exempt .........................................     10.4             27.8
                                                          ----------------------
       Total bonds...................................      23.6            199.5
Stocks...............................................      29.7             54.9
Derivative instruments ..............................       3.3              9.1
Separate Accounts and other .........................       9.4             41.7
                                                          ----------------------
       Total investment gains .......................     $66.0           $305.2
                                                          ======================


  CNA's primary property and casualty subsidiary, Continental Casualty Company ("Casualty"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (see
Note 5 of the Notes to Consolidated Condensed Financial Statements).

Cigarettes
----------

  Revenues and net income increased by $15.3 and $5.2 million, or 3.1% and 7.2%, respectively, for the three months ended March 31, 1997 as compared to the corresponding period of the prior year.

  The increase in revenues is primarily composed of an increase of approximately $6.2 million, or 1.3%, due to higher unit sales volume and an increase of approximately $9.8 million, or 2.0%, reflecting higher average unit prices for the three months ended March 31, 1997, as compared to the prior year. Net income increased as a result of the improved revenues, partially offset by higher selling and legal expenses.


  Virtually all of Lorillard's sales are in the full price brand category.

Discount brand sales have decreased from an average of 37% of industry sales during 1993 to an average of 28% during 1996. At March 31, 1997, they represented 28.3% of industry sales.

Hotels
------

  Revenues and net income increased by $4.5 and $3.0 million for the three months ended March 31, 1997, as compared to the prior year, due primarily to improved results at the Loews Monte Carlo hotel, as well as higher overall average room and occupancy rates.

Offshore drilling
-----------------

  Revenues and net income increased by $100.0 and $18.3 million, respectively, for the three months ended March 31, 1997, as compared to the prior year.

  Revenues from semisubmersible rigs increased by $85.0 million, or 79.1%, for the three months ended March 31, 1997. These increases reflect additional revenues ($37.5 million) from eight semisubmersible rigs acquired through Arethusa, higher dayrates ($25.0 million) recognized by semisubmersible rigs located in the North Sea and the Gulf of Mexico, and increased utilization ($13.2 million) resulting from shipyard repairs in the prior year which reduced the days worked during the comparable period. Revenues from jackup rigs increased by $23.4 million, or 21.8%, due to additional rigs acquired through Arethusa ($10.2 million) and improvements in dayrates in the Gulf of Mexico ($12.8 million).

  Net income for the three months ended March 31, 1997 increased due primarily to the higher revenues discussed above, partially offset by increased operating costs related to the drilling rigs acquired from Arethusa, and an increased provision for minority interest as a result of the dilutive effect to the Company of Diamond Offshore's acquisition of Arethusa in April 1996.

Watches and Clocks
------------------

  Revenues and net income increased by $4.6 and $.8 million, respectively, for the three months ended March 31, 1997 as compared to the prior year.

  Revenues increased for the three months ended March 31, 1997 due primarily to increased watch unit prices and sales volume.

  Net income increased for the three months ended March 31, 1997 due primarily to the increased revenues discussed above and lower postretirement benefit costs, partially offset by higher administrative, advertising and selling expenses.

Other
-----

  Revenues and net income decreased by $30.6 and $16.1 million, respectively, for the three months ended March 31, 1997 as compared to the prior year.

  The components of investment gains (losses) included in Investment income-net are as follows:


                                                             Three Months Ended
                                                                  March 31,
                                                              1997        1996
                                                             ------------------
                                                                (In millions)

Revenues:
  Derivative instruments (1) ...........................     $(23.3)   $  (35.0)
  Short-term investments ...............................        1.0         1.6
  Sale of Champion International common stock ..........                   20.3
  Other ................................................        3.8        20.6
                                                             ------------------
                                                              (18.5)        7.5
Income tax benefit (expense) ...........................        6.5        (2.6)
Minority interest ......................................       (1.9)        (.1)
                                                             ------------------
     Net (loss) income .................................     $(13.9)   $    4.8
                                                             ==================

  (1) Includes losses on equity index futures and options aggregating $36.0 and $48.2 for the three months ended March 31, 1997 and 1996, respectively. Since March 31, 1997, the Company has experienced significant losses from its open contracts on these equity index positions.

  Exclusive of securities transactions, revenues decreased $4.6 million, or 9.4%, for the three months ended March 31, 1997 due primarily to lower interest income. Net loss decreased by $2.6 million, or 24.3%, for the three months ended March 31, 1997 due primarily to lower interest expenses, partially offset by a reduced allocation of parent company charges and the lower revenues.

Accounting Standards
--------------------

  In January 1997, the Securities and Exchange Commission expanded existing disclosure requirements with respect to certain derivative instruments. The new rules require enhanced descriptions in the accounting policies footnote to the financial statements and also require qualitative and quantitative disclosure outside the financial statements regarding market risk related to the derivative instruments. The rules are effective for fiscal years ended after June 15, 1997 and will not have a significant impact on the Company.

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS"), which simplifies the computations originally established in APB Opinion No. 15, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with basic EPS, which excludes the concept of common stock equivalents. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation between the two computations. This Statement is effective for financial statements issued for periods ending after December 15, 1997 and will not have a significant impact on the Company.

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

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

   (a) Exhibits--

       (27) Financial Data Schedule for the three months ended March 31, 1997.

   (b) Current reports on Form 8-K--There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: May 15, 1997                              By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)