Form 10-Q
period 1997-06-30
LOEWS CORP
filed 1997-08-14
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997
                               -------------

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

                                  (212) 521-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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


          Class                                   Outstanding at August 1, 1997
--------------------------                       -------------------------------
Common stock, $1 par value                              115,000,000 shares

================================================================================

                                      INDEX


Part I. Financial Information                                           Page No.
                                                                        --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      June 30, 1997 and December 31, 1996 ...........................       3

    Consolidated Condensed Statements of Income--
      Three and six months ended June 30, 1997 and 1996 .............       4

    Consolidated Condensed Statements of Cash Flows--
      Six months ended June 30, 1997 and 1996 .......................       5

    Notes to Consolidated Condensed Financial Statements ............       6

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ........................................      31

Part II. Other Information

  Item 1. Legal Proceedings .........................................      50

  Item 4. Submission of Matters to a Vote of Security Holders .......      50

  Item 6. Exhibits and Reports on Form 8-K ..........................      52

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
--------------------------------------------------------------------------------
(Amounts in millions of dollars)                    June 30,        December 31,
                                                      1997               1996
                                                   -----------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of $27,685.2
   and $29,319.3 ................................  $27,753.8           $29,478.3
  Equity securities, cost of $854.9 and $981.8         957.8             1,136.3
  Other investments .............................      958.0               997.9
  Short-term investments ........................   11,002.5             8,304.9
                                                   -----------------------------
     Total investments ..........................   40,672.1            39,917.4
Cash ............................................      478.2               305.7
Receivables-net .................................   14,198.6            13,862.1
Property, plant and equipment-net ...............    2,437.2             2,225.1
Deferred income taxes ...........................    1,092.1             1,138.0
Goodwill and other intangible assets-net ........      548.6               562.4
Other assets ....................................    1,916.4             1,697.2
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    2,122.9             1,854.2
Separate Account business .......................    6,023.3             6,120.9
                                                   -----------------------------
     Total assets ...............................  $69,489.4           $67,683.0
                                                   =============================

Liabilities and Shareholders' Equity:

Insurance reserves and claims ...................  $40,971.6           $40,415.1
Accounts payable and accrued liabilities ........    1,909.7             3,110.9
Payable for securities purchased ................    1,831.8               966.4
Securities sold under repurchase agreements .....    1,618.6               548.3
Long-term debt, less unamortized discount .......    4,489.9             4,370.7
Deferred credits and participating policyholders'
 equity .........................................    1,727.1             1,538.6
Separate Account business .......................    6,023.3             6,120.9
                                                   -----------------------------
     Total liabilities ..........................   58,572.0            57,070.9
Minority interest ...............................    2,049.6             1,880.9
Shareholders' equity ............................    8,867.8             8,731.2
                                                   -----------------------------
     Total liabilities and shareholders' equity .  $69,489.4           $67,683.0
                                                   =============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
-------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)     Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                                1997          1996          1997        1996
                                              ---------------------------------------------------

Revenues:

  Insurance premiums:
    Property and casualty .................   $2,529.4      $2,478.6      $4,999.9     $ 4,986.4
    Life ..................................      817.5         840.8       1,692.5       1,625.0
  Investment income, net of expenses ......      604.3         606.8       1,219.8       1,235.5
  Investment (losses) gains ...............     (295.4)        178.4        (266.6)        490.2
  Manufactured products (including excise
   taxes of $124.3, $121.9, $234.4 and
   $231.2) ................................      625.5         588.4       1,166.6       1,109.2
  Other ...................................      467.8         351.6         876.0         642.8
                                              --------------------------------------------------
     Total ................................    4,749.1       5,044.6       9,688.2      10,089.1
                                              --------------------------------------------------

Expenses:

  Insurance claims and policyholders'
   benefits ...............................    2,860.1       2,774.5       5,752.5       5,561.4
  Amortization of deferred policy
   acquisition costs ......................      595.9         484.4       1,116.2       1,057.0
  Cost of manufactured products sold ......      260.9         251.2         498.1         481.9
  Selling, operating, advertising and
   administrative expenses ................      750.8         806.3       1,542.1       1,523.3
  Interest ................................       76.3          69.8         151.1         160.6
                                              --------------------------------------------------
     Total ................................    4,544.0       4,386.2       9,060.0       8,784.2
                                              --------------------------------------------------
                                                 205.1         658.4         628.2       1,304.9
                                              --------------------------------------------------
  Income taxes ............................       69.7         226.4         196.1         445.1
  Minority interest .......................       71.6          53.3         129.0         112.3
                                              --------------------------------------------------
     Total ................................      141.3         279.7         325.1         557.4
                                              --------------------------------------------------
Net income ................................   $   63.8      $  378.7      $  303.1     $   747.5
                                              ==================================================

Net income per share ......................   $    .55      $   3.25      $   2.63     $    6.38
                                              ==================================================

Cash dividends per share ..................   $    .25      $    .25      $    .50     $     .50
                                              ==================================================

Weighted average number of shares
 outstanding ..............................      115.0         116.6         115.0         117.2
                                              ==================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
--------------------------------------------------------------------------------
(Amounts in millions)                                 Six Months Ended June 30,
                                                        1997             1996
                                                    ----------------------------
Operating Activities:
  Net income ....................................   $    303.1       $    747.5
  Adjustments to reconcile net income to net
   cash provided by operating activities-net ....        518.4           (194.9)
  Changes in assets and liabilities-net:
    Reinsurance receivable ......................        366.2             52.7
    Other receivables ...........................       (475.8)          (427.1)
    Deferred policy acquisition costs ...........       (268.7)          (204.6)
    Insurance reserves and claims ...............        563.7            311.5
    Accounts payable and accrued liabilities ....     (1,200.9)          (447.3)
    Trading securities ..........................       (364.5)           (41.6)
    Other-net ...................................         25.3            207.9
                                                    ---------------------------
                                                        (533.2)             4.1
                                                    ---------------------------
Investing Activities:
  Purchases of fixed maturities .................    (19,476.5)       (16,863.6)
  Proceeds from sales of fixed maturities .......     20,419.1         17,127.6
  Proceeds from maturities of fixed maturities ..      1,105.4          1,311.3
  Change in securities sold under repurchase
   agreements ...................................      1,070.3            135.1
  Purchases of equity securities ................       (563.9)          (602.1)
  Proceeds from sales of equity securities ......        781.5            779.0
  Change in short-term investments ..............     (2,330.2)        (1,424.1)
  Purchases of property, plant and equipment ....       (399.8)          (209.5)
  Change in other investments ...................         46.3            293.3
                                                     ---------------------------
                                                         652.2            547.0
                                                    ---------------------------
Financing Activities:
  Dividends paid to shareholders ................        (57.5)           (58.7)
  Purchases of treasury shares ..................                        (137.6)
  Issuance of long-term debt ....................        395.3              9.1
  Principal payments on long-term debt ..........       (204.1)          (320.3)
  Net change in revolving line of credit ........        (63.0)            70.0
  Net change in short-term debt .................        (10.0)            (4.8)
  Receipts credited to policyholders ............          4.3              8.6
  Withdrawals of policyholder account balances ..        (11.5)           (17.9)
                                                    ---------------------------
                                                          53.5           (451.6)
                                                    ---------------------------
Net change in cash ..............................        172.5             99.5
Cash, beginning of period .......................        305.7            241.7
                                                    ---------------------------
Cash, end of period .............................   $    478.2       $    341.2
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

   The effects of reinsurance on earned premiums, are as follows:


                                                       %                                            %
                  Direct   Assumed   Ceded    Net   Assumed     Direct   Assumed   Ceded   Net   Assumed
                  --------------------------------------------------------------------------------------

                                               Six Months Ended June 30,
                  --------------------------------------------------------------------------------------
                  ---------------- 1997 --------------------   ---------------- 1996 -------------------

    Life .......  $  435.4 $   60.5 $   56.7 $  439.2  13.8%   $  353.9 $   57.2  $ 15.2 $  395.9  14.4%
    Accident and
     health ....   1,856.1     57.3     65.2  1,848.2   3.1     1,658.4     89.4    33.2  1,714.6   5.2
    Property and
     casualty ..   4,303.5    560.0    458.5  4,405.0  12.7     4,249.1  1,002.8   751.0  4,500.9  22.3
                  --------------------------------------------------------------------------------------
      Total ....  $6,595.0 $  677.8 $  580.4 $6,692.4  10.1%   $6,261.4 $1,149.4  $799.4 $6,611.4  17.4%
                  ======================================================================================

                                               Three Months Ended June 30,
                  --------------------------------------------------------------------------------------
                  ---------------- 1997 --------------------   ---------------- 1996 -------------------


    Life .......  $  208.1 $   31.8 $   32.4 $  207.5  15.3%   $  209.6 $   30.3  $ 10.8 $  229.1  13.2%
    Accident and
     health ....     911.0     29.7     34.3    906.4   3.3       827.2     44.6     4.5    867.3   5.1
    Property and
     casualty ..   2,139.5    323.6    230.1  2,233.0  14.5     2,043.4    588.1   408.5  2,223.0  26.5
                  --------------------------------------------------------------------------------------
      Total ....  $3,258.6 $  385.1 $  296.8 $3,346.9  11.5%   $3,080.2 $  663.0  $423.8 $3,319.4  20.0%
                  ======================================================================================

   Insurance claims and policyholders' benefits are net of reinsurance recoveries of $146.5, $125.5, $394.0 and $604.0 for the three and six months ended June 30, 1997 and 1996, respectively.

   In the above table, life premium revenue is primarily from long duration contracts and the property and casualty earned premium is from short duration contracts. Approximately three quarters of accident and health earned premiums are from short duration contracts.

3. The Company's receivables are comprised of the following:

                                                     June 30,      December 31,
                                                       1997            1996
                                                    ---------------------------

   Reinsurance ..................................   $ 6,598.8         $ 6,965.0
   Other insurance ..............................     6,458.3           5,942.5
   Security sales ...............................       525.9             299.7
   Accrued investment income ....................       451.3             534.3
   Other ........................................       456.0             412.0
                                                    ---------------------------
          Total .................................    14,490.3          14,153.5
   Less allowance for doubtful accounts and
    cash discounts ..............................       291.7             291.4
                                                    ---------------------------
          Receivables-net .......................   $14,198.6         $13,862.1
                                                    ===========================

4. Shareholders' equity:

                                                     June 30,      December 31,
                                                       1997            1996
                                                    ---------------------------

   Preferred stock, $.10 par value,
     Authorized--100,000,000 shares
   Common stock, $1 par value:
     Authorized--400,000,000 shares
     Issued and outstanding--115,000,000 shares .    $  115.0          $  115.0
   Additional paid-in capital ...................       165.8             165.8
   Earnings retained in the business ............     8,462.4           8,216.8
   Unrealized appreciation ......................       124.6             233.6
                                                     --------------------------
          Total .................................    $8,867.8          $8,731.2
                                                     ==========================


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

   On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. Petitions for rehearing by the panel and suggestions for rehearing by the entire Fifth Circuit Court of Appeals as respects the decision on the Global Settlement Agreement were denied. Two petitions for certiorari were filed in the Supreme Court as respects the Global Settlement Agreement. On June 27, 1997, the Supreme Court granted these petitions, vacated the Fifth Circuit's judgment as respects the Global Settlement Agreement, and remanded to the Fifth Circuit for reconsideration in light of the Supreme Court's decision in Amchem Products Co. v. Windsor. The Fifth Circuit has not yet rendered a decision on this remand.

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

   On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1,530.0 to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10.0 is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement approval is presently before the Fifth Circuit on remand by order of the Supreme Court vacating the Fifth Circuit's previous decision approving the Global

   Settlement. There is limited precedent for settlements which determine the rights of future claimants to seek relief.

   Through June 30, 1997, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 134,800 claims, for an estimated settlement amount of approximately $1,620.0 plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $1,530.0 was paid through June 30, 1997, including approximately $590.0 paid in the fourth quarter of 1996 and the first quarter of 1997 as a result of the Trilateral Agreement becoming final. As described above; such payments are partially recoverable from Pacific Indemnity. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

   Final court approval of the Trilateral Agreement and its implementation has eliminated any further material exposure with respect to the Fibreboard matter, and subsequent reserve adjustments, if any, will not materially affect the results of operations or equity of the Company.

   Environmental Pollution and Asbestos - Related Claims
   -----------------------------------------------------

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

   A number of proposals to reform Superfund have been made by various parties. Despite Superfund taxing authority having expired at the end of 1995, no reforms have yet been enacted by Congress. While the current Congress may address this issue, no predictions can be made as to what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be materially reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

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

   As of June 30, 1997 and December 31, 1996, CNA carried approximately $882.0 and $907.8, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. There was no unfavorable reserve development for the six months ended June 30, 1997 and 1996.

   CNA has exposure to asbestos-related claims, including those attributable to the Fibreboard claim (see discussion above). Estimation of asbestos-related claim reserves encounter many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, multiple insurers and allocation of liability among insurers, missing policies and proof of coverage.

   As of June 30, 1997 and December 31, 1996, CNA carried approximately $1,516.0 and $1,506.2, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable reserve development for the six months ended June 30, 1997 and 1996 totaled $25.0 and $26.0, respectively.

   The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

   Other reserve development for the six months ended June 30, 1997 and 1996 was favorable and aggregated $116.0 and $267.0, respectively. Reserve development for the six months ended June 30, 1997 reflects continued favorable claim frequency (rate of claim occurrence) and severity (average cost per claim) experience in the workers' compensation line of business as well as favorable experience in the surety line of business. Reserve development for the six months ended June 30, 1996, was principally due to favorable experience in workers' compensation.

   These trends reflect the positive effects of changes in workers' compensation laws, or moderate increases in medical costs, and a generally strong economy in which individuals return to the workplace more quickly.

   CNA, consistent with sound reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. The following table provides additional data related to CNA's environmental pollution and asbestos-related claims reserves.

                                                  June 30, 1997           December 31, 1996
                                             ----------------------------------------------------
                                            Environmental               Environmental
                                               Pollution    Asbestos       Pollution     Asbestos
                                             ----------------------------------------------------
   Gross reserves:
     Reported claims ...................       $306.0       $1,517.0       $  288.9    $1,551.4
     Unreported claims .................        659.0          105.0          714.0        94.0
                                               ------------------------------------------------
                                                 965.0        1,622.0        1,002.9     1,645.4
   Less reinsurance recoverable ........        (83.0)        (106.0)         (95.1)     (139.2)
                                               ------------------------------------------------
     Net reserves ......................       $882.0       $1,516.0       $  907.8    $1,506.2
                                               ================================================

   NON-INSURANCE

   Tobacco Litigation
   ------------------

   Lawsuits are being filed with increasing frequency against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, "addiction" to smoking, or exposure to environmental tobacco smoke. Tobacco litigation includes claims brought by individual plaintiffs ("Conventional Product Liability Cases"); claims brought as class actions on behalf of a large number of individuals ("Class Actions") for damages allegedly caused by smoking; and claims brought on behalf of governmental entities and others, including private citizens suing on behalf of taxpayers, labor unions and tribes of Native Americans, seeking, among other alleged damages, reimbursement of health care costs allegedly incurred as a result of smoking ("Reimbursement Cases"). In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases").

   There has been a substantial increase in the number of cases filed. For instance, eight suits seeking class certification that name Lorillard and/or the Company as defendants were filed and served during the last two quarters of 1996; at least twenty-four such suits (some of which have not been served) have been filed during the first two quarters of 1997. Thirteen reimbursement suits were filed by state or local governmental entities during the last two quarters of 1996; at least twenty-eight reimbursement suits have been filed by governmental entities during the first two quarters of 1997 (some of which have not been served) as well as suits by four tribes of Native Americans and seventeen suits by unions, some of which have not been served. Conventional product liability cases also have been filed with greater frequency in recent years. During 1994, approximately 30 such suits were filed and served against U.S. cigarette manufacturers, including Lorillard. Approximately 140 such suits were filed and served during 1995. Approximately 340 such suits were filed and served during 1996. During the first two quarters of 1997, approximately 275 such suits have been filed and served on the major U.S. cigarette manufacturers, including Lorillard.

   In these actions, plaintiffs claim substantial compensatory, statutory and punitive damages in amounts ranging into the billions of dollars. These claims are based on a number of legal theories including, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, violation of consumer protection statutes, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products. As noted below, several cases are scheduled for trial in 1997, although trial dates are subject to change.

   CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 500 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Lorillard is a defendant in approximately 146 of these cases. The Company is a defendant in seven of these cases.

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

   On May 5, 1997, the jury in Dana Raulerson, as personal representative of the estate of Jean Connor, deceased, v. R.J. Reynolds Tobacco Company (District Court, Duval County, Florida), returned a verdict in favor of the defendant R.J. Reynolds Tobacco Company. The jury determined that there was no liability on the part of R.J. Reynolds Tobacco Company in the death of Jean Connor. Plaintiff did not notice an appeal from the judgment that ensued from the verdict.

   CLASS ACTIONS - In addition to the foregoing cases, there are 49 purported class actions pending against cigarette manufacturers. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One case seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations.

   Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of over 60 law firms from throughout the United States. Lorillard is a defendant in 42 of the 49 cases seeking class certification. Lorillard is a defendant in each purported class action listed below unless expressly stated to the contrary. The Company is a defendant in 23 of the purported class actions. Unless otherwise noted, the purported class actions are in the pre-trial, discovery stage.

   Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991). This case is a class action on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke in the cabins of the aircraft. Jury selection commenced on June 2, 1997. Trial began on July 14, 1997. Trial presently is underway.

   Castano v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed March 29, 1994). The U.S. District Court for the Eastern District of Louisiana granted plaintiffs' motion for class certification on behalf of U.S. residents who alleged nicotine dependency. This order subsequently was reversed by the U.S. Court of Appeals for the Fifth Circuit, and the class action ordered by the District Court was decertified. The Court of Appeals directed the District Court to dismiss plaintiffs' class action allegations. The Company is a defendant in the case.

   Granier v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed September 26, 1994).

   Harris v. The American Tobacco Company, et al. (U.S. District Court, Middle District, Pennsylvania, filed March 1, 1996). The Company is a defendant in the case. The court entered an order on its own motion that dismissed the class action allegations. The court has entered an order granting a motion to dismiss filed by several of the defendants named in the complaint, including the Company and Lorillard, but final judgment has not been entered in their favor and the time for plaintiffs to notice an appeal has not begun.

   Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). Class certification has been granted as to Florida citizens who allege they, or their survivors, have, have had or have died from diseases and medical conditions caused by smoking cigarettes. The Florida Supreme Court has denied defendants' appeal. Trial is scheduled to begin on September 8, 1997, although the court has informed the parties that it will vacate this trial date due to the pending Broin trial.

   Norton v. RJR Nabisco Holdings Corporation, et al. (Superior Court, Madison County, Indiana, filed May 3, 1996). The Company is a defendant in the case.

   Richardson v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 24, 1996).

   Scott v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed May 24, 1996). The Company is a defendant in the case. Class certification has been granted by the Circuit Court of Orleans Parish, Louisiana on behalf of Louisiana citizens who require medical monitoring. Defendants have removed the case to U.S. District Court, Eastern District, Louisiana and have asked the federal court to reconsider the state court's class certification order.

   Small v. Lorillard, et al., Hoskins v. R.J. Reynolds, et al., Frosina v. Philip Morris, et al., Stewart-Lomanitz v. Brown & Williamson, et al., and Zito v. American Tobacco, et al. (Supreme Court, New York County, New York, filed June 19, 1996). Small is the only one of these cases to name Lorillard as a defendant. The court has heard argument on plaintiffs' motions for class certification on behalf of citizens of the State of New York who allege nicotine dependency on behalf of themselves or their decedents. Trial is scheduled to begin on January 26, 1998.

   Reed v. Philip Morris Incorporated, et al. (Superior Court, District of Columbia, filed June 21, 1996). The Company is a defendant in the case.

   Barnes v. The American Tobacco Company, et al. (U.S. District, Eastern District, Pennsylvania, filed August 8, 1996). The Company is a defendant in the case. Plaintiffs' motion for class certification has been denied as to a claim for medical monitoring. Plaintiffs have filed a renewed motion for class certification. Plaintiffs have amended their complaint in response to the denial of class certification. Trial is scheduled to begin on October 14, 1997.

   Lyons v. The American Tobacco Company, et al. (U.S. District Court, Southern District, Alabama, filed August 8, 1996).

   Chamberlain v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio, filed August 14, 1996). The Company is a defendant in the case.

   Masepohl v. American Tobacco Company, Inc., et al. (U.S. District Court, Minnesota, filed September 4, 1996). The Company is a defendant in the case.

   Perry v. The American Tobacco Company, et al. (Circuit Court, Coffee County, Tennessee, filed September 30, 1996). Plaintiffs seek class certification on behalf of individuals who have paid medical insurance premiums to a Blue Cross and Blue Shield organization.

   Connor v. The American Tobacco Company, et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed October 10, 1996). The Company was named as a defendant but has been voluntarily dismissed.

   Ruiz v. The American Tobacco Company, et al. (U.S. District Court, Puerto Rico, filed October 23, 1996).

   Hansen v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Arkansas, filed November 4, 1996). The Company is a defendant in the case.

   McCune v. American Tobacco Company, et al. (U.S. District Court, West Virginia, filed January 31, 1997). The Company is a defendant in the case.

   Baker v. American Tobacco Company, et al. (Circuit Court, Wayne County, Michigan, filed February 4, 1997).

   Ingle v. Philip Morris Incorporated, et al. (U.S. District Court, Southern District, West Virginia, filed February 4, 1997).

   Emig v. American Tobacco Company, et al. (U.S. District Court, Kansas, filed February 6, 1997). The Company is a defendant in the case.

   Peterson v. American Tobacco Company, et al. (U.S. District Court, Hawaii, filed February 6, 1997). The Company is a defendant in the case.

   Walls v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Oklahoma, filed February 6, 1997).

   Selcer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Nevada, filed March 3, 1997). Plaintiffs have filed a motion seeking leave to amend the complaint to add the Company as a defendant. To date, none of the defendants have received service of process.

   Insolia v. Philip Morris Incorporated, et al. (U.S. District Court, Wisconsin, filed April 18, 1997).

   Geiger v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, filed April 30, 1997). Plaintiffs' motion for class certification was granted on an interim basis on July 24, 1997 and the court certified a class comprised of New York residents who allege lung cancer or throat cancer as a result of smoking cigarettes. Defendants have noticed an appeal from the ruling.

   Cole v. The Tobacco Institute, Inc., et al. (U.S. District Court, Eastern District, Texas, Texarkana Division, filed May 5, 1997).

   Clay v. The American Tobacco Company, Inc., et al. (U.S. District Court, Southern District, Illinois, Benton Division, filed May 22, 1997). To date, none of the defendants have received service of process.

   Anderson v. The American Tobacco Company, Inc., et al. (U.S. District Court, Eastern District, Tennessee, filed May 23, 1997). The Company is a defendant in the case.

   Taylor v. The American Tobacco Company, Inc., et al. (Circuit Court, Wayne County, Michigan; filed May 23, 1997).

   Lyons v. Brown & Williamson Tobacco Corporation, et al. (United States District Court, Northern District, Georgia, filed May 27, 1997). The Company is a defendant in the case.

   Cosentino v. Philip Morris Incorporated, et al. (Superior Court, Middlesex County, New Jersey, filed May 28, 1997). The Company is a defendant in the case.

   Enright v. American Tobacco Company, Inc., et al. (Superior Court, Camden County, New Jersey, filed May 28, 1997). The Company is a defendant in the case.

   Tepper v. Philip Morris Incorporated, et al. (Superior Court, Bergen County, New Jersey, filed May 28, 1997). The Company is a defendant in the case.

   Langdeau v. The American Tobacco Company, et al. (Tribal Court, Lower Brule Sioux Tribe, filed June 4, 1997).

   Thomas v. American Tobacco Company, Inc., et al. (filed in Circuit Court, Wayne County, Michigan; removed to U.S. District Court, Eastern District, Michigan; filed June 6, 1997). The Company is a defendant in the case.

   Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997). The Company is a defendant in the case. To date, none of the defendants have received service of process.

   Lippincott v. American Tobacco Company, Inc., et al. (Superior Court, Camden County, New Jersey, filed June 13, 1997). The Company is a defendant in the case.

   Brammer v. R.J. Reynolds Tobacco Company, et al. (filed in District Court, Polk County, Iowa; removed to U.S. District Court, Southern District, Iowa; filed June 20, 1997). The Company is a defendant in the case.

   Knowles v. The American Tobacco Company, et al. (filed in District Court, Orleans Parish, Louisiana; removed to U.S. District Court, Eastern District,

   Louisiana, filed June 30, 1997). The Company is a defendant in the case.

   Daley v. American Brands, Inc., et al. (Circuit Court, Cook County, Illinois, filed July 7, 1997). The Company is a defendant in the case. To date, none of the defendants have received service of process.

   Three additional purported pending class actions have been commenced against other companies and are not pending against either Lorillard or the Company. Class certification has been denied by the U.S. District Court for the Western District of Missouri in one of the cases, Smith v. Brown & Williamson Tobacco Corporation. The other two suits purportedly were filed due to the Liggett Settlement, discussed below (Fletcher v. Liggett, pending in Circuit Court, Mobile County, Alabama, and Walker v. Liggett, pending in U.S. District Court, West Virginia). See "Liggett Settlement." In the case of Walker v. Liggett, the United States District Court for the Southern District of West Virginia issued an order on August 5, 1997 that denied plaintiff's motion for class certification. The August 5, 1997, order also vacated the court's order of May 15, 1997 that granted preliminary approval of plaintiff's motion for class certification.

   REIMBURSEMENT CASES - In addition to the above, approximately 65 actions are pending in which governmental entities, private citizens, or other organizations, including labor unions and tribes of Native Americans, seek recovery of funds expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in all such actions. The Company is named as a defendant in seventeen of them.

     State Or Local Governmental Reimbursement Cases - Suits have been filed by 39 states, the Commonwealth of Puerto Rico, the Territory of Guam and the Republic of The Marshall Islands, one of which has been dismissed. Defendants have not received service of process of four of the cases. Cities, counties or other local governmental entities have filed eight such suits, all of which have been served. The Company has been named as a defendant in twelve cases filed by state or local governmental entities. Unless otherwise noted, each pending reimbursement suit is in the pre-trial, discovery stage.

   Moore v. The American Tobacco Company, et al. (Chancery Court, Jackson County, Mississippi, filed May 23, 1994). On July 2, 1997, Lorillard and other defendants entered into a memorandum of understanding with the State of Mississippi with regard to an agreement in principle to settle this case. See "Mississippi Settlement" below.

   McGraw v. The American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed September 20, 1994 by the West Virginia Attorney General and state agencies). The court has granted defendants' motion to dismiss eleven of the fourteen counts of the complaint and has held that two of the plaintiffs in the action, the West Virginia Public Employee Insurance Agency and West Virginia Department of Health and Human Services, lack standing to sue for personal injuries. The Company is a defendant in the case.

   State of Minnesota, et al. v. Philip Morris Incorporated, et al., (District Court, Ramsey County, Minnesota, filed August 17, 1994). Blue Cross and Blue

   Shield of Minnesota ("Blue Cross") also is plaintiff in the case. The Minnesota Supreme Court has issued an order ruling that plaintiff Blue Cross does not have standing to pursue tort claims against the defendants. The Minnesota Supreme Court's order permits Blue Cross to proceed with its claims that defendants violated antitrust and consumer protection statutes. The Minnesota Supreme Court's order permits Blue Cross to pursue its equitable claims for injunctive relief but bars Blue Cross from pursuing money damages for the equitable claims. Trial is scheduled to begin on January 19, 1998.

   The State of Florida, et al. v. The American Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida, filed February 21, 1995). This case has been brought under a Florida statute that permits the state to sue a manufacturer under theories of negligence and strict liability to recover Medicaid costs incurred by the state that are claimed to result from the use of the manufacturer's product. The statute permits causation and damages to be proven by statistical analysis, abrogates affirmative defenses, adopts a "market share" liability theory but also allows joint and several liability, and eliminates the statute of repose. An action for declaratory judgment was commenced in Florida state court by companies and trade associations in several potentially affected industries challenging the statute. A Florida state court granted in part the motion for declaratory judgment. The Florida Supreme Court affirmed in part and reversed in part the trial court's judgment. The U.S. Supreme Court denied a petition for writ of certiorari filed by the plaintiffs in the declaratory judgment action. Lorillard understands that several other states, and the Congress, have considered or are considering legislation similar to that passed in Florida. In the State of Florida action, the trial court granted the Company's motion to dismiss. Plaintiffs noticed an appeal to the Florida Court of Appeals, which heard argument on July 10, 1997 and took the appeal under advisement. Plaintiffs filed an amended complaint that added certain statutory counts, including one under a Florida RICO statute that permits plaintiffs to seek treble damages and a claim for punitive damages. The trial court has issued several rulings that are adverse to defendants' interests and will substantially limit or restrict the defenses available to them. Additional rulings have been issued that will substantially limit the evidence defendants will be permitted to submit at trial to rebut plaintiffs' claims. Other rulings are favorable to plaintiffs as to the type or quantity of evidence that may be submitted. The court began the jury selection process on August 1, 1997. Opening statements are expected to be made in late August or early September 1997.

   Commonwealth of Massachusetts v. Philip Morris Inc., et al. (Superior Court, Middlesex County, Massachusetts, filed December 19, 1995).

   Ieyoub v. The American Tobacco Company, et al. (U.S. District Court, Western District, Louisiana, filed March 13, 1996 by the Louisiana Attorney General). The Company is a defendant in the case.

   The State of Texas v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Texas, filed March 28, 1996). Trial is scheduled to begin on September 29, 1997.

   State of Maryland v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 1, 1996). The court has granted in part defendants' motion to dismiss and has dismissed nine of the thirteen counts of the complaint.

   State of Washington v. The American Tobacco Company, et al. (Superior Court, King County, Washington, filed June 5, 1996). The court has granted in part defendants' motion to dismiss and dismissed all of plaintiff's claims except anti-trust, violations of the Washington Consumers' Protection Act statutes and conspiracy.

   City and County of San Francisco, et al. v. Philip Morris Incorporated, et al (U.S. District Court, Northern District, California, filed June 6, 1996 by various California cities and counties). The court has dismissed plaintiffs' breach of implied warranty claim and has dismissed plaintiffs' conspiracy claim as a separate cause of action.

   State of Connecticut v. Philip Morris Incorporated, et al. (Superior Court, Litchfield District, Connecticut, filed July 18, 1996).

   County of Los Angeles v. R.J. Reynolds Tobacco Company, et al. (Superior Court, San Diego County, filed August 5, 1996). The court has sustained defendants' demurrer to plaintiff's fraud claim.

   State of Arizona v. The American Tobacco Company, et al. (Superior Court, Maricopa County, Arizona, filed August 20, 1996). The court has dismissed plaintiff's claims of breach of assumed duty, performance of another's duty, unjust enrichment and restitution, negligence per se, public nuisance and, as to the claims that were dismissed, conspiracy. The court has dismissed without prejudice plaintiffs' claims asserted under the Racketeering Influenced and Corrupt Organizations Act.

   State of Kansas v. R.J. Reynolds Tobacco Company, et al. (District Court, Shawnee County, Kansas, filed August 20, 1996).

   Kelley v. Philip Morris Incorporated, et al. (Circuit Court, Ingham County, Michigan, filed August 21, 1996 by the Attorney General of Michigan). The court has dismissed plaintiff's claims of violation of the Michigan Antitrust Reform Act, punitive damages and ad damnum allegations. The court ruled that plaintiff is permitted to seek exemplary damages rather than punitive damages.

   State of Oklahoma, et al. v. R.J. Reynolds Tobacco Company, et al. (District Court, Cleveland County, Oklahoma, filed August 22, 1996). The Company is a defendant in the case.

   People of the State of California v. Philip Morris Incorporated, et al. (Superior Court, San Francisco County, California, filed September 5, 1996 by various California counties and cities and local chapters of various medical societies and associations).

   State of New Jersey v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Middlesex County, New Jersey, filed September 10, 1996).

   State of Utah v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Central Division, Utah, filed September 30, 1996). The Company is a defendant in the case.

   City of New York, et al. v. The Tobacco Institute, et al. (U.S. District Court, Southern District, New York, filed October 17, 1996).

   People of the State of Illinois v. Philip Morris, Inc., et al. (Circuit Court, Cook County, Illinois, filed November 12, 1996).

   State of Iowa v. R.J. Reynolds Tobacco Company, et al. (District Court, Fifth Judicial District, Polk County, Iowa, filed November 27, 1996). The Company is a defendant in the case.

   County of Erie v. The Tobacco Institute, Inc., et al. (Supreme Court, Erie

   County, New York, filed January 14, 1997).

   State of New York v. The American Tobacco Company, et al. (U.S. District Court, Southern District, New York, filed January 21, 1997).

   State of Hawaii v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, First Circuit, Hawaii, filed January 31, 1997). The Company is a defendant in the case.

   State of Wisconsin v. Philip Morris Incorporated, et al. (Circuit Court, Dane County, Wisconsin, filed February 5, 1997).

   State of Indiana v. Philip Morris Incorporated, et al. (Superior Court, Marion County, Indiana, filed February 19, 1997).

   State of Alaska v. Philip Morris, Incorporated, et al. (Superior Court, First Judicial District, Alaska, filed April 14, 1997).

   County of Cook v. Philip Morris, Incorporated, et al. (U.S. District Court, Northern District, Illinois, filed April 18, 1997).

   Commonwealth of Pennsylvania v. Philip Morris, Inc., et al. (Court of Common Pleas, Philadelphia County, Pennsylvania, filed April 23, 1997).

   State of Arkansas v. The American Tobacco Company, et al. (Sixth Division, Chancery Court, Pulaski County, Arkansas, filed May 5, 1997). To date, none of the defendants have received service of process.

   State of Montana v. Philip Morris, Incorporated, et al. (First Judicial Court, Lewis and Clark County, Montana, filed May 5, 1997).

   State of Ohio v. Philip Morris, Incorporated, et al. (Court of Common Pleas, Franklin County, Ohio, filed on May 8, 1997).

   State of Missouri v. American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed May 12, 1997). The Company is a defendant in the case.

   State of South Carolina v. Brown & Williamson Tobacco Corporation, et al. (Court of Common Pleas, Richland County, South Carolina, filed May 12,
   1997). The Company is a defendant in the case.

   State of Nevada v. Philip Morris, Incorporated, et al. (Second Judicial District, Washoe County, Nevada, filed May 21, 1997). The Company is a defendant in the case.

   University of South Alabama v. The American Tobacco Company, et al. (filed in Circuit Court, Mobile County, Alabama; removed to U.S. District Court, Southern District, Alabama; filed May 23, 1997). The Company is a defendant in the case.

   State of New Mexico v. The American Tobacco Company, et al. (First Judicial District Court, Santa Fe County, New Mexico, filed May 27, 1997). The Company was named as a defendant but has been voluntarily dismissed.

   City of Birmingham, Alabama, and The Greene County Racing Commission v. The American Tobacco Company, et al. (filed in Circuit Court, Greene County, Alabama; removed to U.S. District Court, Northern District, Alabama; filed May 28, 1997). The Company is a defendant in the case.

   Unpingco, et al. v. The American Tobacco Company, et al. (United States

   District Court, Territory of Guam, filed May 29, 1997).

   State of Vermont v. Philip Morris, Incorporated, et al. (Superior Court, Chittenden County, Vermont, filed May 29, 1997).

   State of New Hampshire v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Merrimack County, New Hampshire, filed June 4, 1997).

   State of Colorado v. R.J. Reynolds Tobacco Co., et al. (District Court, City and County of Denver, Colorado, filed June 5, 1997).

   State of Oregon v. The American Tobacco Company, et al. (Circuit Court, Multnomah County, Oregon, filed June 9, 1997).

   State of Idaho v. Philip Morris, Inc., et al. (District Court, Fourth Judicial District, Ada County, Idaho, filed June 9, 1997).

   People of the State of California v. Philip Morris, Inc., et al. (Superior Court, Sacramento County, California, filed June 12, 1997).

   State of Maine v. Philip Morris, Incorporated, et al. (Superior Court, Kennebec County, Maine, filed June 17, 1997) (the caption of the complaint does not list Loews Corporation or Lorillard as defendants but the text of the complaint suggests that plaintiff intended to name both as defendants.) To date, none of the defendants have received service of process.

   Rossello, et al. v. Brown & Williamson Tobacco Corporation, et al. (United States District Court, Puerto Rico, filed June 17, 1997).

   State of Rhode Island v. American Tobacco Company, Inc., et al. (Superior Court, Providence, Rhode Island, filed June 17, 1997). To date, none of the defendants have received service of process.

   Citizens of the Republic of the Marshall Islands v. The American Tobacco Company, et al. (United States District Court, Hawaii, filed June 18, 1997). Plaintiff voluntarily dismissed the action without prejudice on July 29, 1997.

   The states pursuing the foregoing efforts are doing so at the urging and with the assistance of well known members of the plaintiffs bar who have been meeting with attorneys general in other states to encourage them to file similar suits.

   Lorillard, other cigarette manufacturers and others have commenced suits in eight states that seek declaratory judgment or injunctive relief as to the authority of the states or state agencies to commence Reimbursement Cases or to retain private counsel under a contingent fee contract to pursue such actions. Nine such cases have been filed to date, in the states of Alaska, Connecticut, Florida, Hawaii, Maryland, Massachusetts, New Jersey, Texas and Utah. The case in Hawaii is scheduled for trial on December 9, 1997. The suits in Connecticut and Maryland are on appeal following entry of orders that dismissed the actions in favor of the defendant governmental entities. The suits in Florida and Utah were concluded by orders not favorable to the interests of the plaintiff cigarette manufacturers. The suits in Massachusetts and Texas have been stayed until the reimbursement suits filed by the respective states are resolved.

     Private Citizens' Reimbursement Cases - Private citizens have filed suit in five states on behalf of taxpayers of their respective states. Governmental entities have filed reimbursement suits in two of the five states. The Company and Lorillard are defendants in each of the five cases.

   Each of these cases is in the pre-trial, discovery stage.

   Crozier v. The American Tobacco Company, et al. (Circuit Court, Montgomery County, Alabama, filed August 8, 1996). The Company is a defendant in the case.

   Coyne v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio, filed September 17, 1996). The Company is a defendant in the case.

   White v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, Mississippi, filed April 18, 1997). The Company is a defendant in the case. To date, none of the defendants have received service of process, although one defendant filed an answer to the complaint and removed the case to federal court.

   Beckom, et al., ex. rel. State of Tennessee and Tennessee taxpayers v. The American Tobacco Company, et al. (filed in Chancery Court, Monroe County, Tennessee; removed to U.S. District Court, Eastern District, Tennessee; filed May 8, 1997). The Company is a defendant in the case.

   Woods v. The American Tobacco Company, et al. (Superior Court, Wake County, North Carolina, filed July 10, 1997). The Company is a defendant in the case.

     Reimbursement Cases By Tribes Of Native Americans - Tribes of Native Americans have filed four suits in their tribal courts. Lorillard is a defendant in each of the four cases. The Company is not named as a defendant in any of the four tribal suits filed to date. Each of these cases is in the pre-trial, discovery stage.

   The Lower Brule Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Lower Brule Sioux Tribe, filed on an unknown date, first amended complaint filed May 28, 1997).

   The Crow Tribe v. The American Tobacco Company, et al. (Tribal Court, Crow Tribe, filed June 10, 1997).

   Muscogee Creek Nation v. The American Tobacco Company, et al. (District Court, Muscogee Creek Nation, Okmulgee District, filed June 20, 1997).

   Chehalis Tribe v. The American Tobacco Company, et al. (Chehalis Tribal Court, Chehalis Indian Reservation, Oakville, Washington, filed June 23,
   1997).

     Reimbursement Cases By Labor Unions - Labor unions have filed seventeen suits in various states throughout the nation in federal or state courts, although four of them have not been served to date. Lorillard is named as a defendant in each of the suits filed to date by unions. The Company is not a defendant in any of the cases filed to date by unions. Each of these cases is in the pre-trial, discovery stage.

   Stationary Engineers Local 39 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 25, 1997.

   Iron Workers Local Union No. 17 Insurance Fund, et al. v. Philip Morris, Inc., et al. (United States District Court, Northern District, Ohio, Eastern Division, filed May 20, 1997).

   Northwest Laborers-Employers Health and Security Trust Fund, et al. v.

   Philip Morris, Inc., et al. (United States District Court, Western District, Washington, filed May 21, 1997).

   Central Illinois Carpenters Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois; removed to U.S. District Court, Southern District, Illinois; filed May 30, 1997). To date, none of the defendants have received service of process.

   Massachusetts Laborers Health and Welfare Fund v. Philip Morris Inc., et al. (filed in Superior Court, Suffolk County, Massachusetts; removed to U.S. District Court, Massachusetts; filed June 2, 1997).

   Hawaii Health and Welfare Trust Fund for Operating Engineers v. Philip Morris, Inc., et al. (United States District Court, Hawaii, filed June 13,
   1997).

   Oregon Laborers -- Employers Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (filed in Circuit Court, Multnomah County, Oregon; removed to U.S. District Court, Oregon; filed June 18, 1997).

   Laborers Local 17 Health and Benefit Fund and The Transport Workers Union New York City Private Bus Lines Health Benefit Trust v. Philip Morris, Inc., et al. (United States District Court, Southern District, New York, filed June 19, 1997).

   Ark-La-Miss Laborers Welfare Fund v. Philip Morris, Inc., et al. (United States District Court, Eastern District, Louisiana, filed June 20, 1997).

   Iowa Laborers District Council Health and Welfare Fund, et al. v. Philip Morris, Inc., et al. (United States District Court, Central District, Iowa, Southern Division, filed on an unknown date; plaintiff's first amended complaint filed June 20, 1997). To date, none of the defendants have received service of process.

   Kentucky Laborers District Council Health and Welfare Trust Fund v. Hill & Knowlton, Inc., et al. (United States District Court, Western District, Kentucky, Louisville Division, filed June 20, 1997).

   United Federation of Teachers Welfare Fund, et al. v. Philip Morris, Inc., et al. (United States District Court, Southern District, New York, filed June 25, 1997).

   Connecticut Pipe Trades Health Fund and International Brotherhood of Electrical Workers Local 90 Benefit Plan v. Philip Morris, Inc., et al. (United States District Court, Connecticut, filed July 1, 1997).

   Seafarers Welfare Plan and United Industrial Workers Welfare Plan v. Philip Morris, Inc., et al. (United States District Court, Maryland, Southern Division, filed July 2, 1997). To date, none of the defendants have received service of process.

   Laborers and Operating Engineers Utility Agreement Health and Welfare Trust Fund for Arizona v. Philip Morris Incorporated, et al. (United States District Court, Arizona, filed July 7, 1997).

   West Virginia Laborers Pension Fund v. Philip Morris, Inc., et al. (United States District Court, Southern District, West Virginia, Huntington Division, filed July 11, 1997).

   Rhode Island Laborers Health and Welfare Fund v. Philip Morris Incorporated, et al. (Superior Court, Providence, Rhode Island, filed on or about July 20,
   1997). To date, none of the defendants have received service of process.

   FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Seventeen such cases are pending in federal and state courts against Lorillard. Allegations of liability against Lorillard include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10.0 in compensatory damages and $100.0 in punitive damages. In the one case of this type that has been tried during 1997, the jury returned a verdict in favor of Lorillard. Trials were held in three cases of this type during 1996. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay the amount of one hundred forty thousand dollars. Lorillard has noticed an appeal to the California Court of Appeals. Trials were held in three cases of this type during 1995. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay an amount between $1.8 and $2.0 in actual and punitive damages. The precise amount to be paid by Lorillard will be determined at a later date if the verdict withstands review by appellate courts. Lorillard has noticed an appeal from the judgment in plaintiffs' favor.

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

   LIGGETT SETTLEMENT - On March 20, 1997, Liggett Group, Inc. and its parent company, Brooke Group, Ltd., Inc. ("Liggett"), and the Attorneys General for twenty-two states, announced that they had reached agreement (the "Liggett Settlement") to settle the reimbursement suits pending in those states. The proposed settlements reportedly will require Liggett: to pay to the twenty-two states an aggregate of 25% of its pre-tax profits annually for the next twenty-five years, plus a one time payment of as much as an aggregate of $25.0; to acknowledge that cigarette smoking is addictive (Liggett has supplemented the warning notices it places on its cigarette packages to reflect that acknowledgment); to acknowledge that cigarette smoking causes disease; to acknowledge that cigarette companies have targeted marketing programs towards minors; and to cooperate in suits against the other cigarette manufacturers by releasing Liggett documents to the Attorneys General and to allow its employees to testify in these matters. The Liggett Settlement also purports to be on behalf of "all persons who, prior to or during the term of [the Liggett Settlement], have smoked cigarettes or have used other tobacco products and have suffered or claim to have suffered injury as a consequence thereof."

   On March 20, 1997, Lorillard and three other cigarette manufacturers filed suit in the Superior Court of Forsyth County, North Carolina against Liggett. The court entered a temporary restraining order on March 20, 1997 that prohibits Liggett and certain persons related to it or acting in concert with it from misusing or disclosing any privileged or confidential information relating to plaintiffs, or involving matters in which plaintiffs and Liggett share a common interest and resulting from communications between counsel for plaintiffs and Liggett. The court further directed Liggett to appear before the court to identify for an in camera inspection all documents Liggett has disclosed; to show cause why Liggett and certain related persons should not be enjoined from disclosing the privileged or confidential information pending trial in this action; and to disclose to the court under seal the identity of the individuals to whom Liggett has disclosed the confidential and privileged information to date. Liggett has noticed an interlocutory appeal from a preliminary injunction entered by the trial court.

   DOCUMENT DISCOVERY ISSUES - Plaintiffs in a number of the cases pending against the tobacco industry, including cases against Lorillard and the Company, have challenged the claims of attorney-client and joint-defense privilege made by defendants as to documents sought by plaintiffs in the course of discovery. These challenges include, among other things, allegations that privileged documents are subject to the so-called crime/fraud exception, which negates the privilege to documents found to have been prepared in furtherance of a crime or fraud. Pursuant to the Liggett Settlement described above, Liggett has submitted numerous documents from its files to courts and defendants in several of the Reimbursement Cases and in other cases as well. Liggett has also served descriptive logs of such documents on counsel for plaintiffs and defendants in those cases. Defendants have reviewed the Liggett logs and the Liggett documents to determine which Liggett documents are subject to a joint-defense privilege claim by other defendants. Plaintiffs in several of these cases have sought court review of any such Liggett documents, as to which other defendants claim a joint-defense privilege, to determine the applicability of the privilege and crime/fraud exception to such documents.

   In the case of Butler v. Philip Morris, Inc., et al., a Conventional Product Liability Case, Liggett has, by order of the court, submitted documents in its possession that are subject to claims of joint-defense privilege or other protection from discovery, for in camera review and determination by the court as to the validity of such claims. In addition, a Special Master in the Butler case has reviewed documents for which defendants claim privilege and which relate to Special Projects of the Council for Tobacco Research to determine the validity of the claims of privilege and the applicability of the crime/fraud exception to such documents. The Special Master has filed conclusions under seal, which will be considered by the court before an order on the issue is entered. The court has heard argument on defendants' objections to the Special Master's Report and Recommendation and has taken them under advisement. Butler is a conventional product liability case pending in a state court in Mississippi alleging injury to an individual from exposure to environmental tobacco smoke. The Company and Lorillard are defendants in this case. Trial in this case is scheduled to begin on June 8, 1998.

   In the State of Florida v. The American Tobacco Company, et al., a Reimbursement Case, on April 14, 1997, the court issued an order finding that eight documents in an initial set of 13 documents submitted to it by Liggett and to which other defendants claim a joint-defense privilege, were subject to the crime/fraud exception, and therefore should be produced to plaintiffs. Defendants in that case have appealed that ruling to the Fourth District Court of Appeals. The Court of Appeals has entered orders affirming the trial court's ruling and denying defendants' motion for reconsideration or, in the alternative, for certification of the order to the Florida Supreme Court. Accordingly, those eight documents have been released to the public and have received substantial media attention. Additional documents from the files of Liggett, and other defendants, have also been submitted to the court for a determination of the applicability of the crime/fraud exception.

   In State of Minnesota v. Philip Morris Incorporated, et al., a Reimbursement Case, the district court issued an order on May 9, 1997, ordering that documents provided to the court by Liggett, and as to which other defendants claim a joint-defense privilege, be reviewed by a Special Master to determine the validity of the privilege claims as to them, and whether the crime/fraud exception applies to those documents. In addition, the court ordered that the Special Master determine the applicability of the crime/fraud exception to all documents to which defendants claim the attorney-client or joint-defense privilege. The court ordered that the approximately 220,000 documents be divided into several categories and considered by category and not individually. The Special Master heard argument on the Liggett documents during July 16-18, 1997 and took the matters under advisement. Argument before the Special Master on documents produced by other companies, including Lorillard, has not been set.

   DEFENSES

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

   Lorillard believes that it has a number of various defenses to pending cases, in addition to defenses based on preemption described above, and Lorillard will continue to maintain a vigorous defense in all such litigation. These defenses, where applicable, include, among others, statutes of limitations or repose, assumption of the risk, comparative fault, the lack of proximate causation, and the lack of any defect in the product alleged by a plaintiff. Lorillard believes that some or all of these defenses may, in many of the pending or anticipated cases, be found by a jury or court to bar recovery by a plaintiff. Conversely, the court in the State of Florida Reimbursement Case has ruled that a substantial number of these defenses are unavailable based upon the Florida state statute under which this case has been brought. (See "Reimbursement Cases -- the State of

   Florida" above.) Application of various defenses, including those of preemption, are likely to be the subject of further legal proceedings in the Class Action cases and in the Reimbursement Cases.

   PROPOSED RESOLUTION OF CERTAIN REGULATORY AND LITIGATION ISSUES

   On June 20, 1997, together with other companies in the United States tobacco industry, Lorillard entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings incorporating the features described in the proposed resolution attached to the Memorandum of Understanding (together, the "Resolution"). The Resolution can be implemented only by federal legislation and is subject to approval of the boards of directors of the participating companies. (Lorillard's Board of Directors approved the Resolution on June 25, 1997.) If enacted into law, the legislation would resolve many of the regulatory and litigation issues affecting the United States tobacco industry thereby reducing uncertainties facing the industry.

   The Resolution is currently under review by the White House, Congress, the public health community and other interested parties. The White House and certain members of the public health community have expressed concern with certain aspects of the Resolution and certain members of Congress have indicated that they may offer alternative legislation. There can be no assurance that federal legislation in the form of the Resolution will be enacted, that it will be enacted without modification that is materially adverse to Lorillard, that any modification would be acceptable to Lorillard or that, if enacted, the legislation would not face legal challenges. If such a comprehensive resolution were to be implemented, the Company believes that its consolidated results of operations and financial position would be materially adversely affected. The degree of the adverse impact would depend, among other things, on the final form of implementing federal legislation, the rates of decline in United States cigarette sales in the premium and discount segments and Lorillard's share of the domestic premium and discount cigarette segments. Moreover, the negotiation and signing of the Resolution could affect other federal, state and local regulation of the United States tobacco industry.

   The Resolution includes provisions relating to advertising and marketing restrictions, product warnings and labeling, access restrictions, licensing of tobacco retailers, the adoption and enforcement of "no sales to minors" laws by states, surcharges against the industry for failure to achieve underage smoking reduction goals (summarized below), regulation of tobacco products by the Food and Drug Administration (the "FDA"), public disclosure of industry documents and research, smoking cessation programs, compliance programs by the industry, public smoking and smoking in the workplace, enforcement of the Resolution, industry payments (summarized below) and litigation (summarized below). The complete text of the Resolution has been filed with the Securities and Exchange Commission as Exhibit 10 to the Company's Current Report on Form 8-K filed June 24, 1997. That complete text is incorporated herein by reference, and the summary contained herein is qualified by reference to that complete text.

                              Industry Payments
                              -----------------

   The Resolution would require participant manufacturers to make substantial payments in the year of implementation and thereafter ("Industry Payments"). Participating manufacturers would be required to make an aggregate $10,000 initial Industry Payment on the date federal legislation implementing the terms of the Resolution is signed. This Industry Payment would be based on relative market capitalizations and Lorillard currently estimates that its share of the initial Industry Payment would be approximately $750. Thereafter, the companies would be required to make specified annual Industry Payments determined and allocated among the companies based on volume of domestic sales as long as the companies continue to sell tobacco products in the United States. These Industry Payments, which would begin on December 31 of the first full year after implementing federal legislation is signed, would be in the following amounts (at 1996 volume levels): year 1: $8,500; year 2: $9,500; year 3: $11,500; year 4: $14,000; and each year thereafter; $15,000. These Industry Payments would be increased by the greater of 3% or the previous year's inflation rate determined with reference to the Consumer Price Index. The Industry Payments would increase or decrease in proportion to changes from 1996 domestic sales volume levels. Volume declines would be measured based on adult sales volume figures; volume increases would be measured by total sales volume. If sales volume declines but the industry's domestic net operating profit exceeds base year inflation-adjusted levels, the reduction in the annual Industry Payment due to volume decline, if any, would be offset to the extent of 25% of the increased profit. At current levels of sales and prior to any adjustment for inflation, the Resolution would require total Industry Payments of $368,500 over the first 25 years (subject to credits described below in connection with potential civil tort liability).

   The Industry Payments would be separate from any surcharges required under the "look back" provision discussed below under the heading "Surcharge for Failure to Achieve Underage Smoking Reduction Goals." The Industry Payments would receive priority and would not be dischargeable in any bankruptcy or reorganization proceeding and would be the obligation only of entities manufacturing and selling tobacco products in the United States (and not their affiliated companies). The Resolution provides that all payments by the industry would be ordinary and necessary business expenses in the year of payment, and no part thereof would be either in settlement of an actual or potential liability for a fine or penalty (civil or criminal) or the cost of a tangible or intangible asset. The Resolution would provide for the pass-through to consumers of the annual Industry Payments in order to promote the maximum reduction in underage use.

                     Surcharge for Failure to Achieve
                     Underage Smoking Reduction Goals
                     --------------------------------

   The Resolution would impose surcharges on the industry if required reductions in underage smoking are not achieved. A "look back" provision would require the following reductions in the incidence of underage smoking from estimated levels over the past decade:, 30% in the fifth and sixth years after enactment of implementing federal legislation, 50% in the seventh, eighth and ninth years, and 60% in the tenth year, with incidence remaining at such reduced levels thereafter. For any year in which these required reductions are not met, the FDA must impose a mandatory surcharge on the participating members of the cigarette industry based upon an approximation of the present value of the profit the companies would earn over the lives of the number of underage consumers in excess of the required reduction. The annual surcharge would be $80 (as adjusted for changes in population and cigarette profitability) for each percentage point by which the reduction in underage smoking falls short of the required reductions (as adjusted to prevent double counting of persons whose smoking has already resulted in the imposition of a surcharge in previous years). The annual surcharge would be subject to a $2,000 annual cap (as adjusted for inflation). The surcharge would be the joint and several obligation of participating manufacturers allocated among participating manufacturers based on their market share of the United States cigarette industry and would be payable on or before July 1 of the year in which it is assessed.

   Manufacturers could receive a partial refund of this surcharge (up to 75%) only after paying the assessed amount and only if they could thereafter prove to the FDA that they had fully complied with the Resolution, had taken all reasonably available measures to reduce youth tobacco usage and had not acted to undermine the achievement of the reduction goals.

                            Effects on Litigation
                            ---------------------

   If enacted, the federal legislation provided for in the Resolution would settle present attorney general health care cost recovery actions (or similar actions brought by or on behalf of any governmental entity), parens patriae and smoking and health class actions and all "addiction"/dependence claims and would bar similar actions from being maintained in the future. However, the Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. On July 2, 1997, together with other companies in the United States tobacco industry, Lorillard entered into a Memorandum of Understanding with the State of Mississippi with respect to that state's health care cost recovery action. See Mississippi Settlement discussed below. Lorillard may enter into discussions with certain other states with health care cost recovery actions scheduled to be tried this year with regard to the postponement or settlement of such actions pending the enactment of the legislation contemplated by the Resolution. No assurance can be given whether a postponement or settlement will be achieved, or, if achieved, as to the terms thereof. The Resolution would not affect any smoking and health class action or any health care cost recovery action that is reduced to final judgment before implementing federal legislation is effective.

   Under the Resolution, the rights of individuals to sue the tobacco industry would be preserved, as would existing legal doctrine regarding the types of tort claims that can be brought under applicable statutory and case law except as expressly changed by implementing federal legislation. Claims, however, could not be maintained on a class or other aggregated basis and could be maintained only against tobacco manufacturing companies (and not their retailers, distributors or affiliated companies). In addition, all punitive damage claims based on past conduct would be resolved as part of the Resolution and future claimants could seek punitive damages only with respect to claims predicated upon conduct taking place after the effective date of implementing federal legislation. Finally, except with respect to actions pending as of June 9, 1997, third-party payor (and similar) claims could be maintained only based on subrogation of individual claims. Under subrogation principles, a payor of medical costs can seek recovery from a third party only by "standing in the shoes" of the injured party and being subject to all defenses available against the injured party.

   The Resolution contemplates that participating tobacco manufacturers would enter into a joint sharing agreement for civil liabilities relating to past conduct. Judgments and settlements arising from tort actions would be paid as follows: (i) The Resolution would set an annual aggregate cap equal to 33% of the annual base Industry Payment (including any reductions for volume declines). (ii) Any judgments or settlements exceeding the cap in a year would roll over into the next year. (iii) While judgments and settlements would run against the defendant, they would give rise to an 80-cents-on-the-dollar credit against the annual Industry Payment. (iv) Finally, any individual judgments in excess of $1 would be paid at the rate of $1 per year unless every other judgment and settlement could first be satisfied within the annual aggregate cap. In all circumstances, however, the companies would remain fully responsible for costs of defense and certain costs associated with the fees of attorneys representing certain plaintiffs in the litigation that would be settled by the Resolution.

   Mississippi Settlement

   On July 2, 1997, together with other companies in the United States tobacco industry, Lorillard entered into a memorandum of understanding with the State of Mississippi (the "Mississippi Settlement") setting forth the principal terms and conditions of an agreement in principle to settle and resolve with finality all present and future claims relating to the subject matter of Mississippi's health care cost recovery action pending against Lorillard and others.

   Under the Mississippi Settlement, the parties agree to petition the Chancery Court of Jackson County, Mississippi to adjourn all further proceedings in contemplation of their final resolution and termination pursuant to the Mississippi Settlement and the settlement agreement contemplated thereby. Under the Mississippi Settlement the parties agree that the settlement agreement will include the terms summarized below.

   The settling defendants have deposited $170, representing the State's estimate of its share of the $10,000 initial payment under the Resolution, in an escrow account ("the Escrow"). This amount was allocated among the settling defendants in accordance with their relative market capitalization, which resulted in a payment by Lorillard of approximately $13 on July 15, 1997. In addition, a payment was made in July 1997 to private lawyers and the State for litigation expenses pursuant to the Mississippi Settlement.

   Beginning December 31, 1998, the settling defendants will pay into the Escrow 1.7% of that portion of the annual Industry Payments under the Resolution which is contemplated to be paid to the states. These payments, which are not offset by potential credits for civil tort liability and which would be adjusted, among other things, for changes in volume as provided in the Resolution discussed above, could result in payments by the industry to the State of Mississippi of $68 with respect to 1998 and $76.6 with respect to 1999. These amounts could increase to $136 with respect to 2003 and could continue at that level thereafter. The settling defendants will also reimburse the State's expenses and those of its attorneys, currently estimated to be $15 and will be responsible for the attorneys' fees of counsel for Mississippi (which will be set by a panel of arbitrators). Each of these payments would be allocated among the settling defendants in accordance with their relative volume of domestic cigarette sales.

   If legislation implementing the Resolution or its substantial equivalent is enacted, the settlement agreement will remain in place, but the terms of the federal legislation will supersede the settlement agreement and the foregoing payment amounts will be adjusted so that the State would receive the same payment as it would receive under the Resolution. Similar provision is made in the event of multiple settlements of non-federal governmental health care cost recovery actions, provided that Mississippi is entitled to treatment at least as relatively favorable as such other non-federal governmental entities. If the Resolution is not implemented, then the Mississippi Settlement will remain in place as negotiated with the State.

                                     * * * *

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

   Many of the recent developments in relation to smoking and health discussed above have received wide-spread media attention. These developments may reflect adversely on the tobacco industry and could have adverse effects on the ability of Lorillard and other cigarette manufacturers to prevail in smoking and health litigation.

   Except for the effect of the Resolution if implemented as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

   Other Litigation
   ----------------

   The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

6. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996 and the results of operations for the three and six months and changes in cash flows for the six months ended June 30, 1997 and 1996, respectively.

   Results of operations for the second quarter and the first six months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------


Liquidity and Capital Resources:
-------------------------------

Insurance
---------

  Property and casualty and life insurance operations are wholly owned subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 84% owned subsidiary of the Company--

  For the first six months of 1997, statutory surplus of the property and casualty insurance subsidiaries remained at approximately $6.4 billion. The statutory surplus of the life insurance subsidiaries remained at approximately $1.2 billion.

  The liquidity requirements of CNA have been met primarily by funds generated from operations. The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums, investment income, and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the first six months of 1997, CNA's operating activities reflect net negative cash flows of approximately $669.7 million, compared to negative cash flows of $113.0 million in 1996. Negative cash flows in 1997 are primarily the result of substantial claim payments resulting from the settlement of the Fibreboard litigation. CNA believes that future liquidity needs will be met primarily by cash generated from operations.

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

  The volume of lawsuits against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, "addiction" to smoking, or exposure to environmental tobacco smoke has increased substantially in 1997. See
Note 5 of the Notes to Consolidated Condensed Financial Statements. In a number of cases, the Company is named as a defendant. Tobacco litigation includes claims brought by individual plaintiffs and claims brought as class actions on behalf of a large number of individuals for damages allegedly caused by smoking; and claims brought on behalf of governmental entities, private citizens, or other organizations seeking reimbursement of health care costs allegedly incurred as a result of smoking. In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard. In the foregoing actions, plaintiffs claim substantial compensatory and punitive damages in amounts ranging into the billions of dollars.

FDA REGULATIONS

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

  Lorillard and other cigarette manufacturers have filed a lawsuit, Coyne Beahm, Inc., et al. v. United States Food & Drug Administration, et al., in the United States District Court for the Middle District of North Carolina challenging the FDA's assertion of jurisdiction over cigarettes and seeking both preliminary and permanent injunctive relief. On April 25, 1997, the Court granted, in part, and denied, in part, plaintiffs' motion for summary judgment. The Court partially ruled in favor of the defendants, holding that if an adequate factual foundation is established, the FDA has the authority to regulate tobacco products as medical devices under the Federal Food, Drug & Cosmetic Act, may impose restrictions regarding access to tobacco products by persons under the age of 18, and may impose labeling requirements on tobacco products' packaging. The Court, however, partially ruled in favor of the plaintiffs, holding that the FDA is not authorized to regulate the promotion or advertisement of tobacco products. The Court also stayed the effective date for the FDA Regulations which were to take effect on August 28, 1997 pending appeal. Both the plaintiffs and the defendants have filed an appeal of the District Court's ruling to the Fourth Circuit Court of Appeals, and oral argument before this Court was heard on August 11, 1997.

PROPOSED RESOLUTION OF CERTAIN REGULATORY AND LITIGATION ISSUES

  On June 20, 1997, together with other companies in the United States tobacco industry, Lorillard entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings, incorporating the features described in the proposed resolution attached to the Memorandum of Understanding.

  The Memorandum of Understanding, and the proposed resolution (together, the "Resolution") resulted from negotiations with state attorneys general, representatives of the public health community and attorneys representing plaintiffs in certain smoking and health litigation. The Resolution contains certain regulatory and legislative provisions with which the industry does not necessarily agree, but which the industry has agreed to accept in the interest of achieving the Resolution. The Resolution can be implemented only by federal legislation and is subject to approval of the boards of directors of the participating companies. (Lorillard's Board of Directors approved the Resolution on June 25, 1997.) If enacted into law, the legislation would resolve many of the regulatory and litigation issues affecting the United States tobacco industry thereby reducing uncertainties facing the industry.

  The Resolution is currently under review by the White House, Congress, the public health community and other interested parties. The White House and certain members of the public health community have expressed concern with certain aspects of the Resolution and certain members of Congress have indicated that they may offer alternative legislation. There can be no assurance that federal legislation in the form of the Resolution will be enacted or that it will be enacted without modification that is materially adverse to Lorillard or that any modification would be acceptable to Lorillard or that, if enacted, the legislation would not face legal challenges. In any event, the Company believes implementation of the Resolution would materially adversely affect its consolidated results of operations and financial position. The degree of the adverse impact would depend, among other things, on the final form of implementing federal legislation, the rates of decline in United States cigarette sales in the premium and discount segments and Lorillard's share of the domestic premium and discount cigarette segments. Moreover, the negotiation and signing of the Resolution could affect other federal, state and local regulation of the United States tobacco industry.

  The following summary of the Resolution is qualified by reference to the complete text, which has been filed with the Securities and Exchange Commission as Exhibit 10 to the Company's Current Report on Form 8-K filed June 24, 1997, and which is incorporated herein by reference. Certain terms of the Resolution would apply to all tobacco products sold in the United States; certain terms would apply only to tobacco manufacturers that consent to participate in the Resolution; other terms would apply only to non-consenting manufacturers.

Advertising and Marketing Restrictions

  The Resolution would incorporate certain regulations previously promulgated by the Food and Drug Administration (the "FDA") and add additional restrictions to curtail tobacco product advertising and marketing.

  Among other things, it would:

  (i) Prohibit the use of human images and cartoon characters, such as Joe Camel and the Marlboro man, in all tobacco-product advertising.

  (ii) Ban all outdoor tobacco-product advertising, including advertising in enclosed stadia and advertising inside a retail establishment that is directed outside.

  (iii) Except for advertising in adult-only facilities or adult publications, limit tobacco-product advertising to black text on a white background.

  (iv) Ban sponsorships (including concerts and sporting events) in the name, logo or selling message of a tobacco brand.

  (v) Ban all non-tobacco merchandise (such as caps, jackets and bags) bearing the name, logo or selling message of a tobacco brand.

  (vi) Ban offers of non-tobacco items or gifts based on proof of purchase of tobacco products.

  (vii) Ban direct or indirect payments for tobacco product placement in movies, television programs and video games.

  (viii) Prohibit direct and indirect payments to "glamorize" tobacco use in media appealing to minors, including live and recorded music performances.

  (ix) Prohibit tobacco-product advertising on the Internet unless designed to be inaccessible in or from the United States.

  In addition, the Resolution would require that use of currently employed product descriptors such as "low tar" and "light" be accompanied by a mandatory health disclaimer in advertisements, and would prohibit the use of any new descriptors embodying express or implied health claims unless approved by the FDA. The FDA would also have the corresponding power, but not the obligation, to modify advertising restrictions with respect to tobacco products that it concludes present sufficiently reduced health risks. Exemplars of all new advertising and tobacco product labeling would be submitted to the FDA for its ongoing review.

Warnings and Labeling

  The Resolution would mandate a new set of rotating warnings to be placed on packages of tobacco products with greater prominence than previous warnings (25% of the front of cigarette packs at the top of the pack). The new rotating warnings would also appear in all advertisements and would occupy 20% of press advertisements. Cigarette packs would also carry the FDA mandated statement of intended use ("Nicotine Delivery Device").

Access Restrictions

  The Resolution would restrict access to tobacco products by minors. Without preventing state and local governments from imposing stricter measures, the Resolution would incorporate regulations previously promulgated by the FDA that restrict access to tobacco products and would also add additional restrictions. Taken together, these access restrictions would include the following:

  (i)    Setting a minimum age of 18 to purchase tobacco products.

  (ii) Requiring retailers to check photo identification of anyone under 27 years of age.

  (iii) Establishing a requirement of face-to-face transactions for all sales of tobacco products.

  (iv) Banning the sale of tobacco products from opened packages, requiring a minimum package size of 20 cigarettes, and banning the sampling of tobacco products.

  (v) Banning the distribution of tobacco products through the mail except for sales subject to proof of age (with subsequent FDA review to determine if minors are obtaining tobacco products through the mail).

  (vi) Imposing retailer compliance obligations to ensure that all displays, advertising, labeling, and other items conform with all applicable requirements.

  (vii)  Banning all sales of tobacco products through vending machines.

  (viii) Banning self-service displays of tobacco products except in adult-only facilities.

Licensing of Tobacco Retailers

  The Resolution would require that any entity that sells tobacco products directly to consumers obtain a license. Sellers would be subject to monetary penalties and suspension or loss of their licenses if they do not comply with the access restrictions. The federal government and state and local authorities would enforce these access and licensing provisions through funding provided by Industry Payments, as defined below under the heading "Industry Payments".

State Enforcement

  The Resolution would require states to adopt "no sales to minors" laws and would contain economic incentives for the states to enforce such laws. If a state does not meet "no sales to minors" performance targets, the FDA may refuse to pay that state certain funds otherwise payable under the Resolution. To comply with the "no sales to minors" law, the state must achieve compliance rate results of 75% by the fifth year after enactment of federal legislation, 85% by the seventh year and 90% by the tenth year and each year thereafter. Compliance would be measured as a percentage of random, unannounced compliance checks in which the retailer refused to sell tobacco products to minors. Funds withheld from states for failure to achieve the performance targets would, in turn, be reallocated to those states that demonstrated superior "no sales to minors" enforcement records.

Surcharge for Failure to Achieve Underage Smoking Reduction Goals

  The Resolution would impose surcharges on the industry if required reductions in underage smoking are not achieved. A "look back" provision would require the following reductions in the incidence of underage smoking from estimated levels over the past decade: 30% in the fifth and sixth years after enactment of implementing federal legislation, 50% in the seventh, eighth and ninth years, and 60% in the tenth year, with incidence remaining at such reduced levels thereafter.

  For any year in which these required reductions are not met, the FDA must impose a mandatory surcharge on the participating members of the cigarette industry based upon an approximation of the present value of the profit the companies would earn over the lives of the number of underage consumers in excess of the required reduction. The annual surcharge would be $80 million (as adjusted for changes in population and cigarette profitability) for each percentage point by which the reduction in underage smoking falls short of the required reductions (as adjusted to prevent double counting of persons whose smoking has already resulted in the imposition of a surcharge in previous years). The annual surcharge would be subject to a $2 billion annual cap (as adjusted for inflation). The surcharge would be the joint and several obligation of participating manufacturers allocated among participating manufacturers based on their market share of the United States cigarette industry and would be payable on or before July 1 of the year in which it is assessed. Manufacturers could receive a partial refund of this surcharge (up to 75%) only after paying the assessed amount and only if they could thereafter prove to the FDA that they had fully complied with the Resolution, had taken all reasonably available measures to reduce youth tobacco usage and had not acted to undermine the achievement of the reduction goals. The FDA would use the surcharges to fund its administrative costs and to fund grants to states for additional efforts to reduce underage smoking.

Regulation

  Under the Resolution, the FDA would oversee the development, manufacturing, marketing and sale of tobacco products in the United States, including FDA approval of ingredients and imposition of standards for reducing or eliminating the level of certain constituents, including nicotine.

  Under the Resolution, tobacco would continue to be categorized as a "drug" and a "device" under the Food, Drug and Cosmetic Act. The FDA's authority to regulate tobacco products as "restricted medical devices" would be explicitly recognized and tobacco products would be classified as a new subcategory of Class II devices.

  For a period of at least twelve years after implementing legislation is effective, the FDA would be permitted, subject to certain procedures and judicial review, to adopt performance standards that require the modification of existing tobacco products, including the gradual reduction, but not the elimination, of nicotine yields, and the possible elimination of other constituents or components of the tobacco product, based upon a finding that the modification: (i) will result in a significant reduction of the health risks associated with such products to consumers thereof; (ii) is technologically feasible; and (iii) will not result in the creation of a significant demand for contraband or other tobacco products that do not meet the performance standards.

  The Resolution would also require, effective three years after implementing legislation is effective, that no cigarette sold in the United States can exceed a 12 mg. "tar" yield, using the Federal Trade Commission's presently existing methodology to determine "tar" yields.

  Beginning twelve years after implementing legislation becomes effective, the FDA would be permitted to set performance standards that exceed those discussed above, including the elimination of nicotine and the elimination of other constituents or other demonstrated harmful components of tobacco products, based upon a finding that: (i) the safety standard will result in a significant overall reduction of the health risks to tobacco consumers as a group; (ii) the modification is technologically feasible; and (iii) the modification will not result in the creation of a significant demand for contraband or other tobacco products that do not meet the performance standards. An FDA determination to eliminate nicotine would have to be based upon a preponderance of the evidence and be subject to judicial review and a two-year phase-in to permit Congressional review.

  The Resolution would require disclosure of non-tobacco ingredients to the FDA, require manufacturers to submit within five years a safety assessment for non-tobacco ingredients currently used, and require manufacturers to obtain the FDA's preapproval for any new non-tobacco ingredients. The FDA would have authority to disapprove an ingredient's safety. The Resolution also outlines legislation that would require companies to notify the FDA of technology they develop or acquire that reduces the risk from tobacco products and that would mandate cross-licensing of technology that the FDA determines reduces the risk from tobacco products and that would authorize the FDA to mandate the introduction of "less hazardous tobacco products" that are technologically feasible.

  The Resolution would subject the tobacco industry to "good manufacturing practice" standards, including requirements regarding quality control systems, FDA inspections and record-keeping and reporting.

Public Disclosure

  The Resolution would require the tobacco industry to disclose to the public previously confidential internal laboratory research as well as certain other documents relating to smoking and health, "addiction" or nicotine dependency, "safer or less hazardous" cigarettes and underage tobacco use and marketing. The Resolution would also require the industry to disclose all such internal laboratory research generated in the future. The Resolution would provide protection for proprietary information and applicable privileges, and would establish a streamlined process by which interested persons could contest claims of privilege.

Cessation Programs

  The Resolution would authorize the Secretary of Health and Human Services to accredit smoking cessation programs and techniques that the agency determines to be potentially effective.

Compliance Programs

  Participating tobacco manufacturers would be required to create, and to update each year, plans to ensure compliance with all applicable laws and regulations, to identify ways to reduce underage use of tobacco products, and to provide internal incentives for reducing underage use and for developing products with "reduced risk".

  Participating manufacturers would also be required to implement compliance programs setting compliance standards and procedures for employees and agents that are reasonably capable of reducing violations. These programs must assign to specific high-level personnel the overall responsibility for overseeing compliance, forbid delegation of substantial discretionary authority to individuals who have shown a propensity to disregard corporate policies, establish training or equivalent means of educating employees and agents, and institute appropriate disciplinary measures and steps to respond to violations and prevent similar ones from recurring.

  Participating manufacturers would be required to promulgate corporate principles that express and explain the company's commitment to compliance, reduction of underage tobacco use, and development of "reduced risk" tobacco products. They would be required to work with retail organizations on compliance, including retailer compliance checks and financial incentives for compliance, and disband certain industry associations and only form new ones subject to regulatory oversight.

  Participating manufacturers would be subject to fines and penalties for breaching any of these obligations. Companies would be required to direct their employees to report known or alleged violations to the company compliance officer, who in turn would be required to provide reports to the FDA. Finally, companies would be prohibited from taking adverse action against "whistle blowers" who report violations to the government.

Public Smoking

  The Resolution would mandate minimum federal standards governing smoking in public places or at work (with states and localities retaining power to impose stricter requirements). These restrictions, which would be enforced by the Occupational Safety and Health Administration, would:

  (i) Restrict indoor smoking in "public facilities" to ventilated areas with systems that exhaust the air directly to the outside, maintain the smoking area at "negative pressure" compared with adjoining areas and do not recirculate the air inside the public facility.

  (ii) Ensure that no employee may be required to enter a designated smoking area while smoking is occurring.

  (iii) Exempt restaurants (other than fast food restaurants) and bars, private clubs, hotel guest rooms, casinos, bingo parlors, tobacco merchants and prisons.

Enforcement

  Violations of the Resolution's terms would carry civil and criminal penalties based upon the penalty provisions of the Food, Drug and Cosmetic Act and, where applicable, the provisions of the United States criminal code. Special enhanced civil penalties of up to ten times the penalties applicable to similar violations by drug companies would attach to violations of the obligations to disclose research about health effects and information about the toxicity of non-tobacco ingredients.

  Terms of the Resolution would be embodied in state consent decrees, giving the states concurrent enforcement powers. State enforcement could not impose obligations or requirements beyond those imposed by the Resolution (except where the Resolution specifically does not preempt additional state-law obligations) and would be limited to the penalties specified in the Resolution and by prohibition of duplicative penalties.

Industry Payments

  The Resolution would require participating manufacturers to make substantial payments in the year of implementation and thereafter ("Industry Payments"). Participating manufacturers would be required to make an aggregate $10 billion initial Industry Payment on the date federal legislation implementing the terms of the Resolution is signed. This Industry Payment would be based on relative market capitalizations and Lorillard currently estimates that its share of the initial Industry Payment would be approximately $750 million which would be funded from a combination of available cash and borrowings. Thereafter, the companies would be required to make specified annual Industry Payments determined and allocated among the companies based on volume of domestic sales as long as the companies continue to sell tobacco products in the United States. These Industry Payments, which would begin on December 31 of the first full year after implementing federal legislation is signed, would be in the following amounts (at 1996 volume levels): year 1: $8.5 billion; year 2: $9.5 billion; year 3: $11.5 billion; year 4: $14 billion; and each year thereafter: $15 billion. These Industry Payments would be increased by the greater of 3% or the previous year's inflation rate determined with reference to the Consumer Price Index. The Industry Payments would increase or decrease in proportion to changes from 1996 domestic sales volume levels. Volume declines would be measured based on adult sales volume figures; volume increases would be measured by total sales volume. If sales volume declines but the industry's domestic net operating profit exceeds base year inflation-adjusted levels, the reduction in the annual Industry Payment due to volume decline, if any, would be offset to the extent of

25% of the increased profit. At current levels of sales and prior to any adjustment for inflation, the Resolution would require total Industry Payments of $368.5 billion over the first 25 years (subject to credits described below in connection with potential civil tort liability).

  The Industry Payments would be separate from any surcharges required under the "look back" provision discussed above under the heading "Surcharge for Failure to Achieve Underage Smoking Goals". The Industry Payments would receive priority and would not be dischargeable in any bankruptcy or reorganization proceeding and would be the obligation only of entities selling tobacco products in the United States (and not their affiliated companies). The Resolution provides that all payments by the industry would be ordinary and necessary business expenses in the year of payment, and no part thereof would be either in settlement of an actual or potential liability for a fine or penalty (civil or criminal) or the cost of a tangible or intangible asset. The Resolution would provide for the pass-through to consumers of the annual Industry Payments in order to promote the maximum reduction in underage use.

  The Industry Payments would be made to a central federal authority and then allocated among various programs and entities to provide funds for federal and state enforcement efforts; federal, state and local governments' health benefit programs; public benefits to resolve past punitive damages claims that might be asserted in private litigation; the expenses related to the administration of federal legislation enacted pursuant to the Resolution; and a variety of public and private non-profit efforts to discourage minors from beginning to use tobacco products and to assist current tobacco consumers to quit, including research, public education campaigns, individual cessation programs, and impact grants.

Effects on Litigation

  If enacted, the federal legislation provided for in the Resolution would settle present state-wide Reimbursement Cases (or similar actions brought by or on behalf of any governmental entity), parens patriae and smoking and health class actions and all "addiction"/dependence claims and would bar similar actions from being maintained in the future. However, the Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. On July 2, 1997, together with other companies in the United States tobacco industry, Lorillard entered into a Memorandum of Understanding with the State of Mississippi with respect to that state's health care cost recovery action. Lorillard may enter into discussions with certain other states with Reimbursement Cases scheduled to be tried this year with regard to the postponement or settlement of such actions pending the enactment of the legislation contemplated by the Resolution. No assurance can be given whether a postponement or settlement will be achieved, or, if achieved, as to the terms thereof. The Resolution would not affect any smoking and health class action or any Reimbursement Case that is reduced to final judgment before implementing federal legislation is effective.

  Under the Resolution, the rights of individuals to sue the tobacco industry would be preserved, as would existing legal doctrine regarding the types of tort claims that can be brought under applicable statutory and case law except as expressly changed by implementing federal legislation. Claims, however, could not be maintained on a class or other aggregated basis and could be maintained only against tobacco manufacturing companies (and not their retailers, distributors or affiliated companies). In addition, all punitive damage claims based on past conduct would be resolved as part of the Resolution and future claimants could seek punitive damages only with respect to claims predicated upon conduct taking place after the effective date of implementing federal legislation. Finally, except with respect to actions pending as of June 9, 1997, third-party payor (and similar) claims could be maintained only based on subrogation of individual claims. Under subrogation principles, a payor of medical costs can seek recovery from a third party only by "standing in the shoes" of the injured party and being subject to all defenses available against the injured party.

  The Resolution contemplates that participating tobacco manufacturers would enter into a joint sharing agreement for civil liabilities relating to past conduct. Judgments and settlements arising from tort actions would be paid as follows: (i) The Resolution would set an annual aggregate cap equal to 33% of the annual base Industry Payment (including any reductions for volume declines).
(ii) Any judgments or settlements exceeding the cap in a year would roll over into the next year. (iii) While judgments and settlements would run against the defendant, they would give rise to an 80-cents-on-the-dollar credit against the annual Industry Payment. (iv) Finally, any individual judgments in excess of $1 million would be paid at the rate of $1 million per year unless every other judgment and settlement could first be satisfied within the annual aggregate cap. In all circumstances, however, the companies would remain fully responsible for costs of defense and certain costs associated with the fees of attorneys representing certain plaintiffs in the litigation that would be settled by the Resolution.

Non-participating Manufacturers

  The Resolution would contain certain measures to ensure that non-participating manufacturers are not free to undercut the Resolution by selling tobacco products at lower prices because they were not making the Industry Payments.

  See Note 5 of the Notes to Consolidated Condensed Financial Statements for information with respect to tobacco related litigation.

PROPOSED FEDERAL EXCISE TAX INCREASE

  The United States federal excise tax on cigarettes was $12 per 1,000 cigarettes ($0.24 per pack of 20 cigarettes). In early August of 1997, the United States Congress approved and the President signed into law an increase in the federal excise tax on cigarettes of $7.50 per 1,000 cigarettes ($0.15 per pack of 20 cigarettes). This increase is phased in at a rate of $5.00 per 1,000 cigarettes in the year 2000 and an additional $2.50 per 1,000 cigarettes in the year 2002. Such action may adversely affect Lorillard's volume, operating revenues and operating income.

Offshore Drilling
-----------------

  Diamond Offshore expects to spend approximately $189.2 million during 1997 for rig upgrades, including approximately $162.5 million for expenditures in conjunction with the upgrades of three rigs for deep water drilling in the Gulf of Mexico. Diamond Offshore expended $121.3 million on these projects during the six months ended June 30, 1997. In addition, Diamond Offshore expects to spend approximately $25.0 million for a cantilever conversion project on a jack-up rig, of which $.5 million has been expended through June 30, 1997. Diamond Offshore has also budgeted $70.7 million for 1997 capital expenditures associated with its continuing rig enhancement program, spare equipment and other corporate requirements. During the first six months of 1997, $30.9 million was expended on this program.

  In April 1997, Diamond Offshore completed a public offering of 1.25 million shares of its common stock for net proceeds of approximately $82.3 million. Diamond Offshore used these funds to acquire the Polyconfidence, a semisubmersible accommodation vessel currently working in the U.K. sector of the North Sea for approximately $81.0 million. As a result of the public offering, the Company's ownership interest in Diamond Offshore declined to 50.3% and the Company recorded a pre-tax gain of approximately $29.1 million in the second quarter of 1997. Diamond Offshore is in discussions with several oil companies regarding conversion of the Polyconfidence to a semisubmersible drilling unit with advanced capabilities. Such a conversion would be dependent upon the receipt of a term contract commitment at favorable dayrates. Although the extent of the conversion would be dependent upon the particular demands of the customer, the preliminary estimate of conversion cost is approximately $160.0 to $175.0 million. The cash required to fund rig upgrades and Diamond Offshore's continuing rig enhancement program is anticipated to be provided by its operating cash flow, as well as available cash on hand.

  In July 1997, Diamond Offshore declared a two-for-one stock split in the form of a stock dividend to stockholders of record on July 24, 1997. Approximately
139.3 million shares will be outstanding after the split. Diamond Offshore declared a cash dividend of $0.14 per common share, on the pre-split shares, payable August 7, 1997 to stockholders of record on July 24, 1997.

Investments:
-----------

Insurance
---------

  A summary of CNA's general account fixed maturity securities portfolio and short-term investments are as follows:


                                                                    Change in
                                                                    Unrealized
                                            June 30,   December 31,  Gains
                                              1997         1996      (Losses)
                                           ------------------------------------
                                                        (In millions)
Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies .     $10,460.1     $ 9,835.3  $ (71.9)
  Asset-backed securities .............       4,634.3       6,292.3     15.6
  Tax exempt securities ...............       4,424.5       4,951.2     19.6
  Taxable .............................       6,421.1       6,641.8    (52.9)
                                            ---------------------------------
       Total fixed maturity securities.      25,940.0      27,720.6    (89.6)
Stocks ................................         657.6         859.1    (40.9)
Short-term and other investments.......       9,943.4       6,830.7    (12.1)
Derivative security investments .......            .9           2.0
                                            ---------------------------------
       Total ..........................     $36,541.9     $35,412.4  $(142.6)
                                            =================================
Short-term investments:
  Commercial paper ....................     $ 3,707.0     $ 3,207.3
  Security repurchase collateral ......       1,635.3         100.5
  Escrow ..............................       1,092.2       1,062.2
  Others ..............................       2,578.0       1,483.7
Other investments .....................         930.9         977.0
                                            -----------------------
       Total short-term and other
        investments ...................     $ 9,943.4     $ 6,830.7
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

  CNA has a securities lending program where securities are loaned to third parties, primarily major brokerage firms. Borrowers of these securities must deposit cash or securities in excess of 100% of the fair value of the securities borrowed. Cash deposits from these transactions are invested in short-term investments (primarily commercial paper). CNA continues to receive the interest on loaned debt securities as beneficial owner and accordingly, loaned debt securities are included within fixed maturity securities. The liabilities for securities sold subject to repurchase agreements are recorded at their contractual repurchase amounts.

  In addition to interest rate swaps used to convert CNA's acquisition debt from variable rate to a fixed rate, CNA holds derivative financial instruments for purposes of enhancing income and total return. These other derivative securities are marked-to-market with valuation changes reported as investment gains and losses. CNA's investment in, and risk in relation to, derivative securities is not significant.

  The general account portfolio consists primarily of high quality (BBB or higher) marketable fixed maturity securities, approximately 94% of which are rated as investment grade. At June 30, 1997, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 12% and 20%, respectively, of the general account's total investment portfolio compared to 14% and 16%, respectively, at December 31, 1996. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. At June 30, 1997, the major components of the short-term investment portfolio consist primarily of high grade commercial paper and U.S. Treasury bills. Collateral for securities sold under repurchase agreements increased $1,525.1 million to $1,625.6 million at June 30, 1997.

  As of June 30, 1997, the market value of CNA's general account investments in fixed maturities was $25.9 billion and was greater than amortized cost by approximately $91.3 million. This compares to a market value of $27.7 billion and $181.0 million of net unrealized investment gains at December 31, 1996. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at June 30, 1997, were $323.6 and $232.3 million, respectively, compared to $443.8 and $262.8 million, respectively, at December 31, 1996. The decline in unrealized investment gains is attributable, in large part, to increases in interest rates which have an adverse effect on bond values.

  Net unrealized investment losses on general account fixed maturities at June 30, 1997 include net unrealized investment losses on high yield securities of $10.0 million, compared to net unrealized investment gains of $41.0 million at December 31, 1996. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade (below BBB). Fair values of high yield securities in the general account were $1.5 billion at June 30, 1997 as compared to $2.0 billion at December 31, 1996.

  At June 30, 1997, total Separate Account business cash and investments amounted to approximately $5.8 billion with taxable fixed maturity securities representing approximately 83% of the Separate Accounts' portfolio. Approximately 77% of Separate Account investments are used to fund guaranteed investments for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $4.0 billion at June 30, 1997 compared to $3.8 billion at December 31, 1996. At June 30, 1997, fair value was greater than amortized cost by approximately $9.2 million. This compares to an unrealized loss of approximately $0.7 million at December 31, 1996. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at June 30, 1997 were $45.1 and $35.9 million, respectively.

  Carrying values of high yield securities in the guaranteed investment portfolio were $443.5 and $472.0 million at June 30, 1997 and December 31, 1996, respectively. Net unrealized investment losses on high yield securities held in such Separate Accounts were $6.5 million at June 30, 1997, compared to $6.0 million at December 31, 1996.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At June 30, 1997, CNA's investment in high yield bonds, including Separate Accounts, was approximately 3.3% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

  Included in CNA's fixed maturity securities at June 30, 1997 (general and guaranteed investment portfolios) are $7.1 billion of asset-backed securities, consisting of approximately 52.0% in collateralized mortgage obligations ("CMO's"), 9.0% in corporate asset-backed obligations, and 39.0% in U.S. government issued pass-through certificates. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At June 30, 1997, the fair value of asset-backed securities was more than amortized cost by approximately $22.2 million compared to net unrealized investment losses of $5.0 million at December 31, 1996. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

  Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At June 30, 1997, 46.0% of the general account's fixed maturity securities portfolio was invested in U.S. government securities, 30.0% in other AAA rated securities and 13.0% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 4.0% U.S. government securities, 62.0% in other AAA rated securities and 13.0% in AA and A rated securities. These ratings are primarily from Standard and Poor's.

Other
-----

  Investment activities of non-insurance companies include investments in fixed maturities securities, equity securities, derivative instruments and short-term investments. Equity securities which are considered part of the Company's trading portfolio, and derivative instruments are marked-to-market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value with net unrealized losses of $21.7 and $22.4 million at June 30, 1997 and December 31, 1996, respectively.

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

Results of Operations:
----------------------

  Revenues decreased by $295.5 and $400.9 million, or 5.9% and 4.0%, and net income decreased by $314.9 and $444.4 million, or 83.2% and 59.5%, respectively, for the quarter and six months ended June 30, 1997 as compared to the prior year. The following table sets forth the major sources of the Company's consolidated revenues and net income.


                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                        -----------------------------------------------------
                                                            1997          1996          1997         1996
                                                        -----------------------------------------------------
                                                                           (In millions)

Revenues (a):
  Property and casualty insurance .......                $3,256.7      $3,126.3        $6,332.0     $ 6,447.0
  Life insurance ........................                   988.2         985.4         2,029.6       1,980.6
  Cigarettes ............................                   604.3         571.7         1,120.8       1,077.1
  Hotels ................................                    61.1          54.2           107.0          95.7
  Offshore drilling .....................                   234.0         150.3           441.6         257.8
  Watches and clocks ....................                    27.9          24.0            57.9          49.5
  Investment income-net (non-insurance
   companies) ...........................                  (420.7)        144.2          (394.2)        194.3
  Other and eliminations-net ............                    (2.4)        (11.5)           (6.5)        (12.9)
                                                         ----------------------------------------------------
                                                         $4,749.1      $5,044.6        $9,688.2     $10,089.1
                                                         ====================================================

Net income (a):
  Property and casualty insurance .......                $  163.7      $  151.5        $  284.4     $   381.7
  Life insurance ........................                    42.4          29.0            77.1          94.9
  Cigarettes ............................                   123.5         114.1           203.0         191.1
  Hotels ................................                     8.9           4.5             9.1           1.7
  Offshore drilling .....................                    30.6          12.0            57.4          20.5
  Watches and clocks ....................                     1.2            .6             2.7           1.3
  Investment income-net (non-insurance
   companies) ...........................                  (275.1)         93.6          (260.6)        125.1
  Corporate interest expense ............                   (16.6)        (15.4)          (32.4)        (34.8)
  Unallocated corporate expense and
   other-net ............................                   (14.8)        (11.2)          (37.6)        (34.0)
                                                         ----------------------------------------------------
                                                         $   63.8      $  378.7        $  303.1     $   747.5
                                                         ====================================================

                                      Page 45

(a) Includes investment (losses) gains as follows:

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                          ----------------------------------------------------
                                                              1997          1996          1997         1996
                                                          ----------------------------------------------------

Revenues:
  Property and casualty insurance .......                 $ 127.7        $ 63.2          $ 146.0       $279.8
  Life insurance ........................                    43.4          14.4             72.5        102.0
  Investment income-net .................                  (466.5)        100.8           (485.1)       108.4
                                                          ----------------------------------------------------
                                                          $(295.4)       $178.4          $(266.6)      $490.2
                                                          ====================================================

Net income:
  Property and casualty insurance .......                 $  69.4        $ 38.5          $  79.5       $151.7
  Life insurance ........................                    22.0           6.8             36.9         47.9
  Investment income-net .................                  (303.4)         66.2           (317.3)        70.9
                                                          ----------------------------------------------------
                                                          $(212.0)       $111.5          $(200.9)      $270.5
                                                          ====================================================

Insurance
---------

  Property and casualty revenues, excluding investment gains, increased by $65.9 and $18.8 million, or 2.2% and .3%, for the quarter and six months ended June 30, 1997, as compared to the same period a year ago.

  Property and casualty premium revenues increased by $50.8 and $13.5 million, or 2.0% and .3%, for the quarter and six months ended June 30, 1997, from the prior year's comparable period. The increase is a result of an increase in commercial operations particularly in professional and specialty, accident and health and reinsurance business, partially offset by a decrease in involuntary risk business. Revenues also benefited from increases in other insurance operations. Net investment income decreased by $8.0 and $29.0 million, or 1.7% and 3.1%, for the quarter and six months ended June 30, 1997, compared with the same period in the prior year. The decrease reflects reduced operating cash flow and a movement to shorter duration investments. The fixed maturities segment of the investment portfolio yielded 6.4% in the first half of 1997 compared with 6.9% for the same period a year ago.

  Life insurance revenues, excluding investment gains, decreased by $26.2 million, or 2.7%, and increased $78.5 million, or 4.2%, as compared to the same period a year ago. Life premium revenues decreased by $23.3 million or 2.8% and increased $67.5 million, or 4.2%, for the quarter and six months ended June 30, 1997. The decrease in life revenues for the quarter ended June 30, 1997 is due to a decline in annuity and group reinsurance business, partially offset by an increase in Viaterm life product sales and disability and accident premium. The increase for the six months ended June 30, 1997 is due to continued growth in sales in the Viaterm life product, continued growth in disability and accident premium and an increase in premiums in the Federal Employees Health Benefits Program, due to strong enrollment through the fist six months of 1997, partially offset by a decline in group reinsurance premium. Life net investment income was essentially unchanged for the quarter and increased $7.0 million, or 3.6%, for the six months ended June 30, 1997, compared to the same periods a year ago, due to a larger asset base generated from increased operating cash flows. The fixed maturities segment of the life investment portfolio yielded 6.4% in the first half of 1997 compared with 6.8% for the same period a year ago.

  Property and casualty underwriting losses for the quarter and six months ended June 30, 1997 were $277.2 and $570.4 million, compared to $243.0 and $534.0 million for the same period in 1996. The GAAP combined ratio for the six months ended June 30, 1997 was 109.3% as compared to 108.6% for the comparable period in 1996. GAAP expense ratios were 29.8% and 30.0% for the six months ended June 30, 1997 and 1996, respectively. Deterioration in the loss ratios reflect continued competitive pressures on virtually all segments of the insurance market, particularly commercial insurance. Pre-tax catastrophe losses were approximately $45.0 and $76.0 million for the quarter and six months ended June 30, 1997 as compared to $114.5 and $208.0 million in 1996.

  The components of CNA's investment gains are as follows:


                                                                Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                            --------------------------------------------------
                                                                1997          1996          1997         1996
                                                            --------------------------------------------------
                                                                              (In millions)

Bonds:
  U.S. Government .......................                   $ 43.1        $(21.9)         $ 49.0       $112.4
  Tax exempt ............................                      1.7         (10.5)            2.2          9.5
  Asset-backed ..........................                      2.4           3.9             9.2         21.3
  Taxable ...............................                     73.6          17.0            84.0         44.8
                                                            --------------------------------------------------
     Total bonds ........................                    120.8         (11.5)          144.4        188.0
Stocks ..................................                      9.6          74.3            39.3        129.2
Derivative instruments ..................                     (4.0)          2.9             (.7)        12.0
Separate Accounts and other .............                     45.6           6.8            55.0         48.6
                                                            --------------------------------------------------
     Total investment gains .............                   $172.0        $ 72.5          $238.0       $377.8
                                                            ==================================================

  CNA's primary property and casualty subsidiary, Continental Casualty Company, is party to litigation with Fibreboard Corporation involving coverage for certain asbestos-related claims and defense costs (see Note 5 of the Notes to Consolidated Condensed Financial Statements).

Cigarettes
----------

  Revenues increased by $32.6 and $43.7 million, or 5.7% and 4.1%, and net income increased by $9.4 and $11.9 million, or 8.2% and 6.2%, respectively, for the quarter and six months ended June 30, 1997 as compared to the corresponding periods of the prior year.

  The increase in revenues is primarily composed of an increase of approximately $11.8 and $17.9 million, or 2.1% and 1.7%, due to higher unit sales volume and an increase of approximately $21.3 and $31.2 million, or 3.8% and 2.9%, reflecting higher average unit prices for the quarter and six months ended June 30, 1997, as compared to the prior year. These increases were partially offset by lower investment income. Net income increased as a result of the improved revenues, partially offset by higher legal expenses.

  Virtually all of Lorillard's sales are in the full price brand category. Discount brand sales have decreased from an average of 37% of industry sales during 1993 to an average of 28% during 1996. At June 30, 1997, they represented 27.5% of industry sales.

Hotels
------

  Revenues increased by $6.9 and $11.3 million, or 12.7% and 11.8%, and net income increased by $4.4 and $7.4 million for the quarter and six months ended June 30, 1997, as compared to the prior year, due primarily to improved results at the Loews Monte Carlo hotel, as well as higher overall average room and occupancy rates.

Offshore drilling
-----------------

  Revenues increased by $83.7 and $183.8 million and net income increased by $18.6 and $36.9 million, respectively, for the quarter and six months ended June 30, 1997, as compared to the prior year.

  Revenues from semisubmersible rigs increased by $68.8 and $153.8 million, or 45.8% and 59.7%, for the quarter and six months ended June 30, 1997. These increases reflect additional revenues ($17.5 and $56.1 million) from eight semisubmersible rigs acquired through Arethusa, higher dayrates ($30.1 and $45.6 million) recognized by semisubmersible rigs located in the North Sea and the Gulf of Mexico, and increased utilization ($5.7 and $27.4 million) resulting from shipyard repairs in the prior year which reduced the days worked during the comparable period. Revenues from jackup rigs increased by $18.7 and $42.1 million, or 12.5% and 16.3%, due to additional rigs acquired through Arethusa ($3.2 and $13.3 million) and improvements in dayrates in the Gulf of Mexico ($14.8 and $27.6 million).

  Net income for the quarter and six months ended June 30, 1997 increased due primarily to the higher revenues discussed above, partially offset by increased operating costs and depreciation expense related to the drilling rigs acquired from Arethusa, and an increased provision for minority interest as a result of the dilutive effect to the Company of Diamond Offshore's acquisition of Arethusa in April 1996.

Watches and Clocks
------------------

  Revenues increased by $3.9 and $8.4 million and net income increased by $.6 and $1.4 million, respectively, for the quarter and six months ended June 30, 1997 as compared to the prior year.

  Revenues increased for the quarter and six months ended June 30, 1997 due primarily to increased watch unit prices and sales volume.

  Net income increased for the quarter and six months ended June 30, 1997 due primarily to the increased revenues discussed above and lower postretirement benefit costs, partially offset by higher administrative, advertising and selling expenses.

Other
-----

  Revenues decreased by $555.8 and $582.1 million and net income decreased by $373.5 and $386.9 million, respectively, for the quarter and six months ended June 30, 1997 as compared to the prior year.

  The components of investment (losses) gains included in Investment income-net are as follows:


                                          Three Months Ended  Six Months Ended
                                               June 30,            June 30,
                                            1997     1996       1997     1996
                                          --------------------------------------
                                                    (In millions)

Revenues:
  Derivative instruments (1) ............ $(357.4) $(67.9)    $(380.7) $(102.9)
  Gain on issuance of subsidiary's stock     29.1   186.6        29.1    186.6
  Equity securities, including short
   positions ............................  (135.3)  (28.0)     (149.3)    15.5
  Other .................................    (2.9)   10.1        15.8      9.2
                                          ------------------------------------
                                           (466.5)  100.8      (485.1)   108.4
Income tax benefit (expense) ............   163.2   (35.1)      169.7    (37.9)
Minority interest .......................     (.1)     .5        (1.9)      .4
                                          ------------------------------------

     Net income ......................... $(303.4) $ 66.2     $(317.3) $  70.9
                                          ====================================

  (1) Includes losses on equity index futures and options aggregating $350.2, $61.9, $386.2 and $110.1 for the quarter and six months ended June 30, 1997 and 1996, respectively. Since June 30, 1997, the Company has experienced significant losses from its open contracts on these equity index positions.

  Exclusive of securities transactions, revenues increased $11.5 and $11.4 million, or 36.1% and 15.6%, for the quarter and six months ended June 30, 1997 due primarily to increased investment interest income. Net loss increased by $3.9 million for the quarter ended June 30, 1997 due primarily to a lower allocation of parent company charges, partially offset by increased investment income. Net loss declined by $1.3 million for the six months ended June 30, 1997 due to the increased investment income and lower interest expenses, partially offset by reduced parent company charges.

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

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS"), which simplifies the computations originally established in APB Opinion No. 15, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with basic EPS, which excludes the concept of common stock equivalents. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation between the two computations. This Statement is effective for financial statements issued for periods ending after December 15, 1997 and will not have an impact on the Company.

  In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which codifies standards for disclosing information about an entity's capital structure. This Statement has no impact on the Company.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes accounting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement will not have a significant impact on the Company.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, and that the enterprises reconcile the total of those amounts to the general-purpose financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997 and will affect the Company's segment disclosure.

                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

  1. CNA is involved in various lawsuits in the ordinary course of business. Information involving such lawsuits is incorporated by reference to Note 5 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2. Lorillard is involved in various lawsuits involving tobacco products seeking damages for cancer and other health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information involving such lawsuits is incorporated by reference to Note 5 of the Notes to Consolidated Condensed Financial Statements in Part I.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

  Set forth below is information relating to the 1997 Annual Meeting of Shareholders of the Registrant:

  The annual meeting was called to order at 11:00 A.M., May 13, 1997. Represented at the meeting, in person or by proxy, were 104,041,634 shares, approximately 90.5% of the issued and outstanding shares entitled to vote.

  The following business was transacted:

Election of Directors
--------------------------------------------------------------------------------
  Over 88% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

                                              Votes For      Votes Withheld
                                              ---------      --------------

     Charles B. Benenson                     102,526,642         1,514,992
     John Brademas                            92,344,461        11,697,173
     Dennis H. Chookaszian                   102,509,535         1,532,099
     Bernard Myerson                         102,486,652         1,554,982
     Edward J. Noha                          102,488,585         1,553,049
     Gloria R. Scott                         101,674,859         2,366,775
     Andrew H. Tisch                         102,502,839         1,538,795
     James S. Tisch                          102,534,775         1,506,859
     Jonathan M. Tisch                       102,529,189         1,512,445
     Laurence A. Tisch                       102,474,661         1,566,973
     Preston R. Tisch                        102,471,392         1,570,242


Ratification of the appointment of Independent Certified Public Accountants
--------------------------------------------------------------------------------
  Approved-- 103,801,787 shares, approximately 99.7% of the shares voting, voted to ratify the appointment of Deloitte & Touche, LLP as independent certified public accountants for the Company. 67,790 shares, approximately .1% of the shares voting, voted against, and 172,057 shares, approximately .2% of the shares voting, abstained.

Shareholder proposal relating to cumulative voting
--------------------------------------------------------------------------------
  Rejected-- 67,991,929 shares, approximately 69.8% of the shares voting, voted against this shareholder proposal. 25,787,340 shares, approximately 26.4% of the shares voting, were cast for, and 3,716,823 shares, approximately 3.8% of the shares voting, abstained. In addition, there were 6,545,542 shares as to which brokers indicated that they did not have authority to vote ("broker non-votes").

Shareholder proposal relating to director stock ownership
--------------------------------------------------------------------------------
  Rejected-- 91,480,624 shares, approximately 94.0% of the shares voting, voted against this shareholder proposal. 3,352,195 shares, approximately 3.4% of the shares voting, were cast for, and 2,481,673 shares, approximately 2.6% of the shares voting, abstained. In addition, there were 6,727,142 broker non-votes.

Shareholder proposal relating to smoking by youth
--------------------------------------------------------------------------------
  Rejected-- 81,550,971 shares, approximately 83.6% of the shares voting, voted against this shareholder proposal. 6,331,756 shares, approximately 6.5% of the shares voting, were cast for, and 9,625,064 shares, approximately 9.9% of the shares voting, abstained. In addition, there were 6,533,843 broker non-votes.

Shareholder proposal relating to eliminating benzo(a)pyrene from tobacco products
--------------------------------------------------------------------------------
  Rejected-- 82,576,756 shares, approximately 84.7% of the shares voting, voted against this shareholder proposal. 3,164,081 shares, approximately 3.2% of the shares voting, were cast for, and 11,766,983 shares, approximately 12.1% of the shares voting, abstained. In addition, there were 6,533,814 broker non-votes.

Shareholder proposal relating to independent directors
--------------------------------------------------------------------------------
  Rejected-- 73,147,028 shares, approximately 75.1% of the shares voting, voted against this shareholder proposal. 21,296,102 shares, approximately 21.8% of the shares voting, were cast for; and 3,005,493 shares, approximately 3.1% of the shares voting, abstained. In addition, there were 6,593,011 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

   (a) Exhibits--

       (3.01) By-Laws

         (27) Financial Data Schedule for the six months ended June 30, 1997.

   (b) Current reports on Form 8-K--

  The Company filed a report on Form 8-K on June 24, 1997 stating that together with other companies in the United States tobacco industry, the Company's subsidiary, Lorillard Tobacco Company, signed a Memorandum of Understanding ("MOU") to resolve certain regulatory and litigation issues. A copy of the MOU was filed as an exhibit.

  The Company also filed a report on Form 8-K on June 26, 1997 stating that the Boards of Directors of its Lorillard, Inc. and Lorillard Tobacco Company subsidiaries had approved the proposal reflected in the MOU. The Company also reported that its Board of Directors had voted to support this proposal.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: August 14, 1997                           By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)