Form 10-Q
period 1997-09-30
LOEWS CORP
filed 1997-11-14
CIK 60086

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997
                               ------------------

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

          Class                                  Outstanding at November 7, 1997
--------------------------                       -------------------------------
Common stock, $1 par value                              115,000,000 shares


================================================================================

                                      INDEX



Part I. Financial Information                                           Page No.
                                                                        --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      September 30, 1997 and December 31, 1996 ......................       3

    Consolidated Condensed Statements of Income--
      Three and nine months ended September 30, 1997 and 1996 .......       4

    Consolidated Condensed Statements of Cash Flows--
      Nine months ended September 30, 1997 and 1996 .................       5

    Notes to Consolidated Condensed Financial Statements ............       6

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ........................................      36

Part II. Other Information

  Item 1. Legal Proceedings .........................................      58

  Item 6. Exhibits and Reports on Form 8-K ..........................      58

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
--------------------------------------------------------------------------------
(Amounts in millions of dollars)                   September 30,    December 31,
                                                      1997               1996
                                                   -----------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of $29,206.6
   and $29,319.3 ................................  $29,583.5           $29,478.3
  Equity securities, cost of $1,065.6 and $981.8     1,179.7             1,136.3
  Other investments .............................    1,023.2               997.9
  Short-term investments ........................   10,311.9             8,304.9
                                                   -----------------------------
     Total investments ..........................   42,098.3            39,917.4
Cash ............................................      409.2               305.7
Receivables-net .................................   13,831.5            13,427.1
Property, plant and equipment-net ...............    2,492.9             2,225.1
Deferred income taxes ...........................      928.2             1,138.0
Goodwill and other intangible assets-net ........      708.5               562.4
Other assets ....................................    1,817.5             1,697.2
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    2,223.5             1,854.2
Separate Account business .......................    6,012.1             6,120.9
                                                   -----------------------------
     Total assets ...............................  $70,521.7           $67,248.0
                                                   =============================

Liabilities and Shareholders' Equity:

Insurance reserves and claims ...................  $40,630.7           $39,980.1
Accounts payable and accrued liabilities ........    1,963.1             3,110.9
Payable for securities purchased ................    1,907.7               966.4
Securities sold under repurchase agreements .....    1,176.0               548.3
Long-term debt, less unamortized discount .......    5,727.1             4,370.7
Deferred credits and participating policyholders'
 equity .........................................    1,537.4             1,538.6
Separate Account business .......................    6,012.1             6,120.9
                                                   -----------------------------
     Total liabilities ..........................   58,954.1            56,635.9
Minority interest ...............................    2,266.0             1,880.9
Shareholders' equity ............................    9,301.6             8,731.2
                                                   -----------------------------
     Total liabilities and shareholders' equity .  $70,521.7           $67,248.0
                                                   =============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
-------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)     Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                                1997          1996          1997          1996
                                              ---------------------------------------------------

Revenues:

  Insurance premiums:
    Property and casualty .................   $2,488.8      $2,592.8      $ 7,488.7    $ 7,579.2
    Life ..................................      846.3         841.3        2,538.8      2,466.3
  Investment income, net of expenses ......      583.7         591.3        1,803.5      1,826.8
  Investment gains (losses) ...............        1.5         166.4         (265.1)       656.6
  Manufactured products (including excise
   taxes of $131.8, $125.5, $366.2 and
   $356.8) ................................      674.8         620.9        1,841.4      1,730.1
  Other ...................................      516.3         403.6        1,392.3      1,046.4
                                              --------------------------------------------------
     Total ................................    5,111.4       5,216.3       14,799.6     15,305.4
                                              --------------------------------------------------

Expenses:

  Insurance claims and policyholders'
   benefits ...............................    2,854.5       2,839.6        8,607.0      8,400.9
  Amortization of deferred policy
   acquisition costs ......................      621.3         511.5        1,737.5      1,568.5
  Cost of manufactured products sold ......      272.0         260.7          770.1        742.6
  Selling, operating, advertising and
   administrative expenses ................      859.3         882.8        2,401.4      2,406.2
  Interest ................................       88.3          79.7          239.4        240.3
                                              --------------------------------------------------
     Total ................................    4,695.4       4,574.3       13,755.4     13,358.5
                                              --------------------------------------------------
                                                 416.0         642.0        1,044.2      1,946.9
                                              --------------------------------------------------
  Income taxes ............................      134.3         194.6          330.4        639.7
  Minority interest .......................       84.1          58.8          213.1        171.1
                                              --------------------------------------------------
     Total ................................      218.4         253.4          543.5        810.8
                                              --------------------------------------------------
Net income ................................   $  197.6      $  388.6      $   500.7    $ 1,136.1
                                              ==================================================

Net income per share ......................   $   1.72      $   3.37      $    4.35    $    9.75
                                              ==================================================

Cash dividends per share ..................   $    .25      $    .25      $     .75    $     .75
                                              ==================================================

Weighted average number of shares
 outstanding ..............................      115.0         115.2          115.0        116.5
                                              ==================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
--------------------------------------------------------------------------------
(Amounts in millions)                            Nine Months Ended September 30,
                                                        1997             1996
                                                 -------------------------------
Operating Activities:
  Net income ...................................    $   500.7        $  1,136.1
  Adjustments to reconcile net income to net
   cash provided by operating activities-net ...        784.2            (126.3)
  Changes in assets and liabilities-net:
    Reinsurance receivable .....................        498.6            (104.2)
    Other receivables ..........................       (486.5)           (859.7)
    Deferred policy acquisition costs ..........       (369.3)           (284.5)
    Insurance reserves and claims ..............        662.2             292.6
    Accounts payable and accrued liabilities ...     (1,146.7)            597.4
    Trading securities .........................       (598.6)            (53.5)
    Other-net ..................................        (95.2)           (327.6)
                                                    ---------------------------
                                                       (250.6)            270.3
                                                    ---------------------------
Investing Activities:
  Purchases of fixed maturities ................    (30,956.4)        (24,783.0)
  Proceeds from sales of fixed maturities ......     30,131.3          25,758.4
  Proceeds from maturities of fixed maturities .      1,667.8           1,657.9
  Change in securities sold under repurchase
   agreements ..................................        627.7            (171.6)
  Purchases of equity securities ...............       (854.2)           (513.1)
  Proceeds from sales of equity securities .....        937.5             649.9
  Change in short-term investments .............     (1,963.4)         (2,158.8)
  Purchases of property, plant and equipment ...       (533.1)           (351.2)
  Change in other investments ..................         40.1             297.8
                                                    ---------------------------
                                                       (902.7)            386.3
                                                    ---------------------------
Financing Activities:
  Dividends paid to shareholders ...............        (86.3)            (87.4)
  Purchases of treasury shares .................                         (215.7)
  Issuance of long-term debt ...................      1,634.1               9.5
  Principal payments on long-term debt .........       (206.4)           (323.0)
  Net change in revolving line of credit .......        (63.0)             55.0
  Net change in short-term debt ................         (9.9)             (7.7)
  Receipts credited to policyholders ...........          6.7              11.6
  Withdrawals of policyholder account balances .        (18.4)            (33.7)
                                                    ---------------------------
                                                      1,256.8            (591.4)
                                                    ---------------------------
Net change in cash .............................        103.5              65.2
Cash, beginning of period ......................        305.7             241.7
                                                    ---------------------------
Cash, end of period ............................    $   409.2        $    306.9
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

   The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domiciles, CNA receives collateral, primarily in the form of bank letters of credit.

   The effects of reinsurance on earned premiums, are as follows:


                                                       %                                            %
                  Direct   Assumed   Ceded    Net   Assumed     Direct   Assumed   Ceded   Net   Assumed
                  --------------------------------------------------------------------------------------

                                               Nine Months Ended September 30,
                  --------------------------------------------------------------------------------------
                  ---------------- 1997 --------------------   ---------------- 1996 -------------------

    Life .......  $  648.6 $   91.9 $  90.0 $   650.5  14.1%  $  515.9 $   87.3 $   33.1 $   570.1 15.3%
    Accident and
     health ....   2,802.5     73.6   115.0   2,761.1   2.7    2,580.3    183.0    112.4   2,650.9  6.9
    Property and
     casualty ..   6,086.9  1,077.9   548.9   6,615.9  16.3    6,702.2  1,055.5    933.2   6,824.5 15.5
                  --------------------------------------------------------------------------------------
      Total ....  $9,538.0 $1,243.4 $ 753.9 $10,027.5  12.4%  $9,798.4 $1,325.8 $1,078.7 $10,045.5 13.2%
                  ======================================================================================

                                               Three Months Ended September 30,
                  --------------------------------------------------------------------------------------
                  ---------------- 1997 --------------------   ---------------- 1996 -------------------


    Life .......  $  213.2 $   31.4 $  33.3 $   211.3  14.9%  $  162.0 $   30.1 $   17.9 $   174.2 17.3%
    Accident and
     health ....     946.4     16.3    49.8     912.9   1.8      921.9     93.6     79.2     936.3 10.0
    Property and
     casualty ..   1,783.4    517.9    90.4   2,210.9  23.4    2,453.1     52.7    182.2   2,323.6  2.3
                  --------------------------------------------------------------------------------------
      Total ....  $2,943.0 $  565.6 $ 173.5 $ 3,335.1  17.0%  $3,537.0 $  176.4 $  279.3 $ 3,434.1  5.1%
                  ======================================================================================

   Insurance claims and policyholders' benefits are net of reinsurance recoveries of $223.7, $406.3, $617.7 and $1,010.3 for the three and nine months ended September 30, 1997 and 1996, respectively.

   In the above table, life premium revenue is primarily from long duration contracts and the property and casualty earned premium is from short duration contracts. Approximately three quarters of accident and health earned premiums are from short duration contracts.

3. The Company's receivables are comprised of the following:

                                                    September 30,   December 31,
                                                       1997              1996
                                                    ---------------------------

   Reinsurance ..................................   $ 6,031.4         $ 6,530.0
   Other insurance ..............................     6,500.5           5,942.5
   Security sales ...............................       713.0             299.7
   Accrued investment income ....................       434.7             534.3
   Other ........................................       459.4             412.0
                                                    ---------------------------
          Total .................................    14,139.0          13,718.5
   Less allowance for doubtful accounts and
    cash discounts ..............................       307.5             291.4
                                                    ---------------------------
          Receivables-net .......................   $13,831.5         $13,427.1
                                                    ===========================

4. On September 16, 1997, the Company issued $1,150.0 principal amount of 3 1/8% Exchangeable Subordinated Notes due 2007 (the "Notes"). The Notes are exchangeable into shares of common stock of Diamond Offshore Drilling, Inc. at any time from October 1, 1998 until maturity at an exchange rate of
   15.3757 shares per one thousand dollar principal amount of Notes (equivalent to an exchange price of $65.04 per share). The Company may elect cash settlement in lieu of delivering Diamond Offshore common stock. The Notes are redeemable in whole or in part at September 15, 2002 at 101.6%, and decreasing percentages thereafter.

5. Shareholders' equity:

                                                    September 30,   December 31,
                                                        1997             1996
                                                    ----------------------------

   Preferred stock, $.10 par value,
     Authorized--100,000,000 shares
   Common stock, $1 par value:
     Authorized--400,000,000 shares
     Issued and outstanding--115,000,000 shares .    $  115.0          $  115.0
   Additional paid-in capital ...................       165.8             165.8
   Earnings retained in the business ............     8,631.2           8,216.8
   Unrealized appreciation ......................       389.6             233.6
                                                     --------------------------
          Total .................................    $9,301.6          $8,731.2
                                                     ==========================

6. Legal Proceedings and Contingent Liabilities-

   INSURANCE RELATED

   Fibreboard Litigation
   ---------------------

   CNA's primary property and casualty subsidiary, Continental Casualty Company ("Casualty"), has been party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as "Settling Parties") have reached a Global Settlement (the "Global Settlement") which is subject to court approval, to resolve all future asbestos-related bodily injury claims involving Fibreboard.

   Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement"), on a settlement to resolve the coverage litigation and provides funding for Fibreboard's asbestos claims in the event the Global Settlement does not obtain final court approval.

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

   Through September 30, 1997, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 135,620 claims, for an estimated settlement amount of approximately $1,617.9 plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $1,588.9 including interest was paid through September 30, 1997, including approximately $590.0 paid in the fourth quarter of 1996 and the first quarter of 1997 as a result of the Trilateral Agreement becoming final. As described above, such payments have been partially recovered from Pacific Indemnity. Casualty may negotiate other agreements for unsettled claims.

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

   The original suit was filed on March 13, 1996, against the Tobacco Defendants only. The insurance companies were added to the suit in March 1997 under a "direct action" statute in Louisiana. Under the direct action statute, the Louisiana Attorney General is pursuing liability claims against the Tobacco Defendants and their insurers in the same suit, even though none of the Tobacco Defendants has made a claim for insurance coverage.

   Recently, the United States District Court for the Western District of Louisiana, Lake Charles Division, granted a petition to remove this litigation to the federal district court. The district court's decision is currently on appeal to the United States Fifth Circuit Court of Appeals. During the pending appeal, all proceedings in state court and in the federal district court are stayed. Because of the uncertainties inherent in assessing the risk of liability at this very early stage of the litigation, management is unable to make a meaningful estimate of the amount or range of any loss that could result from an unfavorable outcome of the pending litigation. However, management believes that the ultimate outcome of the pending litigation should not materially affect the results of operations or equity of the Company.

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

   As of September 30, 1997 and December 31, 1996, CNA carried approximately $824.0 and $907.8, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. There was no unfavorable reserve development for the nine months ended September 30, 1997 and 1996.

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

   As of September 30, 1997 and December 31, 1996, CNA carried approximately $1,415.0 and $1,506.2, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable reserve development for the nine months ended September 30, 1997 and 1996 totaled $40.0 and $38.0, respectively.

   The following table provides additional data related to CNA's environmental pollution and asbestos-related claims reserves.


                                                September 30, 1997          December 31, 1996
                                             ----------------------------------------------------
                                            Environmental               Environmental
                                               Pollution    Asbestos       Pollution     Asbestos
                                             ----------------------------------------------------
   Gross reserves:
     Reported claims ...................       $288.0       $1,431.0       $  288.9    $1,551.4
     Unreported claims .................        577.0          101.0          714.0        94.0
                                               ------------------------------------------------
                                                865.0        1,532.0        1,002.9     1,645.4
   Less reinsurance recoverable ........        (41.0)        (117.0)         (95.1)     (139.2)
                                               ------------------------------------------------
     Net reserves ......................       $824.0       $1,415.0       $  907.8    $1,506.2
                                               ================================================

   The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor potential liabilities and make further adjustments as warranted.

   NON-INSURANCE

   Tobacco Litigation
   ------------------

   Lawsuits are being filed with increasing frequency against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, "addiction" to smoking, or exposure to environmental tobacco smoke. Tobacco litigation includes claims brought by individual plaintiffs ("Conventional Product Liability Cases"); claims brought as class actions on behalf of a large number of individuals ("Class Actions") for damages allegedly caused by smoking; claims brought on behalf of governmental entities and others, including private citizens suing on behalf of taxpayers, labor unions and Indian Tribes, seeking, among other alleged damages, reimbursement of health care costs allegedly incurred as a result of smoking ("Reimbursement Cases"); and claims for contribution and/or indemnity of asbestos claims by one asbestos manufacturer. In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases").

   There has been a substantial increase in the number of cases filed. For instance, eight suits seeking class certification that name Lorillard and/or the Company as defendants were filed and served during the last two quarters of 1996; at least thirty such suits (some of which have not been served) have been filed during the first three quarters of 1997. Thirteen reimbursement suits were filed by state or local governmental entities during the last two quarters of 1996; at least thirty reimbursement suits have been filed by governmental entities during the first three quarters of 1997 (some of which have not been served) as well as suits by five Indian Tribes and thirty-one suits by unions, some of which have not been served. Conventional product liability cases also have been filed with greater frequency in recent years. During 1994, approximately 30 such suits were filed and served against U.S. cigarette manufacturers, including Lorillard. Approximately 140 such suits were filed and served during 1995. Approximately 340 such suits were filed and served during 1996. During the first three quarters of 1997, approximately 410 such suits have been filed and served on the major U.S. cigarette manufacturers, including Lorillard, and other defendants, including the Company.

   In these actions, plaintiffs claim substantial compensatory, statutory and punitive damages in amounts ranging into the billions of dollars. These claims are based on a number of legal theories including, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, violation of consumer protection statutes, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products. As noted below, some cases are scheduled for trial prior to the conclusion of the first quarter of 1998.

   CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 565 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Lorillard is a defendant in approximately 175 of these cases. The Company is a defendant in nine of these cases.

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

   On September 26, 1997, a jury in the case of Gordon v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Middlesex County, Massachusetts), returned a special verdict favorable to the defendants, which included Lorillard. The court entered judgment in favor of the defendants. Trial was held on the limited issue of the cigarettes smoked by the decedent and the time period in which she smoked them. Plaintiff has filed a motion for new trial, which is pending.

   On October 31, 1997, a jury in the case of Karbiwnyk v. R.J. Reynolds Tobacco Company (District Court, Duval County, Florida) returned a verdict in favor of the defendant, R.J. Reynolds Tobacco Company. The jury determined that there had not been negligence on the part of R.J. Reynolds Tobacco Company and that the cigarettes manufactured by R.J. Reynolds and smoked by the plaintiff were not unreasonably dangerous and defective and were not a legal cause of loss, injury or damage to the plaintiff. The deadline for plaintiff to seek review of the verdict has not expired.

   CLASS ACTIONS - In addition to the foregoing cases, there are 53 purported class actions pending against cigarette manufacturers, and other defendants, including the Company. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One case seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations.

   Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of over 60 law firms from throughout the United States. Lorillard is a defendant in 46 of the 53 cases seeking class certification. Lorillard is a defendant in each purported class action listed below unless expressly stated to the contrary. The Company is a defendant in 21 of the purported class actions. Plaintiffs in several of the twenty-one cases have indicated they plan to submit orders voluntarily dismissing the Company. Unless otherwise noted, the purported class actions are in the pre-trial, discovery stage.

   Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991). This case is a class action on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke in the cabins of the aircraft. Jury selection commenced on June 2, 1997. Trial began on July 14, 1997. On October 10, 1997, the parties executed a settlement agreement, which has been preliminarily approved on an interim basis by the court. The settlement agreement requires Lorillard and three other cigarette manufacturers jointly to pay $300.0 in three annual installments to create and endow a research institute to study diseases associated with cigarette smoke. The amount to be paid by Lorillard is to be based upon each of the four settling defendants' share of the United States market for the sale of cigarettes. In 1997, Lorillard presently has approximately 8.8% of the cigarette market in the United States. Based on this calculation, Lorillard is expected to pay approximately $26.0 of the proposed settlement amount. The plaintiff class members are permitted to file individual suits under the settlement agreement. Defendants would retain all defenses against the individual claims asserted, but assume the burden of proof for the basic question of whether environmental tobacco smoke can cause certain diseases. Plaintiffs in these individual suits may not seek punitive damages for injuries that arose prior to January 15, 1997 which enabled them to be members of the class. The manufacturers agreed not to assert a statute of limitations defense to any suit filed by a class member if such a suit is filed within one year after final approval of the settlement by the court. The defendants that executed the settlement agreement, including Lorillard, agreed to pay fees and expenses of the attorneys who represented plaintiffs in an amount not to exceed $49.0. Lorillard's share of this amount is expected to be approximately $4.3. At this time one class member has filed an objection to the settlement. The court is expected to schedule a hearing to address this and other issues relating to the proposed settlement.

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

   Granier v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed September 26, 1994).

   Harris v. The American Tobacco Company, et al. (U.S. District Court, Middle District, Pennsylvania, filed March 1, 1996). The Company was a defendant in the case. The court entered an order on its own motion that dismissed the class action allegations. The court granted defendants' motions to dismiss and entered final judgment in their favor.

   Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). Class certification has been granted as to Florida citizens who allege they, or their survivors, have, have had or have died from diseases and medical conditions caused by smoking cigarettes. The Florida Supreme Court has denied defendants' appeal. Trial is scheduled to begin on February 9, 1998.

   Norton v. RJR Nabisco Holdings Corporation, et al. (Superior Court, Madison County, Indiana, filed May 3, 1996). The Company is a defendant in the case.

   Richardson v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 24, 1996). The court heard argument on plaintiffs' motion for class certification on October 14, 1997 and took the issue under advisement.

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

   Small v. Lorillard, et al., Hoskins v. R.J. Reynolds, et al., Frosina v. Philip Morris, et al., Hoberman v. Brown & Williamson, et al., and Zito v. American Tobacco, et al. (Supreme Court, New York County, New York, filed June 19, 1996). Small is the only one of these cases to name Lorillard as a defendant. The court granted plaintiffs' motions for class certification and certified a class to be comprised of "All residents of the State of New York who, on or after June 19, 1980, have smoked cigarettes manufactured by the manufacturing defendants, and who bought those cigarettes in New York." Trial is scheduled to begin on February 2, 1998, in one of the five cases listed above. Plaintiffs have not indicated which case will be tried first.

   Reed v. Philip Morris Incorporated, et al. (Superior Court, District of Columbia, filed June 21, 1996). The Company is a defendant in the case. The court denied plaintiff's motion for class certification on August 18, 1997.

   Barnes v. The American Tobacco Company, et al. (U.S. District, Eastern District, Pennsylvania, filed August 8, 1996). The Company is a defendant in the case. The court denied plaintiffs' initial motion for class certification. Plaintiffs were permitted to amend their complaint. The court granted plaintiffs' renewed motion for class certification but subsequently reversed that order and granted defendants' motion for summary judgment. Plaintiffs have noticed an appeal from the court's rulings.

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

   Ruiz v. The American Tobacco Company, et al. (U.S. District Court, Puerto Rico, filed October 23, 1996). The court heard argument on plaintiffs' motion for class certification on October 6, 1997 and took the issue under advisement.

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

   McCune v. American Tobacco Company, et al. (U.S. District Court, West Virginia, filed January 31, 1997). The Company is a defendant in the case.

   Baker v. American Tobacco Company, et al. (Circuit Court, Wayne County, Michigan, filed February 4, 1997).

   Woods (formerly known as Ingle) v. Philip Morris Incorporated, et al. (U.S. District Court, Southern District, West Virginia, filed February 4, 1997).

   Emig v. American Tobacco Company, et al. (U.S. District Court, Kansas, filed February 6, 1997). The Company is a defendant in the case.

   Peterson v. American Tobacco Company, et al. (U.S. District Court, Hawaii, filed February 6, 1997). The Company is a defendant in the case.

   Walls v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Oklahoma, filed February 6, 1997).

   Selcer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Nevada, filed March 3, 1997). The Company is a defendant in the case.

   Insolia v. Philip Morris Incorporated, et al. (Circuit Court, Rock County, Wisconsin, filed April 18, 1997).

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

   Taylor v. The American Tobacco Company, Inc., et al. (U.S. District Court, Eastern District, Michigan; filed May 23, 1997).

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

   Tepper v. Philip Morris Incorporated, et al. (Superior Court, Bergen County, New Jersey, filed May 28, 1997). The Company is a defendant in the case.

   Langdeau v. The American Tobacco Company, et al. (Tribal Court, Lower Brule Sioux Tribe, filed June 4, 1997).

   Thomas v. American Tobacco Company, Inc., et al. (filed in Circuit Court, Wayne County, Michigan; removed to U.S. District Court, Eastern District, Michigan; filed June 6, 1997). The Company was a defendant in the case. Plaintiff voluntarily dismissed the action on October 8, 1997.

   Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997). The Company is a defendant in the case.

   Lippincott v. American Tobacco Company, Inc., et al. (Superior Court, Camden County, New Jersey, filed June 13, 1997). The Company is a defendant in the case.

   Brammer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Iowa; filed June 20, 1997). The Company is a defendant in the case.

   Knowles v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed June 30, 1997). The Company is a defendant in the case.

   Daley v. American Brands, Inc., et al. (Circuit Court, Cook County, Illinois, filed July 7, 1997). The Company is a defendant in the case.

   Piscitello v. Philip Morris, Incorporated, et al. (Superior Court, Middlesex County, New Jersey, filed July 28, 1997). The Company is a defendant in the case. To date, none of the defendants have received service of process.

   Azorsky v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Western District, Pennsylvania, filed August 15, 1997).

   McCauley v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, Northern District, Georgia, filed August 27, 1997).

   Nwanze v. Philip Morris Companies Inc., et al. (U.S. District Court, Southern District, New York, filed on September 29, 1997). The Company is named as a defendant in the action.

   Bush v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, Texas, filed September 10, 1997).

   Badillo v. American Tobacco Company, et al. (U.S. District Court, Nevada, filed October 8, 1997). The Company is named as a defendant in the action. To date, none of the defendants have received service of process.

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

   REIMBURSEMENT CASES - In addition to the above, approximately 90 actions are pending in which governmental entities, private citizens, or other organizations, including labor unions and Indian Tribes, seek recovery of funds expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in all such actions. The Company is named as a defendant in 17 of them.

   State Or Local Governmental Reimbursement Cases - Suits have been filed by 40 states, the Commonwealth of Puerto Rico, the Territory of Guam and the Republic of The Marshall Islands. Defendants have not received service of process of one of the cases. Cities, counties or other local governmental entities have filed eight such suits, all of which have been served. The Company has been named as a defendant in thirteen cases filed by state or local governmental entities. Unless otherwise noted, each pending reimbursement suit is in the pre-trial, discovery stage.

   Moore v. The American Tobacco Company, et al. (Chancery Court, Jackson County, Mississippi, filed May 23, 1994). On July 2, 1997, Lorillard and other defendants entered into a memorandum of understanding with the State of Mississippi with regard to an agreement in principle to settle this case. See "Settlements of Reimbursement Cases" below.

   McGraw v. The American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed September 20, 1994 by the West Virginia Attorney General and state agencies). The court has granted defendants' motion to dismiss eleven of the fourteen counts of the complaint and has held that two of the plaintiffs in the action, the West Virginia Public Employee Insurance Agency and West Virginia Department of Health and Human Services, lack standing to sue for personal injuries. Plaintiffs have noticed an appeal from the ruling. The Company is a defendant in the case.

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

   The State of Florida, et al. v. The American Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida, filed February 21, 1995). On August 25, 1997, Lorillard and other defendants entered into a memorandum of understanding with the State of Florida which settled the State's claims for monetary damages. See "Settlements of Reimbursement Cases" below.

   Commonwealth of Massachusetts v. Philip Morris Inc., et al. (Superior Court, Middlesex County, Massachusetts, filed December 19, 1995).

   Ieyoub v. The American Tobacco Company, et al. (U.S. District Court, Western District, Louisiana, filed March 13, 1996 by the Louisiana Attorney General). The Company is a defendant in the case.

   The State of Texas v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Texas, filed March 28, 1996). The court granted in part defendants' motions to dismiss plaintiff's claims for violation of federal and state anti-trust laws, claims for violation of the Texas Deceptive Trade Practices/Consumer Protection Act, and claims for restitution, unjust enrichment, public nuisance, and negligent performance of a voluntary undertaking. Trial is expected to be held in late 1997 or early 1998.

   State of Maryland v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 1, 1996). The court has granted in part defendants' motion to dismiss and has dismissed nine of the thirteen counts of the complaint.

   State of Washington v. The American Tobacco Company, et al. (Superior Court, King County, Washington, filed June 5, 1996). The court has granted in part defendants' motion to dismiss and dismissed all of plaintiff's claims except anti-trust, violations of the Washington Consumers' Protection Act statutes and conspiracy. Plaintiff has noticed an appeal from portions of the ruling.

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

   People of the State of California v. Philip Morris Incorporated, et al. (Superior Court, San Francisco County, California, filed September 5, 1996 by various California counties and cities and local chapters of various medical societies and associations). The court has granted in part plaintiffs' demurrer to various of the affirmative defenses asserted by the defendants.

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

   City of New York, et al. v. The Tobacco Institute, et al. (U.S. District Court, Southern District, New York, filed October 17, 1996).

   People of the State of Illinois v. Philip Morris, Inc., et al. (Circuit Court, Cook County, Illinois, filed November 12, 1996).

   State of Iowa v. R.J. Reynolds Tobacco Company, et al. (District Court, Fifth Judicial District, Polk County, Iowa, filed November 27, 1996). The Company is a defendant in the case. The court granted in part defendants' motion to dismiss and dismissed plaintiff's claims of tort liability for deception, breach of a duty voluntarily assumed, disgorgement of profits and indemnity. Plaintiff has noticed an appeal from the ruling.

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

   State of Wisconsin v. Philip Morris Incorporated, et al. (Circuit Court, Dane County, Wisconsin, filed February 5, 1997).

   State of Indiana v. Philip Morris Incorporated, et al. (Superior Court, Marion County, Indiana, filed February 19, 1997).

   State of Alaska v. Philip Morris, Incorporated, et al. (Superior Court, First Judicial District, Alaska, filed April 14, 1997).

   County of Cook v. Philip Morris, Incorporated, et al. (Circuit Court, Cook County, Illinois, filed April 18, 1997).

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

   University of South Alabama v. The American Tobacco Company, et al. (U.S. District Court, Southern District, Alabama; filed May 23, 1997). The Company is a defendant in the case. The court granted a motion to dismiss filed by the Attorney General of Alabama and entered judgment in favor of the defendants. Plaintiff noticed an appeal from the judgment to the U.S. Court of Appeals for the Fifth Circuit.

   State of New Mexico v. The American Tobacco Company, et al. (First Judicial District Court, Santa Fe County, New Mexico, filed May 27, 1997). The Company was named as a defendant but has been voluntarily dismissed.

   City of Birmingham, Alabama, and The Greene County Racing Commission v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Alabama; filed May 28, 1997). The Company is a defendant in the case.

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

   State of Colorado v. R.J. Reynolds Tobacco Co., et al. (District Court, City and County of Denver, Colorado, filed June 5, 1997).

   State of Oregon v. The American Tobacco Company, et al. (Circuit Court, Multnomah County, Oregon, filed June 9, 1997).

   State of Idaho v. Philip Morris, Inc., et al. (District Court, Fourth Judicial District, Ada County, Idaho, filed June 9, 1997).

   People of the State of California v. Philip Morris, Inc., et al. (Superior Court, Sacramento County, California, filed June 12, 1997).

   State of Maine v. Philip Morris, Incorporated, et al. (Superior Court, Kennebec County, Maine, filed June 17, 1997).

   Rossello, et al. v. Brown & Williamson Tobacco Corporation, et al. (United States District Court, Puerto Rico, filed June 17, 1997).

   State of Rhode Island v. American Tobacco Company, Inc., et al. (Superior Court, Providence, Rhode Island, filed June 17, 1997). The Company is a defendant in the case.

   Citizens of the Republic of the Marshall Islands v. The American Tobacco Company, et al. (United States District Court, Hawaii, filed June 18, 1997). Plaintiff voluntarily dismissed the action without prejudice on July 29, 1997.

   State of Georgia v. Philip Morris, Inc., et al. (Superior Court, Fulton County, Georgia, filed August 29, 1997).

   Republic of the Marshall Islands v. The American Tobacco Company, et al. (High Court, Republic of the Marshall Islands, filed October 20, 1997).

   The governmental entities pursuing the foregoing efforts are doing so at the urging and with the assistance of well known members of the plaintiffs bar who have been meeting with attorneys general in other states to encourage them to file similar suits.

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

   Private Citizens' Reimbursement Cases - There are five suits pending in which plaintiffs are private citizens suing on behalf of taxpayers of their respective states. Governmental entities have filed reimbursement suits in two of the five states. Lorillard is a defendant in each of the five cases. The Company was named as a defendant in each of the five cases but has been dismissed from one of them. Private citizens have filed two reimbursement suits on behalf of all U.S. taxpayers. The Company is named as a defendant in each of these cases. Each of these cases is in the pre-trial, discovery stage.

   Crozier v. The American Tobacco Company, et al. (Circuit Court, Montgomery County, Alabama, filed August 8, 1996). The Company is a defendant in the case. The court has entered an order granting in part defendants' motion to dismiss the complaint and dismissed plaintiffs' claims asserted on behalf of the State of Alabama.

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

   Beckom, et al., ex. rel. State of Tennessee and Tennessee taxpayers v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Tennessee; filed May 8, 1997). The Company is a defendant in the case.

   Woods v. The American Tobacco Company, et al. (Superior Court, Wake County, North Carolina, filed July 10, 1997). The Company was named as defendant in the case but has been voluntarily dismissed.

   Goodpasture v. American Tobacco Company, Inc., et al. (U.S. District Court, Kansas, filed October 15, 1997). The Company is named as a defendant in the case. To date, none of the defendants have received service of process.

   Moore v. American Tobacco Company, et al. (U.S. District Court, Kansas, filed October 15, 1997). The Company is named as a defendant in the case. To date, none of the defendants have received service of process.

   Reimbursement Cases By Indian Tribes - Indian Tribes have filed five reimbursement suits in their tribal courts, although one of these cases has been dismissed. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the five tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

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

   The Crow Tribe v. The American Tobacco Company, et al. (Tribal Court, Crow Tribe, filed June 10, 1997).

   Muscogee Creek Nation v. The American Tobacco Company, et al. (District Court, Muscogee Creek Nation, Okmulgee District, filed June 20, 1997).

   Chehalis Tribe v. The American Tobacco Company, et al. (Chehalis Tribal Court, Chehalis Indian Reservation, Oakville, Washington, filed June 23,
   1997). Plaintiffs voluntarily dismissed the case on October 30, 1997.

   Crow Creek Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Crow Creek Sioux Tribe, filed September 14, 1997).

   Reimbursement Cases By Labor Unions - Labor unions have filed thirty-one reimbursement suits in various states throughout the nation in federal or state courts, although four of them have not been served to date. One of the suits has been dismissed. Lorillard is named as a defendant in each of the suits filed to date by unions. The Company is not a defendant in any of the cases filed to date by unions. Each of these cases is in the pre-trial, discovery stage.

   Stationary Engineers Local 39 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 25, 1997.

   Iron Workers Local Union No. 17 Insurance Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Ohio, Eastern Division, filed May 20, 1997).

   Northwest Laborers-Employers Health and Security Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Western District, Washington, filed May 21, 1997).

   Central Illinois Carpenters Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, Illinois; filed May 30, 1997).

   Massachusetts Laborers Health and Welfare Fund v. Philip Morris Inc., et al. (U.S. District Court, Massachusetts; filed June 2, 1997).

   Hawaii Health and Welfare Trust Fund for Operating Engineers v. Philip Morris, Inc., et al. (U.S. District Court, Hawaii, filed June 13, 1997).

   Oregon Laborers -- Employers Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Oregon; filed June 18, 1997).

   Laborers Local 17 Health and Benefit Fund and The Transport Workers Union New York City Private Bus Lines Health Benefit Trust v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed June 19,
   1997).

   Ark-La-Miss Laborers Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Louisiana, filed June 20, 1997). This action has been consolidated with the case of Asbestos Workers Local 53 Health and Welfare Fund and Its Trustees, et al.

   Iowa Laborers District Council Health and Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Central District, Iowa, Southern Division, first amended complaint filed June 20, 1997). None of the defendants received service of process. Plaintiffs voluntarily dismissed the action without prejudice.

   Kentucky Laborers District Council Health and Welfare Trust Fund v. Hill & Knowlton, Inc., et al. (U.S. District Court, Western District, Kentucky, Louisville Division, filed June 20, 1997).

   United Federation of Teachers Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed June 25,
   1997).

   Connecticut Pipe Trades Health Fund and International Brotherhood of

   Electrical Workers Local 90 Benefit Plan v. Philip Morris, Inc., et al. (U.S. District Court, Connecticut, filed July 1, 1997).

   Seafarers Welfare Plan and United Industrial Workers Welfare Plan v. Philip Morris, Inc., et al. (U.S. District Court, Maryland, Southern Division, filed July 2, 1997).

   Laborers and Operating Engineers Utility Agreement Health and Welfare Trust Fund for Arizona v. Philip Morris Incorporated, et al. (U.S. District Court, Arizona, filed July 7, 1997).

   West Virginia Laborers Pension Fund v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, West Virginia, Huntington Division, filed July 11, 1997).

   Rhode Island Laborers Health and Welfare Fund v. Philip Morris Incorporated, et al. (U.S. District Court, Rhode Island, filed on or about July 20, 1997).

   Eastern States Health and Welfare Fund, et al. v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed July 28, 1997).

   Asbestos Workers Local 53 Health and Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Louisiana, filed August 15, 1997). This action has been consolidated with the case of Ark-La-Miss Laborers Welfare Fund.

   Steamfitters Local Union No. 420 Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed August 21, 1997).

   Construction Laborers of Greater St. Louis Welfare Fund, et al. v. Philip Morris, Inc., et al. (filed in Circuit Court, City of St. Louis, Missouri, removed to U.S. District Court, Eastern District, Missouri, filed September 2, 1997).

   Southeast Florida Laborers District Council Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, Florida, filed September 11, 1997).

   West Virginia--Ohio Valley Area International Brotherhood of Electrical Workers Welfare Fund v. The American Tobacco Company, et al. (filed in Circuit Court, Kanawha County, West Virginia, removed to U.S. District Court, West Virginia, filed September 11, 1997).

   Teamsters Union No. 142, Health and Welfare Trust Fund and Sheet Metal Workers Local Union No. 20 Welfare and Benefit Fund and its trustees on behalf of itself and all other similarly situated v. Philip Morris Incorporated, et al. (filed in Circuit Court, St. Joseph County, Indiana, removed to U.S. District Court, Northern District, Indiana, filed September 12, 1997).

   Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 16, 1997).

   Puerto Rican ILGWU Health & Welfare Fund v. Philip Morris Inc., et al. (Supreme Court, New York County, New York, filed September 17, 1997). To date, none of the defendants have received service of process.

   New Jersey Carpenters Health Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, New Jersey, filed September 25, 1997).

   New Mexico and West Texas Multi-Craft Health and Welfare Trust Fund, et al.
   v. Philip Morris, Inc., et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed October 10, 1997). To date, none of the defendants have received service of process.

   Central States Joint Board Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (Circuit Court, Cook County, Illinois, filed October 20, 1997). To date, Lorillard has not received service of process.

   International Brotherhood of Teamsters Local 734 v. Philip Morris, Inc., et al. (Circuit Court, Cook County, Illinois, filed October 20, 1997). To date, Lorillard has not received service of process.

   Texas Carpenters Health Benefit Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Texas, filed October 31, 1997). To date, Lorillard has not received service of process.

   CONTRIBUTION CLAIMS - Asbestos companies have filed suit against cigarette manufacturers in three cases seeking damages or contribution and/or indemnity. Raymark Industries, Inc. has filed two suits, one in the Circuit Court of Duval County, Florida (subsequently removed to the U.S. District Court for the Northern District of Florida) and in the U.S. District Court for the Northern District of Georgia. Raymark Industries, Inc. seeks payment of asbestos claims in amounts specified to be in excess of $400 in each complaint. The Company and Lorillard have been served in the Florida case. To date, neither the Company nor Lorillard have received service of process in the Georgia action. Asbestos companies Fibreboard Corporation and Owens Corning jointly filed suit in the Superior Court of Alameda County, California. Plaintiffs seek unspecified amounts in actual damages and punitive damages. The Company is not named as a defendant in the action filed by Fibreboard Corporation and Owens Corning. To date, none of the defendants have received service of process.

   FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Fifteen such cases are pending in federal and state courts against Lorillard. Allegations of liability against Lorillard include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10.0 in compensatory damages and $100.0 in punitive damages. In the one case of this type that has been tried during 1997, the jury returned a verdict in favor of Lorillard. Trials were held in three cases of this type during 1996. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay the amount of $.14, although the award subsequently was reduced to $.07. Lorillard has noticed an appeal to the California Court of Appeals. Trials were held in three cases of this type during 1995. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict requires Lorillard to pay an amount between $1.8 and $2.0 in actual and punitive damages. The precise amount to be paid by Lorillard will be determined at a later date if the verdict withstands review by appellate courts. The California Court of Appeals affirmed the judgment in favor of the plaintiffs. The California Supreme Court declined to accept review of the appeal requested by Lorillard and Hollingsworth & Vose.

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

   DOCUMENT DISCOVERY ISSUES - Plaintiffs in a number of the cases pending against the tobacco industry, including cases against Lorillard and the Company, have challenged the claims of attorney-client and joint-defense privilege made by defendants as to documents sought by plaintiffs in the course of discovery. These challenges include, among other things, allegations that privileged documents are subject to the so-called crime/fraud exception, which negates the privilege as to documents found to have been prepared in furtherance of a crime or fraud. Pursuant to the Liggett Settlement described above, Liggett has submitted numerous documents from its files to courts and defendants in several of the Reimbursement

   Cases and in other cases as well. Liggett has also served descriptive logs of such documents on counsel for plaintiffs and defendants in those cases. Defendants have reviewed the Liggett logs and the Liggett documents to determine which Liggett documents are subject to a joint-defense privilege claim by other defendants. Plaintiffs in several of these cases have sought court review of such Liggett documents as to which other defendants claim a joint-defense privilege, and documents from the files of other defendants as to which a privilege is claimed, to determine the applicability of the privilege and crime/fraud exception to such documents.

   In the case of Butler v. Philip Morris, Inc., et al., a Conventional Product Liability Case, Liggett has, by order of the court, submitted documents in its possession that are subject to claims of joint-defense privilege or other protection from discovery, for in camera review and determination by the court as to the validity of such claims. In addition, a Special Master in the Butler case has reviewed documents for which defendants claim privilege and which relate to Special Projects of the Council for Tobacco Research to determine the validity of the claims of privilege and the applicability of the crime/fraud exception to such documents. The Special Master has filed conclusions under seal, which will be considered by the court before an order on the issue is entered. The court issued an order denying defendants' objections to the Special Master's Report and Recommendation. Butler is a conventional product liability case pending in a state court in Mississippi alleging injury to an individual from exposure to environmental tobacco smoke. The Company and Lorillard are defendants in this case. Trial in this case is scheduled to begin on June 8, 1998.

   In the State of Florida v. The American Tobacco Company, et al., a Reimbursement Case, on April 14, 1997, the court issued an order finding that eight documents in an initial set of 13 documents submitted to it by Liggett and to which other defendants claim a joint-defense privilege, were subject to the crime/fraud exception, and therefore should be produced to plaintiffs. Defendants in that case have appealed that ruling to the Fourth District Court of Appeals. The Court of Appeals has entered orders affirming the trial court's ruling and denying defendants' motion for reconsideration or, in the alternative, for certification of the order to the Florida Supreme Court. Accordingly, those eight documents have been released to the public and have received substantial media attention. Additional documents from the files of Liggett, and other defendants, have been found to be non-privileged or subject to the crime/fraud exception. Appeals of such rulings were pending before the Court of Appeal.

   In State of Minnesota v. Philip Morris Incorporated, et al., a Reimbursement Case, the district court issued an order on May 9, 1997, ordering that documents provided to the court by Liggett, and as to which other defendants claim a joint-defense privilege, be reviewed by a Special Master to determine the validity of the privilege claims as to them, and whether the crime/fraud exception applies to those documents. In addition, the court ordered that the Special Master determine the applicability of the crime/fraud exception to all documents to which defendants claim the attorney-client or joint-defense privilege. The court ordered that the approximately 220,000 documents be divided into several categories and considered by category and not individually. The Special Master issued a Report and Recommendation that many of the Liggett documents are subject to the "crime-fraud" exception, including documents relating to the Council for Tobacco Research "Special Projects," special accounts and tobacco industry consultants. The Special Master also recommended that documents regarding youth advertising and press releases, company statements and company positions are not privileged in the first instance. The court has heard argument on defendants' exceptions to the Special Master's Report and Recommendation and took the matter under advisement. The Special Master convened hearings on October 15-18, 1997 as to whether documents produced by defendants other than Liggett are privileged and, if so, whether they are subject to the crime-fraud exception to any asserted privileges. The Special Master took the matter under advisement.

   In State of Kansas v. R.J. Reynolds Tobacco Company, et al., a Reimbursement Case, the district court issued an order on October 15, 1997 directing that approximately 2,500 documents produced by Liggett be released to the plaintiff. The remaining defendants had contended that the documents were barred from disclosure due to the joint defense privilege, but the court ruled that the common law, joint defense privilege is not recognized in Kansas. Defendants have asked the court to alter or amend the October 15, 1997 order, or to stay its implementation.

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

   Lorillard believes that it has a number of defenses to pending cases, in addition to defenses based on preemption described above, and Lorillard will continue to maintain a vigorous defense in all such litigation. These defenses, where applicable, include, among others, statutes of limitations or repose, assumption of the risk, comparative fault, the lack of proximate causation, and the lack of any defect in the product alleged by a plaintiff. Lorillard believes that some or all of these defenses may, in many of the pending or anticipated cases, be found by a jury or court to bar recovery by a plaintiff. Application of various defenses, including those based on preemption, are likely to be the subject of further legal proceedings in the Class Action cases and in the Reimbursement Cases.

   PROPOSED RESOLUTION OF CERTAIN REGULATORY AND LITIGATION ISSUES

   On June 20, 1997, together with other companies in the United States tobacco industry, Lorillard entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings incorporating the features described in the proposed resolution attached to the Memorandum of Understanding (together, the "Resolution"). The Resolution can be implemented only by federal legislation. If enacted into law, the legislation would resolve many of the regulatory and litigation issues affecting the United States tobacco industry thereby reducing uncertainties facing the industry.

   The Resolution is the subject of continuing review and comment by the White House, the Congress, the public health community and other interested parties. The White House and certain members of the public health community have expressed concern with certain aspects of the Resolution and certain members of Congress have offered or indicated that they may offer alternative legislation. There can be no assurance that federal legislation in the form of the Resolution will be enacted, that it will be enacted without modification that is materially adverse to Lorillard, that any modification would be acceptable to Lorillard or that, if enacted, the legislation would not face legal challenges. If such a comprehensive resolution were to be implemented, the Company believes that its consolidated results of operations and financial position would be materially adversely affected. The degree of the adverse impact would depend, among other things, on the final form of implementing federal legislation, the rates of decline in United States cigarette sales in the premium and discount segments and Lorillard's share of the domestic premium and discount cigarette segments. Moreover, the negotiation and signing of the Resolution could affect other federal, state and local regulation of the United States tobacco industry.

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

   However, the Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. On July 2 and August 25, 1997, together with other companies in the United States tobacco industry, Lorillard entered into Memoranda of Understanding with the States of Mississippi and Florida, respectively, with respect to those states' health care cost recovery actions. See Mississippi Settlement and Florida Settlement discussed below. Lorillard may enter into discussions with certain other states with health care cost recovery actions scheduled to be tried this year with regard to the postponement or settlement of such actions pending the enactment of the legislation contemplated by the Resolution. No assurance can be given whether a postponement or settlement will be achieved, or, if achieved, as to the terms thereof. The Resolution would not affect any smoking and health class action or any health care cost recovery action that is reduced to final judgment before implementing federal legislation is effective.

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

   SETTLEMENTS OF REIMBURSEMENT CASES - Together with other companies in the United States tobacco industry, Lorillard has entered into memoranda of understanding with the State of Mississippi and the State of Florida setting forth the principal terms and conditions of agreements in principal to settle and resolve with finality many or all of these present and future claims in the reimbursement cases brought against the industry by those States. These settlements resulted in a pre-tax charge to earnings of $79.0 in the third quarter of 1997. In addition, a settlement was reached in the Broin case resulting in a pre-tax charge to earnings of $30.3 in the third quarter of 1997 (see "Broin v. Philip Morris Companies, Inc. et al." above).

   MISSISSIPPI - The memorandum of understanding with the State of Mississippi

   (the "Mississippi Settlement") was entered into on July 2, 1997 and a settlement agreement between the parties was signed on October 17, 1997. Under that agreement, the parties agree to petition the Chancery Court of Jackson County, Mississippi to adjourn all further proceedings in contemplation of their final resolution and termination pursuant to the Mississippi Settlement and the settlement agreement contemplated thereby. Under the Mississippi Settlement the parties agree that the settlement agreement will include the terms summarized below.

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

   As a result of a provision contained in the Memorandum of Understanding with the State of Mississippi and in the Settlement Agreement between the parties signed on October 17, 1997, the State of Mississippi is entitled to receive its pro-rata share of payments made to the State of Florida (see "Florida" below) to support a Pilot Program by the State to reduce the use of tobacco products by persons under the age of 18 years. A payment of $61.8 was made by the settling defendants on October 20, 1997 for this Pilot Program; Lorillard's share of this payment was $5.4 based on its relative share of the industry's volume of domestic cigarette sales. The settling defendants also agreed to discontinue all tobacco product billboards, transit and stadium advertisements in Mississippi, as they had agreed to do under the Florida settlement.

   FLORIDA - The memorandum of understanding with the State of Florida (the "Florida Settlement") was entered into on August 25, 1997. On that same date, the Circuit Court presiding over the Florida action entered an Order Approving And Adopting Settlement Agreement As An Enforceable Order With the Court. Under the Florida Settlement, the parties agree to dismiss all claims for monetary damages asserted in the Florida litigation. The claims for non-economic relief are not dismissed and the parties agree that the court retains jurisdiction over Florida's claims for non-economic injunctive relief. Trial on remaining non-economic relief claims will proceed only if the Resolution or a substantially equivalent federal program is not enacted by June 1, 1998. If the Resolution or substantially equivalent federal program is not enacted by June 1, 1998, the parties may, with the court's permission, commence any appropriate pre-trial proceedings relevant to the trial of the claims for non-economic relief. The court has set a trial date on the remaining non-economic claims for September 8, 1998. If the Resolution or substantially equivalent federal program is enacted, the remaining claims shall be dismissed with prejudice. The terms of the Florida Settlement are consistent with the terms of the Resolution and are summarized below.

   The settling defendants agree to discontinue all billboards and transit advertisements of tobacco products in Florida; to support legislative initiatives to enact new laws and administrative initiatives to promulgate new rules intended to effectuate the prohibition of the sale of cigarettes in vending machines (except in adult only locations and facilities); to strengthen the civil penalties for the sales of tobacco products to children under the age of 18; and to strengthen the civil penalties for possession of tobacco products by children under the age of 18.

   The settling defendants, on September 15, 1997, deposited $550 into an escrow account for the benefit of the State of Florida. This payment represents Florida's good faith estimate of that State's share of the $10,000 initial payment contemplated under the Resolution. This amount was allocated among the settling defendants in accordance with their relative market capitalization, which resulted in a payment by Lorillard of approximately $40. In addition, on September 15, 1997 the Settling Defendants also paid a sum of $200 into an escrow agreement to support a pilot program by the State of Florida. The pilot program is to be aimed at reducing the use of tobacco products by persons under the age of 18. The pilot program is to last two years and Florida may only spend $100 per each twelve month period. These amounts were allocated among the Settling Defendants in accordance with their relative volume of domestic cigarettes sales, which resulted in a payment by Lorillard of approximately $17.4 on September 15, 1997.

   Beginning September 15, 1998, the Settling Defendants will pay into an escrow account, for the benefit of Florida, the respective pro rata share of 5.5% of that portion of the annual industry payments under the Resolution. The payments, which will be adjusted upward by the greater of 3% or the consumer price index applied each year on the previous year, beginning with the first annual payment could result in payments by the Settling Defendants to Florida of $220 with respect to 1998, $247.5 with respect to 1999, $275 with respect to year 2000, $357.5 with respect to years 2001 and 2002, and $440 with respect to year 2003 and could continue at that level thereafter. Such payments will be decreased or increased, as the case may be, in accordance with decreases or increases in volume of domestic tobacco product volume sales as provided in the Resolution. Notwithstanding the foregoing calculations, on September 15, 1998, the Settling Defendants shall pay $220 without adjustment. Each of these payments will be allocated among the Settling Defendants in accordance with their relative volume of domestic cigarette sales.

   If legislation implementing the Resolution or its substantial equivalent is enacted, the Florida Settlement Agreement will remain in place, but the terms of the federal legislation will supersede the Florida Settlement Agreement except for the pilot program. The foregoing payment amounts will be adjusted such that Florida would receive the same payment as it would receive under the Resolution or its substantial equivalent. A similar provision is made in the event of multiple settlements of non-federal governmental health care cost recovery actions, provided that Florida is entitled to treatment at least as relatively favorable as such other non-federal governmental entities. If the Resolution is not implemented, then the Settlement Agreement will remain in place as negotiated with the State of Florida.

   On September 30, 1997, the Settling Defendants paid to the attorney general of Florida $10 for costs and expenses attributable to the litigation. The Settling Defendants also paid $12 into the escrow account for the benefit of the State of Florida's private counsel for their costs and expenses. The settling defendants, after appropriate documentation, shall pay the amount of costs and expenses in excess above the $22 previously paid or shall receive a refund or credit if the total costs and expenses are less than $22. The settling defendants also agree to pay, separately and apart from the foregoing, reasonable attorneys fees to private counsel. If the Resolution or substantially equivalent federal program is enacted, the amount of such fees will be set by a panel of independent arbitrators subject to an appropriate annual cap on all such payments. In the event the Resolution or substantial equivalent is not enacted, fees for plaintiff's attorneys in Florida will be awarded, subject to the appropriate annual cap, by three independent arbitrators selected by the parties.

   A dispute has arisen between the State of Florida and some of its private counsel regarding the payment of attorneys fees. The private attorneys are dissatisfied with the attorney fee provisions under the Florida Settlement and have filed attorneys liens seeking to enforce a contingency fee contract they claim to have with the State of Florida. The Circuit Court has quashed the charging liens and directed the parties and their counsel to comply with the provisions for obtaining reasonable attorneys' fees in the Florida Settlement.

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

7. On September 30, 1997, a subsidiary of CNA merged with Capsure Holdings Corp. to form a new company, CNA Surety Corporation. CNA owns approximately 62% of the outstanding shares on a fully diluted basis. As a result of this transaction, the Company recognized a gain of $88.8 from issuance of its subsidiary's common stock.

8. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996 and the results of operations for the three and nine months and changes in cash flows for the nine months ended September 30, 1997 and 1996, respectively.

   Results of operations for the third quarter and the first nine months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------


Liquidity and Capital Resources:
-------------------------------

Insurance
---------

  Property and casualty and life insurance operations are wholly owned subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 84% owned subsidiary of the Company--

  For the first nine months of 1997, statutory surplus of the property and casualty insurance subsidiaries increased $435.0 million to $6.8 billion. The statutory surplus of the life insurance subsidiaries remained at approximately $1.2 billion, when compared to December 31, 1996.

  The liquidity requirements of CNA have been met primarily by funds generated from operations. The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums, investment income, and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  CNA's operating activities generated net negative cash flows of approximately $359.2 and $65.0 million for the nine months ended September 30, 1997 and 1996, respectively. Negative cash flows in 1997 are primarily the result of substantial claim payments resulting from the settlement of the Fibreboard litigation. CNA believes that future liquidity needs will be met primarily by cash generated from operations.

  Net cash flows from operations are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

  CNA and the insurance industry are exposed to liability for environmental pollution, primarily related to toxic waste site clean-up. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further discussion of environmental pollution exposures.

Cigarettes
----------

  Lorillard, Inc. and subsidiaries ("Lorillard")--

  Lorillard and other cigarette manufacturers continue to be confronted with an increasing level of litigation and regulatory issues.

  The volume of lawsuits against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, "addiction" to smoking, or exposure to environmental tobacco smoke has increased substantially in 1997. See
Note 6 of the Notes to Consolidated Condensed Financial Statements. In a number of cases, the Company is named as a defendant. Tobacco litigation includes claims brought by individual plaintiffs and claims brought as class actions on behalf of a large number of individuals for damages allegedly caused by smoking; and claims brought on behalf of governmental entities, private citizens, or other organizations seeking reimbursement of health care costs allegedly incurred as a result of smoking. In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard. In the foregoing actions, plaintiffs claim substantial compensatory and punitive damages in amounts ranging into the billions of dollars.

  In the third quarter of 1997, Lorillard, together with other companies in the United States tobacco industry, reached agreements to settle certain tobacco related litigation. See "Settlements of Reimbursement Cases" and "Broin v. Philip Morris Companies, Inc. et al." in Note 6 of the Notes to Consolidated Condensed Financial Statements.

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

  The Memorandum of Understanding, and the proposed resolution (together, the "Resolution") resulted from negotiations with state attorneys general, representatives of the public health community and attorneys representing plaintiffs in certain smoking and health litigation. The Resolution contains certain regulatory and legislative provisions with which the industry does not necessarily agree, but which the industry has agreed to accept in the interest of achieving the Resolution. The Resolution can be implemented only by federal legislation. If enacted into law, the legislation would resolve many of the regulatory and litigation issues affecting the United States tobacco industry thereby reducing uncertainties facing the industry.

  The Resolution is the subject of continuing review and comment by the White House, Congress, the public health community and other interested parties. The White House and certain members of the public health community have expressed concern with certain aspects of the Resolution and certain members of Congress have offered or indicated that they may offer alternative legislation. There can be no assurance that federal legislation in the form of the Resolution will be enacted or that it will be enacted without modification that is materially adverse to Lorillard or that any modification would be acceptable to Lorillard or that, if enacted, the legislation would not face legal challenges. In any event, the Company believes implementation of the Resolution would materially adversely affect its consolidated results of operations and financial position. The degree of the adverse impact would depend, among other things, on the final form of implementing federal legislation, the rates of decline in United States cigarette sales in the premium and discount segments and Lorillard's share of the domestic premium and discount cigarette segments. Moreover, the negotiation and signing of the Resolution could affect other federal, state and local regulation of the United States tobacco industry.

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

Effects on Litigation

  If enacted, the federal legislation provided for in the Resolution would settle present state-wide Reimbursement Cases (or similar actions brought by or on behalf of any governmental entity), parens patriae and smoking and health class actions and all "addiction"/dependence claims and would bar similar actions from being maintained in the future. However, the Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. On July 2 and August 25, 1997, together with other companies in the United States tobacco industry, Lorillard entered into Memoranda of Understanding with the States of Mississippi and Florida, respectively, with respect to those states' health care cost recovery actions. Lorillard may enter into discussions with certain other states with Reimbursement Cases scheduled to be tried this year with regard to the postponement or settlement of such actions pending the enactment of the legislation contemplated by the Resolution. No assurance can be given whether a postponement or settlement will be achieved, or, if achieved, as to the terms thereof. The Resolution would not affect any smoking and health class action or any Reimbursement Case that is reduced to final judgment before implementing federal legislation is effective.

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

  See Note 6 of the Notes to Consolidated Condensed Financial Statements for information with respect to tobacco related litigation.

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

Offshore drilling
-----------------

  For the first nine months of 1997, Diamond Offshore's cash provided by operating activities amounted to $243.7 million, compared to $152.8 million in 1996. The significant improvement in operating cash flow reflects the current conditions in the offshore drilling industry, namely improved dayrates and an increasing number of term contracts for rigs in certain markets.

  Diamond Offshore expects to spend approximately $189.2 million during 1997 for rig upgrades, including approximately $162.5 million for expenditures in conjunction with the upgrades of three rigs for deep water drilling in the Gulf of Mexico. Diamond Offshore expended $152.4 million on these projects during the nine months ended September 30, 1997. In addition, Diamond Offshore expects to spend approximately $25.0 million for a cantilever conversion project on a jack-up rig, and approximately $15.0 million for leg strengthening and other modifications for another jack-up rig. Approximately $3.7 and $1.0 million has been expended through September 30, 1997 on these projects, respectively. Diamond Offshore has also budgeted $70.7 million for 1997 capital expenditures associated with its continuing rig enhancement program, spare equipment and other corporate requirements. During the first nine months of 1997, $53.0 million was expended on this program.

  Diamond Offshore recently entered into a letter of intent with a major oil company for a five-year commitment in the Gulf of Mexico, following conversion of an accommodation vessel to a drilling unit capable of operating in harsh environments and ultra-deep water. The preliminary estimate of conversion cost is approximately $190.0 million. The cash required to fund rig upgrades and Diamond Offshore's continuing rig enhancement program is anticipated to be provided by its operating cash flow, as well as available cash on hand.

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

Corporate
----------

  On September 16, 1997, the Company issued $1,150.0 million principal amount of 3 1/8% Exchangeable Subordinated Notes due 2007. See Note 4 of the Notes to Consolidated Condensed Financial Statements.

Investments:
-----------

Insurance
---------

  A summary of CNA's general account fixed maturity securities portfolio and short-term investments are as follows:


                                                                    Change in
                                         September 30, December 31, Unrealized
                                            1997         1996         Gains
                                         -------------------------------------
                                                      (In millions)
Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies .     $12,046.4     $ 9,835.3  $  58.7
  Asset-backed securities .............       4,762.9       6,292.3     68.8
  Tax exempt securities ...............       4,831.1       4,951.2     52.0
  Taxable .............................       6,528.4       6,641.8     24.5
                                            --------------------------------
       Total fixed maturity securities.      28,168.8      27,720.6    204.0
Stocks ................................         862.6         859.1      1.4
Short-term and other investments.......       7,847.9       6,830.7     40.2
Derivative security investments .......           3.3           2.0
                                            --------------------------------
       Total ..........................     $36,882.6     $35,412.4  $ 245.6
                                            ================================
Short-term investments:
  Commercial paper ....................     $ 2,446.1     $ 3,207.3
  Money markets .......................       1,528.3         746.0
  Security repurchase collateral ......       1,185.3         100.5
  Escrow ..............................       1,098.7       1,062.2
  Others ..............................         585.9         737.7
Other investments .....................       1,003.6         977.0
                                            -----------------------
       Total short-term and other
        investments ...................     $ 7,847.9     $ 6,830.7
                                            =======================

  CNA's general account investment portfolio is managed to maximize after tax investment return, while minimizing credit risks, with investments concentrated in high quality securities to support its insurance operations.

  CNA has the capacity to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, tax and credit considerations, or other similar factors. Accordingly, fixed maturity securities are classified as available for sale.

  CNA has a securities lending program where securities are loaned to third parties, primarily major brokerage firms. Borrowers of these securities must deposit 100% of the fair value of the securities if the collateral is cash, or 102% if the collateral is securities. Cash deposits from these transactions are invested in short-term investments (primarily commercial paper). CNA continues to receive the interest on loaned debt securities, as beneficial owner, and accordingly, loaned debt securities are included within fixed maturity securities. The liabilities for securities sold subject to repurchase agreements are recorded at their contractual repurchase amounts.

  In addition to interest rate swaps used to convert CNA's debt to acquire The Continental Insurance Company from a variable rate to a fixed rate, CNA holds derivative financial instruments for purposes of enhancing income and total return. The derivative securities are marked-to-market with valuation changes reported as investment gains and losses. CNA's investment in, and risk in relation to, derivative securities are not significant.

  The general account portfolio consists primarily of high quality (BBB or higher) marketable fixed maturity securities, approximately 94% of which are rated as investment grade. At September 30, 1997, tax exempt securities and short-term investments, excluding collateral for securities sold under repurchase agreements, comprised approximately 13% and 15%, respectively, of the general account's total investment portfolio compared to 14% and 16%, respectively, at December 31, 1996. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. At September 30, 1997, the major components of the short-term investment portfolio consist primarily of high grade commercial paper and U.S. Treasury bills. Collateral for securities sold under repurchase agreements increased $1,084.8 million from December 31, 1996 to $1,185.3 million at September 30, 1997.

  As of September 30, 1997, the market value of CNA's general account investments in fixed maturities was $28.2 billion and was greater than amortized cost by approximately $385.0 million. This compares to a market value of $27.7 billion and $181.0 million of net unrealized investment gains at December 31, 1996. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at September 30, 1997, were $507.5 and $122.5 million, respectively, compared to $443.8 and $262.8 million, respectively, at December 31, 1996. The increase in unrealized investment gains is attributable, in large part, to decreases in interest rates which have a positive effect on bond values.

  Net unrealized investment gains on general account fixed maturities at September 30, 1997 include net unrealized investment losses on high yield securities of $25.3 million, compared to net unrealized investment gains of $41.0 million at December 31, 1996. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade (below BBB). Fair values of high yield securities in the general account were $1.8 billion at September 30, 1997 as compared to $2.0 billion at December 31, 1996.

  At September 30, 1997, total Separate Account business cash and investments amounted to approximately $5.9 billion with taxable fixed maturity securities representing approximately 83% of the Separate Accounts' portfolio. Approximately 75% of Separate Account investments are used to fund guaranteed investments for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $4.0 billion at September 30, 1997 compared to $3.8 billion at December 31, 1996. At September 30, 1997, fair value was greater than amortized cost by approximately $42.6 million. This compares to an unrealized loss of approximately $0.7 million at December 31, 1996. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at September 30, 1997 were $66.0 and $23.4 million, respectively, compared to $55.0 and $55.7 million, respectively, at December 31, 1996.

  The carrying value of high yield securities in the guaranteed investment portfolio was $543.4 million at September 30, 1997 and approximated market value, compared to $472.0 million at December 31, 1996. Net unrealized investment losses on such high yield securities were $6.0 million at December 31, 1996.

  High yield securities (below BBB) generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At September 30, 1997, CNA's investment in high yield bonds, including Separate Accounts, was approximately 4.0% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

  Included in CNA's fixed maturity securities at September 30, 1997 (general and guaranteed investment portfolios) are $7.3 billion of asset-backed securities, consisting of approximately 54.0% in collateralized mortgage obligations ("CMO's"), 9.0% in corporate asset-backed obligations, and 37.0% in U.S. government issued pass-through certificates. The majority of CMO's held are U.S. government agency issues, which are actively traded in liquid markets and are priced monthly by broker-dealers. At September 30, 1997, the fair value of asset-backed securities was more than amortized cost by approximately $90.7 million, compared to net unrealized investment losses of $5.0 million at December 31, 1996. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

  Over the last few years, much concern has been raised regarding the quality of insurance company invested assets. At September 30, 1997, 47.0% of the general account's fixed maturity securities portfolio was invested in U.S. government securities, 30.0% in other AAA rated securities and 12.0% in AA and A rated securities. CNA's guaranteed investment portfolio includes fixed maturity securities which are comprised of 2.0% U.S. government securities, 61.0% in other AAA rated securities and 13.0% in AA and A rated securities. These ratings are primarily from Standard and Poor's.

  CNA, its subsidiaries and Separate Accounts, invest from time to time in certain derivative financial instruments to increase investment returns and to reduce the impact of changes in interest rates on certain corporate borrowings. Financial instruments used for such purposes include interest rate swaps, put and call options, commitments to purchase securities, futures and forwards.

  The fair values associated with these instruments are generally affected by changes in interest rates and the stock market. The credit exposure associated with these instruments is generally limited to the unrealized fair value of the instruments and will vary based on changes in market prices. The risk of default depends on the creditworthiness of the counterparty to the instrument.

  The fair value of derivatives generally reflects the estimated amounts that CNA would receive or pay upon termination of the contracts at the reporting date. Dealer quotes are available for substantially all of CNA's derivatives. For securities not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle, or quoted market prices of comparable instruments.

  Unrealized investment gains and losses on derivative securities, except for the interest rate swaps associated with corporate borrowings, are reflected as part of investment gains and losses in the income statement. Unrealized gains or losses related to changes in the value of the interest rate swaps associated with corporate borrowings are not recognized.

  One Separate Account product is an indexed group annuity contract for institutional investors which guarantees the S&P 500 rate of return plus 25 basis points. Deposits are taken for a 3 year period with no payout until the end of the period. CNA hedges the contract liability by purchasing S&P 500 futures contracts in a notional amount equal to the original deposit and investing the remaining cash in a variety of short term strategies. The futures contracts are rolled quarterly, and the number of contracts is adjusted periodically to approximate the future liability to the customer. As of September 30, 1997, CNA held 1,303 S&P 500 futures contracts with a notional value of $622 million. This position hedged a liability to depositors in a nearly equal amount.

Other
-----

  Investment activities of non-insurance companies include investments in fixed maturities securities, equity securities, derivative instruments and short-term investments. Equity securities which are considered part of the Company's trading portfolio, and derivative instruments are marked-to-market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value with net unrealized losses of $7.9 and $22.4 million at September 30, 1997 and December 31, 1996, respectively.

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

Results of Operations:
----------------------

  Revenues decreased by $104.9 and $505.8 million, or 2.0% and 3.3%, and net income decreased by $191.0 and $635.4 million, or 49.2% and 55.9%, respectively, for the quarter and nine months ended September 30, 1997 as compared to the prior year. The following table sets forth the major sources of the Company's consolidated revenues and net income.


                                                           Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                        -----------------------------------------------------
                                                            1997          1996          1997         1996
                                                        -----------------------------------------------------
                                                                           (In millions)

Revenues (a):
  Property and casualty insurance .......                $3,286.7      $3,246.0        $ 9,618.7    $ 9,693.0
  Life insurance ........................                 1,029.8       1,012.5          3,059.4      2,993.1
  Cigarettes ............................                   648.9         594.2          1,769.7      1,671.3
  Hotels ................................                    57.3          52.7            164.3        148.4
  Offshore drilling .....................                   256.4         178.0            698.0        435.8
  Watches and clocks ....................                    34.4          34.7             92.3         84.2
  Investment income-net (non-insurance
   companies) ...........................                  (198.4)        106.3           (592.6)       300.6
  Other and eliminations-net ............                    (3.7)         (8.1)           (10.2)       (21.0)
                                                         ----------------------------------------------------
                                                         $5,111.4      $5,216.3        $14,799.6    $15,305.4
                                                         ====================================================

Net income (a):
  Property and casualty insurance .......                $  199.9      $  172.7        $   484.3    $   554.4
  Life insurance ........................                    45.8          38.3            122.9        133.2
  Cigarettes ............................                    72.4         124.3            275.4        315.4
  Hotels ................................                     6.6           3.4             15.7          5.1
  Offshore drilling .....................                    36.4          12.9             93.8         33.4
  Watches and clocks ....................                     3.0           3.8              5.7          5.1
  Investment income-net (non-insurance
   companies) ...........................                  (129.8)         67.8           (390.4)       192.9
  Corporate interest expense ............                   (17.2)        (18.2)           (49.6)       (53.0)
  Unallocated corporate expense and
   other-net ............................                   (19.5)        (16.4)           (57.1)       (50.4)
                                                         ----------------------------------------------------
                                                         $  197.6      $  388.6        $   500.7    $ 1,136.1
                                                         ====================================================

                                       Page 51

(a) Includes investment (losses) gains as follows:

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                          ----------------------------------------------------
                                                             1997          1996             1997         1996
                                                          ----------------------------------------------------

Revenues:
  Property and casualty insurance .......                 $ 192.6        $ 71.6          $ 338.6       $351.4
  Life insurance ........................                    48.1          32.6            120.6        134.6
  Investment income-net .................                  (239.2)         62.2           (724.3)       170.6
                                                          ----------------------------------------------------
                                                          $   1.5        $166.4          $(265.1)      $656.6
                                                          ====================================================

Net income:
  Property and casualty insurance .......                 $ 106.7        $ 44.0          $ 186.2       $195.7
  Life insurance ........................                    24.6          18.6             61.5         66.5
  Investment income-net .................                  (155.1)         40.0           (472.4)       110.9
                                                          ----------------------------------------------------
                                                          $ (23.8)       $102.6          $(224.7)      $373.1
                                                          ====================================================

Insurance
---------

  Property and casualty revenues, excluding investment gains, decreased by $80.3 and $61.5 million, or 2.5% and 0.7%, for the quarter and nine months ended September 30, 1997, as compared to the same period a year ago.

  Property and casualty premium revenues decreased by $104.0 and $90.5 million, or 4.0% and 1.2%, for the quarter and nine months ended September 30, 1997, from the prior year's comparable period. The decrease is due primarily to a reduction in premium in the involuntary risk business, primarily workers' compensation, of $70 and $285 million for the quarter and nine months ended September 30, 1997, compared with the same periods in the prior year. These reductions are a result of improved loss experience in the involuntary risk business. Net investment income decreased by $13.2 and $41.8 million, or 3.0% and 3.0%, for the quarter and nine months ended September 30, 1997, compared with the same periods in the prior year. The decrease reflects reduced operating cash flow and a movement to lower market yields. The fixed maturities segment of the investment portfolio yielded 6.3% in the nine months of 1997 compared with 6.6% for the same period a year ago.

  Life insurance revenues, excluding investment gains, increased by $1.8 and $80.3 million, or 0.2%,and 2.8%, as compared to the same period a year ago. Life premium revenues increased by $5.0 and $72.5 million, or 0.6% and 2.9%, for the quarter and nine months ended September 30, 1997. Individual life operations increased approximately $45.0 million due to continued growth in sales and renewal premiums in the Viaterm life product. Group life operations increased approximately $80 million with increases in the Federal Employees Health Benefit Program, group medical, and specialty risks. The increase in premiums for these products is primarily offset by a drop in group reinsurance premium. Life net investment income increased $2.6 and $10.5 million, or 2.6% and 3.6%, for the quarter and nine months ended September 30, 1997, compared to the same periods a year ago, due to a larger asset base generated from increased operating cash flows. The fixed maturities segment, which is the primary investment segment, of the life investment portfolio yielded 6.3% in the first nine months of 1997 compared with 6.7% for the same period a year ago.

  Property and casualty underwriting losses for the quarter and nine months

                                       Page 52

ended September 30, 1997 were $273.4 and $843.8 million, compared to $249.0 and $783.0 million for the same period in 1996. The GAAP combined ratio for the nine months ended September 30, 1997 was 108.9% as compared to 108.6% for the comparable period in 1996. GAAP expense ratios were 29.9% and 31.0% for the nine months ended September 30, 1997 and 1996, respectively. There was profitability improvement in the personal insurance lines, both in the private passenger and homeowner lines. However, continued competitive pressures on virtually all other segments of the insurance market, particularly in the commercial insurance market, resulted in continued deterioration of the loss ratio. Pre-tax catastrophe losses were approximately $78.5 million for the nine months ended September 30, 1997 as compared to $280.2 million in 1996.

  CNA, consistent with sound insurance reserving practices, regularly adjusts its reserve estimates in subsequent reporting periods as new facts and circumstances emerge that indicate the previous estimates need to be modified. These adjustments, referred to as "reserve development" are inevitable given the complexities of the reserving process and are recorded in the income statement in the period the need for the adjustments becomes apparent.

  Loss and loss adjustment expense reserve development for the nine months ended September 30, 1997 and 1996 was favorable and aggregated $297 and $142 million, respectively (including the effects of unfavorable reserve development for asbestos related claims - see Note 6 of the Notes to Consolidated Condensed Financial Statements). Favorable loss reserve development was partially offset by unfavorable premium development, which aggregated $165 and $21 million for the nine months ended September 30, 1997 and 1996, respectively. Loss reserve development for the nine months ended September 30, 1997 reflects continued favorable claim frequency (rate of claim occurrence) and severity (average cost per claim) experience, principally in the workers' compensation line of business as well as favorable experience in the surety line of business. In addition, involuntary risk exposures have developed to be less than previously anticipated, which reduced both premium and losses associated with the residual market pool participation, principally for workers' compensation. These trends reflect the positive effects of changes in workers' compensation laws, moderate increases in medical costs and a generally strong economy in which individuals return to the workplace more quickly.

  The components of CNA's investment gains are as follows:

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                            --------------------------------------------------
                                                                1997          1996          1997         1996
                                                            --------------------------------------------------
                                                                              (In millions)

Bonds:
  U.S. Government .......................                   $ 54.2        $(10.4)          $103.2       $102.0
  Tax exempt ............................                     23.8          64.2             26.0        109.0
  Asset-backed ..........................                      8.3           1.8             17.5         23.1
  Taxable ...............................                     18.2           4.0            102.2         13.5
                                                            --------------------------------------------------
     Total bonds ........................                    104.5          59.6            248.9        247.6
Stocks ..................................                     17.9          19.0             57.2        148.2
Derivative instruments ..................                      2.3           (.7)             1.6         11.3
Separate Accounts and other (1) .........                    112.3          31.4            167.3         80.0
                                                            --------------------------------------------------
     Total investment gains .............                   $237.0        $109.3           $475.0       $487.1
                                                            ==================================================

(1)   Includes $88.8 for the three and nine months ended September 30, 1997 from issuance of subsidiary's stock. See Note 7 of the Notes to Consolidated Condensed Financial Statements.

                                       Page 53


  CNA's primary property and casualty subsidiary, Continental Casualty Company, is party to litigation with Fibreboard Corporation involving coverage for certain asbestos-related claims and defense costs (see Note 6 of the Notes to Consolidated Condensed Financial Statements).

Cigarettes
----------

  Revenues increased by $54.7 and $98.4 million, or 9.2% and 5.9%, and net income decreased by $51.9 and $40.0 million, or 41.8% and 12.7%, respectively, for the quarter and nine months ended September 30, 1997 as compared to the corresponding periods of the prior year.

  The increase in revenues is primarily composed of an increase of approximately $32.9 and $50.5 million, or 5.6% and 3.1%, due to higher unit sales volume and an increase of approximately $21.0 and $52.8 million, or 3.6% and 3.2%, reflecting higher average unit prices for the quarter and nine months ended September 30, 1997, respectively, as compared to the prior year. These increases were partially offset by lower investment income for the nine months ended September 30, 1997. Net income decreased by $67.0 million for the quarter and nine months ended September 30, 1997 as a result of the settlement of tobacco litigation in Mississippi and Florida. In addition, net income declined due to increased legal expenses, partially offset by the improved revenues.

  Virtually all of Lorillard's sales are in the full price brand category. Discount brand sales have decreased from an average of 37% of industry sales during 1993 to an average of 28% during 1996. At September 30, 1997, they represented 27.2% of industry sales.

Hotels
------

  Revenues increased by $4.6 and $15.9 million, or 8.7% and 10.7%, and net income increased by $3.2 and $10.6 million for the quarter and nine months ended September 30, 1997, as compared to the prior year, due primarily to improved occupancy rates at the Loews Monte Carlo hotel, as well as higher average room rates at Loews Hotels New York properties.

Offshore drilling
-----------------

  Revenues increased by $78.4 and $262.2 million and net income increased by $23.5 and $60.4 million, respectively, for the quarter and nine months ended September 30, 1997, as compared to the prior year.

  Revenues from semisubmersible rigs increased by $71.7 and $225.6 million, or 40.3% and 51.8%, for the quarter and nine months ended September 30, 1997. These increases reflect additional revenues ($60.5 million for the nine months ended September 30, 1997) from eight semisubmersible rigs acquired through Arethusa, higher dayrates ($50.9 and $107.8 million) recognized by semisubmersible rigs located in the North Sea and the Gulf of Mexico, and increased utilization ($19.0 and $57.8 million) resulting primarily from the completion of major upgrades on three drilling rigs. Revenues from jackup rigs increased by $12.1 and $54.3 million, or 6.8% and 12.5%, due to additional rigs acquired through Arethusa ($13.0 million for the nine months ended September 30, 1997) and improvements in dayrates in the Gulf of Mexico ($13.9 and $42.8 million).

  Net income for the quarter and nine months ended September 30, 1997 increased due primarily to the higher revenues discussed above, partially offset by increased operating costs and depreciation expense related to the drilling rigs acquired from Arethusa, and an increased provision for minority interest as a result of the dilutive effect to the Company of Diamond Offshore's issuance of common stock in April 1996 and May 1997.

Watches and clocks
------------------

  Revenues decreased by $0.3 and increased $8.1 million and net income decreased by $0.8 and increased $0.6 million, respectively, for the quarter and nine months ended September 30, 1997 as compared to the prior year.

  Revenues decreased for the quarter ended September 30, 1997 due primarily to a credit of $0.4 million recorded in the third quarter of 1996 related to an adjustment of employee benefit liabilities. Revenues also declined as a result of lower watch sales volume, partially offset by increased watch unit prices. Revenues increased for the nine months ended September 30, 1997 due primarily to increased watch unit prices and sales volume, partially offset by the $0.4 million credit recorded in the prior year.

  Net income decreased for the quarter ended September 30, 1997 due primarily to credits amounting to $1.1 million recorded in the third quarter of 1996 related to employee benefits adjustments. In addition watch unit sales volume declined, partially offset by an improved product sales mix. Net income increased for the nine months ended September 30, 1997 due primarily to the increased revenues discussed above, partially offset by the credits recorded in 1996 and higher brand support advertising in 1997.

Other
-----

  Revenues decreased by $300.3 and $882.4 million and net loss increased by $199.7 and $586.6 million, respectively, for the quarter and nine months ended September 30, 1997 as compared to the prior year.

  The components of investment (losses) gains included in Investment income-net are as follows:


                                         Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                            1997     1996       1997     1996
                                         -------------------------------------
                                                    (In millions)

Revenues:
  Derivative instruments (1) ............ $(187.7) $ 39.7     $(568.4) $(63.2)
  Gain on issuance of subsidiary's stock                         29.1   186.6
  Equity securities, including short
   positions ............................   (46.1)    1.1      (195.4)   16.7
  Other .................................    (5.4)   21.4        10.4    30.5
                                          -----------------------------------
                                           (239.2)   62.2      (724.3)  170.6
Income tax benefit (expense) ............    83.8   (21.6)      253.5   (59.5)
Minority interest .......................      .3     (.6)       (1.6)    (.2)
                                          -----------------------------------

     Net (loss) income .................. $(155.1) $ 40.0     $(472.4) $110.9
                                          ===================================

  (1) Includes losses on equity index futures and options aggregating $202.5, $9.2, $588.7 and $119.3 for the quarter and nine months ended September 30, 1997 and 1996, respectively. The Company has continued to maintain these positions and, since September 30, 1997, has experienced positive investment results from its open contracts on these equity index positions.

  Exclusive of securities transactions, revenues increased $1.1 and $12.5 million, or 3.1% and 11.5%, for the quarter and nine months ended September 30, 1997 due primarily to increased investment interest income. Net loss increased by $4.6 and $3.3 million for the quarter and nine months ended September 30, 1997 due primarily to a lower allocation of parent company charges, partially offset by increased investment income and lower corporate interest expense.

Accounting Standards
--------------------

  In January 1997, the Securities and Exchange Commission expanded existing disclosure requirements with respect to certain derivative instruments. The new rules require enhanced descriptions in the accounting policies footnote to the financial statements and also require qualitative and quantitative disclosure outside the financial statements regarding market risk related to derivative instruments. The rules are effective for fiscal years ended after June 15, 1997 and will not have a significant impact on the Company.

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

Forward-Looking Information
---------------------------

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

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

   (a) Exhibits--

       (3.01) By-Laws

         (27) Financial Data Schedule for the nine months ended September 30, 1997.

   (b) Current reports on Form 8-K--

  The Company filed a report on Form 8-K on August 25, 1997 stating that together with other companies in the United States tobacco industry, the Company's subsidiary, Lorillard Tobacco Company, entered into a Settlement Agreement with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products.

  The Company filed a report on Form 8-K on September 16, 1997 stating it had entered an agreement to sell $1,000,000,000 principal amount of its 3 1/8% exchangeable subordinated notes due September 15, 2007 and granted a 30-day option to the underwriters to purchase up to an additional $150,000,000 principal amount of the notes to cover over-allotments.

  The Company also filed a report on Form 8-K on September 19, 1997 stating that it had completed the sale of $1,150,000,000 principal amount of its 3 1/8% exchangeable subordinated notes due September 15, 2007.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: November 14, 1997                         By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)