Form 10-K405
period 1997-12-31
LOEWS CORP
filed 1998-03-31
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

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

                                 (212) 521-2000
              (Registrant's telephone number, including area code)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                         No
                      --------                        --------

  As at March 13, 1998, 115,000,000 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $7,729,582,000.

                      Documents Incorporated by Reference:

  Portions of the Loews Corporation Notice of Annual Meeting of Stockholders and Proxy Statement dated March 26, 1998 are incorporated by reference into Part
III. (Registrant intends to file a definitive proxy statement with the Commission prior to April 30, 1998.)

================================================================================

                                LOEWS CORPORATION

                             INDEX TO ANNUAL REPORT ON
                              FORM 10-K FILED WITH THE
                         SECURITIES AND EXCHANGE COMMISSION

                        For the Year Ended December 31, 1997

Item                                                                        Page
 No.                                PART I                                   No.
----                                                                        ----
  1   BUSINESS ............................................................    3
        CNA Financial Corporation .........................................    3
        Lorillard, Inc. ...................................................   13
        Loews Hotels Holding Corporation ..................................   24
        Diamond Offshore Drilling, Inc. ...................................   25
        Bulova Corporation ................................................   28
        Other Interests ...................................................   28
  2   PROPERTIES ..........................................................   29
  3   LEGAL PROCEEDINGS ...................................................   29
  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................   46
      EXECUTIVE OFFICERS OF THE REGISTRANT ................................   46

                                    PART II

  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS ............................................................   46
  6   SELECTED FINANCIAL DATA .............................................   47
  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS ..............................................   48
  7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........   71
  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................   74
  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE ...............................................  116

                                    PART III

        Information called for by Part III has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy
      Statement pursuant to Regulation 14A.

                                    PART IV

 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .....  116


                                    PART I

Item 1. Business.

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 84% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 50.3% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary).

  Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  Information relating to the major business segments from which the Company's consolidated revenues and income are derived is contained in Note 19 of the Notes to Consolidated Financial Statements, included in Item 8.

                            CNA FINANCIAL CORPORATION

  CNA Financial Corporation ("CNA") was incorporated in 1967 as the parent company of Continental Casualty Company ("CCC"), incorporated in 1897, and Continental Assurance Company ("CAC") incorporated in 1911. In 1975, CAC became a wholly owned subsidiary of CCC. On May 10, 1995, CNA acquired all the outstanding common stock of The Continental Corporation ("CIC") and it became a wholly owned subsidiary of CNA. CIC, a New York corporation incorporated in 1968, is an insurance holding company. Its principal subsidiary, The Continental Insurance Company, was organized in 1853. The principal business of CIC is the ownership of a group of property/casualty insurance companies.

  CNA is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA. CNA's property/casualty insurance operations are conducted by CCC and its affiliates, and CIC and its affiliates. Life insurance operations are conducted by CAC and its life insurance affiliates. CNA's principal business is insurance conducted through its insurance subsidiaries. As multiple-line insurers, CNA underwrites property, casualty, life, and accident and health coverages as well as pension products and annuities. CNA's principal market for insurance products is the United States. CNA accounted for 84.79%, 83.33%, and 78.75% of the Company's consolidated total revenue for the years ended December 31, 1997, 1996 and 1995, respectively.

  The following provides information regarding CNA's property/casualty insurance and life insurance operations.

                            PROPERTY/CASUALTY INSURANCE

  CNA's property/casualty group is comprised of commercial business, personal lines of insurance, involuntary risks and other related businesses.

  Customers of the commercial business include large national corporations, small- and medium-sized businesses, groups and associations, and professionals. Coverages are written primarily through traditional insurance contracts under which risk is transferred to the insurer. Many large commercial account policies are written under retrospectively-rated contracts which are experience-rated. Premiums for such contracts may be adjusted, subject to limitations set by contract, based on loss experience of the insureds. Other experience-rated policies include provisions for dividends based on loss experience. Experience-rated contracts reduce but do not eliminate risk to the insurer. Commercial lines also includes reinsurance assumed from other insurance companies and certain group accident and health insurance coverages.

  Commercial business includes such lines as workers' compensation, general liability and commercial automobile, professional and specialty, multiple peril, and accident and health coverages as well as reinsurance. Professional and specialty coverages include liability coverage for architects and engineers, lawyers, accountants, medical and dental professionals; directors and officers liability; and other specialized coverages. The major components of CNA's property/casualty commercial business are professional and specialty coverages, general liability and commercial automobile, and workers' compensation, which accounted for 17%, 17% and 16%, respectively, of 1997 premiums earned.

  The property/casualty group markets personal lines of insurance, primarily automobile and homeowners coverages sold to individuals under monoline and package policies.

  CNA is required by the various states in which it does business to provide coverage for risks that would not otherwise be considered under CNA's underwriting standards. CNA's share of involuntary risks is mandatory and generally a function of its share of the voluntary market by line of insurance in each state. Involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers, and other similar charges.

  The property/casualty group also provides other related services including loss control, policy administration and claim administration services under service contracts for fees. Such services are provided primarily in the workers' compensation market.

  The following table sets forth supplemental data on a GAAP basis, except where indicated, for the property/casualty business:

Year Ended December 31                         1997          1996
1995(a)
--------------------------------------------------------------------------------
(In millions of dollars)

Commercial Premiums Earned:
  Professional and specialty .........    $ 1,688.0     $ 1,845.0     $ 1,558.0
  General liability and commercial
   automobile ........................      1,682.0       1,754.0       1,649.0
  Workers' compensation ..............      1,845.0       1,543.0       1,476.0
  Reinsurance and other ..............      1,083.0       1,189.0         974.0
  Multiple peril .....................      1,058.0       1,047.0         870.0
  Accident and health ................      1,062.0         919.0         699.0
--------------------------------------------------------------------------------
                                          $ 8,418.0     $ 8,297.0     $ 7,226.0
================================================================================

Personal Premiums Earned:

  Personal lines packages ............    $ 1,085.0     $ 1,063.0     $   782.0
  Monoline automobile and property
   coverages .........................        440.0         367.0         325.0
  Accident and health ................        126.0         106.0         108.0
--------------------------------------------------------------------------------
                                          $ 1,651.0     $ 1,536.0     $ 1,215.0
================================================================================

Involuntary Risks Premiums Earned (b):
  Workers' compensation ..............    $  (249.0)    $   198.0     $   178.0
  Private passenger automobile .......         66.0          58.0          80.0
  Commercial automobile ..............         25.0          36.0          20.0
  Property and multiple peril ........         16.0           2.0           6.0
--------------------------------------------------------------------------------
                                          $  (142.0)    $   294.0     $   284.0
================================================================================

Net Investment and Other Income:
  Commercial .........................    $ 2,172.0     $ 2,074.0     $ 1,713.0
  Personal ...........................        209.0         222.0         231.0
  Involuntary risks ..................         43.0          94.0         104.0
--------------------------------------------------------------------------------
                                          $ 2,424.0     $ 2,390.0     $ 2,048.0
================================================================================

Underwriting (Loss) Income:
  Commercial .........................    $(1,421.0)    $  (853.0)    $  (921.0)
  Personal ...........................        124.0        (184.0)       (102.0)
  Involuntary risks ..................        135.0        (106.0)        (99.0)
--------------------------------------------------------------------------------
                                          $(1,162.0)    $(1,143.0)    $(1,122.0)
================================================================================

Trade Ratios-GAAP basis (c):
  Loss ratio  ........................         77.1%         76.4%         77.9%
  Expense ratio ......................         31.3%         30.9%         29.4%
  Combined ratio (before policyholder
   dividends) ........................        108.4%        107.3%        107.3%
  Policyholder dividend ratio ........           .5%          1.6%          3.0%

Trade Ratios-Statutory basis (c):
  Loss ratio .........................         77.5%         76.8%         78.6%
  Expense ratio ......................         30.7%         30.6%         29.2%
  Combined ratio (before policyholder
   dividends) ........................        108.2%        107.4%        107.8%
  Policyholder dividend ratio ........           .8%          1.4%          2.1%

Other Data-Statutory basis (d):
  Capital and surplus ................     $7,123.0      $6,349.0      $5,696.0
  Written to surplus ratio ...........          1.4           1.6           1.7

----------------
  (a) Premiums earned, net investment income and underwriting loss includes the results of CIC since May 10, 1995.

  (b) Property/casualty involuntary risks include mandatory participation in residual markets, statutory assessments for insolvencies of other insurers and other similar charges.

  (c) GAAP trade ratios in 1995 reflect the results of CCC and its property/casualty insurance subsidiaries for the entire year, along with the results of CIC since May 10, 1995. Statutory trade ratios reflect the results of CCC, and its property/casualty insurance subsidiaries and CIC since January 1, 1995. Trade ratios are industry measures of property/casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. Under generally accepted accounting principles, the expense ratio is the percentage of underwriting expenses, including the change in deferred acquisition costs, to premiums earned. Under statutory accounting principles, the expense ratio is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio is the sum of the loss and expense ratios. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

  (d) Other data is determined on the statutory basis of accounting. In addition, dividends of $175.0, $545.0 and $325.0 million were paid to CNA by CCC in 1997, 1996 and 1995, respectively. Property/casualty insurance subsidiaries have received, or will receive, reimbursement from CNA for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses of $199.0, $195.0 and $197.0 million in 1997, 1996 and 1995, respectively.

  The following table displays the distribution of gross written premium:


Year Ended December 31                        1997         1996         1995
--------------------------------------------------------------------------------

New York ...............................       9.9%         9.3%        10.3%
California .............................       8.8          8.5          9.7
Texas ..................................       6.2          6.0          6.5
Pennsylvania ...........................       5.1          4.9          5.4
Florida ................................       4.8          4.2          4.1
Illinois ...............................       4.4          5.3          5.2
New Jersey .............................       4.3          4.1          4.6
All other states, countries or political
 subdivisions (a) ......................      48.0         46.8         44.4
Reinsurance assumed:
  Voluntary ............................       9.7          9.1          7.8
  Involuntary ..........................      (1.2)         1.8          2.0
--------------------------------------------------------------------------------
                                             100.0%       100.0%       100.0%
================================================================================
---------------
  (a) No other state, country or political subdivision accounts for more than
3.0% of gross written premium.

  The following loss reserve development table illustrates the change over time of reserves established for property/casualty claims and claims expense at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows reestimates of the original recorded reserve as of the end of each successive year which is the result of CNA's property/casualty insurance subsidiaries' expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

  The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

                                          Schedule of Property/Casualty Loss Reserve Development
--------------------------------------------------------------------------------------------------------------
Year Ended December 31     1987    1988   1989    1990    1991    1992   1993   1994    1995    1996     1997
                           (a)     (a)    (a)     (a)     (a)     (a)    (a)    (b)     (c)              (d)
--------------------------------------------------------------------------------------------------------------
(In millions of dollars)

Gross reserves for
 unpaid claim and
 claim expenses  ......        -       -       -  16,530  17,712  20,034 20,812 21,639  31,044 29,395   28,240
Ceded recoverable .....        -       -       -   3,440   3,297   2,867  2,491  2,705   6,089  5,660    4,995
--------------------------------------------------------------------------------------------------------------
Net reserves for
 unpaid claim and
 claim expenses .......    8,045   9,552  11,267  13,090  14,415  17,167 18,321 18,934  24,955 23,735   23,245
Net Paid (Cumulative)
 as of:
  One year later ......    1,763   2,040   2,670   3,285   3,411   3,706  3,629  3,656   6,510  5,851        -
  Two years later .....    2,961   3,622   4,724   5,623   6,024   6,354  6,143  7,087  10,485      -        -
  Three years later ...    4,031   4,977   6,294   7,490   7,946   8,121  8,764  9,195       -      -        -
  Four years later ....    5,007   6,078   7,534   8,845   9,218  10,241 10,318      -       -      -        -
  Five years later ....    5,801   6,960   8,485   9,726  10,950  11,461      -      -       -      -        -
  Six years later .....    6,476   7,682   9,108  11,207  11,951       -      -      -       -      -        -
  Seven years later ...    7,061   8,142  10,393  12,023       -       -      -      -       -      -        -
  Eight years later ...    7,426   9,303  11,086       -       -       -      -      -       -      -        -
  Nine years later ....    8,522   9,924       -       -       -       -      -      -       -      -        -
  Ten years later .....    9,097       -       -       -       -       -      -      -       -      -        -
Net Reserves
 Reestimated as of:
  End of initial year .    8,045   9,552  11,267  13,090  14,415  17,167 18,321 18,934  24,955 23,735   23,245
  One year later ......    8,086   9,737  11,336  12,984  16,032  17,757 18,250 18,922  24,864 23,479        -
  Two years later .....    8,345   9,781  11,371  14,693  16,810  17,728 18,125 18,500  24,294      -        -
  Three years later ...    8,424   9,796  13,098  15,737  16,944  17,823 17,868 18,008       -      -        -
  Four years later ....    8,516  11,471  14,118  15,977  17,376  17,765 17,511      -       -      -        -
  Five years later ....   10,196  12,496  14,396  16,440  17,329  17,560      -      -       -      -        -
  Six years later .....   11,239  12,742  14,811  16,430  17,293       -      -      -       -      -        -
  Seven years later ...   11,480  13,167  14,810  16,551       -       -      -      -       -      -        -
  Eight years later ...   11,898  13,174  14,995       -       -       -      -      -       -      -        -
  Nine years later ....   11,925  13,396       -       -       -       -      -      -       -      -        -
  Ten years later .....   12,203       -       -       -       -       -      -      -       -      -        -
--------------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (4,158) (3,844) (3,728) (3,461) (2,878)   (393)   810    926     661    256        -
==============================================================================================================
Reconciliation to
 Gross Reestimated
 Reserves:
   Net reserves
    reestimated .......   12,203  13,396  14,995  16,551  17,293  17,560 17,511 18,008  24,294 23,479        -
   Reestimated ceded
    recoverable .......        -       -       -   2,939   2,672   2,085  1,904  2,405   6,560  6,108        -
--------------------------------------------------------------------------------------------------------------
Total gross
 reestimated reserves          -       -       -  19,490  19,965  19,645 19,415 20,413  30,854 29,587        -
==============================================================================================================
Net (Deficiency)
 Redundancy Related to:
  Asbestos claims .....   (3,073) (3,017) (2,919) (2,785) (2,738) (1,049)  (449)  (414)   (156)  (105)       -
  Environmental claims    (1,000)   (997)   (970)   (960)   (914)   (869)  (423)  (243)    (65)              -
--------------------------------------------------------------------------------------------------------------
  Total asbestos and
   environmental ......   (4,073) (4,014) (3,889) (3,745) (3,652) (1,918)  (872)  (657)   (221)  (105)       -
  Other ...............      (85)    170     161     284     774   1,525  1,682  1,583     882    361        -
--------------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (4,158) (3,844) (3,728) (3,461) (2,878)   (393)   810    926     661    256        -
==============================================================================================================
----------------
(a) Reflects reserves of CNA, excluding CIC reserves which were acquired on May
10, 1995. Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves reestimated as of subsequent years) does not include CIC.

(b) Reserve development related to the 1994 reserves of CNA, excluding CIC, as determined by the balances in this column, plus adverse reserve development of $134 million related to the reserves of CIC, acquired on May 10, 1995, which are not reflected in this column, were recorded by CNA in 1995 and subsequent periods.

(c) Includes CIC gross reserves of $9.7 billion and net reserves of $6.1 billion acquired on May 10, 1995 and subsequent development thereon.

(d) Includes gross reserves of acquired companies of $74 million.

  See Notes 1 and 9 of the Notes to Consolidated Financial Statements, included in Item 8, for information regarding property/casualty claim and claim expenses including reserve development for asbestos and environmental claims.

                                LIFE INSURANCE

  CNA's life insurance operations market individual and group insurance products through licensed agents, most of whom are independent contractors, who sell life and/or group insurance for CNA and other companies on a commission basis. Insurance products are also marketed through other distribution channels such as banks, direct marketing and the Internet.

  The individual insurance products consist primarily of term, universal life, and fixed and variable annuity products. Group insurance products include life, accident and health consisting primarily of major medical and hospitalization, and pension products, such as guaranteed investment contracts and annuities.

  CNA's life insurance products are designed and priced using assumptions CNA management believes to be reasonably conservative for mortality, morbidity, persistency, expense levels and investment results. Underwriting practices that CNA management believes are prudent are followed in selecting the risks that will be insured. Further, actual experience related to pricing assumptions is monitored closely so that prospective adjustments to these assumptions may be implemented as necessary. CNA mitigates the risk related to persistency by including contractual surrender charge provisions in its ordinary life and annuity policies in the first five to ten years, thus providing for the recovery of acquisition expenses. The investment portfolios supporting interest sensitive products, including universal life and individual annuities, are managed separately to minimize surrender and interest rate risk.

  Profitability in the health insurance business continues to be impacted by intense competition and rising medical costs. CNA has pursued expense reduction through increases in automation and other productivity improvements. Further, increasing costs of health care have resulted in a continued market shift away from traditional forms of health coverage toward managed care products and experience-rated plans. CNA's ability to compete in this market will be increasingly dependent on its ability to control costs through managed care techniques, innovation, and quality customer-focused service in order to properly position CNA in the evolving health care environment.

  The following table sets forth supplemental data on a GAAP basis, except where indicated, for the life insurance business:


Year Ended December 31                            1997         1996        1995
--------------------------------------------------------------------------------
(In millions of dollars)

Individual Premiums:
  Life and annuities ..................       $  642.0     $  629.0    $  497.0
  Accident and health .................            3.0          2.0        33.0
--------------------------------------------------------------------------------
                                              $  645.0     $  631.0    $  530.0
================================================================================

Group Premiums:
  Accident and health (a) .............       $2,527.0     $2,548.0    $2,190.0
  Life and annuities ..................          263.0        195.0       313.0
--------------------------------------------------------------------------------
                                              $2,790.0     $2,743.0    $2,503.0
================================================================================

Net Investment Income and Other Income:
  Individual ..........................       $  297.0     $  292.0    $  247.0
  Group ...............................          236.0        214.0       198.0
--------------------------------------------------------------------------------
                                              $  533.0     $  506.0    $  445.0
================================================================================

Operating Income Before Income Tax:
  Individual ..........................       $   88.0     $  101.0    $   65.0
  Group ...............................           65.0         70.0        95.0
--------------------------------------------------------------------------------
                                              $  153.0     $  171.0    $  160.0
================================================================================

Gross Life Insurance in Force:
  Individual (b) ......................       $239,843     $172,213    $113,901
  Group ...............................         71,755       64,796      52,145
--------------------------------------------------------------------------------
                                              $311,598     $237,009    $166,046
================================================================================

Other Data-Statutory Basis (c):
  Capital and surplus .................       $1,223.0     $1,163.0    $1,128.0
  Capital and surplus-percent of total
   liabilities ........................           22.4%        25.5%       28.2%
  Participating policyholders'-percent
   of gross life insurance in force ...             .7%          .5%         .6%

--------------
  (a) Group accident and health premiums including contracts involving U.S.
government employees and their dependents amounted to approximately $2.1, $2.1 and $1.9 billion in 1997, 1996 and 1995, respectively.

  (b) Lapse ratios, for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in force, were 6.4%, 7.2% and 9.4% in 1997, 1996 and 1995, respectively.

  (c) Other Data is determined on the basis of statutory accounting practices.
Life insurance subsidiaries have received reimbursement from CNA for general management and administrative expenses and investment expenses of $18.0, $29.0 and $21.0 million in 1997, 1996 and 1995, respectively. Statutory capital and surplus as a percent of total liabilities is determined after excluding Separate
Account liabilities and reclassifying the statutorily required Asset Valuation and Interest Maintenance Reserves as surplus.


Guaranteed Investment Contracts

  CAC writes the majority of its group pension products as guaranteed investment contracts in a fixed Separate Account, which is permitted by Illinois insurance statutes. CAC guarantees principal and a specified return to guaranteed investment contract holders. This guarantee affords the contract holders additional security, in the form of CAC's general account surplus.

  CNA manages the liquidity and interest rate risks on the guaranteed investment contract portfolio by managing the duration of fixed maturity securities included in the investment portfolio supporting the guaranteed investment contracts with the corresponding payout pattern of the contracts, and assessing market value surrender charges on the majority of the contracts.

  The table below shows a comparison of the duration of assets and contracts, weighted average investment yield, weighted average interest crediting rates and withdrawal characteristics of the guaranteed investment contract portfolio.


December 31                                    1997          1996          1995
--------------------------------------------------------------------------------

Duration in years:
  Assets .............................         3.74          3.12          3.12
  Contracts ..........................         3.63          3.16          2.98
--------------------------------------------------------------------------------
     Difference ......................          .11          (.04)          .14
================================================================================

Weighted average investment yield ....         6.81%         7.44%         7.58%
================================================================================

Weighted average interest crediting
 rates ...............................         6.78%         7.32%         7.45%
================================================================================

Withdrawal Characteristics:
  With market value adjustment .......           97%           95%           92%
  Non-withdrawable ...................            3             5             8
--------------------------------------------------------------------------------
     Total ...........................          100%          100%          100%
================================================================================

  As shown above, the weighted average investment yields at December 31, 1997, 1996 and 1995 were more than the weighted average interest crediting rates. During 1997, general market interest rates were lower which led to an increase in the market value of CNA's fixed maturity securities. As a result of this increase, CNA was able to realize significant capital gains on its investment portfolio. However, the interest rates on fixed maturity securities purchased in this market had a lower yield which led to a narrowing of the spread between investment yields and crediting rates.

                                 INVESTMENTS

  See Note 2 of the Notes to Consolidated Financial Statements, included in Item 8, for information regarding the investment portfolio.

                                    OTHER

  Competition: All aspects of the insurance business are highly competitive. CNA competes with a large number of stock and mutual insurance companies and other entities for both producers and customers and must continuously allocate resources to refine and improve insurance products and services. There are approximately 3,400 individual companies that sell property/casualty insurance in the United States. CNA's consolidated property/casualty subsidiaries ranked as the third largest property/casualty insurance organization based upon 1996 statutory net written premium. There are approximately 1,700 companies selling life insurance in the United States. CAC is ranked as the twenty-second largest life insurance organization based on 1996 consolidated statutory premium volume.

  Dividends by Insurance Subsidiaries: The payment of dividends to CNA by its insurance affiliates (without prior approval) of the affiliates' domiciliary state insurance commissioners is limited to amounts determined by formula in accordance with the accounting practices prescribed or permitted by the states' insurance departments. This formula varies by state. The formula for the majority of states is the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some states, however, have an additional stipulation that dividends cannot exceed the prior year's surplus. Based upon the various state formulas, approximately $677.0 million in dividends can be paid to CNA by its insurance affiliates in 1998 without prior approval. All dividends must be reported to the domiciliary insurance department prior to declaration and payment.

  Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports, regulating solvency and the type and amount of investments permitted. Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.

  Insurers are also required by the states to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage which must be provided to such involuntary risks. CNA's share of these involuntary risks is mandatory and generally a function of its share of the voluntary market by line of insurance in each state.

  Reform of the nation's tort reform system is another issue facing the insurance industry. Although federal standards would create more uniform laws, tort reform supporters still look primarily to the states for passage of reform measures. Over the last decade, many states have passed some type of reform, but more recently, state courts have modified or overturned a significant number of these reforms. Additionally, new causes of action and theories of damages are more frequently proposed in state courts or legislatures. Continued unpredictability in the law means that insurance underwriting and rating is difficult in commercial lines, professional liability, and some specialty coverages.

  Environmental clean-up remains the subject of both federal and state regulation. Last year Congress and the Clinton Administration failed to reach an agreement on efforts to overhaul the federal Superfund hazardous waste program. The legislative stalemate was the result of a failure by Superfund stakeholders and Congress to reach a compromise on clean-up standards, the repeal of retroactive liability and methodology for financing future clean-up costs. Although Superfund reform continues to be listed as one of Congress' legislative priorities, at this time CNA cannot predict if any reform will be enacted. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues concerning clean-up of hazardous waste. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. See Note 9 of the Notes to Consolidated Financial Statements, included in Item 8, for further discussion.

  In recent years, increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress, resulted in the National Association of Insurance Commissioners developing industry minimum Risk-Based Capital ("RBC") requirements. The RBC requirements establish a formal state accreditation process designed to more closely regulate for solvency, minimize the diversity of approved statutory accounting and actuarial practices, and increase the annual statutory statement disclosure requirements.

  The RBC formulas are designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding actions that the state insurance departments should initiate. The level of capital adequacy below which insurance departments would take action is defined as the Company Action Level. As of December 31, 1997, all of CNA's property/casualty and life insurance affiliates have adjusted capital amounts in excess of Company Action Levels.

  Reinsurance: See Notes 1 and 17 of the Notes to Consolidated Financial Statements, included in Item 8, for information related to CNA's reinsurance business.

  Properties: CNA Plaza serves as the executive office for CNA and its insurance subsidiaries. An adjacent building (located at 55 E. Jackson Blvd.) is partially situated on grounds under leases expiring in 2058. CNA leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA:



                                  Size
 Location                     (square feet)                         Principal Usage
-------------------------------------------------------------------------------------------------
Owned:
  CNA Plaza                     1,144,378              Principal Executive Offices of CNA
  333 S. Wabash
  Chicago, Illinois

  180 Maiden Lane               1,091,570(1)           Property/Casualty Insurance Offices
  New York, New York

  55 E. Jackson Blvd.             440,292(2)           Principal Executive Offices of CNA
  Chicago, Illinois

  401 Penn Street                 251,691              Property/Casualty Insurance Offices
  Reading, Pennsylvania

  100 CNA Drive                   251,363              Life Insurance Offices
  Nashville, Tennessee

Leased:
  7361 Calhoun Place              224,725              Life Insurance Offices
  Rockville, Maryland

  200 S. Wacker Drive             219,285              Property/Casualty Insurance Offices
  Chicago, Illinois

  1111 E. Broad St.               183,019              Property/Casualty Insurance Offices
  Columbus, Ohio

  333 Glen Street                 157,825              Property/Casualty Insurance Offices
  Glen Falls, New York

  1100 Cornwall Road              147,884              Property/Casualty Insurance Offices
  Monmouth Junction, New Jersey

  600 North Pearl Street          139,151              Property/Casualty Insurance Offices
  Dallas, Texas

  111 Congressional Blvd.         118,215              Property/Casualty Insurance Offices
  Indianapolis, Indiana

  1431 Opus Place                 106,151              Property/Casualty Insurance Offices
  Downers Grove, Illinois

  2401 Pleasant Valley            102,376              Property/Casualty Insurance Offices
  York, Pennsylvania

(1) Property occupied by 46% of CNA or its subsidiaries.
(2) Approximately 28% is rented to non-affiliates.

                               LORILLARD, INC.

  The Company's wholly owned subsidiary, Lorillard, Inc. ("Lorillard"), is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport and Kent. Lorillard's largest selling brand is Newport, which accounted for approximately 76% of Lorillard's sales in 1997.

  Substantially all of Lorillard's sales are in the United States. Lorillard's major trademarks outside of the United States were sold in 1977. Lorillard accounted for 12.00%, 10.84% and 11.00% of the Company's consolidated total revenue for the years ended December 31, 1997, 1996 and 1995, respectively.

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

PROPOSED RESOLUTION OF CERTAIN REGULATORY AND LITIGATION ISSUES

  A large number of lawsuits, including lawsuits brought by individual plaintiffs ("Conventional Product Liability Cases"), purported class actions ("Class Actions") and lawsuits brought on behalf of states, state agencies and union trust funds ("Reimbursement Cases") have been commenced against Lorillard and other tobacco manufacturers seeking substantial compensatory and punitive damages for adverse health effects claimed to have resulted from cigarette smoking or exposure to tobacco smoke. Lorillard and other companies in the United States tobacco industry have settled Reimbursement Cases brought by the States of Mississippi, Florida and Texas on terms consistent with the proposed resolution discussed below. The Mississippi action was settled in July 1997, Florida was settled in September 1997 and Texas was settled in January 1998. For information with respect to such litigation, see Item 3 of this Report.

  On June 20, 1997, together with other companies in the United States tobacco industry, Lorillard entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings incorporating the features described in the proposed resolution attached to the Memorandum of Understanding (together, the "Proposed Resolution"). The Proposed Resolution can be implemented only by federal legislation. If enacted into law, the legislation would resolve many of the regulatory and litigation issues affecting the United States tobacco industry thereby reducing uncertainties facing the industry.

  The Proposed Resolution is the subject of continuing review and comment by the White House, Congress, the public health community and other interested parties. The White House and certain members of the public health community have expressed concern with certain aspects of the Proposed Resolution. Certain members of Congress have offered or indicated that they may offer alternative legislation. Currently, over thirty bills have been introduced in Congress regarding the issues raised in the Proposed Resolution, including bills seeking more stringent regulation of the tobacco industry by the Food and Drug Administration (the "FDA") and bills to increase the federal excise tax on tobacco products. Several of these bills seek to increase the payments by the tobacco industry from the levels reflected in the Proposed Resolution and deny the industry any form of relief from civil litigation. No bill currently introduced would adopt the Proposed Resolution as agreed to. There can be no assurance that federal legislation in the form of the Proposed Resolution will be enacted, that it will be enacted without modification that is materially adverse to Lorillard or that any modification would be acceptable to Lorillard or that, if enacted, the legislation would not face legal challenges. In any event, the Company believes implementation of the Proposed Resolution would materially adversely affect its consolidated results of operations and financial position. The degree of the adverse impact would depend, among other things, on the final form of implementing federal legislation, the rates of decline in United States cigarette sales in the premium and discount segments and Lorillard's share of the domestic premium and discount cigarette segments. Moreover, the negotiation and signing of the Proposed Resolution could affect other federal, state and local regulation of the United States tobacco industry.

  The Proposed Resolution includes provisions relating to advertising and marketing restrictions, product warnings and labeling, access restrictions, licensing of tobacco retailers, the adoption and enforcement of "no sales to minors" laws by states, surcharges against the industry for failure to achieve underage smoking reduction goals, regulation of tobacco products by the FDA, public disclosure of industry documents and research, smoking cessation programs, compliance programs by the industry, public smoking and smoking in the workplace, enforcement of the Proposed Resolution, industry payments and litigation. The complete text of the Proposed Resolution has been filed with the Securities and Exchange Commission as Exhibit 10 to the Company's Current Report on Form 8-K filed June 24, 1997. That complete text is incorporated herein by reference, and the summary contained herein is qualified by reference to that complete text.

Advertising and Marketing Restrictions: The Proposed Resolution would incorporate certain regulations previously promulgated by the FDA and add additional restrictions to curtail tobacco product advertising and marketing.

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

  In addition, the Proposed Resolution would require that use of currently employed product descriptors such as "low tar" and "light" be accompanied by a mandatory health disclaimer in advertisements, and would prohibit the use of any new descriptors embodying express or implied health claims unless approved by the FDA. The FDA would also have the corresponding power, but not the obligation, to modify advertising restrictions with respect to tobacco products that it concludes present sufficiently reduced health risks. Exemplars of all new advertising and tobacco product labeling would be submitted to the FDA for its ongoing review.

Warnings and Labeling: The Proposed Resolution would mandate a new set of rotating warnings to be placed on packages of tobacco products with greater prominence than previous warnings (25% of the front of cigarette packs at the top of the pack). The new rotating warnings would also appear in all advertisements and would occupy 20% of press advertisements. Cigarette packs would also carry the FDA mandated statement of intended use ("Nicotine Delivery Device").

Access Restrictions: The Proposed Resolution would restrict access to tobacco products by minors. Without preventing state and local governments from imposing stricter measures, the Proposed Resolution would incorporate regulations previously promulgated by the FDA that restrict access to tobacco products and would also add additional restrictions. Taken together, these access restrictions would include the following:

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

Licensing of Tobacco Retailers: The Proposed Resolution would require that any entity that sells tobacco products directly to consumers obtain a license. Sellers would be subject to monetary penalties and suspension or loss of their licenses if they do not comply with the access restrictions. The federal government and state and local authorities would enforce these access and licensing provisions through funding provided by Industry Payments, as defined below under the heading "Industry Payments."

State Enforcement: The Proposed Resolution would require states to adopt "no sales to minors" laws and would contain economic incentives for the states to enforce such laws. If a state does not meet "no sales to minors" performance targets, the FDA may refuse to pay that state certain funds otherwise payable under the Proposed Resolution. To comply with the "no sales to minors" law, the state must achieve compliance rate results of 75% by the fifth year after enactment of federal legislation, 85% by the seventh year and 90% by the tenth year and each year thereafter. Compliance would be measured as a percentage of random, unannounced compliance checks in which the retailer refused to sell tobacco products to minors. Funds withheld from states for failure to achieve the performance targets would, in turn, be reallocated to those states that demonstrated superior "no sales to minors" enforcement records.

Surcharge for Failure to Achieve Underage Smoking Reduction Goals: The Proposed Resolution would impose surcharges on the industry if required reductions in underage smoking are not achieved. A "look back" provision would require the following reductions in the incidence of underage smoking from estimated levels over the past decade: 30% in the fifth and sixth years after enactment of implementing federal legislation, 50% in the seventh, eighth and ninth years, and 60% in the tenth year, with incidence remaining at such reduced levels thereafter.

  For any year in which these required reductions are not met, the FDA must impose a mandatory surcharge on the participating members of the cigarette industry based upon an approximation of the present value of the profit the companies would earn over the lives of the number of underage consumers in excess of the required reduction. The annual surcharge would be $80 million (as adjusted for changes in population and cigarette profitability) for each percentage point by which the reduction in underage smoking falls short of the required reductions (as adjusted to prevent double counting of persons whose smoking has already resulted in the imposition of a surcharge in previous years). The annual surcharge would be subject to a $2 billion annual cap (as adjusted for inflation). The surcharge would be the joint and several obligation of participating manufacturers allocated among participating manufacturers based on their market share of the United States cigarette industry and would be payable on or before July 1 of the year in which it is assessed. Manufacturers could receive a partial refund of this surcharge (up to 75%) only after paying the assessed amount and only if they could thereafter prove to the FDA that they had fully complied with the Proposed Resolution, had taken all reasonably available measures to reduce youth tobacco usage and had not acted to undermine the achievement of the reduction goals. The FDA would use the surcharges to fund its administrative costs and to fund grants to states for additional efforts to reduce underage smoking.

Regulation: Under the Proposed Resolution, the FDA would oversee the development, manufacturing, marketing and sale of tobacco products in the United States, including FDA approval of ingredients and imposition of standards for reducing or eliminating the level of certain constituents, including nicotine.

  Under the Proposed Resolution, tobacco would continue to be categorized as a "drug" and a "device" under the Food, Drug and Cosmetic Act. The FDA's authority to regulate tobacco products as "restricted medical devices" would be explicitly recognized and tobacco products would be classified as a new subcategory of Class II devices.

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

  The Proposed Resolution would also require, effective three years after implementing legislation is effective, that no cigarette sold in the United States can exceed a 12 mg. "tar" yield, using the Federal Trade Commission's presently existing methodology to determine "tar" yields.

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

  The Proposed Resolution would require disclosure of non-tobacco ingredients to the FDA, require manufacturers to submit within five years a safety assessment for non-tobacco ingredients currently used, and require manufacturers to obtain the FDA's preapproval for any new non-tobacco ingredients. The FDA would have authority to disapprove an ingredient's safety. The Proposed Resolution also outlines legislation that would require companies to notify the FDA of technology they develop or acquire that reduces the risk from tobacco products and that would mandate cross-licensing of technology that the FDA determines reduces the risk from tobacco products and that would authorize the FDA to mandate the introduction of "less hazardous tobacco products" that are technologically feasible.

  The Proposed Resolution would subject the tobacco industry to "good manufacturing practice" standards, including requirements regarding quality control systems, FDA inspections and record-keeping and reporting.

Public Disclosure: The Proposed Resolution would require the tobacco industry to disclose to the public previously confidential internal laboratory research as well as certain other documents relating to smoking and health, addiction or nicotine dependency, "safer or less hazardous" cigarettes and underage tobacco use and marketing. The Proposed Resolution would also require the industry to disclose all such internal laboratory research generated in the future. The Proposed Resolution would provide protection for proprietary information and applicable privileges, and would establish a streamlined process by which interested persons could contest claims of privilege.

Cessation Programs: The Proposed Resolution would authorize the Secretary of Health and Human Services to accredit smoking cessation programs and techniques that the agency determines to be potentially effective.

Compliance Programs: Participating tobacco manufacturers would be required to create, and to update each year, plans to ensure compliance with all applicable laws and regulations, to identify ways to reduce underage use of tobacco products, and to provide internal incentives for reducing underage use and for developing products with "reduced risk."

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

Public Smoking: The Proposed Resolution would mandate minimum federal standards governing smoking in public places or at work (with states and localities retaining power to impose stricter requirements). These restrictions, which would be enforced by the Occupational Safety and Health Administration, would:

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

Enforcement: Violations of the Proposed Resolution's terms would carry civil and criminal penalties based upon the penalty provisions of the Food, Drug and Cosmetic Act and, where applicable, the provisions of the United States criminal code. Special enhanced civil penalties of up to ten times the penalties applicable to similar violations by drug companies would attach to violations of the obligations to disclose research about health effects and information about the toxicity of non-tobacco ingredients.

  Terms of the Proposed Resolution would be embodied in state consent decrees, giving the states concurrent enforcement powers. State enforcement could not impose obligations or requirements beyond those imposed by the Proposed Resolution (except where the Proposed Resolution specifically does not preempt additional state-law obligations) and would be limited to the penalties specified in the Proposed Resolution and by prohibition of duplicative penalties.

Industry Payments: The Proposed Resolution would require participating manufacturers to make substantial payments in the year of implementation and thereafter ("Industry Payments"). Participating manufacturers would be required to make an aggregate $10 billion initial Industry Payment on the date federal legislation implementing the terms of the Proposed Resolution is signed. This Industry Payment would be based on relative market capitalizations and Lorillard currently estimates that its share of the initial Industry Payment would be approximately $750 million (to be reduced for initial payments made to Florida, Mississippi and Texas pursuant to settlements, see Item 3 - "Settlements of Reimbursement Cases") which would be funded from a combination of available cash and borrowings, if required. Thereafter, the companies would be required to make specified annual Industry Payments determined and allocated among the companies based on volume of domestic sales as long as the companies continue to sell tobacco products in the United States. These Industry Payments, which would begin on December 31 of the first full year after implementing federal legislation is signed, would be in the following amounts (at 1996 volume levels): year 1: $8.5 billion; year 2: $9.5 billion; year 3: $11.5 billion; year 4: $14 billion; and each year thereafter: $15 billion. These Industry Payments would be increased by the greater of 3% or the previous year's inflation rate determined with reference to the Consumer Price Index. The Industry Payments would increase or decrease in proportion to changes from 1996 domestic sales volume levels. Volume declines would be measured based on adult sales volume figures; volume increases would be measured by total sales volume. If sales volume declines but the industry's domestic net operating profit exceeds base year inflation-adjusted levels, the reduction in the annual Industry Payment due to volume decline, if any, would be offset to the extent of 25% of the increased profit. At current levels of sales and prior to any adjustment for inflation, the Proposed Resolution would require total Industry Payments of $368.5 billion over the first 25 years (subject to credits described below in connection with potential civil tort liability).

  The Industry Payments would be separate from any surcharges required under the "look back" provision discussed above under the heading "Surcharge for Failure to Achieve Underage Smoking Reduction Goals." The Industry Payments would receive priority and would not be dischargeable in any bankruptcy or reorganization proceeding and would be the obligation only of entities selling tobacco products in the United States (and not their affiliated companies). The Proposed Resolution provides that all payments by the industry would be ordinary and necessary business expenses in the year of payment, and no part thereof would be either in settlement of an actual or potential liability for a fine or penalty (civil or criminal) or the cost of a tangible or intangible asset. The Proposed Resolution would provide for the pass-through to consumers of the annual Industry Payments in order to promote the maximum reduction in underage use.

  The Industry Payments would be made to a central federal authority and then allocated among various programs and entities to provide funds for federal and state enforcement efforts; federal, state and local governments' health benefit programs; public benefits to resolve past punitive damages claims that might be asserted in private litigation; the expenses related to the administration of federal legislation enacted pursuant to the Proposed Resolution; and a variety of public and private non-profit efforts to discourage minors from beginning to use tobacco products and to assist current tobacco consumers to quit, including research, public education campaigns, individual cessation programs, and impact grants.

Effects on Litigation: If enacted, the federal legislation provided for in the Proposed Resolution would settle present state-wide Reimbursement Cases (or similar actions brought by or on behalf of any governmental entity), parens patriae and smoking and health class actions and all addiction/dependence claims and would bar similar actions from being maintained in the future. However, the Proposed Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. On July 2 and August 25, 1997, and January 16, 1998, together with other companies in the United States tobacco industry, Lorillard entered into Memoranda of Understanding with the States of Mississippi, Florida and Texas, respectively, with respect to those states' health care cost recovery actions. See "Settlements of Reimbursement Cases" discussed in Item 3., below. Lorillard may enter into discussions with certain other states with Reimbursement Cases scheduled to be tried this year with regard to the postponement or settlement of such actions pending the enactment of the legislation contemplated by the Proposed Resolution. No assurance can be given whether a postponement or settlement will be achieved, or, if achieved, as to the terms thereof. The Proposed Resolution would not affect any smoking and health class action or any Reimbursement Case that is reduced to final judgment before implementing federal legislation is effective.

  Under the Proposed Resolution, the rights of individuals to sue the tobacco industry would be preserved, as would existing legal doctrine regarding the types of tort claims that can be brought under applicable statutory and case law except as expressly changed by implementing federal legislation. Claims, however, could not be maintained on a class or other aggregated basis and could be maintained only against tobacco manufacturing companies (and not their retailers, distributors or affiliated companies). In addition, all punitive damage claims based on past conduct would be resolved as part of the Proposed Resolution and future claimants could seek punitive damages only with respect to claims predicated upon conduct taking place after the effective date of implementing federal legislation. Finally, except with respect to actions pending as of June 9, 1997, third-party payor (and similar) claims could be maintained only based on subrogation of individual claims. Under subrogation principles, a payor of medical costs can seek recovery from a third party only by "standing in the shoes" of the injured party and being subject to all defenses available against the injured party.

  The Proposed Resolution contemplates that participating tobacco manufacturers would enter into a joint sharing agreement for civil liabilities relating to past conduct. Judgments and settlements arising from tort actions would be paid as follows: (i) The Proposed Resolution would set an annual aggregate cap equal to 33% of the annual base Industry Payment (including any reductions for volume declines). (ii) Any judgments or settlements exceeding the cap in a year would roll over into the next year. (iii) While judgments and settlements would run against the defendant, they would give rise to an 80-cents-on-the-dollar credit against the annual Industry Payment. (iv) Finally, any individual judgments in excess of $1 million would be paid at the rate of $1 million per year unless every other judgment and settlement could first be satisfied within the annual aggregate cap. In all circumstances, however, the companies would remain fully responsible for costs of defense and certain costs associated with the fees of attorneys representing certain plaintiffs in the litigation that would be settled by the Proposed Resolution.

Non-participating Manufacturers: The Proposed Resolution would contain certain measures to ensure that non-participating manufacturers are not free to undercut the Proposed Resolution by selling tobacco products at lower prices because they were not making the Industry Payments.

BUSINESS OPERATIONS

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

  Prior to the effective date of the Federal Comprehensive Smoking Education Act, federal law had, since 1965, required that cigarette packaging bear a warning statement which from 1970 to 1985 was as follows: "Warning: The Surgeon General Has Determined That Cigarette Smoking Is Dangerous to Your Health." In addition, in 1972 Lorillard and other cigarette manufacturers had agreed, pursuant to consent orders entered into with the Federal Trade Commission ("FTC"), to include this health warning statement in print advertising, on billboards and on certain categories of point-of-sale display materials relating to cigarettes. In addition, advertising of cigarettes has been prohibited on radio and television since 1971.

  From time to time, bills have been introduced in Congress (in addition to the more than 30 bills discussed above, under "Proposed Resolution of Certain Regulatory and Litigation Issues," above), among other things, to end or limit the price supports for leaf tobacco; to prohibit all tobacco advertising and promotion; to require new health warnings on cigarette packages and advertising; to subject cigarettes generally to regulation under the Consumer Products Safety Act or the Food, Drug and Cosmetics Act; to authorize the establishment of various anti-smoking education programs; to provide that current federal law should not be construed to relieve any person of liability under common or state law; to permit state and local governments to restrict the sale and distribution of cigarettes and the placement of billboard and transit advertising of tobacco products; to provide that cigarette advertising not be deductible as a business expense; to prohibit the mailing of unsolicited samples of cigarettes and otherwise to restrict the sale or distribution of cigarettes; to impose an additional excise tax on cigarettes; to require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing; and to subject cigarettes to regulation in various ways by the U.S. Department of Health and Human Services, including regulation by the Food and Drug Administration.

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

  Food and Drug Administration Regulation of Tobacco Products - On August 28, 1996, the FDA published regulations (the "FDA Regulations") in final form severely restricting cigarette advertising and promotion and limiting the manner in which tobacco products can be sold. In enacting the FDA Regulations, the FDA determined that nicotine is a drug and that cigarettes are a nicotine delivery system and, accordingly, subject to FDA regulatory authority as medical devices. The FDA premised its regulations on the need to reduce smoking by underage youth and young adults. The FDA Regulations were to become effective in stages, as follows:

  (i) Regulations regarding minimum sales age, effective February 28, 1997. These regulations make unlawful the sale of cigarettes to anyone under age 18. These regulations also require proof of age to be demanded from any person under age 27 who attempts to purchase cigarettes.

  (ii) Regulations regarding advertising and billboards, vending machines, self-service displays, sampling premiums, and package labels, which were to be effective August 28, 1997. These regulations limit all cigarette advertising to black and white, text only format in most publications and outdoor advertising such as billboards. The regulations also prohibit billboards advertising cigarettes within 1,000 feet of a school or playground, require that the established name for the product ("Cigarettes") and an intended use statement ("Nicotine - Delivery Device For Persons 18 or Older") be included on all cigarette packages and advertising, ban vending machine sales, product sampling, and the use of cigarette brand names, logos and trademarks on premium items, and prohibit the furnishing of any premium item in consideration for the purchase of cigarettes or the redemption of proofs-of-purchase coupons.

  (iii) Regulations prohibiting use of cigarette brand names to sponsor sporting and cultural events and requiring cigarette manufacturers to comply with certain stringent FDA regulations (known as "good manufacturing practices") governing the manufacture and distribution of medical devices, which were to be effective August 28, 1998.

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

  The plaintiffs have moved for summary judgment on jurisdictional, statutory and First Amendment grounds. The Court granted, in part, and denied in part, plaintiffs' motion for summary judgment. The Court held that if an adequate factual foundation is established, the FDA has the authority to regulate tobacco products as medical devices under the Federal Food, Drug & Cosmetic Act, may impose restrictions regarding access to tobacco products by persons under the age of 18, and may impose labeling requirements on tobacco products' packaging. The Court, however, also held that the FDA is not authorized to regulate the promotion or advertisement of tobacco products. The Court also stayed the effective date for the FDA Regulations relating to advertising and promotion of tobacco products, but allowed the access restrictions to take effect as of February 27, 1997. Both the plaintiffs' and the defendants have filed an appeal of the District Court's ruling to the Fourth Circuit Court of Appeals.

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

  Ingredient Disclosure - On August 2, 1996, the Commonwealth of Massachusetts enacted legislation requiring each manufacturer of cigarettes and smokeless tobacco sold in Massachusetts to submit to the Department of Public Health ("DPH") an annual report, beginning in 1997, (1) identifying for each brand sold certain "added constituents," and (2) providing nicotine yield ratings and other information for certain brands based on regulations promulgated by the DPH. The legislation provides for the public release of this information, which includes flavorings and other trade secret ingredients used in cigarettes.

  In 1996, the cigarette and smokeless tobacco manufacturers filed suit in federal district court in Boston challenging the legislation. Philip Morris, Inc., et al., v. Harshbarger, Civil Action No. 96-11599-GAO (D. Mass.) and United States Tobacco Company v. Harshbarger, Civil Action No. 96-11619-GAO (D. Mass.). On December 10, 1997, the court issued a preliminary injunction, enjoining the required submission of ingredient data to the DPH. The requirement to submit the nicotine yield ratings and other information was not enjoined, and the cigarette and smokeless tobacco manufacturers submitted their data to the DPH on December 15, 1997.

  The Commonwealth of Massachusetts has appealed the district court's preliminary injunction, and the case in chief is now before the district court on cross motions for summary judgment.

  Any impact on Lorillard from the legislation and its implementing regulations cannot now be predicted. If the manufacturers ultimately are required to disclose their trade secrets to the DPH and the DPH then discloses them to the public, further litigation seeking compensation for the taking of the manufacturers' property may ensue.

  Other similar laws and regulations have been enacted or considered by other state governments, and could have a material adverse effect on the financial condition and results of operations of the Company if implemented without adequate provisions to protect the manufacturers' trade secrets from being disclosed.

  Advertising and Sales Promotion: Lorillard's principal brands are advertised and promoted extensively. Introduction of new brands, brand extensions and packings require the expenditures of substantial sums for advertising and sales promotion, with no assurance of consumer acceptance. The advertising media presently used by Lorillard include magazines, newspapers, out-of-home advertising, direct mail and point-of-sale display materials. Sales promotion activities are conducted by distribution of samples and store coupons, point-of-sale display advertising, advertising of promotions in print media, and personal contact with distributors, retailers and consumers. All of these activities would be severely affected by the new FDA Regulations (see "Food and Drug Administration Regulation of Tobacco Products," above) and the Proposed Resolution (see "Proposed Resolution of Certain Regulatory and Litigation Issues," above).

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

  Due to the varying size and quality of annual crops and other economic factors, tobacco prices in the past have been subject to fluctuation. Among the economic factors are federal government control of acreage and poundage in the flue-cured producing areas and poundage control in the burley areas. These controls together with support prices have substantially affected the market prices of tobacco. The approximate average auction prices per pound for flue-cured tobacco were $1.837 in 1996 and $1.722 in 1997 and for burley tobacco were $1.920 in 1996 and $1.902 in 1997. The prices paid by Lorillard have generally been consistent with this trend. Lorillard believes that its current leaf inventories are adequately balanced for its present production requirements. Because the process of aging tobacco normally requires approximately two years, Lorillard at all times has on hand large quantities of leaf tobacco. See Note 1 of the Notes to Consolidated Financial Statements, included in Item 8, for inventory costing method.

  Prices: In March 1997, September 1997 and January 1998, Lorillard increased the wholesale price of its cigarettes by $2.50, $3.50 and $1.25 per thousand in the aggregate, respectively.

  Taxes: Federal excise taxes included in the price of cigarettes are $12.00 per thousand cigarettes ($0.24 per pack of 20 cigarettes). In early August of 1997, the United States Congress approved and the President signed into law an increase in the federal excise tax on cigarettes of $7.50 per thousand cigarettes ($0.15 per pack of 20 cigarettes). This increase is phased in at a rate of $5.00 per thousand cigarettes in the year 2000 and an additional $2.50 per thousand cigarettes in the year 2002. Excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. The state taxes generally range from 2.5 cents to $1.00 per package of twenty cigarettes.

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

  Lorillard leases sales offices in major cities throughout the United States. In May 1997 Lorillard relocated its New York executive office to a 130,000 square-foot, four-story office building in Greensboro, North Carolina. This move allowed Lorillard to consolidate its operations in Greensboro, the site of its manufacturing facility.

  Competition: Substantially all of Lorillard's products are sold within the United States in highly competitive markets where its principal competitors are the four other major U.S. cigarette manufacturers (Philip Morris, R.J. Reynolds ("RJR"), Brown & Williamson and Liggett Group). According to the Maxwell Consumer Report, a quarterly statistical survey of the cigarette industry, in calendar year 1997 Lorillard ranked fourth in the industry with an 8.7% share of the market. Philip Morris and RJR accounted for approximately 48.7% and 24.2%, respectively, of the U.S. cigarette market, according to the Maxwell Consumer Report.

  The following table sets forth cigarette sales in the United States by the industry and by Lorillard, as reported in the Maxwell Consumer Report. This table indicates the relative position of Lorillard in the industry:

                                              Industry    Lorillard   Lorillard
            Calendar Year                       (000)       (000)    to Industry
--------------------------------------------------------------------------------

1997 .................................       482,530,000  41,830,000     8.7%
1996 .................................       483,300,000  40,400,000     8.4%
1995 .................................       481,100,000  38,580,000     8.0%

---------------
  The Bureau of Alcohol, Tobacco and Firearms reports Lorillard's share of total taxable factory removals of all cigarettes to be 8.3% and 7.9% for 1996 and 1995, respectively. Data for 1997 is not currently available.

  The Maxwell Consumer Report divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. According to the Maxwell Consumer Report the reduced price segment decreased in 1997 to approximately 27.6% from approximately 28.5% of the market in 1996. Virtually all of Lorillard's sales are in the premium price segment where Lorillard's share amounted to approximately 11.0% in 1996 and 1997, according to the Maxwell Consumer Report.

                        LOEWS HOTELS HOLDING CORPORATION

  The subsidiaries of Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary of the Company, presently operate the following 14 hotels. Loews Hotels accounted for 1.10%, .98% and 1.17% of the Company's consolidated total revenue for the years ended December 31, 1997, 1996 and 1995, respectively.

                                               Number of
                                              Rooms (Year
   Name and Location               Type         Opened)          Owned, Leased or Managed
-------------------------------------------------------------------------------------------------
Loews Annapolis              Luxury Hotel         217       Owned
 Annapolis, Maryland                           (1986(2))

Loews Coronado Bay Resort    Luxury Hotel         450       Management contract expiring 2011,
 San Diego, California                           (1991)     with renewal options for 10 years (3)

Loews Giorgio                Luxury Hotel         197       Owned
 Denver, Colorado                              (1986(2))

Howard Johnson Hotel (1)     Commercial Hotel     300       Owned
 New York, New York                              (1962)

Loews Le Concorde            Luxury Hotel         424       Land lease expiring 2069
 Quebec City, Canada                           (1974(2))

Loews L'Enfant Plaza         Luxury Hotel         372       Management contract expiring 2003 (3)
 Washington, D.C.                                (1973)

Loews Monte Carlo            Resort Hotel         622       Lease expiring 2002, with renewal
 Monte Carlo, Monaco                             (1975)     options for 20 years

Loews New York               First Class Hotel    765       Owned
 New York, New York                              (1961)

Days Hotel (1)               Commercial Hotel     366       Owned
 New York, New York                              (1962)

The Regency, a Loews Hotel   Luxury Hotel         496       Land Lease expiring 2013, with
 New York, New York                              (1963)     renewal option for 47 years

Loews Santa Monica Beach     Luxury Hotel         350       Management contract expiring 2018,
 Santa Monica, California                        (1989)     with a renewal options for 5 years(3)

Loews Vanderbilt Plaza       Luxury Hotel         342       Owned
 Nashville, Tennessee                          (1984(2))

Loews Ventana Canyon Resort  Resort Hotel         398       Management contract expiring 2004,
 Tucson, Arizona                                 (1984)     with renewal options for 10 years (3)

Loews Hotel Vogue            Luxury Hotel         154       Owned
 Montreal, Canada                              (1990(2))

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

  A Loews Hotels subsidiary is presently constructing an 800 room convention center hotel in Miami Beach, Florida. The hotel is being constructed on land leased from the Miami Beach Redevelopment Agency under a 100 year ground lease. The hotel is expected to open in late 1998. In addition, a Loews Hotels subsidiary has entered into an agreement to develop and construct three hotels having an aggregate of approximately 2,400 rooms at Universal City Florida, an approximately 840 acre world class entertainment resort in Orlando, Florida, as part of a joint venture with Universal Studios, Inc. and the Rank Group, Plc, owners of the resort. The hotels would be constructed on land leased by the joint venture from the resort's owners and would be operated by Loews Hotels. The first hotel is expected to open in 1999.

  The hotels which are operated by Loews Hotels contain shops, a variety of restaurants and lounges, and some contain parking facilities, swimming pools, tennis courts and access to golf courses.

  The hotels owned by Loews Hotels are subject to mortgage indebtedness aggregating approximately $41.5 million at December 31, 1997 with interest rates ranging from 7.4% to 9.0% and maturing between 1999 and 2002. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $7.1 million for the year ended December 31, 1997.

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

                         DIAMOND OFFSHORE DRILLING, INC.

  Diamond Offshore Drilling Inc. ("Diamond Offshore"), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used primarily in drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore operates 46 offshore rigs. Diamond Offshore accounted for 4.85%, 3.17% and 1.82% of the Company's consolidated total revenue for the years ended December 31, 1997, 1996 and 1995, respectively.

  Drilling Units and Equipment: Diamond Offshore currently owns and operates 46 mobile offshore drilling rigs (30 semisubmersible rigs, 15 jackup rigs and one drillship) and related equipment. Offshore rigs are mobile units that can be relocated via either self propulsion or by the use of tugs enabling them to be repositioned based on market demand.

  Semisubmersible rigs are supported by large pontoons and are partially submerged during drilling for greater stability. They are generally designed for deep water depths of up to 5,000 feet. Diamond Offshore owns and operates three fourth-generation semisubmersible rigs and three fourth-generation deep water conversions. These rigs are equipped with advanced drilling equipment, are capable of operations in deep water or harsh environments, and command high premiums from operators. Diamond Offshore's 30 semisubmersible rigs are currently located as follows: 16 in the Gulf of Mexico, four in the North Sea, four in Brazil and the remaining rigs are located in various foreign markets.

  Jackup rigs stand on the ocean floor with their drilling platforms "jacked up" on support legs above the water. They are used extensively for drilling in water depths from 20 feet to 350 feet. Seven of Diamond Offshore's jackup rigs are cantilevered rigs capable of over platform development drilling and workover as well as exploratory drilling. Of Diamond Offshore's 15 jackup rigs, 12 are currently located in the Gulf of Mexico.

  Diamond Offshore's drillship is self-propelled and designed to drill in deep water. Shaped like a conventional vessel, it is the most mobile of the major rig types. Diamond Offshore's drillship was upgraded in 1997 with dynamic-positioning capabilities and other enhancements and is operating in the deep water market of the Gulf of Mexico.

  Markets: Diamond Offshore's principal markets for its offshore contract drilling services are the Gulf of Mexico, Europe, including principally the U.K. sector of the North Sea, South America, Africa, and Australia/Southeast Asia. Diamond Offshore actively markets its rigs worldwide.

  Diamond Offshore's contracts to provide offshore drilling services vary in their terms and provisions. Diamond Offshore often obtains its contracts through competitive bidding, although it is not unusual for Diamond Offshore to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the control of Diamond Offshore. Under dayrate contracts, Diamond Offshore generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Dayrate contracts have historically accounted for a substantial portion of Diamond Offshore's revenues. In addition, Diamond Offshore has worked some of its rigs under dayrate contracts pursuant to which the customer also agrees to pay Diamond Offshore an incentive bonus based upon performance.

  A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well, a group of wells (a "well-to-well contract") or a stated term (a "term contract") and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In addition, certain of Diamond Offshore's contracts permit the customer to terminate the contract early by giving notice and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may be extended by the customer exercising options for the drilling of additional wells at fixed or mutually agreed terms, including dayrates.

  The duration of offshore drilling contracts is generally determined by market demand and the respective management strategy of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that allow contractors to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at the lowest level possible. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while the customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates. Under current conditions, Diamond Offshore seeks to have a foundation of long-term contracts with a reasonable balance of single well, well-to-well and short-term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market.

  Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Occasionally, several customers have accounted for 10.0 percent or more of Diamond Offshore's annual consolidated revenues, although the specific customers may vary from year to year. During 1997, Diamond Offshore performed services for approximately 50 different customers and Shell companies (including domestic and foreign affiliates) ("Shell") accounted for 14.3 percent of Diamond Offshore's annual total consolidated revenues. During 1996, Diamond Offshore performed services for approximately 80 different customers and Shell and British Petroleum companies (including domestic and foreign affiliates) ("BP") accounted for 13.8 percent and 13.5 percent of Diamond Offshore's annual total consolidated revenues, respectively. During 1995, Diamond Offshore performed services for approximately 90 different customers and BP accounted for
16.5 percent of Diamond Offshore's annual total consolidated revenues. Management believes that at current levels of activity Diamond Offshore has alternative customers for its services such that the loss of a single customer would not have a material adverse effect on Diamond offshore.

  Competition: The contract drilling industry is highly competitive. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. However, due to the escalation of drilling activity, rig availability has, in some cases, also become a consideration, particularly with respect to fourth-generation and other technologically advanced units. Diamond Offshore believes that competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements or reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of Diamond Offshore's rigs.

  In addition, the recent improvement in the current results of operations and prospects for the offshore contract drilling industry as a whole has led to increased rig construction and enhancement programs by Diamond offshore's competitors. A significant increase in the supply of technologically advanced rigs capable of drilling in deep water may have an adverse effect on the average operating dayrates for Diamond Offshore's rigs, particularly its more advanced semisubmersible units, and on the overall utilization level of Diamond Offshore's fleet. In such case, Diamond Offshore's results of operations would be adversely affected.

  Governmental Regulation: Diamond offshore's operations are subject to numerous federal, state and local laws and regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. For example, Diamond Offshore may be liable for damages and costs incurred in connection with oil spills for which it is held responsible. Laws and regulations protecting the environment have become increasingly stringent in recent years and may in certain circumstances impose "strict liability" rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Liability under such laws and regulations may result from either governmental or citizen prosecution. Such laws and regulations may expose Diamond Offshore to liability for the conduct of or conditions caused by others, or for acts of Diamond Offshore that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on Diamond Offshore.

  The United States Oil Pollution Act of 1990 ("OPA '90") and similar legislation enacted in Texas, Louisiana and other coastal states address oil spill prevention and control and significantly expand liability exposure across all segments of the oil and gas industry. OPA '90, such similar legislation and related regulations impose a variety of obligations on Diamond Offshore related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages.

  Indemnification and Insurance: Diamond Offshore's operations are subject to hazards inherent in the drilling of oil and gas wells such as blowouts, reservoir damage, loss of production, loss of well control, cratering or fires, the occurrence of which could result in the suspension of drilling operations, injury to or death of rig and other personnel and damage to or destruction of Diamond Offshore's, Diamond Offshore's customer's or a third party's property or equipment. Damage to the environment could also result from Diamond Offshore's operations, particularly through oil spillage or uncontrolled fires. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Diamond Offshore has insurance coverage and contractual indemnification for certain risks, but there can be no assurance that such coverage or indemnification will adequately cover Diamond Offshore's loss or liability in many circumstances or that Diamond Offshore will continue to carry such insurance or receive such indemnification.

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

                               BULOVA CORPORATION

  Bulova Corporation ("Bulova") is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. Bulova accounted for .64%,
 .64% and .59% of the Company's consolidated total revenue for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                               EMPLOYEE RELATIONS

  The Company, inclusive of its operating subsidiaries as described below, employed approximately 35,900 persons at December 31, 1997 and considers its employee relations to be satisfactory.

  Lorillard employed approximately 3,700 persons at December 31, 1997. Approximately 1,100 of these employees are represented by labor unions under separate contracts with many local unions expiring at varying times and severally renegotiated and renewed.

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

  Loews Hotels employed approximately 2,850 persons at December 31, 1997, approximately 1,850 of whom are union members covered under collective bargaining agreements. Loews Hotels has experienced satisfactory labor relations and provides comprehensive benefit plans for its hourly paid employees.

  The Company maintains a retirement plan, group life, disability and health insurance program and a savings plan for salaried employees. Loews Hotels salaried employees also participate in these benefit plans.

  CNA and its subsidiaries employ approximately 24,700 full-time equivalent employees and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes. CNA and its subsidiaries have comprehensive benefit plans for substantially all of their employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs.

  Diamond Offshore employed approximately 4,000 persons at December 31, 1997, approximately 80 of whom are union members. Diamond Offshore has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees.

  Bulova and its subsidiaries employ approximately 430 persons, approximately 130 of whom are union members. Bulova and its subsidiaries have experienced satisfactory labor relations. Bulova has comprehensive benefit plans for substantially all employees.

Item 2. Properties.

  Information relating to the properties of Registrant and its subsidiaries is contained under Item 1.

Item 3. Legal Proceedings.

  1. CNA is involved in various lawsuits involving environmental pollution claims and litigation with Fibreboard Corporation. Information involving such lawsuits is incorporated by reference to Notes 9 and 18 of the Notes to Consolidated Financial Statements included in Item 8.

NON-INSURANCE

Tobacco Litigation
------------------

  Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke. Tobacco litigation includes claims brought by individual plaintiffs ("Conventional Product Liability Cases"); claims brought as class actions on behalf of a large number of individuals for damages allegedly caused by smoking ("Class Actions"); claims brought on behalf of governmental entities and others, including private citizens suing on behalf of taxpayers, labor unions, Indian Tribes and private companies, seeking, among other alleged damages, reimbursement of health care costs allegedly incurred as a result of smoking ("Reimbursement Cases"); and claims for contribution and/or indemnity of asbestos claims by asbestos manufacturers ("Claims for Contribution"). In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases").

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

  On June 20, 1997, together with other companies in the United States tobacco industry, Lorillard entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings incorporating the features described in the proposed resolution attached to the Memorandum of Understanding (together, the "Proposed Resolution"). The Proposed Resolution can be implemented only by federal legislation. If enacted into law, the legislation would resolve many of the regulatory and litigation issues affecting the United States tobacco industry thereby reducing uncertainties facing the industry. (See Item 1 - Lorillard, Inc. - "Proposed Resolution of Certain Regulatory and Litigation Issues.")

  CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 600 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Lorillard is a defendant in approximately 200 of these cases. The Company is a defendant in 15 cases, eight of which have not been served.

  Plaintiffs in these cases seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100.0 million in compensatory damages and $600.0 million in punitive damages.

  On March 19, 1998, the jury in Dunn v. RJR Nabisco Holdings Corporation, et al. (Superior Court, Delaware County, Indiana, filed May 28, 1993) returned a unanimous verdict in favor of the defendant cigarette manufacturers and their parent entities, including the Company, in the trial of a suit brought by the family of a woman who died of cancer, allegedly caused by exposure to environmental tobacco smoke. Plaintiffs have 30 days from the entry of judgment to appeal the jury's verdict.

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

  During 1997, juries returned verdicts in favor of the defendants in trials in two smoking and health cases in which Lorillard was not a party, Connor v. R.J. Reynolds Tobacco Company (verdict returned May 5, 1997) and Karbiwnyk v. R.J. Reynolds Tobacco Company (verdict returned October 31, 1997) (both cases were tried in the Circuit Court of Duval County, Florida). Appeals are not pending in either case.

  An attorney who represents plaintiffs in a class action pending in Illinois has filed a motion to consolidate and transfer all tobacco lawsuits pending in U.S. federal courts to the U.S. Judicial Panel for Multidistrict Litigation.

  CLASS ACTIONS - There are 58 purported class actions pending against cigarette manufacturers and other defendants, including the Company. Two of the 58 cases have not been served. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One case seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations.

  Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of over 60 law firms from throughout the United States. Lorillard is a defendant in 54 of the 58 cases seeking class certification. The Company is a defendant in 23 of the purported class actions, one of which has not been served. Many of the purported class actions are in the pre-trial, discovery stage.

  Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991). On October 10, 1997, the parties to this class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke executed a settlement agreement which was finally approved by the court on February 3, 1998. The settlement agreement requires Lorillard and three other cigarette manufacturers jointly to pay $300.0 million in three annual installments to create and endow a research institute to study diseases associated with cigarette smoke. The amount to be paid by Lorillard is to be based upon each of the four settling defendants' share of the United States market for the sale of cigarettes. Lorillard presently has approximately 8.8% of the cigarette market in the United States. Based on this calculation, Lorillard is expected to pay approximately $26.0 million of the proposed settlement amount. The plaintiff class members are permitted to file individual suits, but these individuals may not seek punitive damages for injuries that arose prior to January 15, 1997 which enabled them to be members of the class. The defendants that executed the settlement agreement agreed to pay a total of $49.0 million as fees and expenses of the attorneys who represented plaintiffs. Certain of the absent class members objected to the settlement agreement and some have noticed an appeal from the February 3, 1998 order.

  Castano, et al. v. The American Tobacco Company, Inc. et al. (U.S. District Court, Eastern District, Louisiana, March 29, 1994). This case was initiated as a class action on behalf of nicotine dependent smokers in the United States. During 1998, Lorillard Tobacco Company and certain other cigarette manufacturer defendants agreed with the plaintiffs to dismiss this action without prejudice and to toll the statute of limitations as to plaintiffs' claims. Lorillard Tobacco Company paid $1.0 million to reimburse the costs and expenses of plaintiffs' counsel. This amount will be credited against any award of costs and expenses incurred in connection with this suit that plaintiffs' counsel may obtain in the future as a result of the federal legislation implementing the Proposed Resolution, or against any judgment or settlements that such counsel may obtain in the future in similar actions.

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

  Richardson v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 24, 1996). During January of 1998, the court granted plaintiffs' motion for class certification on behalf of Maryland residents who had, presently have, or died from diseases, medical conditions or injuries caused by smoking cigarettes or using smokeless tobacco products; nicotine dependent persons in Maryland who have purchased and used cigarettes and smokeless tobacco products manufactured by the defendants; and Maryland residents who require medical monitoring. The court has not ruled on defendants' motion for reconsideration of the class certification order.

  Scott v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed May 24, 1996). The Company is a defendant in the case. Class certification has been granted on behalf of Louisiana citizens who require medical monitoring. Defendants have noticed on appeal from the class certification order with the Louisiana Court of Appeals.

  Small v. Lorillard Tobacco Company, Inc., et al., Hoskins v. R.J. Reynolds Tobacco Company, et al., Frosina v. Philip Morris Incorporated, et al., Hoberman
v. Brown & Williamson Tobacco Corporation, et al., and Zito v. American Tobacco Company, et al. (Supreme Court, New York County, New York, filed June 19, 1996). Small is the only one of these cases to name Lorillard as a defendant. Small formerly was known as Mroczowski. Plaintiffs' motions for class certification on behalf of New York residents who are nicotine dependent has been granted. Defendants in the five actions have noticed appeals from the orders that granted class certification.

  Reed v. Philip Morris Incorporated, et al. (Superior Court, District of Columbia, filed June 21, 1996). The court has denied plaintiff's motion for class certification.

  Barnes v. The American Tobacco Company, et al. (U.S. District, Eastern District, Pennsylvania, filed August 8, 1996). The District Court has vacated its prior order that granted class certification on behalf of Pennsylvania smokers who require medical monitoring. The court also granted defendants' motion for summary judgment. Plaintiffs have noticed an appeal from both orders to the U.S. Court of Appeals for the Third Circuit.

  Lyons v. The American Tobacco Company, et al. (U.S. District Court, Southern District, Alabama, filed August 8, 1996).

  Chamberlain v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio, filed August 14, 1996). The Company is a defendant in the case.

  Thompson v. American Tobacco Company, Inc., et al. (U.S. District Court, Minnesota, filed September 4, 1996). The Company is a defendant in the case.

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

  Connor v. The American Tobacco Company, et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed October 10, 1996).

  Ruiz v. The American Tobacco Company, et al. (U.S. District Court, Puerto Rico, filed October 23, 1996). The court denied plaintiffs' motion for class certification.

  Hansen v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Arkansas, filed November 4, 1996). The Company is a defendant in the case. Parties have completed briefing of plaintiffs' motion for class certification. The court has indicated to the parties that it will rule on the class certification motion without hearing argument.

  McCune v. American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed January 31, 1997). The Company is a defendant in the case.

  Baker v. American Tobacco Company, et al. (Circuit Court, Wayne County, Michigan, filed February 4, 1997).

  Woods v. Philip Morris Incorporated, et al. (Circuit Court, McDowell County, West Virginia, filed February 4, 1997).

  Green v. American Tobacco Company, et al. (U.S. District Court, Kansas, filed February 6, 1997). The Company is a defendant in the case.

  Peterson v. American Tobacco Company, et al. (U.S. District Court, Hawaii, filed February 6, 1997). The Company is a defendant in the case.

  Walls v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Oklahoma, filed February 6, 1997).

  Selcer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Nevada, filed March 3, 1997). The Company is a defendant in the case.

  White v. Philip Morris, Inc. et al. (Chancery Court, Jefferson County, Mississippi, filed April 18, 1997). The Company is a defendant in the case.

  Insolia v. Philip Morris Incorporated, et al. (Circuit Court, Rock County, Wisconsin, filed April 21, 1997). The court has scheduled trial in this matter to begin on February 1, 1999.

  Geiger v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, filed April 30, 1997). Plaintiffs' motion for class certification was granted on an interim basis and the court certified a class comprised of New York residents who allege lung cancer or throat cancer as a result of smoking cigarettes. Defendants have noticed an appeal from the class certification ruling to the Appellate Division of the New York Supreme Court.

  Cole v. The Tobacco Institute, Inc., et al. (U.S. District Court, Eastern District, Texas, Texarkana Division, filed May 5, 1997).

  Clay v. The American Tobacco Company, Inc., et al. (U.S. District Court, Southern District, Illinois, Benton Division, filed May 22, 1997). Trial in this matter is scheduled to begin on August 17, 1998.

  Anderson v. The American Tobacco Company, Inc., et al. (U.S. District Court, Eastern District, Tennessee, filed May 23, 1997). The Company is a defendant in the case.

  Taylor v. The American Tobacco Company, Inc., et al. (Circuit Court, Wayne County, Michigan, filed May 23, 1997).

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

  Enright v. American Tobacco Company, Inc., et al. (Superior Court, Camden County, New Jersey, filed May 28, 1997).

  Tepper v. Philip Morris Incorporated, et al. (Superior Court, Bergen County, New Jersey, filed May 28, 1997).

  Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997).

  Lippincott v. American Tobacco Company, Inc., et al. (Superior Court, Camden County, New Jersey, filed June 13, 1997).

  Brammer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Iowa, filed June 20, 1997). The Company is a defendant in the case.

  Knowles v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed June 30, 1997). The Company is a defendant in the case.

  Daley v. American Brands, Inc., et al. (U.S. District Court, Northern District, Illinois, filed July 7, 1997). The Company is a defendant in the case.

  Piscitello v. Philip Morris, Incorporated, et al. (Superior Court, Middlesex County, New Jersey, filed July 28, 1997). The Company is a defendant in the case.

  Azorsky v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Western District, Pennsylvania, filed August 15, 1997).

  McCauley v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, Northern District, Georgia, filed August 15, 1997). The court entered an order sua sponte that dismissed plaintiffs' class action allegations.

  Bush v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, Texas, filed September 10, 1997).

  Nwanze v. Philip Morris Companies Inc., et al. (U.S. District Court, Southern District, New York, filed September 29, 1997). The Company is a defendant in the case.

  Badillo v. American Tobacco Company, et al. (U.S. District Court, Nevada, filed October 8, 1997). The Company is a defendant in the case.

  Newborn v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, Western District, Tennessee, filed October 9, 1997).

  Young v. The American Tobacco Company, et al. (Civil District Court, Orleans Parish, Louisiana, filed November 12, 1997). The Company is a defendant in the case.

  Aksamit v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, South Carolina, filed November 20, 1997). The Company is a defendant in the case. Trial is scheduled to begin on August 20, 1998.

  DiEnno v. Liggett Group, Inc., et al. (District Court, Clark County, Nevada, filed December 22, 1997).

  McCauley v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, Southern District, Georgia, filed December 31, 1997). To date, none of the defendants have received service of process.

  Herrera v. The American Tobacco Company, et al. (U.S. District Court, Central District, Utah, filed January 28, 1998). The Company is a defendant in the case.

  Jackson v. Philip Morris Incorporated, et al. (U.S. District Court, Central District, Utah, filed on or about February 13, 1998). The Company is a defendant in the case.

  Parsons v. AC&S, et al. (Circuit Court, Kanawha County, West Virginia, filed February 27, 1998). The Company is a defendant in the case. To date, none of the defendants have received service of process.

  REIMBURSEMENT CASES - Approximately 110 actions are pending in which governmental entities, private citizens, or other organizations, including labor unions and Indian Tribes, seek recovery of funds expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in all such actions. The Company is named as a defendant in 19 of them.

  State Or Local Governmental Reimbursement Cases - To date, suits filed by 41 states, the Commonwealth of Puerto Rico, and the Republic of The Marshall Islands are pending. In addition, cities, counties or other local governmental entities have filed eight such suits. The Company is a defendant in 15 cases filed by state or local governmental entities. Since January 1, 1997, cases brought by Florida, Mississippi and Texas have been settled (see "Settlements of Reimbursement Cases"). Trial for the case brought by the State of Minnesota began on January 20, 1998 and is proceeding. Many of the pending Reimbursement Cases are in the pre-trial, discovery stage.

  The governmental entities pursuing the Reimbursement Cases are doing so at the urging and with the assistance of well known members of the plaintiffs bar who have been meeting with attorneys general in other states to encourage them to file similar suits.

  Moore v. The American Tobacco Company, et al. (Chancery Court, Jackson County, Mississippi, filed May 23, 1994). On July 2, 1997, Lorillard and other defendants entered into a Memorandum of Understanding with the State of Mississippi which settled the State's claims for monetary damages. See "Settlements of Reimbursement Cases" below.

  State of Minnesota, et al. v. Philip Morris Incorporated, et al., (District Court, Ramsey County, Minnesota, filed August 17, 1994). Blue Cross and Blue Shield of Minnesota ("Blue Cross") also is plaintiff in the case. Trial began on January 20, 1998 and is proceeding.

  McGraw v. The American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed September 20, 1994 by the West Virginia Attorney General and state agencies). The Company is a defendant in the case.

  The State of Florida, et al. v. The American Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida, filed February 21, 1995). The trial court granted the Company's motion to dismiss. The Florida Court of Appeal affirmed the order dismissing the Company. On August 25, 1997, Lorillard Tobacco Company and other defendants entered into a Memorandum of Understanding with the State of Florida which settled the State's claims for monetary damages. See "Settlements of Reimbursement Cases" below.

  Commonwealth of Massachusetts v. Philip Morris Inc., et al. (Superior Court, Middlesex County, Massachusetts, filed December 19, 1995). The court has scheduled trial in this matter to begin on February 1, 1999.

  Ieyoub v. The American Tobacco Company, et al. (U.S. District Court, Western District, Louisiana, filed March 13, 1996 by the Louisiana Attorney General). The Company is a defendant in the case.

  The State of Texas v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Texas, filed March 28, 1996). On January 16, 1998, Lorillard Tobacco Company and other defendants entered into a Memorandum of Understanding with the State of Texas which settled the State's claims for monetary damages. See "Settlements of Reimbursement Cases" below. Certain Texas counties and some Texas hospital districts have filed motions to intervene and for declaratory judgment in order to contest the settlement. The court has not ruled on the motions to date.

  State of Maryland v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 1, 1996). The court has scheduled the case for trial on January 5, 1999.

  State of Washington v. The American Tobacco Company, et al. (Superior Court, King County, Washington, filed June 5, 1996). The court has scheduled the case for trial on September 14, 1998.

  City and County of San Francisco, et al. v. Philip Morris Incorporated, et al (U.S. District Court, Northern District, California, filed June 6, 1996 by various California cities and counties).

  State of Connecticut v. Philip Morris Incorporated, et al. (Superior Court, Litchfield District, Connecticut, filed July 18, 1996).

  County of Los Angeles v. R.J. Reynolds Tobacco Company, et al. (Superior Court, San Diego County, filed August 5, 1996). The court has scheduled a bench trial to begin on February 5, 1999 in this matter and in two other cases that assert allegations that defendants violated certain provisions of the California Business and Professions Code. Immediately after the completion of the bench trial, the court will convene a jury as to the remainder of the plaintiff's claims in County of Los Angeles.

  State of Arizona v. The American Tobacco Company, et al. (Superior Court, Maricopa County, Arizona, filed August 20, 1996). The court has scheduled the case for trial on October 7, 1998.

  State of Kansas v. R.J. Reynolds Tobacco Company, et al. (District Court, Shawnee County, Kansas, filed August 20, 1996).

  Kelley v. Philip Morris Incorporated, et al. (Circuit Court, Ingham County, Michigan, filed August 21, 1996 by the Attorney General of Michigan).

  State of Oklahoma, et al. v. R.J. Reynolds Tobacco Company, et al. (District Court, Cleveland County, Oklahoma, filed August 22, 1996). The Company is a defendant in the case. The court has scheduled the case for trial on November 12, 1998.

  People of the State of California v. Philip Morris Incorporated, et al. (Superior Court, San Francisco County, California, filed September 5, 1996 by various California counties and cities and local chapters of various medical societies and associations). The court has scheduled the case for trial on March 1, 1999.

  State of New Jersey v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Middlesex County, New Jersey, filed September 10, 1996).

  State of Utah v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Central Division, Utah, filed September 30, 1996). The Company is a defendant in the case.

  City of New York, et al. v. The Tobacco Institute, et al. (Supreme Court, New York County, filed October 17, 1996).

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

  County of Erie v. The Tobacco Institute, Inc., et al. (Supreme Court, Erie County, New York, filed January 14, 1997).

  State of New York v. The American Tobacco Company, et al. (Supreme Court, New York County, New York, filed January 21, 1997). The Company is a defendant in the case.

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

  State of Nevada v. Philip Morris, Incorporated, et al. (Second Judicial District, Washoe County, Nevada, filed May 21, 1997).

  University of South Alabama v. The American Tobacco Company, et al. (U.S. District Court, Southern District, Alabama, filed May 23, 1997). The Company is a defendant in the case. Plaintiff noticed an appeal to the U.S. Court of Appeals for the Fifth Circuit from the trial court's order that dismissed the action.

  State of New Mexico v. The American Tobacco Company, et al. (First Judicial District Court, Santa Fe County, New Mexico, filed May 27, 1997).

  City of Birmingham, Alabama, and The Greene County Racing Commission v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Alabama, filed May 28, 1997). The Company is a defendant in the case.

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

  State of Idaho v. Philip Morris, Inc., et al. (District Court, Fourth Judicial District, Ada County, Idaho, filed June 9, 1997).

  State of Oregon v. The American Tobacco Company, et al. (Circuit Court, Multnomah County, Oregon, filed June 9, 1997).

  People of the State of California v. Philip Morris, Inc., et al. (Superior Court, Sacramento County, California, filed June 12, 1997).

  State of Maine v. Philip Morris, Incorporated, et al. (Superior Court, Kennebec County, Maine, filed June 17, 1997).

  Rossello, et al. v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, Puerto Rico, filed June 17, 1997). The Company is a defendant in the case.

  State of Rhode Island v. American Tobacco Company, Inc., et al. (Superior Court, Providence, Rhode Island, filed June 17, 1997). The Company is a defendant in the case.

  State of Georgia v. Philip Morris, Inc., et al. (Superior Court, Fulton County, Georgia, filed August 29, 1997).

  Republic of the Marshall Islands v. The American Tobacco Company, et al. (High Court, Republic of the Marshall Islands, filed October 20, 1997). The Company is a defendant in the case.

  State of South Dakota and South Dakota Department of Social Services v. Philip Morris, Inc., et al. (Circuit Court, Sixth Judicial Circuit, Hughes County, South Dakota filed February 23, 1998).

  Private Citizens' Reimbursement Cases - There are five suits pending in which plaintiffs are private citizens. Four of the suits have been filed by private citizens on behalf of taxpayers of their respective states, although governmental entities have filed a reimbursement suit in one of the four states. The Company is a defendant in three of the five pending private citizen Reimbursement Cases. Lorillard is a defendant in each of the cases. Each of these cases is in the pre-trial discovery stage.

  Crozier v. The American Tobacco Company, et al. (Circuit Court, Montgomery County, Alabama, filed August 8, 1996). The Company is a defendant in the case. The suit is on behalf of taxpayers of Alabama.

  Coyne v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio, filed September 17, 1996). The Company is a defendant in the case. The suit is on behalf of taxpayers of Ohio. The court has granted defendants' motion to dismiss. The plaintiffs have noticed an appeal from the court's order granting a motion to dismiss.

  Beckom v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Tennessee, filed May 8, 1997). The Company is a defendant in the case. The suit is on behalf of taxpayers of Tennessee.

  Mason v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Texas, filed December 23, 1997). The suit is on behalf of taxpayers of the U.S. as to funds expended by the Medicaid program.

  The State of North Carolina, et al. v. The American Tobacco Company, et al. (U.S. District Court, Middle District, North Carolina, filed February 13, 1998).

  Reimbursement Cases By Indian Tribes - Indian Tribes have filed five reimbursement suits in their tribal courts, one of which has been dismissed. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the five tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

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

  The Crow Tribe v. The American Tobacco Company, et al. (Tribal Court, Crow Tribe, filed June 10, 1997).

  Muscogee Creek Nation v. The American Tobacco Company, et al. (District Court, Muscogee Creek Nation, Okmulgee District, filed June 20, 1997).

  Crow Creek Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Crow Creek Sioux Tribe, filed September 14, 1997).

  Reimbursement Cases By Labor Unions - Labor unions have filed approximately 47 reimbursement suits in various states in federal or state courts, although two of them have not been served to date. Lorillard is named as a defendant in each of the suits filed to date by unions. The Company is not a defendant in any of the cases filed to date by unions. Each of these cases is in the pre-trial, discovery stage.

  Stationary Engineers Local 39 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 25, 1997.

  Iron Workers Local Union No. 17 Insurance Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Ohio, Eastern Division, filed May 20, 1997). The court has scheduled trial in this matter to begin on February 22, 1999.

  Northwest Laborers-Employers Health and Security Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Western District, Washington, filed May 21, 1997). The court has granted plaintiffs' motion for class certification on behalf of "all existing jointly-administered and collectively bargained-for health and welfare trusts in [the State of] Washington, and/or the trustees of such entities, that have provided or paid for health care and/or addiction treatment costs or services for employees or other beneficiaries." The court has denied defendants' motion for certification of an interlocutory appeal of the class certification order.

  Massachusetts Laborers Health and Welfare Fund v. Philip Morris Inc., et al. (U.S. District Court, Massachusetts, filed June 2, 1997).

  Central Laborers Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, Illinois, filed on or about June 9, 1997).

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

  Oregon Laborers -- Employers Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Oregon, filed June 20, 1997). The court has scheduled the case for trial on an unspecified day during January 1999.

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

  Rhode Island Laborers Health and Welfare Fund v. Philip Morris Incorporated, et al. (U.S. District Court, Rhode Island, filed July 20, 1997).

  Eastern States Health and Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed July 28, 1997).

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

  Construction Laborers of Greater St. Louis Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Missouri, filed September 2, 1997).

  Arkansas Carpenters Health & Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Arkansas, filed September 4, 1997).

  Southeast Florida Laborers District Council Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, Florida, filed September 11, 1997).

  West Virginia--Ohio Valley Area International Brotherhood of Electrical Workers Welfare Fund v. The American Tobacco Company, et al. (U.S. District Court, West Virginia, filed September 11, 1997).

  Teamsters Union No. 142, Health and Welfare Trust Fund and Sheet Metal Workers Local Union No. 20 Welfare and Benefit Fund v. Philip Morris Incorporated, et al. (U.S. District Court, Northern District, Indiana, filed September 12, 1997).

  Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al. (U.S. District Court, Central District, California, filed September 16, 1997).

  Puerto Rican ILGWU Health & Welfare Fund v. Philip Morris Inc., et al. (U.S. District Court, Southern District, New York, filed September 17, 1997).

  New Jersey Carpenters Health Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, New Jersey, filed September 25, 1997).

  New Mexico and West Texas Multi-Craft Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed October 10, 1997).

  Central States Joint Board v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Illinois, filed October 20, 1997).

  International Brotherhood of Teamsters Local 734 v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Illinois, filed October 20, 1997).

  Texas Carpenters Health Benefit Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Texas, Beaumont Division, filed October 31, 1997).

  United Food and Commercial Workers Unions and Employers Health and Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Alabama, filed November 13, 1997).

  B.A.C. Local 32 Insurance Trust Fund, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, Michigan, filed November 14,
1997).

  Screen Actors Guild-Producers Health Plan, et al. v. Philip Morris, Inc., et al. (Superior Court, Los Angeles County, California, filed November 20, 1997).

  IBEW Local 25 Health and Benefit Fund v. Philip Morris, Inc. et al. (U.S. District Court, Southern District, New York, filed November 25, 1997).

  IBEW Local 363 Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed November 25, 1997).

  Local 138, 138A and 138B International Union of Operating Engineers Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed November 25, 1997).

  Local 840, International Brotherhood of Teamsters Health and Insurance Fund v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed November 25, 1997).

  Long Island Council of Regional Carpenters Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed November 25, 1997).

  Day Care Council - Local 205 D.C. 1707 Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed December 8, 1997).

  Local 1199 Home Care Industry Benefit Fund v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed December 8, 1997).

  Local 1199 National Benefit Fund for Health and Human Services Employees v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed December 8, 1997).

  Operating Engineers Local 324 Health Care Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Michigan, filed December 30, 1997). To date, none of the defendants have received service of process.

  Carpenters & Joiners Welfare Fund, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Minnesota, filed December 31, 1997).

  Steamfitters Local Union No. 614 Health & Welfare Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Thirteenth Judicial District, Tennessee, filed January 7, 1998).

  Belk, et al., Trustees of IBEW-NECA Local 505 Health and Welfare Fund v. Philip Morris, Inc., et al. (Circuit Court, Mobile County, Alabama, filed February 19, 1998).

  Reimbursement Cases By Private Companies - Private companies have filed one Reimbursement Case to date, although it has not been served. Lorillard is named as a defendant in the case filed by private companies. The Company is not a defendant in the case filed by private companies.

  Group Health Plan, Inc., et al. v. Philip Morris Incorporated, et al. (District Court, Second Judicial District, Ramsey County, Minnesota, filed March 11, 1998). To date, none of the defendants have received service of process.

  CONTRIBUTION CLAIMS - In addition to the foregoing cases, six cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Three of the cases have not been served. Lorillard is named as a defendant in each action. The Company is named as a defendant in two of the cases, including one that has not been served. Each of these cases is in the pre-trial, discovery stage.

  Raymark Industries v. R.J. Reynolds Tobacco Company, et al. (U.S. States District Court, Middle District, Florida, filed September 15, 1997). The Company is a defendant in the case. To date, neither Lorillard nor the Company have received service of process.

  Raymark Industries v. Brown & Williamson Tobacco Corporation, et al. (U.S. States District Court, Northern District, Georgia, filed September 15, 1997). The Company is a defendant in the case.

  Fibreboard Corporation and Owens-Corning v. The American Tobacco Company, et al. (Superior Court, Alameda County, California, filed December 11, 1997).

  Keene Creditors Trust v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York, filed December 19, 1998). The Company is a defendant in the case.

  Falise, et al., as Trustees of the Manville Personal Injury Settlement Trust
v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed December 31, 1997).

  H.K. Porter Company v. B.A.T. Industries, PLC, et al. (U.S. District Court, Southern District, New York, filed December 31, 1997). To date, none of the defendants have received service of process.

  Raymark Industries v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida, filed December 31, 1997). To date, none of the defendants have received service of process.

  FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Seventeen such cases are pending in federal and state courts. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $15.0 million in compensatory damages and $100.0 million in punitive damages. In the one case of this type that has been tried during 1997, the jury returned a verdict in favor of Lorillard. Trials were held in three cases of this type during 1996. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict, which Lorillard has appealed, requires Lorillard to pay the amount of $140,000, although the award subsequently was reduced to $70,000.

  Trials were held in three cases of this type during 1995. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs, which was upheld on appeal. The Company has paid the compensatory judgment award, trial costs and interest thereon in the amount of $1.6 million on December 30, 1997. The Company has filed a petition for writ of certiorari to the United States Supreme Court as to the punitive damage award, which is pending.

  In addition to the foregoing litigation, one pending case, Cordova v. Liggett Group, Inc., et al. (Superior Court, San Diego County, California, filed May 12,
1992), alleges that Lorillard and other named defendants, including other manufacturers of tobacco products, engaged in unfair and fraudulent business practices in connection with activities relating to the Council for Tobacco Research-USA, Inc., of which Lorillard is a sponsor, in violation of a California state consumer protection law by misrepresenting to or concealing from the public information concerning the health aspects of smoking. The court has scheduled a bench trial to begin on February 5, 1999 in this matter and in two other cases that assert allegations that defendants violated certain provisions of the California Business and Professions Code.

  DOCUMENT DISCOVERY ISSUES - Plaintiffs in a number of the cases pending against the tobacco industry, including cases against Lorillard and the Company, have challenged the claims made by Lorillard and other companies in the tobacco industry that certain documents sought by plaintiffs are protected from disclosure by the attorney-client privilege and work product protection. These challenges include, among other things, allegations that such documents do not contain legal advice or were not prepared for litigation purposes and, thus, are not privileged or protected as attorney work product. Certain plaintiffs in these cases have also alleged that defendants' privileged documents should be discoverable pursuant to the so-called crime/fraud exception which negates the privilege as to documents found to have been related to and prepared in furtherance of an alleged crime or fraud.

  Various courts have addressed these issues and have arrived at differing conclusions as to whether the privilege for some of defendants' documents should be maintained. Some of these rulings are final and, as a result, certain documents as to which defendants have claimed a privilege have been released to plaintiffs.

  In addition, on December 5, 1997, certain documents as to which defendants had claimed privilege were provided to the Chairman of the House Commerce Committee in response to a subpoena. These documents were subsequently made available on the Internet.

  On February 19, 1998, the Committee subpoenaed an additional approximately 39,000 documents which Lorillard and other companies in the tobacco industry have asserted to be privileged. These documents are the subject of a March 7, 1998 ruling in the Reimbursement Case brought by the State of Minnesota, in which the judge ordered that the documents should be released on the basis of the crime/fraud exception. Defendants have exhausted their appeals through the state's judicial system and are seeking a stay of the ruling at the U.S. Supreme Court.

  Under the Proposed Resolution, Lorillard and the other companies in the tobacco industry agreed to establish an industry-funded document depository to allow public viewing of certain industry documents. In recent Congressional testimony, representatives of the tobacco companies offered to make tens of millions of pages of documents public prior to the enactment of any comprehensive legislation to demonstrate their commitment to the principles set forth in the Proposed Resolution. On February 27, 1998, Lorillard and other companies in the tobacco industry posted on the Internet the first installment of these documents for public access. In addition, the court in the Reimbursement Case brought by the State of Minnesota has granted defendants' request to allow public access to the document depository established in that case. The publicly available materials will not include documents containing trade secret information, certain personnel and third party information, or documents for which attorney-client privilege or work product doctrine claims have been asserted.

  Tobacco industry documents have generated extensive media coverage recently and have become a focal point in the litigation. The Company cannot predict the effect disclosure of these documents may have on pending litigation or Congressional consideration of the Proposed Resolution.

  SETTLEMENTS OF REIMBURSEMENT CASES - In furtherance of the Proposed Resolution, Lorillard and other companies in the United States tobacco industry (the "Settling Defendants") have settled Reimbursement Cases brought by the States of Mississippi, Florida and Texas on terms consistent with the Proposed Resolution. The Mississippi action was settled in July 1997, Florida was settled in September 1997 and Texas was settled in January 1998. These settlements resulted in a pre-tax charge to earnings of $163.4 million in 1997.

  Under the Mississippi settlement agreement, the Settling Defendants paid $170.0 million representing Mississippi's estimated share of the $10.0 billion initial payment under the Proposed Resolution, and paid an additional $15.0 million to reimburse Mississippi and its private counsel for out-of-pocket costs. The Settling Defendants also paid approximately $62.0 million to support a pilot program aimed at reducing the use of tobacco products by persons under the age of eighteen. Lorillard's share of all the foregoing payments, approximately $19.5 million, was charged to expense in 1997.

  Beginning December 31, 1998, the Settling Defendants will pay Mississippi amounts based on its anticipated share of the annual industry payments under the Proposed Resolution. These payments, which (except for the payment with respect to 1998) will be adjusted as provided in the Proposed Resolution, are estimated to be $68.0 million with respect to 1998 and will increase annually thereafter to an estimated $136.0 million by 2003, continuing at that level thereafter, and will be allocated among the Settling Defendants in accordance with their relative unit volume of domestic tobacco product sales.

  Under the Florida settlement agreement, the Settling Defendants paid $550.0 million, representing Florida's estimated share of the $10.0 billion initial payment under the Proposed Resolution, and also reimbursed Florida's expenses and those of its private counsel. The Settling Defendants also paid $200.0 million to support a pilot program by Florida aimed at reducing the use of tobacco products by persons under the age of eighteen. Lorillard's share of all the foregoing payments, approximately $59.5 million, was charged to expense in 1997.

  On September 15, 1998, and annually thereafter on December 31, the Settling Defendants will make ongoing payments to Florida in the following estimated amounts - 1998: $220 million; 1999: $247.5 million; 2000: $275 million; 2001:
$357.5 million; 2002: $357.5 million; and each year thereafter $440 million. These amounts are projected to approximate that portion of the annual industry payments under the Proposed Resolution which is contemplated to be paid to Florida. These payments (except for the payment with respect to 1998) will be adjusted as provided in the Proposed Resolution and will be allocated among the Settling Defendants in accordance with their relative unit volume of domestic tobacco product sales.

  Under the Texas settlement agreement, the Settling Defendants agreed to pay Texas an up-front payment of $725.0 million in 1998, representing Texas's estimated share of the $10.0 billion initial payment under the Proposed Resolution, and agreed to reimburse Texas and its private counsel for expenses in the estimated amount of $45.0 million. The Settling Defendants also agreed to pay Texas $264.0 million to support a pilot program aimed at reducing the use of tobacco by persons under the age of eighteen. Lorillard's share of all of the foregoing payments, approximately $84.4 million, was charged to expense in 1997. Several counties and hospital districts in the State of Texas have moved to intervene in this action to amend and/or limit the operation of the court's judgment approving the settlement. In addition, the Governor of Texas has also moved to intervene and has filed a notice of appeal with respect to the judgment in this action. It is unclear what effect these actions would have upon the Texas settlement agreement.

  Beginning in November and December 1998, and on December 31 of each subsequent year, the Settling Defendants will pay Texas 7.25% of the annual industry payments contemplated to be paid to the states under the Proposed Resolution. These payments, which (except for the payments with respect to 1998) will be adjusted as provided in the Proposed Resolution, will be in the following estimated amounts - 1998: $290.0 million; 1999: $326.0 million; 2000: $363.0 million; 2001: $471.0 million; 2002: $471.0 million; and 2003 and each year thereafter: $580.0 million. These payments will be allocated among the Settling Defendants in accordance with their relative unit volume of domestic tobacco product sales.

  The Settling Defendants have also agreed to pay reasonable attorney's fees of private contingency fee counsel of Mississippi, Florida and Texas as set by a panel of independent arbitrators. Each of these payments would be allocated among the Settling Defendants in accordance with their relative unit volume of domestic tobacco product sales and will be subject to an aggregate national annual cap of $500.0 million. Certain of Florida's private contingency fee counsel have challenged the attorneys' fees provision set forth in the Florida settlement agreement, arguing that the settlement agreement has no effect on their rights under their contingency fee agreement with Florida. In November 1997, the court ordered all parties to comply with the provisions for obtaining attorneys' fees, as set forth in the settlement agreement. Certain contingency fee counsel are appealing this ruling. One of these contingency fee counsel has filed suit against certain companies in the tobacco industry, although not Lorillard, alleging, among other things, tortious interference with such counsel's contingency fee agreement with the State.

  If legislation implementing the Proposed Resolution or its substantial equivalent is enacted, the settlements will remain in place, but the terms of the federal legislation will supersede the settlement agreements (except for the terms of the pilot programs and payments thereunder, the initial payments and the annual payments with respect to 1998), and the other payments described above will be adjusted so that Mississippi, Florida and Texas will receive the same payments as they would receive under such legislation.

  If the Settling Defendants enter into any future pre-verdict settlement agreement with a non-federal governmental plaintiff on more favorable terms (after due consideration of relevant differences in population or other appropriate factors), Mississippi, Florida and Texas will obtain treatment at least as relatively favorable as such governmental plaintiff.

  If the federal legislation implementing the Proposed Resolution or its substantial equivalent is enacted, the parties contemplate that Mississippi, Florida and Texas and any other state that has made an exceptional contribution to secure resolution of these matters may apply to a panel of independent arbitrators for reasonable compensation for its efforts in securing the Proposed Resolution. The Settling Defendants have agreed not to oppose applications for $75.0 million by Mississippi, $250.0 million by Florida and $329.5 by Texas, subject to a nationwide annual cap for all such payments of $100.0 million.

  Finally, the Settlement agreements provide that they are not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Settling Defendants solely to avoid the further expense, inconvenience, burden and uncertainty of litigation.

  LIGGETT SETTLEMENT - Liggett Group, Inc. and its parent company, Brooke Group, Ltd., Inc. ("Liggett"), and the Attorneys General for a total of 40 states, have announced that they have reached agreements (the "Liggett Settlements") to settle the reimbursement claims made by those states. The proposed settlements reportedly will require Liggett: to make one-time payments to each of the settling states in an amount of as much as $1.0 million; to pay to the settling states an aggregate percentage of as much as 30% of its pre-tax profits annually for the next 25 years; to acknowledge that cigarette smoking is addictive (Liggett has supplemented the warning notices it places on its cigarette packages to reflect that acknowledgment); to acknowledge that cigarette smoking causes disease; to acknowledge that cigarette companies have targeted marketing programs towards minors; and to cooperate in suits against the other cigarette manufacturers by releasing Liggett documents to the Attorneys General and to allow its employees to testify in these matters. The Liggett Settlements also purport to be on behalf of "all persons who, prior to or during the term of [the Liggett Settlements], have smoked cigarettes or have used other tobacco products and have suffered or claim to have suffered injury as a consequence thereof."

  Pursuant to the Liggett Settlements described above, Liggett has submitted numerous documents from its files to courts and defendants in several of the Reimbursement Cases and in other cases as well. Liggett has also served descriptive logs of such documents on counsel for plaintiffs and defendants in those cases. Defendants have reviewed the Liggett logs and the Liggett documents to determine which Liggett documents are subject to a joint-defense privilege claim by other defendants.

  DEFENSES - One of the defenses raised by Lorillard in certain cases is preemption by the Federal Cigarette Labeling and Advertising Act (the "Labeling Act"). In the case of Cipollone v. Liggett Group, Inc., et al., the United States Supreme Court, in a plurality opinion issued on June 24, 1992, held that the Labeling Act as enacted in 1965 does not preempt common law damage claims but that the Labeling Act, as amended in 1969, does preempt claims against tobacco companies arising after July 1, 1969, which assert that the tobacco companies failed to adequately warn of the alleged health risks of cigarettes, sought to undermine or neutralize the Labeling Act's mandatory health warnings, or concealed material facts concerning the health effects of smoking in their advertising and promotion of cigarettes. The Supreme Court held that claims against tobacco companies based on fraudulent misrepresentation, breach of express warranty, or conspiracy to misrepresent material facts concerning the alleged health effects of smoking are not preempted by the Labeling Act. The Supreme Court in so holding did not consider whether such common law damage actions were valid under state law. The effect of the Supreme Court's decision on pending and future cases against Lorillard and other tobacco companies will likely be the subject of further legal proceedings. Additional litigation involving claims such as those held to be preempted by the Supreme Court in Cipollone could be encouraged if legislative proposals to eliminate the federal preemption defense, pending in Congress since 1991, are enacted. It is not possible to predict whether any such legislation will be enacted.

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

Other Legal Proceedings: In September 1997, a purported class action was commenced by private plaintiffs in Alabama state court alleging that the U.S. tobacco companies and others conspired to fix cigarette prices in Alabama, that agreements leading to price increases were reached during the negotiations leading to the Proposed Resolution, and that prices were increased pursuant to the alleged conspiracy in 1997 (Mosley, et al. v. Philip Morris Companies Inc., et al.). The parties are currently discussing settlement of this action for a payment by defendants in an aggregate amount approximating $60,000 to cover costs incurred by plaintiff's counsel.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        First
                                                                        Became
      Name                    Position and Offices Held       Age       Officer
--------------------------------------------------------------------------------
Gary W. Garson ..........   Vice President and                 51         1988
                             Assistant Secretary
Barry Hirsch ............   Senior Vice President and          64         1971
                             Secretary
Herbert C. Hofmann ......   Senior Vice President              55         1979
Peter W. Keegan .........   Senior Vice President and          53         1997
                             Chief Financial Officer
John J. Kenny ...........   Treasurer                          60         1991
Guy A. Kwan .............   Controller                         55         1987
John G. Malino ..........   Vice President-Real Estate         58         1985
Alan Momeyer ............   Vice President-Human Resources     50         1996
Stuart B. Opotowsky .....   Vice President-Tax                 63         1987
Richard E. Piluso .......   Vice President-Internal Audit      59         1990
Andrew H. Tisch .........   Chairman of the Management         48         1985
                             Committee
James S. Tisch ..........   President and Chief Operating      45         1981
                             Officer
Jonathan M. Tisch .......   Vice President                     44         1987
Laurence A. Tisch .......   Co-Chairman of the Board and       75         1959
                             Co-Chief Executive Officer
Preston R. Tisch ........   Co-Chairman of the Board and       71         1960
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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

Price Range of Common Stock

  Loews Corporation's common stock is listed on the New York Stock Exchange. The following table sets forth the reported consolidated tape high and low sales prices in each calendar quarter of 1997 and 1996:

                                      1997                         1996
                              --------------------------------------------------
                               High           Low           High           Low
--------------------------------------------------------------------------------
First Quarter ............    $112.88       $88.13         $88.25        $74.25
Second Quarter ...........     107.00        85.50          83.50         72.50
Third Quarter ............     114.13        94.63          83.88         73.63
Fourth Quarter ...........     115.63        99.63          95.88         77.13

Dividend Information

  The Company has paid quarterly cash dividends on its common stock in each year since 1967. Regular dividends of $.25 per share of common stock were paid in each calendar quarter of 1997 and 1996.

Approximate Number of Equity Security Holders

  The Company has approximately 3,200 holders of record of Common Stock.

Item 6. Selected Financial Data.


Year Ended December 31                 1997         1996         1995         1994          1993
-------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)

Results of Operations:
Revenues .......................  $20,138.8    $20,442.4    $18,677.4    $13,515.2     $13,686.8
Income before taxes and
  minority interest ............  $ 1,593.2    $ 2,407.8    $ 2,839.3    $   266.1     $   689.4
Net income excluding net
  investment (losses)/gains
  and tobacco litigation
  settlements ..................  $ 1,075.5    $ 1,020.3    $   793.8    $   522.0     $   132.2
Tobacco litigation
  settlements ..................     (122.0)
------------------------------------------------------------------------------------------------
Net operating income ...........      953.5      1,020.3        793.8        522.0         132.2
Net investment (losses)/gains...     (159.9)       363.6        971.9       (254.2)        461.9
------------------------------------------------------------------------------------------------
Net income .....................  $   793.6    $ 1,383.9    $ 1,765.7    $   267.8     $   594.1
================================================================================================

Earnings Per Share:
Net income excluding net
  investment (losses)/gains and
  tobacco litigation settlements  $    9.35    $    8.78    $    6.73     $   4.33     $    1.03
Tobacco litigation settlements .      (1.06)
------------------------------------------------------------------------------------------------
Net operating income ...........       8.29         8.78         6.73         4.33          1.03
Net investment (losses)/gains ..      (1.39)        3.13         8.25        (2.11)         3.60
------------------------------------------------------------------------------------------------
Net income .....................  $    6.90    $   11.91    $   14.98    $    2.22     $    4.63
================================================================================================

Financial Position:
Total assets ...................  $69,577.1    $67,402.9    $65,516.9    $50,336.0     $45,849.8
Long-term debt .................    5,752.6      4,370.7      4,248.2      2,144.4       2,195.7
Shareholders' equity ...........    9,665.1      8,731.2      8,238.7      5,405.3       6,127.2
Cash dividends per share .......       1.00         1.00          .63          .50           .50
Book value per share ...........      84.04        75.92        69.92        45.84         49.79
Shares of common stock
 outstanding ...................      115.0        115.0        117.8        117.9         123.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Insurance

  Property and casualty and life insurance operations are conducted through subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 84% owned subsidiary of the Company.

  CNA is one of the largest commercial insurers in the United States and the third largest property and casualty company and the twenty-second largest life insurance company in the country, based on 1996 net written premiums.

  CNA's property and casualty insurance subsidiaries' statutory surplus grew from $3.4 billion in 1994 to $7.1 billion in 1997. Surplus rose in part ($1.7 billion) due to the acquisition of The Continental Corporation in 1995. Dividends of $175.0, $545.0 and $325.0 million were paid to CNA by Continental Casualty Company in 1997, 1996 and 1995, respectively.

  Statutory surplus of CNA's life insurance subsidiaries grew from $1.1 billion at December 31, 1994 to $1.2 billion at December 31, 1997.

  The liquidity requirements of CNA have been met by funds generated from operations and investing activities. The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums, investment income and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the year ended December 31, 1997, CNA's operating activities generated negative cash flows of $193.0 million compared to positive cash flows of $620.2 million in 1996 and $875.0 million in 1995. CNA's negative cash flows were primarily due to claim payments made resulting from the settlement of the Fibreboard litigation. The impact on cash flow for these claim payments was approximately $1.0 billion in 1997 (see Note 18 of the Notes to Consolidated Financial Statements).

  Net cash flows are primarily invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable securities.

  In 1997, CNA filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to $1.0 billion of debt and preferred stock that became effective on October 22, 1997. On January 8, 1998, CNA issued $150.0 million principal amount of 6.45% senior notes due January 15, 2008 and $150.0 million principal amount of 6.95% senior notes due January 15, 2018. The net proceeds were used to pay down bank loans drawn under a revolving credit facility. Concurrent with the reduction in bank debt, CNA terminated $300.0 million notional amount of interest rate swaps.

  The following table reflects ratings issued by A.M. Best, Standard and Poor's, Moody's and Duff & Phelps for CNA's Continental Casualty Company ("CCC") Intercompany Pool, Continental Insurance Company ("CIC") Intercompany Pool and Continental Assurance Company ("CAC") Intercompany Pool. Also, rated were the senior debt of both CNA and The Continental Corporation (Continental) and CNA's preferred stock.

                        Insurance Ratings           Debt and Stock Ratings
                      ---------------------   ----------------------------------
                          CNA         CIC               CNA                CIC
                      -----------     ---     --------------------------- ------
                                              Senior Commercial Preferred Senior
                      CCC     CAC              Debt    Paper      Stock    Debt
--------------------------------------------------------------------------------

                        Financial Strength
                      ---------------------
A.M. Best             A       A        A-        -       -          -       -
Moody's               A1      A1*      A2        A3      P2         a3      Baa1

                      Claims Paying Ability
                      ---------------------
Standard & Poor's     A+      AA-      A-        A-      A2         A-      BBB-
Duff & Phelps         AA-     AA       -         A-      -          A-      -
--------------------------------------------------------------------------------
*Applies to Continental Assurance Company only.

Cigarettes

  Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

  Lorillard and other cigarette manufacturers continue to be confronted with an increasing level of litigation and regulatory issues.

  The volume of lawsuits against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke has increased substantially in 1997. See
Note 18 of the Notes to Consolidated Financial Statements. In a number of cases, the Company is named as a defendant. Tobacco litigation includes claims brought by individual plaintiffs and claims brought as class actions on behalf of a large number of individuals for damages allegedly caused by smoking; and claims brought on behalf of governmental entities, private citizens, or other organizations seeking reimbursement of health care costs allegedly incurred as a result of smoking. In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard.
In the foregoing actions, plaintiffs claim substantial compensatory and punitive damages in amounts ranging into the billions of dollars.

  In 1997, Lorillard, together with other companies in the United States tobacco industry, reached agreements to settle certain tobacco related litigation. See
"Settlements of Reimbursement Cases" and "Broin v. Philip Morris Companies, Inc.
et al." in Note 18 of the Notes to Consolidated Financial Statements.

FDA Regulations

  The Food and Drug Administration ("FDA") has published regulations (the "FDA
Regulations") severely restricting cigarette advertising and promotion and limiting the manner in which tobacco products can be sold. The FDA premised its regulations on the need to reduce smoking by underage youth and young adults.
The FDA Regulations include:

(i) Regulations making unlawful the sale by retail merchants of cigarettes to anyone under age 18. These regulations also require retail merchants to request proof of age for any person under age 27 who attempts to purchase cigarettes.

(ii)   Regulations limiting all cigarette advertising to

       a black and white, text only format in most publications and outdoor advertising such as billboards, regulations prohibiting billboards advertising cigarettes within 1,000 feet of a school or playground, banning the use of cigarette brand names, logos and trademarks on premium items and prohibiting the furnishing of any premium item in consideration for the purchase of cigarettes or the redemption of proofs-of-purchase coupons.

(iii) Regulations prohibiting the use of cigarette brand names to sponsor sporting and cultural events.

  Lorillard and other cigarette manufacturers have filed a lawsuit, Coyne Beahm, Inc., et al. v. United States Food & Drug Administration, et al., in the United
States District Court for the Middle District of North Carolina challenging the
FDA's assertion of jurisdiction over cigarettes. The Court granted, in part, and denied, in part, plaintiffs' motion for summary judgment. The Court held that if an adequate factual foundation is established, the FDA has the authority to regulate tobacco products as medical devices under the Federal Food, Drug &
Cosmetic Act, may impose restrictions regarding access to tobacco products by persons under the age of 18, and may impose labeling requirements on tobacco products' packaging. The Court, however, also held that the FDA is not authorized to regulate the promotion or advertisement of tobacco products. The
Court also stayed the effective date for the FDA Regulations relating to advertising and promotion of tobacco products, but allowed the access restrictions to take effect as of February 27, 1997. Both the plaintiffs and the defendants have filed an appeal of the District Court's ruling to the Fourth
Circuit Court of Appeals.

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

  The Memorandum of Understanding and the proposed resolution (together, the "Proposed Resolution") resulted from negotiations with state attorneys general, representatives of the public health community and attorneys representing plaintiffs in certain smoking and health litigation. The Proposed Resolution contains certain regulatory and legislative provisions with which the industry does not necessarily agree, but which the industry has agreed to accept in the interest of achieving the Proposed Resolution. The Proposed Resolution can be implemented only by federal legislation. If enacted into law, the legislation would resolve many of the regulatory and litigation issues affecting the United
States tobacco industry thereby reducing uncertainties facing the industry.

  The Proposed Resolution is the subject of continuing review and comment by the White House, Congress, the public health community and other interested parties.
The White House and certain members of the public health community have expressed concern with certain aspects of the Proposed Resolution. Certain members of Congress have offered or indicated that they may offer alternative legislation. Currently, over thirty bills have been introduced in Congress regarding the issues raised in the Proposed Resolution, including bills seeking more stringent regulation of the tobacco industry by the FDA and bills to increase the federal excise tax on tobacco products. Several of these bills seek to increase the payments by the tobacco industry from the levels reflected in the Proposed Resolution and deny the tobacco industry any form of relief from civil litigation. No bill currently introduced would adopt the Proposed
Resolution as agreed to. There can be no assurance that federal legislation in the form of the Proposed Resolution will be enacted or that it will be enacted without modification that is materially adverse to Lorillard or that any modification would be acceptable to Lorillard or that, if enacted, the legislation would not face legal challenges. In any event, the Company believes implementation of the Proposed Resolution would materially adversely affect its consolidated results of operations and financial position. The degree of the adverse impact would depend, among other things, on the final form of implementing federal legislation, the rates of decline in United States cigarette sales in the premium and discount segments and Lorillard's share of the domestic premium and discount cigarette segments.
Moreover, the negotiation and signing of the Proposed Resolution could affect other federal, state and local regulation of the United States tobacco industry.

Advertising and Marketing Restrictions

  The Proposed Resolution would incorporate certain regulations previously promulgated by the FDA and add additional restrictions to curtail tobacco product advertising and marketing, including among other things, a prohibition on the use of human images and cartoon characters in all tobacco product advertising, a ban on all outdoor tobacco product advertising, limiting tobacco product advertising to black text on a white background in most major publications, a ban on sponsorships (including concerts and sporting events) in the name, logo or selling message of a tobacco brand, a ban on all non-tobacco merchandise (such as caps, jackets and bags) bearing the name, logo or selling message of a tobacco brand, a ban on offers of non-tobacco items or gifts based on proofs-of-purchase of tobacco products, and other restrictions.'

  In addition, the Proposed Resolution would require that use of currently employed product descriptors such as "low tar" and "light" be accompanied by a mandatory health disclaimer in advertisements, and would prohibit the use of any new descriptors embodying express or implied health claims unless approved by the FDA. The FDA would also have the corresponding power, but not the obligation, to modify advertising restrictions with respect to tobacco products that it concludes present sufficiently reduced health risks. Exemplars of all new advertising and tobacco product labeling would be submitted to the FDA for its ongoing review.

Warnings and Labeling

  The Proposed Resolution would mandate a new set of rotating warnings to be placed on packages of tobacco products with greater prominence than previous warnings. The new rotating warnings would also appear in all advertisements and would occupy 20% of press advertisements. Cigarette packs would also carry the FDA mandated statement of intended use ("Nicotine Delivery Device").

Access Restrictions

  The Proposed Resolution would restrict access to tobacco products by minors.
Without preventing state and local governments from imposing stricter measures, the Proposed Resolution would incorporate regulations previously promulgated by the FDA that restrict access to tobacco products and would also add additional restrictions. Taken together, these access restrictions would set a minimum age of 18 to purchase tobacco products, require retailers to check photo identification of anyone under 27 years of age, establish a requirement of face-to-face transactions for all sales of tobacco products, and other access restrictions intended to reduce access by youth to tobacco products.

Surcharge for Failure to Achieve Underage Smoking Reduction Goals

  The Proposed Resolution would impose surcharges on the tobacco industry if required reductions in underage smoking are not achieved. A "look back" provision would require the following reductions in the incidence of underage smoking from estimated levels over the past decade: 30% in the fifth and sixth years after enactment of implementing federal legislation, 50% in the seventh, eighth and ninth years, and 60% in the tenth year, with incidence remaining at such reduced levels thereafter.

  For any year in which these required reductions are not met, the FDA must impose a mandatory surcharge on the participating members of the cigarette industry. The annual surcharge would be $80 million for each percentage point by which the reduction in underage smoking falls short of the required reductions.
The annual surcharge would be subject to a $2 billion annual cap (as adjusted for inflation). The surcharge would be the joint and several obligation of participating manufacturers allocated among participating manufacturers based on their market share of the United States cigarette industry. Manufacturers could receive a partial refund of this surcharge (up to 75%) only after paying the assessed amount and only if they could thereafter prove to the FDA that they had fully complied with the Proposed Resolution, had taken all reasonably available measures to reduce youth tobacco usage and had not acted to undermine the achievement of the reduction goals.

Regulation

  Under the Proposed Resolution, the FDA would oversee the development, manufacturing, marketing and sale of tobacco products in the United States, including FDA approval of ingredients and imposition of standards for reducing or eliminating the level of certain constituents, including nicotine.

  Under the Proposed Resolution, tobacco would continue to be categorized as a "drug" and a "device" under the Food, Drug and Cosmetic Act. The FDA's authority to regulate tobacco products as "restricted medical devices" would be explicitly recognized and tobacco products would be classified as a new subcategory of Class II devices.

  For a period of at least twelve years after implementing legislation is effective, the FDA would be permitted, subject to certain procedures and judicial review, to adopt performance standards that require the modification of existing tobacco products, including the gradual reduction, but not the elimination, of nicotine yields, and the possible elimination of other constituents or components of the tobacco product.

  The Proposed Resolution would also require, effective three years from the date of implementing legislation, that no cigarette sold in the United States can exceed a 12 mg. "tar" yield, using the Federal Trade Commission's presently existing methodology to determine "tar" yields.

  Beginning twelve years after implementing legislation becomes effective, the FDA would be permitted, if certain findings are met, to set performance standards that exceed those discussed above, including the elimination of nicotine and the elimination of other constituents or other demonstrated harmful components of tobacco products.

  The Proposed Resolution would subject the tobacco industry to the FDA's "good manufacturing practice" standards, including requirements regarding quality control systems, FDA inspections and record-keeping and reporting.

Public Disclosure

  The Proposed Resolution would require the tobacco industry to disclose to the public previously confidential internal laboratory research as well as certain other documents relating to smoking and health, addiction or nicotine dependency, "safer or less hazardous" cigarettes and underage tobacco use and marketing. The Proposed Resolution would also require the industry to disclose all such internal laboratory research generated in the future.

Compliance Programs

  Participating tobacco manufacturers would be required to create, and to update each year, plans to ensure compliance with all applicable laws and regulations, to identify ways to reduce underage use of tobacco products, and to provide internal incentives for reducing underage use and for developing products with "reduced risk." Participating manufacturers would also be required to implement compliance programs setting compliance standards and procedures for employees and agents that are reasonably capable of reducing violations.

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

Public Smoking

  The Proposed Resolution would mandate minimum federal standards governing smoking in public places or at work, with states and localities retaining power to impose stricter requirements.

Industry Payments

  The Proposed Resolution would require participating manufacturers to make substantial payments in the year of implementation and thereafter ("Industry
Payments"). Participating manufacturers would be required to make an aggregate
$10 billion initial Industry Payment on the date federal legislation implementing the terms of the Proposed Resolution is signed. This Industry
Payment would be based on relative market capitalizations and Lorillard currently estimates that its share of the initial Industry Payment would be approximately $750 million which would be funded from a combination of available cash and borrowings, if required. Thereafter, the companies would be required to make specified annual Industry Payments determined and allocated among the companies based on volume of domestic sales as long as the companies continue to sell tobacco products in the United States. These Industry Payments, which would begin on December 31 of the first full year after implementing federal legislation is signed, would be in the following amounts (at 1996 volume levels): year 1: $8.5 billion; year 2: $9.5 billion; year 3: $11.5 billion; year
4: $14 billion; and each year thereafter: $15 billion. These Industry Payments would be increased by the greater of 3% or the previous year's inflation rate determined with reference to the Consumer Price Index. The Industry Payments would increase or decrease in proportion to changes from 1996 domestic sales volume levels. Volume declines would be measured based on adult sales volume figures; volume increases would be measured by total sales volume. If sales volume declines but the industry's domestic net operating profit exceeds base year inflation-adjusted levels, the reduction in the annual Industry Payment due to volume decline, if any, would be offset to the extent of 25% of the increased profit. At current levels of sales and prior to any adjustment for inflation, the Proposed Resolution would require total Industry Payments of $368.5 billion over the first 25 years (subject to credits described below in connection with potential civil tort liability).

  The Industry Payments would be separate from any surcharges required under the "look back" provision discussed above under the heading "Surcharge for Failure to Achieve Underage Smoking Goals." The Industry Payments would receive priority and would not be dischargeable in any bankruptcy or reorganization proceeding and would be the obligation only of entities selling tobacco products in the United States (and not their affiliated companies). The Proposed Resolution provides that all payments by the industry would be ordinary and necessary business expenses in the year of payment, and no part thereof would be either in settlement of an actual or potential liability for a fine or penalty (civil or criminal) or the cost of a tangible or intangible asset. The Proposed Resolution would provide for the pass-through to consumers of the annual Industry Payments in order to promote the maximum reduction in underage use.

Effects on Litigation

  If enacted, the federal legislation provided for in the

Proposed Resolution would settle present state-wide claims seeking, among other damages, reimbursement of health care costs allegedly incurred as a result of smoking (or similar actions brought by or on behalf of any governmental entity)
("Reimbursement Cases"), parens patriae and smoking and health class actions and all addiction/dependence claims and would bar similar actions from being maintained in the future. However, the Proposed Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. In furtherance of the Proposed Resolution, Lorillard and other companies in the United States tobacco industry have settled Reimbursement
Cases brought by the states of Florida, Mississippi and Texas on terms consistent with the Proposed Resolution. The Mississippi action was settled in July 1997, Florida was settled in September 1997 and Texas was settled in January 1998 (see "Results of Operations"). Lorillard may enter into discussions with certain other states with Reimbursement Cases scheduled to be tried this year with regard to the postponement or settlement of such actions pending the enactment of the legislation contemplated by the Proposed Resolution. No assurance can be given whether a postponement or settlement will be achieved, or, if achieved, as to the terms thereof. The Proposed Resolution would not affect any smoking and health class action or any Reimbursement Case that is reduced to final judgment before implementing federal legislation is effective.

  Under the Proposed Resolution, the rights of individuals to sue the tobacco industry would be preserved, as would existing legal doctrine regarding the types of tort claims that can be brought under applicable statutory and case law except as expressly changed by implementing federal legislation. Claims, however, could not be maintained on a class or other aggregated basis and could be maintained only against tobacco manufacturing companies (and not their retailers, distributors or affiliated companies). In addition, all punitive damage claims based on past conduct would be resolved as part of the Proposed
Resolution and future claimants could seek punitive damages only with respect to claims predicated upon conduct taking place after the effective date of implementing federal legislation. Finally, except with respect to actions pending as of June 9, 1997, third-party payor (and similar) claims could be maintained only based on subrogation of individual claims. Under subrogation principles, a payor of medical costs can seek recovery from a third party only by "standing in the shoes" of the injured party and being subject to all defenses available against the injured party.

  The Proposed Resolution contemplates that participating tobacco manufacturers would enter into a joint sharing agreement for civil liabilities relating to past conduct. Judgments and settlements arising from tort actions would be paid as follows: (i) the Proposed Resolution would set an annual aggregate cap equal to 33% of the annual base Industry Payment (including any reductions for volume declines); (ii) any judgments or settlements exceeding the cap in a year would roll over into the next year; (iii) while judgments and settlements would run against the defendant, they would give rise to an 80-cents-on-the-dollar credit against the annual Industry Payment; and (iv) finally, any individual judgments in excess of $1 million would be paid at the rate of $1 million per year unless every other judgment and settlement could first be satisfied within the annual aggregate cap. In all circumstances, however, the companies would remain fully responsible for costs of defense and certain costs associated with the fees of attorneys representing certain plaintiffs in the litigation that would be settled by the Proposed Resolution.

Proposed Excise Tax Increases

  The United States federal excise tax on cigarettes is presently $12 per 1,000 cigarettes ($0.24 per pack of 20 cigarettes). In early August of 1997, the United States Congress approved and the President signed into law an increase in the federal excise tax on cigarettes of $7.50 per 1,000 cigarettes ($0.15 per pack of

20 cigarettes). This increase is phased in at a rate of $5.00 per 1,000 cigarettes in the year 2000 and an additional $2.50 per 1,000 cigarettes in the year 2002. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. Such actions may adversely affect Lorillard's volume, operating revenues and operating income.

                                     * * * *

  Funds from operations continue to exceed operating requirements. Lorillard generated net cash flow from operations of approximately $521.4 million for the year ended December 31, 1997, compared to $418.3 million for the prior year.

Hotels

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews
Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Loews Hotels is constructing a new 800 room property in Miami Beach, Florida which is scheduled to open in late 1998. Initial funding for this project has been provided by Loews Hotels and the City of Miami Beach. The balance of the funds necessary for construction are being provided by a first mortgage.

  Loews Hotels has entered into an agreement with the owners of the Universal
Florida resort to develop hotels at the resort. Capital expenditures in relation to the Universal Florida hotel project are expected to be funded by a combination of equity contributions by the development partners and mortgages.

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from operations. Loews Hotels expects to obtain its share of the equity contributions for the development and acquisition of hotels (anticipated to amount to approximately $138.0 million during the next three years for existing development projects) under arrangements with the Company.

Offshore Drilling

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond
Offshore Drilling, Inc. is a 50.3% owned subsidiary of the Company.

  In April 1997, Diamond Offshore completed a public offering of 2.5 million shares of its common stock for net proceeds of approximately $82.3 million.
Diamond Offshore used these funds to acquire the Polyconfidence, a semisubmersible accommodation vessel currently working in the U.K. sector of the North Sea. As a result of the public offering, the Company's ownership interest in Diamond Offshore declined to 50.3% and the Company recorded a pre-tax gain of approximately $29.1 million in the second quarter of 1997.

  Diamond Offshore continues to benefit from increased demand and the recent tight supply of major offshore drilling rigs worldwide. These conditions are due, in part, to the increasing impact of technological advances, including 3-D seismic, horizontal drilling, and subsea completion procedures, on oil and gas exploration and development economics. To address the current tight supply situation, customers continue to seek to contract rigs for longer terms (as opposed to contracts for the drilling of a single well or a group of wells) and often will pay for upgrades and modifications necessary for more challenging drilling locations in order to assure rig availability. Diamond Offshore seeks to have a foundation of long-term contracts with a reasonable balance of short-term or well-to-well contracts to minimize risk while participating in the benefit of increasing dayrates in a rising market.

  Diamond Offshore continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deep water and harsh environment operations. In March 1997, Diamond Offshore completed the major upgrade of the Ocean Star to fourth-generation capabilities and the rig began a three-year commitment in the deep water market of the Gulf of Mexico. In July
1997, the Ocean Clipper I began a four-year contract in the deep water market of the Gulf of Mexico following its upgrade project. The Ocean Victory, previously stacked in the North Sea, completed modifications in connection with its three-year deep water drilling program which began in November 1997. In addition, Diamond Offshore is scheduled to begin the conversion of the Polyconfidence, a semisubmersible accommodation vessel, in early 1998 in connection with a five-year commitment in the Gulf of Mexico anticipated to begin in late 1999.

The ability to minimize costs and downtime is critical to Diamond Offshore's results of operations. The improved opportunities for the offshore contract drilling industry worldwide have resulted in increased demand for and a shortage of experienced personnel and equipment, including drill pipe and riser, necessary on offshore drilling rigs. Diamond Offshore does not consider the shortage of such personnel and equipment currently to be a material factor in its business. However, because of the increased demand for oil field services, a significant increase in costs, including compensation and training, is likely to occur if present trends continue for an extended period. In addition, because of periodic inspections required by certain regulatory agencies, 15 of Diamond
Offshore's rigs will be in the shipyard for a portion of 1998. Diamond Offshore intends to focus on returning these rigs to operations as soon as reasonably possible, in order to minimize the downtime and associated loss of revenues.

  In February 1998, a fire was detected in the engine room of the Ocean Victory, which was operating in the Gulf of Mexico. Although the fire was contained and extinguished, damage was done to the power and electrical systems aboard the rig. It is possible that the repair period could remove the rig from service for a significant portion of 1998. Diamond Offshore expects that its insurance will cover the repairs, but the loss of revenue during the repair period is not covered by insurance. As a result, the loss of such revenues will reduce Diamond
Offshore's results of operations for 1998.

  The recent improvement in the current results of operations and prospects for the offshore contract drilling industry as a whole has led to increased rig construction and enhancement programs by Diamond Offshore's competitors. A significant increase in the supply of technologically advanced rigs capable of drilling in deep water may have an adverse effect on the average operating dayrates for Diamond Offshore's rigs, particularly its more advanced semisubmersible units, and on the overall utilization level of Diamond
Offshore's fleet. In such case, Diamond Offshore's results of operations would be adversely affected.

  In order to effectively compete in this market, Diamond Offshore is required to incur significant capital expenditures to meet customer requirements as well as fund its own rig enhancement program. Diamond Offshore expects to spend approximately $108.5 million during 1998 for rig upgrades in connection with contract requirements. In addition, it has budgeted $126.7 million for 1998 capital expenditures associated with its continuing rig enhancement program, spare equipment and other corporate requirements.

  Diamond Offshore generated net cash flow from operations of approximately
$396.4 million for the year ended December 31, 1997, compared to $210.2 million for the prior year. It is anticipated that funds for capital expenditures and working capital requirements will be provided by cash flow from operations. In
February 1997, Diamond Offshore sold $400.0 million principal amount of 3 3/4% convertible subordinated notes due February 15, 2007.

  Historically, the offshore contract drilling industry has been highly competitive and cyclical, and Diamond Offshore cannot predict the extent to which current conditions will continue.

Watches and Clocks

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from operations. No material capital expenditures are anticipated during 1998.

Parent Company

On September 16, 1997, the Company sold $1.2 billion principal amount of 3 1/8%
Exchangeable Subordinated Notes due 2007. See Note 11 of the Notes to
Consolidated Financial Statements. In addition, on January 15, 1997, the Company redeemed its $200.0 million principal amount of 8 1/4% debentures due 2007 at a price of 103.6%

  The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

INVESTMENTS

  Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments. Equity securities, which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value with a net unrealized loss of $3.2 million at December 31, 1997, compared to $22.4 million at December 31, 1996.

  The Company enters into short sales and invests in certain derivative instruments for a number of purposes, including: (i) for its asset and liability management activities, (ii) for income enhancements for its portfolio management strategy, and (iii) to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction from what management expects, significant losses may occur.

  Monitoring procedures include senior management review of daily detailed reports of existing positions and valuation fluctuations to ensure that open positions are consistent with the Company's portfolio strategy.

  The credit exposure associated with these instruments is generally limited to the positive market value of the instruments and will vary based on changes in market prices. The Company enters into these transactions with large financial institutions and considers the risk of nonperformance to be remote.

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex or volatile, nor do these instruments contain imbedded leverage features which would expose the Company to a higher degree of risk. See "Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and Note 4 of the Notes to Consolidated Financial Statements for additional information with respect to derivative instruments, including recognized gains and losses on these instruments.

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

  The general account portfolio consists primarily of high quality (BBB or higher) marketable fixed maturities, 95.0% and 94.2% of which are rated as investment grade at December 31, 1997 and 1996, respectively.

The following table summarizes the ratings of CNA's general account fixed maturity bond portfolio at fair value:



December 31                                         1997                1996
--------------------------------------------------------------------------------
(Amounts in millions of dollars)

U.S. government and affiliated securities   $13,679.0  46.4%    $11,623.0  42.0%
Other AAA rated                               8,801.0  29.9       9,277.0  33.5
AA and A rated                                3,796.0  12.9       3,786.0  13.7
BBB rated                                     1,695.0   5.8       1,387.0   5.0
Below investment grade                        1,480.0   5.0       1,581.0   5.8
--------------------------------------------------------------------------------
Total                                       $29,451.0 100.0%    $27,654.0 100.0%
================================================================================

Approximately 73.8% of Separate Account investments are used to fund guaranteed investments contracts for which CAC guarantees principal and a specified return to the contract holders. The following table summarizes the ratings of CNA's guaranteed investment contract Separate Account fixed maturity bond portfolio at fair value:


December 31                                        1997                 1996
--------------------------------------------------------------------------------
(Amounts in millions of dollars)

U.S. government and affiliated securities   $  148.0   3.9%     $  192.0   5.0%
Other AAA rated                              2,401.0  62.6       2,279.0  59.0
AA and A rated                                 569.0  14.8         723.0  18.7
BBB rated                                      406.0  10.6         345.0   8.9
Below investment grade                         310.0   8.1         324.0   8.4
--------------------------------------------------------------------------------
Total                                       $3,834.0 100.0%     $3,863.0 100.0%
================================================================================

  The ratings in the two tables above are primarily from independent rating agencies (89.8% and 89.0% of the general account portfolio, and 82.1% and 84.7% of the guaranteed investment portfolio in 1997 and 1996, respectively, were rated by major rating agencies). In addition, CNA's investments in mortgage loans and real estate as a percentage of total assets are substantially below industry average.

  High yield securities are bonds rated below investment grade by bond rating agencies and other unrated securities which, in the opinion of management, are below investment grade (below BBB). High yield securities generally involve a greater degree of risk than investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. CNA's concentration in high yield bonds including Separate Account business was approximately 3.2% of its total assets at December 31, 1997 and 1996.

  Included in CNA's fixed maturity securities at December 31, 1997 (general and guaranteed investment portfolios) are $7.2 billion of asset-backed securities, consisting of approximately 11.2% in U.S. government agency issued pass-through certificates, 40.0% in collateralized mortgage obligations ("CMO's"), 29.8% in corporate asset-backed obligations and 19.0% in corporate mortgage-backed pass-through securities.

  CMO's are subject to prepayment risks that tend to vary with changes in interest rates. During periods of declining interest rates, CMO's generally prepay faster as the underlying mortgages are prepaid and refinanced by borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments are generally slow which may result in a decrease in yield or a loss as a result of the slower prepayments. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. CNA avoids investments in complex mortgage derivatives without readily ascertainable market prices. At December 31, 1997, the fair value of asset-backed securities was greater than the amortized cost by approximately $114.0 million, as compared to net unrealized losses of approximately $5.0 million for the comparable period a year ago.

  At December 31, 1997 and 1996, short-term investments consisted primarily of U.S. treasury bills and commercial paper.

  CNA invests from time to time in certain derivative financial instruments to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk). CNA also uses derivatives to mitigate the risk associated with its indexed group annuity contract by purchasing S&P 500 futures contracts in a notional amount equal to the original customer deposit.

  CNA considers its derivatives as being held for purposes other than trading. Derivative securities, except for interest rate swaps associated with corporate borrowings, are recorded at fair value at the reporting date with changes in market value reflected in investment gains and losses. The interest rate swaps on corporate borrowings are accounted for on the accrual basis with the related income or expense recorded as an adjustment to interest expense.

  As of December 31, 1997 CNA's general account investments in bonds and redeemable preferred stocks were carried at a fair value of $29.5 billion, compared to $27.7 billion at December 31, 1996. At December 31, 1997 and 1996, net unrealized gains on fixed maturity securities amounted to approximately $528.0 and $181.0 million, respectively. The gross unrealized gains and losses for the fixed maturity securities portfolio at December 31, 1997 were $644.0 and $116.0 million, respectively, compared to $444.0 and $263.0 million, respectively, at December 31, 1996.

  Net unrealized gains on general account bonds at December 31, 1997 include net unrealized losses on high yield securities of $2.0 million, compared to unrealized gains of $34.0 million at December 31, 1996. Carrying and fair values of high yield securities in the general account were $1.5 billion at December 31, 1997, compared to $1.6 billion at December 31, 1996.

  At December 31, 1997, total Separate Account cash and investments amounted to $5.7 billion with taxable fixed maturities representing approximately 83.4% of the Separate Account portfolio. Approximately 73.8% of Separate Account investments are used to fund guaranteed investments contracts for which CAC guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment contract portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. One Separate Account product is an indexed group annuity contract for institutional investors which guarantees the S&P 500 rate of return plus 25 basis points per annum. Deposits are taken for a three- year period with no payout until the end of the period. CNA mitigates the risk associated with the contract liability by a combination of purchasing S&P 500 futures contracts in a notional amount equal to the original deposit and investing in high quality securities. The futures contracts are adjusted regularly to approximate the future liability to the contract holder. The gross notional amount of these futures totaled $860.0 and $394.0 million at December 31, 1997 and 1996, respectively.

  At December 31, 1997, fixed maturity securities in the guaranteed investment contract portfolio are carried at fair value, and amounted to $4.0 billion. At December 31, 1997, net unrealized gains on fixed maturity securities in these Separate Accounts amounted to approximately $71.0 million. This compares to net unrealized losses of $0.7 million at December 31, 1996. The gross unrealized gains and losses for the fixed maturity securities portfolio at December 31, 1997 were $87.0 and $16.0 million, respectively, compared to $55.0 and $55.7 million, respectively, at December 31, 1996.

  High yield securities in the guaranteed investment contract portfolio are carried at fair value and amounted to $310.0 and $324.0 million at December 31, 1997 and 1996, respectively. Net unrealized losses on high yield securities held in such Separate Account portfolio were $1.0 million at December 31, 1997, compared to $8.0 million at December 31, 1996.

RESULTS OF OPERATIONS

  Revenues in 1997 decreased by $303.6 million, or 1.5%, and increased by $1.5 billion, or 7.8%, in each case as compared to 1996 and 1995, respectively. Net income declined by $590.3 and $972.1 million, or 42.7% and 55.1% as compared to 1996 and 1995, respectively. Revenues include $(113.6), $676.5 and $1,578.0 million and net income includes $(159.9), $363.6 and $971.9 million of investment (losses) gains for the years 1997, 1996 and 1995, respectively.

  Net investment losses in 1997 resulted primarily from losses on equity index securities and short sales by non-insurance companies, partially offset by net investment gains of insurance companies (see information concerning the components of investment (losses) gains of non-insurance companies included in "Results of Operations-Other," below). The Company enters into these investment positions for a number of purposes: (i) for its asset and liability management activities, (ii) for income enhancements for its portfolio management strategy; and (iii) to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction from what management expects, significant losses may occur.

  Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

  The Company continues to maintain its equity index and short sale positions in 1998 and has experienced additional significant losses from these positions.

Insurance

  Property and casualty operations showed a modest improvement in 1997 as a result of increased net investment gains.

  Property and casualty revenues decreased by $47.3 million, or 0.4%, and increased $1.9 billion, or 16.7%, as compared to 1996 and 1995, respectively.


  Property and casualty premium revenues decreased by $200.0 million, or 2.0%, and increased $1.2 billion, or 13.8%, as compared to 1996 and 1995, respectively. Premium revenues declined, as compared to 1996, due primarily to lower professional and specialty ($157.0 million), general liability and commercial automobile ($72.0 million), and reinsurance and other premiums ($106.0 million). These declines were partially offset by increased accident and health premiums ($163.0 million).

  Professional and specialty earned premiums declined due primarily to lower financial insurance premiums of approximately $90.0 million and agricultural insurance of $85.0 million. General liability and commercial automobile earned premiums declined as a result of a soft market which has made profitable growth difficult to achieve. The reduced premiums from reinsurance are attributable to a decline in CNA's London business.

  Premium revenues increased, as compared to 1995, due primarily to higher workers' compensation ($369.0 million), accident and health ($363.0 million), and multiple peril ($188.0 million) premiums. The increase over 1995 is primarily a result of an improvement in the involuntary market and CNA voluntarily writing more of that business, and a full year of CIC's business included in 1997, as compared to the period of May 10 to December 31, 1995.

  Property and casualty investment income decreased by $91.0 million, or 4.8%, and increased $91.0 million, or 5.4%, as compared to 1996 and 1995, respectively. The decline, as compared to 1996, is principally due to overall lower yields primarily in the bond market due to lower interest rates. The increase, as compared to 1995, reflects a higher base of invested assets, partially offset by lower bond yields. The bond segment of the investment portfolio yielded 6.5% in 1997, compared with 6.8% and 6.9% in 1996 and 1995, respectively.

  Pre-tax investment gains amounted to $592.5, $473.6 and $320.6 million for the years 1997, 1996 and 1995, respectively.

  Net income excluding net investment gains of CNA's property and casualty insurance subsidiaries was $386.2 million for 1997, compared to $444.8 and $355.3 million in 1996 and 1995, respectively. Net investment gains for 1997 were $323.6 million, compared to $255.6 and $174.8 million in 1996 and 1995, respectively.

  Underwriting results, which include insurance and insurance-related operations, deteriorated by 1.7%, primarily the result of an extremely competitive commercial market place exerting pressure on pricing and increased operating expenses. Operating expenses increased as a result of technology and system upgrades and consulting costs. Property and casualty underwriting losses were $1.2 billion in 1997, compared to $1.1 and $1.1 billion in 1996 and 1995, respectively. Underwriting results in 1996 generally reflected improved loss experience from workers' compensation business, partially offset by lower results from personal lines.

  Catastrophe losses for 1997 on a pre-tax basis were approximately $92.0 million, compared with $315.0 million in 1996 and $149.0 million in 1995. CNA's 1997 and 1996 catastrophe losses were primarily weather related losses, including winter storms, tornadoes and flooding. CNA's 1995 catastrophe losses related primarily to tropical storms and hail storms in Texas.

  CNA's property and casualty results of operations are significantly impacted by actuarial estimates of claim and claim expense reserves. These reserves represent an accumulation of the amounts CNA feels are necessary to settle all outstanding claims, including incurred but not reported claims.

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

  The following favorable (adverse) reserve development reflects the effects of management's ongoing evaluation of reserve levels and is comprised of the following components:

                                                1997         1996          1995
--------------------------------------------------------------------------------
(Amount in millions)

Asbestos                                     $(105.0)      $(50.5)      $(273.7)
Environmental Pollution                                     (64.7)       (226.0)
Other                                          361.0        206.2         377.7
--------------------------------------------------------------------------------
Total                                        $ 256.0       $ 91.0       $(122.0)
================================================================================

  Management believes its reserves for environmental pollution and asbestos claims are appropriately established based upon known facts and current case law. However, due to the inconsistencies of court coverage decisions, the number of waste sites subject to clean-up, the standards for clean-up and liability, and other factors, the ultimate exposure to CNA for these claims may vary materially from the amounts currently recorded, resulting in a potential increase in the claim reserves recorded. In addition, issues related to, among other things, specific policy provisions, allocation of liability among insurers, consequences of conduct of the insured, missing policies and proof of coverage make quantification of liabilities exceptionally difficult and subject to adjustment based upon newly available data. Due to the uncertainties and factors described above, the ultimate exposure to CNA for environmental pollution claims may vary substantially from the amounts currently recorded.

  Unfavorable 1997 asbestos reserve development of $105.0 million results from CNA's ongoing monitoring of current payment and settlement patterns, current pending cases and potential future claims.

  Other 1997 favorable loss reserve development of $361.0 million was attributable to approximately $540.0 million in involuntary risk business, and approximately $200.0 million in personal lines business, partially offset by unfavorable loss and loss adjustment expense development of $379.0 million in commercial lines. The 1997 favorable loss development was offset in part by unfavorable premium development of approximately $340.0 million in involuntary risk business and $170.0 million favorable premium development in commercial lines.

  Other 1996 and 1995 favorable reserve development, which aggregated $206.2 and $377.7 million, respectively, was principally due to favorable claim frequency (rate of claim occurrence) and severity (average cost per claim) experience in the workers' compensation line of business. These trends reflect the positive effects of changes in workers' compensation laws, more moderate increases in medical costs, and a generally strong economy in which individuals return to the workplace more quickly.

  Life insurance revenues increased by $87.9 and $514.7 million, or 2.2% and 14.2%, as compared to 1996 and 1995, respectively. Life premium revenues increased by $83.4 and $424.0 million, or 2.5% and 14.1%, as compared to 1996 and 1995, respectively. Life and annuity group premiums increased by $68.0 million, as compared to 1996. Group accident and health premiums increased by $337.0 million and individual life and annuity premiums increased by $145.0 million, as compared to 1995. These increases reflect increased business for CNA's Viaterm and single premium guaranteed annuities, partially offset by a reduction in CNA's foreign operations. Life investment income increased by approximately 4.8% due to a larger asset base generated from increased cash flows resulting from premium growth. The bond segment of the life investment portfolio yielded 6.4% in 1997, compared to 6.5% and 6.9% in 1996 and 1995, respectively.

  CNA's life insurance subsidiaries' net income excluding net investment gains was $85.8 million for 1997, compared to $94.4 and $91.3 million for 1996 and 1995, respectively. The decline in net operating income is primarily due to poor experience in certain group accident and health contracts and increased expenses related to new business initiatives. Net investment gains for 1997 were $81.4 million, compared to $80.5 and $71.9 million for 1996 and 1995, respectively.

Cigarettes

  Revenues increased by $177.7 and $335.7 million, or 7.9% and 16.1%, as compared to 1996 and 1995, respectively. Net income decreased by $81.3 and $21.9 million, or 18.3% and 5.7%, as compared to 1996 and 1995, respectively.

  Revenues increased, as compared to 1996, by approximately $70.2 million, or 3.2%, due to an increase in unit sales volume and by approximately $108.5 million, or 4.9%, due to increased unit prices. Compared to 1995, revenues increased by approximately $180.3 million, or 8.8%, due to increased sales volume and by approximately $158.9 million, or 7.7%, due to higher unit prices.

  Lorillard's unit sales volume increased by 3.4% and 8.7% as compared to 1996 and 1995, respectively. Newport, a full price brand which accounts for approximately 76% of Lorillard's unit sales, increased by 7.5% and 17.0% as compared to 1996 and 1995, respectively.

  Virtually all of Lorillard's sales are in the full price brand category. Discount brand sales have decreased from an average of 31.4% of industry sales during 1994 to an average of 27.0% during 1997. At December 31, 1997, they represented 27.0% of industry sales.

  Net income declined due primarily to the settlement of certain tobacco related litigation. As discussed in Note 18 of the Notes to Consolidated Financial Statements, Lorillard and other companies in the United States tobacco industry have entered into agreements to settle health care cost recovery actions in Florida, Mississippi and Texas, and entered into an agreement to settle a class action lawsuit in Florida. Based on the agreements, Lorillard recorded pre-tax and after tax settlement charges of $198.8 and $122.0 million, respectively.

  Without the charges for tobacco related litigation, net income would have increased by $40.7 and $100.1 million as compared to 1996 and 1995, respectively. These increases were due primarily to the increased revenues, partially offset by higher legal expenses in 1997. The rise in legal expenses reflects the increasing number of cases seeking damages against Lorillard for cancer and other health effects claimed to have resulted from an individual's use of cigarettes or exposure to tobacco smoke. At December 31, 1997, Lorillard was named as a defendant in approximately 384 lawsuits, compared to 143 lawsuits in the prior year. Lorillard continues to vigorously defend itself against these actions.

Hotels

  Revenues increased by $21.9 and $4.5 million, or 10.9% and 2.1%, as compared to 1996 and 1995, respectively. Net income increased by $11.9 and $2.0 million, as compared to 1996 and 1995, respectively.

  Revenues in 1995 included gains of $14.5 and $4.0 million ($9.4 and $2.6 million after taxes) related to the transfer of the Monte Carlo casino operations and the settlement of a management contract.

  Exclusive of these transactions, revenues increased by $23.0 million, or 11.5%, and net income increased by $14.0 million, as compared to 1995.

  The increases in 1997 are due primarily to higher average room rates and higher occupancy rates, partially offset by costs of a legal settlement in 1997.

Offshore Drilling

  Revenues increased by $329.4 and $638.0 million, as compared to 1996 and 1995, respectively. Net income increased by $78.8 and $139.6 million, as compared to 1996 and 1995, respectively. Revenues increased by $106.6 and $223.4 million, as compared to 1996 and 1995, respectively, due to the 11 rigs acquired in the acquisition of Arethusa in April 1996.

  In addition, revenues increased $189.4 and $313.5 million as a result of higher dayrates, and $11.5 and $35.5 million from increased utilization rates as compared to 1996 and 1995, respectively. The increased dayrates and utilization rates reflect the overall improvement in the offshore drilling market as previously discussed. Revenues also increased by $61.4 and $67.3 million, as compared to 1996 and 1995, respectively, due to the completion of upgrade projects on four drilling rigs. In addition, during 1996 Diamond Offshore recognized gains totaling $34.8 million from the sale of all of its land drilling rigs and related equipment, and three offshore drilling rigs. Diamond Offshore's revenues also benefitted from higher interest income, partially offset by the absence of revenues from the sale of its land drilling rigs.

  Net income increased as a result of the higher revenues discussed above and lower interest expense, partially offset by increased operating costs related to the drilling rigs acquired from Arethusa, and higher depreciation expense resulting from capital expenditures associated with drilling rig upgrades and modifications.

  In October 1995 Diamond Offshore sold shares of its common stock through an initial public offering, the proceeds of which were used to retire intercompany debt. Accordingly, operating results in 1997 and 1996 benefited from lower interest expense as compared to 1995.


Watches and Clocks

  Revenues increased by $8.1 and $19.4 million, or 6.7% and 17.7%, as compared to 1996 and 1995, respectively. Net income increased by $2.9 and $6.9 million, as compared to 1996 and 1995, respectively.

  Revenues and net income increased due primarily to higher watch unit sales volume of 6.6% and 21.9% as compared to 1996 and 1995, respectively, and an overall increase in watch unit prices. The increased net income was partially offset by higher brand support advertising in 1997. In addition, revenues and net income in 1995 included interest income of $4.2 million and a tax expense of $3.2 million resulting from a tax audit adjustment.

Other

  Revenues decreased by $881.3 and $1,901.9 million, as compared to 1996 and 1995, respectively. Net income decreased by $604.3 and $1,282.4 million as compared to 1996 and 1995, respectively. Other operations consist primarily of investment income of non-insurance companies, including investment (losses) gains from the Company's investment portfolio.

  The components of investment (losses) gains included in other operations are as follows:


Year Ended December 31                          1997          1996         1995
--------------------------------------------------------------------------------
(Amounts in millions)


Derivative instruments (1)                   $(610.3)      $(153.8)    $  (40.1)
Short-term investments, primarily
 U.S. government securities                      (.1)         28.0         36.1
Common stock of Diamond Offshore (2)            29.1         186.6        192.9
Common stock of CBS Inc.                                                  579.2
Common stock of Champion
 International Corporation                                    20.3        372.9
Equity securities, including
 short positions (1)                          (299.2)        (29.2)       (38.7)
Other                                           10.8         (12.6)        15.9
--------------------------------------------------------------------------------
                                              (869.7)         39.3      1,118.2
Income tax benefit (expense)                   304.4         (13.7)      (392.8)
Minority interest                                 .4           1.9          (.2)
--------------------------------------------------------------------------------
Net (loss) income                            $(564.9)      $  27.5     $  725.2
================================================================================

(1) Includes losses on short sales, equity index futures and options aggregating $936.6, $285.7 and $122.6 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company continued to experience significant losses from these short sales and its open contracts on equity index positions in 1998.
(2) See Note 14 of the Notes to Consolidated Financial Statements.

  Exclusive of securities transactions, other revenues increased by $27.7 and $86.0 million, or 17.3% and 84.3%, as compared to 1996 and 1995, respectively. Revenues increased due primarily to higher investment income reflecting increased levels of invested assets. Net loss increased by $11.9 million and decreased by $7.7 million, as compared to 1996 and 1995, respectively. Net loss increased, as compared to 1996, due primarily to higher corporate interest expense, partially offset by higher investment income. Net loss declined, as compared to 1995, due primarily to the increased investment income, partially offset by higher corporate interest and administrative expenses.

YEAR 2000 ISSUE

  Most of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs contain time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company has completed an assessment of the scope of this problem and is working to modify or replace the affected software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $61.0 million. To date, the Company has incurred and expensed approximately $24.0 million.

  The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. In addition, due to the interdependent nature of computer systems, the Company may be adversely impacted depending upon whether it or other entities not affiliated with the Company (vendors and business partners) address this issue successfully. In addition, property and casualty insurance subsidiaries may have an underwriting exposure related to the Year 2000. Although CNA has not received any claims for coverage from its policyholders based on losses resulting from Year 2000 issues, there can be no assurance that policyholders will not suffer losses of this type and seek compensation under CNA's insurance policies. If any claims are made, coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the policy. At this time, CNA is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material.

  The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes accounting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement will not have a significant impact on the Company.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, and that the enterprises reconcile the total of those amounts to the general-purpose financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for fiscal years beginning after December 15, 1997 and will require the Company to expand its segment disclosure.

  In December 1997, the AICPA's Accounting Standards Executive Committee issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting by all entries that are subject to insurance-related assessments. The SOP requires entities to recognize liabilities for insurance-related assessments when certain criteria are met. This SOP is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effects of this SOP on its accounting for insurance-related assessments.

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement standardizes disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful to users of financial statements. It also suggests combined formats for presentation of pension and other postretirement benefit disclosures. The Statement supersedes the disclosure requirements of a number of earlier opinions of the FASB and does not address measurement or recognition. It is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of this Statement on its benefit plan disclosures.

FORWARD-LOOKING STATEMENTS

  When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in financial markets (interest rate, currency, commodities and stocks), changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings in smoking and health litigation, the impact of bills introduced in Congress in relation to tobacco operations, implementation of the Proposed Resolution, changes in foreign and domestic oil and gas exploration and production activity, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

Condensed Balance Sheet Information
Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the Equity Method)


December 31                                                  1997          1996
--------------------------------------------------------------------------------
(Amounts in millions)

Assets:

Current assets                                          $   563.3     $   546.7
Investments in U.S. government securities and other       5,031.0       4,486.3
--------------------------------------------------------------------------------
Total current assets and investments in securities        5,594.3       5,033.0
Investment in CNA                                         6,861.9       5,802.3
Investment in Diamond Offshore                              772.4         584.7
Other assets                                                642.1         640.5
--------------------------------------------------------------------------------
Total assets                                            $13,870.7     $12,060.5
================================================================================

Liabilities and Shareholders' Equity:

Current liabilities                                     $ 1,555.0     $ 1,204.0
Securities sold under agreements to repurchase                            447.8
Long-term debt, less current maturities and
 unamortized discount                                     2,340.1       1,315.4
Other liabilities                                           310.5         362.1
--------------------------------------------------------------------------------
Total liabilities                                         4,205.6       3,329.3
Shareholders' equity                                      9,665.1       8,731.2
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $13,870.7     $12,060.5
================================================================================

Condensed Statements of Income Information
Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the Equity Method)


Year Ended December 31                            1997         1996         1995
--------------------------------------------------------------------------------
(Amounts in millions)

Revenues:

Manufactured products and other               $2,746.5     $2,552.6     $2,393.1
Investment income                                215.7        202.2        137.2
Investment (losses) gains                       (866.2)        57.9      1,114.1
--------------------------------------------------------------------------------
Total                                          2,096.0      2,812.7      3,644.4
--------------------------------------------------------------------------------

Expenses:

Cost of manufactured products sold and other   1,986.7      1,857.3      1,765.0
Tobacco settlement charges                       198.8
Interest                                         116.1        115.6        100.5
Income tax (benefit) expense                     (58.1)       316.7        657.2
--------------------------------------------------------------------------------
Total                                          2,243.5      2,289.6      2,522.7
--------------------------------------------------------------------------------
(Loss) income from operations                   (147.5)       523.1      1,121.7
Equity in income of:
  CNA                                            810.2        808.7        635.2
  Diamond Offshore                               130.9         52.1          8.8
--------------------------------------------------------------------------------
Net income                                    $  793.6     $1,383.9     $1,765.7
================================================================================

Condensed Statements of Cash Flow Information
Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the Equity Method)


Year Ended December 31                          1997         1996          1995
--------------------------------------------------------------------------------
(Amounts in millions)

Operating Activities:

Net income                                 $   793.6     $1,383.9     $ 1,765.7
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Investment losses (gains)                    866.2        (57.9)     (1,114.1)
  Other                                     (1,037.3)      (755.7)       (495.3)
Changes in assets and liabilities-net         (583.7)      (453.1)        220.9
--------------------------------------------------------------------------------
Total                                           38.8        117.2         377.2
--------------------------------------------------------------------------------

Investing Activities:

Net (increase) decrease in short-term
 investments, primarily U.S. government
 securities                                   (344.3)      (447.1)         77.4
Securities sold under agreements to
 repurchase                                   (447.8)       447.8      (2,092.9)
Net decrease in securities                                                624.0
Proceeds from sale of CBS stock                                           901.7
Repayment of advances to subsidiary                                       331.2
Other                                          (66.6)       (74.8)       (133.8)
--------------------------------------------------------------------------------
Total                                         (858.7)       (74.1)       (292.4)
--------------------------------------------------------------------------------

Financing Activities:

Dividends paid to shareholders                (115.0)      (116.2)        (73.8)
Increase (decrease) in long-term
 debt-net                                      926.0        299.5          (5.5)
Purchases of treasury shares                               (215.7)         (6.0)
--------------------------------------------------------------------------------
Total                                          811.0        (32.4)        (85.3)
--------------------------------------------------------------------------------

Net change in cash                              (8.9)        10.7           (.5)
Cash, beginning of year                         20.4          9.7          10.2
--------------------------------------------------------------------------------
Cash, end of year                          $    11.5     $   20.4     $     9.7
================================================================================

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  Loews Corporation is a large diversified financial services company. As such, it has significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as net losses in the income statement. Market risk exposure is presented for each class of financial instrument held by the Company at December 31, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:


December 31, 1997
--------------------------------------------------------------------------------
                                                       Fair Value        Market
Category of risk exposure:                          Asset (Liability)     Risk
--------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
 Equity securities                                       $ 173.3        $  43.3
 Options purchased                                         176.3         (162.2)
 Options written                                           (18.8)           3.5
 Futures                                                                 (465.3)
 Short sales                                              (880.7)        (220.2)

Commodities:
 Oil (2):
  Swaps                                                     (2.4)         (12.2)
  Energy purchase obligations                               (9.8)          (6.8)
 Gold (3):
  Options purchased                                         27.9          (27.9)
  Options written                                           (4.2)           4.2
 Other (4)                                                   5.0           (4.8)
--------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) an increase in equity prices of 25%, (2) a decline in oil prices of 20%, (3) an increase in gold prices of 20% and (4) a decrease of 10%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

  The most significant areas of market risk in the Company's trading portfolio result from positions held in S&P futures contracts, short sales of certain equity securities and put options purchased on the S&P 500 index. The Company enters into these positions primarily to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction from what management expects, significant losses may occur. The Company continues to maintain these positions in 1998 and has experienced additional significant losses.

  Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

Other than trading portfolio:


December 31, 1997
--------------------------------------------------------------------------------
                                                       Fair Value       Market
Category of risk exposure:                          Asset (Liability)    Risk
--------------------------------------------------------------------------------
(Amounts in millions)

Equity market (1):
 Equity securities:
  CNA Financial general accounts (a)                   $    813.7     $   (81.0)
  CNA Financial separate accounts                           206.0         (21.0)
 Equity index futures, separate accounts (b)                              (66.0)
 Redeemable preferred stocks                                 97.0         (10.0)
Interest rate (2):
 Fixed maturities (a)                                    30,626.2      (1,429.5)
 Short-term investments (a)                               8,754.2         (11.0)
 Interest rate swaps                                         (4.0)         20.0
 Separate Accounts:
  Fixed maturities                                        4,769.0        (190.0)
  Short-term investments                                    629.0          (1.0)
 Long-term debt                                          (5,943.1)
--------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.
(a) Certain securities are denominated in foreign currencies. Assuming a 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(48.0).
(b) This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments which derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at December 31, 1997, with all other variables held constant.

  Interest Rate Risk - The Company has exposure to interest rate risk, arising from changes in the level or volatility of interest rates or the shape and slope of the yield curve. The Company attempts to mitigate its exposure to interest rate risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. The Company monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates. The evaluation is made using an instantaneous parallel yield curve shift of varying magnitude on a static balance sheet to determine the effect such a change in rates would have on the Company's market value at risk and the resulting effect on shareholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices which the Company believes are reasonably possible over a one-year period.

  The analysis assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

  The Company's long-term debt, including interest rate swap agreements, as of December 31, 1997 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

  The sensitivity analysis assumes an instantaneous shift in market rates increasing 100 basis points from their levels at December 31, 1997, with all other variables held constant.

  Foreign Exchange Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Duetschmarks and Japanese Yen. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at December 31, 1997, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in oil swaps, energy purchase obligations, gold options and other investments. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% and 10% in the value of the underlying commodities.

Item 8. Financial Statements and Supplementary Data.


--------------------------------------------------------------------------------
Assets:
--------------------------------------------------------------------------------

December 31                                                   1997         1996
--------------------------------------------------------------------------------
(Amounts in millions of dollars)

Investments (Notes 1, 2, 3 and 4):
  Fixed maturities, amortized cost of $30,201.6
   and $29,319.3                                         $30,723.2    $29,478.3
  Equity securities, cost of $1,102.6 and $981.8           1,163.3      1,136.3
  Other investments                                          978.4        997.9
  Short-term investments                                   8,754.2      8,304.9
--------------------------------------------------------------------------------
Total investments                                         41,619.1     39,917.4
Cash                                                         497.8        305.7
Receivables-net (Notes 1 and 6)                           13,325.9     13,427.1
Property, plant and equipment-net (Notes 1 and 8)          2,590.2      2,225.1
Deferred income taxes (Note 10)                              944.3      1,138.0
Goodwill and other intangible assets-net (Note 1)            751.4        562.4
Other assets (Notes 1, 7, 13 and 17)                       1,895.1      1,852.1
Deferred policy acquisition costs of insurance
 subsidiaries (Note 1)                                     2,141.7      1,854.2
Separate Account business (Notes 1 and 3)                  5,811.6      6,120.9
--------------------------------------------------------------------------------
Total assets                                             $69,577.1    $67,402.9
================================================================================

See Notes to Consolidated Financial Statements.

                                     74


--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
--------------------------------------------------------------------------------

December 31                                                   1997         1996
--------------------------------------------------------------------------------
(Amounts in millions of dollars)

Insurance reserves (Notes 1 and 9):
  Claim and claim expense                                $29,226.8    $30,394.5
  Future policy benefits                                   4,829.2      4,181.3
  Unearned premiums                                        4,699.9      4,658.7
  Policyholders' funds                                       741.5        745.6
--------------------------------------------------------------------------------
Total insurance reserves                                  39,497.4     39,980.1
Payable for securities purchased (Note 4)                  1,559.2        966.4
Securities sold under agreements to repurchase
 (Notes 1 and 2)                                             152.7        548.3
Long-term debt, less unamortized discount
 (Notes 3 and 11)                                          5,752.6      4,370.7
Other liabilities (Notes 1, 3 and 13)                      4,749.1      4,804.4
Separate Account business (Notes 1 and 3)                  5,811.6      6,120.9
--------------------------------------------------------------------------------
Total liabilities                                         57,522.6     56,790.8
--------------------------------------------------------------------------------
Minority interest                                          2,389.4      1,880.9
--------------------------------------------------------------------------------
Commitments and contingent liabilities
 (Notes 1, 2, 4, 9, 10, 11, 12, 13, 17 and 18)
Shareholders' equity (Notes 1, 2, 11 and 15):
  Common stock, $1 par value:
    Authorized - 400,000,000 shares
    Issued and outstanding - 115,000,000 shares              115.0        115.0
  Additional paid-in capital                                 165.8        165.8
  Earnings retained in the business                        8,895.4      8,216.8
  Unrealized appreciation                                    488.9        233.6
--------------------------------------------------------------------------------
Total shareholders' equity                                 9,665.1      8,731.2
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity               $69,577.1    $67,402.9
================================================================================

Year Ended December 31                           1997         1996         1995
--------------------------------------------------------------------------------
(Amounts in millions, except per share data)


Revenues (Note 1):
Insurance premiums (Note 17):
  Property and casualty                     $ 9,927.1    $10,127.1    $ 8,723.8
  Life                                        3,430.5      3,347.1      3,006.5
Investment income, net of expenses (Note 2)   2,442.0      2,477.7      2,213.5
Investment (losses) gains (Note 2)             (237.9)       489.9      1,385.1
Gains on issuance of subsidiaries' stock
 (Notes 2 and 14)                               124.3        186.6        192.9
Manufactured products (including excise
 taxes of $491.0, $477.6 and $455.0)          2,514.4      2,327.5      2,152.2
Other                                         1,938.4      1,486.5      1,003.4
--------------------------------------------------------------------------------
Total                                        20,138.8     20,442.4     18,677.4
--------------------------------------------------------------------------------

Expenses (Note 1):

Insurance claims and policyholders'
 benefits (Notes 9 and 17)                   11,268.5     11,370.5      9,951.7
Amortization of deferred policy
 acquisition costs                            2,383.2      2,192.1      1,843.5
Cost of manufactured products sold            1,024.5        992.1        964.1
Selling, operating, advertising and
 administrative expenses                      3,546.0      3,161.9      2,796.3
Interest                                        323.4        318.0        282.5
--------------------------------------------------------------------------------
Total                                        18,545.6     18,034.6     15,838.1
--------------------------------------------------------------------------------
                                              1,593.2      2,407.8      2,839.3
--------------------------------------------------------------------------------
Income taxes (Note 10)                          495.3        791.4        945.3
Minority interest                               304.3        232.5        128.3
--------------------------------------------------------------------------------
Total                                           799.6      1,023.9      1,073.6
--------------------------------------------------------------------------------
Net income                                  $   793.6    $ 1,383.9    $ 1,765.7
================================================================================
Net income per common share (Note 15)      $    6.90    $   11.91    $   14.98
================================================================================

See Notes to Consolidated Financial Statements.

                                    Additional   Earnings                  Pension      Common
                             Common  Paid-in   Retained in   Unrealized   Liability   Stock Held
                             Stock   Capital  the Business  Appreciation  Adjustment  in Treasury
-------------------------------------------------------------------------------------------------
(Amounts in millions)

Balance, December 31, 1994   $ 59.0     $219.1   $5,469.9    $  (322.7)   $(20.0)
  Net income                                       1,765.7
  Two-for-one stock split      59.0      (59.0)
  Dividends paid,
   $.63 per share                                    (73.8)
  Purchases of common stock                                                          $   4.3
  Retirement of treasury
   stock                        (.2)       (.1)       (4.0)                             (4.3)
  Net unrealized
   appreciation                                                 1,115.8
  Pension liability
   adjustment                                                                20.0
  Equity in certain
   transactions of
   subsidiary companies                   10.0
-------------------------------------------------------------------------------------------------
Balance, December 31, 1995    117.8      170.0     7,157.8        793.1
  Net income                                       1,383.9
  Dividends paid,
   $1.00 per share                                  (116.2)
  Purchases of common stock                                                            215.7
  Retirement of treasury
   stock                       (2.8)      (4.2)     (208.7)                           (215.7)
  Net unrealized
   depreciation                                                  (559.5)
-------------------------------------------------------------------------------------------------
Balance, December 31, 1996    115.0      165.8     8,216.8        233.6
  Net income                                         793.6
  Dividends paid,
   $1.00 per share                                  (115.0)
  Net unrealized
   appreciation                                                   255.3
-------------------------------------------------------------------------------------------------
Balance, December 31, 1997   $115.0     $165.8    $8,895.4    $   488.9
=================================================================================================

See Notes to Consolidated Financial Statements.

Year Ended December 31                           1997         1996         1995
--------------------------------------------------------------------------------
(Amounts in millions)

Operating Activities:

Net income                                   $  793.6   $  1,383.9   $  1,765.7
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Investment losses (gains)                     113.6       (676.5)    (1,578.0)
  Provision for minority interest               304.3        232.5        128.3
  Amortization of investments                  (115.2)      (177.6)      (141.4)
  Depreciation and amortization                 341.7        285.0        225.8
  Provision for deferred income taxes            59.3        474.9        302.3
Changes in assets and liabilities-net:
  Reinsurance receivables                       804.0        204.1        (41.4)
  Other receivables                            (111.8)      (334.6)      (164.5)
  Deferred policy acquisition costs            (287.5)      (360.9)      (162.6)
  Insurance reserves and claims                (464.5)      (358.0)       431.0
  Other liabilities                            (410.3)       885.9        415.6
  Investments classified as trading
   securities                                  (682.4)      (247.2)
  Other-net                                    (117.0)      (367.8)       115.1
--------------------------------------------------------------------------------
                                                227.8        943.7      1,295.9
--------------------------------------------------------------------------------

Investing Activities:

Purchases of fixed maturities                (47,434.7)   (41,004.7)  (29,275.3)
Proceeds from sales of fixed maturities       43,997.0     41,895.6    24,093.6
Proceeds from maturities of fixed maturities   2,996.9      1,796.3     2,855.2
Purchases of equity securities                (1,332.3)      (971.6)   (1,479.3)
Proceeds from sales of equity securities       1,405.9      1,077.4     2,317.9
Purchase of The Continental Corporation-net
 of cash acquired                                                       (960.4)
Proceeds from sale of CBS stock                                           901.7
Proceeds from sale of Diamond Offshore stock                              338.4
Purchases of property and equipment             (702.4)      (545.5)     (257.9)
Proceeds from sales of property and equipment      9.9         54.4        16.5
Securities sold under agreements to repurchase  (395.5)      (225.8)   (3,797.4)
Change in short-term investments                (365.0)    (2,809.6)    2,998.8
Change in other investments                      538.2        171.3        (1.5)
--------------------------------------------------------------------------------
                                              (1,282.0)      (562.2)   (2,249.7)
--------------------------------------------------------------------------------


Year Ended December 31                           1997         1996         1995
--------------------------------------------------------------------------------
(Amounts in millions)

Financing Activities:

Dividends paid to shareholders                 (115.0)      (116.2)       (73.8)
Purchases of treasury shares                                (215.7)        (6.0)
Principal payments on long-term debt           (271.4)      (574.2)        (8.8)
Issuance of long-term debt                    1,661.0        615.9      1,337.0
Change in short-term debt                       (10.0)         2.3       (201.9)
Receipts credited to policyholders                6.6         11.0         22.6
Withdrawals of policyholder account balances    (24.9)       (40.6)       (34.2)
--------------------------------------------------------------------------------
                                              1,246.3       (317.5)     1,034.9
--------------------------------------------------------------------------------
Net change in cash                              192.1         64.0         81.1
Cash, beginning of year                         305.7        241.7        160.6
--------------------------------------------------------------------------------
Cash, end of year                           $   497.8   $    305.7    $   241.7
================================================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Note 1. Summary of Significant Accounting Policies -

  Principles of consolidation - The consolidated financial statements include all significant subsidiaries and all material intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, the term "Company" means Loews Corporation and its consolidated subsidiaries. The equity method of accounting is used for investments in associated companies in which the Company generally has an interest of 20% to 50%.

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

  Derivative instruments are generally held for trading purposes and, as such, are marked to market. Gains or losses are included in investment gains or losses. Interest rate swaps which are used to manage the Company's exposure to variable rate long-term debt are not considered held for trading purposes. Such swaps are accounted for on an accrual basis and are included in the income statement as an adjustment to interest expense.

  Short-term investments include U.S. government securities, repurchase agreements and commercial paper and are carried at fair value, which approximates amortized cost.

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

  Other invested assets consist primarily of investments in joint ventures and limited partnerships and other investments not classified elsewhere. The joint ventures and limited partnerships are carried at equity value.

  Securities sold under agreements to repurchase - The Company has a securities lending program where securities are loaned to third parties, primarily major brokerage firms. Borrowers of these securities must deposit 100% of the fair value of these securities if the collateral is cash, or 102% if the collateral is securities. Cash deposits from these transactions are invested in short-term investments (primarily U.S. government securities and commercial paper). The Company continues to receive the interest on loaned debt securities, as beneficial owner, and accordingly, loaned debt securities are included within fixed maturity securities. The liabilities for securities sold under agreements to repurchase are recorded at their contracted repurchase amounts.

  Insurance Operations - Premium revenue - Insurance premiums on property and casualty and health insurance contracts (included in life premiums) are earned ratably over the terms of the policies after provision for estimated adjustments on retrospectively rated policies and deductions for ceded insurance. Revenues on universal life type contracts are comprised of contract charges and fees which are recognized over the coverage period. Other life insurance premiums are recognized as revenue when due after deductions for ceded insurance.

  Claim and claim expense reserves - Claim and claim expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and disability claims, are not discounted and are based on (a) case basis estimates for losses report-

ed on direct business, adjusted in the aggregate for ultimate loss expectations,
(b) estimates of unreported losses based upon past experience, (c) estimates of losses on assumed insurance, and (d) estimates of future expenses to be incurred in settlement of claims. In establishing these estimates, consideration is given to current conditions and trends as well as past company and industry experience. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance.

  Claim and claim expense reserves represent management's estimates of ultimate liabilities based on currently available facts and case law. CNA regularly reviews its reserves, and any adjustments that are made to the reserves are reflected in operating income in the period the need for such adjustments become apparent. See Note 9 for a further discussion of claim and claim expense reserves.

  Structured settlements have been negotiated for claims on certain property and casualty insurance policies. Structured settlements are agreements to provide periodic payments to claimants, which are fixed and determinable as to the amount and time of payment. Certain structured settlements are funded by annuities purchased from CNA's life insurance subsidiary. Related annuity obligations are recorded in future policy benefits reserves. Obligations for structured settlements not funded by annuities are carried at the present value of future benefits. At December 31, 1997 and 1996, such reserves, discounted at interest rates ranging from 6.3% to 7.5%, totaled $913.0 and $924.0, respectively (reflecting a discount of $1,527.0 and $1,556.0, respectively).

  Workers' compensation lifetime claims and accident and health disability claim reserves are discounted at interest rates allowed by insurance regulators ranging from 3.5% to 6.0% with mortality and morbidity assumptions reflecting CNA's and current industry experience. Such discounted reserves totaled $2,196.0 and $2,165.4 (reflecting a discount of $882.0 and $903.0, respectively) at December 31, 1997 and 1996, respectively.

  Future policy benefits reserves - Reserves for traditional life insurance products are computed based upon the net level premium method using actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions include a margin for adverse deviation and generally vary by plan, age at issue and policy duration. Interest rates range from 3.0% to 11.0%, and mortality, morbidity and withdrawal assumptions reflect CNA and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses beyond the premium paying period.

  Involuntary risks - CNA's share of involuntary risks is mandatory and generally a function of its share of the voluntary market by line of insurance in each state. CNA records the estimated effects of its mandatory participation in residual markets on an accrual basis. CNA records assessments for insolvencies as they are paid. Accrual for such assessments have not been practical as the availability of information, in sufficient detail, regarding related assessments has been limited.

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

  Restricted investments - On December 30, 1993, CNA deposited $986.8 in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note 18. The funds are included in short-term investments and are invested in U.S. treasury securities. The escrow account amounted to $1,098.0 and $1,071.2 at December 31, 1997 and 1996, respectively.

  Participating business - Participating business represented 0.7%, 0.5% and 0.6% of CNA's gross life insurance in force and 0.7%, 0.7% and 0.8% of life insurance premium income for 1997, 1996 and 1995, respectively. Participating policyholders' equity is determined by allocating 90% of related net income or loss and unrealized investment gains or losses related to such business as allowed by applicable laws, less dividends determined by CNA's Board of Directors. In the accompanying Consolidated Statements of Income, revenues and benefits and expenses include amounts related to participating policies; the net income or loss allocated to participating policyholders' equity is a component of insurance claims and policyholders' benefits.

  Separate Account business - CNA's life insurance subsidiary, Continental Assurance Company ("CAC"), issues certain investment and annuity contracts. The supporting assets and liabilities of these contracts are legally segregated and reflected in the accompanying Consolidated Balance Sheets as assets and liabilities of Separate Account business. CAC guarantees principal and a specified return to the contract holders on approximately 74% of the Separate Account business. Substantially all assets of the Separate Account business are carried at fair value. Separate Account liabilities are carried at contract value.

  Statutory capital and surplus - Statutory capital and surplus and net income, determined in accordance with accounting practices prescribed by the regulations and statutes of various insurance departments, for property and casualty and life insurance subsidiaries, are as follows:


                            Statutory Capital
                               and Surplus              Statutory Net Income
                          --------------------    ------------------------------
                               December 31             Year Ended December 31
                          --------------------    ------------------------------
                              1997       1996         1997       1996       1995
--------------------------------------------------------------------------------

Property and casualty     $7,123.0   $6,348.8     $1,043.0   $1,208.0   $1,208.3
Life                       1,224.0    1,163.4         43.0       57.6       30.2
--------------------------------------------------------------------------------

  Statutory accounting practices - CNA's insurance affiliates are domiciled in various jurisdictions. These affiliates prepare statutory financial statements in accordance with accounting practices "prescribed" or otherwise "permitted" by the respective jurisdiction's insurance regulator. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. CNA has no material permitted accounting practices.

Inventories -

  Tobacco products - These inventories, aggregating $227.9 and $247.4 at December 31, 1997 and 1996, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method.

  Watches and clocks - These inventories, aggregating $35.7 and $37.1 at December 31, 1997 and 1996, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

  Goodwill and other intangible assets - Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is generally amortized on a straight-line basis over the period of expected benefit of twenty years. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Accumulated amortization at December 31, 1997 and 1996 was $283.0 and $243.4, respectively. Amortization expense amounted to $39.6, $36.3 and $25.6 for the years ended December 31, 1997, 1996 and 1995, respectively. Intangible assets are periodically reviewed to determine whether an impairment in value has occurred.

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
Building fixtures                                                       10 to 20
Machinery and equipment                                                  5 to 12
Hotel equipment                                                          4 to 12
Offshore drilling equipment                                             10 to 25

  Impairment of long-lived assets - The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and certain intangibles, under certain circumstances, are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

  Reclassification - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1997.

Note 2. Investments -

Investment income consisted of:


Year Ended December 31                               1997       1996       1995
--------------------------------------------------------------------------------

Fixed maturities:
  Taxable                                        $1,616.4   $1,820.9   $1,512.1
  Tax exempt                                        289.2      273.4      264.3
Equity securities                                    37.6       46.4       55.5
Security repurchase transactions                     84.4       89.2      215.5
Short-term investments                              457.6      290.5      304.3
Other                                               100.9       80.5       80.7
--------------------------------------------------------------------------------
Total investment income                           2,586.1    2,600.9    2,432.4
Investment expenses                                 (79.8)     (43.2)     (46.1)
Security repurchase transactions                    (64.3)     (80.0)    (172.8)
--------------------------------------------------------------------------------
Investment income-net                            $2,442.0   $2,477.7   $2,213.5
================================================================================
Investment (losses) gains are as follows:

Year Ended December 31                               1997       1996       1995
--------------------------------------------------------------------------------

Trading securities:
  Derivative instruments (a)                      $(618.7)   $(137.6)  $  (31.4)
  Equity securities, including short
   positions (a)                                   (299.0)      (7.7)
--------------------------------------------------------------------------------
                                                   (917.7)    (145.3)     (31.4)
Other than trading:
  Fixed maturities                                  463.4      324.6      222.4
  Equity securities (b)                             102.7      216.3    1,075.5
  Short-term investments                              7.1       10.0       45.5
  Other                                             106.6       84.3       73.1
--------------------------------------------------------------------------------
Investment (losses) gains                          (237.9)     489.9    1,385.1
Gains on issuance of subsidiaries' stock            124.3      186.6      192.9
--------------------------------------------------------------------------------
                                                   (113.6)     676.5    1,578.0
Income tax benefit (expense)                         43.2     (237.5)    (551.6)
Allocated to participating policyholders            (14.6)     (14.3)      (7.8)
Minority interest                                   (74.9)     (61.1)     (46.7)
--------------------------------------------------------------------------------
Investment (losses) gains-net                     $(159.9)   $ 363.6   $  971.9
================================================================================

(a) Includes losses on short sales, equity index futures and options aggregating $936.6, $285.7 and $122.6 for the years ended December 31, 1997, 1996 and 1995 respectively. The Company continued to experience significant losses from these short sales and its open contracts on equity index positions in 1998.
(b) On November 24, 1995, Westinghouse Electric Corporation completed its acquisition of CBS Inc. ("CBS") for cash consideration of $82.06 per share. The Company received proceeds of $901.7 for its CBS shares and recorded a pre-tax and after tax gain of $579.2 and $376.5, respectively.

  The carrying value of investments (other than equity securities) that have not produced income for the last twelve months is $35.0 at December 31, 1997.

  Investment gains of $837.6, $716.0 and $1,131.8 and losses of $264.4, $165.1 and $367.6 were realized on securities available for sale for the years ended December 31, 1997, 1996 and 1995, respectively. Investment gains in 1997 and 1996 also include $58.6 and $2.7 of net unrealized losses on equity securities in the Company's trading portfolio.

  The amortized cost and market values of securities are as follows:

                                                        Unrealized
                                          Amortized  ----------------  Market
December 31, 1997                            Cost     Gains   Losses    Value
--------------------------------------------------------------------------------

U.S. government and obligations of
 government agencies                      $14,034.9   $119.4  $ 25.3  $14,129.0
Asset-backed                                4,716.1     97.8     9.6    4,804.3
States, municipalities and political
 subdivisions-tax exempt                    4,534.3    194.0     3.8    4,724.5
Corporate                                   5,282.7    142.2    53.1    5,371.8
Other debt                                  1,566.9     60.8    31.1    1,596.6
Redeemable preferred stocks                    66.7     30.3               97.0
--------------------------------------------------------------------------------
Total fixed maturities available for sale  30,201.6    644.5   122.9   30,723.2
Equity securities available for sale          694.4    190.1    70.8      813.7
Equity securities, trading portfolio          408.2      4.1    62.7      349.6
Short-term investments available for sale   8,754.5       .1      .4    8,754.2
--------------------------------------------------------------------------------
                                          $40,058.7   $838.8  $256.8  $40,640.7
================================================================================
December 31, 1996
--------------------------------------------------------------------------------

U.S. government and obligations of
 government agencies                      $11,619.5   $ 72.4  $114.1  $11,577.8
Asset-backed                                6,297.9     53.3    58.9    6,292.3
States, municipalities and
 political subdivisions-tax exempt          4,859.6    120.9    29.3    4,951.2
Corporate                                   4,745.1    122.1    64.1    4,803.1
Other debt                                  1,748.0     59.5    19.2    1,788.3
Redeemable preferred stocks                    49.2     16.7      .3       65.6
--------------------------------------------------------------------------------
Total fixed maturities available for sale  29,319.3    444.9   285.9   29,478.3
Equity securities available for sale          701.9    254.3    97.1      859.1
Equity securities, trading portfolio          279.9     24.9    27.6      277.2
Short-term investments available for sale   8,305.1       .4      .6    8,304.9
--------------------------------------------------------------------------------
                                          $38,606.2   $724.5  $411.2  $38,919.5
================================================================================


  The amortized cost and market value of fixed maturities at December 31, 1997 and 1996 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

                                           1997                      1996
                                 ---------------------    ----------------------
                                 Amortized      Market     Amortized      Market
December 31                         Cost        Value         Cost        Value
--------------------------------------------------------------------------------

Due in one year or less          $ 2,059.0   $ 2,076.7    $  2,494.1  $ 2,506.4
Due after one year through
 five years                       12,675.9    12,674.0      10,145.7    10,041.8
Due after five years through
 ten years                         3,324.4     3,374.9       4,811.5     4,829.7
Due after ten years                7,426.2     7,793.3       5,570.1     5,808.1
Asset-backed securities not
 due at a single maturity date     4,716.1     4,804.3       6,297.9     6,292.3
--------------------------------------------------------------------------------
                                 $30,201.6   $30,723.2     $29,319.3   $29,478.3
================================================================================

Note 3. Fair Value of Financial Instruments -


                                          1997                      1996
                                 -----------------------   ---------------------
                                  Carrying   Estimated      Carrying  Estimated
December 31                        Amount    Fair Value      Amount   Fair Value
--------------------------------------------------------------------------------

Financial assets:
  Other investments               $  973.9    $  971.9      $  987.0    $  977.2
  Separate Account business:
    Fixed maturities               4,769.0     4,769.0       4,608.3     4,608.3
    Equity securities                206.0       206.0         169.2       169.2
    Short-term investments           629.0       629.0         906.1       906.1
    Other                            208.0       208.0         437.4       437.4

Financial liabilities:
  Premium deposits and annuity
   contracts                       1,194.0     1,145.0       1,064.5     1,017.6
  Long-term debt                   5,697.2     5,943.1       4,313.9     4,322.8
  Financial guarantee
   liabilities                       382.0       373.0         382.0       378.3
  Separate Account business:
    Guaranteed investment
     contracts                     3,414.0     3,448.0       3,989.5     4,011.5
    Deferred annuities                73.0        90.0          73.0        84.1
    Variable Separate Accounts       997.0       997.0         568.6       568.6
    Other                            614.0       614.0         895.6       895.6
--------------------------------------------------------------------------------

  In cases where quoted market prices are not available, fair values may be based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Accordingly, the estimates presented herein are subjective in nature and are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The amounts reported in the consolidated balance sheet for fixed maturities securities, equity securities, derivative instruments, short-term investments and securities sold under agreements to repurchase are at fair value. As such, these financial instruments are not shown in the table above. See Note 4 for the fair value of derivative instruments. Since the disclosure excludes certain financial instruments and all nonfinancial instruments such as real estate and insurance reserves, the aggregate fair value amounts cannot be summed to determine the underlying economic value of the Company.

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

  Other investments consist of mortgage loans and notes receivable, policy loans, investments in limited partnerships and various miscellaneous assets. Valuation techniques to determine fair value of other investments and other Separate Account assets consist of discounted cash flows and quoted market prices of (a) the investments, (b) comparable instruments or (c) underlying assets of the investments.

  Premium deposits and annuity contracts are valued based on cash surrender values and the outstanding fund balances.

  The fair value of the liability for financial guarantee contracts is based on discounted cash flows utilizing interest rates currently being offered for similar contracts.

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

Note 4. Off-Balance-Sheet and Derivative Financial Instruments -

  The Company enters into various transactions involving off-balance-sheet financial instruments through a variety of futures, swaps, options, forwards and other contracts (the "Contracts") as part of its investing activities. These Contracts are commonly referred to as derivative instruments since their underlying values may be linked to, among other things, interest rates, exchange rates, prices of securities and financial or commodity indexes. The Company uses these Contracts for a number of purposes, including: (i) for its asset and liability management activities; (ii) for income enhancements for its portfolio management strategy; and (iii) to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction from what management expects, significant losses may occur. These Contracts also involve the risk of dealing with counterparties and their ability to meet the terms of the Contracts.

  Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying and selling instruments or entering into offsetting positions.

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

  The Company's investments in derivative instruments held for trading are as follows:


                                        Fair Value Asset (Liability)
                           Contractual/ ----------------------------
                             Notional                   Average for   Recognized
December 31, 1997              Value     Year-End         the Year   (Loss) Gain
--------------------------------------------------------------------------------

Equity markets:
  Options purchased          $2,272.0     $176.3          $1,072.3     $(336.2)
  Options written               269.7      (18.8)           (134.1)       42.9
  S&P futures                 1,881.0                                   (381.2)
Commodities:
  Oil:
    Swaps                        63.3       (2.4)             (3.2)      (18.8)
    Energy purchase
     obligations                 44.0       (9.8)             (3.1)      (10.1)
  Gold:
    Options purchased           488.3       27.9              27.5        44.3
    Options written              84.6       (4.2)             (2.0)        3.6
  Other                          67.5        5.0               9.6        21.4
Other                                                                     15.4
--------------------------------------------------------------------------------
Total                        $5,170.4     $174.0          $  967.0     $(618.7)
================================================================================

                                        Fair Value Asset (Liability)
                           Contractual/ ----------------------------
                             Notional                   Average for   Recognized
December 31, 1996              Value     Year-End         the Year   (Loss) Gain
--------------------------------------------------------------------------------

Equity markets:
  Options purchased          $1,995.7     $100.7          $ 66.1       $(149.1)
  Options written             1,223.5      (19.1)          (25.5)         63.4
  Futures                     1,466.9                                   (138.2)
Interest rate risk:
  Treasury bill calls           218.6        1.3              .6           3.3
  Interest rate swaps            85.0        (.4)            2.3          29.0
  Commitments to purchase
   government and municipal
   securities                   406.5        (.9)           (1.0)
Foreign exchange futures
 and forwards                   599.0       (2.0)           (1.7)         (3.5)
Commodities:
  Oil:
    Swaps                       104.0        6.3           (13.5)         52.2
    Energy purchase
     obligations                 79.1        2.3            (7.0)         17.1
  Gold options purchased        209.0        2.1             2.2          (2.1)
  Other                         176.5        3.4            (1.5)         (9.7)
--------------------------------------------------------------------------------
Total                        $6,563.8     $ 93.7          $ 21.0       $(137.6)
================================================================================
December 31, 1995
--------------------------------------------------------------------------------

Equity markets:
  Options purchased          $2,337.1     $ 65.0          $ 42.6        $(83.4)
  Options written             1,118.0      (25.8)          (23.2)         24.1
  Futures                       717.1                                    (44.0)
Interest rate risk:
  Treasury bill calls         1,111.6      (12.1)           (3.4)         (1.8)
  Interest rate swaps            93.0       10.0             1.1           9.1
Foreign exchange rates:
  Options                       434.7       37.8            10.4          72.5
  Futures and forwards          508.6        (.5)             .3          (3.9)
Commodities:
  Oil:
    Swaps                       262.1      (31.4)          (33.5)         (3.4)
    Energy purchase
     obligations                 88.0      (14.4)          (19.6)          1.7
  Gold options purchased        591.1        2.6             3.1          (2.7)
  Other                          13.3        (.1)             .2            .4
--------------------------------------------------------------------------------
Total                        $7,274.6     $ 31.1          $(22.0)       $(31.4)
================================================================================

  CNA has entered into interest rate swap agreements to convert the variable rate of the borrowing under the bank credit facility and the commercial paper program to a fixed rate. Since these interest rate swaps are not held for trading purposes, they are not included in the preceding tables. The outstanding interest rate swap agreements had a total notional principal amount of $950.0, and a fair value liability of $4.0 and fair value asset of $3.0 at December 31, 1997 and 1996, respectively. These agreements, which terminate from May to December 2000, effectively fix the Company's interest rate exposure on $950.0 of variable rate debt.

  CNA also uses derivatives to mitigate the risk associated with its indexed group annuity contracts by purchasing S&P 500 futures contracts in a notional amount equal to the original customer deposit. CNA generally does not hold or issue these instruments for trading purposes. The gross notional principal or contractual amounts of these instruments in the Separate Accounts totaled $615.0 and $319.0 at December 31, 1997 and 1996, respectively.

  The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $602.3 and $543.5 with fair value liabilities of $880.7 and $588.9 at December 31, 1997 and 1996, respectively. These positions are marked to market and investment gains or losses are included in the income statement.

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

  At December 31, 1997 and 1996, gross exposure of financial guarantee insurance contracts amounted to $181.0 and $582.0, respectively. The degree of risk attached to this exposure is substantially reduced through reinsurance, diversification of exposures and collateral requirements. In addition, security interests in real estate are also obtained. Approximately 54% and 47% of the risks were ceded to reinsurers at December 31, 1997 and 1996, respectively. Total exposure, net of reinsurance, amounted to $83.0 and $311.0 at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, collateral consisting of letters of credit and debt service reserves amounted to $22.0 and $28.0, respectively. Gross unearned premium reserves for financial guarantee contracts were $5.0 and $11.0 at December 31, 1997 and 1996, respectively. Gross claim and claim expense reserves totaled $377.0 and $371.0 at December 31, 1997 and 1996, respectively.

Note 5. Purchase of Business -

  On May 10, 1995, CNA acquired all the outstanding common shares of The Continental Corporation ("CIC") for approximately $1,100.0, or $20 per CIC share. To finance the acquisition, CNA entered into a five year $1,325.0 revolving credit facility (see Note 11). CIC is an insurance holding company principally engaged through subsidiaries in the business of property and casualty insurance.

  The acquisition of CIC has been accounted for as a purchase, and CIC's operations are included in the Consolidated Financial Statements as of May 10, 1995.

  The pro forma consolidated condensed results of operations presented below assume the above transaction had occurred at January 1, 1995.


Year Ended December 31                                                     1995
--------------------------------------------------------------------------------

Revenues                                                              $20,132.5
================================================================================
Investment gains included in revenue                                  $ 1,699.0
================================================================================
Income before income taxes and minority interest                      $ 2,881.4
Income tax expense                                                       (975.8)
Minority interest                                                        (130.2)
--------------------------------------------------------------------------------
Net income                                                            $ 1,775.4
================================================================================
Per share                                                             $   15.07
================================================================================

  The pro forma consolidated condensed financial information is not necessarily indicative either of the results of operations that would have occurred had this transaction been consummated at January 1, 1995 or of future operations of the combined companies.

Note 6. Receivables -


December 31                                                   1997         1996
--------------------------------------------------------------------------------

Reinsurance                                              $ 5,726.0    $ 6,530.0
Other insurance                                            6,333.9      5,942.5
Security sales                                               755.8        299.7
Accrued investment income                                    422.8        534.3
Other                                                        405.4        412.0
--------------------------------------------------------------------------------
Total                                                     13,643.9     13,718.5
Less allowance for doubtful accounts
 and cash discounts                                          318.0        291.4
--------------------------------------------------------------------------------
Receivables-net                                          $13,325.9    $13,427.1
================================================================================

Note 7. Inventories -

Inventories, included in other assets, are as follows:


December 31                                                     1997        1996
--------------------------------------------------------------------------------

Leaf tobacco                                              $    195.6   $   210.8
Manufactured stock                                              62.4        69.4
Materials, supplies, etc.                                       40.4        35.7
--------------------------------------------------------------------------------
Total                                                     $    298.4   $   315.9
================================================================================

  If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $208.6 and $205.9 higher at December 31, 1997 and 1996, respectively.

Note 8. Property, Plant and Equipment -


December 31                                                    1997         1996
--------------------------------------------------------------------------------

Land                                                      $   123.4     $  120.3
Buildings and building equipment                              753.8        672.4
Offshore drilling rigs and equipment                        1,781.1      1,333.0
Machinery and equipment                                     1,130.6      1,055.5
Leaseholds and leasehold improvements                          67.7         70.4
--------------------------------------------------------------------------------
Total, at cost                                              3,856.6      3,251.6
Less accumulated depreciation and amortization              1,266.4      1,026.5
--------------------------------------------------------------------------------
Property, plant and equipment-net                          $2,590.2     $2,225.1
================================================================================

  Depreciation and amortization expense, including amortization of intangibles, and capital expenditures, by business segment, are as follows:


                                         1997           1996           1995
                                   --------------- -------------- --------------
                                    Depr.          Depr.          Depr.
                                      &    Capital   &    Capital   &    Capital
Year Ended December 31              Amort. Expend. Amort. Expend. Amort. Expend.
--------------------------------------------------------------------------------

Property and casualty insurance    $162.8  $238.3  $141.2  $180.2  $101.8 $ 99.7
Life insurance                       24.6    42.0    22.5    25.1    18.9   26.5
Cigarettes                           21.0    34.4    21.5    35.3    28.4   43.1
Hotels                               17.7    15.7    18.7    16.7    18.5   21.1
Offshore drilling                   108.3   362.6    75.8   267.2    52.9   66.7
Watches and clocks                     .8      .6      .8      .1      .6     .1
--------------------------------------------------------------------------------
Total business segments             335.2   693.6   280.5   524.6   221.1  257.2
Corporate                             6.5     8.8     4.5    20.9     4.7     .7
--------------------------------------------------------------------------------
Total                              $341.7  $702.4  $285.0  $545.5  $225.8 $257.9
================================================================================

Note 9. Liability for Unpaid Claims and Claim Adjustment Expenses -

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

  Establishing loss reserves is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail claims, such as general liability and professional liability claims.

  The table below provides a reconciliation between beginning and ending claim and claim expense reserve balances for 1997, 1996 and 1995:


Year Ended December 31                              1997        1996        1995
--------------------------------------------------------------------------------

Reserves at beginning of year:
  Gross                                        $29,395.0   $31,044.0   $21,639.0
  Ceded reinsurance                              5,660.0     6,089.0     2,705.0
--------------------------------------------------------------------------------
Net reserves at beginning of year               23,735.0    24,955.0    18,934.0
Reserves of acquired insurance companies            57.0                 6,063.0
--------------------------------------------------------------------------------
Net                                             23,792.0    24,955.0    24,997.0
--------------------------------------------------------------------------------

Net incurred claim and claim expenses:
  Provision for insured events of current year   7,942.0     7,922.0     6,787.0
  (Decrease) increase in provision for insured
   events of prior years                          (256.0)      (91.0)      122.0
  Amortization of discounts                        143.0       149.0       106.0
--------------------------------------------------------------------------------
Total net incurred                               7,829.0     7,980.0     7,015.0
--------------------------------------------------------------------------------

Net payments attributable to:
  Current year events                            2,514.0     2,676.0     2,000.0
  Prior year events                              5,862.0     6,524.0     5,057.0
--------------------------------------------------------------------------------
Total net payments                               8,376.0     9,200.0     7,057.0
--------------------------------------------------------------------------------
Net reserves at end of year                     23,245.0    23,735.0    24,955.0
Ceded reinsurance at end of year                 4,995.0     5,660.0     6,089.0
--------------------------------------------------------------------------------
Gross reserves at end of year (a)              $28,240.0  $ 29,395.0   $31,044.0
================================================================================

(a) Excludes life claim and claim expense reserves and intercompany eliminations of $986.8, $999.5 and $988.0 as of December 31, 1997, 1996 and 1995, respectively, included in the Consolidated Balance Sheets.

  Favorable (adverse) reserve development is comprised of the following components:

                                                    1997       1996        1995
--------------------------------------------------------------------------------

Asbestos                                         $(105.0)    $(50.5)    $(273.7)
Environmental Pollution                                       (64.7)     (226.0)
Other                                              361.0      206.2       377.7
--------------------------------------------------------------------------------
Total                                            $ 256.0     $ 91.0     $(122.0)
================================================================================

  Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

  The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by potentially responsible parties ("PRP's"). Superfund and the mini-Superfunds establish mechanisms to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency on its National Priorities List ("NPL"). The addition of new clean-up sites to the NPL has slowed in recent years. Many clean-up sites have been designated by state authorities as well.

  Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether clean-up costs are considered damages under the policies, trigger of coverage, applicability of pollution exclusions, and owned property exclusions, the potential for joint and several liability and definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress in 1997 and it is unclear as to what positions Congress or the Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be materially reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of regulation that would result.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, CNA's ultimate liability for environmental pollution claims may vary substantially from the amount currently recorded.

  As of December 31, 1997 and 1996, CNA carried approximately $773.0 and $907.8, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion.

  CNA's insurance subsidiaries have exposure to asbestos-related claims, including those attributable to CNA's litigation with Fibreboard Corporation (see Note 18). Estimation of asbestos-related claim reserves involves many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of December 31, 1997 and 1996, CNA carried approximately $1,400.0 and $1,506.2, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported asbestos-related claims.

  The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.

  Other 1997 favorable loss reserve development of $361.0 was attributable to approximately $540.0 in involuntary risk business, and approximately $200.0 in personal lines business, partially offset by unfavorable loss and loss adjustment expense development of $379.0 in commercial lines. The 1997 favorable loss development was offset in part by unfavorable premium development of approximately $340.0 in involuntary risk business and $170.0 favorable premium development in commercial lines.

  The other favorable development during 1996 and 1995, of $206.2 and $377.7 respectively, was principally due to favorable claim experience in the workers' compensation line of business.

  The following tables provide additional data related to CNA's environmental pollution and asbestos-related claims activity.


Reserve Summary

December 31                             1997                        1996
--------------------------------------------------------------------------------
                               Environmental              Environmental
                                 Pollution   Asbestos       Pollution   Asbestos
--------------------------------------------------------------------------------

Reported Claims:
  Gross reserves                   $279.0   $1,384.0          $288.9   $1,551.4
  Less reinsurance recoverable      (36.0)    (117.0)          (95.1)    (139.2)
--------------------------------------------------------------------------------
  Net reported claims               243.0    1,267.0           193.8    1,412.2
  Net unreported claims             530.0      133.0           714.0       94.0
--------------------------------------------------------------------------------
Net reserves                       $773.0   $1,400.0          $907.8   $1,506.2
================================================================================

Changes in Environmental Pollution Reserves


Year Ended December 31                                1997       1996      1995*
--------------------------------------------------------------------------------

Net reserves at beginning of year                  $ 907.8   $1,063.0  $  948.8
Reserve strengthening                                            64.7     226.0
Less:
  Gross payments                                    (258.0)    (304.2)   (183.4)
  Reinsurance recoveries                             123.2       84.3      71.6
--------------------------------------------------------------------------------
Net reserves at end of year                        $ 773.0   $  907.8  $1,063.0
================================================================================

*Includes CIC net reserves of $443.1 at May 10, 1995.

Changes in Asbestos Reserves


Year Ended December 31                                1997       1996      1995*
--------------------------------------------------------------------------------

Net reserves at beginning of year                 $1,506.2   $2,191.1  $2,109.1
Reserve strengthening                                105.0       50.5     273.7
Less:
  Gross payments                                    (268.2)    (787.7)   (267.8)
  Reinsurance recoveries                              57.0       52.3      76.1
--------------------------------------------------------------------------------
Net reserves at end of year                       $1,400.0   $1,506.2  $2,191.1
================================================================================

*Includes CIC net reserves of $170.4 at May 10, 1995.

Note 10. Income Taxes -

Year Ended December 31                               1997       1996       1995
--------------------------------------------------------------------------------

Income taxes (benefits):
  Federal:
    Current                                        $372.2     $276.4     $595.8
    Deferred                                         59.3      474.9      302.3
  State, city and other, principally current         63.8       40.1       47.2
--------------------------------------------------------------------------------
Total                                              $495.3     $791.4     $945.3
================================================================================

Deferred tax assets (liabilities) are as follows:

December 31                               1997       1996       1995(a)    1994
--------------------------------------------------------------------------------


Insurance reserves:
  Property and casualty
   claim reserves                     $1,101.3   $1,145.2   $1,328.0   $1,027.4
  Unearned premium reserves              283.2      268.0      251.0      137.4
  Life reserve differences               156.4      141.1      153.4      115.9
  Others                                  22.2       31.4       22.8       10.3
Deferred policy acquisition costs       (666.7)    (570.1)    (457.2)    (312.6)
Employee benefits                        219.6      219.0      202.9      157.1
Property, plant and equipment           (109.8)    (145.5)     (56.5)    (133.2)
Investments                               49.0      (71.2)      74.8      111.7
Alternative minimum tax credit                                            239.6
Net operating loss carry forward         304.9      279.9      298.0
Other-net                                204.7      318.3      273.8       60.7
Valuation allowance                     (258.0)    (250.0)    (250.0)
-------------------------------------------------------------------------------
                                       1,306.8    1,366.1    1,841.0    1,414.3
Unrealized (appreciation)
 depreciation                           (290.7)    (133.2)    (579.9)     282.4
Other-net                                (71.8)     (94.9)     (55.9)     (17.5)
--------------------------------------------------------------------------------
Deferred tax assets-net               $  944.3   $1,138.0   $1,205.2   $1,679.2
================================================================================

(a) CIC deferred tax assets at May 10, 1995, amounted to $729.0.

  Gross deferred tax assets amounted to $2,891.8 and $2,826.5 and liabilities amounted to $1,947.5 and $1,688.5 for the years ended December 31, 1997 and 1996, respectively.

  At December 31, 1997, the Company had net operating loss carryforwards of $870.0 for income tax purposes that expire in years 2000 through 2017. Of the $870.0 in loss carryforwards approximately $800.0 of those carryforwards resulted from CNA's acquisition of CIC.

  The Company has a past history of profitability and anticipates sufficient future taxable income to fully support recognition of its deferred tax balance at December 31, 1997, including but not limited to the reversal of existing temporary differences and the implementation of tax planning strategies, if needed.

  A valuation allowance is maintained due to the uncertainty regarding the realizability of certain deferred tax assets.

  Total income tax expense for the years ended December 31, 1997, 1996 and 1995 was different than the amounts of $557.6, $842.7 and $993.8, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

  A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate as a percentage of income before income taxes and minority interest is as follows:


Year Ended December 31                                     1997    1996    1995
--------------------------------------------------------------------------------

Statutory rate                                               35%     35%     35%
(Decrease) increase in income tax rate resulting from:
  Exempt interest and dividends received deduction           (6)     (3)     (3)
  State and city income taxes                                 2       1       1
--------------------------------------------------------------------------------
Effective income tax rate                                    31%     33%     33%
================================================================================

  Federal, foreign, state and local income tax payments, net of refunds, amounted to approximately $565.3, $407.8 and $386.5 for the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company has entered into separate tax allocation agreements with Bulova and CNA, majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiaries"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, CNA will pay or has paid the Company approximately $210.0 and $99.0 for 1997 and 1996, respectively, and received from the Company approximately $78.0 for 1995. The federal income tax to be received from Bulova amounted to approximately $2.6 and $5.3 for 1997 and 1996, respectively, and Bulova has received approximately $2.1 for 1995. Each agreement may be cancelled by either of the parties upon thirty days' written notice.

  The Company's federal income tax returns have been settled through 1990 and the years 1991 through 1994 are currently under examination. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the consolidated balance sheet is believed to be adequate to cover any additional assessments which may be made by federal, state and local tax authorities and should not have a material effect on the financial condition or results of operations of the Company.

Note 11. Long-Term Debt -


                                                Unamortized            Current
December 31, 1997                     Principal   Discount    Net     Maturities
--------------------------------------------------------------------------------

Loews Corporation                      $2,442.8    $41.0    $2,401.8     $117.8
CNA                                     2,907.4     10.5     2,896.9        4.8
Diamond Offshore                          400.0      4.6       395.4
Other                                      58.5                 58.5        2.4
--------------------------------------------------------------------------------
Total                                  $5,808.7    $56.1    $5,752.6     $125.0
================================================================================

December 31                                                     1997       1996
--------------------------------------------------------------------------------

Loews Corporation (Parent Company):
  Senior:
    8.5% notes due 1998 (effective interest rate of 8.6%)
     (authorized, $125) (a)                                 $  117.8   $  117.8
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $300)                                        300.0      300.0
    8.9% debentures due 2011 (effective interest rate of
     9.0%) (authorized, $175)                                  175.0      175.0
    7.6% notes due 2023 (effective interest rate of 7.8%)
     (authorized, $300) (b)                                    300.0      300.0
    7.0% notes due 2023 (effective interest rate of 7.2%)
     (authorized, $400) (c)                                    400.0      400.0
    8.3% debentures due 2007                                              200.0
  Subordinated:
    3.1% exchangeable subordinated notes due 2007
     (effective interest rate of 3.4%)
     (authorized, $1,150) (d)                                1,150.0
CNA Financial Corporation:
    8.9% notes due 1998 (effective interest rate of 9.2%)
     (authorized, $150)                                        150.0      150.0
    8.3% notes due 1999 (effective interest rate of 7.3%)
     (authorized, $100)                                        100.0      100.0
    6.3% notes due 2003 (effective interest rate of 6.4%)
     (authorized, $250)                                        250.0      250.0
    7.3% notes due 2003 (effective interest rate of 7.8%)
     (authorized, $150)                                        150.0      150.0
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $250)                                        250.0      250.0
    8.4% notes due 2012 (effective interest rate of 8.6%)
     (authorized, $100)                                        100.0      100.0
    7.3% debentures due 2023 (effective interest rate of
     7.3%) (authorized, $250)                                  250.0      250.0
  Commercial Paper (weighted average yield 6.1% and 5.7%)      675.0      675.0
  Bank revolving credit due 2001 (effective interest
   rate of 6.2% and 5.7%)                                      400.0      400.0
  Mortgage notes at 11%, due 2013                              389.2      386.6
  Revolving credit facility due 2002 (effective interest
   rate 6.2%)                                                  118.0
  Other senior debt (effective interest rates approximate
   8.2% and 8.4%)                                               75.2       64.4
Diamond Offshore Drilling, Inc.:
  3.8% convertible subordinated notes due 2007 (effective
   interest rate of 3.9%) (authorized, $400) (e)               400.0
  Bank revolving credit                                                    63.0
Other senior debt, principally mortgages (effective
 interest rates approximate 9.4%)                               58.5       71.2
--------------------------------------------------------------------------------
                                                             5,808.7    4,403.0
Less unamortized discount                                       56.1       32.3
--------------------------------------------------------------------------------
Long-term debt, less unamortized discount                   $5,752.6   $4,370.7
================================================================================

(a)  Net of $7.2 held by the Company.
(b) Redeemable in whole or in part at June 1, 2003 at 103.8%, and decreasing percentages thereafter.
(c) Redeemable in whole or in part at October 15, 2003 at 102.4%, and decreasing percentages thereafter.
(d) The notes are exchangeable into 15.376 shares of Diamond Offshore's common stock per $1,000 principal amount of notes, at a price of $65.04 per share. Redeemable in whole or in part at September 15, 2002 at 101.6%, and decreasing percentages thereafter.
(e) The notes are convertible into 24.691 shares of Diamond Offshore's common stock per $1,000 principal amount of notes, at a price of $40.50 per share. Redeemable in whole or in part at February 22, 2001 at 102.1%, and decreasing percentages thereafter.

  In September 1997, the Company issued $1,150.0 principal amount of 3 1/8% exchangeable subordinated notes due 2007 (the "Notes"). The Notes are exchangeable into shares of common stock of Diamond Offshore Drilling, Inc. at any time from October 1, 1998 until maturity at an exchange rate of 15.376 shares per one thousand dollar principal amount of Notes (equivalent to an exchange price of $65.04 per share). The Company may elect cash settlement in lieu of delivering Diamond Offshore common stock. The Notes are redeemable in whole or in part at September 15, 2002 at 101.6%, and decreasing percentages thereafter.

  In February 1997, Diamond Offshore issued $400.0 million principal amount of 3 3/4% convertible subordinated notes convertible into 24.691 shares of Diamond Offshore's common stock per one thousand dollar principal amount of notes, at a price of $40.50 per share. Redeemable in whole or in part at February 22, 2001 at 102.1%, and decreasing percentages thereafter.

  To finance the 1995 acquisition of CIC, CNA entered into a five-year $1,325.0 revolving credit facility (the "Bank Facility"). In 1996, CNA renegotiated the facility extending the maturity to May 2001. The interest rate is based on the one, two, three or six month London Interbank Offered Rate ("LIBOR"), as elected, plus 16 basis points. Additionally, there is a facility fee of 9 basis points. Under the terms of the facility, CNA may prepay the debt without penalty.

  In 1995, CNA entered into interest rate swap agreements with a notional principal amount of $1,200.0, which terminate from May to December 2000. These agreements effectively convert variable rate debt into fixed rate debt and provide that CNA pay interest at a fixed rate, averaging 6.2% at December 31, 1997, in exchange for the receipt of interest at the three month LIBOR rate. Concurrent with the pay down of $250.0 on the Bank Facility, CNA terminated interest rate swaps with a total notional amount of $250.0. As a result, the borrowing capacity under the Bank Facility was reduced to $1,075.0. The effect of these interest rate swaps was to increase interest expense by approximately $4.0 and $7.0 for the years ended December 31, 1997 and 1996, respectively.

  In 1995, to take advantage of favorable interest rate spreads, CNA established a commercial paper program borrowing from investors to reduce a like amount of the Bank Facility. These borrowings are classified as long-term debt, as the Bank Facility supports the commercial paper program. At December 31, 1997, there was no unused borrowing capacity under the Bank Facility after the effects of the commercial paper program.

  The weighted average interest rate (interest and facility fees) on the acquisition debt, which includes the Bank Facility, commercial paper and the effect of the interest rate swaps, was 6.4% and 6.3% at December 31, 1997 and 1996, respectively.

  In conjunction with the merger with Capsure Holdings Corp. CNA's affiliate, CNA Surety entered into a $130.0, 5 year revolving credit facility which closed and was funded on September 30, 1997. The interest rate for the facility is based on LIBOR plus 20 basis points. Additionally there is a facility fee of 10 basis points annually. At December 31, 1997 the interest rate was 6.2%.

  The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $125.0 in 1998, $135.5 in 1999, $9.3 in 2000, $1,090.6
in 2001 and $144.6 in 2002. The Company paid interest expenses of approximately $325.1, $315.3 and $276.0 for the years ended December 31, 1997, 1996 and 1995, respectively.

  Payment of dividends by insurance subsidiaries of CNA without prior regulatory approval is limited to certain formula-derived amounts. At December 31, 1997, approximately $5,231.8 of retained earnings was not available for dividends.

Note 12. Leases -

  The Company's hotels in some instances are constructed on leased land or are leased. Other leases cover office facilities, computer and transportation equipment. Rent expense amounted to $127.2, $128.6 and $118.9 for the years ended December 31, 1997, 1996 and 1995, respectively. It is expected, in the normal course of business, that leases which expire will be renewed or replaced by leases on other properties; therefore, it is believed that future minimum annual rental commitments will not be less than the amount of rental expense incurred in 1997. At December 31, 1997 future aggregate minimum rental payments approximated $635.9.

Note 13. Benefit Plans -

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

  Effective January 1, 1998, one of the Company's retirement plans was converted to a cash balance plan. A cash balance plan is a form of non-contributory, defined benefit pension plan in which the value of each participant's benefit is expressed as a nominal cash balance account established in the name of such participant. The cash balance in each account is increased annually based on a specified percentage of annual earnings (based on the participant's age) and a specified interest rate (which is established annually for all participants).


Year Ended December 31                                   1997     1996     1995
--------------------------------------------------------------------------------

Service cost-benefits earned                          $  67.3   $ 69.3  $  54.6
Interest cost                                           166.8    155.7    129.0
Return on plan assets-actual                           (162.6)   (88.9)  (240.2)
Net amortization and deferrals                           44.1    (20.5)   149.8
--------------------------------------------------------------------------------
Net pension cost                                      $ 115.6   $115.6  $  93.2
================================================================================

  The following table sets forth the funded status of the Company's pension plans:


                                            1997                   1996
                                   Overfunded Underfunded Overfunded Underfunded
December 31                           Plans      Plans       Plans      Plans
--------------------------------------------------------------------------------

Actuarial present value of benefit
 obligations:

  Accumulated benefit obligation    $ 332.8     $1,747.9    $  858.5   $  947.7
================================================================================
  Accumulated vested benefit
   obligation                       $ 313.0     $1,645.7    $  799.7   $  890.9
================================================================================

Projected benefit obligation        $ 332.8     $2,170.5    $1,081.4   $1,139.2
Plan assets at fair value             343.4      1,609.7     1,035.7      770.2
--------------------------------------------------------------------------------
Projected benefit obligation over
 plan assets                          (10.6)       560.8        45.7      369.0
Unrecognized prior service cost       (26.2)       (87.5)      (39.3)     (78.9)
Unrecognized net obligation,
 January 1                            (16.6)         1.3       (15.0)       (.8)
Unrecognized net loss                 (54.4)      (279.6)     (169.3)     (37.0)
Minimum liability                                    2.5
--------------------------------------------------------------------------------
Net pension (asset) liability
 recognized in the balance sheet    $(107.8)    $  197.5    $ (177.9)  $  252.3
================================================================================

The rates used in the actuarial assumptions were:

Year Ended December 31                   1997            1996              1995
--------------------------------------------------------------------------------

Discount rate                     7.0% to 7.3%             7.5%     7.0% to 7.3%
Rate of compensation increase     2.8% to 5.5%     2.8% to 5.8%     2.8% to 5.5%
Expected long-term rate of
 return on assets                         7.5%     7.0% to 7.8%     7.5% to 8.8%
--------------------------------------------------------------------------------

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

The rates used in the actuarial assumptions were:


December 31                                               1997             1996
--------------------------------------------------------------------------------

Net periodic postretirement benefit cost                   7.5%     7.0% to 7.3%
Accumulated postretirement benefit liability       7.0% to 7.3%             7.5%
--------------------------------------------------------------------------------

The following table sets forth the postretirement benefit plans' status:


December 31                                                       1997     1996
--------------------------------------------------------------------------------

Accumulated postretirement benefit obligation:

  Retirees                                                      $286.5   $269.2
  Fully eligible active plan participants                         91.8    109.8
  Other active plan participants                                 127.6    146.0
--------------------------------------------------------------------------------
                                                                 505.9    525.0
  Unrecognized prior service cost                                  7.7     (3.7)
  Unrecognized net gain                                           88.9     62.9
--------------------------------------------------------------------------------
Accrued postretirement benefit liability                        $602.5   $584.2
================================================================================

Postretirement benefit cost includes the following components:


Year Ended December 31                                      1997    1996   1995
--------------------------------------------------------------------------------

Service costs                                              $14.5   $16.9  $10.3
Interest costs                                              34.0    35.8   28.5
--------------------------------------------------------------------------------
Net periodic postretirement benefit cost                   $48.5   $52.7  $38.8
================================================================================

  For measurement purposes, a trend rate for covered costs of 8.3% to 9.0% pre-65 and 7.3% post-65, was used. These trend rates are expected to decrease gradually to 5.0% at rates from .3% to .5% per annum. An increase of one percentage point in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $33.8 and the net periodic postretirement benefit cost by approximately $4.1.

  Savings Plans - The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salary. Effective January 1, 1998, a savings plan was changed where the Company will provide a matching contribution of two-thirds of a participant's contribution, up to the first 6% of their pay. The Company's contributions to these plans amounted to $29.1, $28.6 and $25.9 for the years ended December 31, 1997, 1996 and 1995, respectively.

Note 14. Gains on Issuance of Subsidiaries' Stock -

  In September 1997, a subsidiary of CNA merged with Capsure Holdings Corp. to form a new company, CNA Surety Corporation. CNA owns approximately 62% of the outstanding shares on a fully diluted basis. As a result of this transaction, the Company recognized a gain of $95.2 ($52.2 after provision for deferred taxes and minority interest) from issuance of its subsidiary's common stock.

  In April 1997, Diamond Offshore Drilling Inc., (Diamond Offshore) completed a public offering of 2.5 million shares of its common stock for net proceeds of approximately $82.3. Diamond Offshore used these funds to acquire the Polyconfidence, a semisubmersible accommodation vessel currently working in the U.K. sector of the North Sea for approximately $81.0. As a result of the public offering, the Company's ownership interest in Diamond Offshore declined to 50.3% and the Company recorded a pre-tax gain of approximately $29.1 ($18.9 after provision for deferred taxes).

  On April 29, 1996, Diamond Offshore, then a 70% owned subsidiary, acquired Arethusa (Off-Shore) Limited ("Arethusa"). Diamond Offshore issued 35.8 million shares of its common stock and assumed Arethusa stock options as consideration for the purchase price of approximately $550.7. Arethusa owned a fleet of 11 mobile offshore drilling rigs and operated two additional mobile offshore rigs pursuant to bareboat charters. The acquisition of Arethusa has been accounted for as a purchase, and Arethusa's operations are included in the Consolidated Financial Statements as of April 29, 1996. Pro forma operating results for the years ended December 31, 1996 and 1995, assuming the transaction had occurred at the beginning of the respective periods, would not be materially different from those reported in the Consolidated Financial Statements. The Company recognized a gain of approximately $186.6 ($121.3 after provision for deferred income taxes) and its interest in Diamond Offshore declined to approximately 51%.

  In October 1995 the Company's then wholly owned subsidiary, Diamond Offshore, sold 29.9 million shares of its common stock through an initial public offering at $12 per share. Diamond Offshore used the net proceeds of approximately $338.4 to fund the repayment of its intercompany debt as well as a dividend to the Company. As a result of the offering, the Company's ownership interest in Diamond Offshore declined to approximately 70% and the Company recorded a gain of approximately $192.9 ($125.4 after provision for deferred income taxes).

Note 15. Capital Stock and Earnings Per Share -

  In addition to its common stock, the Company has authorized 100,000,000 shares of preferred stock, $.10 par value.

  Earnings per share are based on the weighted average number of shares outstanding during each year (115,000,000, 116,161,000 and 117,835,000 for the years ended December 31, 1997, 1996 and 1995, respectively).

Note 16. Quarterly Financial Data (Unaudited) -


1997 Quarters Ended                    Dec. 31   Sept. 30    June 30   March 31
--------------------------------------------------------------------------------

Total revenues                        $5,339.2   $5,111.4   $4,749.1   $4,939.1
Net income                               292.9      197.6       63.8      239.3
Per share                                 2.55       1.72        .55       2.08

1996 Quarters Ended                    Dec. 31   Sept. 30   June 30    March 31
--------------------------------------------------------------------------------

Total revenues                        $5,137.0   $5,216.3   $5,044.6   $5,044.5
Net income                               247.8      388.6      378.7      368.8
Per share                                 2.15       3.37       3.25       3.13
--------------------------------------------------------------------------------

Note 17. Reinsurance -

The effects of reinsurance on earned premiums are as follows:

                                                                            %
                                  Direct    Assumed     Ceded     Net    Assumed
--------------------------------------------------------------------------------

Year Ended December 31, 1997:
Life                            $   908.0  $  128.0  $  131.0  $   905.0   14.1%
Accident and health               3,599.0     111.0     154.0    3,556.0    3.1
Property and casualty             8,408.0   1,101.0     612.0    8,897.0   12.4
--------------------------------------------------------------------------------
Total                           $12,915.0  $1,340.0  $  897.0  $13,358.0   10.0%
================================================================================

Year Ended December 31, 1996:
Life                            $   736.0  $  121.0  $   55.0  $   802.0   15.1%
Accident and health               3,570.0     187.0     176.0    3,581.0    5.2
Property and casualty             8,957.0   1,123.0     989.0    9,091.0   12.4
--------------------------------------------------------------------------------
Total                           $13,263.0  $1,431.0  $1,220.0  $13,474.0   10.6%
================================================================================

Year Ended December 31, 1995:
Life                            $   701.0  $  109.0  $   21.0  $   789.0   13.8%
Accident and health               3,012.0     125.0     106.0    3,031.0    4.1
Property and casualty             7,868.0   1,335.0   1,293.0    7,910.0   16.9
--------------------------------------------------------------------------------
Total                           $11,581.0  $1,569.0  $1,420.0  $11,730.0   13.4%
================================================================================

  Written premiums were $13,500.0, $13,892.0 and $12,952.0 at December 31, 1997,
1996 and 1995, respectively. The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in CNA's states of domicile, CNA receives collateral, primarily in the form of bank letters of credit. Such collateral totaled approximately $857.0 and $800.9 at December 31, 1997 and 1996, respectively. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, is with Lloyd's of London and approximates $451.0 and $440.0 at December 31, 1997 and 1996, respectively.

  Insurance claims and policyholders' benefits are net of reinsurance recoveries of $1,309.0, $1,220.0 and $934.8 for the years ended December 31, 1997, 1996 and
1995, respectively.

  In the above table, life premium revenue is primarily from long duration contracts and the property and casualty earned premium is from short duration contracts. Approximately three quarters of accident and health earned premiums are from short duration contracts.

Note 18. Legal Proceedings and Contingent Liabilities -

INSURANCE RELATED

  Fibreboard Litigation - CNA's primary property and casualty subsidiary, Continental Casualty Company ("Casualty"), has been party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as "Settling Parties") have reached a Global Settlement (the "Global Settlement") which is subject to court approval to resolve all future asbestos-related bodily injury claims involving Fibreboard.

  Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement"), on a settlement to resolve the coverage litigation and provide funding for Fibreboard's asbestos claims in the event the Global Settlement does not obtain final court approval.

  On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. On June 27, 1997, the Supreme Court granted two petitions for certiorari vacating the Fifth Circuit's judgment as respects the Global Settlement Agreement, and remanded the matter to the Fifth Circuit for reconsideration in light of the Supreme Court's decision in Amchem Products Co.
v. Windsor.

  On January 27, 1998, a panel of the United States Fifth Circuit Court of Appeals again approved the Global Settlement Agreement by a 2 to 1 vote. Objectors have ninety days after the judgment is entered by the Fifth Circuit to file a Petition for Certiorari to the Supreme Court.

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

  On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1,530.0 to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10.0 is to be contributed to the fund by Fibreboard. As indicated above, although the Global Settlement has so far been approved on appeal, further review may be sought. There is limited precedent for settlements which determine the rights of future claimants to seek relief.

  Through December 31, 1997, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 135,400 claims, for an estimated settlement amount of approximately $1,600.0 plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $1,600.0 including interest was paid through December 31, 1997. Such payments are partially recoverable from Pacific Indemnity. Casualty may negotiate other agreements with various classes of claimants including groups who may have previously reached agreement with Fibreboard.

  Final court approval of the Trilateral Agreement and its implementation has resolved Casualty's exposure with respect to Fibreboard asbestos claims. Casualty does not anticipate further material exposure with respect to the Fibreboard matter, and subsequent reserve adjustments, if any, will not materially affect the results of operations or equity of the Company.

  Tobacco Litigation - CNA's primary property/casualty subsidiaries have been named as defendants as part of a "direct action" lawsuit, Richard P. Ieyoub v. The American Tobacco Company, et al., filed by the

Attorney General for the State of Louisiana, in state court, Calcasieu Parish, Louisiana. In that suit, filed against certain tobacco manufacturers and distributors (the "Tobacco Defendants") and over 100 insurance companies, the State of Louisiana seeks to recover medical expenses allegedly incurred by the State as a result of tobacco-related illnesses.

  The original suit was filed on March 13, 1996, against the Tobacco Defendants only. The insurance companies were added to the suit in March 1997 under a direct action statute in Louisiana. Under the direct action statute, the Louisiana Attorney General is pursuing liability claims against the Tobacco Defendants and their insurers in the same suit, even though none of the Tobacco Defendants has made a claim for insurance coverage.

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

NON-INSURANCE

  Tobacco Litigation - Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke. Tobacco litigation includes claims brought by individual plaintiffs ("Conventional Product Liability Cases"); claims brought as class actions on behalf of a large number of individuals for damages allegedly caused by smoking ("Class Actions"); claims brought on behalf of governmental entities and others, including private citizens suing on behalf of taxpayers, labor unions and Indian Tribes, seeking, among other alleged damages, reimbursement of health care costs allegedly incurred as a result of smoking ("Reimbursement Cases"); and claims for contribution and/or indemnity of asbestos claims by asbestos manufacturers ("Claims for Contribution"). In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases").

  There has been a substantial increase in the number of cases filed. For instance, 15 Class Actions that name Lorillard and/or the Company as defendants were filed and served during 1996; at least 32 such suits have been filed during 1997. Nineteen Reimbursement Cases were filed by state or local governmental entities during 1996; at least 29 Reimbursement Cases have been filed by governmental entities during 1997 as well as suits by five Indian Tribes and 45 suits by unions. Conventional Product Liability Cases also have been filed with greater frequency in recent years. During 1994, approximately 30 such suits were filed and served against U.S. cigarette manufacturers, including Lorillard. Approximately 140 such suits were filed and served during 1995. Approximately 340 such suits were filed and served during 1996. In 1997, approximately 450 such suits have been filed and served on the major U.S. cigarette manufacturers, including Lorillard, and other defendants, including the Company.

  In these actions, plaintiffs claim substantial compensatory, statutory and punitive damages in amounts ranging into the billions of dollars. These claims are based on a number of legal theories including, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, violation of consumer protection statutes, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products. Some cases are scheduled for trial during 1998.

  On June 20, 1997, together with other companies in the United States tobacco industry, Lorillard entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings incorporating the features described in the proposed resolution attached to the Memorandum of Understanding (together, the

"Proposed Resolution"). The Proposed Resolution can be implemented only by federal legislation. If enacted into law, the legislation would resolve many of the regulatory and litigation issues affecting the United States tobacco industry thereby reducing uncertainties facing the industry. (See "Proposed Resolution of Certain Regulatory and Litigation Issues" below.)

  CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 590 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Lorillard is a defendant in approximately 200 of these cases. The Company is a defendant in eight of these cases.

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

  During 1997, juries returned verdicts in favor of the defendants in trials in two smoking and health cases in which Lorillard was not a party, Connor v. R.J. Reynolds Tobacco Company (verdict returned May 5, 1997) and Karbiwnyk v. R.J. Reynolds Tobacco Company (verdict returned October 31, 1997) (both cases were tried in the Circuit Court of Duval County, Florida). Appeals are not pending in either case.

  CLASS ACTIONS - There are 53 purported class actions pending against cigarette manufacturers and other defendants, including the Company. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One case seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations.

  Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of over 60 law firms from throughout the United States. Lorillard is a defendant in 49 of the 53 cases seeking class certification. The Company is a defendant in 20 of the purported class actions. Many of the purported class actions are in the pre-trial, discovery stage.

  Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991). On October 10, 1997, the parties to this class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke executed a settlement agreement which was finally approved by the court on February 3, 1998. The settlement agreement requires Lorillard and three other cigarette manufacturers jointly to pay $300.0 in three annual installments to create and endow a research institute to study diseases associated with cigarette smoke. The amount to be paid by Lorillard is to be based upon each of the four settling defendants' share of the United States market for the sale of cigarettes. Lorillard presently has approximately 8.8% of the cigarette market in the United States. Based on this calculation, Lorillard is expected to pay approximately $26.0 of the proposed settlement amount. The plaintiff class members are permitted to file individual suits, but these individuals may not seek punitive damages for injuries that arose prior to January 15, 1997 which enabled them to be members of the class. The defendants that executed the settlement agreement agreed to pay a total of $49.0 as fees and expenses of the attorneys who represented plaintiffs. Certain of the absent class members objected to the settlement agreement and some have noticed an appeal from the February 3, 1998 order.

  REIMBURSEMENT CASES - Approximately 110 actions are pending in which governmental entities, private citizens, or other organizations, including labor unions and Indian Tribes, seek recovery of funds expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in all such actions. The Company is named as a defendant in 19 of them.

  State or Local Governmental Reimbursement Cases - To date, suits filed by 40 states, the Commonwealth of Puerto Rico and the Republic of The Marshall Islands are pending. In addition, cities, counties or other local governmental entities have filed eight such suits. The Company is a defendant in 15 cases filed by state or local governmental entities. Since January 1, 1997, cases brought by Florida, Mississippi and Texas have been settled (see "Settlements of Reimbursement Cases"). Trial for the case brought by the State of Minnesota began on January 20, 1998 and is proceeding. Many of the pending Reimbursement Cases are in the pre-trial, discovery stage.

  The governmental entities pursuing the Reimbursement Cases are doing so at the urging and with the assistance of well known members of the plaintiffs bar who have been meeting with attorneys general in other states to encourage them to file similar suits.

  Private Citizens Reimbursement Cases - There are five suits pending in which plaintiffs are private citizens. Four of the suits have been filed by private citizens on behalf of taxpayers of their respective states, although governmental entities have filed reimbursement suits in two of the four states. The Company is a defendant in four of the five pending private citizen reimbursement cases. Lorillard is a defendant in each of the cases. Each of these cases is in the pre-trial, discovery stage.

  Reimbursement Cases by Indian Tribes - Indian Tribes have filed five reimbursement suits in their tribal courts, one of which has been dismissed. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the five tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

  Reimbursement Cases by Labor Unions - Labor unions have filed approximately 45 reimbursement suits in various states in federal or state courts. Lorillard is named as a defendant in each of the suits filed to date by unions. The Company is not a defendant in any of the cases filed to date by unions. Each of these cases is in the pre-trial, discovery stage.

  CONTRIBUTION CLAIMS - In addition to the foregoing cases, five cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action. The Company is named as a defendant in two of the cases. Each of these cases is in the pre-trial, discovery stage.

  FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Sixteen such cases are pending in federal and state courts. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10.0 in compensatory damages and $100.0 in punitive damages. In the one case of this type that has been tried during 1997, the jury returned a verdict in favor of Lorillard. Trials were held in three cases of this type during 1996. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict, which Lorillard has appealed, requires Lorillard to pay the amount of $.14, although the award subsequently was reduced to $.07.

  Trials were held in three cases of this type during 1995. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs, which was upheld on appeal. The Company has paid the compensatory judgment award, trial costs and interest thereon in the amount of $1.6 on December 30, 1997. The Company has filed a petition for writ of certiorari to the United States Supreme Court as to the punitive damage award, which is pending.

  DOCUMENT DISCOVERY ISSUES - Plaintiffs in a number of the cases pending against the tobacco industry, including cases against Lorillard and the Company, have challenged the claims made by Lorillard and other companies in the tobacco industry that certain documents sought by plaintiffs are protected from disclosure by the attorney-client privilege and work product protection. These challenges include, among other things, allegations that such documents do not contain legal advice or were not prepared for litigation purposes and, thus, are not privileged or protected as attorney work product. Certain plaintiffs in these cases have also alleged that defendants' privileged documents should be discoverable pursuant to the so-called crime/fraud exception which negates the privilege as to documents found to have been related to and prepared in furtherance of an alleged crime or fraud.

  Various courts have addressed these issues and have arrived at differing conclusions as to whether the privilege for some of defendants' documents should be maintained. Some of these rulings are final and, as a result, certain documents as to which defendants have claimed a privilege have been released to plaintiffs.

  In addition, on December 5, 1997, certain documents as to which defendants had claimed privilege were provided to the Chairman of the House Commerce Committee in response to a subpoena. These documents were subsequently made available on the Internet. On February 19, 1998, the Committee subpoenaed an additional approximately 39,000 documents which Lorillard and other companies in the tobacco industry have asserted to be privileged. These documents are the subject of a March 7, 1998 ruling in the Reimbursement Case brought by the State of Minnesota, in which the judge ordered that the documents should be released on the basis of the crime/fraud exception. Defendants have sought appellate review of this ruling.

  Under the Proposed Resolution discussed below, Lorillard and other companies in the tobacco industry agreed to establish an industry-funded document depository to allow public viewing of certain industry documents. In recent Congressional testimony, representatives of the tobacco companies offered to make tens of millions of pages of documents public prior to the enactment of any comprehensive legislation to demonstrate their commitment to the principles set forth in the Proposed Resolution. On February 27, 1998, Lorillard and other companies in the tobacco industry posted on the Internet the first installment of these documents for public access. In addition, the tobacco companies have asked the court in the Reimbursement Case brought by the State of Minnesota to grant public access to the Minnesota document depository established in that case. The publicly available materials will not include documents containing trade secret information, certain personnel and third party information, or documents for which attorney-client privilege or work product doctrine claims have been asserted.

  Tobacco industry documents have generated extensive media coverage recently and have become a focal point in the litigation. The Company cannot predict the effect disclosure of these documents may have on pending litigation or Congressional consideration of the Proposed Resolution.

  DEFENSES - One of the defenses raised by Lorillard in certain cases is preemption by the Federal Cigarette Labeling and Advertising Act (the "Labeling Act"). In the case of Cipollone v. Liggett Group, Inc., et al., the United States Supreme Court, in a plurality opinion issued on June 24, 1992, held that the Labeling Act as enacted in 1965 does not preempt common law damage claims but that the Labeling Act, as amended in 1969, does preempt claims against tobacco companies arising after July 1, 1969, which assert that the tobacco companies failed to adequately warn of the alleged health risks of cigarettes, sought to undermine or neutralize the Labeling Act's mandatory health warnings, or concealed material facts concerning the health effects of smoking in their advertising and promotion of cigarettes. The Supreme Court held that claims against tobacco companies based on fraudulent misrepresentation, breach of express warranty, or conspiracy to misrepresent material facts concerning the alleged health effects of smoking are not preempted by the Labeling Act. The Supreme Court in so holding did not consider whether such common law damage actions were valid under state law. The effect of the Supreme Court's decision on pending and future cases against Lorillard and other tobacco companies will likely be the subject of further legal proceedings. Additional litigation involving claims such as those held to be preempted by the Supreme Court in Cipollone could be encouraged if legislative proposals to eliminate the federal preemption defense, pending in Congress since 1991, are enacted. It is not possible to predict whether any such legislation will be enacted.

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

PROPOSED RESOLUTION OF CERTAIN REGULATORY AND LITIGATION ISSUES

  The Proposed Resolution, which can be implemented only by federal legislation, would resolve many of the issues relating to tobacco litigation.

  The Proposed Resolution is the subject of continuing review and comment by the White House, Congress, the public health community and other interested parties. The White House and certain members of the public health community have expressed concern with certain aspects of the Proposed Resolution. Certain members of Congress have offered or indicated that they may offer alternative legislation. Currently, over thirty bills have been introduced in Congress regarding the issues raised in the Proposed Resolution, including bills seeking more stringent regulation of the tobacco industry by the Food and Drug Administration (the "FDA") and bills to increase the federal excise tax on tobacco products. Several of these bills seek to increase the payments by the tobacco industry from the levels reflected in the Proposed Resolution and deny the industry any form of relief from civil litigation. No bill currently introduced would adopt the Proposed Resolution as agreed to. There can be no assurance that federal legislation in the form of the Proposed Resolution will be enacted or that it will be enacted without modification that is materially adverse to Lorillard or that any modification would be acceptable to Lorillard or that, if enacted, the legislation would not face legal challenges. In any event, the Company believes implementation of the Proposed Resolution would materially adversely affect its consolidated results of operations and financial position. The degree of the adverse impact would depend, among other things, on the final form of implementing federal legislation, the rates of decline in United States cigarette sales in the premium and discount segments and Lorillard's share of the domestic premium and discount cigarette segments. Moreover, the negotiation and signing of the Proposed Resolution could affect other federal, state and local regulation of the United States tobacco industry.

  The Proposed Resolution includes provisions relating to advertising and marketing restrictions, product warnings and labeling, access restrictions, licensing of tobacco retailers, the adoption and enforcement of "no sales to minors" laws by states, surcharges against the industry for failure to achieve underage smoking reduction goals, regulation of tobacco products by the FDA, public disclosure of industry documents and research, smoking cessation programs, compliance programs by the industry, public smoking and smoking in the workplace, enforcement of the Proposed Resolution, industry payments and litigation.

Industry Payments

  The Proposed Resolution would require participant manufacturers to make substantial payments in the year of implementation and thereafter ("Industry Payments"). Participating manufacturers would be required to make an aggregate $10,000 initial Industry Payment on the date federal legislation implementing the terms of the Proposed Resolution is signed. This Industry Payment would be based on relative market capitalizations and Lorillard currently estimates that its share of the initial Industry Payment would be approximately $750 (to be adjusted downward for initial payments made to Florida, Mississippi and Texas pursuant to settlements, see "Settlements of Reimbursement Cases," discussed below). Thereafter, the companies would be required to make specified annual Industry Payments determined and allocated among the companies based on volume of domestic sales as long as the companies continue to sell tobacco products in the United States. These Industry Payments, which would begin on December 31 of the first full year after implementing federal legislation is signed, would be in the following amounts (at 1996 volume levels): year 1: $8,500; year 2: $9,500; year 3:
$11,500; year 4: $14,000; and each year thereafter; $15,000. These Industry Payments would be increased by the greater of 3% or the previous year's inflation rate determined with reference to the Consumer Price Index. The Industry Payments would increase or decrease in proportion to changes from 1996 domestic sales volume levels. Volume declines would be measured based on adult sales volume figures; volume increases would be measured by total sales volume. If sales volume declines but the industry's domestic net operating profit exceeds base year inflation-adjusted levels, the reduction in the annual Industry Payment due to volume decline, if any, would be offset to the extent of 25% of the increased profit. At current levels of sales and prior to any adjustment for inflation, the Proposed Resolution would require total Industry Payments of $368,500 over the first 25 years (subject to credits described below in connection with potential civil tort liability).

  The Industry Payments would be separate from any surcharges discussed below. The Industry Payments would receive priority and would not be dischargeable in any bankruptcy or reorganization proceeding and would be the obligation only of entities manufacturing and selling tobacco products in the United States (and not their affiliated companies). The Proposed Resolution provides that all payments by the industry would be ordinary and necessary business expenses in the year of payment, and no part thereof would be either in settlement of an actual or potential liability for a fine or penalty (civil or criminal) or the cost of a tangible or intangible asset. The Proposed Resolution would provide for the pass-through to consumers of the annual Industry Payments in order to promote the maximum reduction in underage use.

Surcharge for Failure to Achieve Underage Smoking Reduction Goals

  The Proposed Resolution would require the FDA to impose annual surcharges on the industry if targeted reductions in underage smoking are not achieved in accordance with a legislative timetable. The surcharge would be based upon an approximation of the present value of the profit the companies would earn over the lives of all underage consumers in excess of the target and would be allocated among participating manufacturers based on their market share of the United States cigarette industry.

Effects on Litigation

  If enacted, the federal legislation provided for in the Proposed Resolution would settle present attorney general health care cost recovery actions (or similar actions brought by or on behalf of any governmental entity), parens patriae and smoking and health class actions and all addiction/dependence claims and would bar similar actions from being maintained in the future. However, the Proposed Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. On July 2 and August 25, 1997, and January 16, 1998, together with other companies in the United States tobacco industry, Lorillard entered into Memoranda of Understanding with the States of Florida, Mississippi and Texas, respectively, with respect to those states' health care cost recovery actions. See "Settlements of Reimbursement Cases" discussed below. Lorillard may enter into discussions with certain other states with health care cost recovery actions scheduled to be tried this year with regard to the postponement or settlement of such actions pending the enactment of the legislation contemplated by the Proposed Resolution. No assurance can be given whether a postponement or settlement will be achieved, or, if achieved, as to the terms thereof. The Proposed Resolution would not affect any smoking and health class action or any health care cost recovery action that is reduced to final judgment before implementing federal legislation is effective.

Under the Proposed Resolution, the rights of individuals to sue the tobacco industry would be preserved, as would existing legal doctrine regarding the types of tort claims that can be brought under applicable statutory and case law except as expressly changed by implementing federal legislation. Claims, however, could not be maintained on a class or other aggregated basis and could be maintained only against tobacco manufacturing companies (and not their retailers, distributors or affiliated companies). In addition, all punitive damage claims based on past conduct would be resolved as part of the Proposed Resolution and future claimants could seek punitive damages only with respect to claims predicated upon conduct taking place after the effective date of implementing federal legislation. Finally, except with respect to actions pending as of June 9, 1997, third-party payor (and similar) claims could be maintained only based on subrogation of individual claims. Under subrogation principles, a payor of medical costs can seek recovery from a third party only by "standing in the shoes" of the injured party and being subject to all defenses available against the injured party.

  The Proposed Resolution contemplates that participating tobacco manufacturers would enter into a joint sharing agreement for civil liabilities relating to past conduct. Judgments and settlements arising from tort actions would be paid as follows: (i) the Proposed Resolution would set an annual aggregate cap equal to 33% of the annual base Industry Payment (including any reductions for volume declines); (ii) any judgments or settlements exceeding the cap in a year would roll over into the next year; (iii) while judgments and settlements would run against the defendant, they would give rise to an 80-cents-on-the-dollar credit against the annual Industry Payment; and (iv) finally, any individual judgments in excess of $1 would be paid at the rate of $1 per year unless every other judgment and settlement could first be satisfied within the annual aggregate cap. In all circumstances, however, the companies would remain fully responsible for costs of defense and certain costs associated with the fees of attorneys representing certain plaintiffs in the litigation that would be settled by the Proposed Resolution.

  SETTLEMENTS OF REIMBURSEMENT CASES - In furtherance of the Proposed Resolution, Lorillard and other companies in the United States tobacco industry (the "Settling Defendants") have settled reimbursement cases brought by the States of Florida, Mississippi and Texas on terms consistent with the Proposed Resolution. The Mississippi action was settled in July 1997, Florida was settled in September 1997 and Texas was settled in January 1998, although final approval of the Texas settlement has been deferred until March 25, 1998 to enable the state and certain of its political subdivisions and hospital systems an opportunity to litigate issues with respect to the scope of the agreement. These settlements resulted in a pre-tax charge to earnings of $163.4 in 1997.

  Under the Mississippi settlement agreement, the Settling Defendants paid $170 representing Mississippi's estimated share of the $10,000 initial payment under the Proposed Resolution, and paid an additional $15 to reimburse Mississippi and its private counsel for out-of-pocket costs. The Settling Defendants also paid approximately $62 to support a pilot program aimed at reducing the use of tobacco products by persons under the age of eighteen. Lorillard's share of all the foregoing payments, approximately $19.5, was charged to expense in 1997.

  Beginning December 31, 1998, the Settling Defendants will pay Mississippi amounts based on its anticipated share of the annual industry payments under the Proposed Resolution. These payments, which (except for the payment with respect to 1998) will be adjusted as provided in the Proposed Resolution, are estimated to be $68 with respect to 1998 and will increase annually thereafter to an estimated $136 by 2003, continuing at that level thereafter, and will be allocated among the Settling Defendants in accordance with their relative unit volume of domestic tobacco product sales.

  Under the Florida settlement agreement, the Settling Defendants paid $550, representing Florida's estimated share of the $10,000 initial payment under the Proposed Resolution, and also reimbursed Florida's expenses and those of its private counsel. The Settling Defendants also paid $200 to support a pilot program by Florida aimed at reducing the use of tobacco products by persons under the age of eighteen. Lorillard's share of all the foregoing payments, approximately $59.5, was charged to expense in 1997.

  On September 15, 1998, and annually thereafter on December 31, the Settling Defendants will make ongoing payments to Florida in the following estimated amounts - 1998: $220; 1999: $247.5; 2000: $275; 2001: $357.5; 2002: $357.5; and
each year thereafter $440. These amounts are projected to approximate that portion of the annual industry payments under the Proposed Resolution which is contemplated to be paid to Florida. These payments (except for the payment with respect to 1998) will be adjusted as provided in the Proposed Resolution and will be allocated among the Settling Defendants in accordance with their relative unit volume of domestic tobacco product sales.

  Under the Texas settlement agreement, the Settling

Defendants agreed to pay Texas an up-front payment of $725 in 1998, representing Texas's estimated share of the $10,000 initial payment under the Proposed Resolution, and agreed to reimburse Texas and its private counsel for expenses in the estimated amount of $45. The Settling Defendants also agreed to pay Texas $264 to support a pilot program aimed at reducing the use of tobacco by persons under the age of eighteen. Lorillard's share of all of the foregoing payments, approximately $84.4, was charged to expense in 1997.

  Beginning in November and December 1998, and on December 31 of each subsequent year, the Settling Defendants will pay Texas 7.25% of the annual industry payments contemplated to be paid to the states under the Proposed Resolution. These payments, which (except for the payments with respect to 1998) will be adjusted as provided in the Proposed Resolution, will be in the following estimated amounts - 1998: $290; 1999: $326; 2000: $363; 2001: $471; 2002: $471;
and 2003 and each year thereafter: $580. These payments will be allocated among the Settling Defendants in accordance with their relative unit volume of domestic tobacco product sales.

  The Settling Defendants have also agreed to pay reasonable attorneys' fees of private contingency fee counsel of Florida, Mississippi and Texas as set by a panel of independent arbitrators. Each of these payments would be allocated among the Settling Defendants in accordance with their relative unit volume of domestic tobacco product sales and will be subject to an aggregate national annual cap of $500. Certain of Florida's private contingency fee counsel have challenged the attorney's fees provision set forth in the Florida settlement agreement, arguing that the settlement agreement has no effect on their rights under their contingency fee agreement with Florida. In November 1997, the court ordered all parties to comply with the provisions for obtaining attorneys' fees, as set forth in the settlement agreement. Certain contingency fee counsel are appealing this ruling. One of these contingency fee counsel has filed suit against certain companies in the tobacco industry, although not Lorillard, alleging, among other things, tortious interference with such counsel's contingency fee agreement with the State.

  If legislation implementing the Proposed Resolution or its substantial equivalent is enacted, the settlements will remain in place, but the terms of the federal legislation will supercede the settlement agreements (except for the terms of the pilot programs and payments thereunder, the initial payments and the annual payments with respect to 1998), and the other payments described above will be adjusted so that Florida, Mississippi and Texas will receive the same payments as they would receive under such legislation.

  If the Settling Defendants enter into any future pre-verdict settlement agreement with a non-federal governmental plaintiff on more favorable terms (after due consideration of relevant differences in population or other appropriate factors), Florida, Mississippi and Texas will obtain treatment at least as relatively favorable as such governmental plaintiff.

  If federal legislation implementing the Proposed Resolution or its substantial equivalent is enacted, the parties contemplate that Florida, Mississippi and Texas and any other state that has made an exceptional contribution to secure resolution of these matters may apply to a panel of independent arbitrators for reasonable compensation for its efforts in securing the Proposed Resolution. The Settling Defendants have agreed not to oppose applications for $75 by Mississippi, $250 by Florida and $329.5 by Texas, subject to a nationwide annual cap for all such payments of $100.

  Finally, the settlement agreements provide that they are not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Settling Defendants solely to avoid the further expense, inconvenience, burden and uncertainty of litigation.

                                    * * * *

  While Lorillard intends to defend vigorously all smoking and health related litigation which may be brought against it, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably.

  Many of the recent developments in relation to smoking and health discussed above have received wide-spread media attention including the release of documents by the industry. These developments may reflect adversely on the tobacco industry and could have adverse effects on the ability of Lorillard and other cigarette manufacturers to prevail in smoking and health litigation.

  Except for the effect of the Proposed Resolution if implemented as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

  Other Litigation - The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

Note 19. Business Segments -

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 84% owned subsidiary, "CNA"); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary, "Lorillard"); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary, "Loews Hotels"); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 50.3% owned subsidiary, "Diamond Offshore"); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary, "Bulova").

  As multiple-line insurers, CNA's insurance operations underwrite property, casualty, life, and accident and health coverages in the United States. Foreign operations are not significant. Insurance products are marketed by CNA through independent agents and brokers.

  Lorillard's principal products are marketed under the brand names of Newport, Kent and True with substantially all of its sales in the United States.

  Loews Hotels owns and/or operates 14 hotels, 11 of which are in the United States, two are in Canada and one is located in Monte Carlo.

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

  The following table sets forth the major sources of the Company's consolidated revenues, income and assets.


Year Ended December 31                           1997         1996         1995
--------------------------------------------------------------------------------

Revenues (a):
  Property and casualty insurance           $12,943.1    $12,990.4    $11,092.1
  Life insurance (b)                          4,131.7      4,043.8      3,617.0
  Cigarettes                                  2,416.8      2,239.1      2,081.1
  Hotels                                        222.5        200.6        218.0
  Offshore drilling                             977.5        648.1        339.5
  Watches and clocks                            128.9        120.8        109.5
  Investment (loss) income-net (c)             (681.8)       215.3      1,228.1
  Other and eliminations-net                       .1        (15.7)        (7.9)
--------------------------------------------------------------------------------
Total                                       $20,138.8    $20,442.4    $18,677.4

================================================================================

Year Ended December 31                              1997        1996       1995
--------------------------------------------------------------------------------

Income contribution (a)(d):
  Property and casualty insurance              $ 1,287.5   $ 1,287.1  $   953.6
  Life insurance                                   313.5       327.7      330.8
  Cigarettes (e)                                   578.4       744.0      662.3
  Hotels                                            39.4        22.0       32.3
  Offshore drilling                                440.3       215.1       13.9
  Watches and clocks                                17.4        12.4        8.2
  Investment income-net (c)                       (688.3)      209.6    1,224.9
  Other                                              1.4         4.0        4.9
--------------------------------------------------------------------------------
Total                                          $ 1,989.6   $ 2,821.9  $ 3,230.9
================================================================================

Net income (a):
  Property and casualty insurance              $   709.8   $   700.4  $   530.1
  Life insurance                                   167.2       174.9      163.2
  Cigarettes (e)                                   363.1       444.4      385.0
  Hotels                                            18.8         6.9       16.8
  Offshore drilling                                130.9        52.1       (8.7)
  Watches and clocks                                 9.7         6.8        2.8
  Investment income-net (c)                       (447.7)      137.2      792.1
  Corporate interest expense                       (71.8)      (72.2)     (64.5)
  Corporate expense and other-net                  (86.4)      (66.6)     (51.1)
--------------------------------------------------------------------------------
Total                                          $   793.6   $ 1,383.9  $ 1,765.7
================================================================================

Identifiable assets:
  Property and casualty insurance              $46,398.2   $46,719.6  $47,108.3
  Life insurance                                14,736.9    14,040.5   13,101.4
  Cigarettes                                     1,312.1       899.6      882.3
  Hotels                                           216.5       231.2      214.2
  Offshore drilling                              2,293.9     1,574.5      618.1
  Watches and clocks                               155.2       148.6      134.1
  Investment income                              4,584.3     4,408.7    3,551.8
  Corporate                                        112.1        31.0       19.8
  Other and eliminations-net                      (232.1)     (650.8)    (113.1)
--------------------------------------------------------------------------------
Total                                          $69,577.1   $67,402.9  $65,516.9
================================================================================

(a) Investment (losses) gains included in Revenues, Income contribution and Net income are as follows:


Year Ended December 31                              1997       1996        1995
--------------------------------------------------------------------------------

Revenues:
  Property and casualty insurance                $ 592.5     $473.6    $  320.6
  Life insurance                                   163.6      163.6       139.2
  Investment income-net                           (869.7)      39.3     1,118.2
--------------------------------------------------------------------------------
Total                                            $(113.6)    $676.5    $1,578.0
================================================================================

Income contribution:
  Property and casualty insurance                $ 592.5     $473.6    $  320.6
  Life insurance                                   149.0      149.3       131.4
  Investment income-net                           (869.7)      39.3     1,118.2
--------------------------------------------------------------------------------
Total                                            $(128.2)    $662.2    $1,570.2
================================================================================

Net income:
  Property and casualty insurance                $ 323.6     $255.6    $  174.8
  Life insurance                                    81.4       80.5        71.9
  Investment income-net                           (564.9)      27.5       725.2
--------------------------------------------------------------------------------
Total                                            $(159.9)    $363.6    $  971.9
================================================================================

(b)  Includes $2,100.0, $2,100.0 and $1,900.0 under contracts covering U.S.
     government employees and their dependents for the respective periods.
(c) Consists of investment income of non-insurance operations. Investment income of insurance operations is included in the Revenues, Income contribution and Net income of the related insurance operations.
(d) Consists of income before minority interest and allocation for financial reporting purposes of interest expense, corporate expense and income taxes.
(e) Includes pre-tax and after tax charges related to the settlements of tobacco litigation of $198.8 and $122.0, respectively, for the year ended
     December 31, 1997.

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


                                                                         Page
      2. Financial Statement Schedules:                                 Number
                                                                        ------

Independent Auditors' Report .........................................    L-1
Loews Corporation and Subsidiaries:
  Schedule I-Condensed financial information of Registrant for the
   years ended December 31, 1997, 1996 and 1995 ......................    L-2
  Schedule II-Valuation and qualifying accounts for the years ended
   December 31, 1997, 1996 and 1995 ..................................    L-6
  Schedule V-Supplemental information concerning property/casualty insurance operations for the years ended December 31, 1997, 1996
   and 1995 ..........................................................    L-7

      3. Exhibits:

                                                                        Exhibit
                                Description                             Number
                                -----------                             -------

  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

      Merger Agreement, dated as of December 6, 1994, by and among
      CNA Financial Corporation, Chicago Acquisition Corp. and The
      Continental Corporation is incorporated herein by reference to
      Exhibit 2 to CNA Financial Corporation's (Commission File Number
      1-5823) Report on Form 8-K filed December 9, 1994 ...............    2.01

  (3) Articles of Incorporation and By-Laws

      Restated Certificate of Incorporation of the Registrant,
      incorporated herein by reference to Exhibit 3 to Registrant's
      Report on Form 10-Q for the quarter ended June 30, 1996 .........    3.01

      By-Laws of the Registrant as amended to date, incorporated herein by reference to Exhibit 3.01 to Registrant's Report on Form 10-Q
      for the quarter ended June 30, 1997 .............................    3.02

                                                                        Exhibit
                                Description                             Number
                                -----------                             -------

  (4) Instruments Defining the Rights of Security Holders, Including
      Indentures

      The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

 (10) Material Contracts

      Employment Agreement between Registrant and Laurence A. Tisch dated March 1, 1971 as amended through February 20, 1996 is incorporated herein by reference to Exhibit 10.01 to Registrant's
      Reports on Form 10-K for the years ended December 31, 1981,
      1983, 1984, 1985, 1986, 1988, 1989, 1992, 1994 and 1995 .........   10.01

      Employment Agreement dated as of March 1, 1988 between Registrant and Preston R. Tisch as amended through February 20, 1996 is incorporated herein by reference to Exhibit 10.05 to Registrant's
      Report on Form 10-K for the years ended December 31, 1987,
      1989 and 1992 and to Exhibit 10.02 to Registrant's Report on Form
      10-K for the year ended December 31, 1994 and 1995 ..............   10.02

      Continuing Service Agreement between a subsidiary of Registrant and Edward J. Noha, dated February 27, 1991 incorporated herein by reference to Exhibit 10.04 to Registrant's Report on Form 10-K
      for the year ended December 31, 1990 ............................   10.03

      Loews Corporation Benefits Equalization Plan as amended and restated as of December 31, 1996 is incorporated herein by reference to Exhibit 10.04 to Registrant's Report on Form 10-K
      for the year ended December 31, 1996 ............................   10.04

      Loews Corporation Deferred Compensation Plan as amended and restated as of December 31, 1995 is incorporated herein by reference to Exhibit 10.05 to Registrant's Report on Form 10-K
      for the year ended December 31, 1996 ............................   10.05

      Agreement between Fibreboard Corporation and Continental Casualty
      Company, dated April 9, 1993 is incorporated herein by reference to Exhibit A to Registrant's Report on Form 8-K filed April 12,
      1993 ............................................................   10.06

      Settlement Agreement entered into on October 12, 1993 by and among Fibreboard Corporation, Continental Casualty Company, CNA
      Casualty Company of California, Columbia Casualty Company and
      Pacific Indemnity Company is incorporated herein by reference to
      Exhibit 99.1 to Registrant's Report on Form 10-Q for the quarter
      ended September 30, 1993 ........................................   10.07

      Continental-Pacific Agreement entered into on October 12, 1993 between Continental Casualty Company and Pacific Indemnity
      Company is incorporated herein by reference to Exhibit 99.2 to
      Registrant's Report on Form 10-Q for the quarter ended September
      30, 1993 ........................................................   10.08

      Global Settlement Agreement among Fibreboard Corporation,
      Continental Casualty Company, CNA Casualty Company of California,
      Columbia Casualty Company, Pacific Indemnity Company and the
      Settlement Class dated December 23, 1993 is incorporated herein by reference to Exhibit 10.09 to Registrant's Report on Form 10-K
      for the year ended December 31, 1993 ............................   10.09

                                                                        Exhibit
                                Description                             Number
                                -----------                             -------
      Glossary of Terms in Global Settlement Agreement, Trust
      Agreement, Trust Distribution Process and Defendant Class
      Settlement Agreement dated December 23, 1993 is incorporated herein by reference to Exhibit 10.10 to Registrant's Report on
      Form 10-K for the year ended December 31, 1993 ..................   10.10

      Fibreboard Asbestos Corporation Trust Agreement dated December
      23, 1993 is incorporated herein by reference to Exhibit 10.11 to
      Registrant's Report on Form 10-K for the year ended December 31,
      1993 ............................................................   10.11

      Trust Distribution Process - Annex A to the Trust Agreement dated
      December 23, 1993 is incorporated herein by reference to Exhibit
      10.12 to Registrant's Report on Form 10-K for the year ended
      December 31, 1993 ...............................................   10.12

      Defendant Class Settlement Agreement dated December 23, 1993 is incorporated herein by reference to Exhibit 10.13 to Registrant's
      Report on Form 10-K for the year ended December 31, 1993 ........   10.13

      Escrow Agreement among Continental Casualty Company, Pacific
      Indemnity Company and the First National Bank of Chicago dated
      December 23, 1993 is incorporated herein by reference to Exhibit
      10.14 to Registrant's Report on Form 10-K for the year ended
      December 31, 1993 ...............................................   10.14

      Incentive Compensation Plan incorporated herein by reference to
      Exhibit 10.15 to Registrant's Report on Form 10-K for the year
      ended December 31, 1996 .........................................   10.15

      Memorandum of Understanding related to proposed resolution of certain regulatory and litigation issues affecting the United
      States tobacco industry incorporated herein by reference to
      Exhibit 10 to Registrant's Report on Form 8-K filed June 24, 1997   10.16

 (21) Subsidiaries of the Registrant

      List of subsidiaries of Registrant ..............................   21.01*

 (27) Financial Data Schedule .........................................   27.01*

* Filed herewith

  (b) Reports on Form 8-K:

  There were no reports filed for the three months ended December 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LOEWS CORPORATION



Dated: March 30, 1998                        By       /s/ Peter W. Keegan
                                               ---------------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 30, 1998                        By      /s/ Laurence A. Tisch
                                               ---------------------------------
                                                 (Laurence A. Tisch, Co-Chairman
                                                 of the Board and Principal
                                                 Executive Officer)


Dated: March 30, 1998                        By       /s/ Peter W. Keegan
                                               ---------------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)


Dated: March 30, 1998                        By         /s/ Guy A. Kwan
                                               ---------------------------------
                                                   (Guy A. Kwan, Controller)


Dated: March 30, 1998                        By      /s/ Charles B. Benenson
                                               ---------------------------------
                                                 (Charles B. Benenson, Director)


Dated: March 30, 1998                        By         /s/ John Brademas
                                               ---------------------------------
                                                    (John Brademas, Director)


Dated: March 30, 1998                        By    /s/ Dennis H. Chookaszian
                                               ---------------------------------
                                               (Dennis H. Chookaszian, Director)


Dated: March 30, 1998                        By        /s/ Paul Fribourg
                                               ---------------------------------
                                                   (Paul Fribourg, Director)


                                             By
                                               ---------------------------------
                                                   (Bernard Myerson, Director)

Dated: March 30, 1998                        By        /s/ Edward J. Noha
                                               ---------------------------------
                                                   (Edward J. Noha, Director)


Dated: March 30, 1998                        By        /s/ Gloria R. Scott
                                               ---------------------------------
                                                   (Gloria R. Scott, Director)


Dated: March 30, 1998                        By        /s/ Andrew H. Tisch
                                               ---------------------------------
                                                   (Andrew H. Tisch, Director)


Dated: March 30, 1998                        By        /s/ James S. Tisch
                                               ---------------------------------
                                                   (James S. Tisch, Director)


Dated: March 30, 1998                        By       /s/ Jonathan M. Tisch
                                               ---------------------------------
                                                  (Jonathan M. Tisch, Director)


Dated: March 30, 1998                        By       /s/ Preston R. Tisch
                                               ---------------------------------
                                                  (Preston R. Tisch, Director)

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Shareholders of Loews Corporation:

  We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.







Deloitte & Touche LLP

New York, New York
February 18, 1998

                                                                      SCHEDULE I


                Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                              BALANCE SHEETS

                                  ASSETS


December 31                                                 1997            1996
--------------------------------------------------------------------------------
(In millions)

Current assets, principally investment in U.S.
 government securities .............................    $ 4,251.6      $ 4,140.8
Investments in securities ..........................        351.7          283.4
Investments in capital stocks of subsidiaries, at
 equity ............................................      8,441.1        6,908.1
Other assets .......................................        161.0           73.2
--------------------------------------------------------------------------------
     Total assets ..................................    $13,205.4      $11,405.5
================================================================================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ...........    $ 1,071.5      $   618.4
Current maturities of long-term debt ...............        117.8          200.0
Securities sold under agreements to repurchase .....                       447.8
Long-term debt, less current maturities (a) ........      2,284.0        1,271.6
Deferred income tax ................................         67.0          136.5
--------------------------------------------------------------------------------
     Total liabilities .............................      3,540.3        2,674.3
Shareholders' equity ...............................      9,665.1        8,731.2
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity ....    $13,205.4      $11,405.5
================================================================================

                                                                      SCHEDULE I
                                                                     (Continued)

               Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                            STATEMENTS OF INCOME


Year Ended December 31                         1997          1996          1995
--------------------------------------------------------------------------------
(In millions)

Revenues:
  Equity in income of subsidiaries (c) .   $1,329.9      $1,324.0      $1,442.4
  Investment (losses) gains ............     (866.2)         57.9         535.9
  Interest and other ...................      199.2         177.9         102.5
--------------------------------------------------------------------------------
     Total .............................      662.9       1,559.8       2,080.8
--------------------------------------------------------------------------------

Expenses:
  Administrative .......................       34.9          38.1          12.6
  Interest .............................      109.4         109.9          97.8
--------------------------------------------------------------------------------
     Total .............................      144.3         148.0         110.4
--------------------------------------------------------------------------------
                                              518.6       1,411.8       1,970.4
Income tax benefit (expense) (b) .......      275.0         (27.9)       (204.7)
--------------------------------------------------------------------------------
Net income .............................   $  793.6      $1,383.9      $1,765.7
================================================================================

                                                                      SCHEDULE I
                                                                     (Continued)

                Condensed Financial Information of Registrant

                              LOEWS CORPORATION

                           STATEMENTS OF CASH FLOWS

Year Ended December 31                         1997          1996          1995
--------------------------------------------------------------------------------
(In millions)

Operating Activities:
  Net income ............................ $   793.6     $ 1,383.9     $ 1,765.7
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Undistributed earnings of affiliates.  (1,225.9)       (879.9)       (327.6)
    Investment losses (gains) ...........     866.2         (57.9)       (535.9)
  Changes in assets and liabilities-net:
    Receivables .........................      (7.0)       (107.5)        174.3
    Accounts payable and accrued
     liabilities ........................     (12.2)         19.7         (37.8)
    Federal income taxes ................      37.7         (75.4)        226.8
    Investments classified as trading
     securities .........................    (682.4)       (247.2)
    Other-net ...........................     (72.4)         70.7          86.3
--------------------------------------------------------------------------------
                                             (302.4)        106.4       1,351.8
--------------------------------------------------------------------------------

Investing Activities:
  Purchases of securities ...............                                (395.4)
  Proceeds from sales of securities .....                               1,031.1
  Investments in and advances to
   subsidiaries-net .....................    (104.7)        (30.8)        557.5
  Net increase in short-term investments,
   primarily U.S. government securities .      53.7        (482.5)       (393.6)
  Securities sold under agreements to
   repurchase ...........................    (447.8)        447.8      (2,092.9)
  Change in other investments ...........      (7.8)         (1.0)         (2.2)
--------------------------------------------------------------------------------
                                             (506.6)        (66.5)     (1,295.5)
--------------------------------------------------------------------------------

Financing Activities:
  Dividends paid to shareholders ........    (115.0)       (116.2)        (73.8)
  Purchases of treasury shares ..........                  (215.7)         (6.0)
  Principal payments on long-term debt ..    (200.0)
  Issuance of long-term debt ............   1,129.3         298.2
--------------------------------------------------------------------------------
                                              814.3         (33.7)        (79.8)
--------------------------------------------------------------------------------
Net change in cash ......................       5.3           6.2         (23.5)
Cash, beginning of year .................       7.8           1.6          25.1
--------------------------------------------------------------------------------
Cash, end of year ....................... $    13.1     $     7.8     $     1.6
================================================================================

                                                                      SCHEDULE I
                                                                     (Continued)

                 Condensed Financial Information of Registrant

--------------
Notes:

  (a) Long-term debt consisted of:


December 31                                                1997             1996
--------------------------------------------------------------------------------

      8.5% notes due 1998 (effective interest rate
       of 8.6%) (authorized, $125) ................    $  117.8         $  117.8
      6.8% notes due 2006 (effective interest rate
       of 6.8%) (authorized, $300) ................       300.0            300.0
      3.1% exchangeable subordinated notes due 2007
       (effective interest rate of 3.4%)
       (authorized $1,150) (1) ....................     1,150.0
      8.9% debentures due 2011 (effective interest
       rate of 9.0%) (authorized, $175) ...........       175.0            175.0
      7.6% notes due 2023 (effective interest rate
       of 7.8%) (authorized, $300) (2) ............       300.0            300.0
      7% notes due 2023 (effective interest rate of
       7.2%) (authorized, $400) (3) ...............       400.0            400.0
      8.3% debentures due 2007 ....................                        200.0
--------------------------------------------------------------------------------
                                                        2,442.8          1,492.8
      Less unamortized discount ...................        41.0             21.2
           current maturities .....................       117.8            200.0
--------------------------------------------------------------------------------
                                                       $2,284.0         $1,271.6
================================================================================

      (1) Redeemable in whole or in part at September 15, 2002 at 101.6%, and decreasing percentages thereafter. The notes are exchangeable into

          15.376 shares of Diamond Offshore's common stock per $1,000 principal amount of notes, at a price of $65.04 per share.
      (2) Redeemable in whole or in part at June 1, 2003 at 103.8%, and decreasing percentages thereafter.
      (3) Redeemable in whole or in part at October 15, 2003 at 102.4%, and decreasing percentages thereafter.

  The aggregate of long-term debt maturing in the next five years is $117.8 for the year ending December 31, 1998.

  (b) The Company is included in a consolidated federal income tax return with certain of its subsidiaries and, accordingly, participates in the allocation of certain components of the consolidated provision for federal income taxes. Such taxes are generally allocated on a separate return bases.

  The Company has entered into separate tax allocation agreements with Bulova and CNA, majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiaries"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, CNA will pay or has paid Loews approximately $210.0 and $99.0 for 1997 and 1996, and received from Loews approximately $78.0 for the year 1995. The federal income tax to be received from Bulova amounted to approximately $2.6, $5.3 for 1997 and 1996 and Bulova has received approximately $2.1 for the year 1995. Each agreement may be canceled by either of the parties upon thirty days' written notice. See Note 10 of the Notes to Consolidated Financial Statements of Loews Corporation and subsidiaries included in Item 8.

 (c) Cash dividends paid to the Company by affiliates amounted to $113.2, $445.4 and $1,085.7 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                                For the Year Ended December 31, 1997

Deducted from assets:
 Allowance for
  discounts .........   $    1.4     $ 93.0                 $ 93.0      $  1.4
 Allowance for
  doubtful accounts        290.0       30.6                    4.0       316.6
                        ------------------------------------------------------
     Total ..........   $  291.4     $123.6                 $ 97.0      $318.0
                        ======================================================

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
                        ======================================================

-----------
Notes: (1) Discounts allowed.
       (2) Includes CIC allowance at acquisition.

                                                                      SCHEDULE V

                      LOEWS CORPORATION AND SUBSIDIARIES

   Supplemental Information Concerning Property/Casualty Insurance Operations


Consolidated Property/Casualty Entities
--------------------------------------------------------------------------------

Year Ended December 31                            1997         1996         1995
--------------------------------------------------------------------------------
(In millions)

Deferred policy acquisition costs ....         $ 1,162      $ 1,084      $   969
Reserves for unpaid claim and claim
 expenses ............................          28,240       29,830       31,044
Discount deducted from claims and
 claim expenses reserves above(based
 on interest rates ranging from
 3.5% to 7.5%) .......................           2,409        2,459        2,449
Unearned premiums ....................           4,700        4,659        4,549
Earned premiums ......................           9,927       10,127        8,725
Net investment income ................           1,790        1,881        1,699
Claim and claim expenses related to
 current year ........................           7,942        7,922        6,787
Claim and claim expenses related to
 prior years .........................            (256)         (91)         122
Amortization of deferred policy
 acquisition costs ...................           2,262        2,179        1,783
Paid claim and claim expenses ........           8,376        9,200        7,057
Premiums written .....................          10,186       10,611        9,126

