Form 10-Q
period 1998-03-31
LOEWS CORP
filed 1998-05-15
CIK 60086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

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

                      Yes     X               No
                          ---------              ---------


      Class                                           Outstanding at May 1, 1998
--------------------------                            --------------------------
Common stock, $1 par value                                 115,000,000 shares

================================================================================

                                      INDEX


Part I. Financial Information                                           Page No.
                                                                        --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      March 31, 1998 and December 31, 1997 ..........................         3

    Consolidated Condensed Statements of Operations--
      Three months ended March 31, 1998 and 1997 ....................         4

    Consolidated Condensed Statements of Cash Flows--
      Three months ended March 31, 1998 and 1997 ....................         5

    Notes to Consolidated Condensed Financial Statements ............         6

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ........................................        35

  Item 3. Quantitative and Qualitative Disclosures about Market Risk         50

Part II. Other Information

  Item 1. Legal Proceedings .........................................        53

  Item 6. Exhibits and Reports on Form 8-K ..........................        54

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
---------------------------------------------------------------------------------
(Amounts in millions of dollars)                   March 31,        December 31,
                                                     1998                1997
                                                   ------------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of $31,094.4
   and $30,201.6 ................................  $31,558.3         $30,723.2
  Equity securities, cost of $1,259.3 and
   $1,102.6 .....................................    1,384.6           1,163.3
  Other investments .............................    1,081.7             978.4
  Short-term investments ........................    8,019.6           8,754.2
                                                   ------------------------------
     Total investments ..........................   42,044.2          41,619.1
Cash ............................................      298.8             497.8
Receivables-net .................................   13,913.7          13,325.9
Property, plant and equipment-net ...............    2,591.4           2,590.2
Deferred income taxes ...........................      995.6             944.3
Goodwill and other intangible assets-net ........      754.0             751.4
Other assets ....................................    1,819.7           1,895.1
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    2,291.1           2,141.7
Separate Account business .......................    5,736.3           5,811.6
                                                   ------------------------------
     Total assets ...............................  $70,444.8         $69,577.1
                                                   ==============================

Liabilities and Shareholders' Equity:

Insurance reserves and claims ...................  $40,408.6         $39,497.4
Payable to brokers ..............................    1,806.2           1,559.2
Securities sold under repurchase agreements .....      545.9             152.7
Long-term debt, less unamortized discount .......    5,749.3           5,752.6
Other liabilities ...............................    4,212.0           4,749.1
Separate Account business .......................    5,736.3           5,811.6
                                                   ------------------------------
     Total liabilities ..........................   58,458.3          57,522.6
Minority interest ...............................    2,457.1           2,389.4
Shareholders' equity ............................    9,529.4           9,665.1
                                                   ------------------------------
     Total liabilities and shareholders' equity .  $70,444.8         $69,577.1
                                                   ==============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
---------------------------------------------------------------------------------
(In millions, except per share data)                 Three Months Ended March 31,
                                                        1998               1997
                                                     ----------------------------

Revenues:

  Insurance premiums:
    Property and casualty .......................    $ 2,527.0          $2,470.5
    Life ........................................        840.0             875.0
  Investment income, net of expenses ............        630.6             615.4
  Investment (losses) gains .....................       (350.6)             28.9
  Manufactured products (including excise taxes
   of $109.0 and $110.1) ........................        596.7             541.1
  Other .........................................        551.4             408.2
                                                     ---------------------------
     Total ......................................      4,795.1           4,939.1
                                                     ---------------------------

Expenses:

  Insurance claims and policyholders' benefits ..      2,849.8           2,892.4
  Amortization of deferred policy acquisition
   costs ........................................        588.3             520.3
  Cost of manufactured products sold ............        234.6             237.2
  Selling, operating, advertising and
   administrative expenses ......................      1,056.0             791.3
  Interest ......................................         93.8              74.8
                                                     ---------------------------
     Total ......................................      4,822.5           4,516.0
                                                     ---------------------------
                                                         (27.4)            423.1
                                                     ---------------------------
  Income tax (benefit) expense ..................        (21.7)            126.4
  Minority interest .............................         78.0              57.4
                                                     ---------------------------
     Total ......................................         56.3             183.8
                                                     ---------------------------
Net (loss) income ...............................    $   (83.7)         $  239.3
                                                     ===========================

Net (loss) income per share .....................    $    (.73)         $   2.08
                                                     ===========================

Cash dividends per share ........................    $     .25          $    .25
                                                     ===========================

Weighted average number of shares outstanding ...        115.0             115.0
                                                     ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
---------------------------------------------------------------------------------
(Amounts in millions)                                Three Months Ended March 31,
                                                         1998            1997
                                                     ----------------------------
Operating Activities:
  Net (loss) income .............................    $    (83.7)     $     239.3
  Adjustments to reconcile net (loss) income to
  net cash used by operating activities-net .....         463.8            143.1
  Changes in assets and liabilities-net:
    Reinsurance receivable ......................         (47.0)           160.5
    Other receivables ...........................        (743.8)          (384.6)
    Deferred policy acquisition costs ...........        (149.4)          (129.9)
    Insurance reserves and claims ...............         916.1            574.2
    Other liabilities ...........................        (263.2)        (1,045.0)
    Trading securities ..........................        (415.7)           (20.2)
    Other-net ...................................          21.0            (41.1)
                                                     ---------------------------
                                                         (301.9)          (503.7)
                                                     ---------------------------
Investing Activities:
  Purchases of fixed maturities .................     (11,365.8)        (9,841.8)
  Proceeds from sales of fixed maturities .......      10,240.9          9,632.0
  Proceeds from maturities of fixed maturities ..         676.1            603.2
  Change in securities sold under repurchase
   agreements ...................................         393.2          1,746.8
  Purchases of equity securities ................        (307.0)          (408.9)
  Proceeds from sales of equity securities ......         192.5            300.5
  Change in short-term investments ..............         535.8         (1,386.3)
  Purchases of property, plant and equipment ....         (99.5)          (130.3)
  Change in other investments ...................        (125.7)            53.3
                                                     ---------------------------
                                                          140.5            568.5
                                                     ---------------------------
Financing Activities:
  Dividends paid to shareholders ................         (28.8)           (28.7)
  Issuance of long-term debt ....................         297.7            395.3
  Principal payments on long-term debt ..........        (301.6)          (212.2)
  Net change in revolving line of credit ........                          (63.0)
  Receipts credited to policyholders ............           1.5              2.5
  Withdrawals of policyholder account balances ..          (6.4)            (6.3)
                                                     ---------------------------
                                                          (37.6)            87.6
                                                     ---------------------------
Net change in cash ..............................        (199.0)           152.4
Cash, beginning of period .......................         497.8            305.7
                                                     ---------------------------
Cash, end of period .............................    $    298.8      $     458.1
                                                     ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
--------------------------------------------------------------------------------
(Dollars in millions, except per share data)

1. General:

     Reference is made to the Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders which should be read in conjunction with these consolidated condensed financial statements.

   Comprehensive income

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes to shareholders' equity, including net (loss) income, except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 1998 and 1997, comprehensive (loss) income totaled $(106.9) and $(87.4), respectively. Comprehensive (loss) income includes net (loss) income, unrealized appreciation (depreciation) and foreign currency translation gains or losses.

   Net (loss) income per share

     The Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company does not have any dilutive instruments related to its common shares. Accordingly, basic and diluted earnings per share are the same.

   Reclassifications

     Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1998.

2. Reinsurance:

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

     The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in CNA's states of domicile, CNA receives collateral, primarily in the form of bank letters of credit, securing a large portion of the recoverables.

     The effects of reinsurance on earned premiums, are as follows:

                                                                                             %
                                              Direct     Assumed     Ceded        Net     Assumed
                                            -----------------------------------------------------
                                                        Three Months Ended March 31, 1998
                                                        ---------------------------------

    Property and casualty ...............     $1,817.0    $373.0     $138.0     $2,052.0    18.2%

    Accident and health .................      1,090.0      78.0       91.0      1,077.0     7.2
    Life ................................        251.0      36.0       49.0        238.0    15.1
                                              ---------------------------------------------------
       Total ............................     $3,158.0    $487.0     $278.0     $3,367.0    14.5%
                                              ===================================================
                                                        Three Months Ended March 31, 1997
                                                        ---------------------------------

    Property and casualty ...............     $2,164.0    $236.0     $228.0     $2,172.0    10.9%
    Accident and health .................        944.0      29.0       31.0        942.0     3.1
    Life ................................        227.0      29.0       24.0        232.0    12.5
                                              ---------------------------------------------------
       Total ............................     $3,335.0    $294.0     $283.0     $3,346.0     8.8%
                                              ===================================================

     In the above table, life premium revenue is from long duration contracts and the property and casualty earned premium is from short duration contracts. Approximately three quarters of accident and health earned premiums are from short duration contracts.

     Insurance claims and policyholders' benefits are net of reinsurance recoverable of $179.0 and $247.5 for the three months ended March 31, 1998 and 1997, respectively.

3. Receivables:

     The Company's receivables are comprised of the following:

                                                    March 31,      December 31,
                                                      1998              1997
                                                    ---------------------------

   Reinsurance ..................................   $ 5,773.0         $ 5,726.0
   Other insurance ..............................     7,005.7           6,333.9
   Security sales ...............................       553.4             755.8
   Accrued investment income ....................       445.5             422.8
   Other ........................................       457.0             405.4
                                                    ---------------------------
          Total .................................    14,234.6          13,643.9
   Less allowance for doubtful accounts and
    cash discounts ..............................       320.9             318.0
                                                    ---------------------------
          Receivables-net .......................   $13,913.7         $13,325.9
                                                    ===========================

4. Shareholders' equity:

                                                    March 31,      December 31,
                                                      1998             1997
                                                    ---------------------------

   Preferred stock, $.10 par value,
     Authorized--100,000,000 shares
   Common stock, $1 par value:
     Authorized--400,000,000 shares
     Issued and outstanding--115,000,000 shares .   $  115.0           $  115.0
   Additional paid-in capital ...................      165.8              165.8
   Earnings retained in the business ............    8,782.9            8,895.4
   Unrealized appreciation ......................      465.7              488.9
                                                    ---------------------------
          Total .................................   $9,529.4           $9,665.1
                                                    ===========================


5. Legal Proceedings and Contingent Liabilities:

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

     Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement") on a settlement to resolve the coverage litigation in the event the Global Settlement does not obtain final court approval.

     On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed as respects to both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. Petitions for rehearing by the panel and Suggestions for Rehearing by the entire Fifth Circuit Court of Appeals as respects to the decision on the Global Settlement Agreement were denied. Two petitions for certiorari were filed in the Supreme Court as respects the Global Settlement Agreement. On June 27, 1997, the Supreme Court granted these petitions, vacated the Fifth Circuit's judgment as respects to the Global Settlement Agreement, and remanded the matter to the Fifth Circuit for reconsideration in light of the Supreme Court's decision in Amchem Products Co. v. Windsor.

     On January 27, 1998, a panel of the United States Fifth Circuit Court of Appeals again approved the Global Settlement Agreement by a 2 to 1 vote. Two sets of Objectors filed petitions for certiorari which were docketed on April

   16 and 17, 1998, by the United States Supreme Court. The Settling Parties will file papers in opposition of the petitions on May 18, 1998.

     No further appeal was filed with respect to the Trilateral Agreement; therefore, court approval of the Trilateral Agreement has become final.

     Global Settlement Agreement - On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

     On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1,530.0 to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10.0 is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement approval has been approved by the Fifth Circuit a second time, but the Objectors have petitioned the Supreme Court for review of the decision. There is limited precedent with settlements which determine the rights of future personal injury claimants to seek relief.

     Through March 31, 1998, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 135,400 claims, for an estimated settlement amount of approximately $1,600.0 plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $1,600.0 (including interest of $182.0) was paid through March 31, 1998. Such payments have been partially recovered from Pacific Indemnity. Casualty may negotiate other agreements for unsettled claims.

     Final court approval of the Trilateral Agreement and its implementation resolved Casualty's exposure with respect to the Fibreboard asbestos claims. Casualty does not anticipate further material exposure with respect to the Fibreboard matter, and subsequent adverse reserve adjustments, if any, are not expected to materially affect the results of operations or equity of the Company.

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

     In June of 1997, the United States District Court for the Western District of Louisiana, Lake Charles Division, granted a petition to remove this litigation to the federal district court. The district court's decision is currently on appeal to the United States Fifth Circuit Court of Appeals. During the pending appeal, all proceedings in state court and in the federal district court are stayed. Because of the uncertainties inherent in assessing the risk of liability at this very early stage of the litigation, management is unable to make a meaningful estimate of the amount or range of any loss that could result from an unfavorable outcome of the pending litigation. However, management believes that the ultimate outcome of the pending litigation should not materially affect the results of operations or equity of the Company.

   Environmental Pollution and Asbestos
   ------------------------------------

     The CNA property and casualty insurance companies have potential exposures related to environmental pollution and asbestos claims.

     Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

     The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by potentially responsible parties ("PRP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish mechanisms to pay for clean-up of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency on its National Priorities List ("NPL"). The addition of new clean-up sites to the NPL has slowed in recent years. Many clean-up sites have been designated by state authorities as well.

     Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether clean-up costs are considered damages under the policies, trigger of coverage, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

     A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress in 1997 and it is unclear as to what positions Congress or the Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

     Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, CNA's ultimate liability for environmental pollution claims may vary substantially from the amount currently recorded.

     As of March 31, 1998 and December 31, 1997, CNA carried approximately $701.0 and $773.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, after
                                      Page 10

   which CNA adopted the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. There was no unfavorable reserve development for the three months ended March 31, 1998 and 1997.

     CNA's insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation (see above). Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of March 31, 1998 and December 31, 1997, CNA carried approximately $1,300.0 and $1,400.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable reserve development for the three months ended March 31, 1998 and 1997 totaled $14.0 and $12.0, respectively.

   The following tables provide additional data related to CNA's environmental pollution and asbestos-related claims activity.

                                                  March 31, 1998           December 31, 1997
                                             ----------------------------------------------------
                                            Environmental               Environmental
                                               Pollution    Asbestos       Pollution     Asbestos
                                             ----------------------------------------------------

   Reported Claims:
     Gross revenues ....................       $318.0       $1,228.0       $ 279.0     $1,384.0
     Less reinsurance recoverable ......        (42.0)        (106.0)        (36.0)      (117.0)
                                               ------------------------------------------------
      Net reported claims ...............        276.0        1,122.0         243.0      1,267.0
   Net unreported claims ...............        425.0          178.0         530.0        133.0
                                               ------------------------------------------------
   Net reserves ........................       $701.0       $1,300.0       $ 773.0     $1,400.0
                                               ================================================

     The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.

   NON-INSURANCE

   Tobacco Litigation -- Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke. Tobacco litigation includes claims brought by individual plaintiffs ("Conventional Product Liability Cases"); claims brought as class actions on behalf of a large number of individuals for damages allegedly caused by smoking ("Class Actions"); claims brought on behalf of governmental entities and others, including private citizens suing on behalf of taxpayers, labor unions, Indian Tribes and private companies, seeking, among other alleged damages, reimbursement of health care costs allegedly incurred as a result of smoking ("Reimbursement Cases"); and claims for contribution and/or indemnity of asbestos claims by asbestos manufacturers ("Claims for Contribution"). In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases").

     In these actions, plaintiffs claim substantial compensatory, statutory and punitive damages in amounts ranging into the billions of dollars. These claims
                                      Page 11

   are based on a number of legal theories including, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, violation of anti-trust laws and state consumer protection statutes, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products.

     On June 20, 1997, together with other companies in the United States tobacco industry, Lorillard entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings incorporating the features described in the proposed resolution attached to the Memorandum of Understanding (together, the "Proposed Resolution"). The Proposed Resolution can be implemented only by federal legislation. If enacted into law, the legislation would resolve many of the regulatory and litigation issues affecting the United States tobacco industry thereby reducing uncertainties facing the industry. Lorillard and other companies have announced that they will not seek ratification of proposed legislation that has been introduced in Congress because it would significantly modify the agreement reached on June 20, 1997. (See Item 1 - Lorillard, Inc. - "Proposed Resolution of Certain Regulatory and Litigation Issues" in the Company's annual report on Form 10-K for the year ended December 31, 1997.)

     CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 615 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Lorillard is a defendant in approximately 200 of these cases. The Company is a defendant in 16 cases, eight of which have not been served.

     Plaintiffs in these cases seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100.0 million in compensatory damages and $600.0 million in punitive damages.

     On March 19, 1998, the jury in Dunn v. RJR Nabisco Holdings Corporation, et al. (Superior Court, Delaware County, Indiana, filed May 28, 1993) returned a unanimous verdict in favor of the defendant cigarette manufacturers and their parent entities, including the Company, in the trial of a suit brought by the family of a woman who died of cancer, allegedly caused by exposure to environmental tobacco smoke. Plaintiffs have filed a motion seeking a new trial. The court has not ruled on the motion to date.

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

     CLASS ACTIONS - There are 62 purported class actions pending against cigarette manufacturers and other defendants, including the Company. Four cases have not been served. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One case seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations. Plaintiffs in a number of Reimbursement cases also seek certification as class actions (see Reimbursement Cases, below).

     Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of over 60 law firms from throughout the United States. Lorillard is a defendant in 57 of the 62 cases seeking class certification. The Company is a defendant in 26 of the purported class actions, three of which has not been served. Many of the purported class actions are in the pre-trial, discovery stage.

     Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991). On October 10, 1997, the parties to this class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke executed a settlement agreement which was finally approved by the court on February 3, 1998. The settlement agreement requires Lorillard and three other cigarette manufacturers jointly to pay $300.0 million in three annual installments to create and endow a research institute to study diseases associated with cigarette smoke. None of these payments are to be made until all appeals have been exhausted and judgment becomes final. The amount to be paid by Lorillard is to be based upon each of the four settling defendants' share of the United States market for the sale of cigarettes. Lorillard presently has approximately 8.8% of the cigarette market in the United States. Based on this calculation, Lorillard is expected to pay approximately $26.0 million of the proposed settlement amount. The plaintiff class members are permitted to file individual suits, but these individuals may not seek punitive damages for injuries that arose prior to January 15, 1997 which enabled them to be members of the class. The defendants that executed the settlement agreement have paid a total of $49.0 million as fees and expenses of the attorneys who represented plaintiffs. Certain of the absent class members objected to the settlement agreement and some have noticed an appeal from the February 3, 1998 order.

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

     Granier v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed September 26, 1994).

     Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). Class certification has been granted as to Florida citizens who allege they, or their survivors, have, have had or have died from diseases and medical conditions caused by smoking cigarettes. The Florida Supreme Court has denied defendants' appeal. Trial is scheduled to begin on July 6, 1998.

     Norton v. RJR Nabisco Holdings Corporation, et al. (Superior Court, Madison County, Indiana, filed May 3, 1996). The Company is a defendant in the case.

     Richardson v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 24, 1996). During January of 1998, the court granted plaintiffs' motion for class certification on behalf of Maryland residents who had, presently have, or died from diseases, medical conditions or injuries caused by smoking cigarettes or using smokeless tobacco products; nicotine dependent persons in Maryland who have purchased and used cigarettes and smokeless tobacco products manufactured by the defendants; and Maryland residents who require medical monitoring. Defendants have filed a petition for writ of mandamus or prohibition from the class certification order with the Maryland Court of Special Appeals.

     Scott v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed May 24, 1996). The Company is a defendant in the case. Class certification has been granted on behalf of Louisiana citizens who require medical monitoring. Defendants have noticed an appeal from the class certification order with the Louisiana Court of Appeals.

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

     Peterson v. American Tobacco Company, et al. (U.S. District Court, Hawaii, filed February 6, 1997). The Company is a defendant in the case.

     Walls v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Oklahoma, filed February 6, 1997).

     Selcer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Nevada, filed March 3, 1997). The Company is a defendant in the case.

     White v. Philip Morris, Inc. et al. (Chancery Court, Jefferson County, Mississippi, filed April 18, 1997). The Company is a defendant in the case.

     Insolia v. Philip Morris Incorporated, et al. (U.S. District Court, Western District, Wisconsin, filed April 21, 1997).

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

     Cosentino v. Philip Morris Incorporated, et al. (Superior Court, Middlesex County, New Jersey, filed May 28, 1997).

     Kirstein v. American Tobacco Company, Inc., et al. (Superior Court, Camden County, New Jersey, filed May 28, 1997).

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

     DiEnno v. Liggett Group, Inc., et al. (U.S. District Court, Nevada, filed December 22, 1997).

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

     Parsons v. AC&S, et al. (Circuit Court, Kanawha County, West Virginia, filed February 27, 1998). The Company is a defendant in the case.

     Mendys v. Lorillard Tobacco Company, et al. (Circuit Court, Cook County, Illinois, filed March 17, 1998).

     Daniels v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, California, filed April 2, 1998). The Company is a defendant in the case. To date, none of the defendants have received service of process.

     Christensen v. Philip Morris Companies, Inc., et al. (U.S. District Court, Nevada, filed April 3, 1998). The Company is a defendant in the case. To date, none of the defendants have received service of process.

     Avallone v. The American Tobacco Company, Inc., et al. (Superior Court, Atlantic County, New Jersey, filed April 23, 1998). The Company is a defendant in the case. To date, none of the defendants have received service of process.

     REIMBURSEMENT CASES - Approximately 120 actions are pending in which governmental entities, private citizens, or other organizations, including labor unions and Indian Tribes, seek recovery of funds expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in a number of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in all such actions. The Company is named as a defendant in 18 of them.

     State Or Local Governmental Reimbursement Cases - To date, suits filed by 41 states, the Commonwealth of Puerto Rico, and the Republic of The Marshall Islands are pending. In addition, cities, counties or other local governmental entities have filed eight such suits. The Company is a defendant in 14 cases filed by state or local governmental entities. Since January 1, 1997, cases brought by Florida, Minnesota, Mississippi and Texas have been settled (see "Settlements of Reimbursement Cases"). Many of the pending Reimbursement Cases are in the pre-trial, discovery stage.

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

     State of Minnesota, et al. v. Philip Morris Incorporated, et al., (District Court, Ramsey County, Minnesota, filed August 17, 1994). Blue Cross and Blue Shield of Minnesota ("Blue Cross") also is plaintiff in the case. On May 8, 1998, the parties reached an agreement to settle the matter. See "Settlements of Reimbursement Cases" below.

     McGraw v. The American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed September 20, 1994 by the West Virginia Attorney General and state agencies). The Company is a defendant in the case.

     The State of Florida, et al. v. The American Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida, filed February 21, 1995). The trial court granted the Company's motion to dismiss. The Florida Court of Appeal affirmed the order dismissing the Company. On August 25, 1997, Lorillard Tobacco Company and other defendants entered into a Memorandum of Understanding with the State of Florida which settled the State's claims for monetary damages. See "Settlements of Reimbursement Cases" below. The remaining claims have now been dismissed.

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

     State of Arizona v. The American Tobacco Company, et al. (Superior Court, Maricopa County, Arizona, filed August 20, 1996). The court has scheduled the case for trial on March 4, 1999.

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

     City of New York, et al. v. The Tobacco Institute, et al. (Supreme Court, New York County, filed October 17, 1996).

     People of the State of Illinois v. Philip Morris, Inc., et al. (Circuit Court, Cook County, Illinois, filed November 12, 1996).

     State of Iowa v. R.J. Reynolds Tobacco Company, et al. (District Court, Fifth Judicial District, Polk County, Iowa, filed November 27, 1996). The Company is a defendant in the case. The Supreme Court of Iowa has affirmed the trial court's order dismissing plaintiff's claims of deception, voluntary assumption of a special duty and indemnity. Plaintiff did not attempt to appeal the dismissal of its claim of unjust enrichment/restitution.

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

     Crozier v. The American Tobacco Company, et al. (Circuit Court, Montgomery County, Alabama, filed August 8, 1996). The Company is a defendant in the case. The suit is on behalf of taxpayers of Alabama. This case is now known as Holmes v. The American Tobacco Company, et al.

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

     Reimbursement Cases By Indian Tribes - Indian Tribes have filed five reimbursement suits in their tribal courts, two of which have been dismissed. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the five tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

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

     Muscogee Creek Nation v. The American Tobacco Company, et al. (District Court, Muscogee Creek Nation, Okmulgee District, filed June 20, 1997).

     Crow Creek Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Crow Creek Sioux Tribe, filed September 14, 1997).

     Reimbursement Cases By Labor Unions - Labor unions have filed approximately 58 reimbursement suits in various states in federal or state courts, although one has not been served to date. Lorillard is named as a defendant in each of the suits filed to date by unions. The Company is a defendant in one of the pending suits but has not received service of process to date. Each of these cases is in the pre-trial, discovery stage.

     Stationary Engineers Local 39 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 25, 1997).

     Iron Workers Local Union No. 17 Insurance Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Ohio, Eastern Division, filed May 20, 1997). The court has scheduled trial in this matter to begin on February 22, 1999.

     Northwest Laborers-Employers Health and Security Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Western District, Washington, filed May 21, 1997). The court has granted plaintiffs' motion for class certification on behalf of "all existing jointly-administered and collectively bargained-for health and welfare trusts in [the State of] Washington, and/or the trustees of such entities, that have provided or paid for health care and/or addiction treatment costs or services for employees or other beneficiaries." The United States Court of Appeals for the Ninth Circuit has declined to review the ruling at this time.

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

     Steamfitters Local Union No. 420 Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed August 21, 1997). The court has granted defendants' motion to dismiss the case. The time for plaintiff to appeal the decision has not expired.

     Construction Laborers of Greater St. Louis Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Missouri, filed September 2, 1997).

     Arkansas Carpenters Health & Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Arkansas, filed September 4, 1997).

     Southeast Florida Laborers District Council Health and Welfare Trust Fund
   v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, Florida, filed September 11, 1997). The court has granted defendants' motion to dismiss the case. The time for plaintiff to appeal the decision has not expired.

     West Virginia--Ohio Valley Area International Brotherhood of Electrical Workers Welfare Fund v. The American Tobacco Company, et al. (U.S. District Court, West Virginia, filed September 11, 1997).

     Teamsters Union No. 142, Health and Welfare Trust Fund and Sheet Metal Workers Local Union No. 20 Welfare and Benefit Fund v. Philip Morris Incorporated, et al. (Circuit Court, St. Joseph County, Indiana, filed September 12, 1997).

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

     Belk, et al., Trustees of IBEW-NECA Local 505 Health and Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, Alabama, filed February 19, 1998). Plaintiffs have sought to voluntarily dismiss the action without prejudice. Defendants have opposed this request and have asked the court to enter an order dismissing the action with prejudice. The court has not ruled on either request to date.

     National Asbestos Workers, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed February 27, 1998).

     Milwaukee Carpenters, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, Wisconsin, filed March 4, 1998). To date, none of the defendants have received service of process.

     Milwaukee Carpenters, et al. v. Philip Morris, Incorporated, et al. (Circuit Court, Milwaukee County, Wisconsin, filed March 30, 1998).

     United Association of Plumbing and Pipefitters Industry Local 467, et al.
   v. Philip Morris Incorporated, et al. (U.S. District Court, Northern District, California).

     Newspaper Periodical Drivers Local 921 San Francisco Newspaper Agency Health & Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 15, 1998).

     Teamsters Benefit Trust v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 15, 1998).

     United Association Local 159 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 15, 1998).

     Bay Area Automotive Group Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 16, 1998).

     Pipe Trades District Council No. 36 Health & Welfare Trust Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 16, 1998).

     Sign, Pictorial and Display Industry Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 16,
   1998).

     United Association Local No. 343 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 16, 1998).

     San Francisco Newspaper Publishers and Northern California Newspaper Guild Health & Welfare Trust v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 17, 1998).

     Reimbursement Cases By Private Companies - Private companies have filed six Reimbursement Case to date. Lorillard is named as a defendant in each of the cases filed by private companies. The Company is not a defendant in the case filed by private companies.

     Group Health Plan, Inc., et al. v. Philip Morris Incorporated, et al. (District Court, Second Judicial District, Ramsey County, Minnesota, filed March 11, 1998).

     Williams and Drake Company v. The American Tobacco Company, et al. (U.S. District Court, Western District, Pennsylvania, filed March 23, 1998).

     Conwed Corporation, et al. v. R.J. Reynolds Tobacco Company, et al. (District Court, Second Judicial District, Ramsey County, Minnesota, filed April 10, 1998).

     Arkansas Blue Cross and Blue Shield, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Northern District, Illinois, filed April 29, 1998).

     Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 29, 1998).

     Regence Blueshield, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Western District, Washington, filed April 29, 1998).

     CONTRIBUTION CLAIMS - In addition to the foregoing cases, seven cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Three of the cases have not been served. Lorillard is named as a defendant in each action. The Company is named as a defendant in two of the cases, including one that has not been served. Each of these cases is in the pre-trial, discovery stage.

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

     Keene Creditors Trust v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York, filed December 19, 1997). The Company is a defendant in the case.

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

     Raymark Industries v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed January 30, 1998). To date, none of the defendants have received service of process.

     FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Sixteen such cases are pending in federal and state courts. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $15.0 million in compensatory damages and $100.0 million in punitive damages. In the one case of this type that has been tried during 1997, the jury returned a verdict in favor of Lorillard. Trials were held in three cases of this type during 1996. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict, which Lorillard has appealed, requires Lorillard to pay the amount of one hundred forty thousand dollars, although the award subsequently was reduced to seventy thousand dollars.

     Trials were held in three cases of this type during 1995. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs, which was upheld on appeal. The Company has paid the compensatory judgment award, trial costs and interest thereon in the amount of $1.6 million on December 30, 1997. The United States Supreme Court denied the Company's petition for writ of certiorari as to the punitive damages award.

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

     Additionally, another pending case, Mangini v. Brown & Williamson Tobacco Corporation, et al. (Superior Court, San Francisco County, California, filed March 26, 1998), alleges that Lorillard and other named defendants, which are other cigarette manufacturers, violated certain provisions of the California Business and Professions Code due to its advertising programs that purportedly target youth smokers and policies concerning usage of outdoor advertisements.

     DOCUMENT DISCOVERY ISSUES - Plaintiffs in a number of the cases pending against the tobacco industry, including cases against Lorillard and the Company, have challenged the claims made by Lorillard and other companies in the tobacco industry that certain documents sought by plaintiffs are protected from disclosure by the attorney-client privilege, joint defense privilege and work product doctrine. These challenges include, among other things, allegations that such documents do not contain legal advice or were not prepared for litigation purposes and, thus, are not privileged or protected as attorney work product. Certain plaintiffs in these cases have also alleged that defendants' privileged documents should be discoverable pursuant to the so-called crime/fraud exception which negates the privilege as to documents found to have been related to and prepared in furtherance of an alleged crime or fraud. In addition, several plaintiffs have argued that defendants have "waived" their privileges as to a number of documents. Such arguments by plaintiffs generally pertain to certain industry documents which were subpoenaed by the House Commerce Committee (see discussion below).

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

     On February 19, 1998, the Committee subpoenaed an additional approximately 39,000 documents which Lorillard and other companies in the tobacco industry have asserted to be privileged. These documents were the subject of a March 7, 1998 ruling in the Reimbursement Case brought by the State of Minnesota, in which the judge ordered that the documents should be released on the basis of the crime/fraud exception. Defendants exhausted their remedies through the state's judicial system as well as the U.S. Supreme Court. On April 6, 1998, the U.S. Supreme Court denied defendants' application for a Stay and, in accordance with the March 7, 1998 ruling of the district court, such documents were released to plaintiffs in Minnesota. Also on April 6, 1998 and pursuant to the February 19, 1998 subpoena, documents were submitted to the Committee. The Committee subsequently made available on the Internet the vast majority of those documents.

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

     SETTLEMENTS OF REIMBURSEMENT CASES - In furtherance of the Proposed Resolution, Lorillard and other companies in the United States tobacco industry (the "Settling Defendants") have settled Reimbursement Cases brought by the States of Mississippi, Florida, Texas and Minnesota. The Mississippi action was settled in July 1997, Florida was settled in September 1997, Texas was settled in January 1998 and Minnesota was settled in May of 1998. Claims of Blue Cross and Blue Shield of Minnesota asserted against the Settling Defendants together with the state's claims in its lawsuit were separately settled as well. These settlements resulted in a pre-tax charge to earnings of $163.4 million in the third and fourth quarter of 1997 and $142.4 million (including $126.0 million related to the settlement of litigation in Minnesota) in the first quarter of 1998.

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

     Under the Minnesota settlement, the Settling Defendants agreed to pay to the State of Minnesota a series of six payments over five years as follows:
   $240 million by September 5, 1998; $220.8 million by January 4, 1998; $242.6 million by January 3, 2000; $242.6 million by January 2, 2001; $242.6 million by January 2, 2002; and $121.6 million by January 2, 2003. The last four of these payments will be adjusted for inflation, changes in domestic sales volume, and, under specified circumstances increases in net operating profits from domestic sales. Lorillard's share of the payment due in September 1998 will be $17.5 million; all remaining payments will be allocated pro rata among the Settling Defendants in accordance with their relative unit volume of domestic cigarette sales.

     In the event a Settling Defendant defaults on its obligation to make timely payment of the above amounts, the remaining Settling Defendants may, in their absolute discretion, pay the missing payment to the state. If the remaining defendants elect not to satisfy the missing payment, each Settling Defendant can be required by the state to pay its share of the remaining payments scheduled above within 30 days of the default, subject to inflation and volume adjustments. The Settlement Agreement does not obligate any Settling Defendant to pay the share of another Settling Defendant. A similar provision applies to Blue Cross pursuant to their Settlement Agreement.

     In addition, beginning on December 31, 1998, and on December 31 of each subsequent year, the Settling Defendants will make ongoing payments to the State of Minnesota in the following aggregate amounts: 1998 = $102.0 million; 1999 = $114.8 million; 2000 = $127.5 million; 2001 = $165.8 million; 2002 = $165.8 million; and each year thereafter: $204.0 million. Beginning with the 1999 payment, each payment will be adjusted for inflation and changes in domestic sales volume. These payments will be allocated pro rata among the Settling Defendants in accordance with their relative unit volume of domestic cigarette sales. Settling Defendants also have agreed to fund national cigarette research and tobacco control programs at an annual aggregate cost of $10.0 million over the next ten years, such payments to be allocated pro rata in accordance with the Settling Defendants' relative unit volume of domestic cigarette sales.

     In the event that there is a challenge to any provision of the settlement with the state by anyone other than the Attorney General of the State of Minnesota, Blue Cross or a Settling Defendant ("a third-party challenge"), any amounts required to be paid by the Settling Defendants pursuant to the settlement will be paid into escrow. If, as a result of such a challenge, any of certain material terms of the settlement are modified or rendered unenforceable, the state and Settling Defendants will negotiate an equivalent or comparable substitute term or other appropriate credit or adjustment. In the event that the parties are unable to agree on such a substitute term or appropriate credit or adjustment, then the parties will submit the issue to the Court for resolution, subject to any available appeal rights. In the event that any third-party challenge is not made until after December 31,1998, the payments due the state in September 1998 and in January of 1999 through 2003 will be payable directly to the state regardless of such challenge, while other payments due under the settlement will be paid into escrow pending resolution of the challenge. In the event that the Court determines that there has been a failure of consideration legally sufficient to warrant termination of the settlement with the state, then the settlement may be terminated by the adversely affected party. In the event of such termination, the state's lawsuit will be reinstated.

     Under the Minnesota Settlement, the Settling Defendants have also agreed to pay Blue Cross and Blue Shield of Minnesota separate payments of $160.0 million by September 5, 1998; $79.2 million by January 4, 1999; $57.5 million by January 3, 2000; $57.5 million by January 2, 2001; $57.5 million by January 3, 2002; and $57.5 million by January 2, 2003. The last four payments will be subject to inflation and volume adjustments. All payments to be made after 1998 will be allocated according to the Settling Defendants' relative unit volume of domestic cigarette sales.

     Settling Defendants also agreed with the State of Minnesota among other things: (i) not to oppose passage of specified future legislative proposals or administrative rules in Minnesota regarding youth tobacco use, but retained the right to challenge such laws or rules if adopted; (ii) not to facially challenge the enforceability or constitutionality of existing Minnesota tobacco control laws or to support legislation that would pre-empt Minnesota's rights under the settlement; (iii) to disclose specified future payments for lobbying or related purposes in the state; (iv) to cease billboard and transit advertisements of tobacco products in Minnesota; and
   (v) not to make payments for tobacco product placement in movies nationwide. The Settling Defendants also agreed to the entry of a consent judgment enjoining them from (a) offering or selling non-tobacco services or merchandise in Minnesota bearing the name or logo of a tobacco brand; (b) making any material misstatement of fact regarding the health consequences of using tobacco products; (c) entering into any contract, combination or conspiracy to limit health information or research into smoking and health or product development; and (d) taking any action to target children in Minnesota in the advertising, promotion or marketing of cigarettes. The Settling Defendants also agreed to disband the Council for Tobacco Research-U.S.A. Inc., and to maintain the Minnesota document depository at an industry expense for at least ten years.

     The Settling Defendants have agreed to pay reasonable attorney's fees of private contingency fee counsel of Mississippi, Florida and Texas as set by a panel of independent arbitrators. Each of these payments would be allocated among the Settling Defendants in accordance with their relative unit volume of domestic tobacco product sales and will be subject to an aggregate national annual cap of $500.0 million. Certain of Florida's private contingency fee counsel have challenged the attorneys' fees provision set forth in the Florida settlement agreement, arguing that the settlement agreement has no effect on their rights under their contingency fee agreement with Florida. In November 1997, the court ordered all parties to comply with the provisions for obtaining attorneys' fees, as set forth in the settlement agreement. Certain contingency fee counsel are appealing this ruling. One of these contingency fee counsel has filed suit against certain companies in the tobacco industry, although not Lorillard, alleging, among other things, tortious interference with such counsel's contingency fee agreement with the State.

     Under the Minnesota settlement, the Settling Defendants have, in addition, agreed to pay attorneys fees of private counsel for the State in the amount of $440.8 million, payable in the following installments: $74.8 million on

   September 5, 1998; $100.0 million on January 31, 1999; $100.0 million on April 15, 1999; $100.0 million on January 31, 2000; and $66.1 million on July 1, 2000. Settling Defendants also agreed to pay $4.0 million in costs to the State's attorneys on May 18, 1998. In addition, Settling Defendants have agreed to pay attorneys fees of private counsel for Blue Cross in the amount of $117.3 million, to be paid as follows: $60.0 million on July 1, 1998; and $57.3 million on September 4, 1998; as well as costs of $4.0 million, payable on May 18, 1998. These payments will be allocated pro rata among the Settling Defendants' relative unit volume of domestic cigarette sales. The attorneys fee payments to be made pursuant to the Minnesota settlement are not subject to, and do not count against, the $500 million annual cap on attorneys fees applicable to the Mississippi, Florida and Texas settlements.

     If legislation implementing the Proposed Resolution or its substantial equivalent is enacted, the settlements with Mississippi, Florida and Texas will remain in place, but the terms of the federal legislation will supersede these settlement agreements (except for the terms of the pilot programs and payments thereunder, the initial payments and the annual payments with respect to 1998), and the other payments described above will be adjusted so that Mississippi, Florida and Texas will receive the same payments as they would receive under such legislation. The settlement with the State of Minnesota provides that enactment of federal tobacco-related legislation, if any, will not affect the payments required to be made pursuant to that settlement except as follows: if federal tobacco-related legislation resolving State Attorney General health care cost recovery actions is enacted on or before November 30, 2000, and if such legislation provides for payments by tobacco companies (whether by settlement payment, tax or any other means), all or part of which is made available to states, the State of Minnesota must elect to receive any funds that are (i) unrestricted as to their use, or (ii) are restricted to any form of health care or to any use related to tobacco (collectively "Federal Settlement Funds"), and the Settling Defendants will receive a dollar-for-dollar offset of Federal Settlement Funds against ongoing payments up to the full amount of such payments, provided however, that (i) there will be no offset on account of any federal program, subsidies, payments, credits or other aid to the state that are not conditioned or tied to the settlement of a state tobacco-related suit or the relinquishment of state tobacco-related claims;
   (ii) the state relinquishes no rights or benefits under the Settlement Agreement except for payments subject to the offset; (iii) there are no federally imposed preconditions to the receipt of Federal Settlement Funds other than the settlement of any state tobacco-related lawsuit or the relinquishment of state tobacco-related claims, actions or expenditures related to tobacco, including but not limited to, education, cessation, control or enforcement, or actions or expenditures related to health care;
   (iv) if the Settling Defendants enter into any pre-verdict settlement agreement of similar litigation brought by a non-federal governmental plaintiff that does not require such an offset, the foregoing offset will be null and void; and (v) if the Settling Defendants enter into any pre-verdict settlement agreement of similar litigation brought by a non-federal governmental plaintiff that has an offset term more favorable to the plaintiff, the Settlement Agreement will, at the option of the state, be revised to include a comparable term. Nothing in the Settlement Agreement will reduce the total amounts payable to the state thereunder beyond the amount of Federal Settlement Funds actually received by Minnesota.

     If the Settling Defendants enter into any future pre-verdict settlement agreement of similar litigation on terms more favorable to a non-federal governmental plaintiff, the settlement with the State of Minnesota will not otherwise be revised except to the extent such future settlement agreement provides for joint and several liability for monetary payments, for a parent company guaranty or other credit assurance, or for the implementation of different non-economic tobacco-related public health measures.

     Counsel for Lorillard have to date been contacted by counsel for the States of Texas, Florida and Mississippi seeking to discuss the issue of what effect, if any, the Minnesota settlement has upon the terms of the prior settlements with those states pursuant to the "most favored nation" provision of those prior state settlements. That provision provides that, in the event the Settling Defendants enter into a subsequent pre-verdict settlement with a non-federal governmental entity on terms more favorable to such entity than the terms of the prior state settlement (after due consideration of relevant differences in population or other appropriate factors), the terms of the prior state settlement will be revised to provide treatment at least as relatively favorable. Lorillard cannot presently determine what the result of any discussions with Texas, Florida or Mississippi regarding the Most Favored Nation provision may be, nor can it determine what the result of any litigation with any of those states concerning that issue may be. A determination of this issue adverse to Lorillard could result in an obligation on the part of Lorillard to make additional substantial payments to one or more of those states. The Company cannot estimate at this time the effect such claims may have on the Company's results of operations or financial condition.

     If the federal legislation implementing the Proposed Resolution or its substantial equivalent is enacted, the parties contemplate that Mississippi, Florida and Texas and any other state that has made an exceptional contribution to secure resolution of these matters (excluding Minnesota) may apply to a panel of independent arbitrators for reasonable compensation for its efforts in securing the Proposed Resolution. The Settling Defendants have agreed not to oppose applications for $75.0 million by Mississippi, $250.0 million by Florida and $329.5 million by Texas, subject to a nationwide annual cap for all such payments of $100.0 million. There is no such provision in the Minnesota settlement.

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

   Other Legal Proceedings: In September 1997, a purported class action was commenced by private plaintiffs in Alabama state court alleging that the U.S. tobacco companies and others conspired to fix cigarette prices in Alabama, that agreements leading to price increases were reached during the negotiations leading to the Proposed Resolution, and that prices were increased pursuant to the alleged conspiracy in 1997 (Mosley, et al. v. Philip Morris Companies Inc., et al.). The parties have settled this action for a payment by defendants in an aggregate amount approximating sixty thousand dollars to cover costs incurred by plaintiff's counsel.

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

   Other Litigation -- The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

6. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997, respectively.

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

  For the first three months of 1998, statutory surplus of the property and casualty insurance subsidiaries was approximately $7.0 billion, compared to approximately $7.1 billion on December 31, 1997. The statutory surplus of the life insurance subsidiaries remained at approximately $1.2 billion.

  The liquidity requirements of CNA have been met primarily by funds generated from operating, investing and financing activities. The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums, investment income, and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the first three months of 1998, CNA's operating activities reflect net negative cash flows of approximately $240.6 million, compared to negative cash flows of $737.5 million in 1997. CNA had substantially lower operating cash flow in 1997, primarily due to claim payments resulting from the settlement of the Fibreboard litigation.

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

  On April 15, 1998, CNA issued $500.0 million principal amount of 6.50% senior notes due April 15, 2005. The net proceeds were used to refinance the existing bank debt outstanding under CNA's revolving credit facility and to refinance a portion of CNA's outstanding commercial paper.

Cigarettes
----------

  Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

  Lorillard and other cigarette manufacturers continue to be confronted with an increasing level of litigation and regulatory issues.

    The volume of lawsuits against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke has increased substantially through 1997 and in 1998. See Note 5 of the Notes to Consolidated Condensed Financial Statements. In a number of cases, the Company is named as a defendant. Tobacco litigation includes claims brought by individual plaintiffs and claims brought as class actions on behalf of a large number of individuals for damages allegedly caused by smoking; and claims brought on behalf of governmental entities, private citizens, or other organizations seeking reimbursement of health care costs allegedly incurred as a result of smoking. In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard. In the foregoing actions, plaintiffs claim substantial compensatory and punitive damages in amounts ranging into the billions of dollars.

  In 1997, Lorillard, together with other companies in the United States tobacco industry, reached agreements to settle certain tobacco related litigation. See "Settlements of Reimbursement Cases" and "Broin v. Philip Morris Companies, Inc. et al." in Note 5 of the Notes to Consolidated Condensed Financial Statements.

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

  Lorillard and other cigarette manufacturers have filed a lawsuit, Coyne Beahm, Inc., et al. v. United States Food & Drug Administration, et al., in the United States District Court for the Middle District of North Carolina challenging the FDA's assertion of jurisdiction over cigarettes. The Court granted, in part, and denied, in part, plaintiffs' motion for summary judgment. The Court held that if an adequate factual foundation is established, the FDA has the authority to regulate tobacco products as medical devices under the Federal Food, Drug & Cosmetic Act, may impose restrictions regarding access to tobacco products by persons under the age of 18, and may impose labeling requirements on tobacco products' packaging. The Court, however, also held that the FDA is not authorized to regulate the promotion or advertisement of tobacco products. The Court also stayed the effective date for the FDA Regulations relating to advertising and promotion of tobacco products, but allowed the access restrictions to take effect as of February 27, 1997. Both the plaintiffs and the defendants have filed an appeal of the District Court's ruling to the Fourth Circuit Court of Appeals, and oral arguments are scheduled to be heard by that Court on June 8, 1998.

Proposed Resolution of Certain Regulatory and Litigation Issues

  On June 20, 1997, Lorillard, together with other companies in the United States tobacco industry, entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings, incorporating the features described in the proposed resolution attached to the Memorandum of Understanding (together, the "Proposed Resolution"). The Proposed Resolution would permit extensive regulation of the industry by the FDA and would impose large monetary obligations on the industry to be paid to the federal government and to the states. The Proposed Resolution would require the manufacturers to sign private contracts, or Protocols, which embody significant restrictions on the industry's commercial free speech advertising. In return, the Proposed Resolution would resolve much of the industry's litigation and establish a rational litigation system for future lawsuits. The Proposed Resolution, by the nature of its terms, could be implemented only by federal legislation. Incorporated by reference into this filing is the discussion of the Proposed Resolution in the Company's annual report on Form 10-K for the year ended December 31, 1997.

  Since the Proposed Resolution was announced, it has been the subject of intense review and criticism by the White House, the public health community, and other interested parties. Certain members of Congress have offered, or indicated that they intend to offer, alternative legislation. No bill introduced would adopt the Proposed Resolution as agreed to. Over 50 bills have been introduced in Congress regarding the issues raised in the Proposed Resolution, including bills seeking more stringent regulation of tobacco products by the Food and Drug Administration and more punitive monetary payments by the companies. One particular bill initially introduced by Senator John McCain from Arizona, has been approved by the Senate Commerce Committee on April 1, 1998, by a 19-1 vote, as approved, the "McCain bill."

  The McCain bill includes, among other things, provisions regarding FDA regulation, licensing of tobacco manufacturers and retailers, surcharges against the industry for failure to achieve underage smoking reduction goals, advertising restrictions and labeling requirements, industry payments, smoking restrictions, civil liability limitations, a method for determining the amount and payment of attorneys' fees, and public disclosure of industry documents.

  Monetary Penalties: Under the McCain bill, five companies, including Lorillard, would be responsible for the initial lump sum payment of $10.0 billion. Lorillard's share would be 7.1% of the $10.0 billion payment. Annual payments would begin in the calendar year following enactment. The base figures would be: $14.4 billion in Year 1, $15.4 billion in Year 2, $17.7 billion in Year 3, $21.0 billion in Year 4, $23.6 billion in Year 5, and $21.0 billion in Year 6 and thereafter. The first six years of payments will not be adjusted for volume reductions. The annual payments are to be allocated among manufacturers on the basis of relative domestic sales volume.

  Surcharges for Failure to Achieve Underage Smoking Reduction Goals: The McCain bill imposes substantial surcharges on the industry if statutorily required reductions in underage smoking are not achieved within specified time periods. There is an annual cap of $3.5 billion, and assessments are not tax deductible. If the usage reduction target is missed by more than 20 percentage points, the company or companies that manufacture the missed brands automatically lose their annual liability caps included in the bill.

  Civil Liability: The McCain bill includes a $6.5 billion cap on yearly civil liability payments. The McCain civil liability payments are not adjusted for volume declines, and are not credited against the annual monetary payments discussed above. The cap system settles all addiction claims, all claims brought by State Attorneys General, and lawsuits brought by states, counties, cities and other political entities (except for the United States). The McCain bill includes no limits on punitive damages for alleged past conduct or for post-Act conduct that does not comply with the Act. Class actions would remain available under the legislation. There are numerous ways that a participating manufacturer could lose these very limited civil liability protections.

  Advertising Restrictions: The McCain bill would enact into law the FDA Regulations discussed above, and goes beyond the FDA in that it imposes additional restrictions on advertising through a Protocol mechanism that manufacturers would be required to sign in order to receive the benefit of the bill's limited civil liability restrictions.

  FDA Regulation: Under the McCain bill, tobacco products would be regulated pursuant to a separate chapter of the Food, Drug and Cosmetic Act. The agency would have authority to immediately require additional testing or modification of a tobacco product if the agency finds that it would protect public health. This includes the authority to ban tobacco products without approval from Congress.

  Environmental Tobacco Smoke ("ETS"): The McCain bill would establish national standards for any building (other than restaurants (non-fast food), bars, private clubs, hotel rooms and common areas, casinos, bingo parlors, tobacco shops and prisons) regularly entered by 10 or more individuals at least one day per week. Federal, state or local laws that provide greater protection from ETS would not be pre-empted.

  On April 18, 1998, Lorillard, along with the other signatory companies to the Proposed Resolution, announced a withdrawal from the legislative process to enact a comprehensive tobacco settlement. Lorillard remains committed to the Proposed Resolution, but does not believe that the current political process in Washington can produce legislation that is fair to the industry.

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

Hotels
------

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

Offshore Drilling
-----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 50.3% owned subsidiary of the Company.

  Diamond Offshore continues to benefit from increased demand and from the tight supply of major offshore drilling rigs worldwide. These conditions are due, in part, to the impact of technological advances, including 3-D seismic, horizontal drilling, and subsea completion procedures, on oil and gas exploration and development economics. To address the current tight supply situation, customers seek to contract rigs for term commitments (as opposed to contracts for the drilling of a single well or a group of wells) in many cases, and often will pay for upgrades and modifications necessary for more challenging drilling locations in order to assure rig availability. Diamond Offshore seeks to have a foundation of long-term contracts with a reasonable balance of short-term or well-to-well contracts to minimize risk while participating in the benefit of increasing dayrates in a rising market.

  For the first three months of 1998, Diamond Offshore's cash provided by operating activities amounted to $119.9 million, compared to $73.7 million in 1997. The significant improvement in operating cash flow reflects the current conditions in the offshore drilling industry, namely improved dayrates and an increasing number of term contracts for rigs in certain markets.

  Diamond Offshore continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deep water and harsh environment operations. Diamond Offshore expects to spend approximately $108.5 million during 1998 for rig upgrades. Diamond Offshore expended $20.3 million, including capitalized interest expenses, for significant rig upgrades during the three months ended March 31, 1998. The rig upgrade projects include the conversion of an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep water. Upon completion of the conversion, the rig will begin a five year commitment in the Gulf of Mexico, which is anticipated to commence in late 1999. In addition, leg strengthening and other modifications for another jack-up rig operating in the Gulf of Mexico are anticipated to be completed in the first half of 1998. Diamond Offshore has also budgeted $126.7 million for 1998 capital expenditures associated with its continuing rig enhancement program, spare equipment and other corporate requirements. These expenditures include purchases of anchor chain, drill pipe, riser, and other drilling equipment. During the first quarter of 1998, $16.8 million was expended on this program.

  The cash required to fund rig upgrades and Diamond Offshore's continuing rig enhancement program is anticipated to be provided by its operating cash flow, as well as available cash on hand.

  Diamond Offshore completed the upgrade of the Ocean Clipper I in July 1997, however, the drillship has continued to experience certain subsea system difficulties primarily associated with new technology for operations in deep water as well as difficulties with the vessel's thrusters. While the drillship is operating under its drilling contract in the Gulf of Mexico, Diamond Offshore continues to participate in developing design revisions that will provide long-term benefits to the affected systems. Results of operations are likely to be adversely impacted by additional downtime from such difficulties, but Diamond Offshore cannot predict the extent of such adverse impact.

  In February 1998, a fire was detected in the engine room of the Ocean Victory, which was operating in the Gulf of Mexico. Although the fire was contained and extinguished, damage was done to the power and electrical systems aboard the rig. The rig is currently in the shipyard for necessary repairs, which are expected to be completed by mid-1998. Diamond Offshore expects that its insurance will cover the cost of such repairs, however the loss of revenue during the repair period is not covered by insurance. As a result, the loss of revenues will reduce Diamond

Offshore's results of operations for 1998.

  The ability to minimize costs and downtime is critical to Diamond Offshore's results of operations. The improved opportunities for the offshore contract drilling industry worldwide have resulted in increased demand for and a shortage of experienced personnel and equipment, including drill pipe and riser, necessary on offshore drilling rigs. Diamond Offshore does not consider the shortage of such personnel and equipment currently to be a material factor in its business. However, because of the increased demand for oil field services, a significant increase in costs, including compensation and training, may occur if present trends continue for an extended period. In addition, because of periodic inspections required by certain regulatory agencies, 15 of Diamond Offshore's rigs will be in the shipyard for a portion of 1998. At March 31, 1998, five of these 15 inspections were completed and one was in progress. Diamond Offshore intends to focus on returning these rigs to operations as soon as reasonably possible, in order to minimize the downtime and associated loss of revenues.

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

  The offshore contract drilling industry historically has been highly competitive and cyclical and although not currently a material factor in Diamond Offshore's markets, weak commodity prices, economic problems in countries outside the United States, or a number of other influencing factors could curtail spending by oil and gas companies and possibly depress the offshore drilling industry. Therefore, Diamond Offshore cannot predict whether and, if so, to what extent, current market conditions will continue.

Watches and Clocks
------------------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Funds from operations continue to exceed operating requirements. Bulova's cash and cash equivalents, and investments amounted to $47.0 million at March 31, 1998, as compared to $29.1 million at December 31, 1997. Funds for other capital expenditures and working capital requirements are expected to be provided from operations.

Investments:
-----------

  Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments. Equity securities, which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value with a net unrealized loss of $4.0 and $3.2 million at March 31, 1998 and December 31, 1997, respectively.

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

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex or volatile, nor do these instruments contain imbedded leverage features which would expose the Company to a higher degree of risk. See "Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" for additional information with respect to derivative instruments, including recognized gains and losses on these instruments. See also Note 4 of the Notes to Consolidated Financial Statements in the 1997 Annual Report on Form 10-K.

Insurance
---------

  A summary of CNA's general account fixed maturity securities portfolio and short-term investments, at carrying value, are as follows:


                                                                    Change in
                                                                    Unrealized
                                            March 31,  December 31,   Gains
                                               1998        1997      (Losses)
                                           ------------------------------------
                                                        (In millions)
Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies .     $12,373.0     $12,980.0  $ (37.0)
  Asset-backed securities .............       5,370.0       4,804.0     (8.0)
  Tax exempt securities ...............       5,148.0       4,724.0    (37.0)
  Taxable .............................       6,906.0       7,040.0     24.0
                                            ---------------------------------
       Total fixed income securities ..      29,797.0      29,548.0    (58.0)
Stocks ................................         982.0         814.0     62.0
Short-term and other investments.......       5,926.0       5,829.0    (34.0)
Derivative security investments .......          11.0          12.0
                                            ---------------------------------
       Total ..........................     $36,716.0     $36,203.0  $ (30.0)
                                            =================================
Short-term investments:
  Commercial paper ....................     $ 2,064.0     $ 1,850.0
  Security repurchase collateral ......         548.0         154.0
  Escrow ..............................         990.0       1,065.0
  Others ..............................       1,293.0       1,815.0
Other investments .....................       1,042.0         957.0
                                            -----------------------
       Total short-term and other
        investments ...................     $ 5,937.0     $ 5,841.0
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

  CNA invests from time to time in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk). CNA also uses derivatives to mitigate the risk associated with its indexed group annuity contract by purchasing S&P 500 futures contracts in a notional amount equal to the original customer deposit.

  CNA considers its derivatives as being held for purposes other than trading. Derivative securities, except for interest rate swaps associated with certain corporate borrowings, are recorded at fair value at the reporting date with changes in market value reflected in investment gains and losses. The interest rate swaps on corporate borrowings are accounted for on the accrual basis with the related income or expense recorded as an adjustment to interest expense.

  The general account portfolio consists primarily of high quality (BBB or higher) marketable fixed maturity securities, approximately 95.6% of which are rated as investment grade. At March 31, 1998, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 14.0% and 11.8%, respectively, of the general account's total investment portfolio compared to 13.1% and 13.1%, respectively, at December 31, 1997. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. Short-term investments at both March 31, 1998 and December 31, 1997 are substantially higher than historical levels in anticipation of additional Fibreboard-related claim payments. The increase in short-term investments at March 31, 1998 compared to December 31, 1997, is due to increased collateral related to security repurchase transactions. Collateral for securities sold under repurchase agreements increased $394.0 million to $548.0 million. At March 31, 1998, the major components of the short-term investment portfolio consist primarily of high grade commercial paper and U.S. Treasury bills.

  As of March 31, 1998, the market value of CNA's general account investments in fixed maturities was $29.8 billion and was greater than amortized cost by approximately $470.0 million. This compares to a market value of $29.5 billion and $528.0 million of net unrealized investment gains at December 31, 1997. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at March 31, 1998, were $579.0 and $109.0 million, respectively, compared to $644.0 and $116.0 million, respectively, at December 31, 1997. The decline in unrealized investment gains is attributable, in large part, to CNA taking advantage of favorable market conditions by selling securities and recognizing investment gains.

  Net unrealized investment gains on general account fixed maturities at March 31, 1998 include net unrealized investment gains on high yield securities of $31.0 million, compared to net unrealized investment losses of $2.0 million at December 31, 1997. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade (below BBB). Fair values of high yield securities in the general account decreased $200.0 million to approximately $1.3 billion at March 31, 1998 when compared to December 31, 1997.

  At March 31, 1998, total Separate Account cash and investments amounted to approximately $5.6 billion with taxable fixed maturity securities representing approximately 80% of the Separate Accounts' portfolios. Approximately 70.6% of

Separate Account investments are used to fund guaranteed investments for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $3.6 billion at March 31, 1998 and $3.8 billion at December 31, 1997. At March 31, 1998, amortized cost was less than fair value by approximately $88.0 million, as compared to approximately $71.0 million at December 31, 1997. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at March 31, 1998 were $102.0 and $14.0 million, respectively, as compared to an unrealized gain of $87.0 million and an unrealized loss of $16.0 million at December 31, 1997.

  Carrying values of high yield securities in the guaranteed investment portfolio were $220.0 and $310.0 million at March 31, 1998 and December 31, 1997, respectively. Net unrealized investment losses on high yield securities held in such Separate Accounts were $2.0 million at March 31, 1998, compared to $1.0 million at December 31, 1997.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At March 31, 1998, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 2.8% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

  Included in CNA's fixed maturity securities at March 31, 1998 (general and guaranteed investment portfolios) are $7.7 billion of asset-backed securities, consisting of approximately 36.5% in collateralized mortgage obligations ("CMO's"), 28.4% in corporate asset-backed obligations, 24.6% in corporate mortgage backed security pass thru obligations, and 10.5% in U.S. government agency issued pass-through certificates. The majority of CMO's held are corporate mortgaged backed securities, which are actively traded in liquid markets and are priced by broker-dealers. At March 31, 1998, the fair value of asset-backed securities exceeded the amortized cost by approximately $119.0 million compared to $114.0 million at December 31, 1997. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

  At March 31, 1998, 43.1% of the general account's fixed maturity securities portfolio was invested in U.S. government securities, 33.1% in other AAA rated securities and 13.0% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 4.4% U.S. government securities, 63.2% in other AAA rated securities and 13.9% in AA and A rated securities. These ratings are primarily from Standard and Poor's (95.6% of the general account and 93.8% of the guaranteed investment fixed maturity account).

Results of Operations:
----------------------

  Revenues decreased by $144.0 million, or 2.9%, and net income decreased by $323.0 million, for the three months ended March 31, 1998 as compared to the prior year. The following table sets forth the major sources of the Company's consolidated revenues and net (loss) income.

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1998          1997
                                                         -----------------------
                                                              (In millions)

Revenues (a):
  Property and casualty insurance ....................   $3,299.6       $3,075.3
  Life insurance .....................................    1,029.8        1,041.4
  Cigarettes .........................................      575.7          516.4
  Hotels .............................................       48.5           45.9
  Offshore drilling ..................................      292.6          207.5
  Watches and clocks .................................       32.3           30.1
  Investment (loss) income-net
   (non-insurance companies) .........................     (481.1)          26.5
  Other and eliminations--net ........................       (2.3)          (4.0)
                                                         -----------------------
                                                         $4,795.1       $4,939.1
                                                         =======================
Net (loss) income (a):
  Property and casualty insurance ....................   $  168.3       $  120.7
  Life insurance .....................................       41.5           34.7
  Cigarettes .........................................       22.1           79.5
  Hotels .............................................        1.5             .2
  Offshore drilling ..................................       37.8           26.8
  Watches and clocks .................................        2.3            1.5
  Investment (loss) income-net
   (non-insurance companies) .........................     (315.1)          14.5
  Corporate interest expense .........................      (22.3)         (15.8)
  Unallocated corporate expense and other-net ........      (19.8)         (22.8)
                                                         -----------------------
                                                         $  (83.7)      $  239.3
                                                         =======================

                                      Page 44

(a) Includes investment (losses) gains as follows:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                          1998             1997
                                                         ----------------------

Revenues:
  Property and casualty insurance ....................   $ 134.6         $ 18.3
  Life insurance .....................................      48.2           29.1
  Investment (loss) income-net .......................    (533.4)         (18.5)
                                                         ----------------------
                                                         $(350.6)        $ 28.9
                                                         ======================
Net (loss) income:
  Property and casualty insurance ....................   $  72.3         $ 10.1
  Life insurance .....................................      25.7           14.9
  Investment (loss) income-net .......................    (346.7)         (13.9)
                                                         ----------------------
                                                         $(248.7)        $ 11.1
                                                         ======================

Insurance
---------

  Property and casualty revenues, excluding investment gains, increased by $108.0 million, or 3.5%, for the three months ended March 31, 1998, as compared to the same period a year ago.

  Property and casualty premium revenues increased by $56.5 million, or 2.3%, for the three months ended March 31, 1998, from the prior year's comparable period. The increase is attributable to higher involuntary risk earned premiums of approximately $138.0 million and an increase in personal lines premiums of approximately $42.0 million, partially offset by lower commercial lines premiums of approximately $116.0 million. Involuntary risk premium for the first quarter of 1997 was $(75) million, reflecting reductions in estimates of premium for 1996 and prior periods, primarily in the workers' compensation line of business. The decrease in involuntary risk premium in 1997, stemmed from a greater willingness on the part of the involuntary market, including CNA, to write these types of risks. The increase in personal lines continues the trend seen in 1997 and is attributable to growth in private passenger automobile business and individual long-term care. The decrease in commercial lines is primarily due to a decrease in accident and health business. Net investment income decreased by $8.0 million, or 1.7%, for the three months ended March 31, 1998, compared with the same period in the prior year, due to lower yielding investments. The bond segment of the investment portfolio yielded 6.4% in the first quarter of 1998 compared with 6.7% for the same period a year ago.

  Life insurance revenues, excluding investment gains, decreased by $30.7 million, or 3.0%, as compared to the same period a year ago. Life premium revenues decreased by $35.0 million, or 4.0%, for the three months ended March 31, 1998. The decline reflects lower premiums from CNA's Federal Employees Health Benefit Plan ("FEHBP") and reduced individual annuities, partially offset by growth in term business. The decrease in individual annuity premiums is mainly due to a shift in marketing efforts towards more profitable products. The decrease in FEHBP premiums is the result of lower claims submitted during the first three months of 1998 as compared to the same period for 1997. Life net investment income increased by $6.0 million, or 5.7%, for the three months ended March 31, 1998, compared to the same period a year ago, due to a larger asset base generated from increased cash flows. The bond segment of the life investment portfolio yielded approximately 6.9% and 6.8% in the three months ended March 31, 1998 and 1997, respectively.

  Property and casualty underwriting losses for the three months ended March 31, 1998 were $288.0 million, compared to $293.2 million for the same period in 1997. The decrease in operating income stems primarily from reduced investment income, including a reduction in tax exempt interest and dividends which was partially offset by lower catastrophe losses. Pre-tax catastrophe losses were approximately $24.0 million in the first quarter of 1998 as compared to $31.0 million in 1997.

  The components of CNA's investment gains are as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                           1998            1997
                                                          ----------------------
                                                              (In millions)

Bonds:
  U.S. Government.....................................    $ 50.0           $ 5.9
  Taxable ............................................      29.0              .5
  Asset-backed........................................      13.0             6.8
  Tax exempt .........................................      16.0            10.4
                                                          ----------------------
       Total bonds...................................      108.0            23.6
Stocks...............................................       (4.0)           29.7
Derivative instruments ..............................       (7.0)            3.3
Separate Accounts and other .........................       86.0             9.4
                                                          ----------------------
       Total investment gains .......................     $183.0           $66.0
                                                          ======================


  CNA's primary property and casualty subsidiary, Continental Casualty Company ("Casualty"), is party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (see
Note 5 of the Notes to Consolidated Condensed Financial Statements).

Cigarettes
----------

  Revenues increased by $59.3 or 11.5% and net income declined by $57.4 million, or 72.2%, respectively, for the three months ended March 31, 1998 as compared to the corresponding period of the prior year.

  The increase in revenues is primarily composed of an increase of approximately $58.1 million, or 11.3%, due to higher average unit prices, partially offset by a decrease of approximately $4.9 million, or 1.0%, reflecting lower unit sales volume for the three months ended March 31, 1998, as compared to the prior year.

  Net income for the three months ended March 31, 1998 includes a pre-tax charge of $126.0 million ($75.3 million after taxes) to reflect the settlement of tobacco litigation in Minnesota. Excluding this charge, net income would have increased by $17.9 million, or 22.5%, as a result of the improved revenues, partially offset by higher legal expenses and costs associated with the settlement of certain tobacco related litigation.

  Lorillard's unit sales volume declined by 2.2%, while Newport's sales volume increased by 2.3%, for the quarter ended March 31, 1998, as compared to the corresponding period of the prior year. Newport, a full price brand, accounted for 78.2% of Lorillard's unit sales. Discount brand sales have decreased from an average of 31.4% of industry sales during 1994 to an average of 27.0% during

1997. At March 31, 1998, they represented 26.8% of industry sales.

Hotels
------

  Revenues and net income increased by $2.6 and $1.3 million for the three months ended March 31, 1998, as compared to the prior year, due primarily to higher overall average room rates and increased occupancy rates at the New York hotels. These increases were partially offset by lower results from the Loews Monte Carlo hotel.

Offshore drilling
-----------------

  Revenues and net income increased by $85.1 and $11.0 million, or 41.0% and 41.0%, respectively, for the three months ended March 31, 1998, as compared to the prior year.

  Revenues from semisubmersible rigs increased by $64.7 million, or 31.2%, for the three months ended March 31, 1998. The revenue increase is due to higher dayrates ($57.1 million) and increased utilization rates ($23.8 million) recognized by semisubmersible rigs located in the North Sea and the Gulf of Mexico. These increases were partially offset by revenues foregone ($14.6 million) during mandatory inspections. Revenues from jackup rigs increased by $16.5 million, or 8.0%, due to improvements in dayrates, primarily in the Gulf of Mexico ($20.5 million).

  Net income for the three months ended March 31, 1998 increased due primarily to the higher revenues discussed above, partially offset by increased operating costs associated with mandatory inspections and additional repairs during the three months ended March 31, 1998.

Watches and Clocks
------------------

  Revenues and net income increased by $2.2 and $.8 million, or 7.3% and 53.3%, respectively, for the three months ended March 31, 1998 as compared to the prior year, due primarily to increased watch unit prices and sales volume. Net income also benefited from an increased gross profit percentage attributable to a favorable product sales mix, partially offset by higher advertising costs.

Other
-----

  Revenues and net income decreased by $505.9 and $333.1 million, respectively, for the three months ended March 31, 1998 as compared to the prior year.

  The components of investment gains (losses) included in Investment (loss) income-net are as follows:


                                                             Three Months Ended
                                                                  March 31,
                                                              1998        1997
                                                             ------------------
                                                                (In millions)

Revenues:
  Derivative instruments (1) ...........................     $(378.6)   $(23.3)
  Short-term investments, primarily U.S. government
   securities ..........................................        (8.7)      1.0
  Equity securities, including short positions (1) .....      (146.6)    (14.0)
  Other ................................................          .5      17.8
                                                             ------------------
                                                              (533.4)    (18.5)
Income tax benefit .....................................       186.7       6.5
Minority interest ......................................                  (1.9)
                                                             ------------------
     Net loss ..........................................     $(346.7)   $(13.9)
                                                             ==================

  (1) Includes losses on short sales, equity index futures and options aggregating $542.3 and $46.2 for the three months ended March 31, 1998 and 1997, respectively. The Company continues to maintain these positions and has experienced additional significant losses since March 31, 1998.

  Exclusive of securities transactions, revenues increased $9.0 million, or 22.0%, for the three months ended March 31, 1998 due primarily to higher interest income. Net loss increased by $.3 million, or 2.9%, for the three months ended March 31, 1998 due primarily to higher interest expenses, partially offset by the increased interest income.

Year 2000 Issue
---------------

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

  The Company has completed an assessment of the scope of this problem and is working to modify or replace the affected software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $70.0 to $80.0 million. To date, the Company has incurred and expensed approximately $35.0 million.

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

Accounting Standards
--------------------

  In December 1997, the AICPA's Accounting Standards Executive Committee issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting by all entities that are subject to insurance-related assessments. It requires that entities recognize liabilities for insurance-related assessments when all of the following criteria have been met: an assessment has been imposed or a probable assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This SOP is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effects of this SOP on its accounting for insurance-related assessments.

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

  In March 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for costs of computer software developed or obtained for internal use and for determining whether computer software is for internal use. For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Accounting treatment for costs associated with software developed or obtained for internal use, as defined by this SOP, is based upon a number of factors, including the point in time during the project that costs are incurred as well as the types of costs incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effects of this SOP.

Forward-Looking Statements
--------------------------

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  Loews Corporation is a large diversified financial services company. As such, it has significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as net losses in the income statement. Market risk exposure is presented for each class of financial instrument held by the Company at March 31, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:


March 31, 1998
--------------------------------------------------------------------------------
                                                       Fair Value        Market
Category of risk exposure:                          Asset (Liability)     Risk
--------------------------------------------------------------------------------
(In millions)

Equity markets (1):
 Equity securities                                       $ 209.3        $  52.8
 Options purchased                                         193.3         (177.1)
 Options written                                           (18.9)          (3.3)
 Futures                                                                 (263.7)
 Short sales                                              (996.8)        (249.2)
Commodities:
 Oil (2):
  Energy purchase obligations                              (11.6)          (6.5)
 Gold (3):
  Options purchased                                         10.3          (10.3)
  Options written                                           (3.4)           3.4
 Other (4)                                                                (10.4)
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

  The most significant areas of market risk in the Company's trading portfolio result from positions held in S&P futures contracts, short sales of certain equity securities and put options purchased on the S&P 500 index. The Company enters into these positions primarily to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction from what management expects, significant losses may occur. The Company continues to maintain these positions and has experienced additional significant losses since March 31, 1998.

  Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

Other than trading portfolio:


March 31, 1998
--------------------------------------------------------------------------------
                                                       Fair Value       Market
Category of risk exposure:                          Asset (Liability)    Risk
--------------------------------------------------------------------------------
(In millions)

Equity market (1):
 Equity securities:
  CNA Financial general accounts (a)                    $   982.0     $  (263.0)
  CNA Financial separate accounts                           225.0         (56.0)
 Equity index futures, separate accounts (b)                             (200.0)
Interest rate (2):
 Fixed maturities (a)                                    31,558.3      (1,484.0)
 Short-term investments (a)                               8,019.6          (6.0)
 Interest rate swaps                                         (1.0)         13.0
 Separate Accounts:
  Fixed maturities                                        4,490.0        (205.0)
  Short-term investments                                    737.0          (1.0)
 Long-term debt                                          (5,841.1)
--------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.
(a) Certain securities are denominated in foreign currencies. Assuming a 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(298.0).
(b) This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments which derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at March 31, 1998, with all other variables held constant.

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

  The Company's long-term debt, including interest rate swap agreements, as of March 31, 1998 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

  The sensitivity analysis assumes an instantaneous shift in market rates increasing 100 basis points from their levels at March 31, 1998, with all other variables held constant.

  Foreign Exchange Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Deutschmarks and Japanese Yen. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at March 31, 1998, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in energy purchase obligations, gold options and other investments. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% and 10% in the value of the underlying commodities.

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

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

  (a) Exhibits--

      (10.1) State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment.
      (10.2) State of Minnesota Consent Judgment.
      (10.3) State of Minnesota Settlement Agreement and Release.
      (10.4) Agreement to Pay State of Minnesota Attorneys' Fees and Costs. (10.5) Agreement to Pay Blue Cross and Blue Shield of Minnesota Attorneys' Fees and Costs.
      (10.6) State of Minnesota State Escrow Agreement.
      (27.1) Financial Data Schedule for the three months ended March 31, 1998.

   (b) Current reports on Form 8-K--

        The Company filed a report on Form 8-K on February 3, 1998 stating that together with other companies in the United States tobacco industry, the Company's subsidiary, Lorillard Tobacco Company, entered into a Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: May 15, 1998                              By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)