Form 10-Q
period 1998-06-30
LOEWS CORP
filed 1998-08-14
CIK 60086

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998
                               -------------

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

                      Yes     X               No
                          ---------              ---------


          Class                                   Outstanding at August 7, 1998
--------------------------                       ------------------------------
Common stock, $1 par value                              114,711,400 shares

===============================================================================

                                      INDEX


Part I. Financial Information                                          Page No.
                                                                       --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      June 30, 1998 and December 31, 1997 ...........................       3

    Consolidated Condensed Statements of Income--
      Three and six months ended June 30, 1998 and 1997 .............       4

    Consolidated Condensed Statements of Cash Flows--
      Six months ended June 30, 1998 and 1997 .......................       5

    Notes to Consolidated Condensed Financial Statements ............       6

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ........................................      37

  Item 3. Quantitative and Qualitative Disclosures about Market Risk       53

Part II. Other Information

  Item 1. Legal Proceedings .........................................      57

  Item 4. Submission of Matters to a Vote of Security Holders .......      57

  Item 6. Exhibits and Reports on Form 8-K ..........................      59

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
-------------------------------------------------------------------------------
(Amounts in millions)                               June 30,       December 31,
                                                      1998               1997
                                                  -----------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of $30,467.5
   and $30,201.6 ................................  $31,010.1          $30,723.2
  Equity securities, cost of $1,480.7 and
   $1,102.6 .....................................    1,600.4            1,163.3
  Other investments .............................    1,206.9              978.4
  Short-term investments ........................    7,609.5            8,754.2
                                                   ----------------------------
     Total investments ..........................   41,426.9           41,619.1
Cash ............................................      186.3              497.8
Receivables-net .................................   15,686.5           13,325.9
Property, plant and equipment-net ...............    2,620.0            2,590.2
Deferred income taxes ...........................      882.6              944.3
Goodwill and other intangible assets-net ........      756.7              751.4
Other assets ....................................    1,825.3            1,895.1
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    2,379.4            2,141.7
Separate Account business .......................    5,582.0            5,811.6
                                                   ----------------------------
     Total assets ...............................  $71,345.7          $69,577.1
                                                   ============================

Liabilities and Shareholders' Equity:

Insurance reserves and claims ...................  $40,621.1          $39,497.4
Payable to brokers ..............................    2,151.4            1,559.2
Securities sold under repurchase agreements .....      302.7              152.7
Long-term debt, less unamortized discount .......    5,696.3            5,752.6
Other liabilities ...............................    4,636.1            4,749.1
Separate Account business .......................    5,582.0            5,811.6
                                                   ----------------------------
     Total liabilities ..........................   58,989.6           57,522.6
Minority interest ...............................    2,553.1            2,389.4
Shareholders' equity ............................    9,803.0            9,665.1
                                                   ----------------------------
     Total liabilities and shareholders' equity .  $71,345.7          $69,577.1
                                                   ============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
-------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)     Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                                1998          1997          1998        1997
                                              ---------------------------------------------------

Revenues:

  Insurance premiums:
    Property and casualty .................   $2,665.9      $2,529.4     $ 5,192.9      $4,999.9
    Life ..................................      800.1         817.5       1,640.1       1,692.5
  Investment income, net of expenses ......      621.9         604.3       1,252.5       1,219.8
  Investment gains (losses) ...............       25.6        (295.4)       (325.0)       (266.6)
  Manufactured products (including excise
   taxes of $127.7, $124.3, $236.7 and
   $234.4) ................................      724.3         625.5       1,321.0       1,166.6
  Other ...................................      567.0         467.8       1,118.4         876.0
                                              --------------------------------------------------
     Total ................................    5,404.8       4,749.1      10,199.9       9,688.2
                                              --------------------------------------------------

Expenses:

  Insurance claims and policyholders'
   benefits ...............................    2,937.4       2,860.1       5,787.2       5,752.5
  Amortization of deferred policy
   acquisition costs ......................      670.5         595.9       1,258.8       1,116.2
  Cost of manufactured products sold ......      262.0         260.9         496.6         498.1
  Selling, operating, advertising and
   administrative expenses ................      917.8         750.8       1,973.8       1,542.1
  Interest ................................       99.2          76.3         193.0         151.1
                                              --------------------------------------------------
     Total ................................    4,886.9       4,544.0       9,709.4       9,060.0
                                              --------------------------------------------------
                                                 517.9         205.1         490.5         628.2
                                              --------------------------------------------------
  Income tax expense ......................      168.8          69.7         147.1         196.1
  Minority interest .......................      101.9          71.6         179.9         129.0
                                              --------------------------------------------------
     Total ................................      270.7         141.3         327.0         325.1
                                              --------------------------------------------------
Net income ................................   $  247.2      $   63.8     $   163.5      $  303.1
                                              ==================================================

Net income per share ......................   $   2.15      $    .55     $    1.42      $   2.63
                                              ==================================================

Cash dividends per share ..................   $    .25      $    .25     $     .50      $    .50
                                              ==================================================

Weighted average number of shares
 outstanding ..............................      115.0         115.0         115.0         115.0
                                              ==================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
-------------------------------------------------------------------------------
(Amounts in millions)                                 Six Months Ended June 30,
                                                        1998             1997
                                                   ----------------------------
Operating Activities:
  Net income ....................................   $    163.5      $    303.1
  Adjustments to reconcile net income to net
   cash used by operating activities-net ........        610.8           518.4
  Changes in assets and liabilities-net:
    Reinsurance receivable ......................       (306.9)          366.2
    Other receivables ...........................     (1,438.0)         (475.8)
    Deferred policy acquisition costs ...........       (237.7)         (268.7)
    Insurance reserves and claims ...............      1,133.3           563.7
    Other liabilities ...........................         99.3        (1,099.9)
    Trading securities ..........................       (822.5)         (364.5)
    Other-net ...................................        108.2           (75.7)
                                                    --------------------------
                                                        (690.0)         (533.2)
                                                    --------------------------
Investing Activities:
  Purchases of fixed maturities .................    (26,622.9)      (19,476.5)
  Proceeds from sales of fixed maturities .......     25,623.2        20,419.1
  Proceeds from maturities of fixed maturities ..      1,042.8         1,105.4
  Change in securities sold under repurchase
   agreements ...................................        150.0         1,070.3
  Purchases of equity securities ................       (457.5)         (563.9)
  Proceeds from sales of equity securities ......        342.8           781.5
  Change in short-term investments ..............        896.6        (2,330.2)
  Purchases of property, plant and equipment ....       (211.8)         (399.8)
  Change in other investments ...................       (259.4)           46.3
                                                     --------------------------
                                                         503.8           652.2
                                                     --------------------------
Financing Activities:
  Dividends paid to shareholders ................        (57.5)          (57.5)
  Issuance of long-term debt ....................      1,005.1           395.3
  Principal payments on long-term debt ..........     (1,063.3)         (204.1)
  Net change in revolving line of credit ........                        (63.0)
  Net change in short-term debt .................                        (10.0)
  Receipts credited to policyholders ............          6.9             4.3
  Withdrawals of policyholder account balances ..        (16.5)          (11.5)
                                                    ---------------------------
                                                        (125.3)           53.5
                                                    ---------------------------
Net change in cash ..............................       (311.5)          172.5
Cash, beginning of period .......................        497.8           305.7
                                                    ---------------------------
Cash, end of period .............................   $    186.3      $    478.2
                                                    ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
-------------------------------------------------------------------------------
(Dollars in millions, except per share data)

1.  General:

    Reference is made to Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders which should be read in conjunction with these consolidated condensed financial statements.

    Comprehensive income

    Comprehensive income includes all changes to shareholders' equity, including net income (loss), except those resulting from investments by, and distributions to, owners. For the three and six months ended June 30, 1998 and 1997, comprehensive income totaled $302.3, $281.5, $195.4 and $194.1 respectively. Comprehensive income includes net income, unrealized appreciation (depreciation) and foreign currency translation gains or losses.

    Net income per share

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

    The effects of reinsurance on earned premiums are as follows:


                                                       %                                            %
                  Direct   Assumed   Ceded    Net   Assumed     Direct   Assumed   Ceded   Net   Assumed
                  --------------------------------------------------------------------------------------

                                               Six Months Ended June 30,
                  --------------------------------------------------------------------------------------
                  ---------------- 1998 --------------------   ---------------- 1997 -------------------

    Property and
     casualty ..  $3,938.0 $  976.0  $262.0  $4,652.0  21.0%   $4,304.0  $560.0  $459.0  $4,405.0  12.7%
    Accident and
     health ....   1,730.0    115.0   144.0   1,701.0   6.8%    1,856.0    57.0    65.0   1,848.0   3.1
    Life .......     526.0     72.0   118.0     480.0  15.0%      435.0    61.0    57.0     439.0  13.8
                  --------------------------------------------------------------------------------------
      Total ....  $6,194.0 $1,163.0  $524.0  $6,833.0  17.0%   $6,595.0  $678.0  $581.0  $6,692.0  10.1%
                  ======================================================================================

    In the above table, life premium revenue is principally from long duration contracts and the property and casualty earned premium is from short duration contracts. Approximately three quarters of accident and health earned premiums are from short duration contracts.

    Insurance claims and policyholders' benefits are net of reinsurance recoveries of $501.0 and $394.0 for the six months ended June 30, 1998 and 1997, respectively.

3.  The Company's receivables are comprised of the following:

                                                     June 30,      December 31,
                                                        1998            1997
                                                     --------------------------

    Reinsurance ..................................   $ 6,032.9        $ 5,726.0
    Other insurance ..............................     7,548.8          6,333.9
    Security sales ...............................     1,440.5            755.8
    Accrued investment income ....................       414.1            422.8
    Other ....................... ................       571.8            405.4
                                                     --------------------------
           Total .................................    16,008.1         13,643.9
    Less allowance for doubtful accounts and
     cash discounts ..............................       321.6            318.0
                                                    --------------------------
           Receivables-net .......................   $15,686.5        $13,325.9
                                                    ===========================

4.  Shareholders' equity:

                                                     June 30,      December 31,
                                                       1998            1997
                                                    ---------------------------

   Preferred stock, $.10 par value,
     Authorized--100,000,000 shares
   Common stock, $1 par value:
     Authorized--400,000,000 shares
     Issued and outstanding--115,000,000 shares .    $  115.0          $  115.0
   Additional paid-in capital ...................       165.8             165.8
   Earnings retained in the business ............     9,001.4           8,895.4
   Accumulated other comprehensive income .......       520.8             488.9
                                                     --------------------------
          Total .................................    $9,803.0          $9,665.1
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

    On January 27, 1998, a panel of the United States Fifth Circuit Court of

    Appeals again approved the Global Settlement Agreement by a 2 to 1 vote. Two sets of objectors filed petitions for certiorari which were docketed on April 16 and 17, 1998, by the United States Supreme Court. On June 22, 1998, the Supreme Court granted the petition for certiorari filed by one of the sets of objectors. The parties will file briefs on the merits during the next several months. The Supreme Court will most likely set oral argument for late 1998 or early 1999.

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

    On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1,525.0 to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10.0 is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement approval has been approved by the Fifth Circuit a second time, but the Supreme Court has granted a petition for certiorari filed by one of the sets of objectors to the settlement.

    Trilateral Agreement - On October 12, 1993, Casualty, Pacific Indemnity and Fibreboard entered into an agreement to settle the coverage litigation to operate in the event that the Global Settlement Agreement is disapproved. The Trilateral Agreement calls for payment by Casualty and Pacific Indemnity of an aggregate of $2,000.0, of which Casualty's portion is approximately $1,460.0, to Fibreboard to resolve all claims by Fibreboard and all future and unsettled present asbestos claimants arising under the policy issued to Fibreboard by Casualty.

    Under either the Global Settlement Agreement or the Trilateral Agreement, Casualty is also obligated to pay under prior settlements of present asbestos claims. As a result of the final approval of the Trilateral Agreement, such obligation has become final as well. Through June 30, 1998, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 135,500 present claims, for an estimated settlement amount of approximately $1,630.0 plus any applicable interest. Approximately $1,660.0 (including interest of $184.0) was paid through June 30, 1998. Such payments have been partially recovered from Pacific Indemnity. Casualty may negotiate other agreements for unsettled claims.

    Final court approval of the Trilateral Agreement and its implementation resolved Casualty's exposure with respect to the Fibreboard asbestos claims. Casualty's management does not anticipate further material exposure with respect to the Fibreboard matter, and subsequent adverse reserve adjustments, if any, are not expected to materially affect the results of operations or equity of the Company.

    Tobacco Litigation
    ------------------

    Several of CNA's property/casualty subsidiaries have been named as defendants as part of a "direct action" lawsuit, Richard P. Ieyoub v. The American Tobacco Company, et al., filed by the Attorney General for the State of Louisiana, in state court, Calcasieu Parish, Louisiana. In that suit, filed against certain tobacco manufacturers and distributors (the "Tobacco Defendants") and over 100 insurance companies, the State of Louisiana seeks to recover medical expenses allegedly incurred by the State as a result of tobacco-related illnesses.

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

    In June of 1997, the United States District Court for the Western District of Louisiana, Lake Charles Division, granted a petition to remove this litigation to the federal district court. The district court's decision is currently on appeal to the United States Fifth Circuit Court of Appeals. During the pending appeal, all proceedings in state court and in the federal district court are stayed. Because of the uncertainties inherent in assessing the risk of liability at this very early stage of the litigation, management is unable to make a meaningful estimate of the amount or range of any loss that could result from an unfavorable outcome of the pending litigation. However, management believes that the ultimate outcome of the pending litigation should not materially affect the results of operations or equity of CNA.

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

    A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress in 1997 and it is unclear as to what positions Congress or the Clinton Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

    Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, CNA's ultimate liability for environmental pollution claims may vary substantially from the amount currently recorded.

    As of June 30, 1998 and December 31, 1997, CNA carried approximately $681.0 and $768.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, after which CNA adopted the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. There was no environmental pollution reserve development for the six months ended June 30, 1998 and 1997.

    CNA's property and casualty insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation (see above). Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of June 30, 1998 and December 31, 1997, CNA carried approximately $1,382.0 and $1,445.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos claim reserve development for the six months ended June 30, 1998 and 1997 totaled $29.0 and $25.0, respectively.

    The following tables provide additional data related to CNA's environmental pollution and asbestos-related claims activity.

                                                   June 30, 1998           December 31, 1997
                                             ----------------------------------------------------
                                             Environmental               Environmental
                                               Pollution    Asbestos       Pollution     Asbestos
                                             ----------------------------------------------------

    Reported Claims:
      Gross reserves ....................       $263.0       $1,439.0       $276.0      $1,430.0
      Less reinsurance recoverable ......        (39.0)         (91.0)       (38.0)       (118.0)
                                                ------------------------------------------------
      Net reported claims ...............        224.0        1,348.0        238.0       1,312.0
    Net unreported claims ...............        457.0           34.0        530.0         133.0
                                                ------------------------------------------------
    Net reserves ........................       $681.0       $1,382.0       $768.0      $1,445.0
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

    On June 20, 1997, together with other companies in the United States tobacco industry, Lorillard entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings incorporating the features described in the proposed resolution attached to the Memorandum of Understanding (together, the "Proposed Resolution"). The Proposed Resolution can be implemented only by federal legislation. If enacted into law, the legislation implementing the Proposed Resolution would resolve many of the regulatory and litigation issues affecting the United States tobacco industry thereby reducing uncertainties facing the industry. Certain legislation has been introduced in Congress that would significantly modify the Proposed Resolution including provisions more stringent than those included in the Proposed Resolution. On April 18, 1998, Lorillard and other companies announced a withdrawal from the legislative process to enact a comprehensive tobacco settlement. (See Item 1 - Lorillard, Inc. - "Proposed Resolution of Certain Regulatory and Litigation Issues" in the Company's annual report on Form 10-K for the year ended December 31, 1997.)

    CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 600 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Lorillard is a defendant in approximately 300 of these cases. The Company is a defendant in 17 of the cases, although four have not been served.

    Plaintiffs in these cases seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100.0 in compensatory damages and $600.0 in punitive damages.

    On March 19, 1998, the jury in Dunn v. RJR Nabisco Holdings Corporation, et al. (Superior Court, Delaware County, Indiana, filed May 28, 1993) returned a unanimous verdict in favor of the defendant cigarette manufacturers and their parent entities, including the Company, in the trial of a suit brought by the family of a woman who died of cancer, allegedly caused by exposure to environmental tobacco smoke. The court denied plaintiffs' motion for new trial. Plaintiffs did not notice an appeal.

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

    During 1998, a jury in the Circuit Court of Duval County, Florida, returned a verdict in favor of plaintiffs in a smoking and health case in which Lorillard was not a party, Widdick v. Brown & Williamson Tobacco Corporation (verdict returned June 10, 1998). The jury awarded plaintiffs $1.0 in actual damages and punitive damages. The First District of the Florida Court of Appeal reversed the trial court's order denying Brown & Williamson Tobacco Corporation's motion to transfer venue. The Circuit Court of Duval County, Florida, must decide whether to grant a new trial due to the ruling.

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

    The Florida Court of Appeals issued a ruling in the case of Carter v. Brown & Williamson Tobacco Corporation, filed in the Circuit Court of Duval County, Florida, that reversed a 1996 verdict entered in favor of plaintiffs in which they were awarded a total of seven hundred fifty thousand dollars in actual damages. The Court of Appeals directed that judgment be entered in favor of Brown & Williamson Tobacco Corporation by the trial court. Plaintiffs have asked the Court of Appeals to reconsider its decision. Lorillard was not a party to Carter v. Brown & Williamson Tobacco Corporation.

    CLASS ACTIONS - There are 70 purported class actions pending against cigarette manufacturers and other defendants, including the Company. Two cases have not been served. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but two of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. Two of the cases seek class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations. Plaintiffs in a number of Reimbursement cases also seek certification as class actions (see Reimbursement Cases, below).

    Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of over 60 law firms from throughout the United States. Lorillard is a defendant in 62 of the 70 cases seeking class certification. The Company is a defendant in 27 of the purported class actions, four of which have not been served. Many of the purported class actions are in the pre-trial, discovery stage.

    Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991). On October 10, 1997, the parties to this class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke executed a settlement agreement which was approved by the trial court on February 3, 1998. The settlement agreement requires Lorillard and three other cigarette manufacturers jointly to pay $300.0 in three annual installments to create and endow a research institute to study diseases associated with cigarette smoke. None of these payments are to be made until all appeals have been exhausted and judgment becomes final. The amount to be paid by Lorillard is to be based upon each of the four settling defendants' share of the United States market for the sale of cigarettes. Lorillard presently has approximately 8.8% of the cigarette market in the United States. Based on this calculation, Lorillard is expected to pay approximately $26.0 of the proposed settlement amount. The plaintiff class members are permitted to file individual suits, but these individuals may not seek punitive damages for injuries that arose prior to January 15, 1997 which enabled them to be members of the class. The defendants that executed the settlement agreement will pay a total of $49.0 as fees and expenses of the attorneys who represented plaintiffs. Certain of the absent class members objected to the settlement agreement and have noticed an appeal from the February 3, 1998 order.

    Castano, et al. v. The American Tobacco Company, Inc. et al. (U.S. District Court, Eastern District, Louisiana, March 29, 1994). This case was initiated as a class action on behalf of nicotine dependent smokers in the United States. During 1998, Lorillard Tobacco Company and certain other cigarette manufacturer defendants agreed with the plaintiffs to dismiss this action without prejudice and to toll the statute of limitations as to plaintiffs' claims. Lorillard Tobacco Company paid $1.0 to reimburse the costs and expenses of plaintiffs' counsel. This amount will be credited against any award of costs and expenses incurred in connection with this suit that plaintiffs' counsel may obtain in the future as a result of the federal legislation implementing the Proposed Resolution, or against any judgment or settlements that such counsel may obtain in the future in similar actions.

    Granier v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed September 26, 1994).

    Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). Class certification has been granted as to Florida citizens who allege they, or their survivors, have, have had or have died from diseases and medical conditions caused by smoking cigarettes. The Florida Supreme Court has denied defendants' appeal. Trial is underway and jury selection is proceeding.

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

    Small v. Lorillard Tobacco Company, Inc., et al., Hoskins v. R.J. Reynolds Tobacco Company, et al., Frosina v. Philip Morris Incorporated, et al., Hoberman v. Brown & Williamson Tobacco Corporation, et al., and Zito v. American Tobacco Company, et al. (Supreme Court, New York County, New York, filed June 19, 1996). Small is the only one of these cases to name Lorillard as a defendant. Small formerly was known as Mroczowski. Plaintiffs' motions for class certification on behalf of New York residents who are nicotine dependent was granted. On appeal, the Appellate Division of the New York Supreme Court reversed the trial court's class certification order and directed the trial court to enter judgment in favor of the defendants.

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

    Holmes v. The American Tobacco Company, et al. (Circuit Court, Montgomery County, Alabama, filed August 8, 1996). The Company is a defendant in the case.

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

    Baker v. American Tobacco Company, et al. (Circuit Court, Wayne County, Michigan, filed February 4, 1997).

    Woods v. Philip Morris Incorporated, et al. (Circuit Court, McDowell County, West Virginia, filed February 4, 1997).

    Green v. American Tobacco Company, et al. (U.S. District Court, Kansas, filed February 6, 1997). The Company is a defendant in the case.

    Peterson v. American Tobacco Company, et al. (U.S. District Court, Hawaii, filed February 6, 1997). The Company is a defendant in the case.

    Walls v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Oklahoma, filed February 6, 1997). The court has heard argument on plaintiffs' motion for class certification.

    Selcer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Nevada, filed March 3, 1997). The Company is a defendant in the case.

    White v. Philip Morris, Inc. et al. (Chancery Court, Jefferson County, Mississippi, filed April 18, 1997). The Company is a defendant in the case.

    Insolia v. Philip Morris Incorporated, et al. (U.S. District Court, Western District, Wisconsin, filed April 21, 1997).

    Geiger v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, filed April 30, 1997). The trial court granted on an interim basis plaintiffs' motion for class certification on behalf of New York residents who allege lung cancer or throat cancer as a result of smoking cigarettes. The Appellate Division of the New York Supreme Court reversed the class certification order and directed the trial court to allow the parties to conduct additional discovery on the class certification motion.

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

    Cosentino v. Philip Morris Incorporated, et al. (Superior Court, Middlesex County, New Jersey, filed May 28, 1997). The court has heard argument on plaintiffs' motion for class certification.

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

    Azorsky v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Western District, Pennsylvania, filed August 15, 1997). The court granted defendants' motion to dismiss. Plaintiffs have attempted to notice appeals to the United States Court of Appeals for the Third Circuit.

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

    DiEnno v. Liggett Group, Inc., et al. (U.S. District Court, Nevada, filed December 22, 1997).

    McCauley v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, Northern District, Georgia, filed December 31, 1997). To date, none of the defendants have received service of process.

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

    Parsons v. AC&S, et al. (Circuit Court, Kanawha County, West Virginia, filed February 27, 1998). The Company is a defendant in the case.

    Basik v. Lorillard Tobacco Company, et al. (Circuit Court, Cook County, Illinois, filed March 17, 1998).

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

    Landry v. Louisiana Health Service and Indemnity Co., Inc., et al. (U.S. District Court, Middle District, Louisiana, filed May 18, 1998). The Company is a defendant in the case.

    Collier v. Philip Morris Incorporated, et al. (U.S. District Court, Southern District, Mississippi, filed May 27, 1998).

    Cleary v. Philip Morris Incorporated, et al. (Circuit Court, Cook County, Illinois, filed June 5, 1998).

    REIMBURSEMENT CASES - Approximately 135 actions are pending in which governmental entities, private citizens, or other organizations, including labor unions, insurers and Indian Tribes, seek recovery of funds expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in a number of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in all such actions except for one filed in a U.S. court by a nation in which Lorillard does not conduct business (The Republic of Guatemala). The Company is named as a defendant in 18 of them.

    State Or Local Governmental Reimbursement Cases - To date, suits filed by 41 states, the Commonwealth of Puerto Rico, and the Republic of The Marshall Islands are pending. In addition, cities, counties or other local governmental entities have filed eight such suits. The Company is a defendant in 14 cases filed by state or local governmental entities. Since January 1, 1997, cases brought by Florida, Minnesota, Mississippi, Texas and Blue Cross and Blue Shield of Minnesota have been settled (see "Settlements of Reimbursement Cases"). Many of the pending Reimbursement Cases are in the pre-trial, discovery stage.

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

    State of Maryland v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 1, 1996).

    State of Washington v. The American Tobacco Company, et al. (Superior Court, King County, Washington, filed June 5, 1996). The court has scheduled the case for trial on September 21, 1998.

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

    State of Kansas v. R.J. Reynolds Tobacco Company, et al. (District Court, Shawnee County, Kansas, filed August 20, 1996).

    Kelley v. Philip Morris Incorporated, et al. (Circuit Court, Ingham County, Michigan, filed August 21, 1996 by the Attorney General of Michigan).

    State of Oklahoma, et al. v. R.J. Reynolds Tobacco Company, et al. (District Court, Cleveland County, Oklahoma, filed August 22, 1996). The Company is a defendant in the case. The court has scheduled the case for trial on January 25, 1999.

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

    State of Wisconsin v. Philip Morris Incorporated, et al. (Circuit Court, Dane County, Wisconsin, filed February 5, 1997).

    State of Indiana v. Philip Morris Incorporated, et al. (Superior Court, Marion County, Indiana, filed February 19, 1997). The court has granted defendants' motion to dismiss all counts of the complaint. The time for plaintiffs to notice an appeal has not expired.

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

    The Republic of Guatemala v. The Tobacco Institute, Inc., et al. (U.S. District Court, District of Columbia, filed May 11, 1998). Neither Lorillard nor the Company are named as defendants in the matter.

    State of Vermont v. Philip Morris, Incorporated, et al. (Superior Court, Chittenden County, Vermont, filed July 7, 1998). Plaintiff asserts different claims in this suit than in the one filed on May 29, 1997, that is listed above.

    Private Citizens' Reimbursement Cases - There are five suits pending in which plaintiffs are private citizens. Four of the suits have been filed by private citizens on behalf of taxpayers of their respective states, although governmental entities have filed a reimbursement suit in one of the four states. The Company is a defendant in two of the five pending private citizen Reimbursement Cases. Lorillard is a defendant in each of the cases. Each of these cases is in the pre-trial discovery stage.

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

    Wynn v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Alabama, filed May 27, 1998). The suit is on behalf of taxpayers of Alabama.

    Reimbursement Cases By Indian Tribes - Indian Tribes have filed seven reimbursement suits in their tribal courts, two of which have been dismissed. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the seven tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

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

    Muscogee Creek Nation v. The American Tobacco Company, et al. (District Court, Muscogee Creek Nation, Okmulgee District, filed June 20, 1997).

    Crow Creek Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Crow Creek Sioux Tribe, filed September 14, 1997).

    The Standing Rock Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Standing Rock Sioux Tribe, filed May 8, 1998).

    The Sisseton-Wahpeton Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Sisseton-Wahpeton Sioux Tribe, filed May 12, 1998).

    Reimbursement Cases By Labor Unions - Labor unions have filed approximately 65 reimbursement suits in various states in federal or state courts. Lorillard is named as a defendant in each of the suits filed to date by unions. The Company is a defendant in two of the pending suits. Each of these cases is in the pre-trial, discovery stage.

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

    Oregon Laborers -- Employers Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Oregon, filed June 20,
    1997). The court granted defendants' motion for judgment on the pleadings, which dismissed the case. The time for plaintiffs to notice an appeal has not expired.

    United Federation of Teachers Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed June 25,
    1997).

    Connecticut Pipe Trades Health Fund and International Brotherhood of Electrical Workers Local 90 Benefit Plan v. Philip Morris, Inc., et al. (U.S. District Court, Connecticut, filed July 1, 1997).

    Seafarers Welfare Plan and United Industrial Workers Welfare Plan v. Philip Morris, Inc., et al. (U.S. District Court, Maryland, Southern Division, filed July 2, 1997). The court has granted defendants' motion to dismiss the case. The time for plaintiffs to notice an appeal has not expired.

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

    Steamfitters Local Union No. 420 Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed August 21, 1997). The court granted defendants' motion to dismiss the case. Plaintiffs have noticed an appeal to the United States Court of Appeals for the Third Circuit.

    Construction Laborers of Greater St. Louis Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Missouri, filed September 2, 1997).

    Arkansas Carpenters Health & Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Arkansas, filed September 4, 1997).

    Southeast Florida Laborers District Council Health and Welfare Trust Fund
    v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, Florida, filed September 11, 1997). The court granted defendants' motion to dismiss the case. Plaintiff has noticed an appeal from the judgment to the United States Court of Appeals for the Eleventh Circuit.

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

    IBEW Local 25 Health and Benefit Fund v. Philip Morris, Inc. et al. (Supreme Court, New York County, New York, filed November 25, 1997).

    IBEW Local 363 Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997).

    Local 138, 138A and 138B International Union of Operating Engineers Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997).

    Local 840, International Brotherhood of Teamsters Health and Insurance Fund
    v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997).

    Long Island Council of Regional Carpenters Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25,
    1997).

    Day Care Council - Local 205 D.C. 1707 Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed December 8, 1997).

    Local 1199 Home Care Industry Benefit Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed December 8, 1997).

    Local 1199 National Benefit Fund for Health and Human Services Employees v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed December 8, 1997).

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

    Belk, et al., Trustees of IBEW-NECA Local 505 Health and Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, Alabama, filed February 19, 1998). The court granted plaintiffs' motion to dismiss the case without prejudice.

    National Asbestos Workers, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed February 27, 1998). The Company is a defendant in the case.

    Milwaukee Carpenters, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, Wisconsin, filed March 4, 1998). To date, none of the defendants have received service of process.

    Service Employees International Union Health & Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed March 19, 1998).

    Milwaukee Carpenters, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, Wisconsin, filed March 30, 1998).

    United Association of Plumbing and Pipefitters Industry Local 467, et al.
    v. Philip Morris Incorporated, et al. (Superior Court, San Mateo County, California, filed March 31, 1998).

    Newspaper Periodical Drivers Local 921 San Francisco Newspaper Agency Health & Welfare Fund v. Philip Morris, Inc., et al. (Superior Court, San Mateo County, California, filed April 15, 1998).

    Teamsters Benefit Trust v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed April 15, 1998).

    United Association Local 159 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed April 15, 1998).

    Bay Area Automotive Group Welfare Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed April 16, 1998).

    Bay Area Delivery Drivers Security Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed April 16, 1998).

    Pipe Trades District Council No. 36 Health & Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed April 16, 1998).

    Sign, Pictorial and Display Industry Welfare Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed April 16,
    1998).

    United Association Local No. 343 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed April 16, 1998).

    San Francisco Newspaper Publishers and Northern California Newspaper Guild Health & Welfare Trust v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed April 17, 1998).

    North Coast Trust Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed April 24, 1998).

    Northern California Bakery Drivers Security Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed April 24, 1998).

    Northern California Plasterers Health & Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed May 21, 1998).

    U.A. Local No. 393 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed May 21, 1998).

    Northern California General Teamsters Security Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed May 22, 1998).

    Utah Laborers Health & Welfare Trust Fund, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Utah, Central Division, filed June 4, 1998). The Company is a defendant in the case.

    Joint Benefit Trust v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed June 15, 1998).

    Northern California Pipe Trades Health and Welfare Trust v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed June 18,
    1998).

    S.E.I.U. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed June 22, 1998). To date, none of the defendants have received service of process.

    Holland, et al., Trustees of United Mine Workers v. Philip Morris Incorporated, et al. (U.S. District Court, District of Columbia, filed July 9, 1998).

    Reimbursement Cases By Private Companies - Private companies have filed six Reimbursement Cases to date. Lorillard is named as a defendant in each of the cases filed by private companies. The Company is not a defendant in the cases filed by private companies.

    Group Health Plan, Inc., et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Minnesota, filed March 11, 1998).

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

    Regence Blueshield, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Western District, Washington, filed April 29, 1998).

    CONTRIBUTION CLAIMS - In addition to the foregoing cases, eight cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. One of the cases has not been served. Lorillard is named as a defendant in each action. The Company is named as a defendant in three of the cases but has not received service of process in one of them. Each of these cases is in the pre-trial, discovery stage.

    Raymark Industries v. R.J. Reynolds Tobacco Company, et al. (Circuit Court,

    Duval County, Florida, filed September 15, 1997). The Company is a defendant in the case but has not received service of process to date.

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

    Raymark Industries v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed January 30, 1998).

    FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Eighteen such cases, including one that also includes allegations that plaintiff also was injured as a result of smoking cigarettes, are pending in federal and state courts. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $15.0 in compensatory damages and $100.0 in punitive damages. In the one case of this type that has been tried during 1997, the jury returned a verdict in favor of Lorillard. Trials were held in three cases of this type during 1996. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict, which Lorillard has appealed, requires Lorillard to pay the amount of one hundred forty thousand dollars, although the award subsequently was reduced to seventy thousand dollars.

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

    In addition, two California cities, Los Angeles and San Jose, suing on behalf of The People of the State of California, have filed suits alleging cigarette manufacturers, including Lorillard, have violated a California statute, commonly known as "Proposition 65," that requires California residents to be informed if they are exposed to substances that are alleged to cause cancer or birth defects. Plaintiffs in both suits allege that non-smokers have not been warned by cigarette manufacturers that exposure to environmental tobacco smoke may cause illness. Plaintiffs in both suits further allege defendants violated certain provisions of the California Business and Professions Code (The People of the State of California, and American Environmental Safety Institute v. Philip Morris Incorporated, et al. (Superior Court, Los Angeles County, California, filed July 14, 1998) and The People of the State of California, the City of San Jose and Paul Dowhall v. Brown & Williamson Tobacco Corporation, et al. (Superior Court, San Francisco County, California, filed July 28, 1998)).

    DOCUMENT DISCOVERY ISSUES - Plaintiffs in a number of the cases pending against the tobacco industry, including cases against Lorillard and the Company, have challenged the claims made by Lorillard and other companies in the tobacco industry that certain documents sought by plaintiffs are protected from disclosure by the attorney-client privilege, joint defense privilege and work product doctrine. These challenges include, among other things, allegations that such documents do not contain legal advice or were not prepared for litigation purposes and, thus, are not privileged or protected as attorney work product. Certain plaintiffs in these cases have also alleged that defendants' privileged documents should be discoverable pursuant to the so-called crime/fraud exception which negates the privilege as to documents found to have been related to and prepared in furtherance of an alleged crime or fraud. In addition, several plaintiffs have argued, and certain courts have found, that defendants have "waived" their privilege as to a number of documents. Such arguments by plaintiffs generally pertain to certain industry documents which were subpoenaed by the House Commerce Committee (see discussion below).

    Various courts have addressed these issues and have arrived at differing conclusions as to whether the privilege for some of defendants' documents should be maintained. Some of these rulings are final and, as a result, certain documents as to which defendants have claimed a privilege have been released to plaintiffs.

    On December 5, 1997, certain documents as to which defendants had claimed privilege were provided to the Chairman of the House Commerce Committee in response to a subpoena. These documents were subsequently made available on the Internet. As of June 30, 1998, Lorillard had posted more than 250,000 documents on the Internet.

    On February 19, 1998, the Committee subpoenaed approximately 39,000 additional documents which Lorillard and other companies in the tobacco industry have asserted to be privileged. These documents were the subject of a March 7, 1998 ruling in the Reimbursement Case brought by the State of Minnesota, in which the judge ordered that the documents should be released on the basis of the crime/fraud exception. Defendants exhausted their remedies through the state's judicial system as well as the U.S. Supreme

    Court. On April 6, 1998, the U.S. Supreme Court denied defendants' application for a Stay and, in accordance with the March 7, 1998 ruling of the district court, such documents were released to plaintiffs in Minnesota. Also on April 6, 1998 and pursuant to the February 19, 1998 subpoena, documents were submitted to the Committee. The Committee subsequently made available on the Internet the vast majority, and perhaps all, of those documents.

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

    SETTLEMENTS OF REIMBURSEMENT CASES - During 1997 and 1998, Lorillard and other companies in the United States tobacco industry (the "settling defendants") settled health care cost recovery actions brought by the States of Mississippi, Florida, Texas and Minnesota. Claims of Blue Cross and Blue Shield of Minnesota asserted against the settling defendants together with Minnesota's claims were separately settled as well. These settlements are described in Note 5 of the Notes to Consolidated Condensed Financial Statements of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. Recently, as detailed below, the Mississippi and Texas settlement agreements have been amended pursuant to their "most favored nation" clauses to reflect terms of the Minnesota settlement. The Florida, Texas and Minnesota health care cost recovery settlements and certain ancillary agreements are filed as Exhibits to various reports of the Company filed with the Securities and Exchange Commission, and the amendments to the Mississippi and Texas settlements and certain ancillary agreements are filed as Exhibits to this Form 10-Q, and the discussion herein is qualified by reference thereto. These settlements resulted in pre-tax charges to earnings of $163.4 in the third and fourth quarter of 1997, and $42.7 and $185.1 in the quarter and six months ended June 30, 1998.

    Following the settlement with Minnesota, Lorillard was contacted by counsel for the States of Texas, Florida and Mississippi seeking to discuss the issue of what effect, if any, the settlement of the Minnesota action has upon the terms of the prior settlements with those states pursuant to the "most favored nation" ("MFN") provision of those prior state settlements. That provision provides that, in the event the settling defendants enter into a subsequent pre-verdict settlement with a non-federal governmental entity on terms more favorable to such entity than the terms of the prior state settlements (after due consideration of relevant differences in population or other appropriate factors), the terms of the prior state settlements will be revised to provide treatment at least as relatively favorable. As discussed below, the Mississippi and Texas settlement agreements were recently amended pursuant to this provision. Lorillard cannot presently determine what the result of any discussions with Florida regarding the MFN issue may be, nor can it determine what the result of any litigation with Florida concerning that issue may be. A determination of this issue adverse to Lorillard could result in an obligation to make substantial additional payments to Florida.

    On July 6 and July 24, 1998 respectively, Lorillard and the other settling defendants reached agreements with the States of Mississippi and Texas to amend those States' settlements pursuant to the MFN provision. The Mississippi and Texas MFN amendments call for the settling defendants to make additional settlement payments to Mississippi and Texas aggregating $550.0 and $2,275.0, respectively. These amounts are payable in January of the year indicated:

                          1999      2000      2001      2002     2003    Total
                      ---------------------------------------------------------

    Mississippi        $ 41.7    $145.2    $145.2    $145.2   $ 72.7   $  550.0
    Texas               156.5     605.1     605.1     605.1    303.2    2,275.0
                      ---------------------------------------------------------
                       $198.2    $750.3    $750.3    $750.3   $375.9   $2,825.0
                      =========================================================

    These payments, which in the case of payments after 1999 will be adjusted for inflation, changes in domestic sales volume, and, under specified circumstances, increases in net operating profits from domestic sales, will be allocated among the settling defendants in accordance with their relative unit volume of domestic cigarette sales.

    In the event a settling defendant defaults on its obligation to make timely payment of the above amounts, the remaining settling defendants may, in their absolute discretion, pay the missing payment. If they elect not to make up the missing payment, each settling defendant can be required by the state to pay its share of the remaining payments scheduled above within 30 days of the default, subject to inflation and volume adjustments. The obligations of the settling defendants under the amended settlement agreements are several and not joint; the amended settlement agreements do not obligate any settling defendant to pay the share of another settling defendant.

    The nominal amounts of the ongoing annual payments, (the "Ongoing Annual Payments") contemplated by the original Mississippi and Texas settlement agreements are unchanged by the MFN amendments.

    The MFN amendments modify the provisions of the original settlement agreements that address the impact enactment of federal tobacco legislation before November 30, 2000 would have on such settlements. Under the MFN amendments, the settling defendants will be entitled to receive a dollar-for-dollar offset against their Ongoing Annual Payments for amounts that Mississippi or Texas, as the case may be, could elect to receive pursuant to such federal tobacco legislation ("Federal Settlement Funds"), except to the extent that: (i) such Federal Settlement Funds are required to be used for purposes other than health care or tobacco-related purposes; (ii) such federal tobacco legislation does not provide for the abrogation, settlement or relinquishment of state tobacco-related claims; or (iii) state receipt of such Federal Settlement Funds is conditioned upon (A) the relinquishment of rights or benefits under that respective state's settlement (excepting any Ongoing Annual Payment amounts subject to the offset); or (B) actions or expenditures by such state unrelated to health care or tobacco (including but not limited to tobacco education, cessation, control or enforcement).

    The MFN amendments also supersede the MFN provisions contained in the original settlement agreements. Under the revised MFN provision if the settling defendants enter into any future pre-verdict settlement agreement of similar health care cost recovery litigation on terms more favorable to a non-federal governmental plaintiff, the Mississippi and Texas settlements will not otherwise be revised except to the extent such future settlement provides for: (i) joint and several liability for monetary payments, (ii) a parent company guaranty or other credit assurance, (iii) the implementation of different non-economic tobacco-related public health measures, or (iv) monetary offsets in the event of federal tobacco legislation that are more favorable to such plaintiff than those described above.

    The settling defendants agreed as part of the MFN amendments to disclose specified future payments for lobbying or related purposes in Mississippi and Texas, to support enumerated legislative and regulatory proposals and to not support legislation, rules or policies that would diminish Mississippi's and Texas' rights under the amended settlement agreements.

    The settling defendants also submitted to a Consent Judgment enjoining the settling defendants from (i) offering or selling non-tobacco services or merchandise (e.g., caps, jackets or bags) in Mississippi and Texas bearing the name or logo of a tobacco brand other than tobacco products or items with the sole function of advertising; (ii) making any material misrepresentation of fact regarding the health consequences of using tobacco products; (iii) entering into any contract, combination or conspiracy to limit health information or research into smoking and health or product development; and (iv) taking any action to target children in Mississippi and Texas in the advertising, promotion or marketing of cigarettes.

    In connection with the MFN amendments, the parties executed new agreements governing settling defendants' payment of attorneys fees to counsel for Mississippi and Texas. (Copies of these agreements are filed as Exhibits to this Form 10-Q, and the discussion herein is qualified by reference thereto.) The agreements provide that beginning in November 1998, a three-member arbitration panel will consider and determine the amount of attorneys' fees to be awarded. These awards will be allocated among the settling defendants in accordance with their relative unit volume of domestic cigarette shipments. Under the agreements, there is an annual cap of $500.0 on aggregate attorneys' fees to be paid pursuant to arbitration awards, including those to be paid for counsel for Mississippi and Texas. A one-time $250.0 payment may be paid for cases that were settled in 1997. This aggregate annual cap includes; (i) all attorneys' fees paid pursuant to an award by the panel in connection with settlements of any smoking and health cases (other than individual cases), (ii) all attorneys' fees paid pursuant to an award by the panel for activities in connection with smoking and health cases resolved by operation of federal legislation provided such legislation imposes an obligation on the settling defendants to pay attorneys' fees, and (iii) all attorneys' and professional fees paid pursuant to an award by the panel for contributions made toward the enactment of federal tobacco legislation.

    The settling defendants have made payments to counsel for Mississippi and Texas totaling $200.0 as advances against awards of attorneys' fees by the arbitration panel, such advances to be credited against the annual cap over

                                     Page 33
    several years commencing in 1999.

    Included in the charges stated above for settlements of reimbursement cases are charges recorded by Lorillard of $30.7 ($18.4 after taxes) in the second quarter of 1998 to accrue for its share of all fixed and determinable portions of the MFN amendments with Mississippi and Texas as described above.

    LIGGETT SETTLEMENT - Liggett Group, Inc. and its parent company, Brooke Group, Ltd., Inc. ("Liggett"), and the Attorneys General for a total of 40 states, have announced that they have reached agreements (the "Liggett Settlements") to settle the reimbursement claims made by those states. The proposed settlements reportedly will require Liggett: to make one-time payments to each of the settling states in an amount of as much as $1.0; to pay to the settling states an aggregate percentage of as much as 30% of its pre-tax profits annually for the next 25 years; to acknowledge that cigarette smoking is addictive (Liggett has supplemented the warning notices it places on its cigarette packages to reflect that acknowledgment); to acknowledge that cigarette smoking causes disease; to acknowledge that cigarette companies have targeted marketing programs towards minors; and to cooperate in suits against the other cigarette manufacturers by releasing Liggett documents to the Attorneys General and to allow its employees to testify in these matters. The Liggett Settlements also purport to be on behalf of "all persons who, prior to or during the term of [the Liggett Settlements], have smoked cigarettes or have used other tobacco products and have suffered or claim to have suffered injury as a consequence thereof."

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

6. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997 and the results of operations for the three and six months and changes in cash flows for the six months ended June 30, 1998 and 1997, respectively.

    Results of operations for the second quarter and the first six months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ----------------------------------------------------------------------


Liquidity and Capital Resources:
-------------------------------

Insurance
---------

  CNA Financial Corporation and subsidiaries ("CNA"). CNA is an 84% owned subsidiary of the Company.

  Statutory surplus of the property and casualty insurance subsidiaries was approximately $7.0 billion at June 30, 1998, compared to approximately $7.1 billion on December 31, 1997. The major component of this change was a decline of $369.0 million of other items, primarily dividends paid to CNA, partially offset by statutory net income of $147.0 million and an increase in net unrealized investment gains of $181.0 million. The statutory surplus of the life insurance subsidiaries was approximately $1.3 billion at June 30, 1998, compared to $1.2 billion at year end 1997.

  The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums, investment income, and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the first six months of 1998, CNA's operating cash flows were a negative $579.6 million, compared to a negative $669.7 million for the six months ended June 30, 1997. Negative cash flows for 1998 and 1997 are substantially the result of claim payments resulting primarily from the settlement of the Fibreboard litigation.

  Net cash flows from operations are invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

  On August 5, 1998, CNA announced a reassessment of its businesses which would involve reorganization of a number of its businesses and corporate support areas. The organizational changes include the closing of a number of facilities and consolidating certain processing locations, reducing workforce and enhancing computer systems.

  Within its commercial insurance business, CNA will consolidate four regional offices into two zone offices and streamline decision-making processes in support of branch offices and agents. The plan also calls for a reduction of its claim processing offices from 24 to 8 and system upgrades to enable CNA to centralize its policy processing into one center located in Orlando, Florida. These changes are expected to reduce paperwork and allow branch employees to spend more time with customers.

  Within its risk management business, CNA will form a new holding company with a simplified cost structure. Two separate claim organizations will be united to form a new claims service company for risk management clients. The new company will employ one of the largest claims technical staff in the insurance industry as well as achieve cost savings through economies of scale.

  CNA's remaining businesses anticipate finalizing their reorganization plans by the end of the third quarter of 1998.

  With finalization of the plan expected to occur by the end of third quarter, CNA estimates that it will record a pre-tax charge of $100.0 to $140.0 million for restructuring costs. CNA expects additional pre-tax transition costs of $200.0 to $260.0 million related to the restructuring, which will be incurred over the next 12 to 18 months. The pre-tax impact on third-quarter earnings from these reorganization charges is estimated to be $175.0 to $260.0 million. CNA anticipates that its current workforce of approximately 24,000 employees will be reduced by approximately 10%.

  While CNA has not yet completed its analysis of anticipated cost savings, it estimates that its reorganization, which includes the restructuring plan as well as revenue enhancements and operating efficiencies, will result in anticipated reductions of approximately 2 points in CNA's expense ratio and savings of approximately $300.0 to $350.0 million on an annualized basis. CNA expects a portion of the anticipated savings will be realized beginning in the latter part of 1998 and to achieve the full expense ratio reduction within 18 months.

  On January 8, 1998, CNA issued $150.0 million principal amount of 6.45% senior notes due January 15, 2008 and $150.0 million principal amount of 6.95% senior notes due January 15, 2018. The net proceeds were used to pay down bank loans drawn under a revolving credit facility. Concurrent with the reduction in bank debt, CNA terminated $300.0 million notional amount of interest rate swaps.

  On April 15, 1998, CNA issued $500.0 million principal amount of 6.50% senior notes due April 15, 2005. The net proceeds were used to pay down existing bank debt, provide refinancing of certain senior notes and provide funds for acquisitions.

  On August 5, 1998, CNA's board of directors approved a plan to purchase, in open market or privately negotiated transactions, its outstanding common stock from time to time as market conditions warrant.

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

  It has also been reported that the Executive branch of the government has urged the U.S. Justice Department to commence an action against the tobacco industry seeking reimbursement of Medicare expenditures resulting from injuries or other health effects allegedly caused by use of tobacco products.

  In 1997 and 1998, Lorillard, together with other companies in the United States tobacco industry, reached agreements to settle certain tobacco related litigation. See "Settlements of Reimbursement Cases" and "Broin v. Philip Morris Companies, Inc. et al." in Note 5 of the Notes to Consolidated Condensed Financial Statements.

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

(ii) Regulations limiting all cigarette advertising to a black and white, text only format in most publications and outdoor advertising such as billboards, prohibiting billboards advertising cigarettes within 1,000 feet of a school or playground, banning the use of cigarette brand names, logos and trademarks on premium items and prohibiting the furnishing of any premium item in consideration for the purchase of cigarettes or the redemption of proofs-of-purchase coupons.

(iii) Regulations prohibiting the use of cigarette brand names to sponsor sporting and cultural events.

  Lorillard and other cigarette manufacturers have filed a lawsuit, Coyne Beahm, Inc., et al. v. United States Food & Drug Administration, et al., in the United States District Court for the Middle District of North Carolina challenging the FDA's assertion of jurisdiction over cigarettes. The Court granted, in part, and denied, in part, plaintiffs' motion for summary judgment. The Court held that if an adequate factual foundation is established, the FDA has the authority to regulate tobacco products as medical devices under the Federal Food, Drug & Cosmetic Act, may impose restrictions regarding access to tobacco products by persons under the age of 18, and may impose labeling requirements on tobacco products' packaging. The Court, however, also held that the FDA is not authorized to regulate the promotion or advertisement of tobacco products. The Court also stayed the effective date for the FDA Regulations relating to advertising and promotion of tobacco products, but allowed the access restrictions to take effect as of February 27, 1997. Both the plaintiffs and the defendants have filed an appeal of the District Court's ruling to the Fourth Circuit Court of Appeals, and oral arguments were heard by that Court on June 8, 1998. To date, the Court has not rendered its decision.

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

  Since the Proposed Resolution was announced, it has been the subject of intense review and criticism by the White House, the public health community, and other interested parties. Certain members of Congress have offered, or indicated that they intend to offer, alternative legislation. No bill introduced would adopt the Proposed Resolution as agreed to. Over 50 bills have been introduced in Congress regarding the issues raised in the Proposed Resolution, including bills seeking more stringent regulation of tobacco products by the Food and Drug Administration and more punitive monetary payments by the companies. One particular bill initially introduced by Senator John McCain from Arizona, was approved by the Senate Commerce Committee. The McCain bill included, among other things, provisions more stringent than those in the Proposed Resolution regarding FDA regulation, licensing of tobacco manufacturers and retailers, surcharges against the industry for failure to achieve underage smoking reduction goals, advertising restrictions and labeling requirements, industry payments, smoking restrictions, civil liability limitations, a method for determining the amount and payment of attorneys' fees, and public disclosure of industry documents. On June 17, 1998, the United States Senate voted to return the McCain bill to the Senate Commerce Committee after several weeks of debate. It is unlikely that the McCain bill will be reconsidered by that Committee or by the Senate during this Congressional term.

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

Cigarette Excise Taxes

  The United States federal excise tax on cigarettes is presently $12.00 per 1,000 cigarettes ($0.24 per pack of 20 cigarettes). In early August of 1997, the United States Congress approved and the President signed into law an increase in the federal excise tax on cigarettes of $7.50 per 1,000 cigarettes ($0.15 per pack of 20 cigarettes). This increase is phased in at a rate of $5.00 per 1,000 cigarettes in the year 2000 and an additional $2.50 per 1,000 cigarettes in the year 2002. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. Such actions may adversely affect Lorillard's volume, operating revenues and operating income.

Hotels
------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Funds from operations continue to exceed operating requirements. Loews Hotels has entered into an agreement with the owners of the Universal Florida resort to develop hotels at the resort. Capital expenditures in relation to the Universal Florida hotel project will be funded by a combination of equity contributions by the development partners and mortgages. Loews Hotels will obtain its share of the equity contributions for the development of these hotels under arrangements with the Company.

Offshore Drilling
-----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 50.3% owned subsidiary of the Company.

  For the first six months of 1998, Diamond Offshore's cash provided by operating activities amounted to $224.1 million, compared to $159.7 million in the 1997 period. This increase in operating cash flow was primarily attributable to a $70.9 million increase in net income for the first half of 1998, an $11.7 million increase in depreciation and amortization expense, and various changes in operating assets and liabilities.

  Diamond Offshore continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deep water and harsh environment operations. Diamond Offshore has revised its 1998 budgeted capital expenditures for rig upgrades to $125.2 million from $108.5 million. Diamond Offshore expended $35.3 million, including capitalized interest expenses, for significant rig upgrades during the six months ended June 30, 1998. The rig upgrade projects include the conversion of an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep water. Diamond Offshore has revised the estimated cost of conversion to approximately $210.0 million from $190.0 million due to additional steel requirements and mechanical and electrical system costs. Upon completion of the conversion, the rig will begin a five year drilling program in the Gulf of Mexico, which is anticipated to commence in late 1999. Other upgrade projects included the cantilever conversion project on the Ocean Warwick, a jack-up drilling rig located in the Gulf of Mexico, which was completed in March 1998. In addition, leg strengthening and other modifications for another jack-up rig operating in the Gulf of Mexico were completed in May 1998. The rig returned to the shipyard for repairs shortly after its return to work due to leg damage sustained on location. The repairs were completed in June 1998 and the rig is currently idle in the Gulf of Mexico. Diamond Offshore has also budgeted $126.7 million for 1998 capital expenditures associated with its continuing rig enhancement program, spare equipment and other corporate requirements. These expenditures include purchases of anchor chain, drill pipe, riser, and other drilling equipment. During the first six months of 1998, $38.0 million was expended on this program.

  Diamond Offshore believes it has the financial resources needed to meet its business requirements in the foreseeable future, including capital expenditures for major upgrades, continuing rig enhancements and working capital requirements.

  The ability to minimize costs and downtime is critical to Diamond Offshore's results of operations. However, the company's plan to retain qualified rig personnel includes periodic compensation enhancements. As of July 1, 1998,

Diamond Offshore has adjusted the compensation levels for most offshore positions. Although Diamond Offshore does not expect such adjustments to have a material effect on its current results of operations, significant increases in costs, including compensation and training, may occur in the future. In addition, because of periodic inspections required by certain regulatory agencies, 15 of Diamond Offshore's rigs will be in the shipyard for a portion of 1998. At June 30, 1998, eight of these 15 inspections were completed. Diamond Offshore intends to focus on returning these rigs to operations as soon as reasonably possible, in order to minimize the downtime and associated loss of revenues.

  Also, increased rig construction and enhancement programs are ongoing by Diamond Offshore's competitors. A significant increase in the supply of technologically advanced rigs capable of drilling in deep water may have an adverse effect on the average operating dayrates for Diamond Offshore's rigs, particularly its more advanced semisubmersible units, and on the overall utilization level of Diamond Offshore's fleet. In such case, Diamond Offshore's results of operations would be adversely affected.

  As a result of the recent decline in product prices, the contract drilling market has begun to experience declining dayrates and decreased utilization primarily in the shallow waters of the Gulf of Mexico. The impact of these changing market conditions could have an adverse affect on Diamond Offshore's future results of operations, although the extent of such change cannot be accurately predicted.

  Since June 30, 1998 and through August 13, 1998, Diamond Offshore purchased 1,700,000 shares of its outstanding Common Stock at an aggregate cost of approximately $47.4 million. Depending on market conditions, Diamond Offshore from time to time may purchase additional shares in the open market or otherwise.

Watches and Clocks
------------------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Funds from operations continue to exceed operating requirements. Bulova's cash and cash equivalents, and investments amounted to $41.3 million at June 30, 1998, as compared to $29.1 million at December 31, 1997. Funds for other capital expenditures and working capital requirements are expected to be provided from operations.

Parent Company
--------------

  Since June 30, 1998 and through August 13, 1998, the Company purchased 288,600 shares of its outstanding Common Stock at an aggregate cost of approximately $24.2 million. Depending on market conditions, the Company from time to time may purchase additional shares in the open market or otherwise.

Investments:
-----------

  Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments. Equity securities, which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value with a net unrealized loss of $2.1 and $3.2 million at June 30, 1998 and December 31, 1997, respectively.

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

Insurance
---------

  A summary of CNA's general account fixed maturity securities portfolio and short-term investments, at carrying value, are as follows:


                                                                    Change in
                                                                    Unrealized
                                            June 30,   December 31,  Gains
                                              1998         1997      (Losses)
                                           ------------------------------------
                                                        (In millions)
Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies .     $11,043.0     $12,980.0  $ 18.0
  Asset-backed securities .............       5,697.0       4,804.0     8.0
  Tax exempt securities ...............       5,996.0       4,724.0   (28.0)
  Taxable .............................       6,823.0       7,040.0    18.0
                                            ---------------------------------
       Total fixed maturity securities.      29,559.0      29,548.0    16.0
Stocks ................................       1,054.0         814.0   107.0
Short-term and other investments.......       5,498.0       5,829.0   (54.0)
Derivative security investments .......          64.0          12.0
                                            ---------------------------------
       Total ..........................     $36,175.0     $36,203.0 $  69.0
                                            =================================
Short-term investments:
  Commercial paper ....................     $ 1,598.0     $ 1,850.0
  Security repurchase collateral ......         251.0         154.0
  Escrow ..............................         969.0       1,065.0
  U.S. Treasuries .....................         536.0         558.0
  Money markets .......................         446.0         624.0
  Others ..............................         588.0         633.0
Other investments .....................       1,110.0         945.0
                                            -----------------------
       Total short-term and other
        investments ...................     $ 5,498.0     $ 5,829.0
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

  CNA considers its derivatives as being held for purposes other than trading. Derivative securities, except for interest rate swaps associated with certain corporate borrowings, are recorded at fair value at the reporting date with changes in market value reflected in investment gains and losses. The interest rate swaps on corporate borrowings are accounted for on the accrual basis with the related income or expense recorded as an adjustment to interest expense; the changes in fair value are not recorded.

  The general account portfolio consists primarily of high quality (BBB or higher) marketable fixed maturity securities, approximately 94.3% of which are rated as investment grade. At June 30, 1998, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 16.6% and 11.4%, respectively, of the general account's total investment portfolio compared to 13.1% and 13.1%, respectively, at December 31, 1997. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. Short-term investments at both June 30, 1998 and December 31, 1997 are substantially higher than historical levels in anticipation of Fibreboard-related claim payments. At June 30, 1998, the major components of the short-term investment portfolio consist primarily of high grade commercial paper and U.S. Treasury bills.

  As of June 30, 1998, the market value of CNA's general account investments in fixed maturities was $29.6 billion and was greater than amortized cost by approximately $545.0 million. This compares to a market value of $29.5 billion and approximately $528.0 million of net unrealized investment gains at December 31, 1997. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at June 30, 1998 were $653.0 and $108.0 million, respectively, compared to $644.0 and $116.0 million, respectively, at December 31, 1997.

  Net unrealized investment gains on general account fixed maturities at June 30, 1998 include net unrealized investment gains on high yield securities of $4.0 million, compared to net unrealized investment losses of $2.0 million at December 31, 1997. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade (below BBB). Fair values of high yield securities in the general account decreased $203.0 million to approximately $1.7 billion at June 30, 1998 when compared to December 31, 1997.

  At June 30, 1998, total Separate Account cash and investments amounted to approximately $5.5 billion with taxable fixed maturity securities representing approximately 82.5% of the Separate Accounts' portfolios. Approximately 68.7% of Separate Account investments are used to fund guaranteed investments for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment portfolio are generally matched with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $3.5 billion at June 30, 1998 compared to $3.8 billion at December 31, 1997. At June 30, 1998, fair value exceeded amortized cost by approximately $79.0 million, as compared to an unrealized gain of approximately $71.0 million at December 31, 1997. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at June 30, 1998 were $93.0 and $14.0 million, respectively, as compared to a gain of $87.0 million and loss of $16.0 million at December 31, 1997.

  Carrying values of high yield securities in the guaranteed investment portfolio were $272.0 and $310.0 million at June 30, 1998 and December 31,

1997, respectively. Net unrealized investment losses on high yield securities held in such Separate Accounts were $4.0 million at June 30, 1998, compared to $1.0 million at December 31, 1997.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At June 30, 1998, CNA's investment in high yield bonds, including Separate Accounts, was approximately 3.4% of its total assets. In addition, CNA's investment in mortgage loans and investment real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

  Included in CNA's fixed maturity securities at June 30, 1998 (general and guaranteed investment portfolios) are $8.0 billion of asset-backed securities, consisting of approximately 51.3% in collateralized mortgage obligations ("CMO's"), 16.1% in corporate asset-backed obligations, 23.5% in corporate mortgage backed security pass-through obligations and 9.1% in U.S. government agency issued pass-through certificates. The majority of CMO's held are corporate mortgaged backed securities, which are actively traded in liquid markets and are priced monthly by broker-dealers. At June 30, 1998, the fair value of asset-backed securities exceeded the amortized cost by approximately $139.0 million compared to net unrealized investment gains of $114.0 million at December 31, 1997. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

  At June 30, 1998, 38.8% of the general account's fixed maturity securities portfolio was invested in U.S. government securities, 36.2% in other AAA rated securities and 13.9% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 3.8% U.S. government securities, 62.9% in other AAA rated securities and 14.2% in AA and A rated securities. These ratings are primarily from Standard and Poor's.

Results of Operations:
----------------------

  Revenues increased by $655.7 and $511.7 million, or 13.8% and 5.3%, respectively, and net income increased by $183.4 million and decreased by $139.6 million, respectively, for the quarter and six months ended June 30, 1998 as compared to the corresponding periods of the prior year. The following table sets forth the major sources of the Company's consolidated revenues and net income.


                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                      -----------------------------------------------------
                                                          1998          1997           1998         1997
                                                      -----------------------------------------------------
                                                                         (In millions)

Revenues (a):
  Property and casualty insurance .......              $3,454.4      $3,256.7        $ 6,754.0    $6,332.0
  Life insurance ........................                 978.6         988.2          2,008.4     2,029.6
  Cigarettes ............................                 709.6         604.3          1,285.3     1,120.8
  Hotels ................................                  64.9          61.1            113.4       107.0
  Offshore drilling .....................                 331.3         234.0            623.9       441.6
  Watches and clocks ....................                  28.5          27.9             60.8        57.9
  Investment (loss) income-net (non-
   insurance companies) .................                (162.1)       (420.7)          (643.2)     (394.2)
  Other and eliminations-net ............                   (.4)         (2.4)            (2.7)       (6.5)
                                                       ----------------------------------------------------
                                                       $5,404.8      $4,749.1        $10,199.9    $9,688.2
                                                       ====================================================

Net income (a):
  Property and casualty insurance .......              $  153.5      $  163.7        $   321.8    $  284.4
  Life insurance ........................                  37.5          42.4             79.0        77.1
  Cigarettes ............................                 138.6         123.5            160.7       203.0
  Hotels ................................                  10.0           8.9             11.5         9.1
  Offshore drilling .....................                  52.2          30.6             90.0        57.4
  Watches and clocks ....................                   1.8           1.2              4.1         2.7
  Investment (loss) income-net (non-
   insurance companies) .................                (106.3)       (275.1)          (421.4)     (260.6)
  Corporate interest expense ............                 (21.7)        (16.6)           (44.0)      (32.4)
  Unallocated corporate expense and
   other-net ............................                 (18.4)        (14.8)           (38.2)      (37.6)
                                                       ----------------------------------------------------
                                                       $  247.2      $   63.8        $   163.5    $  303.1
                                                       ====================================================

(a) Includes investment gains (losses) as follows:

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                        ---------------------------------------------------
                                                            1998          1997          1998         1997
                                                        ---------------------------------------------------

Revenues:
  Property and casualty insurance .......               $ 191.3        $ 127.7         $ 325.9     $ 146.0
  Life insurance ........................                  42.3           43.4            90.5        72.5
  Investment income-net .................                (208.0)        (466.5)         (741.4)     (485.1)
                                                        ---------------------------------------------------
                                                        $  25.6        $(295.4)        $(325.0)    $(266.6)
                                                        ===================================================

Net income:
  Property and casualty insurance .......               $ 103.1        $  69.4         $ 175.4     $  79.5
  Life insurance ........................                  20.6           22.0            46.3        36.9
  Investment income-net .................                (135.0)        (303.4)         (481.7)     (317.3)
                                                        ---------------------------------------------------
                                                        $ (11.3)       $(212.0)        $(260.0)    $(200.9)
                                                        ===================================================

Insurance
---------

  Property and casualty revenues, excluding investment gains, increased by $134.1 and $242.1 million, or 4.3% and 3.9%, for the quarter and six months ended June 30, 1998, as compared to the same periods a year ago.

  Property and casualty premium revenues increased by $136.5 and $193.0 million, or 5.4% and 3.9%, for the quarter and six months ended June 30, 1998, from the prior year's comparable periods. The increase is attributable to higher involuntary risk earned premium of approximately $206.0 million and an increase in personal lines premiums of approximately $41.0 million, partially offset by lower commercial lines premiums of approximately $54.0 million. Involuntary premium for 1997 reflected reductions in estimates of premium for 1996 and prior periods, primarily in the workers' compensation line of business, and a greater willingness on the part of the involuntary market, including CNA, to write these types of risks. The 1998 estimated premiums reflect a return to historical levels. The increase in personal lines premium continues the trend seen in 1997 and the first quarter of 1998 and is attributable to growth in private passenger automobile business and individual long-term care. The decrease in commercial lines is primarily due to a decrease in accident and health business. Net investment income decreased by $2.0 and $10.0 million, or 0.4% and 1.1%, for the quarter and six months ended June 30, 1998, compared with the same period in the prior year, due to lower yielding investments. The bond segment of the investment portfolio yielded 6.2% in the first half of 1998 compared with 6.4% for the same period a year ago.

  Life insurance revenues, excluding investment gains, decreased by $8.5 and $39.2 million, or 0.9% and 2.0%, for the quarter and six months ended June 30, 1998 as compared to the same periods a year ago. Life premium revenues decreased by $17.4 and $52.4 million, or 2.1% and 3.1%, for the quarter and six months ended June 30, 1998. The decrease is primarily due to lower premiums for the Federal Employees Health Benefit Plan ("FEHBP") and a reduction in individual annuities. The decrease in FEHBP premiums is due to improved claim experience upon which premiums are based and continues the trend from the first quarter of this year. The decrease in individual annuity premium is attributable to a shift in CNA's marketing efforts towards more profitable products. Life net investment income increased by $14.0 and $20.0 million, or 14.1% and 9.8%, for the quarter and six months ended June 30, 1998, compared to the same periods a year ago. The bond segment of the life investment portfolio yielded approximately 6.4% in the first half of 1998 and 1997.

  Property and casualty underwriting losses for the quarter and six months ended June 30, 1998 were $373.0 and $661.0 million, compared to $277.2 and $570.4 million for the same periods in 1997. The increase in underwriting losses is primarily due to an increase in catastrophe losses for the first six months of 1998. Pre-tax catastrophe losses were approximately $126.0 and $151.0 million for the quarter and six months ended June 30, 1998 as compared to $45.0 and $76.0 million in 1997. The increase in catastrophe losses is mainly due to spring storms throughout the United States.

  The components of CNA's investment gains are as follows:


                                                              Three Months Ended           Six Months Ended
                                                                  June 30,                     June 30,
                                                          -------------------------------------------------
                                                            1998          1997           1998         1997
                                                          -------------------------------------------------
                                                                            (In millions)

Bonds:
  U.S. Government .......................                 $ 46.0        $ 43.1         $ 96.0       $ 49.0
  Tax exempt ............................                   16.0           1.7           32.0          2.2
  Asset-backed ..........................                   14.0           2.4           27.0          9.2
  Taxable ...............................                   40.0          73.6           69.0         84.0
                                                          -------------------------------------------------
     Total bonds ........................                  116.0         120.8          224.0        144.4
Stocks ..................................                   17.0           9.6           13.0         39.3
Derivative instruments ..................                   41.0          (4.0)          34.0          (.7)
Separate Accounts and other .............                   58.0          45.6          144.0         55.0
                                                          -------------------------------------------------
     Total investment gains .............                 $232.0        $172.0         $415.0       $238.0
                                                          =================================================

  CNA's primary property and casualty subsidiary, Continental Casualty Company, is party to litigation with Fibreboard Corporation involving coverage for certain asbestos-related claims and defense costs (see Note 5 of the Notes to Consolidated Condensed Financial Statements).

Cigarettes
----------

  Revenues increased by $105.3 and $164.5 million, or 17.4% and 14.7%, respectively, and net income increased by $15.1 million, or 12.2%, and decreased by $42.3 million, or 20.8%, respectively, for the quarter and six months ended June 30, 1998 as compared to the corresponding periods of the prior year.

  The increase in revenues is composed primarily of an increase of approximately $76.3 and $134.9 million, or 12.7% and 12.1%, respectively, due to higher average unit prices and an increase of approximately $22.4 and $16.9 million, or 3.7% and 1.5%, reflecting higher unit sales volume for the quarter and six months ended June 30, 1998, as compared to the corresponding periods of the prior year.

  Net income for the quarter and six months ended June 30, 1998 includes a pre-tax charge of $45.1 and $187.5 million ($27.0 and $112.1 million after taxes) to reflect the settlement of tobacco litigation in Texas, Mississippi, Florida and Minnesota. Included in the tobacco litigation charges was $30.7 million ($18.4 million after taxes) for the three months ended June 30, 1998 for the amended settlements with the states of Mississippi and Texas (see Note 5 of the Notes to Consolidated Condensed Financial Statements). Excluding these charges, net income would have increased by $42.1 and $69.8 million, or 34.1% and 34.4%, as a result of the improved revenues, partially offset by higher legal expenses.

  Lorillard's unit sales volume increased by 3.8% and 0.9%, while Newport's sales volume increased by 8.4% and 5.5% for the quarter and six months ended June 30, 1998, as compared to the corresponding periods of the prior year. Newport, a full price brand, accounted for 78.3% of Lorillard's unit sales. Discount brand sales have decreased from an average of 31.4% of industry sales during 1994 to an average of 27.0% during 1997. At June 30, 1998, they represented 26.6% of industry sales.

Hotels
------

  Revenues increased by $3.8 and $6.4 million, or 6.2% and 6.0%, respectively, and net income increased by $1.1 and $2.4 million, or 12.4% and 26.4%, respectively, for the quarter and six months ended June 30, 1998, as compared to the prior year, due primarily to higher overall average room rates and increased occupancy rates at the New York properties. Revenues also increased for the quarter due to the collection of a $2.2 million pre-opening advance which had been fully reserved. These increases were partially offset by lower results from the Loews Monte Carlo.

Offshore drilling
-----------------

  Revenues increased by $97.3 and $182.3 million, or 41.6% and 41.3%, and net income increased by $21.6 and $32.6 million, or 70.6% and 56.8%, respectively, for the quarter and six months ended June 30, 1998, as compared to the prior year.

  Revenues from semisubmersible rigs increased by $79.3 and $144.0 million, or 33.9% and 32.6%, for the quarter and six months ended June 30, 1998. The revenue increase is due to higher dayrates ($69.2 and $126.4 million), recognized by semisubmersible rigs located in the North Sea and the Gulf of Mexico. These increases were partially offset by revenues foregone ($14.7 and $47.8 million) during mandatory inspections. Revenues from jackup rigs increased by $16.4 and $32.9 million, or 7.0% and 7.5%, due to improvements in dayrates, primarily in the Gulf of Mexico ($17.9 and $38.6 million).

  Net income for the quarter and six months ended June 30, 1998 increased due primarily to the higher revenues discussed above, partially offset by increased contract drilling expenses due to higher utilization of rigs and increased depreciation and administrative expenses.

Watches and Clocks
------------------

  Revenues increased by $0.6 and $2.9 million, or 2.2% and 5.0%, respectively, and net income increased by $0.6 and $1.4 million, or 50.0% and 51.9%, respectively, for the quarter and six months ended June 30, 1998 as compared to the corresponding periods of the prior year.

  Revenues increased for the quarter and six months ended June 30, 1998 due primarily to increased watch unit prices and, for the six months ended June 30, 1998, increased sales volume.

  Net income increased for the quarter and six months ended June 30, 1998 due primarily to the increased revenue discussed above and lower cost of sales.

Other
-----

  Revenues increased by $260.6 million, or 61.6%, and decreased $245.2 million, or 61.2%, respectively, and net loss decreased by $160.1 million, or 52.2%, and increased by $173.0, or 52.3%, respectively, for the quarter and six months ended June 30, 1998 as compared to the corresponding periods of the prior year.

  The components of investment (losses) gains included in Investment (loss) income-net are as follows:


                                          Three Months Ended  Six Months Ended
                                               June 30,            June 30,
                                            1998     1997       1998     1997
                                         --------------------------------------
                                                    (In millions)

Revenues:
  Derivative instruments (1) ............ $(121.6) $(357.4)   $(500.2) $(380.7)
  Equity securities, including short
   positions (1) ........................   (82.7)  (135.3)    (229.3)  (149.3)
  Fixed maturities ......................    (3.7)    (3.3)     (12.0)    14.9
  Short-term investments, primarily U.S.
   government securities ................      .5      (.3)        .6      (.4)
  Gain on issuance of subsidiary's stock              29.1                29.1
  Other .................................     (.5)      .7        (.5)     1.3
                                          ------------------------------------
                                           (208.0)  (466.5)    (741.4)  (485.1)
Income tax benefit ......................    72.9    163.2      259.6    169.7
Minority interest .......................      .1      (.1)        .1     (1.9)
                                          ------------------------------------

     Net (loss) income .................. $(135.0) $(303.4)   $(481.7) $(317.3)
                                          ====================================

  (1) Includes losses on short sales, equity index futures and options aggregating $171.1, $475.9, $713.4 and $522.1 for the quarter and six months ended June 30, 1998 and 1997, respectively. The Company continues to maintain these positions.

  Exclusive of securities transactions, revenues increased $2.1 and $11.1 million, or 4.8% and 13.2%, for the quarter and six months ended June 30, 1998 due primarily to increased investment interest income. Net loss increased by $8.3 and $8.6 million for the quarter and six months ended June 30, 1998 due to higher corporate interest expenses, partially offset by the increased interest income.

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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of this Statement on its accounting and reporting for derivatives and hedges.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  Loews Corporation is a large diversified financial services company. As such, it has significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the income statement. Market risk exposure is presented for each class of financial instrument held by the Company at June 30, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:


June 30, 1998
-------------------------------------------------------------------------------
                                                       Fair Value        Market
Category of risk exposure:                          Asset (Liability)     Risk
-------------------------------------------------------------------------------
(In millions)

Equity markets (1):
 Equity securities                                       $ 218.1       $  54.5
 Options purchased                                         328.3        (230.1)
 Options written                                           (49.8)         (2.3)
 Futures                                                                (249.9)
 Short sales                                              (763.5)       (190.9)
Commodities:
 Oil (2):
  Swaps                                                     (1.5)          3.2
  Energy purchase obligations                              (14.1)         (6.0)
 Gold (3):
  Options purchased                                         13.6         (13.6)
  Options written                                           (3.4)          3.4
 Other (4)                                                    .3           (.9)
-------------------------------------------------------------------------------

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

  The most significant areas of market risk in the Company's trading portfolio result from positions held in S&P futures contracts, short sales of certain equity securities and put options purchased on the S&P 500 index. The Company enters into these positions primarily to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction from what management expects, significant losses may occur. The Company continues to maintain these positions.

  Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.


Other than trading portfolio:


June 30, 1998
-------------------------------------------------------------------------------
                                                       Fair Value       Market
Category of risk exposure:                          Asset (Liability)    Risk
-------------------------------------------------------------------------------
(In millions)

Equity market (1):
 Equity securities:
  CNA Financial general accounts (a)                   $ 1,054.0     $  (264.0)
  CNA Financial separate accounts                          208.0         (52.0)
 Equity index futures, separate accounts (b)                            (209.0)
Interest rate (2):
 Fixed maturities (a)                                   31,010.1      (1,633.0)
 Short-term investments (a)                              7,609.5          (9.0)
 Interest rate swaps                                        (3.0)          9.0
 Separate Accounts:
  Fixed maturities (a)                                   4,496.0        (219.0)
  Short-term investments (a)                               605.0          (1.0)
 Long-term debt                                         (5,713.4)
-------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a) Certain securities are denominated in foreign currencies. Assuming a 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(392.0).
(b) This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments which derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at June 30, 1998, with all other variables held constant.

  Interest Rate Risk - The Company has exposure to interest rate risk arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. The Company monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates. The evaluation is made using an instantaneous parallel change in interest rates by varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the Company's market value at risk and the resulting effect on shareholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices which the Company believes are reasonably possible over a one-year period.

  The analysis assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Also the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company would undertake in response to changes in interest rates.

  The Company's long-term debt, including interest rate swap agreements, as of June 30, 1998 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

  The sensitivity analysis assumes an instantaneous shift in market interest rates increasing 100 basis points from their levels at June 30, 1998, with all other variables held constant.

  Foreign Exchange Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Deutschmarks and Japanese Yen. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at June 30, 1998, with all other variables held constant.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

    Set forth below is information relating to the 1998 Annual Meeting of Shareholders of the Registrant:

  The annual meeting was called to order at 11:00 A.M., May 12, 1998. Represented at the meeting, in person or by proxy, were 103,646,155 shares, approximately 90.1% of the issued and outstanding shares entitled to vote.

  The following business was transacted:

Election of Directors
-------------------------------------------------------------------------------
  Over 98% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

                                              Votes For      Votes Withheld
                                              ---------      --------------

     Charles B. Benenson                     101,643,862         2,002,293
     John Brademas                           101,644,315         2,001,840
     Dennis H. Chookaszian                   101,647,016         1,999,139
     Paul J. Fribourg                        101,647,139         1,999,016
     Bernard Myerson                         101,600,908         2,045,247
     Edward J. Noha                          101,579,010         2,067,145
     Gloria R. Scott                         101,631,308         2,014,847
     Andrew H. Tisch                         101,540,162         2,105,993
     James S. Tisch                          101,574,417         2,017,738
     Jonathan M. Tisch                       101,583,843         2,062,312
     Laurence A. Tisch                       101,556,813         2,089,342
     Preston R. Tisch                        101,568,411         2,077,744

Ratification of the appointment of Independent Certified Public Accountants
-------------------------------------------------------------------------------
  Approved-- 103,353,698 shares, approximately 99.7% of the shares voting, voted to ratify the appointment of Deloitte & Touche, LLP as independent certified public accountants for the Company. 140,438 shares, approximately 0.1% of the shares voting, voted against, and 152,019 shares, approximately 0.2% of the shares voting, abstained.

Shareholder proposal relating to reporting of executive compensation
-------------------------------------------------------------------------------
  Rejected-- 85,477,678 shares, approximately 89.6% of the shares voting, voted against this shareholder proposal. 3,567,145 shares, approximately 3.8% of the shares voting, were cast for, and 6,323,417 shares, approximately 6.6% of the shares voting, abstained. In addition, there were 8,277,917 shares as to which brokers indicated that they did not have authority to vote ("broker non-votes").

Shareholder proposal relating to pregnant women
-------------------------------------------------------------------------------
  Rejected-- 84,264,878 shares, approximately 88.4% of the shares voting, voted against this shareholder proposal. 3,262,605 shares, approximately 3.4% of the shares voting, were cast for, and 7,838,358 shares, approximately 8.2% of the shares voting, abstained. In addition, there were 8,280,314 broker non-votes.

Shareholder proposal relating to teen smoking
-------------------------------------------------------------------------------
  Rejected-- 84,794,827 shares, approximately 88.9% of the shares voting, voted against this shareholder proposal. 2,668,432 shares, approximately 2.8% of the shares voting, were cast for, and 7,904,982 shares, approximately 8.3% of the shares voting, abstained. In addition, there were 8,277,914 broker non-votes.

Shareholder proposal relating to independent directors
-------------------------------------------------------------------------------
  Rejected-- 69,131,815 shares, approximately 72.5% of the shares voting, voted against this shareholder proposal. 25,680,990 shares, approximately 27.0% of the shares voting, were cast for, and 555,434 shares, approximately 0.5% of the shares voting, abstained. In addition, there were 8,277,916 broker non-votes.

Shareholder proposal relating to confidential voting
-------------------------------------------------------------------------------
  Rejected-- 54,025,770 shares, approximately 56.6% of the shares voting, voted against this shareholder proposal. 40,908,196 shares, approximately 42.9% of the shares voting, were cast for; and 431,875 shares, approximately 0.5% of the shares voting, abstained. In addition, there were 8,280,314 broker non-votes.

Shareholder proposal relating to nominating committee
-------------------------------------------------------------------------------
  Rejected-- 72,493,202 shares, approximately 76.0% of the shares voting, voted against this shareholder proposal. 22,301,002 shares, approximately 23.4% of the shares voting, were cast for, and 571,635 shares, approximately 0.6% of the shares voting, abstained. In addition, there were 8,280,316 broker non-votes.

Shareholder proposal relating to cigarette filters
-------------------------------------------------------------------------------
  Rejected-- 83,881,349 shares, approximately 88.0% of the shares voting, voted against this shareholder proposal. 3,786,727 shares, approximately 4.0% of the shares voting, were cast for, and 7,700,166 shares, approximately 8.0% of the shares voting, abstained. In addition, there were 8,277,913 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

   (a) Exhibits--

         (10.1) Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the Mississippi health care cost recovery action.

         (10.2) Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys' fees.

         (10.3) Mississippi MFN Escrow Agreement, dated July 2, 1998.

         (10.4) Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care recovery action.

         (10.5) Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys' fees.

         (27.1) Financial Data Schedule for the six months ended June 30, 1998.

   (b) Current reports on Form 8-K--There were no reports on Form 8-K filed for three months ended June 30, 1998.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: August 14, 1998                           By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)