Form 10-Q
period 1998-09-30
LOEWS CORP
filed 1998-11-17
CIK 60086

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998
                               ------------------

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

                      Yes     X               No
                          ---------              ---------


          Class                                 Outstanding at November 6, 1998
--------------------------                      -------------------------------
Common stock, $1 par value                             113,690,800 shares

===============================================================================

                                      INDEX


Part I. Financial Information                                          Page No.
                                                                       --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      September 30, 1998 and December 31, 1997 ......................       3

    Consolidated Condensed Statements of Income--
      Three and nine months ended September 30, 1998 and 1997 .......       4

    Consolidated Condensed Statements of Cash Flows--
      Nine months ended September 30, 1998 and 1997 .................       5

    Notes to Consolidated Condensed Financial Statements ............       6

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ........................................      39

  Item 3. Quantitative and Qualitative Disclosures about Market Risk       57

Part II. Other Information

  Item 1. Legal Proceedings .........................................      60

  Item 6. Exhibits and Reports on Form 8-K ..........................      61

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
-------------------------------------------------------------------------------
(Amounts in millions)                             September 30,    December 31,
                                                      1998               1997
                                                  -----------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of $28,734.7
   and $30,201.6 ................................  $29,612.2          $30,723.2
  Equity securities, cost of $1,716.8 and
   $1,102.6 .....................................    2,239.8            1,163.3
  Other investments .............................    1,099.3              978.4
  Short-term investments ........................    9,204.2            8,754.2
                                                   ----------------------------
     Total investments ..........................   42,155.5           41,619.1
Cash ............................................      181.0              497.8
Receivables-net .................................   14,960.3           13,616.9
Property, plant and equipment-net ...............    2,669.8            2,590.2
Deferred income taxes ...........................      661.9              944.3
Goodwill and other intangible assets-net ........      720.2              751.4
Other assets ....................................    1,910.3            1,935.1
Deferred policy acquisition costs of insurance
 subsidiaries ...................................    2,358.9            2,141.7
Separate Account business .......................    5,381.5            5,811.6
                                                   ----------------------------
     Total assets ...............................  $70,999.4          $69,908.1
                                                   ============================

Liabilities and Shareholders' Equity:

Insurance reserves and claims ...................  $40,482.5          $39,828.4
Payable to brokers ..............................    1,821.6            1,559.2
Securities sold under repurchase agreements .....       57.9              152.7
Long-term debt, less unamortized discount .......    5,701.3            5,752.6
Other liabilities ...............................    4,540.6            4,749.1
Separate Account business .......................    5,381.5            5,811.6
                                                   ----------------------------
     Total liabilities ..........................   57,985.4           57,853.6
Minority interest ...............................    2,502.9            2,389.4
Shareholders' equity ............................   10,511.1            9,665.1
                                                   ----------------------------
     Total liabilities and shareholders' equity .  $70,999.4          $69,908.1
                                                   ============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
-------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)     Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                                 1998         1997          1998         1997
                                              ---------------------------------------------------

Revenues:

  Insurance premiums:
    Property and casualty .................   $ 2,513.8     $2,488.8     $ 7,706.7     $ 7,488.7
    Life ..................................       784.1        846.3       2,424.2       2,538.8
  Investment income, net of expenses ......       585.4        583.7       1,837.9       1,803.5
  Investment gains (losses) ...............       663.0          1.5         338.0        (265.1)
  Manufactured products (including excise
   taxes of $134.8, $131.8, $371.5 and
   $366.2) ................................       805.2        674.8       2,126.2       1,841.4
  Other ...................................       600.4        516.3       1,718.8       1,392.3
                                              --------------------------------------------------
     Total ................................     5,951.9      5,111.4      16,151.8      14,799.6
                                              --------------------------------------------------

Expenses:

  Insurance claims and policyholders'
   benefits ...............................     2,773.4      2,854.5       8,560.6       8,607.0
  Amortization of deferred policy
   acquisition costs ......................       544.9        621.3       1,803.7       1,737.5
  Cost of manufactured products sold ......       272.6        272.0         769.2         770.1
  Selling, operating, advertising and
   administrative expenses ................     1,207.0        859.3       3,180.8       2,401.4
  Interest ................................        89.3         88.3         282.3         239.4
                                              --------------------------------------------------
     Total ................................     4,887.2      4,695.4      14,596.6      13,755.4
                                              --------------------------------------------------
                                                1,064.7        416.0       1,555.2       1,044.2
                                              --------------------------------------------------
  Income tax expense ......................       384.9        134.3         532.0         330.4
  Minority interest .......................        62.7         84.1         242.6         213.1
                                              --------------------------------------------------
     Total ................................       447.6        218.4         774.6         543.5
                                              --------------------------------------------------
Net income ................................   $   617.1     $  197.6     $   780.6     $   500.7
                                              ==================================================

Net income per share ......................   $    5.38     $   1.72     $    6.79     $    4.35
                                              ==================================================

Cash dividends per share ..................   $     .25     $    .25     $     .75     $     .75
                                              ==================================================

Weighted average number of shares
 outstanding ..............................       114.7        115.0         114.9         115.0
                                              ==================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
-------------------------------------------------------------------------------
(Amounts in millions)                           Nine Months Ended September 30,
                                                      1998             1997
                                                -------------------------------
Operating Activities:
  Net income ..................................   $    780.6      $    500.7
  Adjustments to reconcile net income to net
   cash used by operating activities-net ......        182.6           784.2
  Changes in assets and liabilities-net:
    Reinsurance receivable ....................       (178.3)          127.6
    Other receivables .........................       (693.1)         (486.5)
    Deferred policy acquisition costs .........       (217.3)         (369.3)
    Insurance reserves and claims .............        665.5           993.2
    Other liabilities .........................        135.1        (1,029.3)
    Trading securities ........................       (673.4)         (598.6)
    Other-net .................................       (156.4)         (172.6)
                                                  --------------------------
                                                      (154.7)         (250.6)
                                                  --------------------------
Investing Activities:
  Purchases of fixed maturities ...............    (50,541.0)      (30,956.4)
  Proceeds from sales of fixed maturities .....     49,698.1        30,131.3
  Proceeds from maturities of fixed maturities       2,655.3         1,667.8
  Change in securities sold under repurchase
   agreements .................................        (94.8)          627.7
  Purchases of equity securities ..............       (793.0)         (854.2)
  Proceeds from sales of equity securities ....        511.7           937.5
  Change in short-term investments ............       (560.7)       (1,963.4)
  Purchases of property, plant and equipment ..       (345.2)         (533.1)
  Change in other investments .................       (246.2)           40.1
                                                   --------------------------
                                                       284.2          (902.7)
                                                   --------------------------
Financing Activities:
  Dividends paid to shareholders ..............        (86.2)          (86.3)
  Dividends paid to minority interests ........        (30.7)
  Issuance of long-term debt ..................      1,011.7         1,634.1
  Principal payments on long-term debt ........     (1,065.9)         (206.4)
  Purchase of treasury shares .................       (110.1)
  Purchase of treasury shares by subsidiaries .       (153.6)
  Net change in revolving line of credit ......                        (63.0)
  Net change in short-term debt ...............                         (9.9)
  Receipts credited to policyholders ..........         18.8             6.7
  Withdrawals of policyholder account balances         (30.3)          (18.4)
                                                  ---------------------------
                                                      (446.3)        1,256.8
                                                  ---------------------------
Net change in cash ............................       (316.8)          103.5
Cash, beginning of period .....................        497.8           305.7
                                                  ---------------------------
Cash, end of period ...........................   $    181.0      $    409.2
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

  Comprehensive income

  Comprehensive income includes all changes to shareholders' equity, including net income, except those resulting from investments by, and distributions to, owners. For the three and nine months ended September 30, 1998 and 1997, comprehensive income totaled $846.9, $462.4, $1,042.3 and $656.5, respectively. Comprehensive income includes net income, unrealized appreciation (depreciation) and foreign currency translation gains or losses.

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

  The effects of reinsurance on earned premiums are as follows:


                                                       %                                            %
                  Direct   Assumed   Ceded    Net   Assumed     Direct   Assumed   Ceded   Net   Assumed
                  --------------------------------------------------------------------------------------

                                               Nine Months Ended September 30,
                  --------------------------------------------------------------------------------------
                  ---------------- 1998 --------------------   ---------------- 1997 -------------------

    Property and
     casualty ..  $6,261.0 $1,114.0  $481.0 $ 6,894.0  16.2%   $6,087.0 $1,078.0 $549.0 $ 6,616.0  16.3%
    Accident and
     health ....   2,620.0    153.0   202.0   2,571.0   5.9     2,803.0     73.0  115.0   2,761.0   2.6
    Life .......     742.0    112.0   188.0     666.0  16.8       649.0     92.0   90.0     651.0  14.1
                  --------------------------------------------------------------------------------------
      Total ....  $9,623.0 $1,379.0  $871.0 $10,131.0  13.6%   $9,539.0 $1,243.0 $754.0 $10,028.0  12.4%
                  ======================================================================================

  In the above table, life premium revenue is principally from long duration contracts and the property and casualty earned premium is from short duration contracts. Approximately three quarters of accident and health earned premiums are from short duration contracts.

  Insurance claims and policyholders' benefits are net of reinsurance recoveries of $721.0 and $618.0 for the nine months ended September 30, 1998 and 1997, respectively.

3.     The Company's receivables are comprised of the following:

                                                    September 30,  December 31,
                                                      1998            1997
                                                   ---------------------------

  Reinsurance ..................................   $ 6,235.3         $ 6,057.0
  Other insurance ..............................     6,956.1           6,293.9
  Security sales ...............................     1,300.7             755.8
  Accrued investment income ....................       428.3             422.8
  Other ....................... ................       363.2             405.4
                                                   ---------------------------
         Total .................................    15,283.6          13,934.9
  Less allowance for doubtful accounts and
   cash discounts ..............................       323.3             318.0
                                                    ---------------------------
         Receivables-net .......................   $14,960.3         $13,616.9
                                                   ===========================

4.     Shareholders' equity:

                                                    September 30,  December 31,
                                                       1998            1997
                                                    ---------------------------

   Preferred stock, $.10 par value:
     Authorized--100,000,000 shares
   Common stock, $1 par value:
     Authorized--400,000,000 shares
     Issued--115,000,000 shares .................    $   115.0         $  115.0
   Additional paid-in capital ...................        165.8            165.8
   Earnings retained in the business ............      9,589.8          8,895.4
   Accumulated other comprehensive income .......        750.6            488.9
                                                     --------------------------
          Total .................................     10,621.2          9,665.1
   Less common stock (1,309,200 shares) held in
    treasury at cost ............................        110.1
                                                     --------------------------
          Total .................................    $10,511.1         $9,665.1
                                                     ==========================

5.     Restructuring and Other Related Charges-

  In the third quarter of 1998, CNA finalized and approved a plan to restructure its operations. In connection with this plan, CNA recorded pre-tax restructuring and other related charges totaling approximately $220.0. The restructuring plan focused primarily on a net reduction in current workforce, the consolidation of certain processing centers, the closing of various facilities, and the exiting of certain businesses. CNA's plan calls for a reduction in the current workforce of approximately 4,500 employees resulting in a net reduction of approximately 2,400 employees upon completion of the plans activities. The charges recorded in the third quarter of 1998 relate to employee termination benefits ($72.0), the writedown of certain assets to their fair values ($74.0), lease abandonment costs ($42.0) and losses related to the exiting of businesses ($32.0).

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

  On January 27, 1998, a panel of the United States Fifth Circuit Court of Appeals again approved the Global Settlement Agreement by a 2 to 1 vote. Two sets of objectors filed petitions for certiorari which were docketed on April 16 and 17, 1998, by the United States Supreme Court. On June 22, 1998, the Supreme Court granted the petition for certiorari filed by one of the sets of objectors. The Supreme Court has set oral argument for December 8, 1998.

  No further appeal was filed with respect to the Trilateral Agreement; therefore, court approval of the Trilateral Agreement has become final.

  Settlement Agreements - On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

  On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1,525.0 to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. An additional $10.0 is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement Agreement has been approved by the Fifth Circuit a second time, but the Supreme Court has granted a petition for certiorari filed by one of the sets of objectors to the settlement.

  On October 12, 1993, Casualty, Pacific Indemnity and Fibreboard entered into the Trilateral Agreement to settle the coverage litigation to operate in the event that the Global Settlement Agreement is disapproved. The Trilateral Agreement calls for payment by Casualty and Pacific Indemnity of an aggregate $2,000.0, of which Casualty's portion is approximately $1,460.0, to Fibreboard to resolve all claims by Fibreboard and all future and unsettled present asbestos claimants arising under the policy issued to Fibreboard by Casualty.

  Under either the Global Settlement Agreement or the Trilateral Agreement, Casualty is also obligated to pay under prior settlements of present asbestos claims. As a result of the final approval of the Trilateral Agreement, such obligation has become final. Through September 30, 1998, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 135,200 present claims, for an estimated settlement amount of approximately $1,630.0 plus any applicable interest. Final court approval of the Trilateral Agreement obligates Casualty to pay under these settlements. Approximately $1,670.0 (including interest of $184.0) was paid through September 30, 1998. Such payments have been partially recovered from Pacific Indemnity. Casualty may negotiate other agreements for unsettled claims.

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

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress in 1998 and it is unclear as to what positions the Congress or the Clinton Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, CNA's ultimate liability for environmental pollution claims may vary substantially from the amount currently recorded.

  As of September 30, 1998 and December 31, 1997, CNA carried $646.0 and $773.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution claims. The reserves relate to claims for accident years 1988 and prior, after which CNA adopted the Simplified Commercial General Liability coverage form which includes an absolute pollution exclusion. Unfavorable environmental pollution reserve development for the nine months ended September 30, 1998 was $58.0. There was no environmental pollution reserve development for the nine months ended September 30, 1997.

  CNA's property and casualty insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation (see above). Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of September 30, 1998 and December 31, 1997, CNA carried $1,455.0 and $1,400.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos claim reserve development for the nine months ended September 30, 1998 and 1997 totaled $205.0 and $40.0, respectively.

  The unfavorable reserve development on environmental and asbestos reserves in 1998 was more than offset by favorable reserve development in other lines, primarily commercial and specialty coverages. Excluding environmental and asbestos reserves, favorable loss and allocated loss adjustment expense reserve development approximated $380.0 and $340.0 for the nine months ended September 30, 1998 and 1997, respectively. Premium development for these same periods approximated $30.0 favorable and $165.0 unfavorable, respectively. The large unfavorable premium development in 1997 is primarily attributable to reductions in residual market premiums.

  The following table provides additional data related to CNA's environmental pollution and asbestos-related claims activity.

                                               September 30, 1998           December 31, 1997
                                             ----------------------------------------------------
                                           Environmental               Environmental
                                               Pollution    Asbestos       Pollution     Asbestos
                                             ----------------------------------------------------

  Reported Claims:
    Gross reserves ....................       $279.0       $1,308.0       $279.0      $1,198.0
    Less reinsurance recoverable ......        (52.0)        (101.0)       (36.0)       (117.0)
                                              ------------------------------------------------
      Net reported claims ...............        227.0        1,207.0        243.0       1,081.0
  Net unreported claims ...............        419.0          248.0        530.0         319.0
                                              ------------------------------------------------
  Net reserves ........................       $646.0       $1,455.0       $773.0      $1,400.0
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

  On June 20, 1997, together with other companies in the United States tobacco industry, Lorillard entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings incorporating the features described in the proposed resolution attached to the Memorandum of Understanding (together, the "Proposed Resolution"). The Proposed Resolution can be implemented only by federal legislation. If enacted into law, the legislation implementing the Proposed Resolution would resolve many of the regulatory and litigation issues affecting the United States tobacco industry thereby reducing uncertainties facing the industry. Certain legislation had been introduced in Congress that would significantly modify the Proposed Resolution including provisions more stringent than those included in the Proposed Resolution. On April 18, 1998, Lorillard and other companies announced a withdrawal from the legislative process to enact a comprehensive tobacco settlement. (See Item 1 - Lorillard, Inc. - "Proposed Resolution of Certain Regulatory and Litigation Issues" in the Company's annual report on Form 10-K for the year ended December 31, 1997.)

  CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 660 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Lorillard is a defendant in approximately 300 of these cases. The Company is a defendant in 73 of the cases, although two have not been served. Sixty-five of the 73 cases have been filed in West Virginia.

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

  During 1998, a jury in the Circuit Court of Duval County, Florida, returned a verdict in favor of plaintiffs in a smoking and health case in which Lorillard was not a party, Widdick v. Brown & Williamson Tobacco Corporation (verdict returned June 10, 1998). The jury awarded plaintiffs $1.0 in actual damages and punitive damages. The First District of the Florida Court of Appeal reversed the trial court's order denying Brown & Williamson Tobacco Corporation's motion to transfer venue. The Circuit Court of Duval County,

  Florida, transferred the case to the Circuit Court of Palm Beach County, Florida. Brown & Williamson's motion for new trial is pending.

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

  CLASS ACTIONS - There are approximately 70 purported class actions pending against cigarette manufacturers and other defendants, including the Company. Three cases have not been served. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One of the cases seek class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations. Plaintiffs in a number of Reimbursement cases also seek certification as class actions (see Reimbursement Cases, below).

  Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of over 60 law firms from throughout the United States. Lorillard is a defendant in 59 of the approximately 70 cases seeking class certification. The Company is a defendant in 24 of the purported class actions, two of which have not been served. Many of the purported class actions are in the pre-trial, discovery stage.

  Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991). On October 10, 1997, the parties to this class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke executed a settlement agreement which was approved by the trial court on February 3, 1998. The settlement agreement requires Lorillard and three other cigarette manufacturers jointly to pay $300.0 in three annual installments to create and endow a research institute to study diseases associated with cigarette smoke. None of these payments are to be made until all appeals have been exhausted and judgment becomes final. The amount to be paid by Lorillard is based upon each of the four settling defendants' then share of the United States market for the sale of cigarettes. Lorillard had approximately 8.8% of the cigarette market in the United States. Based on this calculation, Lorillard is expected to pay approximately $26.0 of the proposed settlement amount. The plaintiff class members are permitted to file individual suits, but these individuals may not seek punitive damages for injuries that arose prior to January 15,

  1997 which enabled them to be members of the class. The defendants that executed the settlement agreement will pay a total of $49.0 as fees and expenses of the attorneys who represented plaintiffs. Certain of the absent class members objected to the settlement agreement and have noticed an appeal from the February 3, 1998 order.

  Castano, et al. v. The American Tobacco Company, Inc. et al. (U.S. District Court, Eastern District, Louisiana, March 29, 1994). This case was initiated as a class action on behalf of nicotine dependent smokers in the United States. During 1998, Lorillard Tobacco Company and certain other cigarette manufacturer defendants agreed with the plaintiffs to dismiss this action without prejudice and to toll the statute of limitations as to the named plaintiffs' claims. Lorillard Tobacco Company paid $1.0 to reimburse the costs and expenses of plaintiffs' counsel. This amount will be credited against any award of costs and expenses incurred in connection with this suit that plaintiffs' counsel may obtain in the future as a result of the federal legislation implementing the Proposed Resolution, or against any judgment or settlements that such counsel may obtain in the future in similar actions.

  Granier v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed September 26, 1994).

  Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). Class certification has been granted as to Florida citizens who allege they, or their survivors, have, have had or have died from diseases and medical conditions caused by smoking cigarettes. The Florida Supreme Court has denied defendants' appeal. Trial is underway.

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

  Scott v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed May 24, 1996). The Company is a defendant in the case. Class certification has been granted on behalf of Louisiana citizens who require medical monitoring. The class certification order was affirmed on appeal by the Louisiana Court of Appeals.

  Small v. Lorillard Tobacco Company, Inc., et al., Hoskins v. R.J. Reynolds Tobacco Company, et al., Frosina v. Philip Morris Incorporated, et al., Hoberman v. Brown & Williamson Tobacco Corporation, et al., and Zito v. American Tobacco Company, et al. (Supreme Court, New York County, New York, filed June 19, 1996). Small is the only one of these cases to name Lorillard as a defendant. Small formerly was known as Mroczowski. Plaintiffs' motions for class certification on behalf of New York residents who are nicotine dependent was granted. On appeal, the Appellate Division of the New York Supreme Court reversed the trial court's class certification order and directed the trial court to enter judgment in favor of the defendants. The New York Court of Appeals has agreed to review the Appellate Division's ruling.

  Reed v. Philip Morris Incorporated, et al. (Superior Court, District of Columbia, filed June 21, 1996). The court has denied plaintiff's motion for class certification.

  Barnes v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Pennsylvania, filed August 8, 1996). The District Court has vacated its prior order that granted class certification on behalf of Pennsylvania smokers who require medical monitoring. The court also granted defendants' motion for summary judgment. The Third Circuit Court of Appeals has affirmed the trial court's class certification ruling and the order granting the summary judgment motion.

  Blaylock v. The American Tobacco Company, et al. (Circuit Court, Montgomery County, Alabama, filed August 8, 1996). The Company is a defendant in the case. This matter formerly was known as Holmes.

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

  Muncy v. Philip Morris Incorporated, et al. (Circuit Court, McDowell County, West Virginia, filed February 4, 1997). This matter formerly was known as Woods.

  Emig v. American Tobacco Company, et al. (U.S. District Court, Kansas, filed February 6, 1997). The Company is a defendant in the case. The court has heard argument on plaintiffs' motion for class certification.

  Peterson v. American Tobacco Company, et al. (U.S. District Court, Hawaii, filed February 6, 1997). The Company is a defendant in the case.

  Walls v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Oklahoma, filed February 6, 1997). The court has heard argument on plaintiffs' motion for class certification. The court has indicated that it will certify certain question of Oklahoma law to the Oklahoma Supreme Court.

  Selcer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Nevada, filed March 3, 1997). The Company is a defendant in the case.

  Insolia v. Philip Morris Incorporated, et al. (U.S. District Court, Western District, Wisconsin, filed April 21, 1997). Briefing of plaintiffs' motion for class certification has been completed. The court has not scheduled the case for oral argument and has indicated that it may decide the motion based on the briefs that have been submitted.

  Geiger v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, filed April 30, 1997). The trial court granted on an interim basis plaintiffs' motion for class certification on behalf of New York residents who allege lung cancer or throat cancer as a result of smoking cigarettes. The Appellate Division of the New York Supreme Court reversed the class certification order and directed the trial court to allow the parties to conduct additional proceedings on the class certification motion.

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

  Cosentino v. Philip Morris Incorporated, et al. (Superior Court, Middlesex County, New Jersey, filed May 28, 1997). The court has denied plaintiffs' motion for class certification.

  Kirstein v. American Tobacco Company, Inc., et al. (Superior Court, Camden County, New Jersey, filed May 28, 1997). The court has denied plaintiffs' motion for class certification.

  Tepper v. Philip Morris Incorporated, et al. (Superior Court, Bergen County, New Jersey, filed May 28, 1997). The court has denied plaintiffs' motion for class certification.

  Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997).

  Lippincott v. American Tobacco Company, Inc., et al. (Superior Court, Camden County, New Jersey, filed June 13, 1997). The court has denied plaintiffs' motion for class certification.

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

  Daley v. American Brands, Inc., et al. (U.S. District Court, Northern District, Illinois, filed July 7, 1997).

  Piscitello v. Philip Morris, Incorporated, et al. (Superior Court, Middlesex County, New Jersey, filed July 28, 1997). The Company is a defendant in the case. The court has denied plaintiffs' motion for class certification.

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

       Bush v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, Texas, filed September 10, 1997).

  Nwanze v. Philip Morris Companies Inc., et al. (U.S. District Court, Southern District, New York, filed September 29, 1997). The Company is a defendant in the case. The court denied plaintiffs' motion for class certification.

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

  Parsons v. AC&S, et al. (Circuit Court, Kanawha County, West Virginia, filed February 27, 1998). The Company is a defendant in the case.

  Basik v. Lorillard Tobacco Company, et al. (Circuit Court, Cook County, Illinois, filed March 17, 1998).

  Daniels v. Philip Morris Companies, Inc., et al. (Superior Court, San Diego County, California, filed April 2, 1998). The Company is a defendant in the case.

  Christensen v. Philip Morris Companies, Inc., et al. (U.S. District Court, Nevada, filed April 3, 1998). The Company is a defendant in the case. To date, none of the defendants have received service of process.

  Avallone v. The American Tobacco Company, Inc., et al. (Superior Court, Middlesex County, New Jersey, filed April 23, 1998). The Company is a defendant in the case. The court has heard argument on plaintiffs' motion for class certification.

  Collier v. Philip Morris Incorporated, et al. (U.S. District Court, Southern

  District, Mississippi, filed May 27, 1998).

  Cleary v. Philip Morris Incorporated, et al. (Circuit Court, Cook County, Illinois, filed June 5, 1998).

  Vaughan v. Philip Morris Incorporated, et al. (U.S. District Court, Western District, Virginia, filed June 30, 1998). To date, none of the defendants have received service of process.

  Creekmore v. Brown & Williamson Tobacco Corporation, et al. (Superior Court, Buncombe County, North Carolina, filed July 31, 1998). To date, none of the defendants have received service of process.

  Jiminez v. Brown & Williamson Tobacco Corporation, et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed August 20, 1998).

  Smokers for Fairness v. British American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 25, 1998). To date, none of the defendants have received service of process.

  Brown v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed October 16, 1998).

  REIMBURSEMENT CASES - Approximately 140 actions are pending in which governmental entities, private citizens, or other organizations, including labor unions, insurers and Indian Tribes, seek recovery of funds expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in a number of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in all such actions except for one filed in a U.S. court by a nation in which Lorillard does not conduct business (The Republic of Guatemala). The Company is named as a defendant in 17 of them.

  State or Local Governmental Reimbursement Cases - To date, suits filed by 42 states, the Commonwealth of Puerto Rico, and the Republic of The Marshall Islands are pending. In addition, cities, counties or other local governmental entities have filed eight such suits. The Company is a defendant in 13 cases filed by state or local governmental entities. Since January 1, 1997, cases brought by Florida, Minnesota, Mississippi, Texas and Blue Cross and Blue Shield of Minnesota have been settled (see "Settlements of Reimbursement Cases"). Many of the pending Reimbursement Cases are in the pre-trial, discovery stage.

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

  State of Maryland v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 1, 1996).

  State of Washington v. The American Tobacco Company, et al. (Superior Court, King County, Washington, filed June 5, 1996). Trial is underway.

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

  State of Arizona v. The American Tobacco Company, et al. (Superior Court, Maricopa County, Arizona, filed August 20, 1996). The court has scheduled the case for trial on April 14, 1999.

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

  State of Hawaii v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, First Circuit, Hawaii, filed January 31, 1997).

  State of Wisconsin v. Philip Morris Incorporated, et al. (Circuit Court, Dane County, Wisconsin, filed February 5, 1997).

  State of Indiana v. Philip Morris Incorporated, et al. (Superior Court, Marion County, Indiana, filed February 19, 1997). The court has granted defendants' motion to dismiss all counts of the complaint. Plaintiff has noticed an appeal to the Indiana Court of Appeals.

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

  State of Arkansas v. The American Tobacco Company, et al. (Sixth Division, Chancery Court, Pulaski County, Arkansas, filed May 5, 1997).

  State of Montana v. Philip Morris, Incorporated, et al. (First Judicial

  Court, Lewis and Clark County, Montana, filed May 5, 1997).

  State of Ohio v. Philip Morris, Incorporated, et al. (Court of Common Pleas, Franklin County, Ohio, filed on May 8, 1997).

  State of Missouri v. American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed May 12, 1997). The Company is a defendant in the case. Several hospitals or owners of hospitals have filed a motion to intervene in the suit.

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

  State of New Mexico v. The American Tobacco Company, et al. (First Judicial District Court, Santa Fe County, New Mexico, filed May 27, 1997).

  City of Birmingham, Alabama, and The Greene County Racing Commission v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Alabama, filed May 28, 1997). The Company is a defendant in the case. The court granted defendants' motion to strike the complaint. Plaintiffs have noticed an appeal to the United States Court of Appeals for the Eleventh Circuit.

  State of Vermont v. Philip Morris, Incorporated, et al. (Superior Court, Chittenden County, Vermont, filed May 29, 1997).

  State of New Hampshire v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Merrimack County, New Hampshire, filed June 4, 1997).

  State of Colorado v. R.J. Reynolds Tobacco Co., et al. (District Court, City and County of Denver, Colorado, filed June 5, 1997).

  State of Idaho v. Philip Morris, Inc., et al. (District Court, Fourth Judicial District, Ada County, Idaho, filed June 9, 1997). The court has granted defendants' motion to dismiss and has entered final judgment in their favor. Plaintiff has noticed an appeal to the Idaho Court of Appeals.

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

  State of Rhode Island v. American Tobacco Company, Inc., et al. (Superior

  Court, Providence, Rhode Island, filed June 17, 1997). The Company is a defendant in the case.

  State of Georgia v. Philip Morris, Inc., et al. (Superior Court, Fulton County, Georgia, filed August 29, 1997).

  Republic of the Marshall Islands v. The American Tobacco Company, et al. (High Court, Republic of the Marshall Islands, filed October 20, 1997). The court granted motions to dismiss filed by Lorillard Tobacco Company, Lorillard, Inc., and Loews Corporation.

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

  State of Nebraska v. R.J. Reynolds Tobacco Company, et al. (District Court, Lancaster County, Nebraska, filed August 21, 1998).

  Republic of Panama v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed October 16, 1998). The Company is a defendant in the case.

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

  Beckom v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Tennessee, filed May 8, 1997). The Company is a defendant in the case. The suit is on behalf of taxpayers of Tennessee. The court has granted defendants' motion to dismiss. The time for plaintiffs to notice an appeal from the ruling has not expired.

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

  Reimbursement Cases By Indian Tribes - Indian Tribes have filed eight reimbursement suits in their tribal courts, two of which have been dismissed. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the seven tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

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

  Muscogee Creek Nation v. The American Tobacco Company, et al. (District Court, Muscogee Creek Nation, Okmulgee District, filed June 20, 1997).

  Crow Creek Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Crow Creek Sioux Tribe, filed September 14, 1997).

  The Standing Rock Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Standing Rock Sioux Tribe, filed May 8, 1998).

  The Sisseton-Wahpeton Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Sisseton-Wahpeton Sioux Tribe, filed May 12, 1998).

  Pechanga Band of Luiseno Mission Indians, et al. v. Philip Morris, Inc., et al. (Superior Court, San Diego County, California, filed October 30, 1998).

  Reimbursement Cases By Labor Unions - Labor unions have filed approximately 70 reimbursement suits in various states in federal or state courts. In 23 of these cases, plaintiffs seek class certification. Lorillard is named as a defendant in each of the suits filed to date by unions. The Company is a defendant in two of the pending suits. Each of these cases is in the pre-trial, discovery stage.

  Stationary Engineers Local 39 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 25, 1997).

  Iron Workers Local Union No. 17 Insurance Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Ohio, Eastern Division, filed May 20, 1997). The court has granted plaintiffs' motion for class certification on behalf of funds in Ohio established under the Taft-Hartley Act. The court has scheduled trial in this matter to begin on February 22, 1999.

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

  Oregon Laborers -- Employers Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Oregon, filed June 20, 1997). The court granted defendants' motion for judgment on the pleadings, which dismissed the case. Plaintiffs have noticed an appeal to the United States Court of Appeals for the Ninth Circuit.

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

  Texas Carpenters Health Benefit Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Texas, Beaumont Division, filed October 31, 1997). The court granted defendants' motion to dismiss. Plaintiff has noticed an appeal to the United States Court of Appeals for the Fifth Circuit.

  United Food and Commercial Workers Unions and Employers Health and Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Alabama, filed November 13, 1997).

  B.A.C. Local 32 Insurance Trust Fund, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, Michigan, filed November 14,
  1997). Plaintiffs have filed a motion to voluntarily dismiss the case without prejudice. Defendants have filed a motion to strike plaintiffs' voluntary dismissal and have asked the court to enter a dismissal with prejudice. The court has not ruled on the motion to date.

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

  Operating Engineers Local 324 Health Care Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Wayne County, Michigan, filed December 30,
  1997).

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

  Milwaukee Carpenters, et al. v. Philip Morris, Incorporated, et al. (Circuit Court, Milwaukee County, Wisconsin, filed March 4, 1998). To date, none of the defendants have received service of process.

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

  Plastering Industry Welfare Trust Fund v. Philip Morris, Inc. et al. (Superior Court, San Francisco County, California, filed July 1, 1998).

  Central Valley Painting & Decorating Health & Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed July 6, 1998).

  Holland, et al., Trustees of United Mine Workers v. Philip Morris Incorporated, et al. (U.S. District Court, District of Columbia, filed July 9, 1998).

  Northern California Tile Industry Health & Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed July 29, 1998).

  San Francisco Culinary, Bartenders and Service Employees Welfare Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed July 30, 1998).

  IBEW Local 595 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed July 30, 1998).

  Shop Ironworkers Local 790 Welfare Plan v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed July 31, 1998).

  Contractors, Laborers, Teamsters & Engineers Health & Welfare Plan v. Philip Morris, Inc., et al. (U.S. District Court, Nebraska, filed August 11, 1998).

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

  Group Health Plan, Inc., et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Minnesota, filed March 11, 1998).

  Williams and Drake Company v. The American Tobacco Company, et al. (U.S. District Court, Western District, Pennsylvania, filed March 23, 1998).

  Conwed Corporation, et al. v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Minnesota, filed April 10, 1998).

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

  Regence Blueshield, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Western District, Washington, filed April 29, 1998).

  CONTRIBUTION CLAIMS - In addition to the foregoing cases, nine cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. One of the cases has not been served. Lorillard is named as a defendant in each action. The Company is named as a defendant in four of the cases but has not received service of process in one of them. Each of these cases is in the pre-trial, discovery stage.

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

  Raymark Industries v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed January 30, 1998).

  Thomas v. R.J. Reynolds Tobacco Company, et al., (Circuit Court of Jefferson County, Mississippi, filed August 21, 1998). The complaint asserts contribution claims on behalf of Owens Corning as well as conventional product liability claims on behalf of an individual. The Company is a defendant in the case.

  FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Nineteen such cases, including one that also includes allegations that plaintiff also was injured as a result of smoking cigarettes, are pending in federal and state courts. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $15.0 in compensatory damages and $100.0 in punitive damages. No such cases have been tried during 1998. In the one case of this type that has been tried during 1997, the jury returned a verdict in favor of Lorillard. Trials were held in three cases of this type during 1996. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs. The verdict required Lorillard to pay the amount of one hundred forty thousand dollars, although the award subsequently was reduced to seventy thousand dollars. Lorillard's appeals from the verdict have been rejected.

  Trials were held in three cases of this type during 1995. In two of the cases, the juries returned verdicts in favor of Lorillard. In the third case, the jury returned a verdict in favor of plaintiffs, which was upheld on appeal. The Company has paid the compensatory judgment award, trial costs and interest thereon in the amount of $1.6 on December 30, 1997. The United States Supreme Court denied the Company's petition for writ of certiorari as to the punitive damages award. The Company has paid the punitive damages award.

  In addition to the foregoing litigation, one pending case, Cordova v. Liggett Group, Inc., et al. (Superior Court, San Diego County, California, filed May 12, 1992), alleges that Lorillard and other named defendants, including other manufacturers of tobacco products, engaged in unfair and fraudulent business practices in connection with activities relating to the Council for Tobacco Research-USA, Inc., of which Lorillard is a sponsor, in violation of a California state consumer protection law by misrepresenting to or concealing from the public information concerning the health aspects of smoking. The court has scheduled trial to begin no earlier than February 5, 1999 in this matter and in four other cases that assert allegations that defendants violated certain provisions of the California Business and

  Professions Code.

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

  On February 19, 1998, the Committee subpoenaed approximately 37,000 additional documents which Lorillard and other companies in the tobacco industry have asserted to be privileged. These documents were the subject of a March 7, 1998 ruling in the Reimbursement Case brought by the State of Minnesota, in which the judge ordered that the documents should be released on the basis of the crime/fraud exception. Defendants exhausted their remedies through the state's judicial system as well as the U.S. Supreme Court. On April 6, 1998, the U.S. Supreme Court denied defendants' application for a Stay and, in accordance with the March 7, 1998 ruling of the district court, such documents were released to plaintiffs in Minnesota. Also on April 6, 1998 and pursuant to the February 19, 1998 subpoena, documents were submitted to the Committee. The Committee subsequently made available on the Internet the vast majority of those documents.

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

  SETTLEMENTS OF REIMBURSEMENT CASES - During 1997 and 1998, Lorillard and other companies in the United States tobacco industry (the "settling defendants") settled health care cost recovery actions brought by the States of Mississippi, Florida, Texas and Minnesota. Claims of Blue Cross and Blue Shield of Minnesota asserted against the settling defendants together with Minnesota's claims were separately settled as well. These settlements are described in Note 5 of the Notes to Consolidated Condensed Financial Statements of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. Recently, as detailed below, the Mississippi, Texas and Florida settlement agreements have been amended pursuant to their "most favored nation" clauses to reflect terms of the Minnesota settlement. The Florida, Texas and Minnesota health care cost recovery settlements and certain ancillary agreements are filed as Exhibits to various reports of the Company filed with the Securities and Exchange Commission, and the amendments to the Mississippi and Texas settlements and certain ancillary agreements are filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. The amendments to the Florida settlement and certain ancillary agreements are filed as Exhibits to this Form 10-Q. The discussion herein is qualified by reference thereto.

  Following the settlement with Minnesota, Lorillard was contacted by counsel for the States of Texas, Florida and Mississippi seeking to discuss the issue of what effect, if any, the settlement of the Minnesota action has upon the terms of the prior settlements with those states pursuant to the "most favored nation" ("MFN") provision of those prior state settlements. That provision provides that, in the event the settling defendants enter into a subsequent pre-verdict settlement with a non-federal governmental entity on terms more favorable to such entity than the terms of the prior state settlements (after due consideration of relevant differences in population or other appropriate factors), the terms of the prior state settlements will be revised to provide treatment at least as relatively favorable. As discussed below, the Mississippi, Texas and Florida settlement agreements were recently amended pursuant to this provision.

  On July 6, July 24 and September 11, 1998 respectively, Lorillard and the other settling defendants reached agreements with the States of Mississippi, Texas and Florida to amend those States' settlements pursuant to the MFN provision. The MFN amendments call for the settling defendants to make additional settlement payments to Mississippi, Texas and Florida aggregating $550.0, $2,275.0 and $1,750.0, respectively. These amounts are payable in

  January of the year indicated:

                       1999       2000      2001      2002    2003       Total
                      ---------------------------------------------------------

  Mississippi        $ 41.7   $  145.2  $  145.2  $  145.2  $ 72.7    $  550.0
  Texas               156.5      605.1     605.1     605.1   303.2     2,275.0
  Florida             123.5      464.6     464.6     464.6   232.7     1,750.0
                      ---------------------------------------------------------
                     $321.7   $1,214.9  $1,214.9  $1,214.9  $608.6    $4,575.0
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

  The nominal amounts of the ongoing annual payments, (the "Ongoing Annual Payments") contemplated by the original Mississippi, Texas and Florida settlement agreements are unchanged by the MFN amendments.

  The MFN amendments modify the provisions of the original settlement agreements that address the impact enactment of federal tobacco legislation before November 30, 2000 would have on such settlements. Under the MFN amendments, the settling defendants will be entitled to receive a dollar-for-dollar offset against their Ongoing Annual Payments for amounts that Mississippi, Texas and Florida, as the case may be, could elect to receive pursuant to such federal tobacco legislation ("Federal Settlement Funds"), except to the extent that: (i) such Federal Settlement Funds are required to be used for purposes other than health care or tobacco-related purposes;
  (ii) such federal tobacco legislation does not provide for the abrogation, settlement or relinquishment of state tobacco-related claims; or (iii) state receipt of such Federal Settlement Funds is conditioned upon (A) the relinquishment of rights or benefits under that respective state's settlement (excepting any Ongoing Annual Payment amounts subject to the offset); or (B) actions or expenditures by such state unrelated to health care or tobacco (including but not limited to tobacco education, cessation, control or enforcement).

  The MFN amendments also supersede the MFN provisions contained in the original settlement agreements. Under the revised MFN provision if the settling defendants enter into any future pre-verdict settlement agreement of similar health care cost recovery litigation on terms more favorable to a non-federal governmental plaintiff, the Mississippi, Texas and Florida settlements will not otherwise be revised except to the extent such future settlement provides for: (i) joint and several liability for monetary payments, (ii) a parent company guaranty or other credit assurance, (iii) the implementation of different non-economic tobacco-related public health measures, or (iv) monetary offsets in the event of federal tobacco legislation that are more favorable to such plaintiff than those described above.

  The settling defendants agreed as part of the MFN amendments to disclose specified future payments for lobbying or related purposes in Mississippi, Texas and Florida, to support enumerated legislative and regulatory proposals and to not support legislation, rules or policies that would diminish Mississippi's, Texas' and Florida's rights under the amended settlement agreements.

  The settling defendants also submitted to a Consent Judgment enjoining the settling defendants from (i) offering or selling non-tobacco services or merchandise (e.g., caps, jackets or bags) in Mississippi, Texas and Florida bearing the name or logo of a tobacco brand other than tobacco products or items with the sole function of advertising; (ii) making any material misrepresentation of fact regarding the health consequences of using tobacco products; (iii) entering into any contract, combination or conspiracy to limit health information or research into smoking and health or product development; and (iv) taking any action to target children in Mississippi, Texas and Florida in the advertising, promotion or marketing of cigarettes.

  In connection with the MFN amendments, the parties executed new agreements governing settling defendants' payment of attorneys fees to counsel for Mississippi, Texas and Florida. (Copies of the Mississippi and Texas agreements are filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and copies of the Florida agreements are filed as Exhibits to this Form 10-Q, and the discussion herein is qualified by reference thereto.) The agreements provide that beginning in November 1998, a three-member arbitration panel will consider and determine the amount of attorneys' fees to be awarded. These awards will be allocated among the settling defendants in accordance with their relative unit volume of domestic cigarette shipments. Under the agreements, there is an annual cap of $500.0 on aggregate attorneys' fees to be paid pursuant to arbitration awards, including those to be paid for counsel for Mississippi, Texas and Florida. A one-time $250.0 payment may be paid for cases that were settled in 1997. This aggregate annual cap includes; (i) all attorneys' fees paid pursuant to an award by the panel in connection with settlements of any smoking and health cases (other than individual cases), (ii) all attorneys' fees paid pursuant to an award by the panel for activities in connection with smoking and health cases resolved by operation of federal legislation provided such legislation imposes an obligation on the settling defendants to pay attorneys' fees, and (iii) all attorneys' and professional fees paid pursuant to an award by the panel for contributions made toward the enactment of federal tobacco legislation.

  The settling defendants have made payments to counsel for Mississippi, Texas and Florida totaling $283.5 as advances against awards of attorneys' fees by the arbitration panel, such advances to be credited against the annual cap over several years commencing in 1999.

  These settlements resulted in pre-tax charges to earnings of $79.0 and $84.4 in the third and fourth quarter of 1997, respectively, and $30.6 and $215.8 in the quarter and nine months ended September 30, 1998.

  Together with other companies in the United States tobacco industry, Lorillard has discussed with a number of state attorneys general an agreement that could settle the asserted and unasserted health care cost recovery claims of all of the states. Discussions have reached the stage where those attorneys general are reporting to the remaining states the terms of a proposed agreement. The proposed agreement is contingent upon a sufficient number of states accepting the agreement. No assurance can be given that the proposed agreement will be accepted by a number of states sufficient to cause the industry to conclude an agreement. The proposed agreement would effect significant changes in the advertising and marketing of tobacco products. It would also require the industry to pay more than $206,000 through 2025, including (i) more than $12,700 in initial payments over the first five years (including $2,400 immediately); (ii) annual payments commencing in 2000 in the original amount of $4,500 and increasing periodically to $9,000 in 2018 and thereafter in perpetuity, and (iii) $1,700 over ten years, the great preponderance of which is due during the first five years. Lorillard's share of the $2,400 payment due immediately would be 7.3% (based on relative market capitalization).All other payments would be allocated among the original participating manufacturers based on their relative unit volume of domestic cigarette shipments and would be subject to adjustment for inflation and volume changes and for participation by less than all the states and for other adjustments and offsets described in the proposed agreement. The Company anticipates that Lorillard's share of the $2,400 payment due immediately would be charged to expense in the fiscal quarter and year during which the agreement is concluded and would be paid from Lorillard's available cash. The Company further anticipates that Lorillard's share of future annual industry payments related to cigarette sales would be charged to expense as the related sales occur and may be funded through price increases. The Company believes that any such agreement would materially adversely affect its consolidated results of operations and financial position. The degree of the adverse impact would depend, among other things, on the rates of decline in United States cigarette sales in the premium and discount segments, Lorillard's share of the domestic premium and discount segments, and the effect of any resulting cost advantage of manufacturers not subject to the agreement. The proposed agreement is filed as an Exhibit to this Form 10-Q and the foregoing discussion is qualified by reference thereto.

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

  Department of Justice Investigations - Early in 1994, the Energy and Commerce Subcommittee on Health and the Environment of the U.S. House of Representatives (the "Subcommittee") launched an oversight investigation into tobacco products, including possible regulation of nicotine-containing cigarettes as drugs. During the course of such investigation, the Subcommittee held hearings at which executives of each of the major tobacco manufacturers testified. Following the November 1994 elections, the incoming Chairman of the Energy and Commerce Committee indicated that this investigation by the Subcommittee would not continue, and on December 20, 1994, the outgoing majority staff of the Subcommittee issued two final reports. One of these reports questioned the scientific practices of what it characterized as the tobacco industry's "long-running campaign" related to ETS, but reached no final conclusions. The second report asserted that documents obtained from American Tobacco Company, a competitor of Lorillard, "reflect an intense research and commercial interest in nicotine."

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

  On September 18, 1998, Lorillard was served with a grand jury subpoena for documents in connection with an investigation being conducted by the Middle Atlantic Office of the Antitrust Division of the United States Department of Justice. Similar subpoenas have been served on other tobacco companies and tobacco leaf purchasers. The investigation concerns possible violations of the antitrust laws in connection with the purchase of tobacco leaf in the United States. At the present time, Lorillard is unable to predict whether the Department of Justice will ultimately determine to bring any proceedings against Lorillard arising out of this investigation. An adverse outcome of this investigation could result in criminal, civil or other proceedings against Lorillard.

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

7.In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997 and the results of operations for the three and nine months and changes in cash flows for the nine months ended September 30, 1998 and 1997, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ----------------------------------------------------------------------


Liquidity and Capital Resources:
-------------------------------

Insurance
---------

  CNA Financial Corporation and subsidiaries ("CNA"). CNA is an 85% owned subsidiary of the Company.

  Statutory surplus of the property and casualty insurance subsidiaries was approximately $7.0 billion at September 30, 1998 and December 31, 1997. Statutory surplus increased by statutory net income of $291.0 million and a change in net unrealized investment gains of $25.0 million. These increases were more than offset by a $367.0 million reduction in surplus, primarily dividends. The statutory surplus of the life insurance subsidiaries was approximately $1.2 billion at September 30, 1998 and December 31, 1997.

  The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums, investment income, and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the first nine months of 1998, CNA's operating cash flows were a negative $730.0 million, compared to a negative $359.2 million for the nine months ended September 30, 1997. Negative cash flows for 1998 are primarily the result of reduced income from operations while negative cash flows for 1997 are substantially the result of the settlement of asbestos and environmental claims, including those attributable to the Fibreboard litigation.

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

  In the past five years, several rating agencies have lowered CNA's ratings with regard to its debt and claims paying ability. Some of the factors causing these downgrades include Casualty's obligations under the Fibreboard settlement and the merger with The Continental Corporation in 1995. More recently, rating agencies in their evaluations of Casualty have expressed concern with regard to the intensely competitive environment in the U.S. commercial insurance markets, among other factors.

  CNA intends to take a number of steps to address the issue of lowered ratings and, among other things, intends to enhance its capital structure by approximately $500.0 million. It is anticipated that this will be accomplished in the fourth quarter of 1998 and the first quarter of 1999 through several transactions, including the issuance of preferred equity and debt securities by CNA. The Company has advised CNA that it would be willing to purchase approximately half of such securities.

   As of November 2, 1998 CNA purchased 2,734,800 shares of its outstanding Common Stock at an aggregate cost of approximately $102.4 million. Depending on market conditions, CNA from time to time may purchase additional shares in the open market or otherwise.

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

  Together with other companies in the United States tobacco industry, Lorillard has discussed with a number of state attorneys general an agreement that could settle the asserted and unasserted health care cost recovery claims of all of the states. Discussions have reached the stage where those attorneys general are reporting to the remaining states the terms of a proposed agreement. The proposed agreement is contingent upon a sufficient number of states accepting the agreement. No assurance can be given that the proposed agreement will be accepted by a number of states sufficient to cause the industry to conclude an agreement. The proposed agreement would effect significant changes in the advertising and marketing of tobacco products. It would also require the industry to pay more than $206 billion through 2025, including (i) more than $12.7 billion in initial payments over the first five years (including $2.4 billion immediately); (ii) annual payments commencing in 2000 in the original amount of $4.5 billion and increasing periodically to $9 billion in 2018 and thereafter in perpetuity, and (iii) $1.7 billion over ten years, the great preponderance of which is due during the first five years. Lorillard's share of the $2.4 billion payment due immediately would be 7.3% (based on relative market capitalization). All other payments would be allocated among the original participating manufacturers based on their relative unit volume of domestic cigarette shipments and would be subject to adjustment for inflation and volume changes and for participation by less than all the states and for other adjustments and offsets described in the proposed agreement. The Company anticipates that Lorillard's share of the $2.4 billion payment due immediately would be charged to expense in the fiscal quarter and year during which the agreement is concluded and would be paid from Lorillard's available cash. The Company further anticipates that Lorillard's share of future annual industry payments related to cigarette sales would be charged to expense as the related sales occur and may be funded through price increases. The Company believes that any such agreement would materially adversely affect its consolidated results of operations and financial position. The degree of the adverse impact would depend, among other things, on the rates of decline in United States cigarette sales in the premium and discount segments, Lorillard's share of the domestic premium and discount segments, and the effect of any resulting cost advantage of manufacturers not subject to the agreement. The proposed agreement is filed as an Exhibit to this Form 10-Q and the foregoing discussion is qualified by reference thereto.

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

  Lorillard and other cigarette manufacturers have filed a lawsuit, Coyne Beahm, Inc., et al. v. United States Food & Drug Administration, et al., in the United States District Court for the Middle District of North Carolina challenging the FDA's assertion of jurisdiction over cigarettes. The Court granted, in part, and denied, in part, plaintiffs' motion for summary judgment. The Court held that if an adequate factual foundation is established, the FDA has the authority to regulate tobacco products as medical devices under the Federal Food, Drug & Cosmetic Act, may impose restrictions regarding access to tobacco products by persons under the age of 18, and may impose labeling requirements on tobacco products' packaging. The Court, however, also held that the FDA is not authorized to regulate the promotion or advertisement of tobacco products. The Court also stayed the effective date for the FDA Regulations relating to advertising and promotion of tobacco products, but allowed the access restrictions to take effect as of February 27, 1997. Both the plaintiffs and the defendants filed an appeal of the District Court's ruling to the Fourth Circuit Court of Appeals and on August 14, 1998, that Court overturned the District Court's decision, invalidating the FDA's assertion of authority over cigarettes and the FDA Regulations promulgated pursuant to that asserted authority. The plaintiffs petitioned the Appeals Court for rehearing with suggestions for en banc reconsideration, and on November 10, 1998 the Appeals Court denied such petition.

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

  Since the Proposed Resolution was announced, it has been the subject of intense review and criticism by the White House, the public health community, and other interested parties. Certain members of Congress have offered, or indicated that they intend to offer, alternative legislation. No bill introduced would adopt the Proposed Resolution as agreed to. Over 50 bills have been introduced in Congress regarding the issues raised in the Proposed Resolution, including bills seeking more stringent regulation of tobacco products by the Food and Drug Administration and more punitive monetary payments by the companies. One particular bill initially introduced by Senator John McCain from Arizona, was approved by the Senate Commerce Committee. The McCain bill included, among other things, provisions more stringent than those in the Proposed Resolution regarding FDA regulation, licensing of tobacco manufacturers and retailers, surcharges against the industry for failure to achieve underage smoking reduction goals, advertising restrictions and labeling requirements, industry payments, smoking restrictions, civil liability limitations, a method for determining the amount and payment of attorneys' fees, and public disclosure of industry documents. On June 17, 1998, the United States Senate voted to return the McCain bill to the Senate Commerce Committee after several weeks of debate. No further action was taken on the McCain Bill, and no similar bill was acted upon by the 105th Congress before it adjourned in October.

  On April 18, 1998, Lorillard, along with the other signatory companies to the Proposed Resolution, announced a withdrawal from the legislative process to enact a comprehensive tobacco settlement. Lorillard remains committed to the Proposed Resolution, but does not believe that the current political process in Washington can produce legislation that is fair to the industry.

  For information with respect to these matters, as well as with respect to discussions regarding an attempt to achieve a comprehensive legislative resolution to litigation and regulatory issues affecting the United States tobacco industry, see Note 6 of the Notes to Consolidated Condensed Financial

Statements.

Cigarette Excise Taxes

  The United States federal excise tax on cigarettes is presently $12.00 per 1,000 cigarettes ($0.24 per pack of 20 cigarettes). In August 1997, the United States Congress approved, and the President signed into law, an increase in the federal excise tax on cigarettes of $7.50 per 1,000 cigarettes ($0.15 per pack of 20 cigarettes). This increase is phased in at a rate of $5.00 per 1,000 cigarettes in the year 2000 and an additional $2.50 per 1,000 cigarettes in the year 2002. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. Such actions may adversely affect Lorillard's volume, operating revenues and operating income.

Hotels
------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Funds from operations continue to exceed operating requirements. Loews Hotels has entered into an agreement with the owners of the Universal Florida resort to develop hotels at the resort. In addition, Loews Hotels is developing a convention center hotel in Philadelphia. Capital expenditures in relation to these hotel projects will be funded by a combination of equity and mortgages. Loews Hotels will obtain its equity contributions for the development of these hotels under arrangements with the Company.

Offshore Drilling
-----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 52% owned subsidiary of the Company.

  For the first nine months of 1998, Diamond Offshore's cash provided by operating activities amounted to $389.1 million, compared to $243.7 million in the 1997 period. This increase in operating cash flow was primarily attributable to a $101.8 million increase in net income for the first nine months of 1998, a $16.5 million increase in depreciation and amortization expense, and various changes in operating assets and liabilities.

  Diamond Offshore continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deep water and harsh environment operations. Diamond Offshore has a revised budget of $125.2 million for capital expenditures on rig upgrades during 1998. Diamond Offshore expended $66.5 million, including capitalized interest expenses, for significant rig upgrades during the nine months ended September 30, 1998. Such rig upgrade projects include the conversion of an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep water. Diamond Offshore has estimated the cost of conversion to be approximately $210.0 million. Upon completion of the conversion, the rig will begin a five year drilling program in the Gulf of Mexico, which is anticipated to commence in late 1999. Other upgrade projects include the installation of new engines and other equipment on the Ocean King which is expected to be completed in November 1998, the cantilever conversion project on the Ocean Warwick completed in March 1998, and leg strengthening and other modifications on the Ocean Tower completed in May 1998. Diamond Offshore has also budgeted $126.7 million for 1998 capital expenditures associated with its continuing rig enhancement program, spare equipment and other corporate requirements. These expenditures include purchases of anchor chain, drill pipe, riser, and other drilling equipment. During the first nine months of 1998, $66.1 million was expended on this program.

  Diamond Offshore believes it has the financial resources needed to meet its business requirements in the foreseeable future, including capital expenditures for major upgrades, continuing rig enhancements and working capital requirements.

  During the nine months ended September 30, 1998, Diamond Offshore purchased 3,518,100 shares of its outstanding Common Stock at an aggregate cost of approximately $88.7 million. Depending on market conditions, Diamond Offshore from time to time may purchase additional shares in the open market or otherwise.

Watches and Clocks
------------------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Funds from operations continue to exceed operating requirements. Bulova's cash and cash equivalents, and investments amounted to $31.8 million at September 30, 1998, as compared to $29.1 million at December 31, 1997. Funds for other capital expenditures and working capital requirements are expected to be provided from operations.

Parent Company
--------------

  During the nine months ended September 30, 1998, the Company purchased 1,309,200 shares of its outstanding Common Stock at an aggregate cost of approximately $110.1 million. Depending on market conditions, the Company from time to time may purchase additional shares in the open market or otherwise.

Investments:
-----------

  Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments. Equity securities, which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value with a net unrealized gain (loss) of $.1 and $(3.2) million at September 30, 1998 and December 31, 1997, respectively.

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

Insurance
---------

  A summary of CNA's general account fixed maturity securities portfolio and short-term investments, at carrying value, are as follows:


                                                                    Change in
                                                                    Unrealized
                                          September 30, December 31,  Gains
                                              1998         1997      (Losses)
                                          -------------------------------------
                                                        (In millions)
Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies .     $10,075.0     $12,980.0  $   236.0
  Asset-backed securities .............       6,766.0       4,804.0      137.0
  Tax exempt securities ...............       6,144.0       4,724.0       98.0
  Taxable .............................       6,337.0       7,040.0     (124.0)
                                            ----------------------------------
       Total fixed maturity securities.      29,322.0      29,548.0      347.0
Stocks ................................       1,362.0         814.0      272.0
Short-term and other investments.......       5,613.0       5,829.0     (107.0)
Derivative security investments .......           8.0          12.0
                                            ----------------------------------
       Total ..........................     $36,305.0     $36,203.0 $    512.0
                                            ==================================
Short-term investments:
  Commercial paper ....................     $ 1,981.0     $ 1,850.0
  Security repurchase collateral ......          58.0         154.0
  Escrow ..............................       1,049.0       1,065.0
  U.S. Treasuries .....................         525.0         558.0
  Money markets .......................         312.0         624.0
  Others ..............................         624.0         633.0
Other investments .....................       1,064.0         945.0
                                            -----------------------
       Total short-term and other
        investments ...................     $ 5,613.0     $ 5,829.0
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

  The general account portfolio consists primarily of high quality (BBB or higher) marketable fixed maturity securities, approximately 93.7% of which are rated as investment grade. At September 30, 1998, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 16.9% and 12.4%, respectively, of the general account's total investment portfolio compared to 13.1% and 13.1%, respectively, at December 31, 1997. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. Short-term investments at both September 30, 1998 and December 31, 1997 are substantially higher than historical levels in anticipation of Fibreboard-related claim payments. At September 30, 1998, the major components of the short-term investment portfolio consist primarily of high grade commercial paper and U.S. Treasury bills.

  As of September 30, 1998, the market value of CNA's general account investments in fixed maturities was $29.3 billion and was greater than amortized cost by approximately $876.0 million. This compares to a market value of $29.5 billion and approximately $528.0 million of net unrealized investment gains at December 31, 1997. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at September 30, 1998 were $1,138.0 and $262.0 million, respectively, compared to $644.0 and $116.0 million, respectively, at December 31, 1997.

  Net unrealized investment gains on general account fixed maturities at September 30, 1998 include net unrealized investment losses on high yield securities of $137.0 million, compared to net unrealized investment losses of $2.0 million at December 31, 1997. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade (below BBB). CNA's investment in high yield securities in the general account decreased $377.0 million to approximately $1.9 billion at September 30, 1998 when compared to December 31, 1997.

  At September 30, 1998, total Separate Account cash and investments amounted to approximately $5.3 billion with taxable fixed maturity securities representing approximately 83.9% of the Separate Accounts' portfolios. Approximately 68.0% of Separate Account investments are used to fund guaranteed investments for which CNA's life insurance affiliate guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment portfolio is generally matched with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment portfolio was $3.4 billion at September 30, 1998 compared to $3.8 billion at December 31, 1997. At September 30, 1998, fair value exceeded amortized cost by approximately $101.0 million, as compared to an unrealized gain of approximately $71.0 million at December 31, 1997. The gross unrealized investment gains and losses for the guaranteed investment fixed maturity securities portfolio at September 30, 1998 were $118.0 and $17.0 million, respectively, as compared to unrealized gains of $87.0 million and unrealized losses of $16.0 million at December 31, 1997.

  Carrying values of high yield securities in the guaranteed investment portfolio were $278.0 and $310.0 million at September 30, 1998 and December 31, 1997, respectively. Net unrealized investment losses on high yield securities held in such Separate Accounts were $19.0 million at September 30 1998, compared to $1.0 million at December 31, 1997.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. At September 30, 1998, CNA's investment in high yield bonds, including Separate Accounts, was approximately 3.7% of its total assets as compared to 3.2% at December 31, 1997. In addition, CNA's investments in mortgage loans and real estate are substantially below the industry average, representing less than one quarter of one percent of its total assets.

  Included in CNA's fixed maturity securities at September 30, 1998 (general and guaranteed investment portfolios) are $9.0 billion of asset-backed securities, consisting of approximately 54.5% in collateralized mortgage obligations ("CMO's"), 15.2% in corporate asset-backed obligations, 16.6% in corporate mortgage backed security pass-through obligations and 13.7% in U.S. government agency issued pass-through certificates. The majority of CMO's held are corporate mortgage-backed securities, which are actively traded in liquid markets and are priced monthly by broker-dealers. At September 30, 1998, the fair value of asset-backed securities exceeded the amortized cost by approximately $299.0 million compared to net unrealized investment gains of $114.0 million at December 31, 1997. CNA limits the risks associated with interest rate fluctuations and prepayment by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

  At September 30, 1998, 36.2% of the general account's fixed maturity securities portfolio was invested in U.S. government securities, 36.4% in other AAA rated securities and 15.1% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 5.7% U.S. government securities, 61.9% in other AAA rated securities and 13.9% in AA and A rated securities. These ratings are primarily from Standard and Poor's.

Results of Operations:
----------------------

  Revenues increased by $840.5 and $1,352.2 million, or 16.4% and 9.1%, respectively, and net income increased by $419.5 and $279.9 million, respectively, for the quarter and nine months ended September 30, 1998 as compared to the corresponding periods of the prior year. The following table sets forth the major sources of the Company's consolidated revenues and net income.


                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                        -----------------------------------------------------
                                                          1998          1997            1998         1997
                                                        -----------------------------------------------------
                                                                           (In millions)

Revenues (a):
  Property and casualty insurance .......                $3,196.4      $3,286.7       $ 9,950.4    $ 9,618.7
  Life insurance ........................                   936.7       1,029.8         2,945.1      3,059.4
  Cigarettes ............................                   788.8         648.9         2,074.1      1,769.7
  Hotels ................................                    57.8          57.3           171.2        164.3
  Offshore drilling .....................                   326.6         256.4           950.5        698.0
  Watches and clocks ....................                    35.4          34.4            96.2         92.3
  Investment income (loss)-net (non-
   insurance companies) .................                   605.1        (198.4)          (38.1)      (592.6)
  Other and eliminations-net ............                     5.1          (3.7)            2.4        (10.2)
                                                         ----------------------------------------------------
                                                         $5,951.9      $5,111.4       $16,151.8    $14,799.6
                                                         ====================================================

Net income (a):
  Property and casualty insurance .......                $   14.6      $  199.9       $   336.4    $   484.3
  Life insurance ........................                   (14.8)         45.8            64.2        122.9
  Cigarettes ............................                   195.5          72.4           356.2        275.4
  Hotels ................................                     6.5           6.6            18.0         15.7
  Offshore drilling .....................                    54.0          36.4           144.0         93.8
  Watches and clocks ....................                     3.2           3.0             7.3          5.7
  Investment income (loss)-net (non-
   insurance companies) .................                   391.9        (129.8)          (29.5)      (390.4)
  Corporate interest expense ............                   (20.7)        (17.2)          (64.7)       (49.6)
  Unallocated corporate expense and
   other-net ............................                   (13.1)        (19.5)          (51.3)       (57.1)
                                                         ----------------------------------------------------
                                                         $  617.1      $  197.6        $  780.6    $   500.7
                                                         ====================================================

(a) Includes investment gains (losses) as follows:

                                                             Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                          ---------------------------------------------------
                                                              1998          1997          1998         1997
                                                          ---------------------------------------------------

Revenues:
  Property and casualty insurance .......                 $  88.4        $ 192.6         $ 414.3     $ 338.6
  Life insurance ........................                     9.3           48.1            99.8       120.6
  Investment income-net .................                   565.3         (239.2)         (176.1)     (724.3)
                                                          ---------------------------------------------------
                                                          $ 663.0        $   1.5         $ 338.0     $(265.1)
                                                          ===================================================

Net income:
  Property and casualty insurance .......                 $  46.3        $ 106.7         $ 221.7     $ 186.2
  Life insurance ........................                     1.7           24.6            48.0        61.5
  Investment income-net .................                   367.5         (155.1)         (114.2)     (472.4)
                                                          ---------------------------------------------------
                                                          $ 415.5        $ (23.8)        $ 155.5     $(224.7)
                                                          ===================================================

Insurance
---------

  Property and casualty revenues, excluding investment gains, increased by $13.9 and $256.0 million, or .4% and 2.8%, for the quarter and nine months ended September 30, 1998, as compared to the same periods a year ago.

  Property and casualty premium revenues increased by $25.0 and $218.0 million, or 1.0% and 2.9%, for the quarter and nine months ended September 30, 1998, from the prior year's comparable periods. The increase is attributable to higher involuntary risk earned premium of approximately $207.0 million, an increase in personal lines premium of approximately $92.0 million, $80.0 million of premium from CNA Surety Corporation, which was formed in September 1997, and $48.0 million of premium from Omega Aseguradora de Reisgo de Trabajo, an Argentinean workers' compensation carrier that was acquired in June 1997. These increases were partially offset by a decrease in commercial lines premiums of approximately $150.0 million and group lines of approximately $92.0 million.

  Involuntary premium for 1997 reflected reductions in estimates of premium for 1996 and prior periods, primarily in the workers' compensation line of business, and a greater willingness on the part of the voluntary market, including CNA, to write these types of risks. The 1998 estimated premiums reflect a return to historical levels. The increase in personal lines premium is attributable to increases in California Earthquake Authority premium of $34.0 million as well as an increase of $45.0 million across various lines. The decrease in commercial lines is primarily due to competitive pricing pressures throughout the industry. The decrease in group lines is mainly due to the decision to exit the Employer Health and Affinity Health lines of business. Net investment income decreased by $20.0 and $30.0 million, or 4.6% and 2.2%, for the quarter and nine months ended September 30, 1998, compared with the same period in the prior year, due to lower yielding investments. The bond segment of the investment portfolio yielded 6.1% in the first nine months of 1998 compared with 6.3% for the same period a year ago.

  Life insurance revenues, excluding investment gains, decreased by $54.3 and $93.5 million, or 5.5% and 3.2%, for the quarter and nine months ended September 30, 1998 as compared to the same periods a year ago. Life premium revenues decreased by $62.2 and $114.6 million, or 7.3% and 4.5%, for the quarter and nine months ended September 30, 1998. The decrease is primarily due to lower premiums for the Federal Employees Health Benefit Plan ("FEHBP"). The decrease in FEHBP premiums is due to improved claim experience upon which premiums are based and continues the trend from the first half of this year. Life net investment income increased by $9.0 and $29.0 million, or 8.8% and 9.5%, for the quarter and nine months ended September 30, 1998, compared to the same periods a year ago. The bond segment of the life investment portfolio yielded approximately 6.4% in the first nine months of 1998, as compared to 6.3% for the comparable period in 1997.

  On August 5, 1998, CNA announced a reassessment of its businesses which would involve reorganization of a number of its businesses and corporate support areas. In the third quarter of 1998, CNA finalized and approved a plan to restructure its operations. In connection with this plan, CNA recorded a pre-tax restructuring and other related charges amounting to approximately $220.0 million. The restructuring plan focused on a net reduction in the current workforce of approximately 4,500 employees resulting in net reduction of approximately 2,400 employees, the consolidation of certain processing centers, the closing of various facilities, and the exiting of certain businesses. The charges recorded in the third quarter of 1998 relate to employee termination benefits ($72.0 million), the writedown of certain assets to their fair values ($74.0 million), lease abandonment costs ($42.0 million) and losses related to the exiting of businesses ($32.0 million). These activities and changes are more fully discussed below.

  Within its risk management business, pre-tax restructuring and other related charges totaled approximately $79.0 million for the third quarter. The charges relate to costs associated with the consolidation of claim offices in approximately 36 market territories totaling approximately $8.0 million (lease abandonment costs), employee termination benefits related to the net reduction in workforce of approximately 200 employees at a cost of approximately $7.0 million and the writedown of fixed and intangible assets of approximately $64.0 million.

  Within its commercial insurance business, pre-tax restructuring and other related charges for the third quarter totaled approximately $57.0 million. The charges relate primarily to the consolidation of four regional offices into two zone offices and a reduction of claim processing offices from 24 to 8 at a cost of approximately $21.0 million (lease abandonment costs). The charges also consist of approximately $31.0 million of employee termination benefits related to the net reduction in workforce of approximately 1,200 employees and an additional $5.0 million relating to fixed asset writedowns.

  Within its group insurance business, pre-tax restructuring and other related charges for the third quarter totaled approximately $38.0 million. The charges relate primarily to the Employer Health and Affinity lines of business that CNA decided to exit and include the employee termination benefit costs related to the net reduction in its current workforce of approximately 400 employees.

  For various other departments within CNA, pre-tax restructuring and other related charges totaled approximately $25.0 million and relate primarily to the closing of leased facilities and employee termination benefits related to the reductions in the current workforce. Additionally, CNA recorded approximately $21.0 million in incremental benefit plan expenses associated with the reductions in its workforce.

  CNA expects to record an additional $125.0 to $175.0 million in charges over the next 12 to 15 months, primarily related to employee related expenses, computer systems, consulting fees and other related costs. While such costs relate to CNA's overall plans of reorganization, generally accepted accounting principles do not allow for accrual of these in the period the plan is adopted. Rather such costs will be recorded in the period which they are incurred.

  While CNA has not yet completed its analysis of anticipated cost savings, it estimates that its reorganization, which includes the restructuring plan as well as revenue enhancements and operating efficiencies, will result in anticipated reductions of approximately 200 basis points in CNA's expense ratio and savings of approximately $300.0 to $350.0 million on an annualized basis. CNA expects a portion of the anticipated savings will be realized beginning in the latter part of 1998 and to achieve the full expense ratio reduction within 15 months.

  Property and casualty underwriting losses for the quarter and nine months ended September 30, 1998 were $465.0 million and $1.1 billion, compared to $273.4 and $843.8 million for the same periods in 1997. The increase in underwriting losses is primarily due to restructuring and other related charges recorded during the third quarter (as discussed above), as well as an increase in pre-tax catastrophe losses for the first nine months of 1998. Pre-tax catastrophe losses were approximately $66.0 and $217.0 million for the quarter and nine months ended September 30, 1998 as compared to $2.5 and $78.5 million in 1997. The increase in catastrophe losses is mainly due to spring storms throughout the United States and hurricane damage sustained during the third quarter of 1998.

  The components of CNA's investment gains are as follows:


                                                              Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                            -------------------------------------------------
                                                              1998          1997           1998         1997
                                                            -------------------------------------------------
                                                                              (In millions)

Bonds:
  U.S. Government .......................                   $ 69.0        $ 54.0         $165.0       $103.0
  Tax exempt ............................                     26.0          24.0           58.0         26.0
  Asset-backed ..........................                      3.0           9.0           30.0         18.0
  Taxable ...............................                     14.0          18.0           83.0        102.0
                                                            -------------------------------------------------
     Total bonds ........................                    112.0         105.0          336.0        249.0
Stocks ..................................                     (1.0)         18.0           12.0         57.0
Derivative instruments ..................                     (6.0)          2.0           28.0          2.0
Separate Accounts and other (1) .........                     (8.0)        112.0          136.0        167.0
                                                            -------------------------------------------------
     Total investment gains .............                   $ 97.0        $237.0         $512.0       $475.0
                                                            =================================================

(1)  Includes $88.8 for the three and nine months ended September 30, 1997 from issuance of subsidiary's stock.


  CNA's primary property and casualty subsidiary, Continental Casualty Company, is party to litigation with Fibreboard Corporation involving coverage for certain asbestos-related claims and defense costs (see Note 6 of the Notes to Consolidated Condensed Financial Statements).

Cigarettes
----------

  Revenues increased by $139.9 and $304.4 million, or 21.6% and 17.2%, respectively, and net income increased by $123.1 and $80.8 million, respectively, for the quarter and nine months ended September 30, 1998 as compared to the corresponding periods of the prior year.

  The increase in revenues is composed primarily of higher average unit prices amounting to approximately $113.3 and $248.6 million, or 17.7% and 14.2%, respectively, and an increase of approximately $16.1 and $32.7 million, or 2.5% and 1.9%, reflecting higher unit sales volume for the quarter and nine months ended September 30, 1998, as compared to the corresponding periods of the prior year. Revenues also benefited from increased investment income.

  Net income for the quarter and nine months ended September 30, 1998 and 1997 includes a pre-tax charge of $30.8, $109.3, $218.3 and $109.3 million ($18.4, $65.3, $130.5 and $65.3 million after taxes), respectively, to reflect the settlement of tobacco litigation (see Note 6 of the Notes to Consolidated Condensed Financial Statements). Excluding these charges, net income would have increased by $76.2 and $146.0 million for the quarter and nine months ended September 30, 1998, respectively, as a result of the improved revenues, and for the three months ended September 30, 1998, lower legal expenses. These increases were partially offset by higher sales promotion expenses and, for the nine months ended September 30, 1998, increased legal expenses.

  Lorillard's unit sales volume increased by 1.6% and 1.2%, while Newport's sales volume increased by 1.4% and 4.0% for the quarter and nine months ended September 30, 1998, as compared to the corresponding periods of the prior year.

Newport, a full price brand, accounted for 78.0% of Lorillard's unit sales. Discount brand sales have decreased from an average of 31.4% of industry sales during 1994 to an average of 27.0% during 1997. At September 30, 1998, they represented 26.4% of industry sales.

Hotels
------

  Revenues increased by $.5 and $6.9 million, or .9% and 4.2%, respectively, and net income decreased by $.1 million, or 1.5%, and increased by $2.3 million, or 14.6%, respectively, for the quarter and nine months ended September 30, 1998, as compared to the prior year, due primarily to higher overall average room rates, partially offset by lower occupancy rates.

  Net income decreased for the quarter due primarily to higher costs. Net income improved for the nine month period, as compared to the prior year, due to higher average room rates, partially offset by lower overall occupancy rates and increased administrative expenses.

Offshore drilling
-----------------

  Revenues increased by $70.2 and $252.5 million, or 27.4% and 36.2%, and net income increased by $17.6 and $50.2 million, or 48.4% and 53.5%, respectively, for the quarter and nine months ended September 30, 1998, as compared to the prior year.

  Revenues from semisubmersible rigs increased by $62.6 and $206.6 million, or 24.4% and 29.6%, for the quarter and nine months ended September 30, 1998. The revenue increase is due to higher dayrates ($51.5 and $176.9 million), recognized by semisubmersible rigs located in the North Sea and the Gulf of Mexico. These increases were partially offset by revenues foregone ($5.3 and $37.4 million) during mandatory inspections. Revenues from jackup rigs increased by $5.9 and $38.8 million, or 2.3% and 5.6%, due to improvements in dayrates, primarily in the Gulf of Mexico ($10.8 and $48.3 million).

  Depressed product prices in the oil and gas industry have resulted in declining dayrates and decreased utilization, primarily in the shallow waters of the Gulf of Mexico. As a result, Diamond Offshore has cold stacked and suspended marketing efforts on two of its low-end specification semisburmersible rigs located in the Gulf of Mexico. In addition, due to the excess supply in the current jack-up market, several of Diamond Offshore's jack-up rigs are idle in the Gulf of Mexico. To date, Diamond Offshore has been able to mitigate the effect of these conditions on its results of operations primarily with existing term contract commitments and the diversity of Diamond Offshore's fleet. However, the offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. The current trends in market conditions could have a material adverse effect on Diamond Offshore's future results of operations, although the extent of such effect cannot be accurately predicted.

  Diamond Offshore's results of operations have also been impacted by the loss of revenues and associated costs incurred during required regulatory inspections of its drilling rigs. As of September 30, 1998, eight of these inspections had been completed with four anticipated to occur in the fourth quarter of 1998. Diamond Offshore intends to focus on returning these rigs to operations as soon as reasonably possible, in order to minimize the downtime and associated loss of revenues.


  Net income for the quarter and nine months ended September 30, 1998 increased due primarily to the higher revenues discussed above, partially offset by an overall increase in contract drilling costs, including labor and drilling supplies and increased depreciation and administrative expenses.

Watches and Clocks
------------------

  Revenues increased by $1.0 and $3.9 million, or 2.9% and 4.2%, respectively, and net income increased by $.2 and $1.6 million, or 6.7% and 28.1%, respectively, for the quarter and nine months ended September 30, 1998 as compared to the corresponding periods of the prior year.

  Revenues increased for the quarter and nine months ended September 30, 1998 due primarily to increased watch unit sales volume and higher interest income, partially offset by lower clock unit sales.

  Net income increased for the quarter and nine months ended September 30, 1998 due primarily to the increased revenue discussed above and lower cost of sales. In addition, net income benefited from a $.8 million pre-tax credit recorded in the third quarter of 1998 related to an actuarial adjustment to postretirement benefit costs.

Other
-----

  Revenues increased by $812.3 and $567.1 million, respectively, and net income increased by $524.6 and $351.6 million, respectively, for the quarter and nine months ended September 30, 1998 as compared to the corresponding periods of the prior year.

  The components of investment gains (losses) included in Investment income
(loss)-net are as follows:


                                         Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                            1998     1997       1998     1997
                                          -------------------------------------
                                                    (In millions)

Revenues:
  Derivative instruments (1) ............  $484.7  $(187.7)   $ (15.5) $(568.4)
  Equity securities, including short
   positions (1) ........................    54.5    (46.1)    (174.8)  (195.4)
  Fixed maturities ......................    25.3      (.1)      13.3     14.8
  Short-term investments, primarily U.S.
   government securities ................     (.9)      .8        (.3)      .4
  Gain on issuance of subsidiary's stock                                  29.1
  Other .................................     1.7     (6.1)       1.2     (4.8)
                                           -----------------------------------
                                            565.3   (239.2)    (176.1)  (724.3)
Income tax benefit ......................  (198.0)    83.8       61.6    253.5
Minority interest .......................      .2       .3         .3     (1.6)
                                           -----------------------------------

     Net income (loss) ..................  $367.5  $(155.1)   $(114.2) $(472.4)
                                           ===================================

  (1) Includes gains (losses) on short sales, equity index futures and options aggregating $491.8, $(278.3), $(221.6) and $(800.4) for the quarter and nine months ended September 30, 1998 and 1997, respectively. The Company continues to maintain these positions but has reduced its exposure in these instruments.

  Exclusive of securities transactions, revenues increased $7.8 and $18.9 million, or 21.0% and 15.6%, for the quarter and nine months ended September 30, 1998 due primarily to increased revenues from a shipping joint venture and, for the nine month period, higher investment income. Net income increased by $2.0 million, or 17.5%, and decreased by $6.6 million, or 26.7%, for the quarter and nine months ended September 30, 1998, respectively. Net income increased for the quarter due to the increased revenues discussed above, partially offset by higher corporate interest expenses. Net income decreased for nine months ended September 30, 1998 due to higher corporate interest expenses, partially offset by increased interest income.

Year 2000 Issue
---------------

  The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates beginning in 1999. Such malfunctions could lead to business delays and disruptions. The Company is in the process of renovating or replacing many of its legacy systems to accommodate business for the Year 2000 and beyond. In addition, the Company is checking embedded systems in computer hardware and other infrastructure such as elevators, heating and ventilating systems, and security systems. To date, approximately 89% of all planned hours have been expended, and a similar percentage of milestones have been completed.

  Approximately 81% of the Company's internal systems have been internally tested and are expected to be running in a production environment by December 1, 1998. This deadline allows a full year for re-validation of already tested and implemented Year 2000 remediated systems, as well as for shake-out of any previously unidentified problems and for interacting with business partners and vendors that are still working on making their programs Year 2000 ready.

  Based upon its current assessment, the Company estimates that the total cost to replace and upgrade its systems to accommodate Year 2000 processing will be approximately $70.0 to $80.0 million. As of September 30, 1998, approximately $53.0 million has been spent. While some hardware charges are included in the budget figures, the Company's hardware costs are typically included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent and to be spent will be financed from current operating funds.

  The Company believes that it will be able to resolve the Year 2000 issue in a timely manner. However, due to the interdependent nature of computer systems, the Company may be adversely impacted depending upon whether it or other entities not affiliated with the Company (vendors and business partners) address this issue successfully. To mitigate this impact, the Company is communicating with its vendors and business partners to coordinate the Year 2000 conversion. CNA has already sent Year 2000 information packages to more than 12,000 independent agents to encourage them to become Year 2000 ready on a timely basis. CNA has also sent Year 2000 information to almost 300,000 business policyholders to increase their awareness of the Year 2000 issue. Similar information packages have been sent to health care providers, lawyers and others with whom CNA has business relationships. Because of the interdependent nature of the issue, the Company cannot be sure that there will not be a disruption to its business.

  The Company has also developed business resumption plans to ensure that the Company is able to continue critical processes through other means in the event that it becomes necessary to do so. Formal strategies have been developed within each business unit and support organization to include appropriate recovery processes and use of alternative vendors. More than 200 strategies have been developed to address recovery plans for approximately 400 processes. These plans are being updated quarterly.

  In addition, property and casualty insurance subsidiaries may have an underwriting exposure related to the Year 2000 issue. Although CNA has not received any claims for coverage from its policyholders based on losses resulting from Year 2000 issues, there can be no assurances that policyholders will not suffer losses of this type and seek compensation under insurance policies underwritten by CNA. If any claims are made, coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the policy. The range of potential insurance exposure created by the Year 2000 problem is sufficiently broad that it is impossible to estimate with any degree of accuracy the extent to which various types of policies issued by CNA may afford coverage for loss or claims. At this time, in the absence of any claims experience, CNA is unable to forecast the nature and range of the losses, the availability of coverage for the losses, or the likelihood of significant claims. As a result, CNA is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material to it.

Accounting Standards
--------------------

  In December 1997, the AICPA's Accounting Standards Executive Committee issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. It requires that entities recognize liabilities for insurance-related assessments when all of the following criteria have been met: an assessment has been imposed or it is probable that an assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This SOP is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effects of this SOP on its accounting for insurance-related assessments. Certain insurance industry information required for compliance is not currently available and therefore the Company is studying alternatives for estimating the accrual. While it is possible that the cumulative effect of adoption could be material, the ongoing impact of this standard is not expected to be material to the results of operations, liquidity or financial position of the Company.

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement standardizes disclosure requirements for pension and other postretirement benefits to the extent practicable, and requires additional information on changes in benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful to users of financial statements. It also suggests combined formats for presentation of pension and other postretirement benefit disclosures. The Statement supersedes the disclosure requirements of a number of earlier opinions of the FASB and does not address measurement or recognition. It is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of this Statement on its benefit plan disclosures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  The Company is a large diversified financial services company. As such, it has significant amounts of financial instruments that involve market risk. The

Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the income statement. Market risk exposure is presented for each class of financial instrument held by the Company at September 30, 1998, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:


September 30, 1998
-------------------------------------------------------------------------------
                                                       Fair Value        Market
Category of risk exposure:                          Asset (Liability)     Risk
-------------------------------------------------------------------------------
(In millions)

Equity markets (1):
 Equity securities                                       $ 228.7       $  57.2
 Options purchased                                         649.1        (584.9)
 Options written                                           (56.6)         47.1
 Futures                                                                  86.5
 Short sales                                              (643.9)       (161.0)
Commodities:
 Oil (2):
  Swaps                                                       .2          (1.6)
  Energy purchase obligations                              (14.2)         (5.9)
 Gold (3):
  Options purchased                                         18.7         (18.7)
  Options written                                           (3.9)          3.9
-------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) an increase in equity prices of 25%, (2) a decline in oil prices of 20% and
      (3) an increase in gold prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

  The most significant areas of market risk in the Company's trading portfolio result from positions held in S&P futures contracts, short sales of certain equity securities and put options purchased on the S&P 500 index. The Company enters into these positions primarily to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction from what management expects, significant losses may occur. The Company continues to maintain these positions but has reduced its exposure in these instruments.

  Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

Other than trading portfolio:


September 30, 1998
-------------------------------------------------------------------------------
                                                       Fair Value       Market
Category of risk exposure:                          Asset (Liability)    Risk
-------------------------------------------------------------------------------
(In millions)

Equity market (1):
 Equity securities:
  CNA Financial general accounts (a)                   $ 1,362.0     $  (341.0)
  CNA Financial separate accounts                          186.0         (46.0)
 Equity index futures, separate accounts (b)                            (205.0)
Interest rate (2):
 Fixed maturities (a)                                   29,612.2      (1,456.2)
 Short-term investments (a)                              9,204.2          (6.0)
 Interest rate swaps                                       (15.0)         11.0
 Separate Accounts:
  Fixed maturities (a)                                   4,405.0        (157.0)
  Short-term investments (a)                               457.0          (1.0)
 Long-term debt                                         (5,739.7)
-------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a) Certain securities are denominated in foreign currencies. Assuming a 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(391.0).
(b) This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices that affect the value of equity securities or instruments which derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at September 30, 1998, with all other variables held constant.

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

  The analysis assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company would undertake in response to changes in interest rates.

  The Company's long-term debt, including interest rate swap agreements, as of September 30, 1998 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

  The sensitivity analysis assumes an instantaneous shift in market interest rates increasing 100 basis points from their levels at September 30, 1998, with all other variables held constant.

  Foreign Exchange Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Deutschmarks and Japanese Yen. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at September 30, 1998, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in energy purchase obligations, gold options and other investments. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% in the value of the underlying commodities.

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

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

   (a) Exhibits--

          (3.1) By-Laws.
         (10.1) Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action.
         (10.2) Florida Fee Payment Agreement dated September 11, 1998, regarding the payment of attorney's fees.
         (27.1) Financial Data Schedule for the nine months ended September 30, 1998.
         (99.1) Proposed Master Settlement Agreement relating to state health care cost recovery claims.

   (b) Current reports on Form 8-K--There were no reports on Form 8-K filed for three months ended September 30, 1998.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: November 16, 1998                           By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)