Form 10-K405
period 1998-12-31
LOEWS CORP
filed 1999-03-31
CIK 60086

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

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

                  Yes    X                         No
                      --------                        --------

  As at March 19, 1999, 111,247,600 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $6,130,368,000.

                      Documents Incorporated by Reference:

  Portions of the Loews Corporation Notice of Annual Meeting of Stockholders and Proxy Statement dated March 26, 1999 are incorporated by reference into
Part III. (Registrant intends to file a definitive proxy statement with the Commission prior to April 30, 1999.)

==============================================================================

                                LOEWS CORPORATION

                             INDEX TO ANNUAL REPORT ON
                              FORM 10-K FILED WITH THE
                         SECURITIES AND EXCHANGE COMMISSION

                        For the Year Ended December 31, 1998

Item                                                                      Page
 No.                                PART I                                 No.
----                                                                      ----
  1   BUSINESS ..........................................................    3
        CNA Financial Corporation .......................................    3
        Lorillard, Inc. .................................................   11
        Loews Hotels Holding Corporation ................................   20
        Diamond Offshore Drilling, Inc. .................................   21
        Bulova Corporation ..............................................   24
        Other Interests .................................................   24
  2   PROPERTIES ........................................................   25
  3   LEGAL PROCEEDINGS .................................................   25
  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   46
      EXECUTIVE OFFICERS OF THE REGISTRANT ..............................   46

                                    PART II

  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS ..........................................................   47
  6   SELECTED FINANCIAL DATA ...........................................   48
  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS ............................................   49
  7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........   72
  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................   75
  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE .............................................  118

                                    PART III

        Information called for by Part III has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy
      Statement pursuant to Regulation 14A.

                                    PART IV

 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ...  118


                                    PART I

Item 1. Business.

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 85% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 52% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary).

  Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  Information relating to the major business segments from which the Company's consolidated revenues and income are derived is contained in Note 18 of the Notes to Consolidated Financial Statements, included in Item 8.

                            CNA FINANCIAL CORPORATION

  CNA Financial Corporation ("CNA") was incorporated in 1967 and is the parent company of Continental Casualty Company ("CCC"), incorporated in 1897, and Continental Assurance Company ("CAC") incorporated in 1911. On May 10, 1995, CNA acquired The Continental Corporation ("CIC"). CIC, a New York corporation incorporated in 1968, is an insurance holding company. Its principal subsidiary, The Continental Insurance Company, was organized in 1853.

  CNA is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies. CNA's property/casualty insurance operations are conducted by CCC and its affiliates, and CIC and its affiliates. Life insurance operations are conducted by CAC and its life insurance affiliates. CNA's principal market for insurance products is the United States. CNA accounted for 80.51%, 84.77% and 83.10% of the Company's consolidated total revenue for the years ended December 31, 1998, 1997 and 1996, respectively.

  CNA conducts its operations through the following operating segments:
Property and Casualty Operations, Group Operations, Life Operations and Other Insurance Operations. Property and Casualty Operations are comprised of the following operating units: Agency Market Operations, Specialty Operations, Reinsurance Operations, Global Operations, and Risk Management. CNA's operating segments are briefly described below:

Property and Casualty Operations

  Agency Market Operations offer to businesses and individuals a wide range of property/casualty products and services distributed through independent agency networks. Business products include workers' compensation, commercial package, general liability and commercial auto, and a variety of creative risk management services. Products for individuals are primarily personal auto and homeowners insurance.

  Specialty Operations provide a broad array of professional, financial and specialty property/casualty products and services distributed through a network of brokers, managing general agencies, and independent agencies. Specialty Operations provide solutions for managing the risks of architects, engineers, lawyers, healthcare professionals, financial intermediaries and corporate directors and officers.

  CNA Re operates globally as a reinsurer and in the broker market, offering both treaty and facultative products through major offices in London and Chicago. CNA Re's operations include the business of CNA Reinsurance Company, Limited, a U.K. company, and U.S. operations based in Chicago. Major products are traditional treaty reinsurance, with developing positions in facultative and financial reinsurance. CNA Re also participates in Lloyd's of London through corporate syndicates.

  Global Operations provide products and services to U.S.-based customers, customers expanding overseas and foreign customers. Product distribution is primarily through brokers and independent agents. The major product lines include marine, casualty, commercial and contract surety, warranty and specialty products, as well as commercial property and casualty.

  Risk Management markets insurance products and services to large U.S.-based companies. These customers have a minimum of $1 million or more in casualty claims each year, and it is estimated that there are approximately 8,500 companies within this market segment.

Group Operations

  Group Operations provide a broad array of group life and health insurance products and services to employers, affinity groups and other entities that purchase insurance as a group. Its products and services are primarily distributed through brokers. In addition, Group Operations provide health insurance to postal and other federal employees, retirees and their families. Group Operations also provide managed care and self-funded medical excess insurance, medical provider network management and administration services, and reinsurance for life and health insurers.

Life Operations

  Life Operations provide financial protection to individuals through a full product line of term life insurance, universal life insurance, long-term care insurance, annuities and other products. Life Operations also provide retirement services to institutions in the form of various investment products and administration services. Life Operations distributes its products through various relationships and partnerships, including managing general agencies, other independent agencies working with CNA life sales offices, a network of brokers and dealers, and various other independent insurance consultants.

Other Insurance Operations

  Other Insurance Operations include corporate borrowings of CNA and related interest expense, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation and financial guarantee insurance contracts. In addition, Other Insurance Operations include the operations of Agency Management Systems, Inc., an information technology and agency software development subsidiary, and other non-insurance operations.

  The following table sets forth supplementary insurance data:

Year Ended December 31                         1998          1997        1996
------------------------------------------------------------------------------
(In millions of dollars, except ratio information)

Trade Ratios - GAAP basis (a):
  Loss ratio ..........................        80.8%         77.1%       76.4%
  Expense ratio .......................        32.8          31.3        30.9
  Combined ratio (before policyholder
   dividends) .........................       113.6         108.4       107.3
  Policyholder dividend ratio .........         1.1            .5         1.6

Trade Ratios - Statutory basis (a):
  Loss ratio ..........................        81.5%         77.5%       76.8%
  Expense ratio .......................        32.7          30.7        30.6
  Combined ratio (before policyholder
   dividends) .........................       114.2         108.2       107.4
  Policyholder dividend ratio .........         1.0            .8         1.4

Gross Life Insurance In-Force:
  Group ...............................  $317,720.0    $239,843.0  $172,213.0
  Life (c) ............................    76,674.0      71,755.0    64,796.0
------------------------------------------------------------------------------
                                         $394,394.0    $311,598.0  $237,009.0
==============================================================================

Other Data-Statutory basis (b):
  Property/Casualty capital and surplus
   (d) ................................  $  7,593.0    $  7,123.0  $  6,349.0
  Life capital and surplus ............     1,109.0       1,223.0     1,163.0
  Written to surplus ratio ............         1.4           1.4         1.6
  Capital and surplus-percent of total
   liabilities ........................        20.5%         22.4%       25.5%
  Participating policyholders-percent
   of gross life insurance in force ...          .5%           .7%         .5%

----------------
  (a) Trade ratios are industry measures of property/casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. Under generally accepted accounting principles, the expense ratio is the percentage of underwriting expenses, including the change in deferred acquisition costs, to premiums earned. Under statutory accounting principles, the expense ratio is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio is the sum of the loss and expense ratios. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

  (b) Other data is determined on the statutory basis of accounting. Dividends of $423.0, $175.0 and $545.0 million were paid to CNA by CCC in 1998, 1997 and 1996, respectively. Insurance subsidiaries have received, or will receive, reimbursement from CNA for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses of $187.0, $217.0 and $223.0 million in 1998, 1997 and 1996, respectively. Life statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the statutorily required Asset Valuation and Interest Maintenance Reserves as surplus.

  (c) Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in force, were 14.7%, 6.4% and 7.2% in 1998, 1997 and 1996, respectively.

  (d) Surplus includes equity of property/casualty companies' ownership in life insurance subsidiaries.

  The following table displays the distribution of gross written premium for CNA's property/casualty operations:


Year Ended December 31                        1998         1997         1996
------------------------------------------------------------------------------

New York ...............................       9.5%         9.9%         9.3%
California .............................       8.2          8.8          8.5
Texas ..................................       6.0          6.2          6.0
Pennsylvania ...........................       4.7          5.1          4.9
Florida ................................       4.6          4.8          4.2
Illinois ...............................       4.5          4.4          5.3
New Jersey .............................       4.4          4.3          4.1
All other states, countries or political
 subdivisions (a) ......................      48.0         48.0         46.8
Reinsurance assumed:
  Voluntary ............................       9.1          9.7          9.1
  Involuntary ..........................       1.0         (1.2)         1.8
------------------------------------------------------------------------------
                                             100.0%       100.0%       100.0%
==============================================================================
---------------
  (a) No other state, country or political subdivision accounts for more than
3.0% of gross written premium.

 Approximately 96% of CNA's premiums are derived from the United States.
Premiums from any individual foreign county are not significant.

  The following loss reserve development table illustrates the change over time of reserves established for property/casualty claim and claim expenses at the end of various calendar years for CNA's property/casualty operations. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows reestimates of the original recorded reserve as of the end of each successive year which is the result of CNA's property/casualty insurance subsidiaries' expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

  The loss reserve development table for property/casualty operations is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

                                          Schedule of Property/Casualty Loss Reserve Development
-----------------------------------------------------------------------------------------------------------
Year Ended December 31     1988   1989    1990    1991    1992   1993   1994    1995    1996    1997   1998
                             (a)    (a)     (a)     (a)     (a)    (a)    (b)     (c)             (d)    (e)
-----------------------------------------------------------------------------------------------------------
(In millions of dollars)

Gross reserves for
 unpaid claim and
 claim expenses  ......        -       -  16,530  17,712  20,034 20,812 21,639  31,044 29,395 28,571 28,355
Ceded recoverable .....        -       -   3,440   3,297   2,867  2,491  2,705   6,089  5,660  5,326  5,424
-----------------------------------------------------------------------------------------------------------
Net reserves for
 unpaid claim and
 claim expenses .......    9,552  11,267  13,090  14,415  17,167 18,321 18,934  24,955 23,735 23,245 22,931
Cumulative-net paid as
 of:
  One year later ......    2,040   2,670   3,285   3,411   3,706  3,629  3,656   6,510  5,851  5,954      -
  Two years later .....    3,622   4,724   5,623   6,024   6,354  6,143  7,087  10,485  9,796      -      -
  Three years later ...    4,977   6,294   7,490   7,946   8,121  8,764  9,195  13,363      -      -      -
  Four years later ....    6,078   7,534   8,845   9,218  10,241 10,318 10,624       -      -      -      -
  Five years later ....    6,960   8,485   9,726  10,950  11,461 22,489      -       -      -      -      -
  Six years later .....    7,682   9,108  11,207  11,951  12,308      -      -       -      -      -      -
  Seven years later ...    8,142  10,393  12,023  12,639       -      -      -       -      -      -      -
  Eight years later ...    9,303  11,086  12,592       -       -      -      -       -      -      -      -
  Nine years later ....    9,924  11,563       -       -       -      -      -       -      -      -      -
  Ten years later .....   10,342       -       -       -       -      -      -       -      -      -      -
Net reserves
 re-estimated as of:
  End of initial year .    9,552  11,267  13,090  14,415  17,167 18,321 18,934  24,955 23,735 23,245 22,931
  One year later ......    9,737  11,336  12,984  16,032  17,757 18,250 18,922  24,864 23,479 23,508      -
  Two years later .....    9,781  11,371  14,693  16,810  17,728 18,125 18,500  24,294 23,140      -      -
  Three years later ...    9,796  13,098  15,737  16,944  17,823 17,868 18,008  23,814      -      -      -
  Four years later ....   11,471  14,118  15,977  17,376  17,765 17,511 17,354       -      -      -      -
  Five years later ....   12,496  14,396  16,440  17,329  17,560 17,082      -       -      -      -      -
  Six years later .....   12,742  14,811  16,430  17,293  17,285      -      -       -      -      -      -
  Seven years later ...   13,167  14,810  16,551  17,069       -      -      -       -      -      -      -
  Eight years later ...   13,174  14,995  16,487       -       -      -      -       -      -      -      -
  Nine years later ....   13,396  14,973       -       -       -      -      -       -      -      -      -
  Ten years later .....   13,431       -       -       -       -      -      -       -      -      -      -
-----------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (3,879) (3,706) (3,397) (2,654)   (118) 1,239  1,580   1,141    595   (263)     -
===========================================================================================================
Reconciliation to
 gross re-estimated
 reserves:
   Net reserves
    re-estimated ......   13,431  14,973  16,487  17,069  17,285 17,082 17,354  23,814 23,140 23,508      -
   Re-estimated ceded
    recoverable .......        -       -   3,339   3,173   2,714  2,287  2,480   6,420  5,940  5,646      -
-----------------------------------------------------------------------------------------------------------
Total gross
 re-estimated reserves         -       -  19,826  20,242  19,999 19,369 19,834  30,234 29,080 29,154      -
===========================================================================================================
Net (deficiency)
 redundancy related to:
  Asbestos claims .....   (3,190) (3,092) (2,958) (2,911) (1,222)  (622)  (587)   (399)  (348)  (243)     -
  Environmental claims    (1,013)   (988)   (981)   (937)   (894)  (451)  (279)   (289)  (226)  (227)     -
-----------------------------------------------------------------------------------------------------------
  Total asbestos and
   environmental ......   (4,203) (4,080) (3,939) (3,848) (2,116)(1,073)  (866)   (688)  (574)  (470)     -
  Other claims ........      324     374     542   1,194   1,998  2,312  2,446   1,829  1,169    207      -
-----------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (3,879) (3,706) (3,397) (2,654)   (118) 1,239  1,580   1,141    595   (263)     -
===========================================================================================================
----------------
(a) Reflects reserves of CNA's property and casualty insurance subsidiaries, excluding CIC reserves which were acquired on May 10, 1995. Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves reestimated as of subsequent years)
does not include CIC.

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

(d) Includes net and gross reserves of acquired companies of $57 and $64 million, respectively.

(e) Includes net and gross reserves of acquired companies of $122 and $223 million, respectively.

  See Notes 1 and 7 of the Notes to Consolidated Financial Statements, included in Item 8, for information regarding property/casualty claim and claim adjustment expenses including reserve development for asbestos and environmental claims.

                                 INVESTMENTS

  See Note 2 of the Notes to Consolidated Financial Statements, included in
Item 8, for information regarding the investment portfolio.

  At December 31, 1998 CNA had an approximately 25% ownership interest in C.W. Investments Limited Partnership ("CWI") with a carrying value of approximately $25 million. CNA accounted for CWI under the equity method. CWI was the sole shareholder of Canary Wharf Group P.L.C. ("CWG").

  On March 25, 1999, CWG shares were sold in an initial public offering ("IPO") at a price of 3.30 British Pounds per share and listed on the London Stock Exchange. As a result of the IPO, CNA will receive approximately 100 million shares of CWG stock and approximately $143 million in cash. After completion of the transaction, CNA will own approximately 15% of the outstanding stock of CWG. CNA will account for its ownership in CWG as an available-for-sale security with a carrying value of approximately $535 million (based upon the IPO price of 3.30 British Pounds).

  Additionally the original investors, including CNA, have entered into a lock-up agreement with the underwriters, under which they may not sell their shares of CWG until September 30, 1999.

                                    OTHER

  Competition: All aspects of the insurance business are highly competitive. CNA competes with a large number of stock and mutual insurance companies and other entities for both producers and customers and must continuously allocate resources to refine and improve insurance products and services. There are approximately 3,400 individual companies that sell property/casualty insurance in the United States. CNA's consolidated property/casualty subsidiaries ranked as the third largest property/casualty insurance organization based upon 1997 statutory net written premium. There are approximately 1,600 companies selling life insurance in the United States. CAC is ranked as the thirty-second largest life insurance organization based on 1997 consolidated statutory premium volume.

  Dividends by Insurance Subsidiaries: The payment of dividends to CNA by its insurance affiliates without prior approval of the affiliates' domiciliary state insurance commissioners is limited to amounts determined by formula in accordance with the accounting practices prescribed or permitted by each state's insurance departments. This formula varies by state. The formula used by the majority of states provides that the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment is available to dividend to the parent. Some states, however, have an additional stipulation that dividends cannot exceed the prior year's surplus. Based upon the formulas applied by the respective domiciliary states of the operating companies, approximately $663.0 million in dividends can be paid to CNA by its insurance affiliates in 1999 without prior approval. All dividends must be reported to the domiciliary insurance department prior to declaration and payment.

  Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports, regulating solvency and the type and amount of investments permitted. Such regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulator, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.

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

  Reform of the nation's tort liability system is another issue facing the insurance industry. Although federal standards would create more uniform laws, tort reform supporters still look primarily to the states for passage of reform measures. Over the last decade, many states have passed some type of reform, but more recently, a number of state courts have modified or overturned these reforms. Additionally, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. Continued unpredictability in the law means that insurance underwriting and rating is difficult in commercial lines, professional liability and some specialty coverages.

  Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance business in a variety of ways. These initiatives include tort reform proposals; measures to limit Year 2000 liability; proposals to overhaul the Superfund hazardous waste removal and liability statute; financial services modernization legislation, which includes provisions to remove barriers that prevent banks from engaging in the insurance business; and various tax proposals affecting insurance companies.

  In 1998, federal legislation to provide a new and comprehensive framework for affiliation and regulation of the banking, insurance and securities industries was passed by the House of Representatives but not by the Senate. Congress is expected to continue efforts to enact legislation in the financial services area. This legislation could result in significant regulatory changes in the financial services industry.

  Environmental clean-up remains the subject of both federal and state regulation. For the last several years Congress and the Executive branch have failed to reach an agreement on ways to overhaul the federal Superfund hazardous waste program. The legislative stalemate is the result of a failure by Superfund stakeholders and Congress to reach a compromise on clean-up standards, the repeal of retroactive liability and methodology for financing future clean-up costs. Although Superfund reform continues to be listed as one of Congress' legislative priorities, at this time it is unclear if any reform will be enacted. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues concerning clean-up of hazardous waste. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. See Note 7 of the Notes to Consolidated Financial Statements, included in Item 8, for further discussion.

  In recent years, increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress resulted in the National Association of Insurance Commissioners developing industry minimum Risk-Based Capital ("RBC") requirements. The RBC requirements establish a formal state accreditation process designed to regulate for solvency more closely, minimize the diversity of approved statutory accounting and actuarial practices, and increase the annual statutory statement disclosure requirements.

  The RBC formulas are designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding actions that the state insurance departments should initiate. The level of capital adequacy below which insurance departments would take action is defined as the Company Action Level. As of December 31, 1998, all of CNA's property/casualty and life insurance affiliates have adjusted capital amounts in excess of Company Action Levels.

  Reinsurance: See Notes 1 and 16 of the Notes to Consolidated Financial Statements, included in Item 8, for information related to CNA's reinsurance business.

  Properties: CNA Plaza, owned by Continental Assurance Company, serves as the executive office for CNA and its insurance subsidiaries. An adjacent building (located at 55 E. Jackson Blvd.), jointly owned by Continental Casualty Company and Continental Assurance Company, is partially situated on grounds under leases expiring in 2058. Approximately 15% of the adjacent building is rented to non-affiliates. CNA leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA:



                                  Size
 Location                     (square feet)                         Principal Usage
------------------------------------------------------------------------------------------------
Owned:
  CNA Plaza                     1,144,378              Principal Executive Offices of CNA
  333 S. Wabash
  Chicago, Illinois

  180 Maiden Lane               1,091,570              Property/Casualty Insurance Offices
  New York, New York

  55 E. Jackson Blvd.             440,292              Principal Executive Offices of CNA
  Chicago, Illinois

  401 Penn Street                 254,589              Property/Casualty Insurance Offices
  Reading, Pennsylvania

  100 CNA Drive                   251,363              Life Insurance Offices
  Nashville, Tennessee

  1110 Ward Avenue                186,687              Property/Casualty Insurance Offices
  Honolulu, Hawaii

Leased:
  7361 Calhoun Place              224,725              Life Insurance Offices
  Rockville, Maryland

  200 S. Wacker Drive             265,727              Property/Casualty Insurance Offices
  Chicago, Illinois

  1111 E. Broad St.               225,470              Property/Casualty Insurance Offices
  Columbus, Ohio

  3501 State Highway 66           183,184              Property/Casualty Insurance Offices
  Neptune, New Jersey

  2405 Lucien Way                 178,744              Property/Casualty Insurance Offices
  Maitland, Florida

  333 Glen Street                 164,032              Property/Casualty Insurance Offices
  Glen Falls, New York

  1100 Cornwall Road              147,884              Property/Casualty Insurance Offices
  Monmouth Junction, New Jersey

  600 North Pearl Street          139,151              Property/Casualty Insurance Offices
  Dallas, Texas

                                LORILLARD, INC.

  The Company's wholly owned subsidiary, Lorillard, Inc. ("Lorillard"), is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent, True and Maverick. Lorillard's largest selling brand is Newport, which accounted for approximately 77% of Lorillard's sales in 1998.

  Substantially all of Lorillard's sales are in the United States. Lorillard's major trademarks outside of the United States were sold in 1977. Lorillard accounted for 13.51%, 12.00% and 10.95% of the Company's consolidated total revenue for the years ended December 31, 1998, 1997 and 1996, respectively.

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

SETTLEMENT OF STATE REIMBURSEMENT LITIGATION

  On November 23, 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the "Original Participating Manufacturers" and, together with Liggett Group, Inc. and any other tobacco product manufacturer that becomes a signatory, (the "Participating Manufacturers") entered into a Master Settlement Agreement (the "Master Settlement Agreement") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states. The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota.

  The Master Settlement Agreement is subject to final judicial approval in each of the Settling States. In the Company's opinion, as of March 22, 1999, approximately 40 Settling States have achieved final judicial approval. If a Settling State does not obtain final judicial approval by December 31, 2001, the Master Settlement Agreement will be terminated with respect to such state. The Master Settlement Agreement, however, will remain in effect as to each Settling State in which final judicial approval is obtained. The Master Settlement Agreement provides that it is not an admission, concession or evidence of any liability or wrongdoing on the part of any party, and was entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

  The Master Settlement Agreement has been filed as an Exhibit to the Company's Report on Form 8-K dated November 23, 1998, as amended, and the following summary of the Master Settlement Agreement is qualified by reference thereto. See also Management's Discussion and Analysis - Results of Operations, "Settlement of State Reimbursement Litigation" included in Item 7.

Advertising and Marketing Restrictions

  The Master Settlement Agreement restricts tobacco product advertising and marketing within the Settling States and otherwise restricts the activities of Participating Manufacturers. Among other things, it:

     (i) prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products;

    (ii) bans the use of cartoon characters in all tobacco advertising and promotion;

   (iii) limits each Participating Manufacturer to one tobacco brand name sponsorship during any twelve-month period, which may not include major team sports or events in which the intended audience includes a significant percentage of youth;

    (iv) bans all outdoor advertising of tobacco products with the exception of small signs at retail establishments that sell tobacco products;

     (v) prohibits payments for tobacco product placement in various media;

    (vi) bans Participating Manufacturers from offering or selling non-tobacco apparel and other merchandise that bears a tobacco brand name, subject to specified exceptions;

   (vii) prohibits the distribution of free samples of tobacco products except within an adult-only facility;

  (viii) bans gift offers based on the purchase of tobacco products without sufficient proof that the intended gift recipient is an adult;

    (ix) prohibits each Participating Manufacturer from authorizing third parties to advertise such manufacturer's tobacco brand names in any manner prohibited under the Master Settlement Agreement to that manufacturer itself;

     (x) prohibits Participating Manufacturers from using as a tobacco product brand name any nationally recognized non-tobacco brand or trade name or the names of sports teams, entertainment groups or individual celebrities, subject to specified exceptions;

    (xi) prohibits Participating Manufacturers from selling or manufacturing packs containing fewer than twenty cigarettes through December 31, 2001;

   (xii) requires Participating Manufacturers to affirm corporate principles to comply with the Master Settlement Agreement and to reduce underage usage of tobacco products; and

  (xiii) provides for the dissolution of the Council for Tobacco Research - U.S.A., Inc., The Tobacco Institute, Inc. and the Center for Indoor Air Research, Inc. and establishes rules for the regulation and oversight of any new tobacco-related trade association.

Industry Payments

  Initial Payments. The Original Participating Manufacturers have paid $2.4 billion on December 28, 1998 into an account to be held in escrow until final approval has occurred in a sufficient number of Settling States as described in the Master Settlement Agreement. This payment was allocated among the Original Participating Manufacturers based on their relative market capitalization (as stated in Exhibit K of the Master Settlement Agreement) and will be reduced by a percentage allocated to any states that do not receive final judicial approval of the Master Settlement Agreement. Lorillard's share of this payment was $175.2 million. The Original Participating Manufacturers will also pay approximately $2.5 billion on January 10, 2000; $2.5 billion on January 10, 2001; $2.6 billion on January 10, 2002 and $2.7 billion on January 10, 2003.

  Payments to Foundation. The Original Participating Manufacturers will also make payments to fund a national foundation to be established by the National Association of Attorneys General to conduct educational programs to counter underage tobacco use, to educate consumers about the cause and prevention of diseases associated with the use of tobacco products and to engage in specified related activities other than political or lobbying activities. On March 31, 1999 and on each March 31 for the subsequent nine years, the Original Participating Manufacturers will pay $25.0 million to fund the foundation. In addition, the Original Participating Manufacturers will make further payments for the benefit of a national public education fund established by the foundation in the amounts of $250.0 million on March 31, 1999 and $300.0 million on March 31 of 2000, 2001, 2002 and 2003. The $300.0 million payments are to be held in escrow until final judicial approval of the Master Settlement Agreement has occurred in a sufficient number of Settling States, as described in the Master Settlement Agreement.

  Beginning in 2004, the Original Participating Manufacturers will pay a $300.0 million payment each year for the benefit of the national public education fund if the Participating Manufacturers have an aggregate share of all domestic cigarette shipments for such year equal to or greater than 99.05%.

  Payment to Enforcement Fund. On March 31, 1999, the Original Participating Manufacturers will pay $50.0 million for the benefit of a fund to be established by the National Association of Attorneys General to provide for the enforcement and implementation of the Master Settlement Agreement and the investigation and litigation of potential violations of laws with respect to tobacco products.

  Annual and Strategic Contribution Payments. On April 15, 2000 and on each April 15 thereafter, the Original Participating Manufacturers will pay the following amounts (subject to adjustment as described below):

                     2000                     $4.5 billion
                     2001                     $5.0 billion
                   2002-2003                  $6.5 billion
                   2004-2007                  $8.0 billion
                   2008-2017                  $8.1 billion
          2018 and each year thereafter       $9.0 billion

  In addition to the foregoing annual payments, the Original Participating Manufacturers will pay strategic contribution payments of $861.0 million on April 15, 2008 and on each April 15 thereafter through 2017.

  All payments described above (other than the first initial payment) will be allocated among the Original Participating Manufacturers based on their relative unit volume of domestic cigarette shipments, will be reduced by a percentage allocated to any states that do not receive final judicial approval of the Master Settlement Agreement, and (other than the March 31, 1999 foundation payment) will be adjusted for inflation and changes in the unit volume of domestic cigarette shipments. The annual payments will also be reduced by a percentage allocated to those states (Mississippi, Florida, Texas and Minnesota) that have previously settled similar claims with the leading tobacco companies. The annual and strategic contribution payments will also be subject to adjustment and offset as described in the Master Settlement Agreement to compensate Participating Manufacturers in the event of a loss of market share to tobacco manufacturers that refuse to sign the Master Settlement Agreement, to account for the effect of any potential federal legislation which would provide for specified compensation to the Settling States and to account for the effect of any claims that fail to be effectively released as contemplated under the Master Settlement Agreement.

  Costs and Attorneys Fees. The Original Participating Manufacturers will reimburse the Settling States and other specified governmental entities for reasonable costs and expenses incurred in connection with the settled claims and for time reasonably expended by their attorneys and paralegals in connection with the settled actions, subject to an aggregate cap of $150.0 million. These payments will be allocated among the Original Participating Manufacturers on the basis of relative unit volume of domestic cigarette shipments.

  The Original Participating Manufacturers will also pay the reasonable fees of outside counsel representing the Settling States and other specified governmental entities. The Original Participating Manufacturers will offer to liquidate such fees and, to the extent such offers are accepted, will pay such fees over five years, beginning in 1999, subject to an annual aggregate cap of $250.0 million. The fees of attorneys who do not accept such offers will be set by a panel of arbitrators and, together with the fees of attorneys representing certain other state and class actions, will be subject to a separate and additional nationwide annual cap of $500.0 million. Amounts owed in a particular year that could not be paid because of the cap will be rolled over to the next year. All such payments to outside counsel will be allocated among the Original Participating Manufacturers on the basis of relative unit volume of domestic cigarette shipments. On December 10, 1998, the panel of arbitrators appointed by the Original Participating Manufacturers and outside counsel in the States of Mississippi, Florida and Texas awarded attorneys' fees of $1.4 billion, $3.4 billion and $3.3 billion, respectively, to attorneys in those States. The awards by those Panels included a provision allowing the payments to be increased annually by a factor of 3% to account for inflation. The Original Participating Manufacturers and the outside counsel for the States of Mississippi and Florida have agreed that the Panels were not authorized to award the annual inflation adjustment pursuant to the terms of the Master Settlement Agreement, and such adjustment will not be applied. The Original Participating Manufacturers and the outside counsel for the state of Texas have also agreed that the annual inflation adjustment was not appropriately awarded by the panel, and the panel has modified its decision accordingly.

  Payment Responsibility. The payment obligations under the Master Settlement Agreement are the several and not joint obligations of each Participating Manufacturer and are not the responsibility of any affiliate of a Participating Manufacturer.

Most Favored Nation Provisions

  If before October 1, 2000, a Participating Manufacturer enters into any settlement agreement of similar litigation with a non-federal, non-foreign governmental plaintiff on terms more favorable than the overall terms of the Master Settlement Agreement, then the Settling States will obtain treatment with respect to such Participating Manufacturer at least as relatively favorable as such governmental plaintiff obtained. The Master Settlement Agreement does not require adjustment to reflect more favorable economic terms pursuant to settlements reached after a jury is empaneled or in other specified circumstances.

  If on or after October 1, 2000, a Participating Manufacturer enters into any future settlement agreement of similar litigation with a non-federal, non-foreign governmental plaintiff on non-economic terms more favorable than the non-economic terms of the Master Settlement Agreement, and such future settlement agreement contains terms related to marketing or distributing tobacco products or other such non-economic terms not contained in the Master Settlement Agreement, then the Master Settlement Agreement will be revised with respect to that Participating Manufacturer to include such terms if the Settling States so desire.

  In the event that any Settling State resolves by settlement similar claims against any non-participating manufacturer on overall terms more favorable to such non-participating manufacturer than those of the Master Settlement Agreement, including terms related to marketing or distributing tobacco products or providing a lower settlement cost per pack of cigarettes sold, the Participating Manufacturers will obtain, with respect to such Settling State, overall terms at least as relatively favorable.

Scope of Release

  Each Settling State and its agencies, subdivisions and officials, as well as other releasing parties as specified in the Master Settlement Agreement, will release all Participating Manufacturers and their related parties, retailers, and distributors, and other released parties as specified in the Master Settlement Agreement: (i) with respect to past conduct, from any civil claims related to the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, to the exposure to, or to research, statements or warnings regarding, tobacco products (with the exception of certain specified tax or license-fee related claims); and (ii) with respect to future conduct, from monetary civil claims related to the use of or exposure to tobacco products manufactured in the ordinary course of business, including claims for reimbursement of health care costs allegedly associated with the use of or exposure to tobacco products.

Brand Transfers

  No Original Participating Manufacturer may sell or transfer any of its cigarette brands, businesses or product formulas (except for use exclusively outside the United States) to an entity that is not an Original Participating Manufacturer unless such entity agrees to assume the obligations of an Original Participating Manufacturer with respect to such sold or transferred cigarette brand, business or product formula.

Tobacco Growers

  The Participating Manufacturers have also, as part of the Master Settlement Agreement, committed to work cooperatively with the tobacco grower community to address concerns about the potential adverse economic impact on that community and have met with the political leadership of states with grower communities to address those economic concerns. On January 21, 1999, the Original Participating Manufacturers reached an agreement in principle to establish a $5.2 billion trust fund payable over 12 years to compensate the tobacco growing communities in 11 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris will pay more than its market share in the first year of the agreement but will have its payment obligations reduced in years 11 and 12 to make up for the overpayment. Lorillard's payments under the agreement will total approximately $515.0 million, including a payment of $16.0 million in 1999. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and for the effect of any new increases in state or federal excise taxes on tobacco products which benefits the growing community.

EFFORTS TO REACH A SETTLEMENT OF TOBACCO CLAIMS THROUGH FEDERAL LEGISLATION

  On June 20, 1997, Lorillard, together with other companies in the United States tobacco industry, entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings, incorporating the features described in the proposed resolution attached to the Memorandum of Understanding (together, the "Proposed Resolution"). The Proposed Resolution would have permitted extensive regulation of the industry by the Food and Drug Administration ("FDA") and would have imposed large monetary obligations on the industry to be paid to the federal government and to the states. The Proposed Resolution would have required the manufacturers to sign private contracts, or Protocols, which embody significant restrictions on the industry's commercial free speech and advertising. In return, the Proposed Resolution would have resolved much of the industry's litigation and established a rational litigation system for future lawsuits. The Proposed Resolution, by the nature of its terms, could be implemented only by federal legislation.

  After the Proposed Resolution was announced, it became the subject of intense review and criticism by the White House, the public health community, and other interested parties. Over 50 bills were introduced in the 105th Congress regarding the issues raised in the Proposed Resolution, many of which sought more stringent regulation of tobacco products by the FDA and more punitive monetary payments by the companies. On April 18, 1998, Lorillard, along with the other signatory companies to the Proposed Resolution, announced a withdrawal from the legislative process relating to enactment of a comprehensive tobacco settlement. After much debate, Congress adjourned in 1998 without taking action on the Proposed Resolution.

  On January 19, 1999, President Clinton announced in the annual State of the Union address that the U.S. Department of Justice was preparing to sue the nation's leading tobacco companies to recover smoking-related medical costs incurred under the federal Medicare program, at Veterans Administration and military base hospitals, Native American Medical programs and the Federal Employee Health Benefits program. Recent press reports have indicated that the Justice Department has formed a task force to study the issue, and has requested funding to commence a suit or a series of suits, or to intervene in existing lawsuits, against the tobacco industry. The federal government's claim will purportedly be based on the Medical Care Recovery Act, a federal statute which allegedly permits the federal government to recover from those who commit a wrongful act that causes the federal government to pay health care costs, and/or the Medicare Secondary Payer Act, which may allow the United States to recover for injury caused to Medicare recipients. Lorillard has no independent confirmation from anyone in the federal government that such a suit will be filed, or where or when it may be filed. Lorillard believes it has strong defenses to such an action and intends to vigorously defend against any such suit or suits which may be brought against it.

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

  Prior to the effective date of the Federal Comprehensive Smoking Education Act, federal law had, since 1965,

required that cigarette packaging bear a warning statement which from 1970 to 1985 was as follows: "Warning: The Surgeon General Has Determined That Cigarette Smoking Is Dangerous To Your Health." In addition, in 1972 Lorillard and other cigarette manufacturers had agreed, pursuant to consent orders entered into with the Federal Trade Commission ("FTC"), to include this health warning statement in print advertising, on billboards and on certain categories of point-of-sale display materials relating to cigarettes. Furthermore, advertising of cigarettes has been prohibited on radio and television since 1971.

  From time to time, bills have been introduced in Congress (in addition to the more than 50 bills discussed above, under "Efforts to Reach a Settlement of Tobacco Claims Through Federal Legislation"), among other things, to end or limit the price supports for leaf tobacco; to prohibit all tobacco advertising and promotion; to require new health warnings on cigarette packages and advertising; to subject cigarettes generally to regulation under the Consumer Products Safety Act or the Food, Drug and Cosmetics Act; to authorize the establishment of various anti-smoking education programs; to provide that current federal law should not be construed to relieve any person of liability under common or state law; to permit state and local governments to restrict the sale and distribution of cigarettes and the placement of billboard and transit advertising of tobacco products; to provide that cigarette advertising not be deductible as a business expense; to prohibit the mailing of unsolicited samples of cigarettes and otherwise to restrict the sale or distribution of cigarettes; to impose an additional excise tax on cigarettes; to require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing; and to subject cigarettes to regulation in various ways by the U.S. Department of Health and Human Services, including regulation by the FDA.

  In 1995, Congress passed legislation prohibiting the sale of cigarettes by vending machines on certain federal property, and the General Services Administration has published implementing regulations. In January 1996, the Substance Abuse and Mental Health Services Administration issued final regulations implementing a 1992 law (Section 1926 of the Public Health Service
Act), which requires the states to enforce their minimum sales-age laws as a condition of receiving federal substance abuse block grants.

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

  Lorillard and other cigarette manufacturers have filed a lawsuit in a United States District Court in North Carolina challenging the FDA's assertion of jurisdiction over cigarettes. The District Court held that the FDA has the authority to regulate tobacco products as medical devices under the Federal Food, Drug & Cosmetic Act, may impose restrictions regarding access to tobacco products by persons under the age of 18, and may impose labeling requirements on tobacco products' packaging. The Court, however, also held that the FDA is not authorized to regulate the promotion or advertisement of tobacco products. On August 14, 1998, the Fourth Circuit Court of Appeals overturned the District Court's decision, invalidating the FDA's assertion of authority over cigarettes and the FDA Regulations promulgated pursuant to that asserted authority. On January 19, 1999, the government filed a petition for certiorari to the U.S. Supreme Court, which remains pending.

  Effect of Master Settlement Agreement - As noted above (see "Settlement of State Reimbursement Litigation"), pursuant to the Master Settlement Agreement, Lorillard and the other major tobacco product manufacturers have agreed to various restrictions and limitations regarding the advertising, promotion and marketing of tobacco products in the Settling States.

  Environmental Tobacco Smoke - Studies with respect to the alleged health risk to nonsmokers of environmental tobacco smoke ("ETS") have received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that ETS puts nonsmokers at an increased risk of lung cancer and respiratory illness. In January 1993, the United States Environmental Protection Agency released a report (the "EPA Risk Assessment") concluding that ETS is a human lung carcinogen in adults, causes increased respiratory tract disease, middle ear disorders and increases the severity and frequency of asthma in children. Many other scientific papers on ETS have been published since the EPA report, with highly variable conclusions.

  In recent years, many federal, state, local and municipal governments and agencies, as well as private businesses, have adopted legislation or regulations which prohibit or restrict, or are intended to discourage, smoking, including legislation or regulations prohibiting or restricting smoking in various places such as public buildings and facilities, stores and restaurants, on domestic airline flights and in the workplace, and the sale of cigarettes in vending machines. This trend has increased significantly since the release of the EPA Risk Assessment. Additional laws, regulations and policies intended to prohibit, restrict or discourage smoking are being proposed or considered by various federal, state and local governments, agencies and private businesses with increasing frequency. In July 1998, a federal judge struck down EPA's scientific risk assessment in an opinion which is currently on appeal.

  In 1994, the Occupational Safety and Health Administration published a proposed rule on air quality in indoor workplaces. The proposed rule would require employers in the United States to prohibit smoking indoors or to restrict smoking to separate enclosed rooms exhausted directly to the outside. A period of public comment on the proposed rules has ended. Hearings on the proposed rules were conducted in late 1994 and early 1995. It is impossible at this time to predict whether or in what form the proposed rules will be adopted.

  Fire Safe Cigarettes - A 1984 federal law established a Technical Study Group to conduct a study and report to the Congress regarding the technical and commercial feasibility of developing cigarettes that will have a minimum propensity to ignite upholstered furniture or mattresses. The Technical Study Group concluded in 1987 that it was technically feasible and may be commercially feasible to develop such cigarettes. In accordance with a 1990 federal law the Consumer Product Safety Commission issued a report in August 1993, concluding, based on further research, that while it is practicable to develop a performance standard to reduce cigarette ignition propensity, it is unclear that such a standard will effectively address the number of cigarette ignited fires. Several states also have considered legislation authorizing or directing the establishment of cigarette fire-safety standards from time to time. Currently, New York, Oregon and Vermont are considering such legislation.

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

  In 1996, the cigarette and smokeless tobacco manufacturers filed suit in federal district court in Boston challenging the legislation. On December 10, 1997, the court issued a preliminary injunction, enjoining the required submission of ingredient data to the DPH. The requirement to submit the nicotine yield ratings and other information was not enjoined, and the cigarette and smokeless tobacco manufacturers submitted their data to the DPH on December 15, 1997 and again on December 1, 1998. The Commonwealth of Massachusetts appealed the district court's preliminary injunction, which was then upheld by the U.S. Court of Appeals for the First Circuit on November 6, 1998. The case in chief remains pending before the district court on cross motions for summary judgment.

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

  Advertising and Sales Promotion: Lorillard's principal brands are advertised and promoted extensively. Introduction of new brands, brand extensions and packings require the expenditures of substantial sums for advertising and sales promotion, with no assurance of consumer acceptance. The advertising media presently used by Lorillard include magazines, newspapers, out-of-home advertising, direct mail and point-of-sale display materials. Sales promotion activities are conducted by distribution of samples and store coupons, point-of-sale display advertising, advertising of promotions in print media, and personal contact with distributors, retailers and consumers. All of these activities would be severely affected by the new FDA Regulations (see "Food and Drug Administration Regulation of Tobacco Products," above). As noted above (see "Settlement of State Reimbursement Litigation"), pursuant to the Master Settlement Agreement, Lorillard and the other major tobacco product manufacturers have agreed to various restrictions and limitations regarding the advertising, promotion and marketing of tobacco products in the Settling States.

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

  Tobacco and Tobacco Prices: The two main classes of tobacco grown in the United States are flue-cured tobacco, grown mostly in Virginia, North Carolina, South Carolina, Georgia and Florida; and burley, grown mostly in Kentucky and Tennessee. Lorillard purchases flue-cured tobacco and burley tobacco for use in cigarettes. Most of the tobacco of these classes used by Lorillard is purchased by commission buyers at tobacco auctions. Lorillard also purchases various types of Near Eastern tobacco, grown principally in Turkey and other Near Eastern countries. In addition, Lorillard purchases substantial quantities of aged tobacco from various sources, including cooperatives financed under the Commodity Credit Corporation program, to supplement tobacco inventories.

  Due to the varying size and quality of annual crops and other economic factors, tobacco prices in the past have been subject to fluctuation. Among the economic factors are federal government control of acreage and poundage in the flue-cured producing areas and poundage control in the burley areas. These controls together with support prices have substantially affected the market prices of tobacco. The approximate average auction prices per pound for flue-cured tobacco were $1.720 in 1997 and $1.755 in 1998 and for burley tobacco were $1.885 in 1997 and $1.90 in 1998. The prices paid by Lorillard have generally been consistent with this trend. Lorillard believes that its current leaf inventories are adequately balanced for its present production requirements. Because the process of aging tobacco normally requires approximately two years, Lorillard at all times has on hand large quantities of leaf tobacco. See Note 1 of the Notes to Consolidated Financial Statements, included in Item 8, for inventory costing method.

  Prices: During 1998, Lorillard increased the wholesale price of its cigarettes by $31.75 per thousand in the aggregate, including an increase of $22.50 per thousand on November 23, 1998.

  Taxes: Federal excise taxes included in the price of cigarettes are $12.00 per thousand cigarettes ($0.24 per pack of 20 cigarettes). In August of 1997, the United States Congress approved and the President signed into law an increase in the federal excise tax on cigarettes of $7.50 per thousand cigarettes ($0.15 per pack of 20 cigarettes). This increase is phased in at a rate of $5.00 per thousand cigarettes in the year 2000 and an additional $2.50 per thousand cigarettes in the year 2002. Excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. The state taxes generally range from 2.5 cents to $1.00 per package of twenty cigarettes.

  Properties: The properties of Lorillard are employed principally in the processing and storage of tobacco and in the manufacture and storage of cigarettes. Its principal properties are owned in fee. With minor exceptions, all machinery used by Lorillard is owned by it. All properties are in good condition. Lorillard's manufacturing plant is located on approximately 79 acres in Greensboro, North Carolina. This 942,600 square foot plant contains modern high speed cigarette manufacturing machinery. A warehouse was added in early 1995 with shipping and receiving areas totaling 54,800 square feet. Lorillard also has facilities for receiving and storing leaf tobacco in Danville, Virginia, containing approximately 1,500,000 square feet. Lorillard's executive office is located in a 130,000 square-foot, four-story office building in Greensboro, North Carolina and a modern research facility containing approximately 82,000 square feet is also located in Greensboro. Lorillard also leases sales offices in major cities throughout the United States.

  Competition: Substantially all of Lorillard's products are sold within the United States in highly competitive markets where its principal competitors are the four other major U.S. cigarette manufacturers (Philip Morris, R.J. Reynolds ("RJR"), Brown & Williamson and Liggett Group). According to Management Science Associates (the "MSA Report"), the company used by the industry to process shipment data, in calendar year 1998 Lorillard ranked fourth in the industry with a 9.3% share of the market. Philip Morris and RJR accounted for approximately 50.0% and 24.3%, respectively, of the U.S. cigarette market.

  The following table sets forth cigarette sales in the United States by the industry and by Lorillard, as reported by the MSA Report. This table indicates the relative position of Lorillard in the industry:

                                             Industry     Lorillard  Lorillard
            Calendar Year                     (000)       (000)    to Industry
------------------------------------------------------------------------------
1998 .................................       455,212,000  42,111,000     9.3%
1997 .................................       477,701,000  41,831,000     8.8%
1996 .................................       483,151,000  40,405,000     8.4%

---------------
  The Bureau of Alcohol, Tobacco and Firearms reports Lorillard's share of total taxable factory removals of all cigarettes to be approximately 9.0%, 9.0% and 8.3% for 1998, 1997 and 1996, respectively.

  The MSA Report divides the cigarette market into two price segments, the full price segment and the discount or reduced price segment. According to the MSA Report, the reduced price segment share of market decreased from approximately 27.0% in 1997 to 26.2% in 1998. Virtually all of Lorillard's sales are in the full price segment where Lorillard's share amounted to approximately 11.0% in 1998 and 1997, according to the MSA Report.

                        LOEWS HOTELS HOLDING CORPORATION

  The subsidiaries of Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary of the Company, presently operate the following 15 hotels. Loews Hotels accounted for 1.14%, 1.10% and .98% of the Company's consolidated total revenue for the years ended December 31, 1998, 1997 and 1996, respectively.

                                     Number of
                                    Rooms (Year
   Name and Location                  Opened)                   Owned, Leased or Managed
------------------------------------------------------------------------------------------------
Loews Annapolis                         217                Owned
 Annapolis, Maryland                 (1986(2))

Loews Coronado Bay Resort               450                Management contract expiring 2011,
 San Diego, California                 (1991)              with renewal options for 10 years (3)

Loews Giorgio                           197                Owned
 Denver, Colorado                    (1986(2))

House of Blues, a Loews Hotel           367                Management contract expiring 2005 (3)
 Chicago, Illinois                     (1998)

Howard Johnson Hotel (1)                300                Owned
 New York, New York                    (1962)

Loews Le Concorde                       404                Land lease expiring 2069
 Quebec City, Canada                 (1974(2))

Loews L'Enfant Plaza                    372                Management contract expiring 2003 (3)
 Washington, D.C.                      (1973)

Loews Miami Beach Hotel                 800                Land lease expiring 2096
 Miami Beach, Florida                  (1998)

Loews New York                          765                Owned
 New York, New York                    (1961)

Days Hotel (1)                          366                Owned
 New York, New York                    (1962)

The Regency, a Loews Hotel              496                Land lease expiring 2013, with
 New York, New York                    (1963)              renewal option for 47 years

Loews Santa Monica Beach                350                Management contract expiring 2018,
 Santa Monica, California              (1989)              with renewal option for 5 years(3)

Loews Vanderbilt Plaza                  342                Owned
 Nashville, Tennessee                (1984(2))

Loews Ventana Canyon Resort             398                Management contract expiring 2004,
 Tucson, Arizona                       (1984)              with renewal options for 10 years (3)

Loews Hotel Vogue                       154                Owned
 Montreal, Canada                    (1990(2))

-------------
  (1) Operated by Loews Hotels under license agreements pursuant to which
      Loews Hotels pays royalty fees on sales, as defined in the agreements, for the use of the respective trade names, trademarks and other rights.
  (2) The Annapolis, Giorgio, Le Concorde, Vanderbilt Plaza, and Vogue Hotels
      were acquired by Loews Hotels in 1990, 1989, 1987, 1989 and 1995, respectively.
  (3) These management contracts are subject to termination rights.

  A Loews Hotels subsidiary has entered into an agreement to develop and construct three hotels having an aggregate of approximately 2,400 rooms at Universal Studios Escape, an approximately 840 acre world class entertainment resort in Orlando, Florida, as part of a joint venture with Universal Studios, Inc. and the Rank Group, Plc, owners of the resort. The hotels will be constructed on land leased by the joint venture from the resort's owners and operated by Loews Hotels. The first hotel, The Portofino Bay Hotel, a Loews Hotel is scheduled to open in the Fall of 1999. In addition, a Loews Hotels subsidiary has commenced conversion of an office building in Philadelphia, PA into the 585 room Loews Philadelphia Hotel; which is scheduled to open in early 2000. During 1998, Loews Hotels sold its leasehold interest in the Monte Carlo Hotel.

  The hotels which are operated by Loews Hotels contain shops, a variety of restaurants and lounges, and some contain parking facilities, swimming pools, tennis courts and access to golf courses.

  The hotels owned by Loews Hotels are subject to mortgage indebtedness aggregating approximately $120.4 million at December 31, 1998 with interest rates ranging from 6.7% to 9.0% and maturing between 1999 and 2028. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $6.3 million for the year ended December 31, 1998.

  Competition from other hotels, motor hotels and inns, including facilities owned by local interests and by national and international chains, is vigorous in all areas in which Loews Hotels operates. The demand for hotel rooms in many areas is seasonal and dependent on general and local economic conditions. Loews Hotels properties also compete with facilities offering similar services in locations other than those in which its hotels are located. Competition among luxury hotels is based primarily on location and service. Competition among resort and commercial hotels is based on price as well as location and service. Because of the competitive nature of the industry, hotels must continually make expenditures for updating, refurnishing and repairs and maintenance, in order to prevent competitive obsolescence.

                         DIAMOND OFFSHORE DRILLING, INC.

  Diamond Offshore Drilling Inc. ("Diamond Offshore"), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used primarily in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore operates 46 offshore rigs. Diamond Offshore accounted for 5.87%, 4.85% and 3.17% of the Company's consolidated total revenue for the years ended December 31, 1998, 1997 and 1996, respectively.

  Drilling Units and Equipment: Diamond Offshore currently owns and operates 46 mobile offshore drilling rigs (30 semisubmersible rigs, 15 jackup rigs and one drillship) and related equipment. Offshore rigs are mobile units that can be relocated via either self propulsion or the use of tugs enabling them to be repositioned based on market demand.

  Semisubmersible rigs are supported by large pontoons and are partially submerged during drilling for greater stability. They are generally designed for deep water depths of up to 5,000 feet. Diamond Offshore owns and operates three fourth-generation semisubmersible rigs and three fourth-generation deep water conversions. These rigs are equipped with advanced drilling equipment, are capable of operations in deep water or harsh environments, and command high premiums from operators. Diamond Offshore's 30 semisubmersible rigs are currently located as follows: 17 in the Gulf of Mexico, four in Brazil, three in the North Sea and three in Australia, with the remaining rigs located in various foreign markets.

  Jackup rigs stand on the ocean floor with their drilling platforms "jacked up" on support legs above the water. They are used extensively for drilling in water depths from 20 feet to 350 feet. Ten of Diamond Offshore's jackup rigs are cantilevered rigs capable of over platform development drilling and workover as well as exploratory drilling. Of Diamond Offshore's 15 jackup rigs, 12 are currently located in the Gulf of Mexico.

  Diamond Offshore's drillship is self-propelled and designed to drill in deep water. Shaped like a conventional vessel, it is the most mobile of the major rig types. Diamond Offshore's drillship has dynamic-positioning capabilities and is in a Gulf of Mexico shipyard for replacement of the blow-out preventer control system and additional upgrades that are scheduled to be completed during the second quarter of 1999.

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

  During 1998, two of Diamond Offshore's term contracts were canceled by customers. BP Exploration, a division of British Petroleum, PLC, and Diamond Offshore agreed to terminate the drilling contract for the use of Diamond Offshore's drillship, the Ocean Clipper, which had a term through July 2001. Termination was associated with performance failures in the blow-out preventer control system. In October 1998, Shell Development (Australia) Proprietary Limited ("Shell") and Diamond Offshore agreed to an early termination and substitution arrangement involving two semisubmersibles in Australia. The Shell termination was not the result of performance failures of Diamond Offshore or its equipment and an associated early termination fee was paid to Diamond Offshore.

  The duration of offshore drilling contracts is generally determined by market demand and the respective management strategy of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that allow contractors to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at the lowest level possible. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while the customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates. In general, Diamond Offshore seeks to have a foundation of long-term contracts with a reasonable balance of single well, well-to-well and short-term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market. Currently, most of Diamond Offshore's semisubmersible rigs are committed under term contracts, however many of these contracts expire during 1999. Contracts for Diamond Offshore's jack-up rigs are primarily single-well or well-to-well arrangements.

  Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Occasionally, several customers have accounted for 10.0% or more of Diamond Offshore's annual consolidated revenues, although the specific customers may vary from year to year. During 1998, Diamond Offshore performed services for approximately 40 different customers with Shell companies (including domestic and foreign affiliates) ("Shell") accounting for 17.4% of Diamond Offshore's annual total consolidated revenues. During 1997, Diamond Offshore performed services for approximately 50 different customers with Shell accounting for 14.3% of Diamond Offshore's annual total consolidated revenues. During 1996, Diamond Offshore performed services for approximately 80 different customers with Shell and British Petroleum companies (including domestic and foreign affiliates) accounting for 13.8% and 13.5% of Diamond Offshore's annual total consolidated revenues, respectively. With the decling overall demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on

Diamond Offshore.

  Competition: The contract drilling industry is highly competitive. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality, rig location, and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. In periods of escalated drilling activity, rig availability has, in some cases, also become a consideration, particularly with respect to fourth-generation and other technologically advanced units. Diamond Offshore believes that competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements or reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of Diamond Offshore's rigs. Currently, competition for drilling contracts in over-supplied markets such as the Gulf of Mexico has caused average dayrates for rigs serving those markets to substantially decrease from previous levels.

  In addition, rig construction and enchancement programs are ongoing by Diamond Offshore's competitors. In current market conditions, a significant increase in the supply of technologically advanced rigs capable of drilling in deep water could produce an oversupply of such equipment and, in turn, adversely affect the utilization level and average operating dayrates for Diamond Offshore's rigs, particularly its higher specification semisubmersible units.

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

  Properties: Diamond Offshore owns an eight-story office building located in Houston, Texas containing approximately 182,000 net rentable square feet, which is used for its corporate headquarters. Diamond Offshore also owns an 18,000 square foot building and 20 acres of land in New Iberia, Louisiana for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland for its North Sea operations. In addition, Diamond Offshore leases various office, warehouse and storage facilities in Louisiana, West Africa, Australia, Brazil, Indonesia, Scotland, Sinapore and the Netherlands to support its offshore drilling operations.

                               BULOVA CORPORATION

  Bulova Corporation ("Bulova") is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. Bulova accounted for
 .64%, .64% and .59% of the Company's consolidated total revenue for the years ended December 31, 1998, 1997 and 1996, respectively.

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

  Properties: Bulova owns an 80,000 square foot plant in Woodside, New York which is used for its principal executive and sales office, watch distribution, service and warehouse purposes, and also owns a 91,000 square foot plant in Brooklyn, New York for clock service and warehouse purposes. In addition, Bulova leases a 25,000 square foot plant in Toronto, Canada for watch and clock sales and service.

                                 OTHER INTERESTS

  A subsidiary of the Company owns a 49% common stock interest in a joint venture which is engaged in the business of owning and operating six large crude oil tankers that are used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

                               EMPLOYEE RELATIONS

  The Company, inclusive of its operating subsidiaries as described below, employed approximately 34,300 persons at December 31, 1998 and considers its employee relations to be satisfactory.

  Lorillard employed approximately 3,400 persons at December 31, 1998. Approximately 1,350 of these employees are represented by labor unions under separate contracts with many local unions expiring at varying times and severally renegotiated and renewed.

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

  Loews Hotels employed approximately 2,350 persons at December 31, 1998, approximately 1,200 of whom are union members covered under collective bargaining agreements. Loews Hotels has experienced satisfactory labor relations and provides comprehensive benefit plans for its hourly paid employees.

  The Company maintains a retirement plan, group life, disability and health insurance program and a savings plan for salaried employees. Loews Hotels salaried employees also participate in these benefit plans.

  CNA and its subsidiaries employed approximately 23,600 full-time equivalent employees at December 31, 1998 and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes. CNA and its subsidiaries have comprehensive benefit plans for substantially all of their employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs.

  Diamond Offshore employed approximately 4,300 persons (including international crews furnished through labor contractors) at December 31, 1998, approximately 200 of whom are union members. Diamond Offshore has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees.

  Bulova and its subsidiaries employed approximately 445 persons at December 31, 1998, approximately 150 of whom are union members. Bulova and its subsidiaries have experienced satisfactory labor relations. Bulova has comprehensive benefit plans for substantially all employees.

Item 2. Properties.

  Information relating to the properties of Registrant and its subsidiaries is contained under Item 1.

Item 3. Legal Proceedings.

  1. CNA is involved in various lawsuits involving environmental pollution claims and litigation with Fibreboard Corporation. Information involving such lawsuits is incorporated by reference to Notes 7 and 17 of the Notes to Consolidated Financial Statements included in Item 8.

NON-INSURANCE

Tobacco Litigation
------------------

  Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products. Since January 1, 1998, approximately 400 product liability cases have been filed and served in United States courts against U.S. cigarette manufacturers. Lorillard has been named as a defendant in approximately 260 of these actions. Cases also have been filed with greater frequency against the Company. A total of approximately 900 product liability cases are pending against U.S. cigarette manufacturers; of these, Lorillard is a defendant in approximately 520.

Tobacco litigation includes various types of claims. In these actions, plaintiffs claim substantial compensatory, statutory and punitive damages in amounts ranging into the billions of dollars. These claims are based on a number of legal theories including, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, violation of consumer protection statutes, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products.

Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke ("Conventional Product Liability Cases"). Approximately 340 such actions are pending against Lorillard. In other cases, plaintiffs have brought claims as class actions on behalf of large numbers of individuals for damages allegedly caused by smoking ("Class Actions"). Approximately 60 such cases are pending against Lorillard. In some cases, plaintiffs are governmental entities or others, such as labor unions, private companies, Indian Tribes, or private citizens suing on behalf of taxpayers, who seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages ("Reimbursement Cases"). Approximately 100 such cases are pending, excluding some of the actions brought by certain governmental entities that have not been formally concluded but are subject to the November 23, 1998 "Master Settlement Agreement" discussed below. There also are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers ("Claims for Contribution"). Approximately nine such actions are pending against Lorillard.

In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases"); there has not been a noticeable increase in the filing of these suits during the past few years, and approximately 20 such actions are pending.

  On November 23, 1998, the Company and other manufacturers of tobacco products entered into a Master Settlement Agreement ("MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands (the

                                     25
"Settling States"). The MSA provides that the Settling States shall release and discharge all claims asserted against the Manufacturers in consideration for the implementation of tobacco-related health measures, as well as payments to be made by the Manufacturers. The MSA purports to settle a number of cases listed below, including, but not limited to, the Reimbursement Cases filed on behalf of state governmental entities. Certain suits have been filed that contest various aspects of the MSA or seek to intervene in cases governed by the MSA in order to achieve a different distribution of the funds allocated to the state governments. Lorillard has been named as a defendant in several of the cases filed to date. The Company has been named as a defendant in three of them.

CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 675 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Lorillard is a defendant in approximately 340 of these cases. The Company is a defendant in 11 of the cases, although seven have not been served.

  Plaintiffs in these cases seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100.0 million in compensatory damages and $600.0 million in punitive damages.

  On February 9 and 10, 1999, a jury in the Superior Court of San Francisco County, California, returned verdicts in favor of an individual plaintiff and awarded her $1.5 million in actual damages and $50.0 million in punitive damages from the only defendant in the action, Philip Morris Incorporated. Philip Morris has filed a motion for new trial and a motion for judgment notwithstanding the verdict. In the event Philip Morris is not successful in its attempts to reverse the trial court's final judgment in favor of the plaintiff, we understand that Philip Morris will notice an appeal to the California Court of Appeals. We cannot predict whether this verdict will lead to additional litigation being brought in California or elsewhere, or whether the Lorillard or the Company will be parties to this litigation, if any is to be filed.

  As of March 12, 1999, two trials in Conventional Product Liability Cases were proceeding in which neither Lorillard nor the Company were parties. One of these trials is a consolidated proceeding involving four cases before the Circuit Court of Shelby County, Tennessee. The second trial is proceeding in the Circuit Court of Multnomah County, Oregon. Additional trials are scheduled during 1999, and it appears that cases will be tried with greater frequency than in the past.

  On March 18, 1998, the jury in Dunn v. RJR Nabisco Holdings Corporation, et al. (Superior Court, Delaware County, Indiana, filed May 28, 1993) returned a unanimous verdict in favor of the defendant cigarette manufacturers and their parent entities, including the Company, in the trial of a suit brought by the family of a woman who died of cancer, allegedly caused by exposure to environmental tobacco smoke. The court denied plaintiffs' motion for new trial. Plaintiffs did not notice an appeal.

  During 1998, a jury in the Circuit Court of Duval County, Florida, returned a verdict in favor of plaintiffs in a smoking and health case in which Lorillard was not a party, Widdick v. Brown & Williamson Tobacco Corporation (verdict returned June 10, 1998). The jury awarded plaintiffs $1.1 million in actual damages and punitive damages. The First District of the Florida Court of Appeal set aside the trial court's final judgment in favor of plaintiff and directed the Circuit Court of Duval County, Florida to transfer the case either to the Circuit Court of Broward County, Florida or the Circuit Court of Palm Beach County, Florida.

  The Florida Court of Appeals issued a ruling in the case of Carter v. Brown & Williamson Tobacco Corporation, filed in the Circuit Court of Duval County, Florida, that reversed a 1996 verdict entered in favor of plaintiffs in which they were awarded a total of seven hundred fifty thousand dollars in actual damages. The Court of Appeals directed that judgment be entered in favor of Brown & Williamson Tobacco Corporation by the trial court. The Court of Appeals denied plaintiffs' motion for reconsideration. Plaintiffs are seeking review by the Florida Supreme Court, Lorillard was not a party to Carter v. Brown & Williamson Tobacco Corporation.

CLASS ACTIONS - There are approximately 75 purported class actions pending against cigarette manufacturers and other defendants, including the Company. Two cases have not been served. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke.

One of the cases seek class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations. Plaintiffs in a number of Reimbursement Cases also seek certification as class actions (see Reimbursement Cases, below).

  Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of over 60 law firms from throughout the United States. Lorillard is a defendant in approximately 55 of the approximately 75 cases seeking class certification. The Company is a defendant in 24 of the purported class actions, three of which have not been served. Many of the purported class actions are in the pre-trial, discovery stage.

  Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991). On October 10, 1997, the parties to this class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke executed a settlement agreement which was approved by the trial court on February 3, 1998. The settlement agreement requires Lorillard and three other cigarette manufacturers jointly to pay $300.0 million in three annual installments to create and endow a research institute to study diseases associated with cigarette smoke. None of these payments are to be made until all appeals have been exhausted and judgment becomes final. The amount to be paid by Lorillard is based upon each of the four settling defendants' then share of the United States market for the sale of cigarettes. Lorillard had approximately 8.8% of the cigarette market in the United States. Based on this calculation, Lorillard is expected to pay approximately $26.4 million of the proposed settlement amount. The plaintiff class members are permitted to file individual suits, but these individuals may not seek punitive damages for injuries that arose prior to January 15, 1997 which enabled them to be members of the class. The defendants that executed the settlement agreement will pay a total of $49.0 million as fees and expenses of the attorneys who represented plaintiffs. Certain of the absent class members objected to the settlement agreement and appealed to the Florida Court of Appeals, which remains pending.

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

  Granier v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed September 26, 1994).

  Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). Trial began during July 1998 in this case, which is pending in a Florida state court. Plaintiffs have been granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who allege injury or have died from and medical conditions caused by their addiction to cigarettes containing nicotine. The Florida Supreme Court denied defendants' appeals from the class certification orders. Plaintiffs seek actual damages and punitive damages estimated to be in the billions of dollars. Plaintiffs also seek equitable relief including, but not limited to, a fund to enable Florida smokers' medical condition to be monitored for future health care costs, attorneys' fees, and court costs.

  The case is to be tried in three phases, although the court has stated that it may modify its trial plan order. In the first phase, which is proceeding, plaintiffs have submitted evidence as to certain issues common to the class and their causes of action. At the conclusion of the first phase, the jury will not award any compensatory or punitive damages. However, the jury is expected to decide whether there is a factual basis for awarding punitive damages in subsequent phases.

  The next two phases of the trial will proceed only if plaintiffs prevail during the first phase. In the second phase, the jury will determine liability and compensatory damages as to each named class representative in the case. If the jury awards punitive damages to the class representatives, it will also be asked to set a percentage, or ratio, of punitive damages to be awarded to absent class members in the third phase.

  The third and final phase of the trial will address absent class members' claims, which include issues of specific causation and damages. This portion of the trial will be held before a separate jury.

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

  Scott v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed May 24, 1996). The Company is a defendant in the case. Class certification has been granted on behalf of Louisiana citizens who require medical monitoring. The class certification order was affirmed on appeal by the Louisiana Court of Appeals, and the Louisiana Supreme Court denied further review of the class certification order.

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

  Barnes v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Pennsylvania, filed August 8, 1996). The District Court has vacated its prior order that granted class certification on behalf of Pennsylvania smokers who require medical monitoring. The court also granted defendants' motion for summary judgment. The Third Circuit Court of Appeals has affirmed the trial court's class certification ruling and the order granting the summary judgment motion and has rejected plaintiffs' petition for rehearing.

  Lyons v. The American Tobacco Company, et al. (U.S. District Court, Southern District, Alabama, filed August 8, 1996).

  Chamberlain v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio, filed August 14, 1996). The Company is a defendant in the case.

  Thompson v. American Tobacco Company, Inc., et al. (U.S. District Court, Minnesota, filed September 4, 1996). The Company is a defendant in the case. The court has directed that this matter be ready for trial by March 1, 2000.

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

  Hansen v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Arkansas, filed November 4, 1996). The Company is a defendant in the case. The parties have completed briefing of plaintiffs' motion for class certification but the court has not scheduled argument on the issue.

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

   Peterson v. American Tobacco Company, et al. (U.S. District Court, Hawaii, filed February 6, 1997). The Company is a defendant in the case.

  Walls v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Oklahoma, filed February 6, 1997). The court has heard argument on plaintiffs' motion for class certification. The court has certified certain question of Oklahoma law to the Oklahoma Supreme Court to guide it in its class certification ruling.

  Selcer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Nevada, filed March 3, 1997). The Company is a defendant in the case.

  Insolia v. Philip Morris Incorporated, et al. (U.S. District Court, Western District, Wisconsin, filed April 21, 1997). The court has denied plaintiffs' motion for class certification. Trial in this matter is scheduled to begin on September 13, 1999.

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

  Cole v. The Tobacco Institute, Inc., et al. (U.S. District Court, Eastern District, Texas, Texarkana Division, filed May 5, 1997).

  Clay v. The American Tobacco Company, Inc., et al. (U.S. District Court, Southern District, Illinois, Benton Division, filed May 22, 1997). Trial in this matter is scheduled to begin on an unspecified date during August 1999.

  Anderson v. The American Tobacco Company, Inc., et al. (U.S. District Court, Eastern District, Tennessee, filed May 23, 1997). The Company is a defendant in the case.

  Taylor v. The American Tobacco Company, Inc., et al. (Circuit Court, Wayne County, Michigan, filed May 23, 1997).

  Cosentino v. Philip Morris Incorporated, et al. (Superior Court, Middlesex County, New Jersey, filed May 28, 1997). The court has denied plaintiffs' motion for class certification and plaintiffs' motion for reconsideration.

  Kirstein v. American Tobacco Company, Inc., et al. (Superior Court, Camden County, New Jersey, filed May 28, 1997). The court has denied plaintiffs' motion for class certification and plaintiffs' motion for reconsideration.

  Tepper v. Philip Morris Incorporated, et al. (Superior Court, Bergen County, New Jersey, filed May 28, 1997). The court has denied plaintiffs' motion for class certification and plaintiffs' motion for reconsideration.

  Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997).

  Lippincott v. American Tobacco Company, Inc., et al. (Superior Court, Camden County, New Jersey, filed June 13, 1997). The court has denied plaintiffs' motion for class certification and plaintiffs' motion for reconsideration.

  Brammer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Iowa, filed June 20, 1997). The Company is a defendant in the case.

  Daley v. American Brands, Inc., et al. (U.S. District Court, Northern District, Illinois, filed July 7, 1997).

  Piscitello v. Philip Morris, Incorporated, et al. (Superior Court, Middlesex County, New Jersey, filed July 28, 1997). The Company is a defendant in the case. The court has denied plaintiffs' motion for class certification and plaintiffs' motion for reconsideration.

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

  Parsons v. AC&S, et al. (Circuit Court, Kanawha County, West Virginia, filed February 27, 1998). The Company is a defendant in the case.

  Basik v. Lorillard Tobacco Company, et al. (U.S. District Court, Northern District, Illinois, filed March 17, 1998).

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

  Cleary v. Philip Morris Incorporated, et al. (Circuit Court, Cook County, Illinois, filed June 5, 1998).

  Vaughan v. Philip Morris Incorporated, et al. (U.S. District Court, Western District, Virginia, filed June 30, 1998).

  Creekmore v. Brown & Williamson Tobacco Corporation, et al. (Superior Court, Buncombe County, North Carolina, filed July 31, 1998).

  Smokers for Fairness v. British American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 25, 1998).

  Sweeney v. American Tobacco Company, et al. (U.S. District Court, Western District, Pennsylvania, filed October 15, 1998).

  Brown v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed October 16, 1998).

  Gatlin v. American Tobacco Company, et al. (U.S. District Court, Eastern District, Missouri, filed December 21, 1998). The Company is a defendant in the case.

  Jones v. The American Tobacco Company, Inc., et al. (Circuit Court, Jackson County, Missouri, filed December 22, 1998). The Company is a defendant in the case. To date, none of the defendants have received service of process.

REIMBURSEMENT CASES - Suits brought by 46 state governments and six other governmental entities are governed by the Master Settlement Agreement. In addition to these, approximately 100 other suits are pending, comprised of approximately 75 union cases, and cases brought by Indian tribes, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in a number of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in all such actions except for some of those filed in U.S. courts by nations in which Lorillard does not conduct business (The Republic of Guatemala). The Company is named as a defendant in ten of them, although the Company was named as a defendant in several of the cases dismissed as a result of the MSA.

  Governmental Reimbursement Cases - The Master Settlement Agreement is expected to resolve the cases filed by 46 state governments and six other governmental entities. Since January 1, 1997, cases brought by four state governments, Florida, Minnesota, Mississippi and Texas, were settled in separate agreements. Lorillard was a defendant in each of the 46 cases filed by state governments and in the six cases brought by other governmental entities, as well as in the four cases governed by the separate settlement agreements. Eight local governments also have filed suits against cigarette manufacturers, although the MSA purportedly resolves those actions. In addition to these suits, cases have been brought in U.S. courts by the nations of Bolivia, Guatemala, Nicaragua, Panama, Thailand and Venezuela, although none of the defendants have received service to date of the case filed by Thailand or Venezuela. Lorillard is a defendant in some of these actions, although it does not sell cigarettes outside the United States. The Company is named as a defendant in the cases filed by Bolivia, Panama, Thailand and Venezuela.

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

  McGraw v. The American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed September 20, 1994 by the West Virginia Attorney General and state agencies). The Company was a defendant in the case. Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

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

  Commonwealth of Massachusetts v. Philip Morris Inc., et al. (Superior Court, Middlesex County, Massachusetts, filed December 19, 1995). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  Ieyoub v. The American Tobacco Company, et al. (U.S. District Court, Western District, Louisiana, filed March 13, 1996 by the Louisiana Attorney General). The Company was a defendant in the case. Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  The State of Texas v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Texas, filed March 28, 1996). On January 16, 1998, Lorillard Tobacco Company and other defendants entered into a Memorandum of Understanding with the State of Texas which settled the State's claims for monetary damages. See "Settlements of Reimbursement Cases" below.

  State of Maryland v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 1, 1996). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of Washington v. The American Tobacco Company, et al. (Superior Court, King County, Washington, filed June 5, 1996). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  City and County of San Francisco, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Northern District, California, filed June 6, 1996 by various California cities and counties).

  State of Connecticut v. Philip Morris Incorporated, et al. (Superior Court, Litchfield District, Connecticut, filed July 18, 1996). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  County of Los Angeles v. R.J. Reynolds Tobacco Company, et al. (Superior Court, San Diego County, filed August 5, 1996). Plaintiffs voluntarily dismissed this action on December 22, 1998.

  State of Arizona v. The American Tobacco Company, et al. (Superior Court, Maricopa County, Arizona, filed August 20, 1996). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  State of Kansas v. R.J. Reynolds Tobacco Company, et al. (District Court, Shawnee County, Kansas, filed August 20, 1996). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  Kelley v. Philip Morris Incorporated, et al. (Circuit Court, Ingham County, Michigan, filed August 21, 1996 by the Attorney General of Michigan). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  State of Oklahoma, et al. v. R.J. Reynolds Tobacco Company, et al. (District Court, Cleveland County, Oklahoma, filed August 22, 1996). The Company was a defendant in the case. Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  People of the State of California v. Philip Morris Incorporated, et al. (Superior Court, San Francisco County, California, filed September 5, 1996 by various California counties and cities and local chapters of various medical societies and associations).

  State of New Jersey v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Middlesex County, New Jersey, filed September 10, 1996). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  State of Utah v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Central Division, Utah, filed September 30, 1996). The Company was a defendant in the case. Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  City of New York, et al. v. The Tobacco Institute, et al. (Supreme Court, New York County, filed October 17, 1996).

  People of the State of Illinois v. Philip Morris, Inc., et al. (Circuit Court, Cook County, Illinois, filed November 12, 1996). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of Iowa v. R.J. Reynolds Tobacco Company, et al. (District Court, Fifth Judicial District, Polk County, Iowa, filed November 27, 1996). The Company was a defendant in the case. Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  County of Erie v. The Tobacco Institute, Inc., et al. (Supreme Court, Erie County, New York, filed January 14, 1997).

  State of New York v. The American Tobacco Company, et al. (Supreme Court, New York County, New York, filed January 21, 1997). The Company was a defendant in the case. Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  State of Hawaii v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, First Circuit, Hawaii, filed January 31, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  State of Wisconsin v. Philip Morris Incorporated, et al. (Circuit Court, Dane County, Wisconsin, filed February 5, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of Indiana v. Philip Morris Incorporated, et al. (Superior Court, Marion County, Indiana, filed February 19, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of Alaska v. Philip Morris, Incorporated, et al. (Superior Court, First Judicial District, Alaska, filed April 14, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  County of Cook v. Philip Morris, Incorporated, et al. (Circuit Court, Cook County, Illinois, filed April 18, 1997).

  Commonwealth of Pennsylvania v. Philip Morris, Inc., et al. (Court of Common Pleas, Philadelphia County, Pennsylvania, filed April 23, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  State of Arkansas v. The American Tobacco Company, et al. (Sixth Division, Chancery Court, Pulaski County, Arkansas, filed May 5, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  State of Montana v. Philip Morris, Incorporated, et al. (First Judicial Court, Lewis and Clark County, Montana, filed May 5, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of Ohio v. Philip Morris, Incorporated, et al. (Court of Common Pleas, Franklin County, Ohio, filed on May 8, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of Missouri v. American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed May 12, 1997). The Company was a defendant in the case. The court has entered an order dismissing the action. The dismissal order reflects but is not consistent with the MSA. Judgment is not yet final.

  State of South Carolina v. Brown & Williamson Tobacco Corporation, et al. (Court of Common Pleas, Richland County, South Carolina, filed May 12, 1997). The Company was a defendant in the case. Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  State of Nevada v. Philip Morris, Incorporated, et al. (Second Judicial District, Washoe County, Nevada, filed May 21, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  University of South Alabama v. The American Tobacco Company, et al. (U.S. District Court, Southern District, Alabama, filed May 23, 1997). The Company is a defendant in the case. Plaintiff noticed an appeal to the U.S. Court of Appeals for the Eleventh Circuit from the trial court's order that dismissed the action. The Eleventh Circuit returned the case to the trial court and ordered the case remanded to state court.

  State of New Mexico v. The American Tobacco Company, et al. (First Judicial District Court, Santa Fe County, New Mexico, filed May 27, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  City of Birmingham, Alabama, and The Greene County Racing Commission v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Alabama, filed May 28, 1997). The Company is a defendant in the case. The court granted defendants' motion to strike the complaint. Plaintiffs have noticed an appeal to the United States Court of Appeals for the Eleventh Circuit.

  State of Vermont v. Philip Morris, Incorporated, et al. (Superior Court, Chittenden County, Vermont, filed May 29, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of New Hampshire v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Merrimack County, New Hampshire, filed June 4, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of Colorado v. R.J. Reynolds Tobacco Co., et al. (District Court, City and County of Denver, Colorado, filed June 5, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of Idaho v. Philip Morris, Inc., et al. (District Court, Fourth Judicial District, Ada County, Idaho, filed June 9, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of Oregon v. The American Tobacco Company, et al. (Circuit Court, Multnomah County, Oregon, filed June 9, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  People of the State of California v. Philip Morris, Inc., et al. (Superior Court, Sacramento County, California, filed June 12, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  State of Maine v. Philip Morris, Incorporated, et al. (Superior Court, Kennebec County, Maine, filed June 17, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  Rossello, et al. v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, Puerto Rico, filed June

17, 1997). The Company was a defendant in the case. Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of Rhode Island v. American Tobacco Company, Inc., et al. (Superior Court, Providence, Rhode Island, filed June 17, 1997). The Company was a defendant in the case. Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of Georgia v. Philip Morris, Inc., et al. (Superior Court, Fulton County, Georgia, filed August 29, 1997). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  Republic of the Marshall Islands v. The American Tobacco Company, et al. (High Court, Republic of the Marshall Islands, filed October 20, 1997). The court granted motions to dismiss filed by Lorillard Tobacco Company, Lorillard, Inc., and Loews Corporation.

  State of South Dakota and South Dakota Department of Social Services v. Philip Morris, Inc., et al. (Circuit Court, Sixth Judicial Circuit, Hughes County, South Dakota filed February 23, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  The Republic of Guatemala v. The Tobacco Institute, Inc., et al. (U.S. District Court, District of Columbia, filed May 11, 1998). Neither Lorillard nor the Company are named as defendants in the matter. Defendants have filed a motion to transfer this and other matters filed by non-U.S. governments in U.S. courts to the United States Panel on Multi-District Litigation.

  State of Vermont v. Philip Morris, Incorporated, et al. (Superior Court, Chittenden County, Vermont, filed July 7, 1998). Plaintiff asserted different claims in this suit than in the one filed on May 29, 1997, that is listed above. Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of Nebraska v. R.J. Reynolds Tobacco Company, et al. (District Court, Lancaster County, Nebraska, filed August 21, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  Republic of Panama v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed October 16, 1998). The Company is a defendant in the case. Defendants have filed a motion to transfer this and other matters filed by non-U.S. governments in U.S. courts to the United States Panel on Multi-District Litigation.

  State of Alabama (by Attorney General Pryor) v. Philip Morris Incorporated, et al. (Circuit Court, Montgomery County, Alabama, filed November 12, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  State of Alabama (by Governor James) v. The American Tobacco Company, et al. (Circuit Court, Montgomery County, Alabama, filed November 12, 1998). The Company is a defendant in the case. Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  American Samoa v. Philip Morris Incorporated, et al. (U.S. District Court, Northern District, Illinois, filed November 20, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  The Republic of Nicaragua v. Liggett Group, Inc., et al (U.S. District Court, Puerto Rico, filed December 10, 1998). Neither Lorillard nor the Company are named as defendants in this matter. Defendants have filed a motion to transfer this and other matters filed by non-U.S. governments in U.S. courts to the United States Panel on Multi-District Litigation.

  Commonwealth of Kentucky v. Philip Morris Incorporated, et al. (Circuit Court, Franklin County, Kentucky, filed December 18, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  The United States Virgin Islands v. Philip Morris Incorporated, et al. (U.S. District Court, United States Virgin Islands, filed December 18, 1998). Consistent with the MSA, the court has entered an order dismissing the action.

Judgment is not yet final.

  State of Wyoming v. Philip Morris Incorporated, et al. (First Judicial District, Laramie County, Wyoming, filed December 18, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of Delaware v. Philip Morris Incorporated, et al. (Chancery Court, New Castle County, Delaware, filed December 21, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  Government of Guam v. Philip Morris Incorporated, et al. (Superior Court, Hagatina, Guam, filed December 21, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  State of North Carolina v. Philip Morris Incorporated, et al. (Superior Court, Wake County, North Carolina, filed December 21, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  State of North Dakota v. Philip Morris Incorporated, et al. (District Court, Cass County, North Dakota, filed December 21, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  State of Tennessee v. Brown & Williamson Tobacco Corporation, et al. (Chancery Court, Davidson County, Tennessee, filed December 21, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  District of Columbia v. Philip Morris Incorporated, et al. (Superior Court, District of Columbia, filed December 23, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  Commonwealth of the Northern Mariana Islands v. Brown & Williamson Tobacco Corporation, et al. (Superior Court of the Commonwealth of the Northern Mariana Islands, filed on or about December 23, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

  Commonwealth of Virginia v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, City of Richmond, Virginia, filed December 23, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment is not yet final.

  The Republic of Bolivia v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed on January 20, 1999). The United States District Court for the Southern District of Texas transferred this matter sua sponte to the United States District Court for the District of Columbia. Defendants have filed a motion to transfer this and other matters filed by non-U.S. governments in U.S. courts to the United States Panel on Multi-District Litigation.

  Republic of Venezuela v. Philip Morris Companies, et al. (Circuit Court, Dade County, Florida, filed January 27, 1999). The Company is a defendant in the case. To date, none of the defendants have received service of process. Defendants have filed a motion to transfer this and other matters filed by non-U.S. governments in U.S. courts to the United States Panel on Multi-District Litigation.

  The Kingdom of Thailand v. The Tobacco Institute, Inc., et al. (U.S. District Court, Southern District, Texas, filed January 29, 1999). Neither Lorillard nor the Company are named as defendants in this matter. To date, none of the defendants have received service of process in this matter. Defendants have filed a motion to transfer this and other matters filed by non-U.S. governments in U.S. courts to the United States Panel on Multi-District Litigation.

  In addition to these reimbursement cases, some suits have been filed contesting, in various methods, the Master Settlement Agreement. Certain other actions have been filed in which plaintiffs seek to intervene in cases governed by the Master Settlement Agreement in order to achieve a different distribution of the funds allocated by the MSA to the respective states. Lorillard has been named as a defendant in several of the cases filed to date. The Company has been named as a defendant in three of them.

  The President of the United States stated in a State of the Union address on January 19, 1999, that he had authorized the United States Justice Department to initiate a reimbursement litigation lawsuit against United States cigarette manufacturers. The Attorney General of the United States has subsequently stated publicly that the Justice Department intends to pursue such litigation. The federal litigation would not be affected by the MSA. No such federal lawsuit has been filed to date.

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

  Beckom v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Tennessee, filed May 8, 1997). The Company is a defendant in the case. The suit is on behalf of taxpayers of Tennessee. The court has granted defendants' motion to dismiss. The plaintiffs have noticed an appeal from the order that granted the motion to dismiss.

  Mason v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Texas, filed December 23, 1997). The suit is on behalf of taxpayers of the U.S. as to funds expended by the Medicaid program.

  The State of North Carolina, et al. v. The American Tobacco Company, et al. (U.S. District Court, Middle District, North Carolina, filed February 13,
1998). The suit is on behalf of taxpayers of North Carolina.

  Wynn v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Alabama, filed May 27, 1998). The suit is on behalf of taxpayers of Alabama.

  Reimbursement Cases By Indian Tribes - Indian Tribes have filed nine reimbursement suits in their tribal courts, three of which have been dismissed. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

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

  Reimbursement Cases By Labor Unions - Labor unions have filed approximately 75 reimbursement suits in various states in federal or state courts. In 24 of these cases, plaintiffs seek class certification. Lorillard is named as a defendant in each of the suits filed to date by unions. The Company is a defendant in three of the pending suits. Six of the approximately 75 cases are on appeal from final judgments entered in defendants' favor by the trial courts.

  On March 18, 1999, the jury in Iron Workers Local Union No. 17 Insurance Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Ohio, Eastern Division, filed May 20, 1997) returned a verdict in favor of the defendants, which included Lorillard, on all counts of plaintiffs' complaint. The trial was the first against cigarette manufacturers to be filed by union trust funds. During pre-trial proceedings, the court granted plaintiffs' motion for class certification on behalf of funds in Ohio established under the Taft-Hartley Act. The time for plaintiffs to file post-trial motions or to notice an appeal has not expired.

  Each of the remaining cases is in the pre-trial, discovery stage.

  Stationary Engineers Local 39 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 25, 1997).

  Northwest Laborers-Employers Health and Security Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Western District, Washington, filed May 21, 1997). The court has granted plaintiffs' motion for class certification on behalf of "all existing jointly-administered and collectively bargained-for health and welfare trusts in [the State of] Washington, and/or the trustees of such entities, that have provided or paid for health care and/or addiction treatment costs or services for employees or other beneficiaries." The United States Court of Appeals for the Ninth Circuit has declined to review the ruling at this time. Trial in this matter is scheduled to begin on September 7, 1999.

  Massachusetts Laborers Health and Welfare Fund v. Philip Morris Inc., et al. (U.S. District Court, Massachusetts, filed June 2, 1997).

  Central Laborers Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, Illinois, filed on or about June 9, 1997).

  Hawaii Health and Welfare Trust Fund for Operating Engineers v. Philip Morris, Inc., et al. (U.S. District Court, Hawaii, filed June 13, 1997). The court has entered an order granting defendants' motion to dismiss. Judgment in favor of the defendants is final but the deadline for plaintiff to notice an appeal has not expired.

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

  Laborers and Operating Engineers Utility Agreement Health and Welfare Trust Fund for Arizona v. Philip Morris Incorporated, et al. (U.S. District Court, Arizona, filed July 7, 1997). The court has entered an order granting in its entirety defendants' motion to dismiss. Plaintiff has noticed an appeal to the United States Court of Appeal for the Ninth Circuit.

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

  Arkansas Carpenters Health & Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Arkansas, filed September 4, 1997).

  West Virginia--Ohio Valley Area International Brotherhood of Electrical Workers Welfare Fund v. The American Tobacco Company, et al. (U.S. District Court, West Virginia, filed September 11, 1997). The court has scheduled trial in this matter to begin on March 7, 2000.

  Teamsters Union No. 142, Health and Welfare Trust Fund and Sheet Metal Workers Local Union No. 20 Welfare and Benefit Fund v. Philip Morris Incorporated, et al. (Circuit Court, St. Joseph County, Indiana, filed September 12, 1997).

  Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 16, 1997). The court has granted defendants' motion to dismiss and has entered judgment in favor of defendants.

  Puerto Rican ILGWU Health & Welfare Fund v. Philip Morris Inc., et al. (Supreme Court, New York County, New York, filed September 17, 1997).

  New Jersey Carpenters Health Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, New Jersey, filed September 25, 1997).

  New Mexico and West Texas Multi-Craft Health and Welfare Trust Fund, et al.
v. Philip Morris, Inc., et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed October 10, 1997). The court has granted defendants' motion to dismiss and has entered final judgment in favor of the defendants. Plaintiffs have noticed an appeal to the New Mexico Court of Appeals.

  Central States Joint Board v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Illinois, filed October 20, 1997). The court has granted defendants' motion to dismiss and has entered final judgment in favor of the defendants. Plaintiff has noticed an appeal from the judgment to the United States Court of Appeals for the Seventh Circuit.

  International Brotherhood of Teamsters Local 734 v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Illinois, filed October 20,
1997). The court has granted defendants' motion to dismiss and has entered final judgment in favor of the defendants. Plaintiff has noticed an appeal from the judgment to the United States Court of Appeals for the Seventh Circuit.

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

  Operating Engineers Local 324 Health Care Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Wayne County, Michigan, filed December 30, 1997). The court has granted defendants' motion to dismiss and had entered judgment in favor of defendants.

  Carpenters & Joiners Welfare Fund, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Minnesota, filed December 31, 1997). The court has directed that this matter be ready for trial by March 1, 2000.

  Steamfitters Local Union No. 614 Health & Welfare Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Thirteenth Judicial District, Tennessee, filed January 7, 1998).

  National Asbestos Workers, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed February 27, 1998). The Company is a defendant in the case. Trial in this matter is scheduled to begin on April 5, 2000.

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

  IBEW Local 595 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed July 30, 1998).

  Shop Ironworkers Local 790 Welfare Plan v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed July 31, 1998).

  Contractors, Laborers, Teamsters & Engineers Health & Welfare Plan v. Philip Morris, Inc., et al. (U.S. District Court, Nebraska, filed August 11, 1998). The court has granted defendants' motion to dismiss the case. The deadline for plaintiff to notice an appeal has not expired.

  Central Coast Trust Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed September 30, 1998).

  Reimbursement Cases By Private Companies - Private companies have filed six Reimbursement Cases to date. Lorillard is named as a defendant in each of the cases filed by private companies. The Company is not a defendant in the cases filed by private companies.

  Group Health Plan, Inc., et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Minnesota, filed March 11, 1998). The court has directed that this matter be ready for trial by March 1, 2000.

  Great Lakes Sales & Marketing, Inc. v. The American Tobacco Company, et al. (U.S. District Court, Western District, Pennsylvania, filed March 23, 1998). The court has granted defendants' motion to dismiss and has entered final judgment in defendants' favor. Plaintiff has noticed an appeal from the final judgment. Plaintiff formerly was known as Williams and Drake Company.

  Conwed Corporation, et al. v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Minnesota, filed April 10, 1998). The court has directed that this matter be ready for trial by March 1, 2000.

  Arkansas Blue Cross and Blue Shield, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Northern District, Illinois, filed April 29,
1998).

  Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 29, 1998). This case has been set for trial on January 12, 2000.

  Regence Blueshield, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Western District, Washington, filed April 29, 1998). The court has granted defendants' motion to dismiss and has entered final judgment in defendants' favor. Plaintiff has noticed an appeal from the final judgment.

CONTRIBUTION CLAIMS - In addition to the foregoing cases, nine cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Two of the cases have not been served. Lorillard is named as a defendant in each action. The Company is named as a defendant in three of the cases but has not received service of process in one of them. Each of these cases is in the pre-trial, discovery stage.

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

  Falise, et al., as Trustees of the Manville Personal Injury Settlement Trust
v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed December 31, 1997). This case has been set for trial on November 18, 1999.

  H.K. Porter Company v. B.A.T. Industries, PLC, et al. (U.S. District Court, Eastern District, New York, filed December 31, 1997).

  Raymark Industries v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida, filed December 31, 1997). To date, none of the defendants have received service of process.

  Raymark Industries v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed January 30, 1998).

  Thomas v. R.J. Reynolds Tobacco Company, et al., (Circuit Court of Jefferson County, Mississippi, filed August 21, 1998). The complaint asserts contribution claims on behalf of Owens Corning as well as conventional product liability claims on behalf of an individual. The Company is a defendant in the case. The court has scheduled this case for trial February 14, 2000.

  The Seibels Bruce Group, Inc. v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Northern District, filed December 30, 1998).

FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Twenty such cases, including one that also includes allegations that plaintiff also was injured as a result of smoking cigarettes, are pending in federal and state courts. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10.0 million in compensatory damages and $100.0 million in punitive damages. Trials have been held in eleven such cases, including one to date in 1999. Verdicts have been returned in favor of Lorillard Inc. or Lorillard Tobacco Company in nine of the eleven cases, including the case tried during 1999. In one of the two remaining trials, plaintiffs were awarded one-hundred-forty thousand dollars in actual damages from Lorillard in a 1996 trial, although this amount was reduced to approximately seventy thousand dollars. Appeals from this judgment have been decided in favor of plaintiffs. In the second such action, a jury awarded plaintiffs approximately $2.0 million in actual damages and punitive damages following a 1995 trial. A court of appeal decided Lorillard's appeal in favor of the plaintiffs.

  In addition to the foregoing litigation, one case, Cordova v. Liggett Group, Inc., et al. (Superior Court, San Diego County, California, filed May 12,
1992), alleged that Lorillard and other named defendants, including other manufacturers of tobacco products, engaged in unfair and fraudulent business practices in connection with activities relating to the Council for Tobacco Research-USA, Inc., of which Lorillard is a sponsor, in violation of a California state consumer protection law by misrepresenting to or concealing from the public information concerning the health aspects of smoking. Plaintiff's counsel has advised that they believe the claims in this matter present significant and predominating common questions of fact and law to the case filed by the Attorney General of California that purportedly is governed by the MSA. Plaintiffs have filed a motion to voluntarily dismiss the case but the court has not issued an order to date.

  In addition, two California cities, Los Angeles and San Jose, suing on behalf of The People of the State of California, have filed suits alleging cigarette manufacturers, including Lorillard, have violated a California statute, commonly known as "Proposition 65," that requires California residents to be informed if they are exposed to substances that are alleged to cause cancer or birth defects. Plaintiffs in both suits allege that non-smokers have not been warned by cigarette manufacturers that exposure to environmental tobacco smoke may cause illness. Plaintiffs in both suits further allege defendants violated certain provisions of the California Business and Professions Code (The People of the State of California, and American Environmental Safety Institute v. Philip Morris Incorporated, et al. (Superior Court, Los Angeles County, California, filed July 14, 1998) and The People of the State of California, the City of San Jose and Paul Dowhall v. Brown & Williamson Tobacco Corporation, et al. (Superior Court, San Francisco County, California, filed July 28, 1998)). Trial in the latter matter has been scheduled to begin on June 28, 1999.

SETTLEMENT OF STATE REIMBURSEMENT LITIGATION - As previously discussed, Lorillard, and certain other United States tobacco product manufacturers, entered into the State Settlement Agreements and an ETS smoking and health class action brought on behalf of airline flight attendants. The State Settlement Agreements and certain ancillary agreements are filed as exhibits to various of the Company's reports filed with the Securities and Exchange Commission. The discussion of these agreements and the ETS settlement in Item 1 - Business, above, is qualified by reference thereto.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        First
                                                                        Became
      Name                    Position and Offices Held       Age      Officer
------------------------------------------------------------------------------
Gary W. Garson ..........   Vice President and                 52         1988
                             Assistant Secretary
Barry Hirsch ............   Senior Vice President and          65         1971
                             Secretary
Herbert C. Hofmann ......   Senior Vice President              56         1979
Peter W. Keegan .........   Senior Vice President and          54         1997
                             Chief Financial Officer
John J. Kenny ...........   Treasurer                          61         1991
Guy A. Kwan .............   Controller                         56         1987
John G. Malino ..........   Vice President-Real Estate         59         1985
Alan Momeyer ............   Vice President-Human Resources     51         1996
Stuart B. Opotowsky .....   Vice President-Tax                 64         1987
Richard E. Piluso .......   Vice President-Internal Audit      60         1990
Arthur L. Rebell ........   Senior Vice President and          57         1998
                             Chief Investment Officer
Andrew H. Tisch .........   Office of the President and        49         1985
                             Chairman of the Executive
                             Committee
James S. Tisch ..........   Office of the President,           46         1981
                             President and Chief Executive
                             Officer
Jonathan M. Tisch .......   Office of the President            45         1987
Laurence A. Tisch .......   Co-Chairman of the Board           76         1959
Preston R. Tisch ........   Co-Chairman of the Board           72         1960

  Laurence A. Tisch and Preston R. Tisch are brothers. Andrew H. Tisch and James S. Tisch are sons of Laurence A. Tisch and Jonathan M. Tisch is a son of Preston R. Tisch. None of the other officers or directors of Registrant is related to any other.

  All executive officers of Registrant, except Peter W. Keegan and Arthur L. Rebell, have been engaged actively and continuously in the business of Registrant for more than the past five years. Peter W. Keegan was Senior Vice President of Finance at CBS Inc. prior to joining Loews Corporation. Arthur L. Rebell has been a senior vice president of Loews since June of 1998. Prior to joining Loews, during 1997 and 1998 he was an associate professor of Mergers and Acquisitions at New York University, a Managing Director of Highview Capital and a Partner in Strategic Investors. Prior to that he was a Managing Director of Schroders.

  Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

Price Range of Common Stock

  Loews Corporation's common stock is listed on the New York Stock Exchange. The following table sets forth the reported consolidated tape high and low sales prices in each calendar quarter of 1998 and 1997:

                                      1998                         1997
                              ------------------------------------------------
                               High           Low           High          Low
------------------------------------------------------------------------------
First Quarter ............    $108.25       $98.13          $112.88     $88.13
Second Quarter ...........     107.00        85.31           107.00      85.50
Third Quarter ............      91.50        78.00           114.13      94.63
Fourth Quarter ...........     106.06        82.00           115.63      99.63

Dividend Information

  The Company has paid quarterly cash dividends on its common stock in each year since 1967. Regular dividends of $.25 per share of common stock were paid in each calendar quarter of 1998 and 1997.

Approximate Number of Equity Security Holders

  The Company has approximately 2,900 holders of record of Common Stock.

Item 6. Selected Financial Data.


Year Ended December 31                 1998          1997         1996         1995         1994
------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)

Results of Operations:
Revenues .......................  $21,208.3     $20,138.8    $20,442.4    $18,677.4   $13,515.2
Income before taxes and
 minority interest .............  $ 1,077.4     $ 1,593.2    $ 2,407.8    $ 2,839.3   $   266.1
Net operating income excluding
 net investment gains/(losses)
 and tobacco litigation
 settlements ...................  $   798.8     $ 1,075.5    $ 1,020.3    $   793.8   $   522.0
Tobacco litigation
 settlements ...................     (346.5)       (122.0)
------------------------------------------------------------------------------------------------
Net operating income ...........      452.3         953.5      1,020.3        793.8       522.0
Net investment gains/(losses)...       12.5        (159.9)       363.6        971.9      (254.2)
------------------------------------------------------------------------------------------------
Net income .....................  $   464.8     $   793.6    $ 1,383.9    $ 1,765.7   $   267.8
================================================================================================
Comprehensive income (loss) ....  $   868.7     $ 1,048.9    $   824.4    $ 2,901.5   $  (453.6)
================================================================================================

Earnings Per Share:
Net operating income excluding
  net investment gains/(losses)
  and tobacco litigation
  settlements ..................  $    6.98     $    9.35    $    8.78    $    6.73    $   4.33
Tobacco litigation settlements .      (3.03)        (1.06)
------------------------------------------------------------------------------------------------
Net operating income ...........       3.95          8.29         8.78         6.73        4.33
Net investment gains/(losses) ..        .11         (1.39)        3.13         8.25       (2.11)
------------------------------------------------------------------------------------------------
Net income .....................  $    4.06     $    6.90    $   11.91    $   14.98    $   2.22
================================================================================================
Comprehensive income (loss) ....  $    7.59     $    9.12    $    7.10    $   24.62    $  (3.77)
================================================================================================

Financial Position:
Total assets ...................  $70,906.4     $69,983.1    $67,402.9    $65,516.9    $50,336.0
Long-term debt .................    5,966.7       5,752.6      4,370.7      4,248.2      2,144.4
Shareholders' equity ...........   10,201.2       9,665.1      8,731.2      8,238.7      5,405.3
Cash dividends per share .......       1.00          1.00         1.00          .63          .50
Book value per share ...........      90.61         84.04        75.92        69.92        45.84
Shares of common stock
 outstanding ...................      112.6         115.0        115.0        117.8        117.9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Loews Corporation (the "Company") reported 1998 net operating income, excluding net investment gains and losses, of $452.3 million or $3.95 per share compared to $953.5 million or $8.29 per share in 1997. Net operating income in 1998 includes charges at the Lorillard tobacco subsidiary of $346.5 million or $3.03 per share, compared to $122.0 million or $1.06 per share in 1997, related to the settlement of tobacco litigation.

Net income for 1998 was $464.8 million or $4.06 per share compared to $793.6 million or $6.90 per share for 1997. Net income for 1998 includes net investment gains of $12.5 million or $.11 per share compared to net investment losses of $159.9 million or $1.39 per share in 1997.

Revenues for the year ended December 31, 1998 were $21.2 billion, compared to $20.1 billion for 1997.

For the quarter ended December 31, 1998 the Company reported a net operating loss, excluding net investment losses, of $172.8 million or $1.52 per share, compared to net operating income of $228.1 million or $1.99 per share for the 1997 fourth quarter. Net operating results include charges at the Lorillard tobacco subsidiary related to the settlement of tobacco litigation of $216.0 million or $1.90 per share in the fourth quarter of 1998, compared to $54.9 million or $.48 per share in the fourth quarter of 1997.

The net loss for the 1998 fourth quarter was $315.8 million or $2.78 per share compared to net income of $292.9 million or $2.55 per share in 1997 including net investment losses of $143.0 million or $1.26 per share, compared to net investment gains of $64.8 million or $.56 per share in the fourth quarter of 1997.

Fourth quarter 1998 revenues were $5.1 billion, compared to $5.3 billion in the fourth quarter of 1997.

At December 31 1998, the Company had a book value of $90.61 per share compared to a book value of $84.04 per share at December 31, 1997.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 85% owned subsidiary of the Company.

Property and Casualty

The property and casualty segment is comprised of the following operating units of CNA: Agency Market Operations, Risk Management, Specialty Operations, Global Operations, and Reinsurance Operations. Property and casualty operations continue to feel the impact of the extremely competitive environment in commercial insurance, contributing to continued poor underwriting results. Additionally, increased catastrophe losses, significant restructuring charges and additions to reserves for prior year losses had an adverse impact on overall results.

1998 Compared with 1997

Earned premiums for 1998 increased $175.9 million, or approximately 2.0%, as compared to 1997. Earned premiums increased $93.8 million for Commercial Insurance as increases in involuntary business more than offset declines in other lines. The increase in involuntary risks is due to reductions recorded in 1997 related to prior years premiums. Excluding involuntary risks, premiums decreased by approximately $35.0 million due to the continued soft market conditions throughout the industry, particularly in workers' compensation. Also contributing to the change in 1998 was Global Operations which increased by $87.2 million, primarily due to the effects of recent acquisitions, partially offset by the decision to exit unprofitable, non-core lines of business. In addition, Personal Insurance earned premiums increased by $61.5 million due, in part, to growth in agency earned premiums, and Risk Management and Reinsurance Operations both saw earned premium growth of approximately $46.0 million. Offsetting these increases was a decrease in Specialty Operations of $159.2 million due in large part to the decision to exit the agricultural market. The impact on earned premiums due to this decision was a decrease of $98.4 million.

Underwriting results, including a majority of the restructuring and other related charges, declined in 1998 by $585.2 million. This reduction is primarily due to net unfavorable reserve development in 1998 of $331.8 million as compared to net favorable development of $86.3 million for 1997. The unfavorable development in 1998 occurred primarily in asbestos and mass tort claims. Pre-tax catastrophe losses of $309.7 million related to winter storms and tropical storms were recorded in 1998, compared to catastrophe losses of $91.6 million in 1997.

Restructuring and other related charges totaled approximately $190.0 million. The charges stem from a plan, announced in the third quarter of 1998 by CNA, to restructure operations as part of its initiatives to improve performance. CNA intends to position each of its strategic business units as a market leader by sharpening its focus on customers and employing new technology. The charges recorded in 1998 related to employee terminations, lease abandonments, writedowns of certain assets to fair value and losses related to the exiting of businesses. Based on CNA's current estimates, it is expected that an additional $100.0 to $150.0 million of other related charges will be incurred over approximately the next twelve months.

1997 Compared with 1996

Earned premiums decreased $153.1 million in 1997, or approximately 2.0%, as compared to 1996. This decrease is mainly due to reductions recorded in 1997 related to prior years involuntary risks premiums. CNA's share of involuntary risks is mandatory and generally a function of its share of the voluntary market by line of insurance in each state. The adjustments to prior years premiums stems from a greater willingness on the part of the voluntary market, including CNA, to write these types of coverages. This willingness was precipitated by improved loss experience trends in the involuntary market. In addition, a decision to exit an Industrial Risk Insurers pool, due to historic unprofitability, generated a decrease in earned premiums of approximately $180.0 million. Partially offsetting these decreases was growth in Risk Management of $204.8 million and an increase in Personal Insurance of $126.4 million due to the cancellation of a quota share agreement.

Underwriting losses for 1997 decreased $113.2 million as compared to 1996. This decrease in losses was primarily due to lower catastrophe losses of $223.7 million and favorable loss development of $86.3 million. Partially offsetting these improvements was lower earned premiums, as noted above and increases in current year loss experience.

Life

1998 Compared with 1997

Life Operations continued to experience profitability in 1998, although results were lower than 1997 principally due to reduced investment margins from certain investment type products sold in the Retirement Services. Current year results also reflect lower realized capital gains and less favorable mortality experience than in 1997.

Written premiums have continued to show strong growth over the last three years. Premium revenues, however, decreased slightly in 1998 to $684.0 million from $688.0 million in 1997, principally due to increased use of reinsurance for individual term life insurance products.

Individual life insurance premiums, on a direct basis, were $754.0 million in 1998, an increase of $111.0 million from 1997 premiums of $643.0 million.

Individual life premium revenues were $321.0 million in 1998, as compared with $373.0 million in 1997, as individual term life insurance premiums received in the current year, for business written between mid-1994 through mid-1996, were co-insured with a new reinsurance contract at a rate of 90% of the direct business. The new reinsurance program complements an existing program under which business written after mid-1996 is being co-insured at the rate of 75% of the direct premiums.

Retirement Services premium revenues increased slightly in 1998 to $177.0 million as compared with $174.0 million in 1997. Total sales volume for Retirement Services, which reflects deposits and other income which are not included in the premiums above, declined from $1,042.0 million in 1997 to $998.0 million in 1998.

The decreased sales volume is primarily due to the discontinuation of fixed individual annuities and the lower volume of guaranteed investment contracts sold in institutional markets.

Long-term care premium revenues increased $37.0 million in 1998 to $137.0 million as compared with premium revenues of $100.0 million in 1997. Long-term care written premiums increased $48.0 million in 1998 over $251.0 million in 1997.

Other revenues for 1998 increased by $10.0 million when compared to 1997, primarily due to fees and other income resulting from significant growth in the variable annuity separate account product.

1997 Compared with 1996

Written premium revenues increased $34.0 million in 1997 as compared with $654.0 million in 1996, primarily due to an increase in individual term life premiums.

Individual life insurance premiums, on a direct basis, increased $148.0 million in 1997 from 1996 premiums of $495.0 million. This trend reflects CNA's strong market presence in this product line.

Individual life premium revenues increased from $313.0 million in 1996 to $373.0 million in 1997, driven primarily by growth in individual term life premiums.

Retirement Services premium revenues increased $24.0 million in 1997 from $150.0 million in 1996. Total sales volume for Retirement Services, which reflects deposits and other income which are not included in the premiums above, declined from $1,410.0 million in 1996 to $1,042.0 million in 1997.

Long-term care premium revenue declined slightly in 1997 as compared with 1996 premium revenues of $110.0 million. Long-term written premiums increased by $54.0 million in 1997 over $197.0 million in 1996.

Group

1998 Compared with 1997

In 1998, Group Operations experienced a reduction in profitability as a result of restructuring and related charges associated with exiting certain businesses and the continued difficult market conditions in group health lines.

Premiums for Group Operations decreased by approximately 5.0%, or $191.0 million, in 1998 as compared to 1997. The decrease was attributable, in part, to a $166.0 million decrease in the medical lines of coverage in Health Benefits, resulting from the decision to exit some markets. Additionally, due to changes in coverage terms, Federal Employees Health Benefit Plan ("FEHBP") premiums decreased by $90.0 million. These decreases were offset, in part, by premium growth of $65.0 million across almost all other lines of business.

Pre-tax operating income in 1998 deteriorated by $65.0 million as compared to 1997. The decrease is primarily due to restructuring and other related charges of $39.0 million for Group Operations as discussed in Note 12 of the Notes to Consolidated Financial Statements. This included the effect of the decision to exit the insured comprehensive medical portion of the employer and affinity markets. A majority of this inforce business was sold effective January 1, 1999.

In addition, increased losses of $30.0 million on accident coverages sold within Special Benefits contributed to the operating loss. The increased losses resulted from both adverse claim developments and unusually high claim activity in traditional accident insurance lines.

1997 Compared with 1996

During 1997, premiums grew by $87.0 million as compared to 1996. Special Benefits experienced growth of $85.0 million, driven by growth in disability of $37.0 million, group term life of $27.0 million, and accident of $13.0 million. These increases resulted from strong sales of employee benefit plans. Health Benefits grew by $100.0 million in 1997. An increase of $33.0 million was attributable to credit card accidental death and dismemberment coverages and other non-medical products, and the remainder of the growth resulted from sales and renewal increases on employer medical plans. Partially offsetting these increases was a decrease in Group Reinsurance premiums of approximately $80.0 million. The decrease in Group Reinsurance assumed premiums resulted from the termination of some small group medical quota share treaties. Additionally, premiums in the Federal Markets group declined by $22.0 million due to a small decline in group insurance enrollment for FEHBP.

The decline in pre-tax operating results from 1996 to 1997 was driven primarily by deteriorating group medical claim experience, including increased losses of approximately $40.0 million in Health Benefits (employer and affinity health), and another $10.0 million additional losses on medical stop loss and reinsured group medical in Provider Markets. Offsetting these declines, Special Benefits' results increased by approximately $20.0 million due to improved experience under both long-term care and life coverages.

Other Insurance

The Other Insurance segment contains CNA's corporate interest expense, run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guarantee insurance contracts and certain non-insurance operations, principally the operations of Agency Management Systems, Inc. ("AMS"), an information technology and agency software development company.

1998 Compared with 1997

Other Insurance segment's net loss for 1998 was $166.5 million. This is an increase of $55.0 million over 1997's net loss of $111.5 million. Contributing to this increase is an increase in losses at AMS due to lower revenues attributable to reduced contract renewals as well as restructuring and other related charges of approximately $8.0 million. Interest expense in 1998 declined to $189.7 million, compared to 1997's interest expense of $198.0 million.

1997 Compared with 1996

Other Insurance segment's net loss for 1997 was $111.5 million, an increase of $61.2 million over 1996's net loss of $50.3 million. Pre-tax operating income decreased by $123.4 million. This decrease is primarily due to a change in incurred losses on the financial guarantee business of $52.0 million, attributable to favorable loss development recorded in 1996, as well as an increase in operating expenses of $70.0 million. This increase reflects a change in AMS's operating expenses of approximately $56.0 million, primarily due to acquisitions made during 1997. Partially offsetting these losses and expenses was an increase in other revenues of $48.0 million, primarily due to an increase in AMS's revenues from acquisitions made during 1997. Additionally, net investment losses increased in 1997 by $7.0 million as compared to 1996.

Lorillard

Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

Settlement of State Reimbursement Litigation

On November 23, 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the "Original Participating Manufacturers" and, together with Liggett Group, Inc. and any other tobacco product manufacturer that becomes a signatory, the "Participating Manufacturers") entered into a Master Settlement Agreement (the "Master Settlement Agreement") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states. The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota.

The Master Settlement Agreement is subject to final judicial approval in each of the Settling States. If a Settling State does not obtain final judicial approval by December 31, 2001, the Master Settlement Agreement will be terminated with respect to such state. The Master Settlement Agreement, however, will remain in effect as to each Settling State in which final judicial approval is obtained. The Master Settlement Agreement provides that it is not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and was entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

The Master Settlement Agreement mandates significant changes in the advertising and marketing of tobacco products in the Settling States and otherwise restricts the activities of Lorillard and other Participating Manufacturers. It also requires the industry to pay more than $206 billion through 2025, including (I) more than $12.7 billion in initial payments over the first five years (including $2.4 billion paid in December); (ii) annual payments commencing in 2000 in the initial amount of $4.5 billion and increasing periodically to $9 billion in 2018 and thereafter in perpetuity, and (iii) $1.7 billion over ten years for a national public education fund, the largest portion of which is due during the first five years. The $2.4 billion payment was allocated among the Original Participating Manufacturers based on relative market capitalization. All other payments are allocated among the Original Participating Manufacturers based on their relative unit volume of domestic cigarette shipments and are subject to adjustment for inflation and volume changes and for participation by less than all the states and for other adjustments and offsets described in the Master Settlement Agreement.

Lorillard's share of the $2.4 billion payment amounted to $175.2 million which was charged to expense in the fourth quarter of 1998 and paid from Lorillard's available cash. The Company incurred an additional charge to expense in the fourth quarter of 1998 of $150.0 million to cover Lorillard's fixed and determinable costs associated with the Master Settlement Agreement, such as payments due in 1999 for the benefit of the national public education fund. As a result, the Company's fourth quarter pre-tax charge amounted to approximately $325.2 million. The Company anticipates that Lorillard's share of future annual industry payments related to cigarette sales would be charged to expense as the related sales occur and may be funded through price increases. On November 23, 1998, Lorillard increased the list price of all of its brands by $22.50 per thousand cigarettes ($0.45 per pack of 20 cigarettes).

The Company believes that the implementation of the Master Settlement Agreement will materially adversely affect its consolidated results of operations and cash flows in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the full price and discount segments, Lorillard's share of the domestic full price and discount segments, and the effect of any resulting cost advantage of manufacturers not subject to the Master Settlement Agreement.

The Original Participating Manufacturers will reimburse the Settling States and other specified governmental entities for reasonable costs and expenses incurred in connection with the settled claims and for time reasonably expended by their attorneys and paralegals in connection with the settled actions, subject to an aggregate cap of $150.0 million. These payments will be allocated among the Original Participating Manufacturers on the basis of relative unit volume of domestic cigarette shipments.

The Original Participating Manufacturers will also pay the reasonable fees of outside counsel representing the Settling States and other specified governmental entities. The Original Participating Manufacturers will offer to liquidate such fees and, to the extent such offers are accepted, will pay such fees over five years, beginning in

1999, subject to an annual aggregate cap of $250.0 million. The fees of attorneys who do not accept such offers will be set by a panel of arbitrators and, together with the fees of attorneys representing certain other state and class actions, will be subject to a separate and additional nationwide annual cap of $500.0 million. Amounts owed in a particular year that could not be paid because of the cap will be rolled over to the next year. On February 1, 1999, the Original Participating Manufacturers paid $5.0 million as the first installment on a total agreed upon liquidated fee of $233.5 million to the outside counsel for eight states. Lorillard's share of such payment was $455,000. In addition, the Original Participating Manufacturers will also pay the reasonable costs and expenses of such outside counsel, subject to an annual aggregate cap of $75.0 million. On December 31, 1998, the Original Participating Manufacturers paid $1.7 million as reimbursement for the costs and expenses of outside counsel in the State of Washington. Lorillard's share of this payment was $158,500. All such payments to outside counsel will be allocated among the Original Participating Manufacturers on the basis of relative unit volume of domestic cigarette shipments. On December 10, 1998, the panel of arbitrators appointed by the Original Participating Manufacturers and outside counsel in the states of Mississippi, Florida and Texas awarded attorneys' fees of $1.4, $3.4 and $3.3 billion, respectively, to attorneys in those states. The awards by those panels included a provision allowing the payments to be increased annually by a factor of 3% to account for inflation. The Original Participating Manufacturers and the outside counsel for the states of Mississippi and Florida have agreed that the panels were not authorized to award the annual inflation adjustment pursuant to the terms of the Master Settlement Agreement, and such adjustment will not be applied. The Original Participating Manufacturers and the outside counsel for the state of Texas have also agreed that the annual inflation adjustment was not appropriately awarded by the panel, and the panel has modified its decision accordingly.

The payment obligations under the Master Settlement Agreement are the several and not joint obligations of each Participating Manufacturer.

The Participating Manufacturers have also, as part of the Master Settlement Agreement, committed to work cooperatively with the tobacco grower community to address concerns about the potential adverse economic impact on that community and have met with the political leadership of states with grower communities to address those economic concerns. On January 21, 1999, the Original Participating Manufacturers reached an agreement in principle to establish a $5.2 billion trust fund payable over 12 years to compensate the tobacco growing communities in 11 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris will pay more than its market share in the first year of the agreement but will have its payment obligations reduced in years 11 and 12 to make up for the overpayment. Lorillard's payments under the agreement will total approximately $515.0 million, including a payment of $16.0 million in 1999. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and for the effect of any new increases in state or federal excise taxes on tobacco products which benefits the growing community.

1998 Compared with 1997

Revenues increased by $448.3 million, or 18.5%, and net income declined by $11.3 million, or 3.1%, in 1998 as compared to 1997.

Revenues increased, as compared to 1997, by approximately $384.9 million, or 15.9%, due to higher unit prices and by approximately $31.6 million, or 1.3%, due to an increase in unit sales volume. Net investment income also contributed $28.8 million, or 1.2%, to the increased revenues.

Lorillard's unit sales volume increased by 1.1% as compared to 1997. Newport, a full price brand which accounts for approximately 77% of Lorillard's unit sales,

increased by 2.4% as compared to 1997. Virtually all of Lorillard's sales are in the full price brand category. Discount brand sales have decreased from an average of 31.4% of industry sales during 1994 to an average of 26.2% during 1998. At December 31, 1998, they represented 27.6% of industry sales.

Net income declined due primarily to the charges for tobacco litigation settlements ($346.5 million in 1998 compared to $122.0 million in 1997) primarily related to the Master Settlement Agreement, as discussed above, as well as the costs related to the settlements with the states of Minnesota, Texas, Florida and Mississippi. Higher sales promotion expenses also negatively impacted net income in 1998 as compared to 1997. These increased costs were partially offset by the increased revenues discussed above.

1997 Compared with 1996

Revenues increased by $177.7 million, or 7.9%, and net income declined by $81.3 million, or 18.3%, in 1997 as compared to 1996.

Revenues increased, as compared to 1996, by approximately $70.2 million, or 3.2%, due to an increase in unit sales volume and by approximately $108.5 million, or 4.9%, due to increased unit prices.

Lorillard's unit sales volume increased by 3.4% as compared to 1996. Sales of Newport, a full price brand which accounted for approximately 76% of Lorillard's unit sales in 1997, increased by 7.5% as compared to 1996. Virtually all of Lorillard's sales are in the full price brand category.

Net income declined due primarily to the settlement of certain tobacco related litigation. As discussed in Note 17 of the Notes to Consolidated Financial Statements, in 1997, Lorillard and other companies in the United States tobacco industry entered into agreements to settle health care cost recovery actions in Florida, Mississippi and Texas, and entered into an agreement to settle a class action lawsuit in Florida. Based on the agreements, Lorillard recorded pre-tax and after tax settlement charges of $198.8 and $122.0 million, respectively, in 1997.

Without the charges for tobacco related litigation, net income would have increased by $40.7 million as compared to 1996 due primarily to the increased revenues, partially offset by higher legal expenses. The rise in legal expenses reflected the increasing number of cases seeking damages against Lorillard for cancer and other health effects claimed to have resulted from an individual's use of cigarettes or exposure to tobacco smoke. At December 31, 1997, Lorillard was named as a defendant in approximately 384 lawsuits, compared to 143 lawsuits in 1996.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

1998 Compared with 1997

Revenues and net income increased by $19.6 and $14.0 million, respectively, in 1998 as compared to 1997, due primarily to an approximately 7.3% increase in average room rates. These increases include a pre-tax and after tax gain of $14.7 and $8.4 million, respectively, from the sale of the Loews Monte Carlo hotel. Overall occupancy rates were essentially unchanged from 1997, with rate increases in most other properties offset by decreases in occupancy rates, revenues and net income as a result of a lower number of rooms available due to a major renovation program at the Regency Hotel, the chain's flagship property.

1997 Compared with 1996

Revenues and net income increased by $21.9 and $11.9 million, respectively, in 1997 as compared to 1996, due primarily to an approximately 9.3% increase in average room rates and a 2.2% increase in average occupancy rates. These increases were partially offset by costs of a legal settlement in 1997.

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 52% owned subsidiary of the Company.

1998 Compared with 1997

Revenues and net income increased by $267.4 and $50.2 million, or 27.4% and 38.3%, respectively, in 1998 as compared to 1997.

Revenues increased due principally to higher operating dayrates for Diamond Offshore's semisubmersible rigs ($231.5 million) and, to a lesser extent, improved dayrates for jack-up rigs ($37.1 million). Revenues also benefited from a net addition to the operating drilling fleet ($56.5 million) reflecting the completion of various upgrade projects and an $11.2 million increase in investment income as compared to 1997. These increases were partially offset by reductions in revenues from decreased utilization due to rig downtime for mandatory inspections and repairs performed during 1998 ($50.8 million) and lower utilization of jack-up rigs ($15.7 million) in the shallow waters of the Gulf of Mexico during 1998.

Net income increased due primarily to the higher revenues discussed above, partially offset by increased depreciation expense, higher contract drilling costs including labor and drilling supplies, and higher interest expense. Increased depreciation expense reflects costs associated with Diamond Offshore's continuing rig enhancement program and specific individual rig upgrades.

1997 Compared with 1996

Revenues and net income increased by $329.4 and $78.8 million, respectively, in 1997 as compared to 1996.

Revenues increased by $189.4 million due to higher operating dayrates, $106.6 million due to 11 rigs acquired in the acquisition of Arethusa in April 1996 and $61.4 million due to the completion of upgrade projects on four drilling rigs in 1997 as compared to 1996. These increases were partially offset by $34.8 million of gains recorded in 1996 from Diamond Offshore's sale of its land drilling rigs and related equipment, and three offshore drilling rigs.

Net income increased as a result of the higher revenues discussed above, partially offset by increased operating costs related to the drilling rigs acquired from Arethusa, and higher depreciation expense resulting from capital expenditures associated with drilling rig upgrades and modifications.

Bulova

Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

1998 Compared with 1997

Revenues and net income increased by $6.1 and $0.8 million, or 4.7% and 8.2%, respectively, in 1998 as compared to 1997.

Revenues increased, as compared to 1997, by approximately $6.1 million, or 4.7%, due to an increase in watch unit sales. Revenues also benefited from a $0.6 million increase in interest income. These increases were partially offset by an approximately $1.1 million decline in clock net sales in 1998 as compared to 1997, due primarily to lower clock unit sales.

Net income increased due primarily to the higher revenues discussed above, partially offset by a significant increase in brand support advertising expenses.

1997 Compared with 1996

Revenues and net income increased by $8.1 and $2.9 million, or 6.7% and 42.6%, respectively, in 1997 as compared to 1996 due primarily to higher watch unit sales volume of 6.6% and an overall increase in watch unit prices. The increased net income was partially offset by higher brand support advertising in 1997.

Corporate

Corporate operations consist primarily of investment income, including investment gains (losses) from the Company's investment portfolio, as well as corporate interest expenses and other corporate overhead costs.

The components of investment gains (losses) included in Corporate operations are as follows:

Year Ended December 31                         1998         1997         1996
------------------------------------------------------------------------------
(Amounts in millions)

Derivative instruments (1)                 $ (297.3)    $ (607.7)    $ (153.8)
Equity securities, including short
 positions (1)                               (251.4)      (299.0)        (8.9)
Short-term investments, primarily U.S.
 government securities                           .7          (.1)        28.0
Common stock of Diamond Offshore (2)                        29.1        186.6
Other                                           2.4         11.5          6.0
------------------------------------------------------------------------------
                                             (545.6)      (866.2)        57.9
Income tax benefit (expense)                  191.0        303.2        (20.3)
------------------------------------------------------------------------------
Net (loss) income                          $ (354.6)    $ (563.0)    $   37.6
==============================================================================

(1) Includes losses on short sales, equity index futures and options aggregating $584.3, $936.6 and $285.7 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company continues to maintain these positions but, during 1998, has reduced its exposure in these instruments. See "Quantitative and Qualitative Disclosures About Market Risk."
(2) See Note 14 of the Notes to Consolidated Financial Statements.

1998 Compared with 1997

Exclusive of investment gains (losses), revenues increased by $4.8 million, or 2.6%, due principally to income from a shipping joint venture, partially offset by lower investment income. Net income declined by $15.4 million, or 64.4%, due to higher interest expenses and lower investment income, partially offset by the shipping joint venture income.

1997 Compared with 1996

Exclusive of investment gains (losses), revenues decreased by $0.3 million, or 0.2%, due principally to a gain on an asset disposition in 1996, partially offset by higher investment income in 1997. Net income declined by $3.5 million, or 12.8%, due to the 1996 gain on an asset disposition and higher corporate interest expense, partially offset by increased investment income.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

CNA is one of the largest commercial insurers in the United States and the third largest property and casualty company in the country, based on 1997 net written premiums.

CNA's property and casualty insurance subsidiaries' statutory surplus grew from $3.4 billion in 1994 to $7.6 billion in 1998. Surplus rose in part ($1.7 billion) due to the acquisition of The Continental Corporation in 1995. Dividends of $410.0, $175.0 and $545.0 million were paid to CNA by Continental Casualty Company in 1998, 1997 and 1996, respectively.

Statutory surplus of CNA's life insurance subsidiaries amounted to $1.1 billion at December 31, 1998.

The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums, investment income and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the year ended December 31, 1998, CNA's net cash used in operating activities was $949.0 million, compared with net cash used of $193.0 million in 1997 and net cash provided of $620.2 million in 1996. The substantially lower operating cash flow in 1998 was primarily due to increases in insurance and reinsurance receivables of approximately $690.0 million. CNA's negative cash flows in 1997 were primarily due to claim payments resulting from the settlement of the Fibreboard litigation. The impact on cash flow for these claim payments was approximately $1.0 billion in 1997 (see Note 17 of the Notes to Consolidated Financial Statements).

Net cash flows are primarily invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable securities.

In 1998, CNA issued $1.0 billion principal amount of senior notes. The majority of the proceeds from these new issues were used to refinance existing bank debt and mortgages. In addition, proceeds from $200.0 million principal amount of these senior notes were used to enhance the capital of Continental Casualty Company. Also, in December 1998, the Company purchased $200.0 million of preferred stock from CNA, the proceeds of which were used to enhance the capital of Continental Casualty Company.

During 1998, CNA purchased 2,734,800 shares of its outstanding Common Stock at an aggregate cost of approximately $102.4 million. Depending on market conditions, CNA from time to time may purchase additional shares in the open market or otherwise.

The following table reflects ratings issued by A.M. Best, Standard and Poor's, Moody's and Duff & Phelps for CNA's Continental Casualty Company ("CCC") Intercompany Pool, Continental Insurance Company ("CIC") Intercompany Pool and Continental Assurance Company ("CAC") Intercompany Pool. Also rated were CNA's senior debt, commercial paper and preferred stock and The Continental Corporation's ("Continental") senior debt.

                                                                  Debt and Stock Ratings
                                                         ---------------------------------------
                                                                   CNA               Continental
                             Insurance Ratings           --------------------------- -----------
                           -------------------           Senior Commercial Preferred      Senior
                             CCC    CAC    CIC            Debt    Paper      Stock         Debt
------------------------------------------------------------------------------------------------
                             Financial Strength
                           --------------------

A.M. Best                     A      A      A-             -        -          -             -
Moody's                       A1     A1*    A2             A3       P2         a3           Baa1

                           Claims Paying Ability
                           ---------------------

Standard & Poor's             A+     AA-    A-             A-       A2         BBB          BBB-
Duff & Phelps                 AA-    AA     -              A-       -          BBB+          -
------------------------------------------------------------------------------------------------
*Applies to Continental Assurance Company only.

Lorillard

Lorillard and other cigarette manufacturers continue to be confronted with an increasing level of litigation and regulatory issues.

The volume of lawsuits against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke has increased substantially through 1997 and in 1998. See Note 17 of the Notes to Consolidated Financial Statements. In a number of cases, the Company is named as a defendant. Tobacco litigation includes claims brought by individual plaintiffs and claims brought as class actions on behalf of large numbers of individuals for damages allegedly caused by smoking; and claims brought on behalf of governmental entities, private citizens, or other organizations seeking reimbursement of health care costs allegedly incurred as a result of smoking. In the foregoing actions, plaintiffs claim substantial compensatory and punitive damages in amounts ranging into the billions of dollars. In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard.

In 1998, Lorillard, together with other tobacco product manufacturers, entered into the Master Settlement Agreement described above. The terms of the Master Settlement Agreement require significant payments to be made to the Settling States beginning in 1998 and continuing in perpetuity. See "Results of Operations" and Note 17 of the Notes to Consolidated Financial Statements for additional information regarding this settlement.

It has also been reported that the Executive branch of

the government has urged the U.S. Justice Department to commence an action against the tobacco industry seeking reimbursement of Medicare expenditures resulting from injuries or other health effects allegedly caused by use of tobacco products.

Efforts to Reach a Settlement of Tobacco Claims Through Federal Legislation

On June 20, 1997, Lorillard, together with other companies in the United States tobacco industry, entered into a Memorandum of Understanding to support the adoption of federal legislation and any necessary ancillary undertakings, incorporating the features described in the proposed resolution attached to the Memorandum of Understanding (together, the "Proposed Resolution"). The Proposed Resolution would have permitted extensive regulation of the industry by the Food and Drug Administration ("FDA") and would have imposed large monetary obligations on the industry to be paid to the federal government and to the states. The Proposed Resolution would have required the manufacturers to sign private contracts, or Protocols, which embody significant restrictions on the industry's commercial free speech and advertising. In return, the Proposed Resolution would have resolved much of the industry's litigation and established a rational litigation system for future lawsuits. The Proposed Resolution, by the nature of its terms, could be implemented only by federal legislation.

After the Proposed Resolution was announced, it became the subject of intense review and criticism by the White House, the public health community, and other interested parties. Over 50 bills were introduced in the 105th Congress regarding the issues raised in the Proposed Resolution, many of which sought more stringent regulation of tobacco products by the FDA and more punitive monetary payments by the companies. On April 18, 1998, Lorillard, along with the other signatory companies to the Proposed Resolution, announced a withdrawal from the legislative process relating to enactment of a comprehensive tobacco settlement. After much debate, Congress adjourned in 1998 without taking action on the Proposed Resolution.

FDA Regulations

In 1996, the FDA published regulations (the "FDA Regulations") which would severely restrict cigarette advertising and promotion and limit the manner in which tobacco products can be sold. The FDA premised its regulations on the need to reduce smoking by underage youth and young adults. The FDA Regulations include:

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

In 1997, Lorillard and other cigarette manufacturers filed a lawsuit, Coyne Beahm, Inc., et al. v. United States Food & Drug Administration, et al., in the United States District Court for the Middle District of North Carolina challenging the FDA's assertion of jurisdiction over cigarettes. On August 14, 1998, the federal Fourth Circuit Court of Appeals overturned the District Court's decision, and invalidated the FDA's assertion of authority over cigarettes and the FDA Regulations promulgated pursuant to that asserted authority. The FDA petitioned the appeals court for rehearing with suggestions for en banc reconsideration, and on November 10, 1998 the appeals court denied that petition. On January 19, 1999, the government filed a petition for certiorari to the U.S. Supreme Court. No action has yet been taken by that court.

Cigarette Excise Tax

The United States federal excise tax on cigarettes is presently $12 per 1,000 cigarettes ($0.24 per pack of 20 cigarettes). An increase in the federal excise tax on cigarettes is scheduled to be phased in at a rate of $5.00 per 1,000 cigarettes in the year 2000 and an additional $2.50 per 1,000 cigarettes in the year 2002. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. Such actions may adversely affect Lorillard's volume, operating revenues and operating income.

                                    * * * *

Lorillard generated net cash flow from operations of approximately $381.0 million for the year ended December 31, 1998, compared to $523.1 million for the prior year. Funds from operations continue to exceed operating requirements.

Loews Hotels

A Loews Hotels subsidiary has entered into an agreement with the owners of the Universal Studios Escape resort in Orlando, Florida to develop three hotels at the resort. In addition, a Loews Hotels subsidiary is developing a convention center hotel in Philadelphia. Capital expenditures in relation to these hotel projects are being funded by a combination of equity and mortgages.

Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from operations. Loews Hotels will obtain its share of the equity contributions for the development of hotels in Orlando and Philadelphia under arrangements with the Company.

Diamond Offshore

Depressed product prices in the oil and gas industry have resulted in declining dayrates and decreased utilization, primarily in the shallow waters of the Gulf of Mexico. As a result, Diamond Offshore has cold stacked (deactivated by performing certain procedures to retard deterioration) and suspended marketing efforts on three of its rigs located in the Gulf of Mexico. In addition, several of Diamond Offshore's rigs are idle in the Gulf of Mexico. Diamond Offshore has idle rigs in other markets that have softened as well (and has cold stacked its shallow water semisubmersible offshore West Africa). Diamond Offshore will continue to assess the need to cold stack additional rigs depending on market conditions. To date, Diamond Offshore has been able to mitigate the effect of these conditions on its results of operations with existing term contract commitments, and through the diversity of its fleet. However, many of these contracts expire during 1999 and renewal rates could be significantly lower than those previously obtained. These current trends in market conditions are expected to adversely affect Diamond Offshore's future results of operations, although the extent cannot be accurately predicted.

Depressed conditions in the oil and gas industry have also increased the susceptibility of term contracts, previously committed at dayrates in excess of current market rates, to cancellation by the customer. Most drilling contracts allow for termination if drilling operations are suspended for a period of time as a result of a breakdown of equipment or by giving notice in connection with payment of an early termination fee by the customer. During 1998, two of Diamond Offshore's term contracts were cancelled by customers. The contract for use of its drillship, the Ocean Clipper, which had a four year term through July 2001, was terminated in December 1998 in connection with issues arising out of performance failures. In October 1998, Diamond Offshore agreed to an early termination and substitution arrangement involving two of its semisubmersibles located offshore Australia. Diamond Offshore cannot accurately predict the actions of its customers or the circumstances in which further contract cancellations might occur.

Diamond Offshore continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deep water and harsh environment operations. During the year ended December 31, 1998, Diamond Offshore expended $110.7 million, including capitalized interest expense, for rig upgrades. Diamond Offshore has budgeted $173.7 million for rig upgrade capital expenditures during 1999.

During the year ended December 31, 1998, Diamond Offshore expended $113.8 million in association with its continuing rig enhancement program to maintain spare equipment inventory levels and meet other corporate requirements. Diamond Offshore has budgeted $134.1 million for 1999 capital expenditures associated with its continuing rig enhancement program, spare equipment inventory and other corporate requirements.

Historically, the offshore contract drilling industry has been highly competitive and cyclical, and Diamond Offshore cannot predict whether current conditions will continue.

Diamond Offshore generated net cash flow from operations of approximately $547.2 million for the year ended December 31, 1998, compared to $396.4 million for the prior year.

During 1998, Diamond Offshore purchased 3,518,100 shares of its outstanding Common Stock at an aggregate cost of approximately $88.7 million. Depending on market conditions, Diamond Offshore from time to time may purchase additional shares in the open market or otherwise.

Bulova

Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from operations. No material capital expenditures are anticipated during 1999.

Parent Company

During 1998, the Company purchased 2,417,700 shares of its outstanding Common Stock at an aggregate cost of approximately $218.0 million. Depending on market conditions, the Company from time to time purchases additional shares in the open market or otherwise.

The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

INVESTMENTS

Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments. Equity securities which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value which approximated carrying value at December 31, 1998 and 1997.

The Company enters into short sales and invests in certain derivative instruments for a number of purposes, including: (i) for asset and liability management activities, (ii) for income enhancements for its portfolio management strategy, and (iii) to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction than what management expects, significant losses may occur.

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

The Company does not believe that any of the derivative instruments utilized by it are unusually complex, nor do these instruments contain imbedded leverage features which would expose the Company to a higher degree of risk. See "Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and Note 4 of the Notes to Consolidated Financial Statements for additional information with respect to derivative instruments, including recognized gains and losses on these instruments.

Insurance

CNA's general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds, and corporate bonds.

CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

CNA believes it has the capacity to hold its fixed maturity portfolio to maturity. However, fixed maturity securities may be sold as part of CNA's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, tax and credit considerations, or other similar factors. Accordingly, the fixed maturity securities are classified as available for sale.

The general account portfolio consists primarily of high quality (rated BBB or higher) marketable fixed maturities, 93.3% and 95.0% of which are rated as investment grade at December 31, 1998 and 1997, respectively.

The following table summarizes the ratings of CNA's general account fixed maturity bond portfolio at fair value:


December 31                                                 1998                      1997
-----------------------------------------------------------------------------------------------
(Amounts in millions of dollars)

U.S. government and affiliated securities           $ 9,443.0   31.5%          $13,679.0   46.4%
Other AAA rated                                      11,595.0   38.7             8,801.0   29.9
AA and A rated                                        4,884.0   16.3             3,796.0   12.9
BBB rated                                             2,061.0    6.8             1,695.0    5.8
Below investment grade                                1,996.0    6.7             1,480.0    5.0
-----------------------------------------------------------------------------------------------
Total                                               $29,979.0  100.0%          $29,451.0  100.0%
===============================================================================================

The following table summarizes the ratings of CNA's guaranteed investment contract Separate
Account fixed maturity bond portfolio at fair value:


December 31                                                 1998                       1997
-----------------------------------------------------------------------------------------------
(Amounts in millions of dollars)

U.S. government and affiliated securities            $  167.0    5.2%           $  148.0    3.9%
Other AAA rated                                       1,977.0   61.2             2,401.0   62.6
AA and A rated                                          476.0   14.8               569.0   14.8
BBB rated                                               339.0   10.5               406.0   10.6
Below investment grade                                  269.0    8.3               310.0    8.1
-----------------------------------------------------------------------------------------------
Total                                                $3,228.0  100.0%           $3,834.0  100.0%
===============================================================================================

The ratings in the two tables above are primarily from independent rating agencies (83.1% and 89.8% of the general account portfolio, and 76.8% and 82.1% of the guaranteed investment contract portfolio in 1998 and 1997, respectively, were rated by major independent rating agencies).

High yield securities are bonds rated as below investment grade by bond rating agencies and other unrated securities which, in the opinion of management, are below investment grade (below BBB). High yield securities generally involve a greater degree of risk than investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. CNA's concentration in high yield bonds including Separate Account business was approximately 4.0% and 3.2% of its total assets at December 31, 1998 and 1997, respectively.

Included in CNA's fixed maturity securities at December 31, 1998 (general and guaranteed investment contract portfolios) are $10.3 billion of asset-backed securities, at fair value, consisting of approximately 15.9% in U.S. government agency issued pass-through certificates, 51.8% in collateralized mortgage obligations ("CMO's"), 15.0% in corporate asset-backed obligations and 17.3% in corporate mortgage-backed pass-through certificates. The majority of CMO's held are actively traded in liquid markets and are priced by broker-dealers.

CMO's are subject to prepayment risks that tend to vary with changes in interest rates. During periods of declining interest rates, CMO's generally prepay faster as the underlying mortgages are prepaid and refinanced by borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments are generally slow which may result in a decrease in yield or a loss as a result of the slower prepayments. CNA limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. CNA avoids investments in complex mortgage derivatives without readily ascertainable market prices. At December 31, 1998, the fair value of asset-backed securities was greater than the amortized cost by approximately $163.0 million, as compared to net unrealized gains of approximately $114.0 million at December 31, 1997.

At December 31, 1998 and 1997, short-term investments consisted primarily of U.S. treasury bills and commercial paper.

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk). CNA also uses derivatives to mitigate the risk associated with its Separate Account indexed group annuity contract as discussed below.

CNA considers its derivatives as being held for purposes other than trading. Derivative securities, except for interest rate swaps associated with certain corporate borrowings, are recorded at fair value at the reporting date, with changes in market value reflected in investment gains and losses. The interest rate swaps on corporate borrowings are accounted for using accrual accounting with the related income or expense recorded as an adjustment to interest expense; the changes in fair value are not recorded.

At December 31, 1998 CNA's general account investments in bonds and redeemable preferred stocks were carried at their fair value of $30.1 billion, compared to $29.5 billion at December 31, 1997. At December 31, 1998 and 1997, net unrealized gains on fixed maturity securities amounted to approximately $562.0 and $528.0 million, respectively. The gross unrealized gains and losses for the fixed maturity securities portfolio at December 31, 1998 were $818.0 and $256.0 million, respectively, compared to $644.0 and $116.0 million, respectively, at December 31, 1997.

Net unrealized gains on general account bonds at December 31, 1998 include net unrealized losses on high yield securities of $101.0 million, compared to unrealized losses of $2.0 million at December 31, 1997. Carrying and fair values of high yield securities in the general account were approximately $2.0 billion at December 31, 1998, compared to $1.5 billion at December 31, 1997.

The Company's largest equity holding (held by CNA) in a single issuer is Global Crossing, Ltd. ("Global Crossing") common stock. At December 31, 1998, the Company owned 20,037,584 shares, or 9.8% of the outstanding common stock of Global Crossing which was valued at $904.0 million. Net unrealized gains associated with this security approximated $841.0 million at December 31, 1998. Without registration or an exemption from registration, sales to the public of the Company's holdings of Global Crossing are governed by Rule 144 of the Securities Act of 1933 (the "Act") and may not commence until August 13, 1999. After August 13, 1999, the Company has the right to require Global Crossing to register under the Act up to 25% of the Company's holdings prior to December 31, 1999.

At December 31, 1998 and 1997, total Separate Account investments at fair value amounted to approximately $5.1 and $5.7 billion, respectively, with taxable fixed maturities representing approximately 80.8% and 83.3% of the total at December 31, 1998 and 1997, respectively. Approximately 64.3% and 73.8% of Separate Account investments at December 31, 1998 and 1997, respectively, are used to fund guaranteed investments contracts for which CAC guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment contract portfolio are matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. One Separate Account product is an indexed group annuity contract for institutional investors which guarantees the S&P 500 rate of return plus 25 basis points per annum. Deposits are taken from the customer for a three year period with no payout until the end of the period. CNA mitigates the risk associated with the contract liability by a combination of purchasing S&P 500 futures contracts in a notional amount equal to the original customer deposit and investing the remaining cash primarily in high quality investments. The number of futures contracts is adjusted regularly to approximate the liability to the contract holder.

At December 31, 1998 and 1997, fixed maturity securities in the guaranteed investment Separate Account contract portfolio, carried at fair value, amounted to $3.2 and $3.8 billion, respectively. Net unrealized gains on fixed maturity securities in these Separate Accounts amounted to approximately $64.0 and $71.0 million at December 31, 1998 and 1997, respectively. The gross unrealized gains and losses for the fixed maturity securities portfolio at December 31, 1998 were $84.0 and $20.0 million, respectively, compared to $87.0 and $16.0 million, respectively, at December 31, 1997.

High yield securities in the guaranteed investment Separate Account contract portfolio, carried at fair value, amounted to $269.0 and $310.0 million at December 31, 1998 and 1997, respectively. Net unrealized losses on high yield securities held in such Separate Account portfolio were $9.0 and $1.0 million at December 31, 1998 and 1997, respectively.

YEAR 2000 ISSUE

The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates beginning in 1999. Such malfunctions could lead to business delays and disruptions. The Company renovated or replaced many of its legacy systems and upgraded its systems to accommodate business for the Year 2000 and beyond. In addition, the Company is checking embedded systems in computer hardware and other infrastructure such as elevators, heating and ventilating systems, and security systems.

Based upon its current assessment, the Company estimates that the total cost to replace and upgrade its systems to accommodate Year 2000 processing is expected to be approximately $70.0 to $80.0 million. As of December 31, 1998, approximately $64.0 million has been spent. However, prior to 1997, the Company did not specifically separate technology charges for Year 2000 from other information technology charges. In addition, while some hardware charges are included in the budget figures, the Company's hardware costs are typically included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent and to be spent have been or will be financed from current operating funds.

The Company believes that it will be able to resolve the Year 2000 issue in a timely manner. As of December 31, 1998, the Company has certified internally over 90% of its internal applications and systems as being ready for the year 2000. In addition, certain of CNA's non-insurance affiliates are not yet Year 2000 ready, but they are expected to be ready on a timely basis. However, due to the interdependent nature of computer systems, there may be an adverse impact on the Company if banks, independent agents, vendors, insurance agents, third party administrators, various governmental agencies and other business partners fail to successfully address the Year 2000 issue. In the event that they are not, it is unclear at this time whether the impact on CNA would be material. To mitigate this impact, CNA is communicating with these various entities to coordinate the Year 2000 conversion. CNA has already sent Year 2000 information packages to more than 12,000 independent agents to encourage them to become Year 2000 ready on a timely basis. CNA has also sent Year 2000 information to almost 300,000 business policyholders to increase their awareness of the Year 2000 issue. Similar information packages have been sent to health care providers, lawyers and others with whom CNA has business relationships. Because of the interdependent nature of the issue, the Company cannot be sure that there will not be a disruption to its business.

The Company has also developed business resumption plans to ensure that the Company is able to continue critical processes through other means in the event that it becomes necessary to do so. Formal strategies have been developed within each business unit and support organization to include appropriate recovery processes and use of alternative vendors. More than 200 strategies have been developed to address all the recovery plans for approximately 400 processes. These plans are being updated quarterly.

In addition, property and casualty insurance subsidiaries may have an underwriting exposure related to the Year 2000 issue.

There can be no assurances that policyholders will not suffer losses resulting from Year 2000 issues and seek indemnification under insurance policies underwritten by CNA. Coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the policy. It is impossible to estimate with any degree of accuracy the extent to which various types of policies issued by CNA may afford coverage for loss or claims. At this time, CNA is unable to forecast the nature and range of the losses, the availability of coverage for the losses, or the likelihood of significant claims. As a result, CNA is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material to it.

Accounting Standards

In December 1997, the AICPA's Accounting Standards Executive Committee issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 requires that entities recognize liabilities for insurance-related assessments when all of the following criteria have been met: an assessment has been imposed or it is probable that an assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This SOP is effective for fiscal years beginning after December 15, 1998. The effect of this SOP will result in the Company recording an after tax charge in the first quarter of 1999 between $120.0 and $150.0 million as a cumulative effect of a change in accounting principle.

In March 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Accounting treatment for costs associated with software developed or obtained for internal use, as defined by this SOP, is based upon a number of factors, including the point in time during the project that costs are incurred as well as the types of costs incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and will be adopted in the first quarter of 1999. The Company is currently evaluating the effects of this SOP.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting

Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of this Statement on its accounting and reporting for derivative securities and hedging activities.

In April 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of this SOP should be reported as a change in accounting principle, and will, accordingly, involve a cumulative adjustment. The Company does not expect the adoption of the SOP to have a significant impact on its results of operations or equity.

In October 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The guidance excludes long-duration life and health insurance contracts from its scope. This statement is effective for financial statements in the year 2000, with early adoption encouraged. CNA is currently evaluating the effects of this Statement.

FORWARD-LOOKING STATEMENTS

When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contract with the Company; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and equities) or in the value of specific investments held by the Company; changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; judicial decisions and rulings in smoking and health litigation, the impact of tobacco settlement agreements and any future settlements of tobacco-related litigation, the impact of bills introduced in Congress in relation to tobacco operations, changes in foreign and domestic oil and gas exploration and production activity, rating agency policies and practices; the results of financing efforts; the actual closing of contemplated transactions and agreements and various other matters and risks, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

Condensed Balance Sheet Information

Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the Equity Method)


December 31                                                1998          1997
------------------------------------------------------------------------------
(Amounts in millions)

Assets:

Current assets                                        $   533.9     $   563.3
Investments in U.S. government securities and other     4,914.3       5,031.0
------------------------------------------------------------------------------
Total current assets and investments in securities      5,448.2       5,594.3
Investment in CNA                                       7,722.0       6,861.9
Investment in Diamond Offshore                            905.6         772.4
Other assets                                              684.6         642.1
------------------------------------------------------------------------------
Total assets                                          $14,760.4     $13,870.7
==============================================================================

Liabilities and Shareholders' Equity:

Current liabilities                                   $ 1,454.5     $ 1,555.0
Securities sold under agreements to repurchase            449.7
Long-term debt, less current maturities and
 unamortized discount                                   2,383.6       2,340.1
Other liabilities                                         271.4         310.5
------------------------------------------------------------------------------
Total liabilities                                       4,559.2       4,205.6
Shareholders' equity                                   10,201.2       9,665.1
------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $14,760.4     $13,870.7
==============================================================================

Condensed Statements of Income Information

Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the Equity Method)


Year Ended December 31                           1998        1997        1996
------------------------------------------------------------------------------
(Amounts in millions)

Revenues:

Manufactured products and other              $3,207.6    $2,746.5    $2,552.6
Investment income                               233.3       215.7       202.2
Investment (losses) gains                      (545.6)     (866.2)       57.9
------------------------------------------------------------------------------
Total                                         2,895.3     2,096.0     2,812.7
------------------------------------------------------------------------------

Expenses:

Cost of manufactured products sold
 and other                                    2,044.1     1,986.7     1,857.3
Tobacco litigation settlements                  579.0       198.8
Interest                                        135.9       116.1       115.6
Income tax expense (benefit)                     87.3       (58.1)      316.7
------------------------------------------------------------------------------
Total                                         2,846.3     2,243.5     2,289.6
------------------------------------------------------------------------------
Income (loss) from operations                    49.0      (147.5)      523.1
Equity in income of:
  CNA                                           234.7       810.2       808.7
  Diamond Offshore                              181.1       130.9        52.1
------------------------------------------------------------------------------
Net income                                   $  464.8   $   793.6    $1,383.9
==============================================================================

Condensed Statements of Cash Flow Information

Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the Equity Method)


Year Ended December 31                           1998          1997      1996
------------------------------------------------------------------------------
(Amounts in millions)

Operating Activities:

Net income                                   $  464.8    $    793.6  $1,383.9
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Investment losses (gains)                     545.6         866.2     (57.9)
  Other                                        (444.7)     (1,037.3)   (755.7)
Changes in assets and liabilities-net          (399.9)       (583.7)   (453.1)
------------------------------------------------------------------------------
Total                                           165.8          38.8     117.2
------------------------------------------------------------------------------

Investing Activities:

Net decrease (increase) in short-term
 investments, primarily U.S. government
 securities                                      30.8        (344.3)   (447.1)
Securities sold under agreements to
 repurchase                                     449.7        (447.8)    447.8
Investment in CNA preferred stock              (200.0)
Other                                           (52.6)        (66.6)    (74.8)
------------------------------------------------------------------------------
Total                                           227.9        (858.7)    (74.1)
------------------------------------------------------------------------------

Financing Activities:

Dividends paid to shareholders                 (114.6)       (115.0)   (116.2)
(Decrease) increase in long-term
 debt-net                                       (52.0)        926.0     299.5
Purchases of treasury shares                   (218.0)                 (215.7)
------------------------------------------------------------------------------
Total                                          (384.6)        811.0     (32.4)
------------------------------------------------------------------------------

Net change in cash                                9.1          (8.9)     10.7
Cash, beginning of year                          11.5          20.4       9.7
------------------------------------------------------------------------------
Cash, end of year                            $   20.6    $     11.5  $   20.4
==============================================================================

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

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

Trading portfolio:

                                        Fair Value
Category of risk exposure:           Asset (Liability)          Market Risk
------------------------------------------------------------------------------
December 31                         1998         1997         1998       1997
------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities               $198.1      $ 173.3      $  49.8    $  43.3
  Options purchased                212.5        176.3       (173.1)    (162.2)
  Options written                  (39.7)       (18.8)         9.2         .5
  Futures-long                                                46.6
  Futures-short                                              (60.3)    (465.3)
  Short sales                     (657.7)      (880.7)      (164.4)    (220.2)
Short sales of U.S. government
 securities (2)                   (125.3)                   (135.6)
Commodities:
  Oil (3):
    Swaps                                        (2.4)                  (12.2)
    Energy purchase obligations    (16.9)        (9.8)        (5.4)      (6.8)
  Gold (4):
    Options purchased               17.5         27.9        (17.5)     (27.9)
    Options written                 (3.7)        (4.2)         3.7        4.2
  Other (5)                                       5.0          (.5)      (4.8)
------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) an increase in equity prices of 25%, (2) a decrease in interest rates of 100 basis points, (3) a decline in oil prices of 20%, (4) an increase in gold prices of 20% and (5) a decrease of 10%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

The most significant areas of market risk in the Company's trading portfolio result from positions held in S&P futures contracts, short sales of certain equity securities and put options purchased on the S&P 500 index. The Company enters into these positions primarily to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction from what management expects, significant losses may occur. The Company continues to maintain these positions in 1999.

Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

Other than trading portfolio:

                                        Fair Value
Category of risk exposure:          Asset (Liability)           Market Risk
------------------------------------------------------------------------------
December 31                          1998         1997        1998       1997
------------------------------------------------------------------------------
(Amounts in millions)

Equity market (1):
  Equity securities:
   General accounts (a)          $ 1,970.1   $   813.7   $  (493.0) $   (81.0)
   Separate accounts                 297.0       206.0       (74.0)     (21.0)
  Equity index futures, separate
   accounts (b)                                             (229.0)     (66.0)
Interest rate (2):
  Fixed maturities (a)            31,409.4    30,723.2    (1,573.9)  (1,439.5)
  Short-term investments (a)       7,792.1     8,754.2       (21.0)     (11.0)
  Interest rate swaps                (20.0)       (4.0)        9.0       20.0
  Other derivative securities          6.0                    10.0
  Separate Accounts (a):
   Fixed maturities                4,155.0     4,769.0      (176.0)    (190.0)
   Short-term investments            473.0       629.0                   (1.0)
  Long-term debt                  (5,791.9)   (5,943.1)
------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a) Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(441.0) and $(48.0) at December 31, 1998 and 1997, respectively.
(b) This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments which derive their value from such securities or indexes.

Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at December 31, 1998 and 1997, with all other variables held constant.

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

The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on December 31, 1998 and 1997 due to instantaneous parallel changes in the year end yield curve. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

The Company's long-term debt, including interest rate swap agreements, as of December 31, 1998 and 1997 are denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $331.0 million. A 100 basis point decrease would result in an increase in market value of $429.4 million.

The sensitivity analysis assumes an instantaneous shift in market interest rates increasing 100 basis points from their levels at December 31, 1998 and 1997, with all other variables held constant.

Foreign Exchange Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Marks, Chilean Pesos, Argentinean Pesos and Japanese Yen. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at December 31, 1998 and 1997, with all other variables held constant.

Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in oil swaps, energy purchase obligations, gold options and other investments. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% for oil and gold, and 10% in the value of other underlying commodities.

Item 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets


------------------------------------------------------------------------------
Assets:
------------------------------------------------------------------------------

December 31                                                1998          1997
------------------------------------------------------------------------------
(Amounts in millions of dollars)


Investments (Notes 1, 2, 3 and 4):
  Fixed maturities, amortized cost of $30,850.3
   and $30,201.6                                      $31,409.4     $30,723.2
  Equity securities, cost of $1,624.7 and
   $1,102.6                                             2,380.7       1,163.3
  Other investments                                     1,123.0         978.4
  Short-term investments                                7,792.1       8,754.2
------------------------------------------------------------------------------
Total investments                                      42,705.2      41,619.1
Cash                                                      287.4         497.8
Receivables-net (Notes 1 and 5)                        14,065.9      13,754.9
Property, plant and equipment-net (Notes 1 and 6)       2,848.3       2,590.2
Deferred income taxes (Note 8)                            872.6         944.3
Goodwill and other intangible assets-net (Note 1)         489.4         751.4
Other assets (Notes 1, 13 and 16)                       2,012.6       1,872.1
Deferred policy acquisition costs of insurance
 subsidiaries (Note 1)                                  2,422.2       2,141.7
Separate Account business (Notes 1 and 3)               5,202.8       5,811.6
------------------------------------------------------------------------------
Total assets                                          $70,906.4     $69,983.1
==============================================================================

See Notes to Consolidated Financial Statements.

                                                   Consolidated Balance Sheets


------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
------------------------------------------------------------------------------

December 31                                               1998           1997
------------------------------------------------------------------------------
(Amounts in millions of dollars)

Insurance reserves (Notes 1 and 7):
  Claim and claim adjustment expense                  $29,191.7     $29,557.8
  Future policy benefits                                5,418.3       4,829.2
  Unearned premiums                                     5,039.4       4,699.9
  Policyholders' funds                                    789.1         741.5
------------------------------------------------------------------------------
Total insurance reserves                               40,438.5      39,828.4
Payable for securities purchased (Note 4)               1,160.8       1,559.2
Securities sold under agreements to repurchase
 (Notes 1 and 2)                                          579.5         152.7
Long-term debt, less unamortized discount
 (Notes 3 and 9)                                        5,966.7       5,752.6
Other liabilities (Notes 1, 3 and 13)                   4,879.6       4,749.1
Separate Account business (Notes 1 and 3)               5,202.8       5,811.6
------------------------------------------------------------------------------
Total liabilities                                      58,227.9      57,853.6
------------------------------------------------------------------------------

Minority interest                                       2,477.3       2,464.4
------------------------------------------------------------------------------

Commitments and contingent liabilities
 (Notes 1, 2, 4, 7, 8, 9, 10, 12, 13, 16 and 17)

Shareholders' equity (Notes 1, 2, 9 and 11):
  Common stock, $1 par value:
    Authorized - 400,000,000 shares
    Issued and outstanding - 112,582,300 and
     115,000,000 shares                                   112.6         115.0
  Additional paid-in capital                              162.3         165.8
  Earnings retained in the business                     9,033.5       8,895.4
  Accumulated other comprehensive income                  892.8         488.9
------------------------------------------------------------------------------
Total shareholders' equity                             10,201.2       9,665.1
------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $70,906.4     $69,983.1
==============================================================================

Consolidated Statements of Income


Year Ended December 31                             1998       1997       1996
------------------------------------------------------------------------------
(Amounts in millions, except per share data)

Revenues (Note 1):

Insurance premiums (Note 16)                  $13,369.7  $13,477.6  $13,520.2
Investment income, net of expenses (Note 2)     2,408.3    2,442.0    2,477.7
Investment gains (losses) (Note 2)                149.7     (237.9)     489.9
Gains on issuance of subsidiaries' stock
 (Notes 2 and 14)                                            124.3      186.6
Manufactured products (including excise
 taxes of $495.3, $491.0 and $477.6)            2,936.6    2,514.4    2,327.5
Other                                           2,344.0    1,818.4    1,440.5
------------------------------------------------------------------------------
Total                                          21,208.3   20,138.8   20,442.4
------------------------------------------------------------------------------

Expenses (Note 1):

Insurance claims and policyholders' benefits
 (Notes 7 and 16)                              11,717.3   11,268.5   11,370.5
Amortization of deferred policy acquisition
 costs                                          2,180.2    2,138.2    1,856.1
Cost of manufactured products sold              1,027.7    1,024.5      992.1
Other operating expenses                        4,257.5    3,592.2    3,497.9
Tobacco litigation settlements (Note 17)          579.0      198.8
Interest                                          369.2      323.4      318.0
------------------------------------------------------------------------------
Total                                          20,130.9   18,545.6   18,034.6
------------------------------------------------------------------------------
                                                1,077.4    1,593.2    2,407.8
------------------------------------------------------------------------------

Income taxes (Note 8)                             354.5      495.3      791.4
Minority interest                                 258.1      304.3      232.5
------------------------------------------------------------------------------
Total                                             612.6      799.6    1,023.9
------------------------------------------------------------------------------
Net income                                    $   464.8  $   793.6  $ 1,383.9
==============================================================================
Net income per share (Note 11)                $    4.06  $    6.90  $   11.91
==============================================================================

See Notes to Consolidated Financial Statements.

                                                   Consolidated Statement of Shareholders Equity


                                                           Earnings Accumulated
                                                Additional Retained    Other        Common
                           Comprehensive Common   Paid-in    in the Comprehensive  Stock Held
                             Income      Stock   Capital   Business   Income      in Treasury    Total
------------------------------------------------------------------------------------------------
(Amounts in millions)

Balance, December 31, 1995            $117.8  $170.0  $7,157.8  $ 793.1            $   8,238.7
Comprehensive income:
  Net income                $1,383.9                   1,383.9                         1,383.9
  Other comprehensive
   losses (Note 11)           (559.5)                            (559.5)                (559.5)
                            --------
  Comprehensive income      $  824.4
                            ========
Dividends paid, $1.00 per
 share                                                  (116.2)                         (116.2)
Purchases of common stock                                                 $(215.7)      (215.7)
Retirement of treasury stock            (2.8)   (4.2)   (208.7)             215.7
------------------------------------------------------------------------------------------------
Balance, December 31, 1996             115.0   165.8   8,216.8    233.6                8,731.2
Comprehensive income:
  Net income                $  793.6                     793.6                           793.6
  Other comprehensive
   income (Note 11)            255.3                              255.3                  255.3
                            --------
  Comprehensive income      $1,048.9
                            ========
Dividends paid, $1.00
 per share                                              (115.0)                         (115.0)
------------------------------------------------------------------------------------------------
Balance, December 31, 1997             115.0   165.8   8,895.4    488.9                9,665.1
Comprehensive income:
  Net income                $  464.8                     464.8                           464.8
  Other comprehensive
   income (Note 11)            403.9                              403.9                  403.9
                            --------
  Comprehensive income      $  868.7
                            ========
Dividends paid, $1.00
 per share                                              (114.6)                         (114.6)
Purchases of common stock                                                  (218.0)      (218.0)
Retirement of treasury stock            (2.4)   (3.5)   (212.1)             218.0
------------------------------------------------------------------------------------------------
Balance, December 31, 1998            $112.6  $162.3  $9,033.5  $ 892.8              $10,201.2
================================================================================================

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows


Year Ended December 31                           1998        1997        1996
------------------------------------------------------------------------------
(Amounts in millions)

Operating Activities:

Net income                                     $464.8      $793.6    $1,383.9
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Investment (gains) losses                    (149.7)      113.6      (676.5)
  Provision for minority interest               258.1       304.3       232.5
  Amortization of investments                  (217.3)     (115.2)     (177.6)
  Depreciation and amortization                 437.0       341.7       285.0
  Provision for deferred income taxes            51.8        59.3       474.9
Changes in assets and liabilities-net:
  Reinsurance receivables                      (210.3)      473.0       204.1
  Other receivables                            (589.2)     (209.7)     (334.6)
  Deferred policy acquisition costs            (280.5)     (287.5)     (360.9)
  Insurance reserves and claims                 624.3      (133.5)     (358.0)
  Other liabilities                             187.9      (485.5)      885.9
  Trading securities                           (545.7)     (682.4)     (247.2)
  Other-net                                    (267.4)       72.1      (361.5)
------------------------------------------------------------------------------
                                               (236.2)      243.8       950.0
------------------------------------------------------------------------------

Investing Activities:

Purchases of fixed maturities               (70,141.5)  (47,434.7)  (41,004.7)
Proceeds from sales of fixed maturities      66,429.6    43,997.0    41,895.6
Proceeds from maturities of fixed maturities  3,564.0     2,996.9     1,796.3
Purchases of equity securities               (1,072.6)   (1,332.3)     (971.6)
Proceeds from sales of equity securities        850.8     1,405.9     1,077.4
Purchases of property and equipment            (644.0)     (702.4)     (545.5)
Securities sold under agreements to
 repurchase                                     426.8      (395.5)     (225.8)
Change in short-term investments                786.6      (207.4)   (2,809.6)
Change in other investments                     192.9       390.5       225.7
------------------------------------------------------------------------------
                                                392.6    (1,282.0)     (562.2)
------------------------------------------------------------------------------

                                        Consolidated Statements of Cash Flows


Year Ended December 31                           1998        1997        1996
------------------------------------------------------------------------------
(Amounts in millions)

Financing Activities:

Dividends paid to shareholders               $ (114.6)   $ (115.0)  $  (116.2)
Dividends paid to minority interests            (40.7)      (16.0)       (6.3)
Purchases of treasury shares                   (218.0)                 (215.7)
Purchases of treasury shares by subsidiaries   (191.1)
Principal payments on long-term debt           (861.9)     (271.4)     (574.2)
Issuance of long-term debt                    1,073.8     1,661.0       615.9
Change in short-term debt                                   (10.0)        2.3
Receipts credited to policyholders                6.2         6.6        11.0
Withdrawals of policyholder account
 balances                                       (20.5)      (24.9)      (40.6)
------------------------------------------------------------------------------
                                               (366.8)    1,230.3      (323.8)
------------------------------------------------------------------------------

Net change in cash                             (210.4)      192.1        64.0
Cash, beginning of year                         497.8       305.7       241.7
------------------------------------------------------------------------------
Cash, end of year                           $   287.4   $   497.8   $   305.7
==============================================================================

See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in million, except per share data)

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

Accounting changes - Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for presenting comprehensive income and its components. The Company has presented this information in its Consolidated Statements of Shareholders' Equity and in Note 11.

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 revises standards for the way that public business enterprises report information about operating segments in interim and annual financial statements and related disclosures about products and services, geographic areas, and major customers. The Company has presented this information in Notes 6 and 18.

Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in benefit obligations and fair values of plan assets that will facilitate analysis, and eliminates certain disclosures that are no longer deemed as useful to users of financial statements. The Company has presented this information in Note 13.

Investments - Investments in securities, which are held principally by insurance subsidiaries of CNA Financial Corporation ("CNA"), an 85% owned subsidiary, are carried as follows:

The Company classifies fixed maturity securities (bonds and redeemable preferred stocks) and equity securities held by insurance subsidiaries as available for sale and they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion are included in investment income. Equity securities in the parent company's investment portfolio are classified as trading securities in order to reflect the Company's investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the income statement.

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

Short-term investments consist primarily of U.S. government securities, repurchase agreements and commercial paper. These investments are carried at fair value, which approximates amortized cost.

All securities transactions are recorded on the trade date. The cost of securities sold is determined by the identified certificate method. Unrealized appreciation included in other comprehensive income in shareholders' equity reflects the unrealized gain or loss on investments which are available for sale and carried at fair value, net of applicable deferred income taxes and participating policyholders' and minority interests. Investments are written down to estimated fair values, and losses are charged to income when a decline in value is considered to be other than temporary.

Other invested assets consist primarily of investments in joint ventures, limited partnerships, certain derivative securities and other investments not classified elsewhere. The joint ventures and limited partnerships are carried at equity value.

Securities lending activities - The Company has a securities lending program where securities are loaned to third parties, primarily major brokerage firms.

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

Restricted investments - On December 30, 1993, CNA deposited $986.8 in an escrow account, pursuant to the Fibreboard Global Settlement Agreement, as discussed in Note 17. The majority of the funds are included in short-term investments and are invested primarily in U.S. treasury securities. The escrow account amounted to $1,130.0 and $1,098.0 at December 31, 1998 and 1997, respectively.

Insurance Operations - Premium revenues - Insurance premiums on property and casualty and accident and health insurance contracts are earned ratably over the terms of the policies after provision for estimated adjustments on retrospectively rated policies and deductions for ceded insurance. Revenues on universal life type contracts are comprised of contract charges and fees which are recognized over the coverage period. Other life insurance premiums and annuities are recognized as revenue when due after deductions for ceded insurance premiums.

Claim and claim adjustment expense reserves - Claim and claim expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and health disability claims, are not discounted and are based on (a) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations, (b) estimates of unreported losses, (c) estimates of losses on assumed insurance, and (d) estimates of future expenses to be incurred in settlement of claims. In establishing these estimates, consideration is given to current conditions and trends as well as past company and industry experience. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance.

Claim and claim adjustment expense reserves represent management's estimates of ultimate liabilities based on currently available facts and case law and the ultimate liability may vary significantly from such estimates. CNA regularly reviews its reserves, and any adjustments to the previously established reserves are reflected in operating income in the period the need for such adjustments becomes apparent. See Note 7 for a further discussion of claim and claim expense reserves.

Structured settlements have been negotiated for claims on certain property and casualty insurance policies. Structured settlements are agreements to provide periodic payments to claimants, which are fixed and determinable as to the amount and time of payment. Certain structured settlements are funded by annuities purchased from CNA's life insurance subsidiary. Related annuity obligations are recorded in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim expense reserves and carried at the present values determined using interest rates ranging from 6.0% to 7.5%. At December 31, 1998 and 1997, the discounted reserves for unfunded structured settlements were $893.0 and $913.0, respectively (reflecting a discount of $1,511.0 and $1,527.0, respectively). Workers' compensation lifetime claim reserves and accident and health disability claim reserves are discounted at interest rates allowed by insurance regulators that range from 3.5% to 6.0% with mortality and morbidity assumptions reflecting CNA's and current industry experience. At December 31, 1998 and 1997, such discounted reserves totaled $2,277.0 and $2,196.0, respectively (reflecting a discount of $869.0 and $882.0, respectively).

Future policy benefits reserves - Reserves for traditional life insurance products (whole and term life products) are computed based upon the net level premium method using actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions include a margin for adverse deviation and generally vary by plan, age at issue and policy duration. Interest rates range from 3.0% to 9.0%, and mortality, morbidity and withdrawal assumptions reflect CNA and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses beyond the premium paying period. Reserves for universal life-type contracts are equal to the account balances that accrue to the benefit of the policyholders. Interest crediting rates ranged from 4.3% to 7.3% for the three years ended December 31, 1998.

Involuntary risks - CNA's share of involuntary risks is mandatory and generally a function of its share of the voluntary market by line of insurance in each state. CNA records the estimated effects of its mandatory participation on an accrual basis. CNA currently records assessments for insolvencies as they are paid. In 1999, CNA will account for these assessments in compliance with Statement of Position ("SOP") 97-3. SOP 97-3 requires that insurance companies recognize liabilities for insurance-related assessments when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment, has occurred on or before the date of the financial statements. In the first quarter of 1999, the Company will record the initial impact of the application of this SOP as a cumulative effect of a change in accounting principle and report an after tax charge between $120.0 and $150.0.

Reinsurance - CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk. CNA's life reinsurance includes coinsurance, yearly renewable term and facultative programs. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim or policy reserve liability and shown as a recoverable in the Consolidated Balance Sheets.

Deferred policy acquisition costs - Costs of acquiring property and casualty insurance business, which vary with and are primarily related to the production of such business, are deferred and amortized ratably over the period the related premiums are recognized. Such costs include commissions, premium taxes, and certain underwriting and policy issuance costs. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs. Life acquisition costs are capitalized and amortized based on assumptions consistent with those used for computing policy benefit reserves. Acquisition costs on traditional life business are amortized over the assumed premium paying periods. Universal life and annuity acquisition costs are amortized in proportion to the present value of estimated gross profits over the products' assumed durations. To the extent that unrealized gains or losses on available for sale securities would result in an adjustment of deferred policy acquisition costs had those gains or losses actually been realized, the related unamortized deferred policy acquisition costs are recorded as an adjustment of the unrealized gains or losses included in shareholders' equity.

Participating business - Participating business represented 0.5%, 0.7% and 0.5% of CNA's gross life insurance in force and 0.7%, 0.7% and 0.7% of life insurance premium income for 1998, 1997 and 1996, respectively. Participating policyholders' equity is determined by allocating 90% of related net income or loss and unrealized investment gains or losses related to such business as allowed by applicable laws, less dividends determined by CNA's Board of Directors. Revenues and expenses include amounts related to participating policies; the net income or loss allocated to participating policyholders' equity is a component of insurance claims and policyholders' benefits. Separate Account business - CNA's life insurance subsidiary, Continental Assurance Company ("CAC"), write certain investment and annuity contracts. The supporting assets and liabilities of these contracts are legally segregated and reflected in the accompanying Consolidated Balance Sheets as assets and liabilities of Separate Account business. CAC guarantees principal and a specified return to the contract holders on approximately 64% and 74% of the Separate Account business at December 31, 1998 and 1997, respectively. Substantially all assets of the Separate Account business are carried at fair value. Separate Account liabilities are carried at contract values.

Statutory accounting practices - CNA's insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or otherwise permitted by their respective jurisdiction's insurance regulator. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. CNA has no material permitted accounting practices.

Statutory capital and surplus - Statutory capital and surplus and net income, determined in accordance with accounting practices prescribed by the regulations and statutes of various insurance regulators, for property and casualty and life insurance subsidiaries, are as follows:

                                    Statutory Capital
                                               and Surplus          Statutory Net Income (Loss)
                                          --------------------     -----------------------------
                                                December 31            Year Ended December 31
                                          --------------------     -----------------------------
                                              1998       1997        1998       1997       1996
------------------------------------------------------------------------------------------------

Property and casualty companies*          $7,593.0   $7,123.0      $161.0   $1,043.0   $1,208.0
Life insurance companies                   1,109.0    1,224.0       (57.0)      43.0       57.6

------------------------------------------------------------------------------------------------
*Surplus includes equity of property and casualty companies ownership in life insurance subsidiaries.

Inventories -

Tobacco products - These inventories, aggregating $221.6 and $227.9 at December 31, 1998 and 1997, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method and primarily consist of leaf tobacco. If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $215.5 and $208.6 higher at December 31, 1998 and 1997, respectively.

Watches and clocks - These inventories, aggregating $38.9 and $35.7 at December 31, 1998 and 1997, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

Goodwill and other intangible assets - Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is generally amortized on a straight-line basis over the period of expected benefit of twenty years. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Accumulated amortization at December 31, 1998 and 1997 was $384.3 and $283.0, respectively. Amortization expense amounted to $101.3, $39.6 and $36.3 for the years ended December 31, 1998, 1997 and 1996, respectively. Intangible assets are periodically reviewed to determine whether an impairment in value has occurred.

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

Reclassification - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1998.

Note 2. Investments -


Year Ended December 31                             1998       1997       1996
------------------------------------------------------------------------------

Investment income consisted of:

Fixed maturities:
  Taxable                                      $1,568.8   $1,616.4   $1,820.9
  Tax exempt                                      342.4      289.2      273.4
Equity securities                                  34.7       37.6       46.4
Security repurchase transactions - net             15.0       20.1        9.2
Short-term investments                            404.7      457.6      290.5
Other                                             118.7      100.9       80.5
------------------------------------------------------------------------------
Total investment income                         2,484.3    2,521.8    2,520.9
Investment expenses                               (76.0)     (79.8)     (43.2)
------------------------------------------------------------------------------
Investment income-net                          $2,408.3   $2,442.0   $2,477.7
==============================================================================

Investment gains (losses) are as follows:

Trading securities:
  Derivative instruments (a)                   $ (285.3)  $ (618.7)  $ (137.6)
  Equity securities, including short
   positions (a)                                 (251.4)    (299.0)      (7.7)
------------------------------------------------------------------------------
                                                 (536.7)    (917.7)    (145.3)
Other than trading:
  Fixed maturities                                469.3      463.4      324.6
  Equity securities                                38.1      102.7      216.3
  Short-term investments                          (21.4)       7.1       10.0
  Other, including guaranteed Separate
   Account business                               200.4      106.6       84.3
------------------------------------------------------------------------------
Investment gains (losses)                         149.7     (237.9)     489.9
Gains on issuance of subsidiaries' stock                     124.3      186.6
------------------------------------------------------------------------------
                                                  149.7     (113.6)     676.5
Income tax (expense) benefit                      (56.2)      43.2     (237.6)
Allocated to participating policyholders          (14.0)     (14.6)     (14.2)
Minority interest                                 (67.0)     (74.9)     (61.1)
------------------------------------------------------------------------------
Investment gains (losses) -net                 $   12.5   $ (159.9) $   363.6
==============================================================================

(a) Includes losses on short sales, equity index futures and options aggregating $584.3, $936.6 and $285.7 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company continues to maintain these positions.

The carrying value of investments (other than equity securities) that have not produced income for the last twelve months is $23.0 at December 31, 1998.

Investment gains of $1,448.4, $837.6 and $716.0 and losses of $962.4, $264.4 and $165.1 were realized on securities available for sale for the years ended December 31, 1998, 1997 and 1996, respectively. Investment gains (losses) in 1998, 1997 and 1996 also include $159.2, $58.6 and $2.7 of net unrealized losses on equity securities in the Company's trading portfolio.

The amortized cost and market values of securities are as follows:

                                                     Unrealized
                                    Amortized   ------------------     Market
December 31, 1998                      Cost       Gains     Losses     Value
------------------------------------------------------------------------------

U.S. government and obligations of
 government agencies                $ 8,875.3   $  184.5   $ 20.2   $ 9,039.6
Asset-backed                          8,095.8      129.8     11.7     8,213.9
States, municipalities and
 political subdivisions-tax exempt    6,126.7      205.9     11.6     6,321.0
Corporate                             5,105.7      135.7    144.7     5,096.7
Other debt                            2,610.5      103.7     70.0     2,644.2
Redeemable preferred stocks              36.3       60.5      2.8        94.0
------------------------------------------------------------------------------
Total fixed maturities available
 for sale                            30,850.3      820.1    261.0    31,409.4
Equity securities available for
 sale                                 1,054.9    1,051.2    136.0     1,970.1
Equity securities, trading
 portfolio                              569.8       10.8    170.0       410.6
Short-term investments available
 for sale                             7,793.1         .2      1.2     7,792.1
------------------------------------------------------------------------------
                                    $40,268.1   $1,882.3   $568.2   $41,582.2
==============================================================================

December 31, 1997
U.S. government and obligations
 of government agencies             $14,034.9   $  119.4   $  25.3  $14,129.0
Asset-backed                          4,716.1       97.8       9.6    4,804.3
States, municipalities and
 political subdivisions-tax exempt    4,534.3      194.0       3.8    4,724.5
Corporate                             5,282.7      142.2      53.1    5,371.8
Other debt                            1,566.9       60.8      31.1    1,596.6
Redeemable preferred stocks              66.7       30.3                 97.0
------------------------------------------------------------------------------
Total fixed maturities available
 for sale                            30,201.6      644.5     122.9   30,723.2
Equity securities available
 for sale                               694.4      190.1      70.8      813.7
Equity securities, trading
 portfolio                              408.2        4.1      62.7      349.6
Short-term investments available
 for sale                             8,754.5         .1        .4    8,754.2
------------------------------------------------------------------------------
                                    $40,058.7     $838.8    $256.8  $40,640.7
==============================================================================

The Company's largest equity holding (held by CNA) in a single issuer is Global Crossing, Ltd. ("Global Crossing") common stock. At December 31, 1998, the Company owned 20,037,584 shares, or 9.8% of the outstanding common stock of Global Crossing which was valued at $904.0. Net unrealized gains associated with this security approximated $841.0 at December 31, 1998. Without registration or an exemption from registration, sales to the public of the Company's holdings of Global Crossing are governed by Rule 144 of the Securities Act of 1933 (the "Act") and may not commence until August 13, 1999. After August 13, 1999, the Company has the right to require Global Crossing to register under the Act up to 25% of the Company's holdings prior to December 31, 1999.

At December 31, 1998 and 1997, CNA maintained statutory deposits of cash and securities, with carrying values of $1,700.0 and $2,100.0, respectively, under requirements of regulatory authorities.

The amortized cost and market value of fixed maturities at December 31, 1998 and 1997 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.


                                             1998                  1997
                                   --------------------  ---------------------
                                   Amortized    Market    Amortized    Market
December 31                           Cost      Value       Cost       Value
------------------------------------------------------------------------------

Due in one year or less            $ 3,217.3  $ 3,322.8  $ 2,059.0  $ 2,076.7
Due after one year through five
 years                               6,412.3    6,430.4   12,675.9   12,674.0
Due after five years through ten
 years                               5,464.0    5,434.9    3,324.4    3,374.9
Due after ten years                  7,660.9    8,007.4    7,426.2    7,793.3
Asset-backed securities not due
 at a single maturity date           8,095.8    8,213.9    4,716.1    4,804.3
------------------------------------------------------------------------------
                                   $30,850.3  $31,409.4  $30,201.6  $30,723.2
==============================================================================

Note 3. Fair Value of Financial Instruments -


                                          1998                   1997
                                    ------------------------------------------
                                    Carrying  Estimated   Carrying  Estimated
December 31                          Amount   Fair Value   Amount   Fair Value
------------------------------------------------------------------------------

Financial assets:
  Other investments                 $1,118.2   $1,115.2   $  973.9   $  967.9
  Separate Account business:
    Fixed maturities                 4,155.0    4,155.0    4,769.0    4,769.0
    Equity securities                  297.0      297.0      206.0      206.0
    Other                              216.0      216.0      117.0      117.0

Financial liabilities:
  Premium deposits and annuity
   contracts                         1,259.0    1,205.0    1,194.0    1,145.0
  Long-term debt                     5,921.3    5,791.9    5,697.2    5,943.1
  Financial guarantee liabilities      240.0      231.0      382.0      373.0
  Separate Account business:
    Guaranteed investment contracts  2,423.0    2,478.0    3,414.0    3,448.0
    Variable Separate Accounts       1,268.0    1,268.0      997.0      997.0
    Deferred annuities                  85.0      102.0       73.0       90.0
    Other                              600.0      600.0      614.0      614.0
------------------------------------------------------------------------------

In cases where quoted market prices are not available, fair values may be based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Accordingly, the estimates presented herein are subjective in nature and are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The amounts reported in the consolidated balance sheet for fixed maturities securities, equity securities, derivative instruments, short-term investments and securities sold under agreements to repurchase are at fair value. As such, these financial instruments are not shown in the table above. See Note 4 for the fair value of derivative instruments. Since the disclosure excludes certain financial instruments and nonfinancial instruments such as real estate and insurance reserves, the aggregate fair value amounts cannot be summed to determine the underlying economic value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Fixed maturity securities and equity securities were based on quoted market prices, where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services or quoted market prices of comparable instruments.

Other investments consist of mortgage loans and notes receivable, policy loans, investments in limited partnerships and various miscellaneous assets. Valuation techniques to determine fair value of other investments and other Separate Account assets consisted of discounted cash flows and quoted market prices of the investments, comparable instruments, or underlying assets of the investments.

Premium deposits and annuity contracts were valued based on cash surrender values and the outstanding fund balances.

The fair value of the liability for financial guarantee contracts was based on discounted cash flows utilizing interest rates currently being offered for similar contracts.

The fair value of guaranteed investment contracts and deferred annuities of the Separate Accounts business was estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with similar maturities. The fair value of the liabilities for variable Separate Accounts business was based on the quoted market values of the underlying assets of each variable Separate Account. The fair value of other Separate Account business liabilities approximates carrying value.

Fair value of long-term debt was based on quoted market prices when available. The fair values for other long-term debt were based on quoted market prices of comparable instruments adjusted for differences between the quoted instruments and the instruments being valued or are estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

Note 4. Off-Balance-Sheet and Derivative Financial Instruments -

The Company enters into various transactions involving off-balance-sheet financial instruments through a variety of futures, swaps, options, forwards and other contracts (the "Contracts") as part of its investing activities. These Contracts are commonly referred to as derivative instruments since their underlying values may be linked to, among other things, interest rates, exchange rates, prices of securities and financial or commodity indexes. The Company uses these Contracts for a number of purposes, including: (i) for its asset and liability management activities; (ii) for income enhancements for its portfolio management strategy; and (iii) to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction than what management expects, significant losses may occur. These Contracts also involve the risk of dealing with counterparties and their ability to meet the terms of the Contracts.

Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying and selling instruments or entering into offsetting positions.

The notional amounts of derivative instruments shown in the following tables do not represent amounts exchanged in these transactions and, therefore, are not a measure of the exposure the Company has through its use of derivative instruments. In addition, notional amounts are presented gross and do not reflect the net effect of offsetting positions. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivative instruments.

The credit exposure associated with these instruments is generally limited to the positive market value of the instruments and will vary based on changes in market prices. The Company enters into these Contracts with large financial institutions and considers the risk of nonperformance to be remote.

The Company's investments in derivative instruments are as follows:


                                             Fair Value Asset
                                                (Liability)
                             Contractual/  ----------------------
                              Notional                Average for  Recognized
December 31, 1998               Value       Year-End    the Year   (Loss) Gain
------------------------------------------------------------------------------

Equity markets:
  Options purchased            $3,950.4       $212.5    $1,206.6     $(289.4)
  Options written               1,085.5        (39.7)      (97.9)       73.1
  S&P futures-long                186.2                                155.2
  S&P futures-short               241.3                               (202.8)
Commodities:
  Oil:
    Swaps                                                   (7.7)       (3.4)
    Energy purchase obligations    44.0        (16.9)      (12.4)       (7.0)
  Gold:
    Options purchased             423.9         17.5        30.8        (2.5)
    Options written                62.0         (3.7)       (9.5)        4.5
Other                             408.6          1.0         3.7       (13.0)
------------------------------------------------------------------------------
Total                          $6,401.9       $170.7    $1,113.6     $(285.3)
==============================================================================

                                                  Fair Value Asset
                                                    (Liability)
                                                -------------------
                                 Contractual/             Average
                                   Notional                 for     Recognized
December 31, 1997                    Value      Year-End  the Year (Loss) Gain
------------------------------------------------------------------------------

Equity markets:
  Options purchased                 $2,272.0      $176.3   $1,072.3   $(336.2)
  Options written                      269.7       (18.8)    (134.1)     42.9
  S&P futures                        1,881.0                           (381.2)
Commodities:
  Oil:
    Swaps                               63.3        (2.4)      (3.2)    (18.8)
    Energy purchase obligations         44.0        (9.8)      (3.1)    (10.1)
  Gold:
    Options purchased                  488.3        27.9       27.5      44.3
    Options written                     84.6        (4.2)      (2.0)      3.6
  Other                                 67.5         5.0        9.6      21.4
Other                                                                    15.4
------------------------------------------------------------------------------
Total                               $5,170.4      $174.0   $  967.0   $(618.7)
==============================================================================

December 31, 1996
------------------------------------------------------------------------------

Equity markets:
  Options purchased                 $1,995.7      $100.7   $   66.1   $(149.1)
  Options written                    1,223.5       (19.1)     (25.5)     63.4
  Futures                            1,466.9                           (138.2)
Interest rate risk:
  Treasury bill calls                  218.6         1.3         .6       3.3
  Interest rate swaps                   85.0         (.4)       2.3      29.0
  Commitments to purchase
   government and municipal
   securities                          406.5         (.9)      (1.0)
Foreign exchange futures and
 forwards                              599.0        (2.0)      (1.7)     (3.5)
Commodities:
  Oil:
    Swaps                              104.0         6.3      (13.5)     52.2
    Energy purchase obligations         79.1         2.3       (7.0)     17.1
  Gold options purchased               209.0         2.1        2.2      (2.1)
  Other                                176.5         3.4       (1.5)     (9.7)
------------------------------------------------------------------------------
Total                               $6,563.8      $ 93.7   $   21.0   $(137.6)
==============================================================================

CNA has entered into interest rate swap agreements to convert the variable rate of its borrowings under the bank credit facility and the commercial paper program to a fixed rate. Since these interest rate swaps are not held for trading purposes, they are not included in the preceding tables. At December 31, 1998 and 1997, the outstanding interest rate swap agreements had a total notional principal amount of $650.0 and $950.0, and a fair value liability of $10.0 and $4.0, respectively. Those agreements, which terminate from May 2000 to December 2000, effectively fixed CNA's interest rate exposure on $650.0 and $950.0 of variable rate debt, respectively.

CNA also uses derivatives to mitigate the risk associated with its indexed group annuity contracts by purchasing S&P 500 futures contracts in a notional amount equal to the portion of the customer liability related to the S&P 500 exposure. CNA generally does not hold or issue these instruments for trading purposes. The gross notional principal or contractual amounts of these instruments in the Separate Accounts totaled $979.0 and $711.0 at December 31, 1998 and 1997, respectively.

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $1,069.2 and $602.3 with fair value liabilities of $783.0 and $880.7 at December 31, 1998 and 1997, respectively. These positions are marked to market and investment gains or losses are included in the income statement.

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

At December 31, 1998 and 1997, gross exposure of financial guarantee insurance contracts amounted to $507.0 and $553.0, respectively. The degree of risk attached to this exposure is substantially reduced through reinsurance, diversification of exposures and collateral requirements. In addition, security interests in the real estate are also obtained. Approximately 36% and 39% of the risks were ceded to reinsurers at December 31, 1998 and 1997, respectively. Total exposure, net of reinsurance, amounted to $323.0 and $337.0 at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, collateral consisting of letters of credit and debt service reserves amounted to $38.0 and $23.0, respectively. Gross unearned premium reserves for financial guarantee contracts were $7.0 and $5.0 at December 31, 1998 and 1997, respectively. Gross claim and claim expense reserves totaled $232.0 and $377.0 at December 31, 1998 and 1997, respectively.

Note 5. Receivables -


December 31                                               1998           1997
------------------------------------------------------------------------------

Reinsurance                                          $ 6,267.3      $ 6,057.0
Other insurance                                        6,803.8        6,431.9
Security sales                                           276.4          755.8
Accrued investment income                                409.8          422.8
Other                                                    652.4          405.4
------------------------------------------------------------------------------
Total                                                 14,409.7       14,072.9
Less allowance for doubtful accounts and
 cash discounts                                          343.8          318.0
------------------------------------------------------------------------------
Receivables-net                                      $14,065.9      $13,754.9
==============================================================================

Note 6. Property, Plant and Equipment -


December 31                                               1998           1997
------------------------------------------------------------------------------

Land                                                 $   118.9      $   123.4
Buildings and building equipment                         798.6          753.8
Offshore drilling rigs and equipment                   2,017.8        1,781.1
Machinery and equipment                                1,310.4        1,130.6
Leaseholds and leasehold improvements                    122.1           67.7
------------------------------------------------------------------------------
Total, at cost                                         4,367.8        3,856.6
Less accumulated depreciation and amortization         1,519.5        1,266.4
------------------------------------------------------------------------------
Property, plant and equipment-net                    $ 2,848.3      $ 2,590.2
==============================================================================

Depreciation and amortization expense, including amortization of intangibles, and capital expenditures, are as follows:

                                           1998                 1997                 1996
                                     -----------------   -------------------   -----------------
                                     Depr. &   Capital    Depr. &    Capital   Depr. &   Capital
Year Ended December 31                Amort.   Expend.     Amort.    Expend.    Amort.   Expend.
------------------------------------------------------------------------------------------------

CNA Financial                        $261.1    $261.1     $187.4    $280.3     $163.7    $205.3
Lorillard                              22.4      20.1       21.0      34.4       21.5      35.3
Loews Hotels                           16.3     131.3       17.7      15.7       18.7      16.7
Diamond Offshore                      130.3     224.5      108.3     362.6       75.8     267.2
Bulova                                   .7       4.3         .8        .6         .8        .1
Corporate                               6.2       2.7        6.5       8.8        4.5      20.9
------------------------------------------------------------------------------------------------
Total                                $437.0    $644.0     $341.7    $702.4     $285.0    $545.5
================================================================================================

Note 7. Liability for Unpaid Claims and Claim Adjustment Expenses -

CNA's property and casualty insurance claims and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims which are incurred but not reported, as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, CNA's experience with similar cases, and various historical development patterns. Consideration is given to such historical patterns as field reserving trends, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these can affect the estimation of reserves.

Establishing loss reserves is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as general liability and professional liability claims.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserve balances for 1998, 1997 and 1996:


Year Ended December 31                           1998        1997        1996
------------------------------------------------------------------------------

Reserves at beginning of year:
  Gross                                     $28,571.0   $29,395.0   $31,044.0
  Ceded                                       5,326.0     5,660.0     6,089.0
------------------------------------------------------------------------------
Net reserves at beginning of year            23,245.0    23,735.0    24,955.0
Net reserves of acquired insurance
 companies at date of acquisition               122.0        57.0
------------------------------------------------------------------------------
Total net reserves                           23,367.0    23,792.0    24,955.0
------------------------------------------------------------------------------

Net incurred claim and claim expenses:
  Provision for insured events of current
   year                                       7,903.0     7,942.0     7,922.0
  Increase (decrease) in provision for
   insured events of prior years                263.0      (256.0)      (91.0)
  Amortization of discount                      143.0       143.0       149.0
------------------------------------------------------------------------------
Total net incurred                            8,309.0     7,829.0     7,980.0
------------------------------------------------------------------------------

Net payments attributable to:
  Current year events                         2,791.0     2,514.0     2,676.0
  Prior year events                           5,954.0     5,862.0     6,524.0
------------------------------------------------------------------------------
Total net payments                            8,745.0     8,376.0     9,200.0
------------------------------------------------------------------------------
Net reserves at end of year                  22,931.0    23,245.0    23,735.0
Ceded at end of year                          5,424.0     5,326.0     5,660.0
------------------------------------------------------------------------------
Gross reserves at end of year (a)           $28,355.0   $28,571.0   $29,395.0
==============================================================================

(a) Excludes life claim and claim expense reserves and intercompany eliminations of $836.7, $986.8 and $999.5 as of December 31, 1998, 1997
    and 1996, respectively, included in the Consolidated Balance Sheets.

The change in provision for insured events of prior years, favorable (adverse) reserve development, is comprised of the following components:

                                                   1998       1997       1996
------------------------------------------------------------------------------
Asbestos                                        $(243.0)   $(105.0)    $(50.5)
Environmental Pollution and Other Mass Tort      (227.0)                (64.7)
Other                                             207.0      361.0      206.2
------------------------------------------------------------------------------
Total                                           $(263.0)   $ 256.0     $ 91.0
==============================================================================

Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by potentially responsible parties ("PRP's"). Superfund and the mini-Superfunds establish mechanisms to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency ("EPA") on its National Priorities List ("NPL"). The addition of new clean-up sites to the NPL has slowed in recent years. Many clean-up sites have been designated by state authorities as well.

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These reserves relate to claims for accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether clean-up costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress in 1998 and it is unclear as to what positions the Congress or the Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be materially reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of regulation that would result.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, CNA's ultimate liability for environmental pollution claims may vary substantially from the amount currently recorded.

As of December 31, 1998 and 1997, CNA carried approximately $787.0 and $773.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. In 1998, CNA recorded $227.0 of adverse development compared to no development in 1997. The additional strengthening in 1998 was based upon CNA's continuous review of these types of exposures, as well as its internal study and annual analysis of environmental pollution and other mass tort claims. This analysis indicated deterioration in claim experience related to pollution claims, as well as some emerging mass tort exposures.

CNA's insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation (see Note 17). Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of December 31, 1998 and 1997, CNA carried approximately $1,456.0 and $1,400.0, respectively, of claim and claim expense reserves, net of reinsurance recoverable, for reported and unreported asbestos-related claims. In 1998, CNA recorded $243.0 of adverse development compared to $105.0 of adverse development in 1997. As with CNA's exposure to environmental pollution and other mass tort exposures, the additional reserve strengthening in 1998 for asbestos related claims was a result of management's continuous review of development with respect to these exposures, as well as a review of the results of CNA's annual analysis of these claims which was completed in conjunction with the study of environmental pollution and other mass tort claims. This analysis indicated deterioration in claims experience and claim counts for asbestos related claims.

The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.

Other lines favorable loss and loss adjustment expense reserve development for 1998 of $207.0 was due to favorable loss development of approximately $100.0 in commercial lines business and approximately $105.0 of favorable loss development in personal lines business. The favorable development in the commercial lines business was primarily attributable to improved frequency and severity in the commercial auto lines, as well as some continued improvement in workers' compensation. The favorable development in the personal lines business was attributable to improved trends, particularly in personal auto liability.

Other lines favorable loss and loss adjustment expense reserve development for 1997 of $361.0 was attributable to approximately $540.0 in workers' compensation involuntary risks and approximately $200.0 in personal lines business, partially offset by unfavorable loss and loss adjustment expense development of $379.0 in other commercial lines. The 1997 favorable loss development was offset in part by unfavorable premium development of approximately $340.0 in involuntary risk business and $170.0 favorable premium development in commercial lines.

The other favorable development during 1996 of $206.2 was principally due to favorable claim experience in the workers' compensation line of business.

The following tables provide additional data related to CNA's environmental pollution, other mass tort and asbestos-related claims activity.


Reserve Summary

December 31                             1998                      1997
------------------------------------------------------------------------------
                             Environmental             Environmental
                             Pollution and             Pollution and
                               Other Mass                Other Mass
                                  Tort       Asbestos      Tort       Asbestos
------------------------------------------------------------------------------
Reported Claims:
  Gross reserves                $291.0      $1,305.0     $279.0      $1,198.0
  Less reinsurance recoverable   (41.0)        (91.0)     (36.0)       (117.0)
------------------------------------------------------------------------------
  Net reported claims            250.0       1,214.0      243.0       1,081.0
  Net unreported claims          537.0         242.0      530.0         319.0
------------------------------------------------------------------------------
Net reserves                  $  787.0      $1,456.0   $  773.0      $1,400.0
==============================================================================


Changes in Environmental Pollution and Other Mass Tort Reserves

Year Ended December 31                          1998         1997        1996
------------------------------------------------------------------------------
Net reserves at beginning of year           $  773.0     $  907.8    $1,063.0
Reserve strengthening                          227.0                     64.7
Less:
  Gross payments                              (274.0)      (258.0)     (304.2)
  Reinsurance recoveries                        61.0        123.2        84.3
------------------------------------------------------------------------------
Net reserves at end of year                 $  787.0     $  773.0    $  907.8
==============================================================================

Changes in Asbestos Reserves

Year Ended December 31                          1998         1997        1996
------------------------------------------------------------------------------
Net reserves at beginning of year           $1,400.0     $1,506.2    $2,191.1
Reserve strengthening                          243.0        105.0        50.5
Less:
  Gross payments                              (239.0)      (268.2)     (787.7)
  Reinsurance recoveries                        52.0         57.0        52.3
------------------------------------------------------------------------------
Net reserves at end of year                 $1,456.0     $1,400.0    $1,506.2
==============================================================================

Note 8. Income Taxes -


Year Ended December 31,                              1998      1997      1996
------------------------------------------------------------------------------

Income taxes:
  Federal:
    Current                                        $195.0    $372.2    $276.4
    Deferred                                         51.8      59.3     474.9
  State, city and other, principally current        107.7      63.8      40.1
------------------------------------------------------------------------------
Total                                              $354.5    $495.3    $791.4
==============================================================================


Deferred tax assets (liabilities) are as follows:


December 31                                                 1998         1997
------------------------------------------------------------------------------

Insurance revenues:
  Property and casualty claim reserves                  $1,183.1     $1,101.3
  Unearned premium reserves                                371.7        283.2
  Life reserve differences                                 194.7        156.4
  Others                                                    26.9         22.2
Deferred policy acquisition costs                         (748.2)      (666.7)
Employee benefits                                          218.9        219.6
Property, plant and equipment                             (184.5)      (109.8)
Investments                                                 80.2         49.0
Restructuring costs                                         55.9
Tobacco litigation settlements                              70.4
Unrealized appreciation                                   (533.4)      (290.7)
Other-net                                                  136.9        179.8
------------------------------------------------------------------------------
Deferred tax assets-net                                 $  872.6     $  944.3
==============================================================================

Gross deferred tax assets amounted to $2,953.4 and $2,891.8 and liabilities amounted to $2,080.8 and $1,947.5 for the years ended December 31, 1998 and 1997, respectively.

The 1998 amounts reflect an increase in certain components of net deferred tax assets as a result of the finalization of an Internal Revenue Service examination. The increase resulted in a corresponding reduction of intangible assets.

The Company has a history of profitability and as such, management believes it is more likely than not that the net deferred tax asset will be realized.

Total income tax expense for the years ended December 31, 1998, 1997 and 1996 was different than the amounts of $377.1, $557.6 and $842.7, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate as a percentage of income before income taxes and minority interest is as follows:

Year Ended December 31                         1998         1997         1996
------------------------------------------------------------------------------

Statutory rate                                   35%          35%          35%
(Decrease) increase in income tax rate
 resulting from:
  Exempt interest and dividends received
   deduction                                     (9)          (6)          (3)
  State, city and other income taxes              7            2            1
------------------------------------------------------------------------------
Effective income tax rate                        33%          31%          33%
==============================================================================

Federal, foreign, state and local income tax payments, net of refunds, amounted to approximately $395.1, $565.3 and $407.8 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company has entered into separate tax allocation agreements with Bulova and CNA, majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiary"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, CNA will receive approximately $83.0 for 1998 and has paid the Company approximately $210.0 and $99.0 for 1997 and 1996, respectively, and Bulova will pay or has paid the Company approximately $5.6, $2.6 and $5.3 for 1998, 1997 and 1996, respectively. Each agreement may be cancelled by either of the parties upon thirty days' written notice.

The Company's federal income tax returns have been examined through 1994 and settled through 1990 and the years 1995 through 1997 are currently under examination. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the consolidated balance sheet is believed to be adequate to cover any additional assessments which may be made by federal, state and local tax authorities and should not have a material effect on the financial condition or results of operations of the Company.

Note 9. Long-Term Debt -


                                            Unamortized              Current
December 31, 1998                Principal   Discount      Net      Maturities
------------------------------------------------------------------------------
Loews Corporation                $2,325.0      $38.7     $2,286.3
CNA                               3,177.8       17.8      3,160.0       $102.8
Diamond Offshore                    400.0        4.2        395.8
Other                               124.6                   124.6         27.3
------------------------------------------------------------------------------
Total                            $6,027.4      $60.7     $5,966.7       $130.1
==============================================================================


December 31                                                                   1998         1997
------------------------------------------------------------------------------------------------
Loews Corporation (Parent Company):
  Senior:
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $300)                                                   $  300.0     $  300.0
    8.9% debentures due 2011 (effective interest rate of 9.0%)
     (authorized, $175)                                                      175.0        175.0
    7.6% notes due 2023 (effective interest rate of 7.8%)
     (authorized, $300) (a)                                                  300.0        300.0
    7.0% notes due 2023 (effective interest rate of 7.2%)
     (authorized, $400) (b)                                                  400.0        400.0
    8.5% notes due 1998                                                                   117.8
  Subordinated:
    3.1% exchangeable subordinated notes due 2007 (effective
     interest rate of 3.4%) (authorized, $1,150) (c)                       1,150.0      1,150.0
CNA Financial Corporation:
  Senior:
    8.3% notes due 1999 (effective interest rate of 7.3%)
     (authorized, $100)                                                      100.0        100.0
    6.3% notes due 2003 (effective interest rate of 6.4%)
     (authorized, $250)                                                      250.0        250.0
    7.3% notes due 2003 (effective interest rate of 7.8%)
     (authorized, $150)                                                      150.0        150.0
    6.5% notes due 2005 (effective interest rate of 6.6%)
     (authorized, $500)                                                      500.0
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $250)                                                      250.0        250.0
    6.5% notes due 2008 (effective interest rate of 6.6%)
     (authorized, $150)                                                      150.0
    6.6% notes due 2008 (effective interest rate of 6.7%)
     (authorized, $200)                                                      200.0
    8.4% notes due 2012 (effective interest rate of 8.6%)
     (authorized, $100)                                                      100.0        100.0
    7.0% notes due 2018 (effective interest rate of 7.1%)
     (authorized, $150)                                                      150.0
    8.9% notes due 1998                                                                   150.0
  Subordinated:
    7.3% debentures due 2023 (effective interest rate of 7.3%)
     (authorized, $250)                                                      250.0        250.0
  Commercial Paper (weighted average yield 5.9% and 6.1%)                    500.0        675.0
  Bank revolving credit due 2001 (effective interest rate of
   5.5% and 6.2%)                                                            235.0        400.0
  Mortgage notes at 11%, due 2013                                            157.5        389.2
  Revolving credit facility due 2002 (effective interest
   rate 6.2%)                                                                113.0        118.0
  Other senior debt (effective interest rates approximate 8.1%
   and 8.2%)                                                                  72.3         75.2
Diamond Offshore Drilling, Inc.:
  3.8% convertible subordinated notes due 2007 (effective
   interest rate of 3.9%) (authorized, $400)(d)                              400.0        400.0
Other senior debt, principally mortgages (effective interest
 rates approximate 8.4% and 9.4%)                                            124.6         58.5
------------------------------------------------------------------------------------------------
                                                                           6,027.4      5,808.7
Less unamortized discount                                                     60.7         56.1
------------------------------------------------------------------------------------------------
Long-term debt, less unamortized discount                                 $5,966.7     $5,752.6
================================================================================================

(a) Redeemable in whole or in part at June 1, 2003 at 103.8%, and decreasing percentages thereafter.
(b) Redeemable in whole or in part at October 15, 2003 at 102.4%, and decreasing percentages thereafter.
(c) The notes are exchangeable into 15.376 shares of Diamond Offshore's common stock per one thousand dollar principal amount of notes, at a price of $65.04 per share. Redeemable in whole or in part at September 15, 2002 at 101.6%, and decreasing percentages thereafter.
(d) The notes are convertible into 24.691 shares of Diamond Offshore's common stock per one thousand dollar principal amount of notes, at a price of $40.50 per share. Redeemable in whole or in part at February 22, 2001 at 102.1%, and decreasing percentages thereafter.

CNA maintains a revolving credit facility that expires in May 2001. The amount available is reduced by CNA's outstanding commercial paper. As of December 31, 1998, there was $60.0 of unused borrowing capacity under the facility. The interest rate on the bank loans is based on the London Interbank Offered Rate ("LIBOR"), plus 16 basis points. Additionally, there is a facility fee of 9 basis points per annum. The average interest rate on the bank loans under the credit facility at December 31, 1998 and 1997, respectively, was 5.5% and 6.2%.

The commercial paper borrowings are classified as long-term as the program is fully supported by the committed credit facility. The average interest rate on commercial paper was 5.9% and 6.1% at December 31, 1998 and 1997, respectively.

To offset the variable rate characteristics of the facility, CNA entered into interest rate swap agreements with several banks having a total notional principal amount at December 31, 1998 and 1997 of $650.0 and $950.0, respectively, which terminate from May 2000 to December 2000. These agreements provide that CNA pay interest at a fixed rate, averaging 6.1% and 6.2% at December 31, 1998 and 1997, respectively, in exchange for the receipt of interest at the three month LIBOR rate. The effect of these interest rate swaps was to increase interest expense by approximately $2.0 and $4.0 for the years ended December 31, 1998 and 1997, respectively.

The weighted average interest rate (interest and facility fees) on the combined revolving credit facility, commercial paper borrowings and interest rate swaps was 6.4% at December 31, 1998 and 1997.

On January 8, 1998, CNA issued $150.0 principal amount of 6.5% senior notes, due January 15, 2008, and $150.0 principal amount of 7.0% senior notes, due January 15, 2018. The net proceeds were used to repay a portion of CNA's revolving credit facility.

On April 15, 1998, CNA issued $500.0 principal amount of 6.5% senior notes due April 15, 2005. The net proceeds were used to prepay a portion of the secured mortgage notes, pay down a portion of the existing bank debt outstanding under CNA's revolving credit facility, provide refinancing of senior notes and provide funds for acquisitions.

On December 14, 1998, CNA issued $200.0 principal amount of 6.6% senior notes due December 15, 2008. The net proceeds were used to enhance the capital of Continental Casualty Company.

The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $130.1 in 1999, $3.2 in 2000, $743.6 in 2001, $128.7
in 2002 and $402.9 in 2003. The Company paid interest expenses of approximately $322.0, $325.1 and $315.3 for the years ended December 31, 1998, 1997 and 1996, respectively.

Payment of dividends by insurance subsidiaries of CNA without prior regulatory approval is limited to certain formula-derived amounts. At December 31, 1998, approximately $5,103.1 of retained earnings was not available for dividends.

Note 10. Leases -

The Company's hotels in some instances are constructed on leased land or are leased. Other leases cover office facilities, computer and transportation equipment. Rent expense amounted to $151.3, $127.2 and $128.6 for the years ended December 31, 1998, 1997 and 1996, respectively. It is expected, in the normal course of business, that leases which expire will be renewed or replaced by leases on other properties; therefore, it is believed that future minimum annual rental commitments will not be less than the amount of rental expense incurred in 1998. At December 31, 1998 future aggregate minimum rental payments approximated $597.4.

Note 11. Shareholders' Equity and Earnings Per Share -

In addition to its common stock, the Company has authorized 100,000,000 shares of preferred stock, $.10 par value.

Earnings per share are based on the weighted average number of shares outstanding during each year (114,539,080, 115,000,000 and 116,161,000 for the years ended December 31, 1998, 1997 and 1996, respectively).

The components of accumulated other comprehensive income (loss) are as follows:

                                                                          Accumulated
                                         Unrealized                          Other
                                            Gains               Minimum Comprehensive
                                         (Losses) On  Foreign   Pension     Income
                                         Investments  Currency Liability Income (Loss)
------------------------------------------------------------------------------
Balance, December 31, 1995             $ 772.3    $ 20.8              $ 793.1
  Unrealized holding losses, net
   of tax of $138.8                     (219.0)                        (219.0)
  Adjustment for items included in
   net income, net of tax of $233.0     (350.5)                        (350.5)
  Foreign currency translation
   adjustment, net of tax of $.2                    10.0                 10.0
------------------------------------------------------------------------------
Balance, December 31, 1996               202.8      30.8                233.6
  Unrealized holding gains, net
   of tax of $174.9                      343.6                          343.6
  Adjustment for items included in
   net income, net of tax of $67.2      (102.7)                        (102.7)
  Foreign currency translation
   adjustment, net of tax of $4.1                   14.4                 14.4
------------------------------------------------------------------------------
Balance, December 31, 1997               443.7      45.2                488.9
  Unrealized holding gains, net
   of tax of $323.0                      509.8                          509.8
  Foreign currency translation
   adjustment, net of tax of $.6                     6.0                  6.0
  Adjustment for items included in
   net income, net of tax of $77.9
   and $4.5                             (114.7)      8.4               (106.3)
  Minimum pension liability adjustment,
   net of tax of $3.1                                      $(5.6)        (5.6)
------------------------------------------------------------------------------
Balance, December 31, 1998             $ 838.8     $59.6   $(5.6)     $ 892.8
==============================================================================

Note 12. Restructuring and Other Related Charges -

CNA finalized and approved a restructuring plan (the "Plan") in August 1998. In connection with the Plan, CNA incurred various expenses that were recorded in the third and fourth quarters of 1998. These restructuring and other related charges primarily related to the following activities: planned reductions in the workforce; the consolidation of certain processing centers; the exiting of certain businesses and facilities; the termination of related lease obligations; and the write-off of certain assets related to these activities. The Plan contemplates a gross reduction in workforce of 4,500 employees, resulting in a planned net reduction of approximately 2,400 employees. According to the Plan, the various activities and workforce reductions should be completed by the end of 1999.

The restructuring and other related charges were comprised of the following costs and expenses: (a) costs and benefits related to planned employee terminations of $98.0, of which $53.0 related to severance and outplacement costs and $24.0 related to other employee transition related costs and $21.0 related to benefit curtailment losses; (b) writedown of certain assets to their fair value of $74.0, of which $59.0 related to a writedown of an intangible asset, and $15.0 of abandoned leasehold improvements and other related fixed assets associated with leases that were terminated as part of the restructuring plan; (c) lease termination costs of $42.0 and (d) losses incurred on the exiting of certain businesses of $32.0.

CNA recorded $220.0 of these restructuring and other related charges in the third quarter of 1998. Other charges such as parallel processing costs, relocation costs, and retention bonuses, did not qualify for accrual at the end of the third quarter under generally accepted accounting principles and are being expensed as incurred. In the fourth quarter of 1998, $26.0 of these charges were recorded.

The 1998 restructuring and other related charges for CNA's property and casualty Agency Market Operations totaled approximately $96.0. The charges included employee severance and outplacement costs of $34.0 related to the planned net reduction in the workforce of approximately 1,200 employees. Approximately $29.0 of lease termination costs were also incurred in connection with the consolidation of four regional offices into two zone offices and a reduction of the number of claim processing offices from 24 to
8. The Agency Market Operations charges also included benefit plan costs of $12.0, parallel processing charges of $7.0, and $5.0 of other fixed asset writedowns. Other charges, including travel, relocation and other transition related activity, which were expensed as incurred, totaled approximately $9.0.

Through December 31, 1998, approximately 364 Agency Market Operations employees, the majority of whom were loss adjusters and office support staff, had been released at a cost of $8.0.

The 1998 restructuring and other related charges for CNA's property and casualty Risk Management business totaled approximately $88.0. The charges included lease termination costs associated with the consolidation of claim offices in 36 market territories that totaled approximately $8.0. In addition, employee severance and outplacement costs relating to the net reduction in workforce of approximately 200 employees were approximately $10.0 and the writedown of fixed and intangible assets totaled approximately $64.0. Parallel processing and other charges totaled approximately $6.0.

The charges related to fixed and intangible assets were primarily due to a writedown of an intangible asset (goodwill) related to a business that had been acquired several years earlier. As part of CNA's periodic reviews of asset recoverability and as a result of several adverse events, CNA concluded, based on its discounted cash flow analysis completed in the third quarter of 1998, that a $59.0 write-off was necessary. The adverse events contributing to this conclusion included operating losses from the business, the loss of several significant customers whose business volume with this operation constituted a large portion of the revenue base, and substantial changes in the overall market demand for the services offered by this operation which, in turn, had negative effects on the prospects for achieving the profitability levels necessary to recover the intangible asset.

Through December 31, 1998, approximately 152 Risk Management employees had been released at a cost of $2.0. The majority of the employees were adjusters and office support staff.

The 1998 restructuring and other related charges for Group Operations totaled approximately $39.0. The charges included approximately $29.0 of costs related to CNA's decision to exit the Employer Health and Affinity lines of business. These costs represent CNA's estimate of losses in connection with fulfilling the remaining obligations under contracts related to these lines. Earned premiums for these lines of businesses approximated $400.0 in 1998. The 1998 charges also included employee severance and outplacement costs of approximately $7.0 related to the planned net reduction in workforce of approximately 400 employees. Lease termination costs and other charges totaled $3.0.

Through December 31, 1998, approximately 56 Group Operations employees had been released at a cost of $1.0. The majority of the employees were claims and sales support staff.

For CNA's other segments, restructuring and other related charges totaled approximately $23.0 for 1998. Charges related primarily to the closing of leased facilities were $3.0 and employee severance and outplacement costs related to planned net reductions of 600 employees in the current workforce and benefit costs associated with those reductions were $13.0. In addition, there were charges of $4.0 related to the writedown of certain assets and $3.0 related to the exiting of certain businesses.

Through December 31, 1998, approximately 270 employees of these other segments, most of whom were underwriters and office support staff, had been released at a cost of $3.0.

The following table sets forth the major categories of restructuring and other related charges that were initially accrued and recorded upon the finalization and approval of the Plan and the activity in the accrual for such costs during 1998:




                                       Employee
                                      Termination                   Lease
                                      and Related     Writedown  Termination   Business
                                      Benefit Costs   of Assets     Costs     Exit Costs   Total
------------------------------------------------------------------------------------------------

Initial charge recorded in third
 quarter of 1998                          $ 72.0        $ 74.0       $42.0       $32.0   $220.0
Less payments charged against
 liability                                 (14.0)                                         (14.0)
Less costs that do not use cash            (21.0)        (74.0)                           (95.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 1998        $ 37.0                     $42.0       $32.0   $111.0
================================================================================================

Note 13. Benefit Plans -

Pension Plans - The Company has several non-contributory defined benefit plans for eligible employees. The benefits for certain plans which cover salaried employees and certain union employees are based on formulas which include among others, years of service and average pay. The benefits for one plan which covers union workers under various union contracts and certain salaried employees are based on years of service multiplied by a stated amount.

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

The Company's funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plans are invested primarily in interest-bearing obligations and for one plan with an insurance subsidiary of CNA, in its Separate Account business.

Other Postretirement Benefit Plans - The Company has several postretirement benefit plans covering eligible employees and retirees. Participants generally become eligible after reaching age 55 with required years of service. Actual requirements for coverage vary by plan. Benefits for retirees who were covered by bargaining units vary by each unit and contract. Benefits for certain retirees are in the form of a Company health care account.

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

In 1998, CNA amended the Continental postretirement plan changing the benefits available to Continental retirees to be equivalent to the benefits available to CNA retirees. As a result of this amendment, CNA's postretirement benefit obligation was reduced by $99.0.

As a result of CNA's restructuring activities discussed in Note 12, CNA recorded curtailment charges of approximately $19.0 related to its pension and postretirement plans. Additionally these curtailments resulted in the reduction of the pension and postretirement benefit obligations of $88.0 and $34.0, respectively.

The weighted average rates used in the actuarial assumptions were:


                                    Pension Benefits               Other Postretirement Benefits
                        ----------------------------------------   -----------------------------
Year Ended December 31         1998           1997          1996    1998           1997   1996
------------------------------------------------------------------------------------------------

Discount rate                   6.8%   7.0% to 7.3%          7.5%    6.8%   7.0% to 7.3%   7.5%
Expected return on
 plan assets                    7.0%           7.5%  7.0% to 8.5%
Rate of compensation
 increase               5.5% to 5.7%   5.5% to 5.7%  5.7% to 5.8%
------------------------------------------------------------------------------------------------


Net periodic benefit cost components:

                                      Pension Benefits             Other Postretirement Benefits
                             ------------------------------------  -----------------------------
Year Ended December 31          1998          1997         1996     1998       1997       1996
------------------------------------------------------------------------------------------------
Service cost-benefits
 earned                      $  72.6       $  67.3      $  69.0    $14.7      $14.5      $17.0
Interest cost                  175.7         167.4        155.7     37.7       37.7       37.1
Expected return on plan
 assets                       (141.9)       (142.0)      (131.8)
Amortization of
 unrecognized net asset          3.6            .6          1.1
Amortization of
 unrecognized net loss
 (gain)                          7.4           8.5          9.1     (5.9)      (4.4)      (2.7)
Amortization of
 unrecognized prior
 service cost                   14.2          13.5         13.0     (5.0)        .7         .9
Curtailment loss                17.0                                 2.0
------------------------------------------------------------------------------------------------
Net periodic benefit
 cost                         $148.6       $ 115.3      $ 116.1    $43.5      $48.5      $52.3
================================================================================================

For measurement purposes, a trend rate for covered costs of 7.8% to 8.0% pre-65 and 7.0% post-65, was used. These trend rates are expected to decrease gradually to 4.8% at rates from 0.5% to 0.3% per annum. The health care cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase (or decrease) in the assumed health care cost trend rate of 1% would increase (or decrease) the postretirement benefit obligation as of December 31, 1998 by $26.8 (or $23.7) and the aggregate net periodic postretirement cost for 1998 by $4.3 (or $3.7).

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were $2,323.3, $1,983.7 and $1,746.1, respectively, at December 31, 1998 and $2,170.6, $1,747.6 and $1,609.6, respectively, at
December 31, 1997.

Savings Plans - The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salary. The Company makes matching contributions up to specified percentages of employees' contributions. The Company's contributions to these plans amounted to $34.4, $29.1 and $28.6 for the years ended December 31, 1998, 1997 and 1996, respectively.

The following provides a reconciliation of benefit obligations:

                                                                   Other
                                                               Postretirement
                                         Pension Benefits         Benefits
                                        -------------------  -----------------
                                            1998       1997     1998     1997
------------------------------------------------------------------------------

Change in benefit obligation:
Benefit obligation at January 1         $2,512.8   $2,230.2  $ 521.9  $ 494.7
Service cost                                72.6       67.3     14.7     14.5
Interest cost                              175.7      167.4     37.7     37.7
Plan participants' contribution                                  8.6      5.6
Amendments                                    .5        8.9   (102.7)   (10.7)
Actuarial loss                             142.1      162.4     64.2     11.4
Benefits paid from plan assets            (138.3)    (123.4)   (44.6)   (31.3)
Curtailment                                (88.0)              (34.0)
------------------------------------------------------------------------------
Benefit obligation at December 31        2,677.4    2,512.8    465.8    521.9
------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at January 1   1,966.1    1,816.6
Actual return on plan assets               161.9      166.9
Company contributions                      118.1      106.0     36.0     26.7
Plan participants' contribution                                  8.6      5.6
Benefits paid from plan assets            (138.3)    (123.4)   (44.6)   (32.3)
------------------------------------------------------------------------------
Fair value of plan assets at
 December 31                             2,107.8    1,966.1
------------------------------------------------------------------------------
Benefit obligation over plan assets       (569.6)    (546.7)  (465.8)  (521.9)
Unrecognized net actuarial loss            360.6      331.9    (38.2)   (77.9)
Unrecognized prior service cost
 (benefit)                                  82.7      113.7   (107.5)    (7.7)
Unrecognized net obligation (asset)         11.8       15.3
------------------------------------------------------------------------------
Accrued benefit cost                    $ (114.5)  $  (85.8) $(611.5) $(607.5)
==============================================================================
Amounts recognized in the statement
 of financial position consist of:
Prepaid benefit cost                    $   94.5   $  109.2
Accrued benefit liability                 (218.0)    (196.6) $(611.5) $(607.5)
Intangible asset                              .3        1.6
Accumulated other comprehensive income       8.7
------------------------------------------------------------------------------
Net amount recognized                   $ (114.5)  $  (85.8) $(611.5) $(607.5)
==============================================================================

Note 14. Gains on Issuance of Subsidiaries' Stock -

In September 1997, a subsidiary of CNA merged with Capsure Holdings Corp. to form a new company, CNA Surety Corporation. CNA owns approximately 61% of the outstanding shares on a fully diluted basis. As a result of this transaction, the Company recognized a gain of $95.2 ($52.2 after provision for deferred taxes and minority interest) from issuance of its subsidiary's common stock.

In April 1997, Diamond Offshore Drilling Inc., ("Diamond Offshore") completed a public offering of 2.5 million shares of its common stock for net proceeds of approximately $82.3. Diamond Offshore used these funds to acquire the Polyconfidence, a semisubmersible accommodation vessel for approximately $81.0. As a result of the public offering, the Company's ownership interest in Diamond Offshore declined to 50.3% and the Company recorded a pre-tax gain of approximately $29.1 ($18.9 after provision for deferred taxes).

On April 29, 1996, Diamond Offshore, then a 70% owned subsidiary, acquired Arethusa (Off-Shore) Limited ("Arethusa"). Diamond Offshore issued 35.8 million shares of its common stock and assumed Arethusa stock options as consideration for the purchase price of approximately $550.7. Arethusa owned a fleet of 11 mobile offshore drilling rigs and operated two additional mobile offshore rigs pursuant to bareboat charters. The acquisition of Arethusa has been accounted for as a purchase, and Arethusa's operations are included in the Consolidated Financial Statements as of April 29, 1996. Pro forma operating results for the year ended December 31, 1996, assuming the transaction had occurred at the beginning of that year, would not be materially different from those reported in the Consolidated Financial Statements. The Company recognized a gain of approximately $186.6 ($121.3 after provision for deferred income taxes) and its interest in Diamond Offshore declined to approximately 51%.

Note 15. Quarterly Financial Data (Unaudited) -


1998 Quarter Ended             Dec. 31     Sept. 30      June 30     March 31
------------------------------------------------------------------------------

Total revenues                $5,056.5     $5,951.9     $5,404.8     $4,795.1
Net (loss) income               (315.8)       617.1        247.2        (83.7)
Per share                        (2.78)        5.38         2.15         (.73)

1997 Quarter Ended             Dec. 31     Sept. 30      June 30     March 31
------------------------------------------------------------------------------

Total revenues                $5,339.2     $5,111.4     $4,749.1     $4,939.1
Net income                       292.9        197.6         63.8        239.3
Per share                         2.55         1.72          .55         2.08
------------------------------------------------------------------------------

Note 16. Reinsurance -

The effects of reinsurance on earned premiums are as follows:

                                                                          %
                            Direct      Assumed    Ceded         Net   Assumed
------------------------------------------------------------------------------

Year Ended December 31, 1998:

Property and casualty      $ 8,327.0   $1,549.0  $  897.0    $ 8,979.0   17.3%
Accident and health          3,579.0      181.0     261.0      3,499.0    5.2
Life                         1,014.0      159.0     281.0        892.0   17.8
------------------------------------------------------------------------------
Total                      $12,920.0   $1,889.0  $1,439.0    $13,370.0   14.1%
==============================================================================

Year Ended December 31, 1997:

Property and casualty      $ 8,528.0   $1,101.0  $  612.0    $ 9,017.0   12.2%
Accident and health          3,599.0      111.0     154.0      3,556.0    3.1
Life                           908.0      128.0     131.0        905.0   14.1
------------------------------------------------------------------------------
Total                      $13,035.0   $1,340.0  $  897.0    $13,478.0    9.9%
==============================================================================

Year Ended December 31, 1996:

Property and casualty      $ 9,003.0   $1,123.0  $  989.0    $ 9,137.0   12.3%
Accident and health          3,570.0      187.0     176.0      3,581.0    5.2
Life                           736.0      121.0      55.0        802.0   15.1
------------------------------------------------------------------------------
Total                      $13,309.0   $1,431.0  $1,220.0    $13,520.0   10.6%
==============================================================================

Written premiums were $13,823.0, $13,620.0 and $13,938.0 at December 31, 1998,
1997 and 1996, respectively. The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in CNA's states of domicile, CNA receives collateral, primarily in the form of bank letters of credit. Such collateral totaled approximately $774.0 and $857.0 at December 31, 1998 and 1997, respectively. CNA's largest recoverable from a single reinsurer, including prepaid reinsurance premiums, is with Lloyds of London and approximated $416.0 and $451.0 at December 31, 1998 and 1997, respectively.

Insurance claims and policyholders' benefits expense is net of reinsurance recoveries of $994.0, $1,309.0 and $1,220.0 for the years ended December 31, 1998, 1997 and 1996, respectively.

In the above table, life premiums are primarily from long duration contracts, property and casualty premiums are from short duration contracts, and accident and health premiums are primarily from short duration contracts.

Note 17. Legal Proceedings and Contingent Liabilities -

INSURANCE RELATED

Fibreboard Litigation - CNA's primary property and casualty subsidiary, Continental Casualty Company ("Casualty"), has been party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attor-

neys (collectively referred to as "Settling Parties") have reached a Global Settlement Agreement to resolve all future asbestos-related bodily injury claims involving Fibreboard, which is subject to court approval.

Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement"), on a settlement to resolve the coverage litigation in the event the Global Settlement Agreement does not obtain final court approval.

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

On January 27, 1998, a panel of the United States Fifth Circuit Court of Appeals again approved the Global Settlement Agreement by a 2 to 1 vote. Two sets of objectors filed petitions for certiorari, which were docketed on April 16 and 17, 1998, by the United States Supreme Court. On June 22, 1998, the Supreme Court granted the petition for certiorari filed by one set of Objectors. The Supreme Court heard oral arguments on December 8, 1998. No opinion has yet been released.

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

On August 27, 1993, the Settling Parties reached an agreement in principle for an omnibus settlement to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement was executed on December 23, 1993. The agreement calls for contribution by Casualty and Pacific Indemnity of an aggregate of $1,525.0 to a trust fund for a class of all future asbestos claimants, defined generally as those persons whose claims against Fibreboard were neither filed nor settled before August 27, 1993. (As used in this note, "present" claims generally refers to asbestos claims filed against Fibreboard, on or before August 27, 1993.) An additional $10.0 is to be contributed to the fund by Fibreboard. As indicated above, the Global Settlement Agreement has been approved by the Fifth Circuit a second time, but the Supreme Court granted a petition for certiorari and is currently reviewing the Fifth Circuit decision.

On October 12, 1993, Casualty, Pacific Indemnity and Fibreboard entered into the Trilateral Agreement to settle the coverage litigation to operate in the event that the Global Settlement Agreement is disapproved. The Trilateral Agreement calls for payment to Fibreboard by Casualty and Pacific Indemnity of an aggregate $2,000.0, of which Casualty's portion is approximately $1,460.0, to resolve all claims by Fibreboard and all future and certain present asbestos claims arising under the policy issued to Fibreboard by Casualty.

Under either the Global Settlement Agreement or the Trilateral Agreement, Casualty is also obligated to pay prior settlements of present asbestos claims. As a result of the final approval of the Trilateral Agreement, such obligation has become final. Through December 31, 1998, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 134,000 claims, for an estimated settlement amount of approximately $1,630.0 plus any applicable interest. Final court approval of the Trilateral Agreement obligated Casualty to pay under these settlements. Approximately $1,690.0 (including interest of $185.0) was paid through December 31, 1998. Such payments have been partially recovered from Pacific Indemnity. Casualty may negotiate other agreements for unsettled claims.

Final court approval of the Trilateral Agreement and its implementation has substantially resolved Casualty's exposure with respect to asbestos claims involving Fibreboard. While there does exist the possibility of further adverse developments with respect to Fibreboard claims, management does not anticipate subsequent reserve adjustments, if any, to materially affect the equity of the Company. Management will continue to monitor the potential liabilities with respect to Fibreboard asbestos claims and will make adjustments to claim reserves if warranted.

Tobacco Litigation - Several of CNA's primary property/casualty subsidiaries have been named as defendants as part of a "direct action" lawsuit, Richard P. Ieyoub v. The American Tobacco Company, et al., filed by the Attorney General for the state of Louisiana, in state court, Calcasieu Parish, Louisiana. In that suit, filed against certain tobacco manufacturers and distributors (the "Tobacco Defendants") and over 100 insurance companies, the state of Louisiana seeks to recover medical expenses allegedly incurred by the state as a result of tobacco-related illnesses.

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

In June of 1997, the above case was removed to the United States District Court for the Western District of Louisiana. The district court's decision denying a motion to remand the case to the state court is currently on appeal to the United States Fifth Circuit Court of Appeals. During the pending appeal, all proceedings in state court and in the federal district court are stayed.

On November 23 1998, the cigarette manufacturers and the attorneys general for 46 states (including Louisiana) and six other governmental entities reached an agreement regarding the resolution of their Medicaid reimbursement claims. The cigarette manufacturers have agreed to make annual payments in perpetuity, including a total of $206,000.0 through 2025. In exchange, the states have agreed to release their claims against the cigarette manufacturers and have further agreed to release any claims that they may have against cigarette distributors, retailers, component part manufacturers and their insurers. None of these latter entities are parties to the settlement agreement. The Attorney General of Louisiana and the defendants in the Ieyoub litigation are implementing procedures to secure dismissal of the Ieyoub litigation and resolution of the Attorney General's claims. Thus, the litigation may be dismissed with prejudice in the near future.

However, in other states, third parties have challenged the November 1998 settlement agreement, and the Medicaid reimbursement lawsuits in those states may not be resolved for some time. In addition, the November 1998 settlement does not preclude the cigarette manufacturers, or other entities named as defendants in the various Medicaid reimbursement lawsuits, from seeking coverage under the insurance policies issued to those defendants. Because of the uncertainties inherent in assessing the risk of liability at this juncture, management is unable to make a meaningful estimate of the amount or range of any loss that could result from an unfavorable outcome of the pending litigation. However, management believes that the ultimate outcome of the pending litigation should not materially affect the results of operations or equity of CNA.

NON-INSURANCE

Tobacco Litigation - Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products. Since January 1, 1998, approximately 400 product liability cases have been filed and served in United States courts against U.S. cigarette manufacturers. Lorillard has been named as a defendant in approximately 260 of these actions. Cases also have been filed with greater frequency against the Company. A total of approximately 900 product liability cases are pending against U.S. cigarette manufacturers; of these, Lorillard is a defendant in approximately 520.

Tobacco litigation includes various types of claims. In these actions, plaintiffs claim substantial compensatory, statutory and punitive damages in amounts ranging into the billions of dollars. These claims are based on a number of legal theories including, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, violation of consumer protection statutes, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products.

Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke ("Conventional Product Liability Cases"). Approximately 340 such actions are pending against Lorillard. In other cases, plaintiffs have brought claims as class actions on behalf of large numbers of individuals for damages allegedly cause by smoking ("Class Actions"). Approximately 60 such cases are pending against Lorillard. In some cases, plaintiffs are governmental entities or others, such as labor unions, private companies, Indian Tribes, or private citizens suing on behalf of taxpayers, who seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages ("Reimbursement Cases"). Approximately 100 such cases are pending, excluding some of the actions brought by certain governmental entities that have not been formally concluded but are subject to the November 23, 1998 "Master Settlement Agreement" discussed below. There also are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers ("Claims for Contribution"). Approximately nine such actions are pending against Lorillard.

In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases"); there has not been a noticeable increase in the filing of these suits during the past few years, and approximately 20 such actions are pending.

SETTLEMENT OF STATE REIMBURSEMENT LITIGATION

On November 23, 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the "Original Participating Manufacturers") entered into a Master Settlement Agreement (the "Master Settlement Agreement") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states. The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas, and Minnesota (together with the Master Settlement Agreement, the "State Settlement Agreements") and an environmental tobacco smoke smoking and health class action brought on behalf of airline flight attendants.

The Master Settlement Agreement is subject to final judicial approval in each of the Settling States. In the Company's opinion, approximately 35 of the Settling States have achieved final judicial approval. Some suits have been filed contesting various aspects of the Master Settlement Agreement. Certain other actions have been filed in which plaintiffs seek to intervene in cases governed by the Master Settlement Agreement in order to achieve a different distribution of the funds allocated by the Master Settlement Agreement to the respective states. If a Settling State does not obtain final judicial approval by December 31, 2001, the Master Settlement Agreement will be terminated with respect to such state. The Master Settlement Agreement, however, will remain in effect as to each Settling State in which final judicial approval is obtained. The Master Settlement Agreement provides that it is not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and was entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

Lorillard recorded pre-tax charges of $579.0 and $198.8 for the years ended December 31, 1998 and 1997, respectively, to accrue its share of all fixed and determinable portions of its obligations under the tobacco settlements. The State Settlement Agreements require that the domestic tobacco industry make substantial annual payments in the following amounts, subject to adjustment for several factors, including inflation, market share and industry volume:
1999, $4,100.0 (of which $2,400.0 related to the Master Settlement Agreement has already been paid); 2000, $9,100.0; 2001, $9,900.0; 2002, $11,300.0; 2003,
$10,900.0; 2004 through 2007, $8,400.0; and thereafter, $9,400.0. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500.0, as well as additional amounts as follows: 1999, $450.0; 2000, $416.0; and 2001 through 2003, $250.0.
These payment obligations are the several and not joint obligations of each settling defendant. Lorillard's portion of the future adjusted payments and legal fees, which is not currently estimable, will be based on its share of domestic cigarette shipments in the year preceding that in which the payment is made. Lorillard's share in 1998 was approximately 9.3%.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to tobacco control and underage use laws and other provisions.

The Original Participating Manufacturers have also, as part of the Master Settlement Agreement, committed to work cooperatively with the tobacco grower community to address concerns about the potential adverse economic impact on that community. On January 21, 1999, the Original Participating Manufacturers reached an agreement in principle to establish a $5,150.0 trust fund payable over 12 years to compensate the tobacco growing communities in 11 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris will pay more than its market share in the first year of the agreement but will have its payment obligations reduced in years 11 and 12 to make up for the overpayment. Lorillard's payments under the agreement will total approximately $515.0, including a payment of $16.0 in 1999. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and for the effect of any new increases in state or federal excise taxes on tobacco products which benefits the growing community.

The Company believes that the State Settlement Agreements will materially adversely affect its cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the full price and discount segments, Lorillard's share of the domestic full price and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the State Settlement Agreements. As of January 22, 1999, manufacturers representing almost all domestic shipments in 1998 had agreed to become subject to the terms of the Master Settlement Agreement.

CONVENTIONAL PRODUCT LIABILITY CASES -

There are approximately 675 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Lorillard is a defendant in approximately 340 of these cases. The Company is a defendant in 99 of these cases, although nine of them have not been served. Eighty-seven of the cases are pending in West Virginia and 83 of the 87 cases were filed in two groups of 18 and 65 cases each.

Plaintiffs in these cases seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100.0 in compensatory damages and $600.0 in punitive damages.

On February 9 and 10, 1999, a jury in the Superior Court of San Francisco County, California, returned verdicts in favor of an individual plaintiff and awarded $1.5 in actual damages and $50.0 in punitive damages against the only defendant in the action, Philip Morris Incorporated. The Company understands that Philip Morris Incorporated will seek a reduction of the amounts awarded to plaintiff and will notice an appeal from the final judgment entered by the trial court reflecting the verdict. The Company cannot predict whether this verdict will lead to additional litigation being brought in California or elsewhere, or whether Lorillard or the Company will be part of this litigation, if any is to be filed.

On March 18, 1998, a jury in the case of Dunn v. RJR Nabisco Holdings Corporation, et al. (Superior Court, Delaware County, Indiana), returned a verdict in favor of defendants, which included the Company and Lorillard Tobacco Company. The court entered a final judgment in favor of the defendants that was consistent with the jury's verdict. Plaintiffs did not notice an appeal from the final judgment.

During 1998, a jury returned a verdict in favor of the plaintiff and against Brown & Williamson Tobacco Corporation in a smoking and health trial in which Lorillard was not a party, Widdick v. Brown & Williamson Tobacco Corporation (verdict returned June 10, 1998) (Circuit Court, Duval County, Florida). The jury awarded plaintiff a total of $0.6 in actual damages and $0.5 in punitive damages. The court entered final judgment in favor of plaintiff that was consistent with the jury's verdict. The First District of the Florida Court of Appeal has directed the Circuit Court of

Duval County to vacate its final judgment and to transfer the case either to the Circuit Court of Broward County, Florida, or the Circuit Court of Palm Beach County, Florida, or a new trial.

CLASS ACTIONS - There are 80 purported class actions pending against cigarette manufacturers and other defendants, including the Company. Lorillard is a defendant in 60 of the 80 cases seeking class certification. The Company is a defendant in 24 of the purported class actions. Many of the purported class actions are in the pre-trial, discovery stage. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One case seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations.

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

Trial began during July 1998 in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, May 5, 1994). Plaintiffs have been granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who allege injury or have died from and medical conditions caused by their addiction to cigarettes containing nicotine. Plaintiffs seek actual damages and punitive damages estimated to be in the billions of dollars. Plaintiffs also seek equitable relief including, but not limited to, a fund to enable Florida smokers' medical condition to be monitored for future health care costs, attorneys' fees, and court costs.

The case is to be tried in three phases, although the court has stated that it may modify its trial plan order. In the first phase, which is proceeding, plaintiffs have submitted evidence as to certain issues common to the class and their causes of action. At the conclusion of the first phase, the jury will not award any compensatory or punitive damages. However, the jury is expected to decide whether there is a factual basis for awarding punitive damages in subsequent phases.

The next two phases of the trial will proceed only if plaintiffs prevail during the first phase. In the second phase, the jury will determine liability and compensatory damages as to each named class representative in the case. If the jury awards punitive damages to the class representatives, it will also be asked to set a percentage, or ratio, of punitive damages to be awarded to absent class members in the third phase.

The third and final phase of the trial will address absent class members' claims, which include issues of specific causation and damages. This portion of the trial will be held before a separate jury.

On October 10, 1997, the parties to Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke, executed a settlement agreement which was approved by the court on February 3, 1998. The order approving the settlement has been appealed. The settlement agreement requires Lorillard and three other cigarette manufacturers jointly to pay $300.0 in three annual installments to create and endow a research institute to study diseases associated with cigarette smoke and to pay plaintiffs' attorney fees aggregating $49.0. Lorillard's share is approximately $30.7 of the proposed settlement amount. The plaintiff class members are permitted to file individual suits, but these individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

REIMBURSEMENT CASES - Suits brought by 46 states governments and six other governmental entities are expected to be resolved by the Master Settlement Agreement. In addition to these, approximately 100 other suits are pending, comprised of approximately 75 union cases, and cases brought by Indian tribes, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in most such actions. The Company is named as a defendant in 12 of them.

The President of the United States stated in a State of the Union address on January 19, 1999, that he had authorized the United States Justice Department to initiate a reimbursement litigation lawsuit against United States cigarette manufacturers. The Attorney General of the United States has subsequently stated publicly that the Justice Department intends to pursue such litigation. Such federal litigation would not be affected by the Master Settlement Agreement. No such federal lawsuit has been filed to date.

State or Local Governmental Reimbursement Cases - The Master Settlement Agreement will resolve the cases filed by 46 state governments and six other governmental entities. Since January 1, 1997, cases brought by four state governments, Florida, Minnesota, Mississippi and Texas, were settled in separate agreements. Lorillard was a defendant in each of the 46 cases filed by state governments and in the six cases brought by other governmental entities, as well as in the four cases governed by the separate settlement agreements. Eight local governments also have filed suit against cigarette manufacturers, although the Master Settlement Agreement purportedly resolves those actions. In addition to these suits, cases have been brought in U.S. courts by the nations of Bolivia, Guatemala, Nicaragua, Panama, Thailand and Venezuela. Lorillard is a defendant in some of these actions, although it does not sell cigarettes outside the United States. The Company is named as a defendant in the cases filed by Bolivia, Panama, Thailand and Venezuela.

Private Citizens Reimbursement Cases - There are six suits pending in which plaintiffs are private citizens. Four of the suits have been filed by private citizens on behalf of taxpayers of their respective states, although governmental entities have filed reimbursement suits in two of the four states. The Company is a defendant in two of the six pending private citizen reimbursement cases. Lorillard is a defendant in each of the cases. Four of the cases are in the pre-trial, discovery stage. Two of the matters are on appeal from final judgments entered by the trial courts in favor of the defendants.

Reimbursement Cases by Indian Tribes - Indian Tribes have filed nine reimbursement suits in their tribal courts, three of which have been dismissed. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the five tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

Reimbursement Cases Filed By Private Companies - Private companies have filed six suits against cigarette manufacturers. Three of the suits were brought by various Blue Cross and/or Blue Shield entities, two of the cases have been filed by self-insured employers that directly provide health care benefits to employees and their families, while the sixth case is brought by a health maintenance organization. Lorillard is a defendant in each of the six cases. The Company is not named as a defendant in any of the actions filed to date by private companies. Four of the six cases are in the pre-trial, discovery stage. Courts have granted defendants' motions dismissing the remaining two cases, and plaintiffs in both actions have noticed appeals.

Reimbursement Cases by Labor Unions - Labor unions have filed approximately 75 reimbursement suits in various states in federal or state courts. Lorillard is named as a defendant in each of the suits filed to date by unions. The Company is named as a defendant in three of the cases. Five of the approximately 75 cases are on appeal from final judgments entered in defendants' favor by the trial courts. Each of the remaining cases is in the pre-trial, discovery stage.

Trial is underway in Ironworkers Local Union No. 17 Insurance Fund, et al. v. Philip Morris Incorporated et al., an action pending in federal court in Ohio, in which plaintiffs are the trust funds of various Ohio unions. Prior to trial, the court granted plaintiffs' motion for class certification on behalf of approximately 100 such trust funds. Plaintiffs seek actual damages and punitive damages estimated to be in the billions of dollars.

CONTRIBUTION CLAIMS - In addition to the foregoing cases, nine cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action.

The Company is named as a defendant in four of the cases. Each of these cases is in the pre-trial, discovery stage.

FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Twenty such cases are pending in federal and state courts. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10.0 in compensatory damages and $100.0 in punitive damages. Trials have been held in 11 such cases, including one to date in 1999. Verdicts have been returned in favor of Lorillard in nine of the 11 cases. In one of the two remaining trials, plaintiffs were awarded $0.14 in actual damages from Lorillard in a 1996 trial, although this amount was reduced to approximately seventy thousand dollars. In the second such action, a jury awarded plaintiffs approximately $2.0 in actual damages and punitive damages following a 1995 trial. Courts of appeal decided Lorillard's appeals in favor of the plaintiffs.

DEFENSES - One of the defenses raised by Lorillard in certain cases is preemption by the Federal Cigarette Labeling and Advertising Act (the "Labeling Act"). In the case of Cipollone v. Liggett Group, Inc., et al., the United States Supreme Court held that the Labeling Act, as amended in 1969, preempts claims against tobacco companies arising after July 1, 1969, which assert that the tobacco companies failed to adequately warn of the alleged health risks of cigarettes, sought to undermine or neutralize the Labeling Act's mandatory health warnings, or concealed material facts concerning the health effects of smoking in their advertising and promotion of cigarettes. The Supreme Court held that claims against tobacco companies based on fraudulent misrepresentation, breach of express warranty, or conspiracy to misrepresent material facts concerning the alleged health effects of smoking are not preempted by the Labeling Act.

Lorillard believes that it has a number of defenses to pending cases, in addition to defenses based on preemption described above, and Lorillard will continue to maintain a vigorous defense in all such litigation. These defenses, where applicable, include, among others, statutes of limitations or repose, assumption of the risk, comparative fault, the lack of proximate causation, and the lack of any defect in the product alleged by a plaintiff. Lorillard believes that some or all of these defenses may, in many of the pending or anticipated cases, be found by a jury or court to bar recovery by a plaintiff. Application of various defenses, including those based on preemption, are likely to be the subject of further legal proceedings in the litigation.

                                    * * * *

While Lorillard intends to defend vigorously all smoking and health related litigation which may be brought against it, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably.

Many of the recent developments in relation to smoking and health discussed above have received wide-spread media attention including the release of industry documents. These developments may reflect adversely on the tobacco industry and could have adverse effects on the ability of Lorillard and other cigarette manufacturers to prevail in smoking and health litigation.

Except for the impact of the State Settlement Agreements as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

Other Litigation - The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

Note 18. Business Segments -

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 85% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 52% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary). Each operating entity is responsible for the operation of its specialized business and is headed by a chief executive officer having the duties and authority commensurate with that position.

CNA's insurance products include property and casualty coverages; life, accident and health insurance; and pension products and annuities. CNA's services include risk management, information services, health care management and claims administration. CNA's products and services are marketed through agents, brokers, general agents and direct sales.

Lorillard's principal products are marketed under the brand names of Newport, Kent, True and Maverick with substantially all of its sales in the United States.

Loews Hotels owns and/or operates 15 hotels, 13 of which are in the United States and two in Canada.

Diamond Offshore's business primarily consists of operating 46 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. Currently 65% of these rigs operate in the Gulf of Mexico, 7% operate in the North Sea and the remaining 28% are located in various foreign markets.

Bulova distributes and sells watches and clocks under the brand names of Bulova, Caravelle and Accutron with substantially all of its sales in the United States and Canada. All watches and clocks are purchased from foreign suppliers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. In addition, CNA does not maintain a distinct investment portfolio for each of its insurance segments, and accordingly, allocation of assets to each segment is not performed. Therefore, investment income and investment gains (losses) are allocated based on each segment's carried insurance reserves, as adjusted.

The following tables set forth the Company's consolidated revenues, income and assets by business segment:

Year Ended December 31                       1998          1997          1996
------------------------------------------------------------------------------
Revenues (a):

CNA Financial:
  Property and casualty                  $11,379.7     $11,168.7     $11,260.2
  Life                                     1,468.1       1,499.4       1,418.5
  Group (b)                                3,914.1       4,080.0       3,974.2
  Other Insurance                            312.3         323.4         334.9
------------------------------------------------------------------------------
Total CNA Financial                       17,074.2      17,071.5      16,987.8
Lorillard                                  2,865.1       2,416.8       2,239.1
Loews Hotels                                 242.1         222.5         200.6
Diamond Offshore                           1,244.9         977.5         648.1
Bulova                                       135.0         128.9         120.8
Corporate                                   (353.0)       (678.4)        246.0
------------------------------------------------------------------------------
Total                                    $21,208.3     $20,138.8     $20,442.4
==============================================================================

Year Ended December 31                           1998       1997       1996
------------------------------------------------------------------------------

Income before taxes and minority interest (a)(d):

CNA Financial:
  Property and casualty                        $  399.4   $1,180.2   $1,017.6
  Life                                            294.3      377.8      376.3
  Group                                           (37.2)      25.0       52.2
  Other Insurance                                (306.0)    (214.6)     (91.2)
------------------------------------------------------------------------------
Total CNA Financial                               350.5    1,368.4    1,354.9
Lorillard (c)                                     593.5      574.7      716.4
Loews Hotels                                       54.5       32.2       13.4
Diamond Offshore                                  590.2      430.1      212.7
Bulova                                             18.6       15.3       11.7
Corporate                                        (529.9)    (827.5)      98.7
------------------------------------------------------------------------------
Total                                          $1,077.4   $1,593.2   $2,407.8
==============================================================================

Net income (a)(d):

CNA Financial
  Property and casualty                        $  258.1   $  698.2   $  620.7
  Life                                            158.8      206.6      206.3
  Group                                           (15.7)      16.9       32.0
  Other Insurance                                (166.5)    (111.5)     (50.3)
------------------------------------------------------------------------------
Total CNA Financial                               234.7      810.2      808.7
Lorillard (c)                                     351.8      363.1      444.4
Loews Hotels                                       32.8       18.8        6.9
Diamond Offshore                                  181.1      130.9       52.1
Bulova                                             10.5        9.7        6.8
Corporate                                        (346.1)    (539.1)      65.0
------------------------------------------------------------------------------
Total                                          $  464.8   $  793.6   $1,383.9
==============================================================================

                                    Investments           Receivables           Total Assets
                                --------------------  --------------------  --------------------
December 31                       1998       1997       1998       1997       1998       1997
------------------------------------------------------------------------------------------------

CNA Financial                   $37,177.3  $36,203.1  $13,639.8  $13,336.6  $62,359.0  $61,675.0
Lorillard                           558.5      627.5       41.8       25.4    1,296.1    1,312.1
Loews Hotels                         72.2       13.0       33.0       35.7      395.8      216.5
Diamond Offshore                    587.3      363.1      233.7      205.6    2,609.7    2,298.6
Bulova                               22.0       27.6       56.2       51.4      164.4      155.5
Corporate and eliminations        4,287.9    4,384.8       61.4      100.2    4,081.4    4,325.4
------------------------------------------------------------------------------------------------
Total                           $42,705.2  $41,619.1  $14,065.9  $13,754.9  $70,906.4  $69,983.1
================================================================================================

(a) Investment gains (losses) included in Revenues, Income before taxes and minority interest and Net income are as follows:

Year Ended December 31                       1998         1997          1996
------------------------------------------------------------------------------

Revenues:

CNA Financial
  Property and casualty                    $ 474.5      $ 524.7        $386.2
  Life                                       144.9        205.4         173.5
  Group                                       45.5         43.0          32.2
  Other Insurance                             30.4        (20.5)         26.7
------------------------------------------------------------------------------
Total CNA Financial                          695.3        752.6         618.6
Corporate                                   (545.6)      (866.2)         57.9
------------------------------------------------------------------------------
                                           $ 149.7      $(113.6)       $676.5
==============================================================================

Income before taxes and minority interest:

CNA Financial
  Property and casualty                    $ 474.5      $ 524.7        $386.2
  Life                                       130.9        190.8         159.3
  Group                                       45.5         43.0          32.2
  Other Insurance                             30.4        (20.5)         26.7
------------------------------------------------------------------------------
Total CNA Financial                          681.3        738.0         604.4
Corporate                                   (545.6)      (866.2)         57.9
------------------------------------------------------------------------------
                                           $ 135.7      $(128.2)       $662.3
==============================================================================

Net income:

CNA Financial
  Property and casualty                    $ 256.2      $ 286.6        $208.4
  Life                                        69.5        104.2          85.9
  Group                                       24.7         23.5          17.3
  Other Insurance                             16.7        (11.2)         14.4
------------------------------------------------------------------------------
Total CNA Financial                          367.1        403.1         326.0
Corporate                                   (354.6)      (563.0)         37.6
------------------------------------------------------------------------------
                                           $  12.5      $(159.9)       $363.6
==============================================================================

(b) Includes $2,000.0, $2,100.0 and $2,100.0 under contracts covering U.S. government employees and their dependents for the respective periods.
(c) Includes pre-tax charges related to the settlements of tobacco litigation of $579.0 and $198.8 ($346.5 and $122.0 after taxes) for the years ended December 31, 1998 and 1997, respectively.
(d) Income taxes and interest expenses are as follows:

                                    Income   Interest      Income  Interest     Income  Interest
                                    Taxes     Expense      Taxes    Expense     Taxes    Expense
                                   -------------------   ------------------   ------------------
Year Ended December 31                    1998                  1997                 1996
------------------------------------------------------------------------------------------------

CNA Financial
  Property and casualty            $  69.3     $ 15.0    $ 342.9               $272.8
  Life                               106.8       14.3      133.2                131.2
  Group                              (18.6)                  5.2                 14.6
  Other Insurance                   (110.5)     189.7      (89.2)    $198.0     (38.4)    $200.4
------------------------------------------------------------------------------------------------
Total CNA Financial                   47.0      219.0      392.1      198.0     380.2      200.4
Lorillard                            241.7        1.4      211.6         .9     272.0         .4
Loews Hotels                          21.7        3.3       13.4        3.6       6.5        3.7
Diamond Offshore                     220.2       14.5      161.3       10.3      94.4        2.4
Bulova                                 7.7         .1        5.3         .1       4.7
Corporate                           (183.8)     130.9     (288.4)     110.5      33.6      111.1
------------------------------------------------------------------------------------------------
Total                              $ 354.5     $369.2    $ 495.3     $323.4    $791.4     $318.0
================================================================================================

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

                                                                         Page
      2. Financial Statement Schedules:                                 Number
                                                                        ------

Independent Auditors' Report .........................................    L-1
Loews Corporation and Subsidiaries:
  Schedule I-Condensed financial information of Registrant for the
   years ended December 31, 1998, 1997 and 1996 ......................    L-2
  Schedule II-Valuation and qualifying accounts for the years ended
   December 31, 1998, 1997 and 1996 ..................................    L-6
  Schedule V-Supplemental information concerning property/casualty insurance operations for the years ended December 31, 1998, 1997
   and 1996 ..........................................................    L-7

      3. Exhibits:

                                                                       Exhibit
                            Description                                Number
                            -----------                                -------
  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession Merger Agreement, dated as of December 6, 1994, by and among CNA Financial Corporation, Chicago Acquisition
      Corp. and The Continental Corporation is incorporated herein by reference to Exhibit 2 to CNA Financial Corporation's
      (Commission File Number 1-5823) Report on Form 8-K filed
      December 9, 1994 ..............................................    2.01



  (3) Articles of Incorporation and By-Laws

      Restated Certificate of Incorporation of the Registrant,
      incorporated herein by reference to Exhibit 3 to Registrant's
      Report on Form 10-Q for the quarter ended June 30, 1996 ........   3.01

      By-Laws of the Registrant as amended to date, incorporated herein by reference to Exhibit 3.1 to Registrant's Report on
      Form 10-Q for the quarter ended September 30, 1998 .............   3.02

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------
  (4) Instruments Defining the Rights of Security Holders, Including
      Indentures

      The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

 (10) Material Contracts

      Employment Agreement between Registrant and Laurence A. Tisch dated March 1, 1971 as amended through February 20, 1996 is incorporated herein by reference to Exhibit 10.01 to Registrant's Reports on Form 10-K for the years ended December
      31, 1981, 1983, 1984, 1985, 1986, 1988, 1989, 1992, 1994 and
      1995 and an amendment dated November 3, 1998 is filed herewith .  10.01*

      Employment Agreement dated as of March 1, 1988 between
      Registrant and Preston R. Tisch as amended through February 20,
      1996 is incorporated herein by reference to Exhibit 10.05 to Registrant's Report on Form 10-K for the years ended December
      31, 1987, 1989 and 1992 and to Exhibit 10.02 to Registrant's
      Report on Form 10-K for the year ended December 31, 1994 and 1995 and an amendment dated November 3, 1998 is filed herewith . 10.02*

      Continuing Service Agreement between a subsidiary of Registrant and Edward J. Noha, dated February 27, 1991 incorporated herein by reference to Exhibit 10.04 to Registrant's Report on Form
      10-K for the year ended December 31, 1990 ......................  10.03

      Loews Corporation Deferred Compensation Plan as amended and restated as of December 31, 1995 is incorporated herein by reference to Exhibit 10.05 to Registrant's Report on Form 10-K
      for the year ended December 31, 1996 ...........................  10.04

      Agreement between Fibreboard Corporation and Continental
      Casualty Company, dated April 9, 1993 is incorporated herein by reference to Exhibit A to Registrant's Report on Form 8-K filed
      April 12, 1993 .................................................  10.05

      Settlement Agreement entered into on October 12, 1993 by and among Fibreboard Corporation, Continental Casualty Company, CNA
      Casualty Company of California, Columbia Casualty Company and
      Pacific Indemnity Company is incorporated herein by reference to
      Exhibit 99.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 .......................................  10.06

      Continental-Pacific Agreement entered into on October 12, 1993 between Continental Casualty Company and Pacific Indemnity
      Company is incorporated herein by reference to Exhibit 99.2 to
      Registrant's Report on Form 10-Q for the quarter ended September
      30, 1993 .......................................................  10.07

      Global Settlement Agreement among Fibreboard Corporation,
      Continental Casualty Company, CNA Casualty Company of
      California, Columbia Casualty Company, Pacific Indemnity Company
      and the Settlement Class dated December 23, 1993 is incorporated herein by reference to Exhibit 10.09 to Registrant's Report on
      Form 10-K for the year ended December 31, 1993 .................  10.08

      Glossary of Terms in Global Settlement Agreement, Trust
      Agreement, Trust Distribution Process and Defendant Class
      Settlement Agreement dated December 23, 1993 is incorporated herein by reference to Exhibit 10.10 to Registrant's Report on
      Form 10-K for the year ended December 31, 1993 .................  10.09

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------
      Fibreboard Asbestos Corporation Trust Agreement dated December
      23, 1993 is incorporated herein by reference to Exhibit 10.11 to
      Registrant's Report on Form 10-K for the year ended December 31,
      1993 ...........................................................  10.10

      Trust Distribution Process - Annex A to the Trust Agreement
      dated December 23, 1993 is incorporated herein by reference to
      Exhibit 10.12 to Registrant's Report on Form 10-K for the year ended December 31, 1993 ........................................  10.11

      Defendant Class Settlement Agreement dated December 23, 1993 is incorporated herein by reference to Exhibit 10.13 to
      Registrant's Report on Form 10-K for the year ended December
      31, 1993 .......................................................  10.12

      Escrow Agreement among Continental Casualty Company, Pacific
      Indemnity Company and the First National Bank of Chicago dated
      December 23, 1993 is incorporated herein by reference to Exhibit
      10.14 to Registrant's Report on Form 10-K for the year ended
      December 31, 1993 ..............................................  10.13

      Incentive Compensation Plan incorporated herein by reference to
      Exhibit 10.15 to Registrant's Report on Form 10-K for the year ended December 31, 1996 ........................................  10.14

      Comprehensive Settlement Agreement and Release with the State of
      Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions
      relating to the use of or exposure to tobacco products,
      incorporated herein by reference to Exhibit 10 to
      Registrant's Report on Form 8-K filed September 5, 1997 ........  10.15

      Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions
      relating to the use of or exposure to tobacco products,
      incorporated herein by reference to Exhibit 10 to Registrant's
      Report on Form 8-K filed February 3, 1998 ......................  10.16

      State of Minnesota Settlement Agreement and Stipulation for
      Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been
      asserted by the State, incorporated herein by reference
      to Exhibit 10.1 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998 ...................................  10.17

      State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to
      Exhibit 10.2 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998 ...................................  10.18

      State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Registrant's Report on Form
      10-Q for the quarter ended March 31, 1998 ......................  10.19

      Agreement to Pay State of Minnesota Attorneys' Fees and Costs
      relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.4 to Registrant's Report on
      Form 10-Q for the quarter ended March 31, 1998 .................  10.20

      Agreement to Pay Blue Cross and Blue Shield of Minnesota
      Attorneys' Fees and Costs relating to the settlement of
      tobacco litigation, incorporated herein by reference to
      Exhibit 10.5 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998 ...................................  10.21

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------
      State of Minnesota State Escrow Agreement relating to the
      settlement of tobacco litigation, incorporated herein by
      reference to Exhibit 10.6 to Registrant's Report on Form 10-Q
      for the quarter ended March 31, 1998 ...........................  10.22

      Stipulation of Amendment to Settlement Agreement and For Entry
      of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to
      Registrant's Report on Form 10-Q for the quarter ended June
      30, 1998 .......................................................  10.23

      Mississippi Fee Payment Agreement, dated July 2, 1998,
      regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form
      10-Q for the quarter ended June 30, 1998 .......................  10.24

      Mississippi MFN Escrow Agreement, dated July 2, 1998,
      incorporated herein by reference to Exhibit 10.3 to
      Registrant's Report on Form 10-Q for the quarter ended June
      30, 1998 .......................................................  10.25

      Stipulation of Amendment to Settlement Agreement and For Entry
      of Consent Decree, dated July 24, 1998, regarding the
      settlement of the Texas health care cost recovery action,
      incorporated herein by reference to Exhibit 10.4 to
      Registrant's Report on Form 10-Q for the quarter ended June
      30, 1998 .......................................................  10.26

      Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys' fees, incorporated herein by
      reference to Exhibit 10.5 to Registrant's Report on Form 10-Q
      for the quarter ended June 30, 1998 ............................  10.27

      Stipulation of Amendment to Settlement Agreement and For Entry
      of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant's
      Report on Form 10-Q for the quarter ended September 30, 1998 ...  10.28

      Florida Fee Payment Agreement, dated September 11, 1998,
      regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form
      10-Q for the quarter ended September 30, 1998 ..................  10.29

      Master Settlement Agreement with 46 states, the District of
      Columbia, the Commonwealth of Puerto Rico, Guam, the U.S.
      Virgin Islands, American Samoa and the Northern Marianas to
      settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Registrant's Report on Form 8-K filed November 25, 1998 ........................................  10.30

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Andrew H. Tisch .................................  10.31*

      Employment Agreement dated as of January 1, 1999 between
      Registrant and James S. Tisch ..................................  10.32*

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Jonathan M. Tisch ...............................  10.33*

      Continuing Services Agreement between a subsidiary of Registrant and Dennis H. Chookaszian, dated February 9, 1999 incorporated herein by reference to Exhibit 10.2 to CNA Financial
      Corporation's (Commission File Number 1-5823) Report on Form
      10-K for the year ended December 31, 1998 ......................  10.34

 (21) Subsidiaries of the Registrant

      List of subsidiaries of Registrant .............................  21.01*

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------
 (27) Financial Data Schedule ........................................  27.01*

* Filed herewith

  (b) Reports on Form 8-K:

  The Company filed a report on Form 8-K on November 25, 1998, as amended on December 29, 1998, stating that together with other companies in the United States tobacco industry, the Company's Subsidiary, Lorillard Tobacco Company, entered into a Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LOEWS CORPORATION



Dated: March 31, 1999                        By       /s/ Peter W. Keegan
                                               -------------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 31, 1999                        By      /s/ Laurence A. Tisch
                                               -------------------------------
                                                 (Laurence A. Tisch, Co-
                                                 Chairman of the Board)


Dated: March 31, 1999                        By       /s/ Peter W. Keegan
                                               -------------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)


Dated: March 31, 1999                        By         /s/ Guy A. Kwan
                                               -------------------------------
                                                   (Guy A. Kwan, Controller)


Dated: March 31, 1999                        By     /s/ Charles B. Benenson
                                               -------------------------------
                                               (Charles B. Benenson, Director)


Dated: March 31, 1999                        By        /s/ John Brademas
                                               -------------------------------
                                                    (John Brademas, Director)


Dated: March 31, 1999                        By   /s/ Dennis H. Chookaszian
                                               -------------------------------
                                                  (Dennis H. Chookaszian,
                                                  Director)


Dated: March 31, 1999                        By        /s/ Paul Fribourg
                                               -------------------------------
                                                   (Paul Fribourg, Director)

Dated: March 31, 1999                        By       /s/ Bernard Myerson
                                               -------------------------------
                                                   (Bernard Myerson, Director)


Dated: March 31, 1999                        By        /s/ Edward J. Noha
                                               -------------------------------
                                                   (Edward J. Noha, Director)


Dated: March 31, 1999                        By       /s/ Gloria R. Scott
                                               -------------------------------
                                                   (Gloria R. Scott, Director)


Dated: March 31, 1999                        By       /s/ Andrew H. Tisch
                                               -------------------------------
                                                  (Andrew H. Tisch, Director)


Dated: March 31, 1999                        By       /s/ James S. Tisch
                                               -------------------------------
                                                  (James S. Tisch, Chief
                                                    Executive Officer and
                                                    Director)


Dated: March 31, 1999                        By     /s/ Jonathan M. Tisch
                                               -------------------------------
                                                   (Jonathan M. Tisch,
                                                   Director)


Dated: March 31, 1999                        By      /s/ Preston R. Tisch
                                               -------------------------------
                                                 (Preston R. Tisch, Director)

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Shareholders of Loews Corporation:

  We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.







Deloitte & Touche LLP

New York, New York
February 10, 1999

                                                                    SCHEDULE I


                Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                              BALANCE SHEETS

                                  ASSETS


December 31                                                 1998          1997
------------------------------------------------------------------------------
(In millions)

Current assets, principally investment in U.S.
 government securities .............................    $ 4,207.5    $ 4,251.6
Investments in securities ..........................        411.3        351.7
Investments in capital stocks of subsidiaries, at
 equity ............................................      9,362.0      8,441.1
Other assets .......................................         54.0        161.0
------------------------------------------------------------------------------
     Total assets ..................................    $14,034.8    $13,205.4
==============================================================================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ...........    $   892.0    $ 1,071.5
Current maturities of long-term debt ...............                     117.8
Securities sold under agreements to repurchase .....        449.7
Long-term debt, less current maturities (a) ........      2,286.3      2,284.0
Deferred income tax and other ......................        205.6         67.0
------------------------------------------------------------------------------
     Total liabilities .............................      3,833.6      3,540.3
Shareholders' equity ...............................     10,201.2      9,665.1
------------------------------------------------------------------------------
     Total liabilities and shareholders' equity ....    $14,034.8    $13,205.4
==============================================================================

                                                                    SCHEDULE I

(Continued)

               Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                            STATEMENTS OF INCOME


Year Ended December 31                        1998           1997        1996
------------------------------------------------------------------------------
(In millions)

Revenues:
  Equity in income of subsidiaries (b) .   $ 824.5       $1,329.9    $1,324.0
  Investment (losses) gains ............    (545.5)        (866.2)       57.9
  Interest and other ...................     179.8          199.2       177.9
------------------------------------------------------------------------------
     Total .............................     458.8          662.9     1,559.8
------------------------------------------------------------------------------

Expenses:
  Administrative .......................      43.7           34.9        38.1
  Interest .............................     129.6          109.4       109.9
------------------------------------------------------------------------------
     Total .............................     173.3          144.3       148.0
------------------------------------------------------------------------------
                                             285.5          518.6     1,411.8
Income tax benefit (expense) (c) .......     179.3          275.0       (27.9)
------------------------------------------------------------------------------
Net income .............................   $ 464.8       $  793.6    $1,383.9
==============================================================================

                                                                    SCHEDULE I

(Continued)

                Condensed Financial Information of Registrant

                              LOEWS CORPORATION

                           STATEMENTS OF CASH FLOWS

Year Ended December 31                        1998           1997        1996
------------------------------------------------------------------------------
(In millions)

Operating Activities:
  Net income ............................ $  464.8      $   793.6   $ 1,383.9
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Undistributed earnings of affiliates.   (276.8)      (1,225.9)     (879.9)
    Investment losses (gains) ...........    545.5          866.2       (57.9)
  Changes in assets and liabilities-net:
    Receivables .........................      3.6          (7.0)      (107.5)
    Accounts payable and accrued
     liabilities ........................      2.2         (12.2)        19.7
    Federal income taxes ................   (198.3)         37.7        (75.4)
    Trading securities ..................   (522.4)       (682.4)      (247.2)
    Other-net ...........................    (11.4)        (72.4)        70.7
------------------------------------------------------------------------------
                                               7.2        (302.4)       106.4
------------------------------------------------------------------------------

Investing Activities:
  Investments in and advances to
   subsidiaries .........................   (292.3)       (138.1)      (142.0)
  Reduction of investments and advances
   to subsidiaries ......................    311.5          33.4        111.2
  Net decrease (increase) in short-term
   investments, primarily U.S.
   government securities ................      6.7          53.7       (482.5)
  Securities sold under agreements to
   repurchase ...........................    449.7        (447.8)       447.8
  Change in other investments ...........     (2.5)         (7.8)        (1.0)
------------------------------------------------------------------------------
                                             473.1        (506.6)       (66.5)
------------------------------------------------------------------------------

Financing Activities:
  Dividends paid to shareholders ........   (114.6)       (115.0)      (116.2)
  Purchases of treasury shares ..........   (218.0)                    (215.7)
  Principal payments on long-term debt ..   (117.8)       (200.0)
  Issuance of long-term debt ............                1,129.3        298.2
------------------------------------------------------------------------------
                                            (450.4)        814.3        (33.7)
------------------------------------------------------------------------------
Net change in cash ......................     29.9           5.3          6.2
Cash, beginning of year .................     13.1           7.8          1.6
------------------------------------------------------------------------------
Cash, end of year ....................... $   43.0     $    13.1   $      7.8
==============================================================================

                                                                    SCHEDULE I

(Continued)

                 Condensed Financial Information of Registrant

--------------
Notes:

  (a) Long-term debt consisted of:


December 31                                                1998           1997
------------------------------------------------------------------------------

      6.8% notes due 2006 (effective interest rate
       of 6.8%) (authorized, $300) ................    $  300.0       $  300.0
      3.1% exchangeable subordinated notes due 2007
       (effective interest rate of 3.4%)
       (authorized $1,150) (1) ....................     1,150.0        1,150.0
      8.9% debentures due 2011 (effective interest
       rate of 9.0%) (authorized, $175) ...........       175.0          175.0
      7.6% notes due 2023 (effective interest rate
       of 7.8%) (authorized, $300) (2) ............       300.0          300.0
      7% notes due 2023 (effective interest rate of
       7.2%) (authorized, $400) (3) ...............       400.0          400.0
      8.5% notes due 1998 .........................                      117.8
------------------------------------------------------------------------------
                                                        2,325.0        2,442.8
      Less unamortized discount ...................        38.7           41.0
           current maturities .....................                      117.8
------------------------------------------------------------------------------
                                                       $2,286.3       $2,284.0
==============================================================================

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

  (b) Cash dividends paid to the Company by affiliates amounted to $547.1, $113.2 and $445.4 for the years ended December 31, 1998, 1997 and 1996, respectively.

  (c) The Company is included in a consolidated federal income tax return with certain of its subsidiaries and, accordingly, participates in the allocation of certain components of the consolidated provision for federal income taxes. Such taxes are generally allocated on a separate return bases.

  The Company has entered into separate tax allocation agreements with Bulova and CNA, majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiaries"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, CNA will receive approximately $83.0 for 1998 and has paid Loews approximately $210.0 and $99.0 for 1997 and 1996, respectively, and Bulova will pay or has paid Loews approximately $5.6, $2.6 and $5.3 for 1998, 1997 and 1996, respectively. Each agreement may be canceled by either of the parties upon thirty days' written notice. See Note 8 of the Notes to Consolidated Financial Statements of Loews Corporation and subsidiaries included in Item 8.

                                                                   SCHEDULE II

                        LOEWS CORPORATION AND SUBSIDIARIES

                         Valuation and Qualifying Accounts

     Column A           Column B          Column C        Column D    Column E
     --------           --------          --------        --------    --------
                                          Additions
                                   ----------------------
                       Balance at  Charged to   Charged             Balance at
                       Beginning   Costs and    to Other                End of
    Description        of Period   Expenses     Accounts  Deductions    Period
------------------------------------------------------------------------------
                                            (In millions)

                                For the Year Ended December 31, 1998

Deducted from assets:
 Allowance for
  discounts .........   $    1.4     $109.8                 $109.6(1)   $  1.6
 Allowance for
  doubtful accounts        316.6       35.6                   10.0       342.2
                        ------------------------------------------------------
     Total ..........   $  318.0     $145.4                 $119.6      $343.8
                        ======================================================

                                For the Year Ended December 31, 1997

Deducted from assets:
 Allowance for
  discounts .........   $    1.4     $ 93.0                 $ 93.0(1)   $  1.4
 Allowance for
  doubtful accounts        290.0       30.6                    4.0       316.6
                        ------------------------------------------------------
     Total ..........   $  291.4     $123.6                 $ 97.0      $318.0
                        ======================================================
                                For the Year Ended December 31, 1996

Deducted from assets:
 Allowance for
  discounts .........   $    2.0     $ 84.0                 $ 84.6(1)   $  1.4
 Allowance for
  doubtful accounts        301.0       36.4                   47.4       290.0
                        ------------------------------------------------------
     Total ..........   $  303.0     $120.4                 $132.0      $291.4
                        ======================================================
-----------
Notes: (1) Discounts allowed.

                                                                    SCHEDULE V

                      LOEWS CORPORATION AND SUBSIDIARIES

   Supplemental Information Concerning Property/Casualty Insurance Operations


Consolidated Property/Casualty Entities
------------------------------------------------------------------------------

Year Ended December 31                            1998         1997      1996
------------------------------------------------------------------------------
(In millions)

Deferred policy acquisition costs ....         $ 1,279      $ 1,162   $ 1,084
Reserves for unpaid claim and claim
 adjustment expenses .................          28,355       28,571    29,395
Discount deducted from claim and
 claim adjustment expenses reserves
 above (based on interest rates
 ranging from 3.5% to 7.5%) ..........           2,380        2,409     2,459
Unearned premiums ....................           5,039        4,700     4,659
Earned premiums ......................          10,079        9,927    10,127
Net investment income ................           1,731        1,790     1,881
Incurred claim and claim adjustment
 expenses related to current year ....           7,903        7,942     7,922
Incurred claim and claim adjustment
 expenses related to prior years .....             263         (256)      (91)
Amortization of deferred policy
 acquisition costs ...................           2,042        2,017     1,843
Paid claim and claim expenses ........           8,745        8,376     9,200
Net premiums written .................          10,569       10,186    10,611

