Form 10-Q
period 1999-03-31
LOEWS CORP
filed 1999-05-17
CIK 60086

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

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

                      Yes     X               No
                          ---------              ---------

        Class                                       Outstanding at May 3, 1999
--------------------------                          --------------------------
Common stock, $1 par value                               109,244,800 shares

==============================================================================

                                      INDEX


Part I. Financial Information                                         Page No.
                                                                      --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      March 31, 1999 and December 31, 1998 ........................         3

    Consolidated Condensed Statements of Operations--
      Three months ended March 31, 1999 and 1998 ..................         4

    Consolidated Condensed Statements of Cash Flows--
      Three months ended March 31, 1999 and 1998 ..................         5

    Notes to Consolidated Condensed Financial Statements ..........         6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations ............................        44

  Item 3. Quantitative and Qualitative Disclosures about Market
   Risk ...........................................................        58

Part II. Other Information

  Item 1. Legal Proceedings .......................................        62

  Item 6. Exhibits and Reports on Form 8-K ........................        62

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
------------------------------------------------------------------------------
(Amounts in millions of dollars)                 March 31,        December 31,
                                                   1999               1998
                                                ------------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of
   $31,759.3 and $30,850.3 ...................  $31,926.4            $31,409.4
  Equity securities, cost of $1,669.8 and
   $1,624.7 ..................................    3,860.9              2,380.7
  Other investments ..........................    1,183.2              1,123.0
  Short-term investments .....................    7,774.1              7,792.1
                                                ------------------------------
     Total investments .......................   44,744.6             42,705.2
Cash .........................................      400.9                287.4
Receivables-net ..............................   14,734.0             14,163.4
Property, plant and equipment-net ............    2,942.4              2,848.3
Deferred income taxes ........................      682.2                872.6
Goodwill and other intangible assets-net .....      482.1                489.4
Other assets .................................    1,774.0              1,915.1
Deferred policy acquisition costs of insurance
 subsidiaries ................................    2,490.2              2,422.2
Separate Account business ....................    5,049.6              5,202.8
                                                ------------------------------
     Total assets ............................  $73,300.0            $70,906.4
                                                ==============================

Liabilities and Shareholders' Equity:

Insurance reserves and claims ................  $41,109.4            $40,438.5
Payable to brokers ...........................    1,442.8              1,160.8
Securities sold under repurchase agreements ..    1,342.5                579.5
Long-term debt, less unamortized discount ....    5,943.2              5,966.7
Other liabilities ............................    5,179.8              4,879.6
Separate Account business ....................    5,049.6              5,202.8
                                                ------------------------------
     Total liabilities .......................   60,067.3             58,227.9
Minority interest ............................    2,606.9              2,477.3
Shareholders' equity .........................   10,625.8             10,201.2
                                                ------------------------------
     Total liabilities and shareholders'
      equity .................................  $73,300.0            $70,906.4
                                                ==============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
------------------------------------------------------------------------------
(In millions, except per share data)              Three Months Ended March 31,
                                                     1999               1998
                                                  ----------------------------
Revenues:
  Insurance premiums .........................    $3,438.0           $3,430.0
  Investment income, net of expenses .........       564.4              630.6
  Investment gains (losses) ..................        81.2             (354.5)
  Manufactured products (including excise
   taxes of $119.1 and $109.0) ...............       930.0              596.7
  Other ......................................       545.5              522.4
                                                  ---------------------------
     Total ...................................     5,559.1            4,825.2
                                                  ---------------------------
Expenses:
  Insurance claims and policyholders' benefits     2,869.7            2,847.9
  Amortization of deferred policy acquisition
   costs .....................................       576.6              490.3
  Cost of manufactured products sold .........       252.0              234.6
  Selling, operating, advertising and
   administrative expenses ...................     1,159.9            1,043.6
  Tobacco litigation settlements .............       226.4              142.4
  Interest ...................................       113.7               93.8
                                                  ---------------------------
     Total ...................................     5,198.3            4,852.6
                                                  ---------------------------
                                                     360.8              (27.4)
                                                  ---------------------------
  Income tax expense (benefit) ...............        99.5              (21.7)
  Minority interest ..........................        58.0               78.0
                                                  ---------------------------
     Total ...................................       157.5               56.3
                                                  ---------------------------
Income (loss) before cumulative effect of
 changes in accounting principles ............       203.3              (83.7)

Cumulative effect of changes in accounting
 principles-net ..............................      (157.9)
                                                  ---------------------------
Net income (loss) ............................    $   45.4           $  (83.7)
                                                  ===========================
Net income (loss) per share:
 Income (loss) before cumulative effect of
  changes in accounting principles ...........    $   1.82           $   (.73)
 Cumulative effect of changes in accounting
  principles-net .............................       (1.41)
                                                  ---------------------------
Net income (loss).............................    $    .41           $   (.73)
                                                  ===========================
Cash dividends per share .....................    $    .25           $    .25
                                                  ===========================

Weighted average number of shares outstanding        111.8              115.0
                                                  ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
------------------------------------------------------------------------------
(Amounts in millions)                             Three Months Ended March 31,
                                                      1999            1998
                                                  ----------------------------
Operating Activities:
  Net income (loss) ..........................    $     45.4       $    (83.7)
  Adjustments to reconcile net income (loss)
  to net cash used by operating activities-net          23.0            463.8
  Cumulative effect of changes in accounting
   principles ................................         157.9
  Changes in assets and liabilities-net:
    Reinsurance receivable ...................        (317.8)           (47.0)
    Other receivables ........................          33.8           (743.8)
    Deferred policy acquisition costs ........         (68.0)          (149.4)
    Insurance reserves and claims ............         674.8            916.1
    Other liabilities ........................         140.0           (254.5)
    Trading securities .......................        (185.7)          (415.7)
    Other-net ................................         (59.7)            22.3
                                                  ---------------------------
                                                       443.7           (291.9)
                                                  ---------------------------
Investing Activities:
  Purchases of fixed maturities ..............     (16,837.0)       (11,365.8)
  Proceeds from sales of fixed maturities ....      15,790.7         10,240.9
  Proceeds from maturities of fixed maturities         888.8            676.1
  Change in securities sold under repurchase
   agreements ................................         763.0            393.2
  Purchases of equity securities .............        (143.7)          (307.0)
  Proceeds from sales of equity securities ...         184.0            192.5
  Change in short-term investments ...........        (557.2)           535.8
  Purchases of property, plant and equipment .        (209.9)           (99.5)
  Change in other investments ................          40.8           (125.7)
                                                  ---------------------------
                                                       (80.5)           140.5
                                                  ---------------------------
Financing Activities:
  Dividends paid to shareholders .............         (28.0)           (28.8)
  Dividends paid to minority interest ........          (9.9)           (10.0)
  Purchases of treasury shares ...............        (183.6)
  Issuance of long-term debt .................         191.8            297.7
  Principal payments on long-term debt .......        (216.2)          (301.6)
  Receipts credited to policyholders .........            .5              1.5
  Withdrawals of policyholder account balances          (4.3)            (6.4)
                                                  ---------------------------
                                                      (249.7)           (47.6)
                                                  ---------------------------
Net change in cash ...........................         113.5           (199.0)
Cash, beginning of period ....................         287.4            497.8
                                                  ---------------------------
Cash, end of period ..........................    $    400.9       $    298.8
                                                  ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
------------------------------------------------------------------------------
(Dollars in millions, except per share data)

1.     General:

    Reference is made to the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders which should be read in conjunction with these consolidated condensed financial statements.

  Accounting Changes

    Effective January 1, 1999, the Company adopted, the AICPA's Accounting Standards Executive Committee SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" and SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 97-3 requires insurance companies to recognize liabilities for insurance-related assessments when an assessment has been imposed or it is probable that it will be imposed, when it can be reasonably estimated, and when the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements. The Company had previously accounted for these assessments as they were paid. The Company does not expect the on-going effect of adopting SOP 97-3 to have a material impact on its results of operations.

    SOP 98-5 requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. The Company had previously deferred recognition of these costs and amortized them over a period following the completion of the start-up activities. The Company does not expect the on-going effect of adopting SOP 98-5 to have a material impact on its results of operations.

    The cumulative effect of these accounting changes resulted in a charge as follows:


  Accounting by Insurance and Other Enterprises for
   Insurance-Related Assessments (net of income taxes
    and minority interest of $95.4 and $26.5) .  . . . . . . . .       $150.8
  Costs of Start-Up Activities (net of income taxes of $3.8). .           7.1
                                                                       ------
                                                                       $157.9
                                                                       ======

  Comprehensive income

    Comprehensive income includes all changes to shareholders' equity, including net income (loss), except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 1999 and 1998, comprehensive income (loss) totaled $636.2 and $(106.9), respectively. Comprehensive income (loss) includes net income (loss), unrealized appreciation (depreciation) and foreign currency translation gains or losses.

  Net income (loss) per share

    Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company does not have any dilutive instruments related to its common shares. Accordingly, basic and diluted earnings per share are the same.

  Reclassifications

    Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1999.

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

    The effects of reinsurance on earned premiums, are as follows:

                                                                                             %
                                             Direct     Assumed     Ceded        Net     Assumed
                                           -----------------------------------------------------

                                                      Three Months Ended March 31, 1999
                                                      ---------------------------------

    Property and casualty .............     $2,275.0    $362.0     $268.0     $2,369.0    15.3%
    Accident and health ...............        927.0      36.0       96.0        867.0     4.1
    Life ..............................        259.0      40.0       97.0        202.0    19.8
                                            ---------------------------------------------------
       Total ..........................     $3,461.0    $438.0     $461.0     $3,438.0    12.7%
                                            ===================================================

                                                      Three Months Ended March 31, 1998
                                                      ---------------------------------

    Property and casualty .............     $2,018.0    $433.0     $147.0     $2,304.0    18.8%
    Accident and health ...............        904.0      75.0       91.0        888.0     8.4
    Life ..............................        251.0      36.0       49.0        238.0    15.1
                                            ---------------------------------------------------
       Total ..........................     $3,173.0    $544.0     $287.0     $3,430.0    15.9%
                                            ===================================================

    In the above table, life premiums are principally from long duration contracts, property and casualty earned premiums are from short duration contracts and approximately 75% of accident and health earned premiums are from short duration contracts.

    Insurance claims and policyholders' benefits are net of reinsurance recoveries of $324.0 and $179.0 for the three months ended March 31, 1999 and 1998, respectively.

3.     Receivables:

    The Company's receivables are comprised of the following:

                                                    March 31,     December 31,
                                                     1999             1998
                                                  ---------------------------

  Reinsurance .................................   $ 6,682.6         $ 6,364.8
  Other insurance .............................     7,100.9           6,803.8
  Security sales ..............................       551.9             276.4
  Accrued investment income ...................       396.4             409.8
  Other .......................................       346.6             652.4
                                                  ---------------------------
         Total ................................    15,078.4          14,507.2
  Less allowance for doubtful accounts and
   cash discounts .............................       344.4             343.8
                                                  ---------------------------
         Receivables-net ......................   $14,734.0         $14,163.4
                                                  ===========================

4.     Shareholders' equity:

                                                    March 31,     December 31,
                                                      1999            1998
                                                   ---------------------------

   Preferred stock, $.10 par value,
     Authorized--100,000,000 shares
   Common stock, $1 par value:
     Authorized--400,000,000 shares
     Issued--112,582,300 shares ................   $   112.6         $   112.6
   Additional paid-in capital ..................       162.3             162.3
   Earnings retained in the business ...........     9,050.9           9,033.5
   Accumulated other comprehensive income ......     1,483.6             892.8
                                                   ---------------------------
          Total ................................    10,809.4          10,201.2
   Less common stock (2,267,400 shares) held in
    treasury, at cost ..........................       183.6
                                                   ---------------------------
   Total shareholders' equity ..................   $10,625.8         $10,201.2
                                                   ===========================

5.     Restructuring and Other Related Charges:

    As part of CNA's restructuring plan that was initiated in August of 1998, restructuring related charges of $35.0 were recorded in the first quarter of 1999. These charges did not qualify for accrual under generally accepted accounting principles at the end of the third quarter of 1998 when the initial restructuring and other related charges were taken, and therefore, were expensed as incurred. The charges included the following:

    In the first quarter of 1999, restructuring related charges for CNA's property and casualty Agency Market Operations totaled approximately $21.0. The charges included employee related costs of $10.0 related to the planned net reduction in the workforce. The Agency Market Operations charges also included consulting costs of $1.0 and parallel processing charges of $3.0. Other charges, including relocation and facility charges, totaled approximately $7.0.

    In the first quarter of 1999, restructuring related charges for CNA's property and casualty Risk Management business totaled approximately $5.0. The charges included consulting costs of approximately $2.0 and parallel processing and other charges totaling approximately $3.0.

    In the first quarter of 1999, restructuring related charges for Group Operations totaled approximately $5.0. These charges relate to employee related costs.

    For the other segments of CNA, restructuring related charges totaled approximately $4.0 for the first quarter of 1999. Charges related primarily to employee related costs.

    The following table sets forth the major categories of the accrued restructuring related charges at December 31, 1998, and the activity in the accrual for such costs during 1999.


                                              Employee
                                         Termination            Lease         Business
                                        and Related        Termination        Exit
                                       Benefit Costs          Costs           Costs    Total
                                      --------------------------------------------------------

  Accrued costs at December 31, 1998        $37.0             $42.0          $32.0     $111.0
       Less payments charged against
   liability  . . . . . . . . .              (4.0)             (1.0)             -       (5.0)
                                       -------------------------------------------------------
  Accrued costs at March 31, 1999 . .       $33.0             $41.0          $32.0     $106.0
                                       =======================================================

6.     Business Segments:

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

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1998. In addition, CNA does not maintain a distinct investment portfolio for each of its insurance segments, and accordingly, allocation of assets to each segment is not performed. Therefore, investment income and investment gains (losses) are allocated based on each segment's carried insurance reserves, as adjusted.

    The following tables set forth the Company's consolidated revenues and income by business segment:


                                                                           Three Months Ended
                                                                                March 31,
                                                                        ------------------------
                                                                          1999           1998
                                                                        ------------------------
                                                                              (In millions)

Revenues (a):
 CNA Financial:
   Property and casualty ............................................   $3,015.8       $2,876.9
   Life .............................................................      396.0          437.9
   Group ............................................................      919.9          953.5
   Other Insurance ..................................................       93.8           89.4
                                                                        ------------------------
 Total CNA Financial ................................................    4,425.5        4,357.7
 Lorillard ..........................................................      912.4          575.7
 Loews Hotels .......................................................       60.4           48.5
 Diamond Offshore ...................................................      236.4          292.6
 Bulova .............................................................       30.2           32.3
 Corporate ..........................................................     (105.8)        (481.6)
                                                                        ------------------------
 Total ..............................................................   $5,559.1       $4,825.2
                                                                        ========================

Income before taxes, minority interest and cumulative effect of changes in accounting principles (a):
 CNA Financial:
   Property and casualty ............................................   $  233.7       $  261.8
   Life .............................................................       73.3          101.6
   Group ............................................................       13.8           22.7
   Other Insurance ..................................................     (107.4)         (54.6)
                                                                        ------------------------
 Total CNA Financial ................................................      213.4          331.5
 Lorillard ..........................................................      207.7           36.6
 Loews Hotels .......................................................        2.5            3.4
 Diamond Offshore ...................................................       79.7          124.6
 Bulova .............................................................        4.2            4.4
 Corporate ..........................................................     (146.7)        (527.9)
                                                                        ------------------------
 Total ..............................................................   $  360.8       $  (27.4)
                                                                        ========================

Net income (loss) (a):
 CNA Financial:
   Property and casualty ............................................   $  141.2       $  160.0
   Life .............................................................       40.9           54.6
   Group ............................................................        8.7           13.7
   Other Insurance ..................................................      (45.2)         (32.8)
                                                                        ------------------------
 Total CNA Financial ................................................      145.6          195.5
 Lorillard ..........................................................      124.0           22.1
 Loews Hotels .......................................................        1.6            1.5
 Diamond Offshore ...................................................       25.5           37.8
 Bulova .............................................................        2.2            2.3
 Corporate ..........................................................      (95.6)        (342.9)
                                                                        ------------------------
                                                                           203.3          (83.7)
 Cumulative effect of changes in accounting principles ..............     (157.9)
                                                                        ------------------------
 Total ..............................................................   $   45.4       $  (83.7)
                                                                        ========================


(a) Investment gains (losses) included in Revenues, Income before taxes, minority interest and cumulative effect of changes in accounting principles, and Net income (loss) are as follows:


                                                                           Three Months Ended
                                                                                 March 31,
                                                                         -----------------------
                                                                          1999          1998
                                                                         -----------------------

Revenues:
 CNA Financial:
   Property and casualty ............................................   $  183.2        $ 108.2
   Life .............................................................       17.7           55.4
   Group ............................................................       11.3           10.5
   Other Insurance ..................................................       10.0            5.1
                                                                        ------------------------
 Total CNA Financial ................................................      222.2          179.2
 Corporate ..........................................................     (141.0)        (533.7)
                                                                        ------------------------
 Total ..............................................................   $   81.2        $(354.5)
                                                                        ========================

Income before taxes, minority interest and cumulative effect of changes in accounting principles:
 CNA Financial:
   Property and casualty ............................................   $  183.2        $ 108.2
   Life .............................................................       17.7           55.4
   Group ............................................................       11.3           10.5
   Other Insurance ..................................................       10.0            5.1
                                                                        ------------------------
 Total CNA Financial ................................................      222.2          179.2
 Corporate ..........................................................     (141.0)        (533.7)
                                                                        ------------------------
 Total ..............................................................   $   81.2        $(354.5)
                                                                        ========================

Net income (loss):
 CNA Financial:
   Property and casualty ............................................   $  101.3        $  59.3
   Life .............................................................        9.8           30.4
   Group ............................................................        6.2            5.7
   Other Insurance ..................................................        5.3            2.8
                                                                        ------------------------
 Total CNA Financial ................................................      122.6           98.2
 Corporate ..........................................................      (91.7)        (346.9)
                                                                        ------------------------
 Total ..............................................................   $   30.9        $(248.7)
                                                                        ========================

7.   Legal Proceedings and Contingent Liabilities:

  INSURANCE RELATED

  Fibreboard Litigation
  ---------------------

    CNA's primary property and casualty subsidiary, Continental Casualty Company ("Casualty"), has been party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as "Settling Parties") have reached an agreement (the "Global Settlement Agreement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement is subject to court approval.

    Casualty, Fibreboard and Pacific Indemnity have also reached an agreement (the "Trilateral Agreement"), on a settlement to resolve the coverage litigation in the event the Global Settlement Agreement does not obtain final court approval.

    On July 27, 1995, the United States District Court for the Eastern District of Texas entered judgment approving the Global Settlement Agreement and the Trilateral Agreement. As expected, appeals were filed with respect to both of these decisions. On July 25, 1996, a panel of the United States Fifth Circuit Court of Appeals in New Orleans affirmed the judgment approving the Global Settlement Agreement by a 2 to 1 vote and affirmed the judgment approving the Trilateral Agreement by a 3 to 0 vote. Petitions for rehearing by the panel and suggestions for rehearing by the entire Fifth Circuit Court of Appeals as to the decision on the Global Settlement Agreement were denied. Two petitions for certiorari were filed in the Supreme Court as to the Global Settlement Agreement. On June 27, 1997, the Supreme Court granted these petitions, vacated the Fifth Circuit's judgment as to the Global Settlement Agreement, and remanded the matter to the Fifth Circuit for reconsideration in light of the Supreme Court's decision in Amchem Products Co. v. Windsor.

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

    On October 12, 1993, Casualty, Pacific Indemnity and Fibreboard entered into the Trilateral Agreement to settle the coverage litigation to operate in the event that the Global Settlement Agreement is disapproved. The Trilateral Agreement calls for payment by Casualty and Pacific Indemnity of an aggregate $2,000.0, of which Casualty's portion is approximately $1,460.0, to Fibreboard to resolve all claims by Fibreboard and all future and certain present asbestos claims arising under the policy issued to Fibreboard by Casualty.

    Under either the Global Settlement Agreement or the Trilateral Agreement, Casualty is also obligated to pay prior settlements of present asbestos claims. As a result of the final approval of the Trilateral Agreement, such obligation has become final. Through March 31, 1999, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 133,000 claims, for an estimated settlement amount of approximately $1,630.0 plus any applicable interest. Final court approval of the Trilateral Agreement obligated Casualty to pay under these settlements. Approximately $1,700.0 (including interest of $185.0) was paid through March 31, 1999. Such payments have been partially recovered from Pacific Indemnity. Casualty may negotiate other agreements for unsettled claims.

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

  Tobacco Litigation
  ------------------

    In 1997, CNA's primary property/casualty subsidiaries were named as part of a "direct action" lawsuit, Richard P. Ieyoub v. The American Tobacco Company, et al., filed by the Attorney General for the State of Louisiana, in state court, Calcasieu Parish, Louisiana ("The Ieyoub Litigation"). In that suit, filed against certain manufacturers and distributors of tobacco products and over 100 insurance companies, the State of Louisiana sought to recover medical expenses allegedly incurred by the State as a result of tobacco related illnesses.

    On November 23, 1998, the major United States cigarette manufacturers and the attorneys general for 46 states and six other governmental entities reached an agreement regarding resolution of their health care cost reimbursement claims (four other states had previously settled). The manufacturers have agreed to make annual payments totaling approximately $206,000.0 through 2025. In exchange, the states and other governmental entities have agreed to release their claims against the manufacturers and have further agreed to release any claims that they may have against distributors, retailers, component part manufacturers and the manufacturers' insurers. None of these latter entities are parties to the settlement agreement. As part of the settlement, the State of Louisiana dismissed with prejudice the Ieyoub Litigation. However, the November 1998 settlement did not preclude the manufacturers or other entities named as defendants in the various reimbursement lawsuits from seeking coverage under insurance policies that may have been issued to them. Management is unable to make a meaningful estimate of the amount or range of any loss that could result from any claim that the manufacturers may assert in the future.

  Environmental Pollution and Other Mass Tort and Asbestos
  --------------------------------------------------------

    The CNA property and casualty insurance companies have potential exposures related to environmental pollution and other mass tort and asbestos claims.

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

    Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form which included an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether clean-up costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

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

    As of March 31, 1999 and December 31, 1998, CNA carried approximately $740.0 and $787.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. There was no environmental pollution and other mass tort reserve development for the three months ended March 31, 1999 and 1998.

    CNA's property/casualty insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of March 31, 1999 and December 31, 1998, CNA carried approximately $1,432.0 and $1,456.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos claim reserve development for the three months ended March 31, 1999 and 1998 totaled $34.0 and $14.0, respectively.

    The following table provides additional data related to CNA's environmental pollution, other mass tort and asbestos-related claims activity.

                                              March 31, 1999             December 31, 1998
                                        ------------------------------------------------------
                                        Environmental               Environmental
                                          Pollution                   Pollution
                                        and Other Mass              and Other Mass
                                            Tort       Asbestos         Tort        Asbestos
                                        ------------------------------------------------------
  Reported Claims:
    Gross reserves ...................  $291.0       $1,349.0           $ 291.0     $1,305.0
    Less reinsurance recoverable .....   (38.0)        (115.0)            (41.0)       (91.0)
                                        -----------------------------------------------------
      Net reported claims ............   253.0        1,234.0             250.0      1,214.0
  Net unreported claims ..............   487.0          198.0             537.0        242.0
                                        -----------------------------------------------------
  Net reserves .......................  $740.0       $1,432.0           $ 787.0     $1,456.0
                                        =====================================================

    The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.

  NON-INSURANCE

  Tobacco Litigation -- Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products. Since January 1, 1998, approximately 450 product liability cases have been filed and served in United States courts against U.S. cigarette manufacturers. Lorillard has been named as a defendant in approximately 280 of these actions. Cases also have been filed with greater frequency against the Company. A total of approximately 875 product liability cases are pending against U.S. cigarette manufacturers; of these, Lorillard is a defendant in approximately 475.

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

    Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke ("Conventional Product Liability Cases"). Approximately 295 such actions are pending against Lorillard. In other cases, plaintiffs have brought claims as class actions on behalf of large numbers of individuals for damages allegedly caused by smoking ("Class Actions"). Approximately 60 such cases are pending against Lorillard. In some cases, plaintiffs are governmental entities or others, such as labor unions, private companies, Indian Tribes, or private citizens suing on behalf of taxpayers, who seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages ("Reimbursement Cases"). Approximately 105 such cases are pending, excluding some of the actions brought by certain governmental entities that have not been formally concluded but are subject to the November 23, 1998 Master Settlement Agreement discussed below. There also are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers ("Claims for Contribution"). Approximately 10 such actions are pending against Lorillard.

    In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases"); there has not been a noticeable increase in the filing of these suits during the past few years, and approximately 20 such actions are pending. The Company is named as a defendant in two of the cases.

    On November 23, 1998, Lorillard and other manufacturers of tobacco products entered into a Master Settlement Agreement ("MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands (the "Settling States"). The MSA provides, among other things, that the Settling States shall release and discharge all of their health care cost recovery claims against the manufacturers in consideration for the implementation of tobacco-related health measures, as well as payments to be made by the manufacturers. The MSA purports to settle a number of cases listed below, including, but not limited to, the Reimbursement Cases filed on behalf of state governmental entities. Certain suits have been filed that contest various aspects of the MSA or seek to intervene in cases governed by the MSA in order to achieve a different distribution of the funds allocated to the state governments.

    CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 670 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Lorillard is a defendant in approximately 295 of these cases. The Company is a defendant in 11 of the cases, although eight have not been served.

    Plaintiffs in these cases seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100.0 in compensatory damages and $600.0 in punitive damages.

    On February 9 and 10, 1999, a jury in the Superior Court of San Francisco County, California, returned verdicts in favor of an individual plaintiff and awarded her $1.5 in actual damages and $50.0 in punitive damages from the only defendant in the action, Philip Morris Incorporated. The court reduced the punitive damages award to $25.0. Philip Morris has noticed an appeal from the final judgment to the California Court of Appeals.

    On March 30, 1999, a jury in the Circuit Court of Multnomah County, Oregon, returned a verdict in favor of an individual plaintiff and awarded her $.8 in actual damages and $79.5 in punitive damages from the only defendant in the case, Philip Morris Incorporated. The court reduced the punitive damages to $32.0. In the event Philip Morris is not successful in its attempts to reverse the trial court's final judgment in favor of the plaintiff, we understand that Philip Morris will notice an appeal to the Oregon Court of Appeals.

    On May 10, 1999, a jury returned a verdict in favor of Philip Morris, R.J. Reynolds and Brown & Williamson in a consolidated trial involving four cases before the Circuit Court of Shelby County, Tennessee (Karney v. Philip Morris Incorporated; McDaniels v. Brown & Williamson, et al; Newcomb
  v. Brown & Williamson, et al; and Settle v. Brown & Williamson, et al.). Neither Lorillard nor the Company are defendants in these matters. It is not known whether plaintiffs will file any post-trial motions contesting the verdict or if they will notice an appeal to the Tennessee Court of Appeals.

    On May 13, 1999, a jury in the United States District Court for the Western District of Missouri returned a defense verdict in the case of Steele v. Brown & Williamson Tobacco Corporation. Neither the Company nor Lorillard was a defendant in the case. It is not known whether plaintiffs will file any post-trial motions contesting the verdict or notice an appeal to the United States Court of Appeals for the Eighth Circuit.

    As of May 13, 1999, trial was proceeding in one Conventional Product Liability Case, Butler v. Philip Morris, Inc., et al., pending before the Circuit Court of Jones County, Mississippi. Lorillard is a defendant in the case. Plaintiffs allege their decedent died as a result of exposure to environmental tobacco smoke. Additional trials are scheduled during 1999, and it appears that cases will be tried with greater frequency than in the past.

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

    During 1998, a jury in the Circuit Court of Duval County, Florida, returned a verdict in favor of plaintiffs in a smoking and health case in which Lorillard was not a party, Widdick v. Brown & Williamson Tobacco Corporation (verdict returned June 10, 1998). The jury awarded plaintiffs $1.1 million in actual damages and punitive damages. The First District of the Florida Court of Appeal set aside the trial court's final judgment in favor of plaintiff and directed the Circuit Court of Duval County, Florida to transfer the case either to the Circuit Court of Broward County, Florida or the Circuit Court of Palm Beach County, Florida. The court has transferred the case to the Circuit Court of Palm Beach County, Florida.

    The Florida Court of Appeals issued a ruling in the case of Carter v. Brown & Williamson Tobacco Corporation, filed in the Circuit Court of Duval County, Florida, that reversed a 1996 verdict entered in favor of plaintiffs in which they were awarded a total of seven hundred fifty thousand dollars in actual damages. The Court of Appeals directed that judgment be entered in favor of Brown & Williamson Tobacco Corporation by the trial court. The Court of Appeals denied plaintiffs' motion for reconsideration. Plaintiffs are seeking review by the Florida Supreme Court. Lorillard was not a party to Carter v. Brown & Williamson Tobacco Corporation.

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

    One of the cases seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations. Plaintiffs in a number of Reimbursement Cases also seek certification as class actions (see Reimbursement Cases, below).

    Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of over 60 law firms from throughout the United States. Lorillard is a defendant in approximately 60 of the approximately 75 cases seeking class certification. The Company is a defendant in 21 of the purported class actions, three of which have not been served. Many of the purported class actions are in the pre-trial, discovery stage.

    Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991). On October 10, 1997, the parties to this class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke executed a settlement agreement, which was approved by the trial court on February 3, 1998. The settlement agreement requires Lorillard and three other cigarette manufacturers jointly to pay $300.0 in three annual installments to create and endow a research institute to study diseases associated with cigarette smoke. None of these payments are to be made until all appeals have been exhausted and judgment becomes final. The amount to be paid by Lorillard is based upon each of the four settling defendants' then share of the United States market for the sale of cigarettes. Lorillard had approximately 8.8% of the cigarette market in the United States. Based on this calculation, Lorillard is expected to pay approximately $26.4 of the proposed settlement amount. The plaintiff class members are permitted to file individual suits, but these individuals may not seek punitive damages for injuries that arose prior to January 15, 1997, which enabled them to be members of the class. The defendants that executed the settlement agreement will pay a total of $49.0 as fees and expenses of the attorneys who represented plaintiffs. Certain of the absent class members objected to the settlement agreement and appealed to the Florida Court of Appeals. The Court of Appeals has affirmed the trial court's order that approved the parties' settlement agreement and the award of attorneys' fees. The Court of Appeals also largely affirmed the trial court's orders denying the objectors' motions to intervene, but reversed the rulings as to eight of the objectors, holding either that these eight had timely filed motions to intervene and had provided sufficient supporting documentation, or that the court had abused its discretion in denying their motions. The Court of Appeals further held that the remaining objectors to the settlement may be entitled to pursue claims as class members. Various parties have filed motions for clarification or rehearing, which remain pending before the Court of Appeals.

    Castano, et al. v. The American Tobacco Company, Inc. et al. (U.S. District Court, Eastern District, Louisiana, March 29, 1994). This case was initiated as a class action on behalf of nicotine dependent smokers in the United States. During 1998, Lorillard and certain other cigarette manufacturer defendants agreed with the plaintiffs to dismiss this action without prejudice and to toll the statute of limitations as to the named plaintiffs' claims. Lorillard paid $1.0 to reimburse the costs and expenses of plaintiffs' counsel.

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

    Reed v. Philip Morris Incorporated, et al. (Superior Court, District of Columbia, filed June 21, 1996). The court has denied plaintiff's motion for class certification, although briefing is proceeding as to plaintiffs' renewed motion for class certification.

    Barnes v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Pennsylvania, filed August 8, 1996). The District Court vacated its prior order that granted class certification on behalf of Pennsylvania smokers who require medical monitoring. The court also granted defendants' motion for summary judgment. The Third Circuit Court of Appeals affirmed the trial court's class certification ruling and the order granting the summary judgment motion, and has rejected plaintiffs' petition for rehearing. Plaintiffs have filed a petition for writ of certiorari with the United States Supreme Court that seeks review of the class certification and summary judgment rulings. As of May 7, 1999, the Supreme Court had not ruled as to whether it will grant review of the petition.

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

    Peterson v. American Tobacco Company, et al. (U.S. District Court, Hawaii, filed February 6, 1997). The Company is a defendant in the case.

    Walls v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Oklahoma, filed February 6, 1997). The court has heard argument on plaintiffs' motion for class certification. The court has certified certain questions of Oklahoma law to the Oklahoma Supreme Court to guide it in its class certification ruling.

    Selcer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Nevada, filed March 3, 1997). The Company is a defendant in the case. Briefing of plaintiffs' motion for class certification has been completed. It is not known whether the court will hear argument on the motion, and it is possible it will be decided on the briefs.

    Geiger v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, filed April 30, 1997). The trial court granted on an interim basis plaintiffs' motion for class certification on behalf of New York residents who allege lung cancer or throat cancer as a result of smoking cigarettes. The Appellate Division of the New York Supreme Court reversed the class certification order and directed the trial court to allow the parties to conduct additional proceedings on the class certification motion. The court has heard argument on plaintiffs' renewed motion for class certification.

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

    Taylor v. The American Tobacco Company, Inc., et al. (Circuit Court, Wayne County, Michigan, filed May 23, 1997).

    Cosentino v. Philip Morris Incorporated, et al. (Superior Court, Middlesex County, New Jersey, filed May 28, 1997). The court has denied plaintiffs' motion for class certification and plaintiffs' motion for reconsideration. The New Jersey Court of Appeals declined to review the class certification rulings. Plaintiffs have asked the New Jersey Supreme Court to consider the decisions, but the Court has not announced whether it will grant review.

    Kirstein v. American Tobacco Company, Inc., et al. (Superior Court, Camden County, New Jersey, filed May 28, 1997). The court has denied plaintiffs' motion for class certification and plaintiffs' motion for reconsideration. The New Jersey Court of Appeals declined to review the class certification rulings. Plaintiffs have asked the New Jersey Supreme Court to consider the decisions, but the Court has not announced whether it will grant review.

    Tepper v. Philip Morris Incorporated, et al. (Superior Court, Bergen County, New Jersey, filed May 28, 1997). The court has denied plaintiffs' motion for class certification and plaintiffs' motion for reconsideration. The New Jersey Court of Appeals declined to review the class certification rulings. Plaintiffs have asked the New Jersey Supreme Court to consider the decisions, but the Court has not announced whether it will grant review.

    Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997).

    Lippincott v. American Tobacco Company, Inc., et al. (Superior Court, Camden County, New Jersey, filed June 13, 1997). The court has denied plaintiffs' motion for class certification and plaintiffs' motion for reconsideration. The New Jersey Court of Appeals declined to review the class certification rulings. Plaintiffs have asked the New Jersey Supreme Court to consider the decisions, but the Court has not announced whether it will grant review.

    Brammer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Iowa, filed June 20, 1997).

    Daley v. American Brands, Inc., et al. (U.S. District Court, Northern District, Illinois, filed July 7, 1997).

    Piscitello v. Philip Morris, Incorporated, et al. (Superior Court, Middlesex County, New Jersey, filed July 28, 1997). The Company is a defendant in the case. The court has denied plaintiffs' motion for class certification and plaintiffs' motion for reconsideration. The New Jersey Court of Appeals declined to review the class certification rulings. Plaintiffs have asked the New Jersey Supreme Court to consider the decisions, but the Court has not announced whether it will grant review.

    Bush v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, Texas, filed September 10, 1997).

    Nwanze v. Philip Morris Companies Inc., et al. (U.S. District Court, Southern District, New York, filed September 29, 1997). The Company is a defendant in the case. The court denied plaintiffs' motion for class certification.

    Badillo v. American Tobacco Company, et al. (U.S. District Court, Nevada, filed October 8, 1997). The Company is a defendant in the case. Briefing of plaintiffs' motion for class certification has been completed. It is not known whether the court will hear argument on the motion, and it is possible it will be decided on the briefs.

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

    Cleary v. Philip Morris Incorporated, et al. (Circuit Court, Cook County, Illinois, filed June 5, 1998).

    Vaughan v. Philip Morris Incorporated, et al. (U.S. District Court, Western District, Virginia, filed June 30, 1998).

    Creekmore v. Brown & Williamson Tobacco Corporation, et al. (Superior Court, Buncombe County, North Carolina, filed July 31, 1998).

    Smokers for Fairness v. British American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 25, 1998).

    Sweeney v. American Tobacco Company, et al. (Court of Common Pleas, Allegheny County, Pennsylvania, filed October 15, 1998).

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

    Tobacco Consumers Group No. 3 v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Massachusetts, filed March 22, 1999).

    Sturgeon v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 9, 1999).

    Julian v. Philip Morris Companies Inc., et al. (Circuit Court, Montgomery County, Alabama, filed April 14, 1999).

    REIMBURSEMENT CASES - Suits brought by 46 state governments and six other governmental entities are governed by the Master Settlement Agreement. In addition to these, approximately 105 other suits are pending, comprised of approximately 75 union cases, and cases brought by Indian tribes, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in a number of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in all such actions except for some of those filed in U.S. courts by nations in which Lorillard does not conduct business (The Republic of Guatemala, Republic of Nicaragua and the Kingdom of Thailand). The Company is named as a defendant in 13 of them, although the Company was named as a defendant in several of the cases dismissed as a result of the MSA.

    Governmental Reimbursement Cases - The Master Settlement Agreement is expected to resolve the cases filed by 46 state governments and six other governmental entities. Since January 1, 1997, cases brought by four state governments, Florida, Minnesota, Mississippi and Texas, were settled in separate agreements. Lorillard was a defendant in each of the 46 cases filed by state governments and in the six cases brought by other governmental entities, as well as in the four cases governed by the separate settlement agreements. Suits by seven local governments are pending against cigarette manufacturers, although the MSA purportedly resolves those actions. In addition to these suits, cases have been brought in U.S. courts by the nations of Bolivia, Guatemala, Nicaragua, Panama, Thailand and Venezuela, although none of the defendants have received service to date of the case filed by Venezuela. Lorillard is a defendant in some of these actions, although it does not sell cigarettes outside the United States. The Company is named as a defendant in the cases filed by Bolivia, Panama and Venezuela.

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

    Republic of the Marshall Islands v. The American Tobacco Company, et al. (High Court, Republic of the Marshall Islands, filed October 20, 1997). The court granted motions to dismiss filed by Lorillard and the Company.

    State of South Dakota and South Dakota Department of Social Services v. Philip Morris, Inc., et al. (Circuit Court, Sixth Judicial Circuit, Hughes County, South Dakota filed February 23, 1998). Consistent with the MSA, the court has entered an order dismissing the action. Judgment in this matter is final.

    The Republic of Guatemala v. The Tobacco Institute, Inc., et al. (U.S. District Court, District of Columbia, filed May 11, 1998). Neither Lorillard nor the Company are named as defendants in the matter. Certain defendants have filed a motion to transfer this and other matters filed by non-U.S. governments in U.S. courts to the United States Panel on Multi-District Litigation.

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

    Republic of Panama v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed October 16, 1998). The Company is a defendant in the case. Certain defendants have filed a motion to transfer this and other matters filed by non-U.S. governments in U.S. courts to the United States Panel on Multi-District Litigation.

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

    The Republic of Nicaragua v. Liggett Group, Inc., et al (U.S. District Court, Puerto Rico, filed December 10, 1998). Neither Lorillard nor the Company are named as defendants in this matter. Certain defendants have filed a motion to transfer this and other matters filed by non-U.S. governments in U.S. courts to the United States Panel on Multi-District Litigation.

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

    The Republic of Bolivia v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed on January 20, 1999). The Company is a defendant in the case. The United States District Court for the Southern District of Texas transferred this matter sua sponte to the United States District Court for the District of Columbia. Certain defendants have filed a motion to transfer this and other matters filed by non-U.S. governments in U.S. courts to the United States Panel on Multi-District Litigation.

    Republic of Venezuela v. Philip Morris Companies, et al. (Circuit Court, Dade County, Florida, filed January 27, 1999). The Company is a defendant in the case. To date, none of the defendants have received service of process. Certain defendants have filed a motion to transfer this and other matters filed by non-U.S. governments in U.S. courts to the United States Panel on Multi-District Litigation.

    The Kingdom of Thailand v. The Tobacco Institute, Inc., et al. (U.S. District Court, Southern District, Texas, filed January 29, 1999). Neither Lorillard nor the Company are named as defendants in this matter. Certain defendants have filed a motion to transfer this and other matters filed by non-U.S. governments in U.S. courts to the United States Panel on Multi-District Litigation.

    In addition to these reimbursement cases, some suits have been filed contesting, in various methods, the Master Settlement Agreement. Certain other actions have been filed in which plaintiffs seek to intervene in cases governed by the Master Settlement Agreement in order to achieve a different distribution of the funds allocated by the MSA to the respective states. Lorillard has been named as a defendant in several of the cases filed to date. The Company has been named as a defendant in one of them.

    The President of the United States stated in the State of the Union address on January 19, 1999, that he had authorized the United States Justice Department to initiate a reimbursement litigation lawsuit against United States cigarette manufacturers. The Attorney General of the United States has subsequently stated publicly that the Justice Department intends to pursue such litigation. No such federal lawsuit has been filed to date.

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

    Mason v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Texas, filed December 23, 1997). The suit is on behalf of taxpayers of the U.S. as to funds expended by the Medicare program.

    The State of North Carolina, et al. v. The American Tobacco Company, et al. (U.S. District Court, Middle District, North Carolina, filed February 13, 1998). The suit is on behalf of taxpayers of North Carolina.

    Wynn v. Philip Morris, Inc., et al. (Circuit Court, Jefferson County, Alabama, filed May 27, 1998). The suit is on behalf of taxpayers of Alabama.

    Reimbursement Cases By Indian Tribes - Indian Tribes have filed ten reimbursement suits, three of which have been dismissed. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

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

    Yukon-Kuskokwim Health Corporation v. Philip Morris, Incorporated, et al. (Superior Court, Fourth Judicial District, Alaska, filed April 5, 1999). To date, none of the defendants have received service of process.

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

    On March 18, 1999, the jury in Iron Workers Local Union No. 17 Insurance Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Ohio, Eastern Division, filed May 20, 1997) returned a verdict in favor of the defendants, which included Lorillard, on all counts of plaintiffs' complaint. The trial was the first against cigarette manufacturers by union trust funds. During pre-trial proceedings, the court granted plaintiffs' motion for class certification on behalf of funds in Ohio established under the Taft-Hartley Act. Plaintiffs' motion for new trial has been denied. The time for plantiffs' to notice an appeal has not expired.

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

    Massachusetts Laborers Health and Welfare Fund v. Philip Morris Inc., et al. (U.S. District Court, Massachusetts, filed June 2, 1997).

    Central Laborers Welfare Fund, et al. v. Philip Morris, Inc., et al. Circuit Court, Madison County, Illinois, filed on or about June 9, 1997).

    Hawaii Health and Welfare Trust Fund for Operating Engineers v. Philip Morris, Inc., et al. (U.S. District Court, Hawaii, filed June 13, 1997). The court has entered an order granting defendants' motion to dismiss. Judgment in favor of the defendants is final but the deadline for plaintiff to notice an appeal has not expired.

    Laborers Local 17 Health and Benefit Fund and The Transport Workers Union New York City Private Bus Lines Health Benefit Trust v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed June 19, 1997). The United States Court of Appeals for the Second Circuit has directed the trial court to enter an order dismissing the case. Plaintiffs have filed a motion for reconsideration of the decision.

    Ark-La-Miss Laborers Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Louisiana, filed June 20, 1997).

    Kentucky Laborers District Council Health and Welfare Trust Fund v. Hill & Knowlton, Inc., et al. (U.S. District Court, Western District, Kentucky, Louisville Division, filed June 20, 1997).

    Oregon Laborers -- Employers Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Oregon, filed June 20,
  1997). The court granted defendants' motion for judgment on the pleadings, which dismissed the case. Plaintiffs have noticed an appeal to the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit has heard argument in the appeal and taken it under advisement.

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

    International Union of Operating Engineers Local 132 v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, West Virginia, Huntington Division, filed July 11, 1997). This matter formerly was known as West Virginia Laborers Pension Fund.

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

    Steamfitters Local Union No. 420 Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed August 21, 1997). The court granted defendants' motion to dismiss the case. Plaintiffs noticed an appeal to the United States Court of Appeals for the Third Circuit. The Third Circuit affirmed the trial court's order dismissing the case, and has denied plaintiffs' motion for reconsideration of its ruling.

    Construction Laborers of Greater St. Louis Welfare Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed September 2, 1997). The Company is a defendant in the case.

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

    Operating Engineers Local 324 Health Care Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Wayne County, Michigan, filed December 30,
  1997). The court granted defendants' motion to dismiss and entered judgment in favor of defendants. Plaintiffs have noticed an appeal to the Michigan Court of Appeals.

    Carpenters & Joiners Welfare Fund, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Minnesota, filed December 31, 1997). The court has granted defendants' motion to dismiss the complaint. The time for plaintiff to notice an appeal from the ruling has not expired.

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

    IBEW Local 595 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed July 30, 1998).

    Shop Ironworkers Local 790 Welfare Plan v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed July 31, 1998).

    Central Coast Trust Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed September 30, 1998).

    Reimbursement Cases By Private Companies - Private companies have filed six Reimbursement Cases to date, although one of the cases has been dismissed. Lorillard is named as a defendant in each of the cases filed by private companies. The Company is not a defendant in the cases filed by private companies.

    Group Health Plan, Inc., et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Minnesota, filed March 11, 1998). The court has directed that this matter be ready for trial by March 1, 2000.

    Conwed Corporation, et al. v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Minnesota, filed April 10, 1998). The court has granted defendants' motion to dismiss the complaint. The time for plaintiff to notice an appeal from the ruling has not expired.

    Arkansas Blue Cross and Blue Shield, et al. v. Philip Morris,
  Incorporated, et al. (U.S. District Court, Northern District, Illinois, filed April 29, 1998).

    Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 29, 1998). This case has been set for trial on January 12, 2000.

    Regence Blueshield, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Western District, Washington, filed April 29, 1998). The court has granted defendants' motion to dismiss and has entered final judgment in defendants' favor. Plaintiff has noticed an appeal from the final judgment to the United States Court of Appeals for the Ninth Circuit.

    CONTRIBUTION CLAIMS - In addition to the foregoing cases, ten cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Two of the cases have not been served. Lorillard is named as a defendant in each action. The Company is named as a defendant in four of the cases but has not received service of process in three of them. Each of these cases is in the pre-trial, discovery stage.

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

    The Seibels Bruce Group, Inc. v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Northern District, filed December 30, 1998).

    UNR Asbestos-Disease Claims Trust v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York, filed March 15, 1999). The Company is a defendant in this case.

    FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Twenty-one such cases, including one that also includes allegations that plaintiff also was injured as a result of smoking cigarettes, are pending in federal and state courts. The Company is a defendant in two of the cases. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $10.0 in compensatory damages and $100.0 in punitive damages. Trials have been held in twelve such cases, including two to date in 1999. Verdicts have been returned in favor of Lorillard Inc. or Lorillard Tobacco Company in nine of the twelve cases. Three verdicts have been returned in plaintiffs' favor, including one of the two cases tried to date during 1999. In the case tried to a plaintiffs' verdict during 1999, plaintiffs were awarded $2.2 in actual damages. The time for Lorillard to contest the award or to notice an appeal has not expired. In one of the two remaining trials, plaintiffs were awarded one-hundred-forty thousand dollars in actual damages from Lorillard in a 1996 trial, although this amount was reduced to approximately seventy thousand dollars. Appeals from this judgment have been decided in favor of plaintiffs. In the second such action, a jury awarded plaintiffs approximately $2.0 in actual damages and punitive damages following a 1995 trial. A court of appeal decided Lorillard's appeal in favor of the plaintiffs.

    OTHER TOBACCO-RELATED LITIGATION - In addition to the foregoing litigation, two California cities, Los Angeles and San Jose, suing on behalf of The People of the State of California, have filed suits alleging cigarette manufacturers, including Lorillard, have violated a California statute, commonly known as "Proposition 65," that requires California residents to be informed if they are exposed to substances that are alleged to cause cancer or birth defects. Plaintiffs in both suits allege that non-smokers have not been warned by cigarette manufacturers that exposure to environmental tobacco smoke may cause illness. Plaintiffs in both suits further allege defendants violated certain provisions of the California Business and Professions Code (The People of the State of California, and American Environmental Safety Institute v. Philip Morris Incorporated, et al. (Superior Court, Los Angeles County, California, filed July 14, 1998) and The People of the State of California, the City of San Jose and Paul Dowhall v. Brown & Williamson Tobacco Corporation, et al. (Superior Court, San Francisco County, California, filed July 28, 1998)). Trial in the latter matter has been scheduled to begin on June 28, 1999.

    SETTLEMENT OF STATE REIMBURSEMENT LITIGATION - As previously discussed, Lorillard, and certain other United States tobacco product manufacturers, entered into agreements to settle State reimbursement litigation and an ETS smoking and health class action brought on behalf of airline flight attendants. The State settlement agreements and certain ancillary agreements are filed as exhibits to various of the Company's reports filed with the Securities and Exchange Commission.

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

    Except for the impact of the State settlement agreements as previously discussed, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

    Other Legal Proceedings: In September 1997, a purported class action was commenced by private plaintiffs in Alabama state court alleging that the U.S. tobacco companies and others conspired to fix cigarette prices in Alabama, that agreements leading to price increases were reached during the negotiations in efforts to reach a settlement of tobacco claims through federal legislation, and that prices were increased pursuant to the alleged conspiracy in 1997 (Mosley, et al. v. Philip Morris Companies Inc., et al.). The parties have settled this action for a payment by defendants in an aggregate amount approximating sixty thousand dollars to cover costs incurred by plaintiff's counsel.

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

8. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the three months ended March 31, 1999 and 1998, respectively.

    Results of operations for the first three months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------------

OVERVIEW

  Loews Corporation (the "Company") reported net operating income, excluding net investment gains and losses and accounting changes, for the quarter ended March 31, 1999 of $172.4 million, or $1.54 per share, compared to $165.0 million, or $1.43 per share, for the 1998 period.

  Net income for the 1999 first quarter amounted to $45.4 million, or $.41 per share, compared to a net loss of $83.7 million, or $.73 per share, in the 1998 first quarter. Net income in the 1999 first quarter includes net investment gains of $30.9 million, or $.28 per share, compared to net investment losses of $248.7 million, or $2.16 per share, in the comparable period of the prior year. Net income in the 1999 first quarter also includes a charge for accounting changes of $157.9 million, or $1.41 per share, primarily related to accounting for insurance-related assessments at the CNA Financial Corporation subsidiary.

  Gross revenues amounted to $5.6 billion in the 1999 quarter, compared to $4.8 billion in the prior period.

  At March 31, 1999, the Company's book value per share amounted to $96.32, compared to $90.61 per share at December 31, 1998.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

  Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 85% owned subsidiary of the Company.

Property and Casualty
---------------------

  The property and casualty segment is comprised of the following operating units of CNA: Agency Market Operations, Risk Management, Specialty Operations, Global Operations, and Reinsurance Operations.

  A competitive pricing environment continues to affect the overall profitability in CNA's Agency Market Operations, which includes commercial and personal property and casualty operations. In addition, pre-tax restructuring related charges of $31.0 million, which includes $10.8 million related to non-insurance operations, and increased catastrophe losses contributed to the lower results for the three months ended March 31, 1999, as compared to the corresponding period of the prior year.

  Written premium for the property/casualty segment decreased $140.9 million for the first quarter of 1999 as compared with the same period in 1998. The decrease in written premiums was comprised primarily of a decrease in Commercial Insurance of $114.0 million and a decrease of $100.7 million in Risk Management. These decreases were partially offset by an increase in written premium in Global Operations of $45.1 million and Personal Insurance of $29.6 million.

  The decline in Commercial Insurance written premiums was mainly due to continued pressures on pricing and Commercial Insurance's unwillingness to write business if appropriate rates are not obtained. The decrease in Risk Management written premium was primarily due to Risk Management's decision to increase its utilization of reinsurance and the redesign of existing risk management programs. The increase in written premium in Global Operations was primarily due to an increase of $22.7 million stemming from the acquisition of Maritime, an $8.0 million increase in Global Operations' other international lines of business and an increase in CNA Surety of $8.3 million. The increase in Personal Insurance can be attributed mainly to increases in agency premium volume, new agency relationships and new agent incentives.

  Underwriting results deteriorated by $75.1 million for the period ended March 31, 1999 as compared with the same period in 1998. The combined ratio increased 1.4 points to 110.8% for the quarter ended March 31, 1999 from 109.4% for the same period in 1998. This decline is due to an increase in the loss ratio of .6 points to 78.6 for the quarter ended March 31, 1999 from 78.0 for the same period in 1998. This increase is due primarily to higher catastrophe losses of $44.0 million for the first quarter of 1999, an increase of $19.9 million as compared with the first quarter of 1998. Also contributing to the increase in the combined ratio is an increase in the expense ratio of
 .8 points to 32.2 for the quarter ended March 31, 1999 from 31.4 for the same period in 1998. Restructuring related charges of $20.2 million for the first quarter of 1999 was the primary reason for the increase in the expense ratio.

  Initial estimates of CNA's catastrophe losses from the May 1999 Midwest tornadoes are approximately $17.0 million. The initial estimates are based upon preliminary information and are subject to the inherent uncertainties of the loss reserve estimation process. CNA believes that the ultimate losses should not have a significant impact on the equity of CNA.

Life
----

  Life Operations' premiums decreased $22.0 million for the first quarter of 1999 as compared with the same period in 1998. This decline is due to the increased use of reinsurance for term insurance in the first quarter of 1999, as well as lower sales within the Retirement Services business.

  Net operating income for the first quarter of 1999 was higher than net operating income for the same period in 1998 due to a combination of reduced overall operating expenses and better than expected investment results in one of the plans sold to institutional markets. This improvement was partially offset by higher mortality experience for the first quarter of 1999, as compared with the same period in 1998.

Group
-----

  Group Operations' premiums decreased $35.0 million for the first quarter of 1999 as compared with the same period in 1998. This decline is due to the decision to exit the Employer Health and Affinity lines of businesses that resulted in a decrease in premiums of $85.0 million, partially offset by growth in other lines of business, primarily in Provider Markets and Special Benefits businesses. Growth in Provider Markets was primarily driven by employer stop loss business while the growth in Special Benefits was mainly attributable to disability and accident special risk lines of business.

  Net operating income declined by $6.0 million in the first quarter of 1999, as compared to 1998. Partially offsetting the decrease in premiums was an overall improvement in benefits and expenses of approximately $25.0 million, attributable primarily to a decrease in current year losses as a result of Group Operations' decision to exit certain lines of business, as mentioned above.

Other Insurance
---------------

  The Other Insurance segment contains CNA's corporate interest expense, run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guarantee insurance contracts and certain non-insurance operations, principally the operations of Agency Management Systems, Inc. ("AMS"), an information technology and agency software development company.

  Pre-tax operating losses for the first quarter of 1999 increased by approximately $60.0 million as compared with the first quarter of 1998. The increase was principally attributable to unfavorable loss reserve development in run-off insurance lines as well as increased interest expenses, an increase in computer system related expenses and restructuring related charges for the quarter.

Lorillard
---------

  Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

Settlement of State Reimbursement Litigation

  On November 23, 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the "Original Participating Manufacturers" and, together with Liggett Group, Inc. and any other tobacco product manufacturer that becomes a signatory, the "Participating Manufacturers") entered into a Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states. The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota. See Item 1-Business-Lorillard, Inc.-Settlement of State Reimbursement Litigation-in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more detailed discussion.

  The MSA is subject to final judicial approval in each of the Settling States. If a Settling State does not obtain final judicial approval by December 31, 2001, the MSA will be terminated with respect to such state. The MSA, however, will remain in effect as to each Settling State in which final judicial approval is obtained. The MSA provides that it is not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and was entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

  The MSA mandates significant changes in the advertising and marketing of tobacco products in the Settling States and otherwise restricts the activities of Lorillard and other Participating Manufacturers. It also requires the industry to pay more than $206 billion through 2025, including (i) more than $12.7 billion in initial payments over the first five years (including $2.4 billion paid in December 1998); (ii) annual payments commencing in 2000 in the initial amount of $4.5 billion and increasing periodically to $9 billion in 2018 and thereafter in perpetuity, and (iii) $1.7 billion over ten years for a national public education fund, the largest portion of which is due during the first five years. The $2.4 billion payment was allocated among the Original Participating Manufacturers based on relative market capitalization. All other payments are allocated among the Original Participating Manufacturers based on their relative unit volume of domestic cigarette shipments and are subject to adjustment for inflation and volume changes and for participation by less than all the states and for other adjustments and offsets described in the MSA.

  Lorillard's share of the $2.4 billion payment amounted to $175.2 million which was charged to expense in the fourth quarter of 1998 and paid from Lorillard's available cash. The Company incurred an additional charge to expense in the fourth quarter of 1998 of $150.0 million to cover Lorillard's fixed and determinable costs associated with the MSA, such as payments due in 1999 for the benefit of the national public education fund. As a result, the Company's fourth quarter pre-tax charge amounted to approximately $325.2 million. The Company anticipates that Lorillard's share of future annual industry payments related to cigarette sales would be charged to expense as the related sales occur and may be funded through price increases. On November 23, 1998, Lorillard increased the list price of all of its brands by $22.50 per thousand cigarettes ($0.45 per pack of 20 cigarettes).

  The Company believes that the implementation of the MSA will materially adversely affect its consolidated results of operations and cash flows in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the full price and discount segments, Lorillard's share of the domestic full price and discount segments, and the effect of any resulting cost advantage of manufacturers not subject to the MSA.

  Revenues and net income increased by $336.7 million, or 58.5%, and $101.9 million, respectively, for the three months ended March 31, 1999 as compared to the corresponding period of the prior year.

  The increase in revenues is primarily composed of an increase of approximately $257.8 million, or 45.6%, due to higher average unit prices and an increase in unit sales volume of approximately $77.6 million, or 13.7%, for the three months ended March 31, 1999, as compared to the prior year.

  Net income for the three months ended March 31, 1999 and 1998 includes a pre-tax charge of $226.4 and $142.4 million ($135.4 and $85.1 million after taxes), respectively, related to the settlement of tobacco litigation. Excluding this charge, net income would have increased by $152.2 million as a result of the improved revenues, partially offset by higher sales promotion expenses.

  Lorillard's unit sales volume increased by 9.5%, while Newport's unit sales volume decreased by 1.6%, for the quarter ended March 31, 1999, as compared to the corresponding period of the prior year. The increase in Lorillard's unit sales volume reflects higher unit sales of its Maverick and Old Gold brands in the discount market segment, and increased sales promotion activities for these brands.

  Newport's decline in unit sales volume reflects the effect of the November 1998 cigarette price increase of $0.45 per pack that followed the MSA. While Newport's unit sales volume has declined, its market share has increased to 7.32% at March 31, 1999, as compared to 7.05% at December 31, 1998. Overall industry unit sales volume is down by 10.4% year to date. Newport, a full price brand, accounted for 70.2% of Lorillard's unit sales. Discount brand sales have decreased from an average of 31.4% of industry sales during 1994 to an average of 26.2% during 1998. At March 31, 1999, they represented 25.8% of industry sales.

Loews Hotels
------------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues increased by $11.9 million, or 24.5%, and income before cumulative effect of changes in accounting principles increased by $0.1 million, or 6.7%, respectively, for the three months ended March 31, 1999, as compared to the corresponding period of the prior year.

  Revenues increased primarily due to the operations of the Loews Miami Beach Hotel which opened in December 1998. In addition, higher overall average room rates and occupancy rates contributed to the improved revenues. These increases were partially offset by the sale of the Loews Monte Carlo Hotel in November 1998 and a lower number of rooms available at the Regency Hotel due to the continuing major renovation program. The renovation program at the Regency will be completed in the second quarter of 1999.

  Net income includes a charge of $7.1 million to reflect the cumulative effect of a change in accounting principles with respect to preopening expenses. Excluding this charge, net income increased due to the higher revenues discussed above, offset by preopening costs incurred and expensed in 1999.

Diamond Offshore
----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 52% owned subsidiary of the Company.

  Revenues and net income decreased by $56.2 and $12.3 million, or 19.2% and 32.5%, respectively, for the three months ended March 31, 1999, as compared to the prior year.

  Revenues from semisubmersible rigs decreased by $20.8 million, or 7.1%, due to decreased utilization rates ($28.8 million) recognized by semisubmersible rigs located in the Gulf of Mexico, partially offset by higher dayrates. Revenues from jackup rigs decreased by $36.0 million, or 12.3%, due to a decline in dayrates, primarily in the Gulf of Mexico ($16.0 million) and decreased utilization rates ($14.6 million).

  Net income for the three months ended March 31, 1999 decreased due primarily to the lower overall utilization rates and lower dayrates for jackup rigs discussed above.

Bulova
------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Revenues and net income decreased by $2.1 and $0.1 million, or 6.5% and 4.3%, respectively, for the three months ended March 31, 1999 as compared to the prior year, due primarily to decreased watch unit prices and sales volume. Net income decreased due to higher advertising costs, partially offset by a higher gross margin reflecting an improved product sales mix.

Corporate
---------

  Corporate operations consist primarily of investment income, including investment gains (losses) from the Company's investment portfolio, as well as corporate interest expenses and other corporate overhead costs.
  The components of investment gains (losses) included in Corporate operations are as follows:


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1999        1998
                                                            ------------------
                                                               (In millions)

Revenues:
  Derivative instruments (1) ..........................     $(107.5)  $(378.9)
  Fixed maturities ....................................         (.4)     (8.4)
  Equity securities, including short positions (1) ....       (41.6)   (146.5)
  Short-term investments, primarily U.S. government
   securities .........................................         8.5        .1
                                                            ------------------
                                                             (141.0)   (533.7)
Income tax benefit ....................................        49.3     186.8
                                                            ------------------
     Net loss .........................................     $ (91.7)  $(346.9)
                                                            ==================

  (1) Includes losses on short sales, equity index futures and options aggregating $148.1 and $542.3 for the three months ended March 31, 1999 and 1998, respectively.

  Exclusive of securities transactions, revenues and net income decreased $16.9 and $7.9 million, respectively, for the three months ended March 31, 1999 due primarily to lower investment income.

Liquidity and Capital Resources:
-------------------------------

CNA Financial
-------------

  The statutory surplus of the property and casualty insurance subsidiaries was approximately $9.1 billion at March 31, 1999 and $7.6 billion at December 31, 1998. Statutory surplus increased by net income of $118.0 million and a change in net unrealized investment gains of $1.6 billion primarily related to Global Crossing and Canary Wharf. These increases were partially offset by a $112.0 million reduction in surplus, primarily dividends. The statutory surplus of the life insurance subsidiaries was approximately $1.1 billion at March 31, 1999 and December 31, 1998.

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

  For the three months ended March 31, 1999, CNA's operating cash flows were a positive $32.0 million, compared to negative cash flows of $240.6 million in 1998.

  Net cash flows from operations are primarily invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

  On April 15, 1999, CNA paid $100.0 million to retire its 8.25% Senior Notes on the maturity date.

  CNA and the insurance industry are exposed to liability for environmental pollution, primarily related to toxic waste site clean-up. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further discussion of environmental pollution exposures.

Lorillard
---------

  Lorillard and other cigarette manufacturers continue to be confronted with an increasing level of litigation and regulatory issues.

  The volume of lawsuits against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke has increased substantially since 1997. See Note 7 of the Notes to Consolidated Condensed Financial Statements. In a number of cases, the Company is named as a defendant. Tobacco litigation includes claims brought by individual plaintiffs and claims brought as class actions on behalf of large numbers of individuals for damages allegedly caused by smoking; and claims brought on behalf of governmental entities, private citizens, or other organizations seeking reimbursement of health care costs allegedly incurred as a result of smoking. In the foregoing actions, plaintiffs claim substantial compensatory and punitive damages in amounts ranging into the billions of dollars. In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard.

  In 1998, Lorillard, together with other tobacco product manufacturers, entered into the MSA described above. The terms of the MSA require significant payments to be made to the Settling States beginning in 1998 and continuing in perpetuity. See "Results of Operations," above, and Note 17 of the Notes to Consolidated Financial Statements to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding this settlement.

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

Loews Hotels
------------

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

Diamond Offshore
----------------

  Despite improvements in product prices and a recent agreement by major OPEC and non-OPEC producers to cut production and support world oil prices, dayrates and utilization have continued to decline, primarily in shallow water markets such as the Gulf of Mexico. Diamond Offshore has removed five additional jack-up rigs located in the Gulf of Mexico from service in the first quarter of 1999. The removal of these rigs from service is in addition to two low-end specification semisubmersible rigs and one jack-up rig located in the Gulf of Mexico which were cold stacked in 1998. In addition, due to the excess rig supply, several of Diamond Offshore's rigs are idle in the Gulf of Mexico and other markets. Diamond Offshore will continue to assess the need to cold stack additional rigs depending on market conditions. Many drilling contracts expire during 1999 and renewal rates could be significantly lower than those previously recognized. These trends in market conditions are expected to adversely affect Diamond Offshore's future results of operations, although the extent of such effect cannot be accurately predicted.

  Depressed conditions in the oil and gas industry have also increased the susceptibility of term contracts, previously committed at dayrates in excess of current market rates to be terminated or renegotiated by the customer. Most drilling contracts allow for termination if drilling operations are suspended for a period of time as a result of a breakdown of equipment or by giving notice in connection with payment of an early termination fee by the customer. Diamond Offshore continuously focuses on maintaining its rigs to contract specifications and its relationships with its customers in order to avoid exposure to termination of its term contracts.

  Increased rig construction and enhancement programs are also ongoing by Diamond Offshore's competitors. This increase in the supply of technologically advanced rigs capable of drilling in deep water has produced a marginal oversupply of such equipment in current market conditions and, in turn, adversely affected the utilization level and average operating dayrates available for Diamond Offshore's rigs, particularly its higher specification semisubmersible units.

  Diamond Offshore continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deep water and harsh environment operations. Funds required for these capital expenditures have been provided by internally generated funds.

  Historically, the offshore contract drilling industry has been highly competitive and cyclical, and Diamond Offshore cannot predict whether current conditions will continue.

Bulova
------

  Funds from operations continue to exceed operating requirements. Bulova's cash and cash equivalents, and investments amounted to $40.1 million at March 31, 1999, as compared to $25.7 million at December 31, 1998. Funds for other capital expenditures and working capital requirements are expected to be provided from operations.

Parent Company
--------------

  During the three months ended March 31, 1999, the Company purchased 2,267,400 shares of its outstanding Common Stock at an aggregate cost of approximately $183.6 million and purchased 302,400 shares of CNA Financial common stock at an aggregate cost of approximately $11.4 million. Depending on market conditions, the Company from time to time purchases additional shares in the open market or otherwise.

Investments:
-----------

  Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments. Equity securities, which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value which approximated carrying value at March 31, 1999 and December 31, 1998.

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

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex, nor do these instruments contain imbedded leverage features which would expose the Company to a higher degree of risk. See "Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" for additional information with respect to derivative instruments, including recognized gains and losses on these instruments. See also Note 4 of the Notes to Consolidated Financial Statements in the 1998 Annual Report on Form 10-K.

Insurance
---------

  A summary of CNA's general account investments, at carrying value, are as follows:


                                                                   Change in
                                                                   Unrealized
                                           March 31,  December 31,   Gains
                                              1999        1998      (Losses)
                                          ------------------------------------
                                                       (In millions)
Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies .    $ 8,777.0     $ 7,734.0  $  (139.0)
  Asset-backed securities .............      8,003.0       8,214.0      (48.0)
  Tax exempt securities ...............      5,899.0       6,321.0      (84.0)
  Taxable .............................      7,658.0       7,804.0     (121.0)
                                           -----------------------------------
       Total fixed income securities ..     30,337.0      30,073.0     (392.0)
Equity securities .....................      3,389.0       1,970.0    1,437.0
Short-term and other investments.......      5,989.0       5,134.0       22.0
                                           -----------------------------------
       Total ..........................    $39,715.0     $37,177.0  $ 1,067.0
                                           ===================================
Short-term and other investments:
  Commercial paper ....................    $ 1,536.0     $ 1,398.0
  Security repurchase collateral ......      1,349.0         132.0
  Escrow ..............................      1,009.0       1,011.0
  U.S. Treasuries .....................        113.0         506.0
  Money Market ........................        331.0         401.0
  Others ..............................        494.0         589.0
Other investments .....................      1,157.0       1,097.0
                                           -----------------------
       Total short-term and other
        investments ...................    $ 5,989.0     $ 5,134.0
                                           =======================

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

  CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk). CNA considers its derivatives as being held for purposes other than trading. Derivative securities, except for interest rate swaps associated with certain corporate borrowings, are recorded at fair value at the reporting date with changes in market value reflected in investment gains and losses. The interest rate swaps on corporate borrowings are accounted for on the accrual basis with the related income or expense recorded as an adjustment to interest expense; the changes in fair value are not recorded. CNA also uses derivatives to mitigate the risk associated with its indexed group annuity contract by purchasing S&P 500 futures contracts in a notional amount equal to the contract liability relating to the S&P 500 exposure.

  The general account portfolio consists primarily of high quality (BBB or higher) marketable fixed maturity securities, approximately 94.4% of which are rated as investment grade. At March 31, 1999, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 14.9% and 8.8%, respectively, of the general account's total investment portfolio compared to 17.0% and 10.5%, respectively, at December 31, 1998. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. Short-term investments at both March 31, 1999 and December 31, 1998 are substantially higher than historical levels in anticipation of Fibreboard-related claim payments. At March 31, 1999, the short-term investment portfolio consisted primarily of high-grade commercial paper.

  As of March 31, 1999, the market value of CNA's general account investments in fixed maturities was $30.3 billion with net unrealized investment gains of approximately $169.0 million. This compares to a market value of $30.1 billion and approximately $562.0 million of net unrealized investment gains at December 31, 1998. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at March 31, 1999 were $520.0 and $350.0 million, respectively, compared to $818.0 and $256.0 million, respectively, at December 31, 1998.

  Net unrealized investment gains on general account fixed maturities at March 31, 1999 include net unrealized investment losses on high yield securities of $104.0 million, compared to net unrealized investment losses of $101.0 million on such securities at December 31, 1998. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade (below BBB). CNA's investment in high yield securities in the general account decreased $295.0 million to approximately $1.7 billion at March 31, 1999, as compared to December 31, 1998.

  The Company's largest equity holding (held by CNA) in a single issuer is Global Crossing, Ltd. ("Global Crossing") common stock. As of March 31, 1999, the Company owned 40,075,170 shares (after a 2-for-1 split effective on March 10, 1999), or 9.7% of the outstanding common stock which was valued at $1,854.0 million. Net unrealized gains associated with this security approximated $1,791.0 million at March 31, 1999. Without registration or an exemption from registration, sales to the public of the Company's holdings of Global Crossing are governed by Rule 144 of the Securities Act of 1933 (the "Act") and may not commence until August 13, 1999. The Company has the right after August 13, 1999 to require Global Crossing to register under the Act up to 25% of the Company's holdings prior to December 31, 1999.

  On March 25, 1999, Canary Wharf Group P.L.C. ("CWG") shares were sold in an initial public offering at a price of 3.30 British Pounds per share and listed on the London Stock Exchange. CNA received approximately 100 million shares of CWG stock and approximately $144.0 million in cash. At March 31, 1999, CNA had an approximate 15% ownership interest in CWG accounted for as an available for sale security, with a carrying value of approximately $539.0 million. The original investors, including CNA, have entered into an agreement with the underwriters, under which they may not sell their shares of CWG prior to September 30, 1999.

  At March 31, 1999, total Separate Account cash and investments amounted to approximately $4.9 billion with taxable fixed maturity securities representing approximately 77.5% of the Separate Accounts' portfolios. Approximately 61.1% of Separate Account investments are used to fund guaranteed investment contracts for which CNA's life insurance affiliate guarantees principal and a specified rate of return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment contract portfolio is generally matched with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment contract portfolio was $2.9 billion at March 31, 1999 and $3.2 billion at December 31, 1998. At March 31, 1999, net unrealized gains were approximately $20.0 million compared with a net unrealized gain of approximately $64.0 million at December 31, 1998. The gross unrealized investment gains and losses for the guaranteed investment contract fixed maturity securities portfolio at March 31, 1999 were $49.0 and $29.0 million, respectively, as compared to an unrealized gain of $84.0 million and an unrealized loss of $20.0 million at December 31, 1998.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. Carrying values of high yield securities in the guaranteed investment contract portfolio were $159.0 and $269.0 million at March 31, 1999 and December 31, 1998, respectively. Net unrealized investment losses on high yield securities held in such Separate Accounts were $28.0 million at March 31, 1999, compared to $11.0 million at December 31, 1998.

  At March 31, 1999, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 3.2% of its total assets, compared to 4.0% at December 31, 1998.

  Included in CNA's fixed maturity securities at March 31, 1999 (general and guaranteed investment portfolios) are $9.9 billion of asset-backed securities, consisting of approximately 53.6% in collateralized mortgage obligations ("CMO's"), 15.2% in corporate asset-backed obligations, 13.3% in corporate mortgage backed security pass-through obligations, and 17.9% in U.S. government agency issued pass-through certificates. The majority of CMO's held are corporate mortgaged backed securities, which are actively traded in liquid markets and are priced by broker-dealers. At March 31, 1999, the net unrealized gain related to asset-backed securities was approximately $96.0 million compared with $163.0 million at December 31, 1998. CNA limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

  At March 31, 1999, 35.2% of the general account's fixed maturity securities portfolio was invested in U.S. government securities, 35.1% in other AAA rated securities and 15.9% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 3.9% U.S. government securities, 63.1% in other AAA rated securities and 15.9% in AA and A rated securities. These ratings are primarily from Standard and Poor's.

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

  Based upon its current assessment, the Company estimates that the total cost to replace and upgrade its systems to accommodate Year 2000 processing is expected to be approximately $80.0 million. As of March 31, 1999, approximately $65.0 million has been spent. However, prior to 1997, the Company did not specifically separate technology charges for Year 2000 from other information technology charges. In addition, while some hardware charges are included in the budget figures, the Company's hardware costs are typically included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent and to be spent have been or will be financed from current operating funds.

  The Company believes that it will be able to resolve the Year 2000 issue in a timely manner. As of December 31, 1998, the Company has certified internally over 95% of its internal applications and systems as being ready for the year 2000. For an internal system to be certified Year 2000 ready by the Company, it had to be tested and accepted as capable of receiving, processing and providing dates and date-related data from, into and between the years 1999 and 2000, and beyond, including leap year calculations.

  Due to the interdependent nature of computer systems, there may be an adverse impact on the Company if banks, independent agents, vendors, insurance agents, third party administrators, various governmental agencies and other business partners fail to successfully address the Year 2000 issue. CNA has sent Year 2000 information packages to more than 12,000 independent agents to encourage them to become Year 2000 ready on a timely basis. CNA also sent Year 2000 information to almost 300,000 business policyholders to increase their awareness of the Year 2000 issue. Similar information packages have been sent to health care providers, lawyers and others with whom CNA has business relationships. Because of the interdependent nature of the issue, the Company cannot be sure that there will not be a disruption to its business. To mitigate this impact, the Company is communicating with these various entities to coordinate Year 2000 conversion.

  As business conditions change, CNA may respond by revising previous Year 2000 strategies or solutions affecting specific systems. In limited cases, a system that was to have been replaced, may instead be renovated to become Year 2000 ready prior to January 1, 2000. The Company believes that these changes will not have a material impact.

  In addition, certain of CNA's non-insurance affiliates are not yet Year 2000 ready, but they are expected to be ready on a timely basis. In the event that they are not, it is unclear at this time whether the impact on CNA would be material. To mitigate this impact, CNA is communicating with these non-insurance affiliates to coordinate Year 2000 conversion.

  The Company also has developed business resumption plans to ensure that the Company is able to continue critical processes through other means in the event that it becomes necessary to do so. Formal strategies have been developed within each business unit and support organization to include appropriate recovery processes and use of alternative vendors. More than 200 strategies have been developed to address all the recovery plans for approximately 400 processes. These plans are being updated quarterly.

  In addition, property and casualty insurance subsidiaries may have an underwriting exposure related to the Year 2000 issue. There can be no assurances that policyholders will not suffer losses resulting from Year 2000 issues and seek indemnification under insurance policies underwritten by CNA underwriting companies. Coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the policy. The range of potential insurance exposure created by the Year 2000 problem is sufficiently broad that it is impossible to estimate with any degree of accuracy the extent to which various types of policies issued by CNA may afford coverage for loss or claims. At this time, in the absence of any meaningful claims experience, CNA is unable to forecast the nature and range of the losses, the availability of coverage for the losses, or the likelihood of significant claims. As a result, CNA is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material to it.

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

  In October 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The guidance excludes long-duration life and health insurance contracts from its scope. This statement is effective for financial statements in the year 2000, with early adoption encouraged. The Company is currently evaluating the effects of this Statement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  The Company is a large diversified financial services company. As such, it has significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the income statement. Market risk exposure is presented for each class of financial instrument held by the Company at March 31, 1999 and December 31, 1998, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:


                                  Fair Value
Category of risk exposure:     Asset (Liability)             Market Risk
------------------------------------------------------------------------------
                            March 31,  December 31,   March 31,   December 31,
                               1999        1998          1999            1998
------------------------------------------------------------------------------
(In millions)

Equity markets (1):
 Equity securities           $ 181.1     $ 198.1       $  45.3        $  49.8
 Options purchased             291.1       212.5        (266.7)        (173.1)
 Options written               (45.3)      (39.7)         24.8            9.2
 Futures-long                                             38.0           46.6
 Futures-short                                            (1.3)         (60.3)
 Short sales                  (618.1)     (657.7)       (154.5)        (164.4)
Short sales of U.S.
 government securities (2)       (.8)     (125.3)        (16.2)        (135.6)
Commodities:
 Energy purchase
  obligations (3)               (9.9)      (16.9)         (6.8)          (5.4)
 Gold (4):
  Options purchased             19.5        17.5         (19.5)         (17.5)
  Options written               (4.3)       (3.7)          4.3            3.7
 Other (5)                       (.5)                      (.9)           (.5)
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

Other than trading portfolio:


                                  Fair Value
Category of risk exposure:     Asset (Liability)              Market Risk
------------------------------------------------------------------------------
                             March 31,  December 31,   March 31,  December 31,
                               1999        1998          1999            1998
------------------------------------------------------------------------------
(In millions)

Equity market (1):
 Equity securities:
  CNA Financial general
   accounts (a)              $3,388.7    $ 1,970.1       $  (848.0) $  (493.0)
  CNA Financial separate
   accounts                     254.0        297.0           (63.0)     (74.0)
 Equity index futures,
  separate accounts (b)                                     (239.0)    (229.0)
Interest rate (2):
 Fixed maturities (a)        31,926.4     31,409.4        (1,608.0)  (1,574.0)
 Short-term investments (a)   7,774.1      7,792.1            (5.0)     (21.0)
 Interest rate swaps             (2.0)       (20.0)            8.0        9.0
 Other derivative securities     21.0          6.0             6.0       10.0
 Separate Accounts (a):
  Fixed maturities            3,829.0      4,155.0          (158.0)    (176.0)
  Short-term investments        508.0        473.0
 Long-term debt              (5,940.3)    (5,791.9)
------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a) Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(255.0) and $(441.0) at March 31, 1999 and December 31, 1998, respectively.
(b) This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices that affect the value of equity securities or instruments that derive their value from such securities or indexes.

  Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at March 31, 1999 and December 31, 1998, with all other variables held constant.

  Interest Rate Risk - The Company has exposure to interest rate risk, arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. The Company monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates. The evaluation is made using an instantaneous change in interest rates of varying magnitude on a static balance sheet to determine the effect such a change in rates would have on the Company's market value at risk and the resulting effect on shareholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices which the Company believes are reasonably possible over a one-year period.

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on March 31, 1999 and December 31, 1998 due to instantaneous parallel changes in the yield curve at the end of the period. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

  The Company's debt, including certain related interest rate swap agreements, as of March 31, 1999 and December 31, 1998 are denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $360.1 and $331.0 million at March 31, 1999 and December 31, 1998, respectively. A 100 basis point decrease would result in an increase in market value of $402.6 and $429.4 million at March 31, 1999 and December 31, 1998, respectively.

  The sensitivity analysis assumes an instantaneous shift in market rates increasing 100 basis points from their levels at March 31, 1999 and December 31, 1998, with all other variables held constant.

  Foreign Exchange Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Marks, Chilean Pesos, Argentinean Pesos and Japanese Yen. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at March 31, 1999 and December 31, 1998, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in oil energy purchase obligations, gold options and other investments. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% for oil and gold, and 10% in the value of other underlying commodities.

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

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

 (a) Exhibits--

     (27.1) Financial Data Schedule for the three months ended March 31,
             1999.

 (b) Current reports on Form 8-K--There were no reports on Form 8-K filed for the three months ended March 31, 1999.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: May 17, 1999                              By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)