Form 10-Q
period 1999-06-30
LOEWS CORP
filed 1999-08-16
CIK 60086

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission file number 1-6541
                       ------

                                LOEWS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-2646102
-------------------------------                              -----------------
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

                      Yes     X               No
                          ---------              ---------

        Class                                    Outstanding at August 6, 1999
--------------------------                       -----------------------------
Common stock, $1 par value                            107,570,800 shares

==============================================================================

                                     Page 1
                                      INDEX


Part I. Financial Information                                         Page No.
                                                                      --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      June 30, 1999 and December 31, 1998 .........................         3

    Consolidated Condensed Statements of Income--
      Three and six months ended June 30, 1999 and 1998 ...........         4

    Consolidated Condensed Statements of Cash Flows--
      Six months ended June 30, 1999 and 1998 .....................         5

    Notes to Consolidated Condensed Financial Statements ..........         6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations ............................        25

  Item 3. Quantitative and Qualitative Disclosures about Market
   Risk ...........................................................        40

Part II. Other Information

  Item 1. Legal Proceedings .......................................        45

  Item 4. Submission of Matters to a Vote of Security Holders .....        56

  Item 6. Exhibits and Reports on Form 8-K ........................        57

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
------------------------------------------------------------------------------
(Amounts in millions of dollars)                 June 30,         December 31,
                                                   1999               1998
                                                ------------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of
   $30,301.0 and $30,850.3 ...................  $29,962.6            $31,409.4
  Equity securities, cost of $1,726.0 and
   $1,624.7 ..................................    3,717.5              2,380.7
  Other investments ..........................    1,213.2              1,123.0
  Short-term investments .....................   10,996.3              7,792.1
                                                ------------------------------
     Total investments .......................   45,889.6             42,705.2
Cash .........................................      294.9                287.4
Receivables-net ..............................   13,354.5             13,452.4
Property, plant and equipment-net ............    2,991.8              2,848.3
Deferred income taxes ........................      808.5                872.6
Goodwill and other intangible assets-net .....      462.6                489.4
Other assets .................................    2,354.8              2,626.1
Deferred policy acquisition costs of insurance
 subsidiaries ................................    2,583.4              2,422.2
Separate Account business ....................    5,009.7              5,202.8
                                                ------------------------------
     Total assets ............................  $73,749.8            $70,906.4
                                                ==============================

Liabilities and Shareholders' Equity:

Insurance reserves and claims ................  $40,386.9            $40,438.5
Payable for securities purchased .............    1,776.4              1,160.8
Securities sold under repurchase agreements ..    2,883.1                579.5
Long-term debt, less unamortized discount ....    5,842.8              5,966.7
Other liabilities ............................    4,993.3              4,879.6
Separate Account business ....................    5,009.7              5,202.8
                                                ------------------------------
     Total liabilities .......................   60,892.2             58,227.9
Minority interest ............................    2,530.6              2,477.3
Shareholders' equity .........................   10,327.0             10,201.2
                                                ------------------------------
     Total liabilities and shareholders'
      equity .................................  $73,749.8            $70,906.4
                                                ==============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
------------------------------------------------------------------------------------------------
(In millions, except per share data)             Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                1999           1998         1999         1998
                                              --------------------------------------------------
Revenues:
  Insurance premiums .....................    $3,504.9       $3,476.3     $ 6,942.9   $ 6,906.3
  Investment income, net of expenses .....       573.8          622.0       1,138.2     1,252.6
  Investment gains (losses) ..............        58.1           22.6         139.0      (331.9)
  Manufactured products (including excise
   taxes of $132.0, $127.7, $251.1 and
   $236.7) ...............................     1,030.6          724.3       1,960.6     1,321.0
  Other ..................................       481.2          583.5         972.8     1,102.1
                                              --------------------------------------------------
     Total ...............................     5,648.6        5,428.7      11,153.5    10,250.1
                                              --------------------------------------------------
Expenses:
  Insurance claims and policyholders'
   benefits ..............................     3,013.5        2,981.9       5,922.9     5,862.2
  Amortization of deferred policy
   acquisition costs .....................       531.5          604.5       1,108.1     1,094.8
  Cost of manufactured products sold .....       274.1          262.0         526.1       496.6
  Other operating expenses ...............     1,017.2          918.1       2,083.2     1,925.5
  Tobacco litigation settlements .........       258.1           45.1         484.5       187.5
  Interest ...............................        81.9           99.2         195.6       193.0
                                              --------------------------------------------------
     Total ...............................     5,176.3        4,910.8      10,320.4     9,759.6
                                              --------------------------------------------------
                                                 472.3          517.9         833.1       490.5
                                              --------------------------------------------------
  Income tax expense .....................       160.2          168.8         259.7       147.1
  Minority interest ......................        57.8          101.9         115.8       179.9
                                              --------------------------------------------------
     Total ...............................       218.0          270.7         375.5       327.0
                                              --------------------------------------------------
Income before cumulative effect of changes
 in accounting principles ................       254.3          247.2         457.6       163.5

Cumulative effect of changes in accounting
 principles-net ..........................                                   (157.9)
                                              --------------------------------------------------
Net income ...............................    $  254.3       $  247.2     $   299.7   $   163.5
                                              ==================================================
Net income per share:
 Income before cumulative effect of
  changes in accounting principles .......    $   2.33       $   2.15     $    4.14   $    1.42
 Cumulative effect of changes in
  accounting principles-net ..............                                    (1.43)
                                              --------------------------------------------------
Net income ...............................    $   2.33       $   2.15     $    2.71   $    1.42
                                              ==================================================
Cash dividends per share .................    $    .25       $    .25     $     .50   $     .50
                                              ==================================================

Weighted average number of shares
 outstanding .............................       109.2          115.0         110.5       115.0
                                              ==================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
------------------------------------------------------------------------------
(Amounts in millions)                               Six Months Ended June 30,
                                                      1999            1998
                                                  ----------------------------
Operating Activities:
  Net income .................................    $    299.7       $    163.5
  Adjustments to reconcile net income
  to net cash used by operating activities-net         113.2            610.8
  Cumulative effect of changes in accounting
   principles ................................         157.9
  Changes in assets and liabilities-net:
    Reinsurance receivable ...................         430.9           (306.9)
    Other receivables ........................          33.4         (1,438.0)
    Deferred policy acquisition costs ........        (161.2)          (237.7)
    Insurance reserves and claims ............         (47.7)         1,133.3
    Other liabilities ........................         (97.8)           116.6
    Trading securities .......................         379.7           (822.5)
    Other-net ................................         189.2            111.2
                                                  ---------------------------
                                                     1,297.3           (669.7)
                                                  ---------------------------
Investing Activities:
  Purchases of fixed maturities ..............     (32,301.8)       (26,622.9)
  Proceeds from sales of fixed maturities ....      31,008.5         25,623.2
  Proceeds from maturities of fixed maturities       1,639.4          1,042.8
  Change in securities sold under repurchase
   agreements ................................       2,303.7            150.0
  Purchases of equity securities .............        (375.5)          (457.5)
  Proceeds from sales of equity securities ...         723.2            342.8
  Change in short-term investments ...........      (3,478.0)           896.6
  Purchases of property, plant and equipment .        (339.7)          (211.8)
  Purchases of subsidiary common stock .......         (39.4)
  Change in other investments ................          74.4           (259.4)
                                                  ---------------------------
                                                      (785.2)           503.8
                                                  ---------------------------
Financing Activities:
  Dividends paid to shareholders .............         (55.3)           (57.5)
  Dividends paid to minority interest ........         (19.3)           (20.3)
  Purchases of treasury shares ...............        (308.6)
  Issuance of long-term debt .................         195.3          1,005.1
  Principal payments on long-term debt .......        (318.6)        (1,063.3)
  Other ......................................           1.9             (9.6)
                                                  ---------------------------
                                                      (504.6)          (145.6)
                                                  ---------------------------
Net change in cash ...........................           7.5           (311.5)
Cash, beginning of period ....................         287.4            497.8
                                                  ---------------------------
Cash, end of period ..........................    $    294.9       $    186.3
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

    The cumulative effect of these accounting changes resulted in a charge as follows:


  Accounting by Insurance and Other Enterprises for Insurance-Related
     Assessments (net of income taxes and minority interest of $95.4
     and $26.5) ..................................................................        $150.8
  Costs of Start-Up Activities (net of income taxes of $3.8) ...................           7.1
                                                                                          ------
                                                                                          $157.9
                                                                                          ======

  Comprehensive income

    Comprehensive income includes all changes to shareholders' equity, including net income (loss), except those resulting from investments by owners and distributions to owners. For the three and six months ended June 30, 1999 and 1998, comprehensive income (loss) totaled $(124.8), $302.3, $511.4 and $195.4, respectively. Comprehensive income (loss) includes net income (loss), unrealized appreciation (depreciation) and foreign currency translation gains or losses.

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

2.  Reinsurance:

    CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with CNA's retained amount varying by type of coverage. Generally, reinsurance coverage for property risks is on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk.

    The ceding of insurance does not discharge the primary liability of the original insurer. CNA places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in CNA's states of domicile, CNA receives collateral, primarily in the form of bank letters of credit, to secure these recoverables.

    The effects of reinsurance on earned premiums, are as follows:

                                                                                             %
                                             Direct     Assumed     Ceded        Net     Assumed
                                           -----------------------------------------------------

                                                       Six Months Ended June 30, 1999
                                                       ------------------------------

    Property and casualty .............     $4,534.0    $  835.0   $  648.0   $4,721.0    17.7%
    Accident and health ...............      1,921.0        83.0      204.0    1,800.0     4.6
    Life ..............................        534.0        87.0      199.0      422.0    20.6
                                            ---------------------------------------------------
       Total ..........................     $6,989.0    $1,005.0   $1,051.0   $6,943.0    14.5%
                                            ===================================================

                                                       Six Months Ended June 30, 1998
                                                       ------------------------------

    Property and casualty .............     $3,938.0    $  976.0   $  262.0   $4,652.0    21.0%
    Accident and health ...............      1,811.0       107.0      144.0    1,774.0     6.0
    Life ..............................        526.0        72.0      118.0      480.0    15.0
                                            ---------------------------------------------------
       Total ..........................     $6,275.0    $1,155.0   $  524.0   $6,906.0    16.7%
                                            ===================================================

    In the table above, life premiums are principally from long duration contracts, property and casualty earned premiums are from short duration contracts and approximately 75% of accident and health earned premiums are from short duration contracts.

    Insurance claims and policyholders' benefit expenses are net of reinsurance recoveries of $511.0 and $501.0 for the six months ended June 30, 1999 and 1998, respectively.

3.  Receivables:

    The Company's receivables are comprised of the following:

                                                    June 30,      December 31,
                                                     1999            1998
                                                  ---------------------------

  Reinsurance .................................   $ 5,934.6         $ 6,364.8
  Other insurance .............................     6,283.1           6,092.8
  Security sales ..............................       651.5             276.4
  Accrued investment income ...................       407.1             409.8
  Other .......................................       419.1             652.4
                                                  ---------------------------
         Total ................................    13,695.4          13,796.2
  Less allowance for doubtful accounts and
   cash discounts .............................       340.9             343.8
                                                   ---------------------------
         Receivables-net ......................   $13,354.5         $13,452.4
                                                  ===========================

4.  Shareholders' equity:

                                                    June 30,      December 31,
                                                      1999            1998
                                                   ---------------------------

   Preferred stock, $.10 par value,
     Authorized--100,000,000 shares
   Common stock, $1 par value:
     Authorized--400,000,000 shares
     Issued--112,582,300 shares ................   $   112.6         $   112.6
   Additional paid-in capital ..................       162.3             162.3
   Earnings retained in the business ...........     9,277.9           9,033.5
   Accumulated other comprehensive income ......     1,104.5             892.8
                                                   ---------------------------
          Total ................................    10,657.3          10,201.2
   Less common stock (4,215,400 shares) held in
    treasury, at cost ..........................       330.3
                                                   ---------------------------
   Total shareholders' equity ..................   $10,327.0         $10,201.2
                                                   ===========================

5.  Restructuring and Other Related Charges:

    As part of CNA's restructuring plan that was initiated in August 1998, restructuring related charges of $54.0 were recorded in the first half of 1999. These charges did not qualify for accrual under generally accepted accounting principles at the end of the third quarter of 1998 and, therefore, have been expensed as incurred. The charges included the following:

    In the first six months of 1999, restructuring related charges for CNA's property and casualty Agency Market Operations totaled approximately $37.0. The charges included employee severance and outplacement costs of $15.0 related to the planned net reduction in the workforce. The Agency Market Operations charges also included consulting costs of $5.0 and parallel processing charges of $4.0. Other charges, including relocation and facility charges, totaled approximately $13.0.

    In the first six months of 1999, restructuring related charges for CNA's property and casualty Risk Management business totaled approximately $8.0. The charges included parallel processing costs of approximately $3.0, employee severance and outplacement costs of approximately $2.0 and other charges, including consulting and facility charges, totaling approximately $3.0.

    In the first six months of 1999, restructuring related charges for Group Operations totaled approximately $5.0. These charges relate to employee severance and other charges.

    For the other segments of CNA, restructuring related charges totaled approximately $5.0 for the first six months of 1999. These charges were primarily for employee termination related costs.

    The following table sets forth the major categories of restructuring related charges and the activity in the accrual for such costs during 1999.


                                              Employee
                                         Termination            Lease         Business
                                        and Related        Termination        Exit
                                       Benefit Costs          Costs           Costs    Total
                                      --------------------------------------------------------

  Accrued costs at December 31, 1998       $ 37.0             $42.0          $32.0     $111.0
       Less payments charged against
   liability . . . . . . . . . . . .        (18.0)             (6.0)          (3.0)     (27.0)
                                       -------------------------------------------------------
  Accrued costs at June 30, 1999 . .       $ 19.0             $36.0          $29.0     $ 84.0
                                       =======================================================

6.  Sale of Personal Lines Business:

    On June 9, 1999, CNA announced that it was selling its personal lines business to Allstate, via reinsurance agreements. The transaction is anticipated to close by the end of 1999. Under the terms of the agreement, Allstate will acquire the operations of CNA's personal lines business including the reserves and the renewal rights to new business. CNA will receive from Allstate cash of approximately $140.0 at the time of closing as well as a royalty fee tied to new and renewal premiums written through the newly created distribution channel. Allstate will continue to sell CNA personal lines products through the 3,800 independent agents who are licensed to sell CNA products. CNA's personal lines business had 1998 earned premiums of $1,700.0. The personal lines' surplus will remain with CNA. The Company believes there will be no material effect on its operating earnings in 1999 and 2000 as a result of this transaction.

7.  Business Segments:

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

    The following tables set forth the Company's consolidated revenues and income by business segment:


                                                   Three Months Ended        Six Months Ended
                                                        June 30,                  June 30,
                                                  ----------------------------------------------
                                                    1999        1998          1999       1998
                                                  ----------------------------------------------

Revenues (a):
 CNA Financial:
   Property and casualty ....................     $3,002.4    $2,984.4     $ 5,964.3  $ 5,856.6
   Life .....................................        313.5       433.9         695.3      871.8
   Group ....................................        984.2       953.1       1,904.1    1,906.7
   Other Insurance ..........................         84.5        82.0         192.2      172.2
                                                  ----------------------------------------------
  Total CNA Financial .......................      4,384.6     4,453.4       8,755.9    8,807.3
 Lorillard ..................................      1,017.5       709.6       1,929.9    1,285.3
 Loews Hotels ...............................         68.2        64.9         128.6      113.4
 Diamond Offshore ...........................        224.1       331.3         460.5      623.9
 Bulova .....................................         30.8        28.5          61.0       60.8
 Corporate ..................................        (76.6)     (159.0)       (182.4)    (640.6)
                                                  ----------------------------------------------
  Total .....................................     $5,648.6    $5,428.7     $11,153.5  $10,250.1
                                                  ==============================================

Income before taxes, minority interest and
 cumulative effect of changes in accounting
 principles:
 CNA Financial:
   Property and casualty ....................     $  253.8    $  240.4     $   487.5  $   500.8
   Life .....................................          1.2        96.3          74.5      198.0
   Group ....................................         22.7          .2          36.5       23.0
   Other Insurance ..........................        (58.6)      (40.6)       (166.0)     (94.0)
                                                  ----------------------------------------------
  Total CNA Financial .......................        219.1       296.3         432.5      627.8
 Lorillard ..................................        276.9       231.0         484.6      267.6
 Loews Hotels ...............................          9.2        16.6          11.4       20.0
 Diamond Offshore ...........................         81.9       172.5         161.6      297.1
 Bulova .....................................          3.9         3.6           8.1        8.0
 Corporate ..................................       (118.7)     (202.1)       (265.1)    (730.0)
                                                  ----------------------------------------------
  Total .....................................     $  472.3    $  517.9     $   833.1  $   490.5
                                                  ==============================================

Net income (a):
 CNA Financial:
   Property and casualty ....................     $  151.0    $  140.7     $   292.2  $   300.6
   Life .....................................          1.0        53.2          41.9      108.7
   Group ....................................         13.9         1.3          22.6       14.9
   Other Insurance ..........................        (34.3)      (19.1)        (79.5)     (52.6)
                                                  ----------------------------------------------
  Total CNA Financial .......................        131.6       176.1         277.2      371.6
 Lorillard ..................................        165.7       138.6         289.7      160.7
 Loews Hotels ...............................          5.9        10.0           7.3       11.5
 Diamond Offshore ...........................         26.1        52.2          51.6       90.0
 Bulova .....................................          2.3         1.8           4.5        4.1
 Corporate ..................................        (77.3)     (131.5)       (172.7)    (474.4)
                                                  ----------------------------------------------
                                                     254.3       247.2         457.6      163.5
 Cumulative effect of changes in accounting
  principles ................................                                 (157.9)
                                                  ----------------------------------------------
  Total .....................................     $  254.3    $  247.2     $   299.7  $   163.5
                                                  ==============================================


(a) Investment gains (losses) included in Revenues and Net income are as follows:


                                                   Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                  ----------------------------------------------
                                                    1999        1998          1999       1998
                                                  ----------------------------------------------


Revenues:
 CNA Financial:
   Property and casualty ......................   $ 171.2     $  156.0      $ 354.4    $  264.0
   Life .......................................     (46.3)        51.5        (28.6)      107.0
   Group ......................................       (.5)        13.7         10.8        24.3
   Other Insurance ............................      43.0          7.9         52.7        13.0
                                                  ----------------------------------------------
  Total CNA Financial .........................     167.4        229.1        389.3       408.3
 Corporate ....................................    (109.3)      (206.5)      (250.3)     (740.2)
                                                  ----------------------------------------------
  Total .......................................   $  58.1     $   22.6      $ 139.0    $ (331.9)
                                                  ==============================================

Net income:
 CNA Financial:
   Property and casualty ......................   $  95.1     $   85.5      $ 196.4    $  144.7
   Life .......................................     (25.4)        24.9        (15.6)       56.1
   Group ......................................       (.2)         7.5          6.0        13.3
   Other Insurance ............................      24.1          5.0         29.2         7.0
                                                  ----------------------------------------------
  Total CNA Financial .........................      93.6        122.9        216.0       221.1
 Corporate ....................................     (71.0)      (134.2)      (162.7)     (481.1)
                                                  ----------------------------------------------
  Total .......................................   $  22.6     $  (11.3)     $  53.3    $ (260.0)
                                                  ==============================================

8.  Legal Proceedings and Contingent Liabilities:

  INSURANCE RELATED

  Fibreboard Litigation
  ---------------------

    CNA's primary property and casualty subsidiary, Continental Casualty Company ("Casualty"), has been party to litigation with Fibreboard Corporation ("Fibreboard") involving coverage for certain asbestos-related claims and defense costs (San Francisco Superior Court, Judicial Council Coordination Proceeding 1072). As described below, in 1993, Casualty, Fibreboard, another insurer (Pacific Indemnity, a subsidiary of the Chubb Corporation), and a negotiating committee of asbestos claimant attorneys (collectively referred to as "Settling Parties") reached an agreement (the "Global Settlement Agreement") to resolve all future asbestos-related bodily injury claims involving Fibreboard. The Global Settlement Agreement by its terms required court approval.

    Casualty, Fibreboard and Pacific Indemnity also reached an agreement (the "Trilateral Agreement"), on a settlement to resolve the coverage litigation in the event the Global Settlement Agreement did not obtain final court approval.

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

    On June 23, 1999, the Supreme Court reversed the Fifth Circuit decision approving the Global Settlement Agreement by a 7 to 2 vote. While the decision itself does not constitute final disapproval of the Global Settlement Agreement, the Settling Parties anticipate such a final order will be issued in 1999.

    Upon final disapproval of the Global Settlement Agreement, the Trilateral Agreement becomes fully effective.

    Settlement Agreements - On April 9, 1993, Casualty and Fibreboard entered into an agreement pursuant to which, among other things, the parties agreed to use their best efforts to negotiate and finalize a global class action settlement with asbestos-related bodily injury and death claimants.

    On October 12, 1993, Casualty, Pacific Indemnity and Fibreboard entered into the Trilateral Agreement to settle the coverage litigation to operate in the event that the Global Settlement Agreement was disapproved. The Trilateral Agreement calls for payment by Casualty and Pacific Indemnity of an aggregate $2,000.0, of which Casualty's portion is approximately $1,460.0, to Fibreboard to resolve all claims by Fibreboard and all future and certain present asbestos claims arising under the policy issued to Fibreboard by Casualty.

    Under the Trilateral Agreement, Casualty is also obligated to pay prior settlements of present asbestos claims. As a result of the final approval of the Trilateral Agreement, such obligation has become final.

    Through June 30, 1999, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 133,000 claims, for an estimated settlement amount of approximately $1,630.0 plus any applicable interest. Final court approval of the Trilateral Agreement obligated Casualty to pay under these settlements. Approximately $1,700.0 (including interest of $185.0) was paid through June 30, 1999. Casualty has recovered approximately $700.0 of these payments from Pacific Indemnity. In addition, approximately $300.0 of these settlements will be deducted from the $2,000.0 payable to Fibreboard.

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

    On November 23, 1998, the major United States cigarette manufacturers and the attorneys general for 46 states and six other governmental entities reached an agreement regarding resolution of their health care cost reimbursement claims that sought to recover medical expenses allegedly incurred by the states as a result of tobacco related illnesses (four other states had previously settled). The manufacturers have agreed to make annual payments, subject to certain adjustments, totaling approximately $206,000.0 through 2025. In exchange, the states and other governmental entities have agreed to release their claims against the manufacturers and have further agreed to release any claims that they may have against distributors, retailers, component part manufacturers and the manufacturers' insurers. None of these latter entities are parties to the settlement agreement. As part of the settlement, the State of Louisiana dismissed with prejudice the Ieyoub Litigation, thereby resolving CNA's exposure in that case. However, the November 1998 settlement did not preclude the manufacturers or other entities named as defendants in the various reimbursement lawsuits from seeking coverage under insurance policies that may have been issued to them. At this juncture, management is unable to make a meaningful estimate of the amount or range of any loss that could result from any claim that the manufacturers may assert in the future.

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

    Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form, which included an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether clean-up costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

    A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress in 1998 and it is unclear as to what positions the Congress or the Administration will take in 1999 and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of regulation that would result.

    Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, CNA's ultimate liability for environmental pollution claims may vary substantially from the amount currently recorded.

    As of June 30, 1999 and December 31, 1998, CNA carried approximately $661.0 and $787.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims.

    CNA's property/casualty insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of June 30, 1999 and December 31, 1998, CNA carried approximately $1,504.0 and $1,456.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims including those related to Fibreboard. Unfavorable asbestos claim reserve development for the six months ended June 30, 1999 and 1998 totaled $129.0 and $29.0, respectively.

    The following table provides additional data related to CNA's environmental pollution, other mass tort and asbestos-related claims activity.

                                               June 30, 1999              December 31, 1998
                                          ------------------------------------------------------
                                        Environmental               Environmental
                                            Pollution                   Pollution
                                          and Other Mass              and Other Mass
                                              Tort       Asbestos         Tort        Asbestos
                                          ------------------------------------------------------
  Reported Claims:
    Gross reserves ...................      $309.0     $1,532.0          $ 291.0     $1,305.0
    Less reinsurance recoverable .....       (39.0)      (303.0)           (41.0)       (91.0)
                                        ------------------------------------------------------
    Net reported claims ..............       270.0      1,229.0            250.0      1,214.0
  Net unreported claims ..............       391.0        275.0            537.0        242.0
                                        ------------------------------------------------------
  Net reserves .......................      $661.0     $1,504.0          $ 787.0     $1,456.0
                                        ======================================================

    The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.

  NON-INSURANCE

  Tobacco Litigation -- Since 1995, lawsuits have been filed with increasing frequency against Lorillard and other manufacturers of tobacco products. Since January 1, 1998, approximately 500 product liability cases have been filed and served in United States courts against U.S. cigarette manufacturers. Lorillard has been named as a defendant in approximately 285 of these actions. Cases also have been filed with greater frequency against the Company. A total of approximately 800 product liability cases are pending against U.S. cigarette manufacturers; of these, Lorillard is a defendant in approximately 360.

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

    Tobacco litigation includes various types of claims. Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke ("Conventional Product Liability Cases"). Approximately 220 such actions are pending against Lorillard. In other cases, plaintiffs have brought claims as class actions on behalf of large numbers of individuals for damages allegedly caused by smoking ("Class Actions"). Approximately 50 such cases are pending against Lorillard. In some cases, plaintiffs are governmental entities or others, such as labor unions, private companies, Indian Tribes, or private citizens suing on behalf of taxpayers, who seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages ("Reimbursement Cases").

  Approximately 80 such cases are pending against Lorillard and, in some instances, the Company, excluding some of the actions brought by certain governmental entities that have not been formally concluded but are subject to the November 23, 1998 "Master Settlement Agreement" discussed below. There also are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers ("Claims for Contribution"). Approximately nine such actions are pending against Lorillard. Lorillard is named as a defendant in a tenth action but has not received service of process.

    In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases"); there has not been a noticeable increase in the filing of these suits during the past few years, and approximately 20 such actions are pending. The Company is named as a defendant in two of the cases, although plaintiffs in both suits have indicated they will dismiss the Company. The two suits remain pending against Lorillard.

    SETTLEMENT OF GOVERNMENTAL REIMBURSEMENT CASES AND A CLASS ACTION CASE - On November 23, 1998, Lorillard and other manufacturers of tobacco products entered into a Master Settlement Agreement ("MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands (the "Settling States"). The MSA provides, among other things, that the Settling States shall release and discharge all of their health care cost recovery claims against the manufacturers in consideration for the implementation of tobacco-related health measures, settle a number of cases, including, but not limited to, the Reimbursement Cases filed on behalf of state governmental entities. Certain suits have been filed that contest various aspects of the MSA or seek to intervene in cases governed by the MSA in order to achieve a different distribution of the funds allocated to the state governments. The State settlement agreements and certain ancillary agreements are filed as exhibits to various of the Company's reports filed with the Securities and Exchange Commission.

    The MSA is subject to final judicial approval in each of the Settling States. In the Company's opinion, approximately 42 of the Settling States have achieved final judicial approval. Some suits have been filed contesting various aspects of the MSA. Certain other actions have been filed in which plaintiffs seek to intervene in cases governed by the MSA in order to achieve a different distribution of the funds allocated by the MSA to the respective states. If a Settling State does not obtain final judicial approval by December 31, 2001, the MSA will be terminated with respect to such state. The MSA, however, will remain in effect as to each Settling State in which final judicial approval is obtained. The MSA provides that it is not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and was entered into to avoid the further expense, inconvenience, burden and uncertainty of litigation.

    Lorillard, and certain other United States tobacco product manufacturers, have also entered into an agreement to settle an ETS smoking and health class action brought on behalf of airline flight attendants.

    Lorillard recorded pre-tax charges of $258.1, $45.1, $484.5 and $187.5 for the three and six months ended June 30, 1999 and 1998, respectively, related to the settlement of tobacco litigation. The Company believes that the MSA will materially adversely affect its cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the full price and discount cigarette segments.

    CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 640 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Lorillard is a defendant in approximately 220 of these cases. The Company is a defendant in seven of the cases, although it has not received service of process in four of them.

    Plaintiffs in these cases seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100.0 in compensatory damages and $600.0 in punitive damages.

    During 1998 and 1999, a total of eight trials have been held involving eleven cases filed by individual plaintiffs. The Company was a defendant in one of the cases, Lorillard was a defendant in the case that was tried against the Company and in one other action. Juries returned verdicts in favor of the defendants in the cases tried against Lorillard and the Company. In the nine remaining cases, verdicts were returned in favor of the defendants in six of the matters, while juries found in plaintiffs' favor in three of them. In these three verdicts, juries awarded plaintiffs a total of $132.8 in actual damages and punitive damages. One of the verdicts has been vacated on appeal, and the awards in the two remaining cases have been reduced by the trial courts and subsequently were appealed. It appears that cases will be tried with greater frequency than in the past, although no cases presently are scheduled for trial against Lorillard or the Company for the remainder of 1999.

    CLASS ACTIONS - There are approximately 65 purported class actions pending against cigarette manufacturers and other defendants, including the Company. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One of the cases seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations.

    Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of over 60 law firms from throughout the United States. Lorillard is a defendant in approximately 50 of the approximately 65 cases seeking class certification. The Company is a defendant in 19 of the purported class actions, two of which have not been served. Many of the purported class actions are in the pre-trial, discovery stage.

    Trial began during July 1998 in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5,
  1994). The plaintiff class seeks compensatory and punitive damages, each in excess of one hundred billion dollars, as well as attorneys' fees and court costs. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine.

    On July 7, 1999, the jury returned a verdict against defendants in Phase One of the three phase trial plan. The Phase One verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that smoking cigarettes causes twenty diseases or medical conditions, that cigarettes are addictive or dependence producing, defective and unreasonably dangerous, that defendants made materially false statements with the intention of misleading smokers, that defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and that defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages."

    Liability and damages in relation to any individual class member were not decided in Phase One. Phase Two of the trial plan is scheduled to commence on September 7, when two of the named plaintiffs will have their claims adjudicated in a consolidated trial before the same jury which returned the verdict in Phase One. Under the trial plan, the jury in Phase Two will determine issues of specific causation, reliance, affirmative defenses, and other individual-specific issues related to the claims of the two named plaintiffs and their entitlement to damages, if any.

    Phase Three of the trial plan would address other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

    On July 29, 1999, the trial judge denied defendants' motions to set aside the Phase One verdict, to grant a new trial and to decertify the class. By order dated July 30, 1999 and supplemented on August 2, 1999 (together, the "order"), the trial judge amended the trial plan in respect of the manner of determining punitive damages, if any. The order provides that the jury in Phase Two will determine punitive damages, if any, on a dollar amount basis for the entire qualified class.

    Defendants will seek immediate appellate relief from the order on various grounds including that (i) the order violates the appellate court's earlier ruling that "individual issues will have to be tried as to each class member, principally the issue of damages," (ii) under applicable law, punitive damages may not be awarded to any particular plaintiff before first determining that defendants are liable to that plaintiff and the amount of actual harm caused to that plaintiff, (iii) under the U.S. Constitution, as recently decided by the U.S. Supreme Court, a punitive damage award must bear a reasonable relationship to actual damages (which is an impossibility under the amended trial plan because liability and actual damages will not be determined at the time punitive damages, if any, are set), (iv) the order effectively and unlawfully certifies a new class for purposes of determining punitive damages, and (v) the order is unlawful and unconstitutional on other enumerated grounds. Although there is no assurance that appellate review will be forthcoming at this stage of the proceedings, Lorillard believes that if appellate review is granted it should be successful.

    If appellate review is not forthcoming at this stage or is not successful, it is unclear how the order would be implemented. The order provides that the punitive damage amount, if any, should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, a process that could take years to conclude. Lorillard does not believe that an adverse class-wide punitive damage award in Phase Two would permit entry of a judgment at that time that would require the posting of a bond to stay its execution pending appeal or that any party would be entitled to execute on such a judgment in the absence of a bond. However, in a worst case scenario, it is possible that a judgment for punitive damages could be entered in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. Lorillard believes that such a result would be unconstitutional and would also violate Florida laws. Lorillard will take all appropriate steps to seek to prevent this worst case scenario from occurring and believes these efforts should be successful.

    On August 2, 1999, Lorillard and other defendants filed a motion to disqualify the trial judge after recently having called to their attention press reports stating that the judge is a former smoker. The motion asserts among other things that the trial judge was required to disqualify himself because he has a serious medical condition of a type that the plaintiffs claim and the jury has now found is caused by smoking, making him financially interested in the result of the case and, under plaintiffs' theory of the case, a potential member of the plaintiff class. On August 4, 1999, the trial judge denied the disqualification motion; Lorillard believes that the denial was in error and defendants have appealed the denial.

    Lorillard remains of the view that the Engle case should not have been certified as a class action. That certification is inconsistent with the overwhelming majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard intends to challenge the class certification, as well as other numerous reversible errors that it believes occurred during the Phase One trial, at the earliest time that an appeal of these issues is permissible under Florida law. In any event, Lorillard would be entitled to appeal these issues following any judgment in favor of an individual named or absent class member plaintiff. Lorillard believes that such an appeal should prevail.

    REIMBURSEMENT CASES - Suits brought by 46 state governments and six other governmental entities are governed by the MSA. In addition to these, approximately 55 other suits are pending, comprised of approximately 40 union cases, and cases brought by Indian tribes, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds they allegedly expended to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in a number of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in all such actions except for some of those filed in U.S. courts by non-U.S. national governments (The Republic of Guatemala and Republic of Nicaragua). In addition, the Company, Lorillard Tobacco Company and Lorillard, Inc., which were named as defendants in the suit filed by the Republic of the Marshall Islands, were dismissed from the action, which remains pending against other cigarette manufacturers. The Company is named as a defendant in 13 of the pending reimbursement cases. The Company also was named as a defendant in several of the cases dismissed as a result of the MSA.

    Governmental Reimbursement Cases - The MSA is expected to resolve the cases filed by 46 state governments and six other governmental entities. Since January 1, 1997, cases brought by four other state governments, Florida, Minnesota, Mississippi and Texas, were settled in separate agreements. Lorillard was a defendant in each of the 46 cases filed by state governments and in the six cases brought by other governmental entities, as well as in the four cases governed by the separate settlement agreements. Suits by eight local governments are pending against cigarette manufacturers, although the MSA purportedly resolves those actions. In addition to these suits, cases have been brought in U.S. courts by Bolivia, Guatemala, Nicaragua, Panama, the State of Rio de Janeiro, Brazil, Thailand and Venezuela, although Thailand has voluntarily dismissed its case, and in Israel, the Marshall Islands and British Columbia. Lorillard is a defendant in some of these actions, although it does not sell cigarettes outside the United States. The Company is named as a defendant in the cases filed by Bolivia, Panama, Rio de Janeiro and Venezuela. In 1977 Lorillard sold its major trademarks outside of the United States and the international sales business in cigarettes associated with those brands. Performance by Lorillard of obligations under the 1977 agreement was guaranteed by the Company. Lorillard and the Company have received notice from Brown & Williamson Tobacco Corporation, which claims to be a successor to the purchaser, that indemnity will be sought under certain indemnification provisions of the 1977 agreement with respect to suits brought by various of the foregoing foreign jurisdictions, concerning periods prior to June 1977 and during portions of 1978.

    In addition to the reimbursement cases, some suits have been filed contesting, by various methods, the MSA. Certain other actions have been filed in which plaintiffs seek to intervene in cases governed by the MSA in order to achieve a different distribution of the funds allocated by the MSA to the respective states. Lorillard was named as a defendant in several of the cases filed to date. The Company was named as a defendant in one of the cases but has been voluntarily dismissed from the action.

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

    Private Citizen Reimbursement Cases - There are five suits pending in which plaintiffs are private citizens. Four of the suits have been filed by private citizens on behalf of taxpayers of their respective states, although governmental entities have filed a reimbursement suit in one of the four states. The Company is a defendant in two of the pending private citizen reimbursement cases. Lorillard is a defendant in each of the cases. Three of the cases are in the pre-trial discovery stage. Two of the matters are on appeal from final judgments entered by the trial courts in favor of the defendants.

    Reimbursement Cases By Indian Tribes - Indian Tribes have filed eleven reimbursement suits against cigarette manufacturers. Three of the eleven cases have been dismissed and one of the eleven has not been served. Some of the cases have been filed by the tribes in their tribal courts. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

    Reimbursement Cases By Private Companies - Private companies have filed six suits against cigarette manufacturers, although two of them have been dismissed. Lorillard has been a defendant in each of the cases. The Company is not named as a defendant in any of the cases filed to date by private companies.

    Reimbursement Cases By Labor Unions - Approximately 40 reimbursement cases filed by labor unions are pending in various states in federal or state courts. In 24 of these cases, plaintiffs seek class certification. Lorillard is named as a defendant in each of the suits filed to date by unions. The Company is named as a defendant in three of the cases. Eleven of the approximately 40 cases are on appeal from final judgments entered in defendants' favor by the trial courts. Each of the remaining cases is in the pre-trial, discovery stage. One such case has been tried during 1999, and Lorillard was a defendant in that action. The jury in that matter, Ironworkers Local Union No. 17 Insurance Fund, et al. v. Philip Morris, Inc., et al., returned a verdict in favor of the defendants on March 18, 1999.

    CONTRIBUTION CLAIMS - In addition to the foregoing cases, 10 cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action, although it has not received service of process of one of them. The Company is named as a defendant in five of the cases, two of which have not been served.

    FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 20 such cases, are pending in federal and state courts. The Company is named as a defendant in two of the cases, although plaintiffs in both suits have indicated they will dismiss the Company. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $50.0 in compensatory damages and $100.0 in punitive damages. Trials have been held in twelve such cases, including two in 1999. Juries have returned verdicts in favor of Lorillard in nine of the twelve trials. Three verdicts have been returned in plaintiffs' favor, including one of the two cases tried to date during 1999. In the 1999 trial, plaintiffs were awarded $2.2 in actual damages. Lorillard has asked the trial court to review the verdict.

    OTHER TOBACCO-RELATED LITIGATION - In addition to the foregoing litigation, two California cities, Los Angeles and San Jose, suing on behalf of The People of the State of California, have filed suits alleging cigarette manufacturers, including Lorillard, have violated a California statute, commonly known as "Proposition 65," that requires California residents to be informed if they are exposed to substances that are alleged to cause cancer or birth defects. Plaintiffs in both suits allege that non-smokers have not been warned by cigarette manufacturers that exposure to environmental tobacco smoke may cause illness. Plaintiffs in both suits further allege defendants violated certain provisions of the California Business and Professions Code (The People of the State of California, and American Environmental Safety Institute v. Philip Morris Incorporated, et al. (Superior Court, Los Angeles County, California, filed July 14, 1998) and The People of the State of California, the City of San Jose and Paul Dowhall v. Brown & Williamson Tobacco Corporation, et al. (Superior Court, San Francisco County, California, filed July 28, 1998)). Two other cases that make similar allegations against manufacturers of other types of tobacco products have been filed. The four "Proposition 65" suits have been transferred to a coordinated proceeding involving certain other cases against cigarette manufacturers that is pending in the Superior Court of San Diego County, California. The four "Proposition 65" cases are set for trial on February 25, 2000.

    A case has also been filed in California against the Company and two of its hotels, and others, alleging that the defendants have violated the California Proposition 65 Statute, by selling cigars in the hotels without appropriate warnings. Consumer Advocacy Group Inc. v. Wyndham
  International, Inc., et al. (Superior Court, Los Angeles County, California, filed July 26, 1999).

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

    Except for the impact of the State settlement agreements and the MSA as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

  Other Litigation -- The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998 and the results of operations for the three and six months and changes in cash flows for the six months ended June 30, 1999 and 1998, respectively.

    Results of operations for the second quarter and the first six months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------------

OVERVIEW

  Loews Corporation (the "Company") reported net income for the second quarter ended June 30, 1999 of $254.3 million or $2.33 per share, compared to $247.2 million or $2.15 per share in 1998. Net investment gains amounted to $22.6 million in the second quarter of 1999, compared to losses of $11.3 million in the second quarter of 1998.

  Net operating income, excluding net investment gains and losses, for the second quarter was $231.7 million or $2.12 per share, compared to $258.5 million or $2.25 per share in 1998.

  Revenues in the second quarter amounted to $5.6 billion compared to $5.4 billion in the comparable 1998 quarter.

  Net income for the six month period in 1999 was $299.7 million or $2.71 per share, compared to $163.5 million or $1.42 per share in 1998, reflecting net investment gains of $53.3 million in the first half of 1999 compared to losses of $260.0 million in the first half of the prior year.

  For the six months ended June 30, 1999 net operating income, excluding net investment gains and losses and accounting changes, was $404.3 million or $3.66 per share versus $423.5 million or $3.68 per share in the first six months of 1998. Net operating income for the six months ended June 30, 1999 and 1998 includes charges at the Lorillard Tobacco subsidiary of $289.7 and $112.1 million or $2.62 and $.97 per share, respectively, related to the settlement of tobacco litigation.

  First half revenues were $11.2 billion in 1999, compared to $10.3 billion in 1998.

  At June 30, 1999, the Company's book value per share amounted to $95.30, compared to $90.61 per share at December 31, 1998.

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

  Written premium for the property/casualty segment decreased $225.5 million for the first six months of 1999 as compared with the same period in 1998. The decrease in written premiums was comprised primarily of a decrease in Commercial Insurance ("CI") of $220.9 million and a decrease of $98.0 million in Risk Management ("RM"). These decreases were partially offset by an increase in written premium in Personal Insurance ("PI") of $109.3 million.

  The decline in CI written premiums was mainly due to aggressive action on rate improvement, re-underwriting and the expansion of CI's reinsurance program to take advantage of a favorable reinsurance market. The decrease in RM written premium was primarily due to RM's decision to take advantage of a favorable reinsurance market and cede a larger portion of its direct premiums, as well as the redesign of existing risk management programs. The increase in PI can be attributed mainly to increases in agency premium volume driven by new agency appointments and a new auto tiering program, which allows for the acceptance of a broader range of customers for which to write business.

  Net written premiums decreased $85.1 million to $2,427.8 for the second quarter of 1999 as compared with the same period for 1998. The decrease was mainly attributable to a $107.0 million decrease in CI, a $25.0 million decrease in CNA Re and a $23.0 million decrease in Specialty Operations. These decreases were offset in part by an $80.0 million increase in PI. The decrease in CI was due primarily to the reinsurance treaties, as previously mentioned. The decrease in CNA Re is mainly due to a reduction in business written in the Lloyd's market due to inadequate pricing. Specialty Operations premiums were lower primarily due to a focus on continued underwriting discipline and the previously announced exit from the agriculture and entertainment insurance lines of business. The increase in PI is primarily due to increases in agency premium volume, as previously discussed.

  Underwriting losses increased by $48.8 million for the six months ended June 30, 1999 as compared with the same period in 1998. The combined ratio increased .9 points to 111.4% for the six months ended June 30, 1999 from 110.5% for the same period in 1998. This increase is due to a slight increase in the loss ratio of .4 points to 79.0 for the six months ended June 30, 1999 from 78.6 for the same period in 1998 principally due to adverse development, offset by lower catastrophes. Also contributing to the increase in the combined ratio is an increase in the expense ratio of .5 points to 32.4 from
31.9. Restructuring-related charges of $54.0 million for the first six months of 1999 were the primary reason for the increase in the expense ratio.

  Underwriting results improved $12.9 million for the quarter ended June 30, 1999 as compared with the same quarter in 1998. The combined ratio decreased
 .6 points to 111.4% for the three months ended June 30, 1999 from 112.0% for the same period in 1998. This decline is due to a slight decrease in the loss ratio of .4 points to 78.8 for the three months ended June 30, 1999 from 79.2 for the same period in 1998 principally due to lower catastrophes. Also contributing to the decrease in the combined ratio is a slight decrease in the expense ratio of .2 points to 32.6 from 32.8.

Life
----

  Life Operations continued to have strong sales particularly within retirement services as well as an increasing base of direct premiums for life and long term care. Overall sales volume, which includes premium, pension deposits and other sales not reported as premiums, increased from $1.2 billion for the first six months of 1998 to $1.5 billion. Second quarter 1999 sales were $857.0 million compared to $651.0 million in 1998.

  Life Operations premiums decreased $40.0 million for the first six months of 1999 as compared with the same period in 1998. The decline was primarily the result of a reinsurance treaty that was completed late in 1998. Premiums for the second quarter of 1999 declined $18.0 million as compared with the same period in 1998.

  Net operating income for the first six months of 1999 was higher than net operating income for the same period in 1998 due to a combination of lower operating expenses, improved investment results in institutional pension products, and the effect of the new reinsurance treaty. Net operating income for the second quarter of 1999 decreased $2.0 million as compared with the same period in 1998.

Group
-----

  Group Operations' premiums were flat for the first six months of 1999, as compared with the same period in 1998, due primarily to an increase of $104.0 million in Federal Markets as well as an increase of $44.0 million in Special Benefits and modest growth in Life Reinsurance and Provider Markets. This growth was partially offset by a decline in Health Benefits of $159.0 million due to the decision to exit the Employer Health and Affinity lines of businesses. Growth in Federal Markets was primarily driven by a higher level of claims upon which premiums are based while the growth in Special Benefits was mainly attributable to disability and accident special risk lines of business.

  Premiums for the second quarter of 1999 increased $44.0 million as compared with the same period in 1998. The increase is primarily due to growth in Federal Markets of $102.0 million and a $9.0 million increase in life reinsurance, partially offset by a decrease of $73.0 million in Health Benefits due primarily to the decision to exit certain business lines.

  Net operating income increased by $18.0 million in the first six months of 1999, as compared with the same period in 1998. This improvement is attributable partially to a $7.0 million decrease in current year losses as a result of Group Operations' decision to exit certain lines of business, as mentioned above. In addition, Special Benefits results improved by $11.0 million due primarily to improved loss experience on life and disability business.

  Net operating income for the second quarter of 1999 was $16.0 million as compared with a net operating loss of $7.0 million for the same period in 1998. This change was again driven by improvement in Health Benefits of $5.0 million and Special Benefits of $19.0 million.

Other Insurance
---------------

  The Other Insurance segment contains CNA's corporate interest expense, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guarantee insurance contracts and certain non-insurance operations, principally the operations of Agency Management Systems, Inc. ("AMS"), an information technology and agency software development company.

  Pre-tax operating losses for the first six months of 1999 increased by approximately $112.0 million as compared with the same period of 1998. Pre-tax operating losses for the quarter ended June 30, 1999 increased approximately $54.0 million as compared with the same period in 1998. The increase was principally attributable to unfavorable loss reserve development in run-off insurance lines (including Fibreboard) and a settlement of a computer services contract.

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

Operating Results

  Revenues increased by $307.9 and $644.6 million, or 43.4% and 50.2%, respectively, and net income increased by $27.1 and $129.0 million, or 19.6% and $80.3%, respectively, for the quarter and six months ended June 30, 1999 as compared to the corresponding periods of the prior year.

  The increase in revenues is primarily composed of an increase of approximately $272.2 and $529.9 million, or 38.4% and 41.2%, due to higher average unit prices and an increase of approximately $31.5 and $109.2 million, or 4.4% and 8.5%, reflecting higher unit sales volume for the quarter and six months ended June 30, 1999, as compared to the corresponding periods of the prior year.

  Net income for the quarter and six months ended June 30, 1999 and 1998 includes a pre-tax charge of $258.1, $45.1, $484.5 and $187.5 million ($154.3,
$27.0, $289.7 and $112.1 million after taxes), respectively, related to the settlement of tobacco litigation. Excluding this charge, net income would have increased by $154.4 and $306.6 million, or 93.2% and 112.4%, as a result of the improved revenues, partially offset by higher sales promotion expenses.

  Lorillard's unit sales volume increased by 4.3% and 6.7%, while Newport's unit sales volume decreased by 3.3% and 2.5%, for the quarter and six months ended June 30, 1999, as compared to the corresponding periods of the prior year. The increase in Lorillard's unit sales volume reflects higher unit sales of its Maverick and Old Gold brands in the discount market segment, and increased sales promotion activities for these brands.

  Newport's decline in unit sales volume reflects the effect of the November 1998 cigarette price increase of $0.45 per pack that followed the MSA. While Newport's unit sales volume has declined, its market share has increased to 7.3% at June 30, 1999, as compared to 7.05% at December 31, 1998. Overall industry unit sales volume is down by 10.8% year to date. Newport, a full price brand, accounted for 71.5% of Lorillard's unit sales. Discount brand sales have decreased from an average of 31.4% of industry sales during 1994 to an average of 26.2% during 1998. At June 30, 1999, they represented 25.6% of industry sales.

Loews Hotels
------------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues increased by $3.3 and $15.2 million, or 5.1% and 13.4%, respectively, and income before cumulative effect of changes in accounting principles decreased by $4.1 and $4.2 million, or 41.0% and 36.5%, respectively, for the quarter and six months ended June 30, 1999, as compared to the corresponding periods of the prior year.

  Revenues increased primarily due to the operations of the Loews Miami Beach Hotel which opened in December 1998 and higher overall average room rates.

These increases were partially offset by the sale of the Loews Monte Carlo Hotel in November 1998 and lower overall occupancy rates.

  Net income includes a charge of $7.1 million to reflect the cumulative effect of a change in accounting principles with respect to preopening expenses. Excluding this charge, net income decreased due to higher advertising and sales promotion expense and preopening costs incurred, partially offset by the higher revenues discussed above.

Diamond Offshore
----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 52% owned subsidiary of the Company.

  Revenues decreased by $107.2 and $163.4 million, or 32.4% and 26.2%, respectively, and net income declined by $26.1 and $38.4 million, or 50.0% and 42.7%, respectively, for the quarter and six months ended June 30, 1999, as compared to the corresponding periods of the prior year.

  Revenues from semisubmersible rigs decreased by $66.1 and $86.9 million, or 20.0% and 13.9%, due primarily to lower utilization rates including $10.9 and $21.0 million of lower revenues resulting from rig downtime for upgrades, mandatory inspections and repairs for the quarter and six months ended June 30, 1999, respectively, as compared to the corresponding periods of the prior year. Revenues from jackup rigs decreased by $43.3 and $79.3 million, or 13.1% and 12.7%, due to a decline in dayrates ($11.4 and $27.2 million) and decreased utilization rates ($31.9 and $52.1 million), primarily in the Gulf of Mexico.

  Net income for the quarter and six months ended June 30, 1999 decreased due primarily to the lower overall utilization rates and dayrates discussed above.

Bulova
------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Revenues increased by $2.3 and $.2 million, or 8.1% and .3%, respectively, and net income increased by $.5 and $.4 million, or 27.8% and 9.8%, respectively, for the quarter and six months ended June 30, 1999, as compared to the corresponding periods of the prior year. Increased revenues reflect higher unit sales volume, partially offset by lower average unit sales prices and reduced investment income. Net income increased due to a higher gross margin reflecting an improved product sales mix, partially offset by higher advertising expenses.

Corporate
---------

  Corporate operations consist primarily of investment income, including investment gains (losses) from the Company's investment portfolio, as well as corporate interest expenses and other corporate overhead costs.

  The components of investment gains (losses) included in Corporate operations are as follows:

                                          Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                          ------------------------------------
                                             1999     1998     1999      1998
                                          ------------------------------------
                                                     (In millions)

Revenues:
  Derivative instruments (1) ..........   $(128.8) $(121.3) $(236.3)  $(500.2)
  Fixed maturities ....................      (5.7)    (2.9)    (6.1)    (11.3)
  Equity securities, including short
   positions (1) ......................      27.5    (82.8)   (14.1)   (229.3)
  Short-term investments, primarily
   U.S. government securities .........      (2.3)      .5      6.2        .6
                                          -----------------------------------
                                           (109.3)  (206.5)  (250.3)   (740.2)
Income tax benefit ....................      38.3     72.3     87.6     259.1
                                          -----------------------------------
     Net loss .........................   $ (71.0) $(134.2) $(162.7)  $(481.1)
                                          ===================================

  (1) Includes losses on short sales, equity index futures and options aggregating $156.1, $171.1, $304.2 and $713.4 for the quarter and six months ended June 30, 1999 and 1998, respectively.

  Exclusive of securities transactions, revenues decreased $14.8 and $31.7 million, and net income decreased $9.0 and $16.7 million, for the quarter and six months ended June 30, 1999, respectively, as compared to the corresponding periods of the prior year, due primarily to lower investment income.

Liquidity and Capital Resources:
-------------------------------

CNA Financial
-------------

  The statutory surplus of the property and casualty insurance subsidiaries was approximately $8.8 billion at June 30, 1999 and $7.6 billion at December 31, 1998. Statutory surplus increased by net income of $345.0 million and a change in net unrealized investment gains of $1.4 billion, principally attributable to increases in the market values of Canary Wharf and Global Crossing Ltd. These increases were partially offset by a $413.0 million reduction in surplus, consisting primarily of dividends to the parent company. The statutory surplus of the life insurance subsidiaries was approximately $1.2 billion at June 30, 1999, compared to $1.1 billion at December 31, 1998.

  The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums, investment income, and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the six months ended June 30, 1999, CNA's operating cash flows were a negative $132.4 million, compared to negative cash flows of $579.6 million in 1998.

  Net cash flows from operations are primarily invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

  CNA and the insurance industry are exposed to liability for environmental pollution, primarily related to toxic waste site clean-up. See Note 8 of the Notes to Consolidated Condensed Financial Statements for further discussion of environmental pollution exposures.

Lorillard
---------

  Lorillard and other cigarette manufacturers continue to be confronted with an increasing level of litigation and regulatory issues. The volume of lawsuits against Lorillard and other manufacturers of tobacco products seeking damages for cancer and other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke has increased substantially since 1997. See Note 8 of the Notes to Consolidated Condensed Financial Statements. In a number of cases, the Company is named as a defendant. Tobacco litigation includes claims brought by individual plaintiffs and claims brought as class actions on behalf of large numbers of individuals for damages allegedly caused by smoking; and claims brought on behalf of governmental entities, private citizens, or other organizations seeking reimbursement of health care costs allegedly incurred as a result of smoking. In the foregoing actions, plaintiffs claim substantial compensatory and punitive damages in amounts ranging into the billions of dollars. In addition, claims have been brought against Lorillard seeking damages resulting from exposure to asbestos fibers which had been incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard.

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

  It has also been reported that the Executive branch of the federal government has urged the U.S. Justice Department to commence an action against the tobacco industry seeking reimbursement of Medicare expenditures resulting from injuries or other health effects allegedly caused by use of tobacco products.

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

Diamond Offshore
----------------

  Due to the continuing decline in utilization levels and dayrates, Diamond Offshore removed eight rigs, located in the Gulf of Mexico, from service in late 1998 and in the first quarter of 1999. However, two of these rigs were returned to service in mid-1999 on a well-to-well basis. Several of Diamond Offshore's other rigs remain idle in various markets but Diamond Offshore believes that, with its fleet size and composition, it is well positioned to take advantage of opportunities when market conditions improve.

  The effects of the depressed conditions in the oil and gas industry during 1998 and early 1999 have also increased the susceptibility of term contracts, previously committed at dayrates in excess of current market rates to be terminated or renegotiated by the customer. Some drilling contracts allow for termination if drilling operations are suspended for a period of time as a result of a breakdown of equipment or by giving notice in connection with payment of an early termination fee by the customer. Diamond Offshore continuously focuses on maintaining its rigs to contract specifications and its relationships with its customers in order to mitigate exposure to termination of its term contracts. However, Diamond Offshore cannot accurately predict the actions of its customers or the circumstances in which further contract cancellations might occur.

 The conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep water is in progress. Diamond Offshore previously estimated the cost of conversion for this rig to be approximately $210.0 million. These estimates were developed prior to the completed structural engineering. Diamond Offshore now estimates the cost of conversion for this rig at approximately $275.0 million. Upon completion of the conversion and rig acceptance, the rig is scheduled to begin a five year drilling program in the Gulf of Mexico which is expected to generate approximately $320.0 million of revenues. The drilling contract contains a provision allowing the customer to cancel the contract should the unit not be delivered by July 1, 2000. Diamond Offshore believes that the project will be completed timely and within the revised budget, although, as with any major rig conversion, the possibility of unforeseen delays and costs overruns exists.

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

  Results of operations for 1999 have been adversely affected by the loss of revenues and associated costs incurred during required regulatory inspections of its drilling rigs. Five of these inspections were completed during the six months ended June 30, 1999. While no further inspections are scheduled for the remainder of 1999, Diamond Offshore may schedule additional inspections or undertake modifications to take advantage of rig downtime. Diamond Offshore intends to focus on returning these rigs to operation as soon as reasonably possible, in order to minimize downtime and associated loss of revenues, but the extent of such downtime cannot be accurately predicted.

  Historically, the offshore contract drilling market has been highly competitive and cyclical, and Diamond Offshore cannot predict the extent to which current conditions will continue.

Bulova
------

  Funds from operations continue to exceed operating requirements. Bulova's cash and cash equivalents, and investments amounted to $34.6 million at June 30, 1999, as compared to $25.7 million at December 31, 1998. Funds for other capital expenditures and working capital requirements are expected to be provided from operations.

Parent Company
--------------

  During the quarter and six months ended June 30, 1999, the Company purchased 1,948,000 and 4,215,400 shares of its outstanding Common Stock at an aggregate cost of approximately $146.7 and $330.3 million, respectively, and purchased 769,900 and 1,072,300 shares of CNA Financial common stock at an aggregate cost of approximately $28.0 and $39.4 million, respectively. Depending on market conditions, the Company from time to time purchases additional shares in the open market or otherwise.

Investments:
-----------

  Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments. Equity securities, which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value which approximated carrying value at June 30, 1999 and December 31, 1998.

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

Insurance
---------

  A summary of CNA's general account investments, at carrying value, are as follows:


                                                                   Change in
                                                                   Unrealized
                                             June 30,  December 31,  Gains
                                              1999        1998      (Losses)
                                          ------------------------------------
                                                       (In millions)
Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies .    $ 9,020.0     $ 7,734.0   $ (215.0)
  Asset-backed securities .............      7,578.0       8,214.0     (171.0)
  Tax exempt securities ...............      4,778.0       6,321.0     (244.0)
  Taxable .............................      7,561.0       7,804.0     (259.0)
                                           -----------------------------------
       Total fixed income securities ..     28,937.0      30,073.0     (889.0)
Equity securities .....................      3,203.0       1,970.0    1,286.0
Short-term and other investments.......      7,504.0       5,134.0       49.0
                                           -----------------------------------
       Total ..........................    $39,644.0     $37,177.0   $  446.0
                                           ===================================

Short-term and other investments:
  Commercial paper ....................    $ 1,980.0     $ 1,398.0
  Security repurchase collateral ......      2,411.0         132.0
  Escrow ..............................        939.0       1,011.0
  U.S. Treasuries .....................         85.0         506.0
  Money Market ........................        293.0         401.0
  Others ..............................        619.0         589.0
Other investments .....................      1,177.0       1,097.0
                                           -----------------------
       Total short-term and other
        investments ...................    $ 7,504.0     $ 5,134.0
                                           =======================

  CNA's general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds, corporate bonds and equity securities. CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

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

  The general account portfolio consists primarily of high quality (BBB or higher) marketable fixed maturity securities, approximately 94.6% of which are rated as investment grade. At June 30, 1999, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 12.0% and 9.9%, respectively, of the general account's total investment portfolio compared to 17.0% and 10.5%, respectively, at December 31, 1998. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. Short-term investments at both June 30, 1999 and December 31, 1998 are substantially higher than historical levels in anticipation of Fibreboard-related claim payments. At June 30, 1999, the short-term investment portfolio consisted primarily of security repurchase collateral.

  As of June 30, 1999, the market value of CNA's general account investments in fixed maturities was $28.9 billion with net unrealized investment losses of approximately $327.0 million. This compares to a market value of $30.1 billion and approximately $562.0 million of net unrealized investment gains at December 31, 1998. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at June 30, 1999 were $291.0 and $618.0 million, respectively, compared to $818.0 and $256.0 million, respectively, at December 31, 1998.

  Net unrealized investment losses on general account fixed maturities at June 30, 1999 include net unrealized investment losses on high yield securities of $115.0 million, compared to net unrealized investment losses of $101.0 million on such securities at December 31, 1998. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade (below BBB). CNA's investment in high yield securities in the general account decreased $428.0 million to approximately $1.6 billion at June 30, 1999, as compared to December 31, 1998.

  The Company's largest equity holding (held by CNA) in a single issuer is Global Crossing, Ltd. ("Global Crossing") common stock. As of June 30, 1999, the Company owned 36.4 million shares, or 8.4% of the outstanding common stock, which was valued at $1.6 billion. Unrealized gains associated with this security approximated $1.5 billion at June 30, 1999. On June 18, 1999, the Company sold 3.6 million shares of Global Crossing common stock at a price of $62.75 per share under the tender offer by U.S. West Inc. This transaction resulted in a pre-tax realized capital gain for the Company of approximately $222.0 million. In May 1999, Global Crossing entered into a transaction to merge Frontier Corporation ("Frontier") into a subsidiary of Global Crossing. As part of the Frontier merger agreement, certain shareholders of Global Crossing, including the Company, entered into a voting agreement to limit their sales of Global Crossing common stock to ensure that 51% of the outstanding shares of Global Crossing would vote in favor of the merger. A large proportion of those shareholders, including the Company, also agreed to suspend their rights under a shareholders' agreement and a registration rights agreement until the closing of the Frontier transaction. The Frontier merger is expected to close around September 30, 1999. The Company has the right, after the closing (or termination prior to closing) of the Frontier transaction and prior to December 31, 1999, to require Global Crossing to register under the Securities Act of 1933 (the "Act") up to 25% of the Company's holdings. The Company's holdings of Global Crossing were not acquired in a public offering, and may not be sold to the public unless the sale is registered or exempt from the registration requirements of the Act. Such exemptions would include sales pursuant to Rule 144 under the Act if such sales meet the requirements of the Rule.

  On March 25, 1999, Canary Wharf Group P.L.C. ("CWG") shares were sold in an initial public offering at a price of 3.30 British Pounds per share and listed on the London Stock Exchange. CNA received approximately 100 million shares of CWG stock and approximately $144.0 million in cash. At June 30, 1999, CNA had an approximate 15% ownership interest in CWG accounted for as an available for sale security, with a carrying value of approximately $630.0 million. The original investors, including CNA, have entered into an agreement with the underwriters, under which they may not sell their shares of CWG prior to September 30, 1999 without the underwriters' consent.

  At June 30, 1999, total Separate Account cash and investments amounted to approximately $4.8 billion with taxable fixed maturity securities representing approximately 76.0% of the Separate Accounts' portfolios. Approximately 59.4% of Separate Account investments are used to fund guaranteed investment contracts for which CNA's life insurance affiliate guarantees principal and a specified rate of return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment contract portfolio is generally matched with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment contract portfolio was $2.7 billion at June 30, 1999 and $3.2 billion at December 31, 1998.

  At June 30, 1999, net unrealized losses were approximately $11.0 million compared with net unrealized gains of approximately $64.0 million at December 31, 1998. The gross unrealized investment gains and losses for the guaranteed investment contract fixed maturity securities portfolio at June 30, 1999 were $28.0 and $39.0 million, respectively, as compared to $84.0 and $20.0 million, respectively, at December 31, 1998.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. Carrying values of high yield securities in the guaranteed investment contract portfolio were $101.0 and $269.0 million at June 30, 1999 and December 31, 1998, respectively. Net unrealized investment losses on high yield securities held in such Separate

Accounts were $3.0 million at June 30, 1999, compared to $11.0 million at December 31, 1998. As of June 30, 1999, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 2.9% of its total assets, compared to 4.0% at December 31, 1998.

  Included in CNA's fixed maturity securities at June 30, 1999 (general and guaranteed investment portfolios) are $9.4 billion of asset-backed securities, consisting of approximately 54.2% in collateralized mortgage obligations ("CMO's"), 18.3% in corporate asset-backed obligations, 11.1% in corporate mortgage backed security pass-through obligations, and 16.4% in U.S. government agency issued pass-through certificates. The majority of CMO's held are corporate mortgaged backed securities, which are actively traded in liquid markets and are priced by broker-dealers. At June 30, 1999, the net unrealized loss related to asset-backed securities was approximately $68.0 million compared with a net unrealized gain of approximately $163.0 million at December 31, 1998. CNA limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

  At June 30, 1999, 35.3% of the general account's fixed maturity securities portfolio was invested in U.S. government securities, 35.2% in other AAA rated securities and 15.0% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 5.0% U.S. government securities, 64.0% in other AAA rated securities and 15.7% in AA and A rated securities. These ratings are primarily from Standard and Poor's.

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

  Based upon its current assessment, the Company estimates that the total cost to replace and upgrade its systems to accommodate Year 2000 processing is expected to be approximately $82.0 million. As of June 30, 1999, the Company has spent approximately $65.0 million on Year 2000 readiness matters. However, prior to 1997, the Company did not specifically separate technology charges for Year 2000 from other information technology charges. In addition, while some hardware charges are included in the budget figures, the Company's hardware costs are typically included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent and to be spent have been or will be financed from current operating funds.

  The Company believes that it will be able to resolve the Year 2000 issue in a timely manner. As of June 30, 1999, the Company has certified internally virtually all of its internal applications and systems as being ready for the Year 2000. For an internal system to be certified Year 2000 ready by the Company, it had to be tested and accepted as capable of receiving, processing and providing dates and date-related data from, into and between the years 1999 and 2000, and beyond, including leap year calculations. By the end of summer 1999, the Company plans to complete the replacement of minimal amounts of hardware and associated operating system software providing Year 2000 readiness of all information technology infrastructure components.

  Due to the interdependent nature of computer systems, there may be an adverse impact on the Company if banks, independent agents, vendors, insurance agents, third party administrators, various governmental agencies and other business partners fail to successfully address the Year 2000 issue. CNA has sent Year 2000 information packages to more than 12,000 independent agents to encourage them to become Year 2000 ready on a timely basis. CNA also sent Year 2000 information to almost 300,000 business policyholders to increase their awareness of the Year 2000 issue. Similar information packages have been sent to health care providers, lawyers and others with whom CNA has business relationships. Because of the interdependent nature of the issue, the Company cannot be sure that there will not be a disruption to its business. To mitigate this impact, the Company is communicating with these various entities to coordinate Year 2000 conversion. In addition, the Company has engaged in interface and Y2K readiness testing with many of its banking relationships. To date, no major problems have been identified. The Company continues to communicate with its bank relationships to conduct appropriate testing.

  As business conditions change, CNA may respond by revising previous Year 2000 strategies or solutions affecting specific systems. In limited cases, a system that was to have been replaced, may instead be renovated to become Year 2000 ready prior to January 1, 2000. The Company believes that these changes will not have a material impact on its results of operations or equity.

  In addition, certain of CNA's non-insurance affiliates are not yet Year 2000 ready, but they are expected to be ready on a timely basis. In the event that they are not, CNA does not believe the impact would be material to its results of operations or equity. To mitigate this impact, CNA is communicating with these non-insurance affiliates to coordinate Year 2000 conversion.

  The Company also has developed business resumption plans to ensure that the Company is able to continue critical processes through other means in the event that it becomes necessary to do so. Formal strategies have been developed within each business unit and support organization to include appropriate recovery processes and use of alternative vendors. More than 200 strategies have been developed to address all the recovery plans for approximately 400 processes. These plans are being reviewed and updated quarterly.

  In addition, property and casualty insurance companies may have an underwriting exposure related to the Year 2000 issue. There can be no assurances that policyholders will not suffer losses resulting from Year 2000 issues and seek indemnification under insurance policies underwritten by CNA underwriting companies. Coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the policy. The range of potential insurance exposure created by the Year 2000 problem is sufficiently broad that it is impossible to estimate with any degree of accuracy the extent to which various types of policies issued by CNA may afford coverage for loss or claims. At this time, in the absence of any meaningful claims experience, CNA is unable to forecast the nature and range of the losses, the availability of coverage for the losses, or the likelihood of significant claims. As a result, CNA is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material on the results of operations or equity of CNA.

Accounting Standards
--------------------

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this Statement on its accounting and reporting for derivative securities and hedging activities.

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

Forward-Looking Statements
--------------------------

  When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts with the Company; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and equities) or in the value of specific investments held by the Company; changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; judicial decisions and rulings in smoking and health litigation, the impact of tobacco settlement agreements and any future settlements of tobacco-related litigation, the impact of bills introduced in Congress in relation to tobacco operations, changes in foreign and domestic oil and gas exploration and production activity, the effect on the Company with regards to third party corrective actions on Year 2000 compliance; changes in rating agency policies and practices; the results of financing efforts; the actual closing of contemplated transactions and agreements and various other matters and risks, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  The Company is a large diversified financial services company. As such, it has significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the income statement. Market risk exposure is presented for each class of financial instrument held by the Company at June 30, 1999 and December 31, 1998, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:


                                  Fair Value
Category of risk exposure:     Asset (Liability)            Market Risk
------------------------------------------------------------------------------
                             June 30,  December 31,    June 30,   December 31,
                               1999        1998          1999            1998
------------------------------------------------------------------------------
(In millions)

Equity markets (1):
 Equity securities           $ 203.8     $ 198.1       $  50.9      $    49.8
 Options purchased             310.5       212.5        (282.7)        (173.1)
 Options written               (22.3)      (39.7)          7.3            9.2
 Futures-long                                            146.5           46.6
 Futures-short                                            (1.4)         (60.3)
 Short sales                  (460.7)     (657.7)       (115.2)        (164.4)
Interest rate (2):
 Short sales of U.S.
  government securities       (636.7)     (125.3)         31.7         (135.6)
 Options written on
  U.S. government securities    (3.8)                   (125.6)
Commodities (3):
 Energy purchase
  obligations                   (9.8)      (16.9)         (6.9)          (5.4)
 Oil Swaps                       1.2                      (7.7)
 Oil Options Written            (2.5)                      1.0
 Gold (4):
  Options purchased             29.2        17.5         (29.2)         (17.5)
  Options written              (10.0)       (3.7)         10.0            3.7
 Other (5)                       1.3                      (3.5)           (.5)
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

Other than trading portfolio:


                                   Fair Value
Category of risk exposure:      Asset (Liability)            Market Risk
------------------------------------------------------------------------------
                             June 30,  December 31,    June 30,  December 31,
                               1999        1998          1999            1998
------------------------------------------------------------------------------
(In millions)

Equity market (1):
 Equity securities (a):
  CNA Financial general
   accounts                  $ 3,203.2   $ 1,970.1      $  (799.0)  $  (493.0)
  CNA Financial separate
   accounts                      372.0       297.0          (93.0)      (74.0)
 Equity index futures,
  separate accounts (b)                                    (242.0)     (229.0)
Interest rate (2):
 Fixed maturities (a)         29,962.6    31,409.4       (1,515.3)   (1,574.0)
 Short-term investments (a)   10,996.3     7,792.1           (4.0)      (21.0)
 Interest rate swaps              (2.0)      (20.0)           6.0         9.0
 Other derivative securities      12.0         6.0            1.0        10.0
 Separate Accounts (a):
  Fixed maturities             3,638.0     4,155.0         (148.0)     (176.0)
  Short-term investments         481.0       473.0           (1.0)
 Long-term debt               (5,679.0)   (5,791.9)
Foreign currency forwards (3)     28.0                      139.0
------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in interest rates of 100 basis points and (3) a decline of 20% in foreign currency exchange rates.

(a) Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(559.0) and $(441.0) at June 30, 1999 and December 31, 1998, respectively.
(b) This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices that affect the value of equity securities or instruments that derive their value from such securities or indexes.

  Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at June 30, 1999 and December 31, 1998, with all other variables held constant.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on June 30, 1999 and December 31, 1998 due to instantaneous parallel changes in the yield curve at the end of the period. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

  The Company's debt, including certain related interest rate swap agreements, as of June 30, 1999 and December 31, 1998 are denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $330.4 and $331.0 million at June 30, 1999 and December 31, 1998, respectively. A 100 basis point decrease would result in an increase in market value of $367.4 and $429.4 million at June 30, 1999 and December 31, 1998, respectively.

  The sensitivity analysis assumes an instantaneous shift in market rates increasing 100 basis points from their levels at June 30, 1999 and December 31, 1998, with all other variables held constant.

  Foreign Exchange Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Marks, Chilean Pesos, Argentinean Pesos and Japanese Yen. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at June 30, 1999 and December 31, 1998, with all other variables held constant.

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

                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

  1. CNA is involved in various lawsuits involving environmental pollution claims and litigation with Fibreboard Corporation. Information involving such lawsuits is incorporated by reference to Note 8 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2. As noted in Item 3 Legal Proceedings of the Company's Report on Form 10-K for the year ended December 31, 1998, Lorillard is defendant in various lawsuits seeking damages for cancer and health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information involving such lawsuits is incorporated by reference to such Item 3 Legal Proceedings. Material developments in relation to the foregoing are described below.

CONVENTIONAL PRODUCT LIABILITY CASES -

  On February 9 and 10, 1999, a jury in the Superior Court of San Francisco County, California, returned a verdict in favor of the plaintiff in the case of Henley v. Philip Morris Incorporated. The jury awarded plaintiff $1.5 in actual damages and $50.0 in punitive damages. The court subsequently reduced the punitive damages award to $25.0. Philip Morris has noticed an appeal to the California Court of Appeals. Neither the Company nor Lorillard were defendants in the case.

  On March 30, 1999, a jury in the Circuit Court of Multnomah County, Oregon, returned a verdict in favor of the plaintiff in the case of Williams v. Philip Morris Incorporated and awarded her $.8 million in actual damages and $79.5 million in punitive damages. The court has reduced the punitive damages award to $32.0 million. Plaintiff and Philip Morris have separately noticed appeals to the Oregon Court of Appeals. Neither the Company nor Lorillard were defendants in the case.

  On May 10, 1999, a jury returned a verdict in favor of Philip Morris, R.J. Reynolds and Brown & Williamson in a consolidated trial involving four cases before the Circuit Court of Shelby County, Tennessee (Karney v. Philip Morris Incorporated; McDaniel v. Brown & Williamson, et al.; Newcomb v. Brown & Williamson, et al.; and Settle v. Brown & Williamson, et al.). Plaintiffs did not notice appeal in any of the four cases. Neither the Company nor Lorillard were defendants in these matters.

  On May 13, 1999, a jury in the United States District Court for the Western District of Missouri returned a verdict in favor of the defendant in the case of Steele v. Brown & Williamson Tobacco Corporation. Plaintiffs did not notice an appeal. Neither the Company nor Lorillard were defendants in the case.

  On June 3, 1999, a jury in the case of Butler v. Philip Morris, Inc., et al., tried in the Circuit Court of Jones County, Mississippi, returned a verdict in favor of the defendants, including Lorillard. The court has not ruled on plaintiffs' motion for judgment notwithstanding the verdict or for new trial. The Company was named as a defendant in the complaint, but the court issued an order on the eve of trial that granted the Company's motion to dismiss the complaint. Plaintiffs alleged their decedent died as a result of exposure to environmental tobacco smoke.

  On July 9, 1999, a jury in the District Court of East Baton Rouge Parish, Louisiana, returned a verdict in favor of the defendants in the case of Gilboy
v. American Tobacco Company, et al. The time for plaintiffs to file a post-trial motion or to notice an appeal has not expired. Neither the Company nor Lorillard were defendants in the case.

CLASS ACTIONS -

  Trial began during July 1998 in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). Prior to trial, plaintiffs were granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who allege injury or have died from medical conditions caused by their addiction to cigarettes containing nicotine. Plaintiffs seek actual damages and punitive damages estimated to be in the billions of dollars. Plaintiffs also seek equitable relief including, but not limited to, a fund to enable Florida smokers' medical condition to be monitored for future health care costs, attorneys' fees, and court costs. Defendants are the major U.S. cigarette manufacturers, including Lorillard, the parent company of one of the manufacturers, The Tobacco Institute and the Council for Tobacco Research. The Company is not a defendant in the case. See Note 8 of the Notes to Consolidated Condensed Financial Statements, included in Part I, for a discussion of the Phase One verdict and certain other recent developments in this case.

   In the case of Avallone, et al. v. The American Tobacco Company, et al. (Superior Court, Middlesex County, New Jersey, filed April 23, 1998), the court has taken under advisement plaintiffs' motion for reconsideration of the order denying plaintiffs' motion for class certification on behalf of New Jersey casino workers occupationally exposed to environmental tobacco smoke. The Company is a defendant in this matter.

  In the cases of Badillo v. American Tobacco Company, et al. (filed October 8, 1997), Christensen v. Philip Morris Companies, Inc., et al. (filed April 3,
1998), Dienno v. Liggett Group, Inc., et al. (filed December 22, 1997), and Selcer v. R.J. Reynolds Tobacco Company, et al. (filed March 3, 1997) (each case pending in U.S. District Court, Nevada), the court has certified to the Nevada Supreme Court questions of Nevada law in order to assist it in ruling on the class certification issues raised by the parties in the briefing on plaintiffs' motions for class certification. The Company is a defendant in Badillo and Christensen. To date, none of the defendants have received service of process in Christensen.

  In the case of Barnes v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Eastern District, Pennsylvania), the United States Supreme Court declined to accept plaintiffs' petition for writ of certiorari, which concluded activity in the case. Plaintiffs had asked the Supreme Court to review rulings by the U.S. Court of Appeals for the Third Circuit that affirmed the trial court's order dismissing the case and decertifying the class it previously had ordered.

  In the case of Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke, certain individuals have objected to the settlement agreement approved by the court on February 3, 1998 and noticed appeals to the Florida Court of Appeal. The Court of Appeal issued a ruling that largely affirmed the settlement order. Certain of the individual objectors have asked the Florida Supreme Court to review the settlement.

  In the case of Castano, et al. v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed March 29, 1994), the court entered an order that administratively terminated the case.

  In the case of Chamberlain v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio, filed August 14, 1996), the court has denied plaintiffs' motion for class certification. The Company is a defendant in the case. Due to the denial of the class certification motion, the case is no longer proceeding as a class action and plaintiffs are pursuing their individual claims.

  In the case of Clay, et al. v. The American Tobacco Company, Inc., et al. (U.S. District Court, Southern District, Illinois, Benton Division, filed May 22, 1997), the court denied plaintiffs' motion for class certification on behalf of residents of 46 states who alleged nicotine dependence. A stipulation to voluntarily dismiss the case was filed, but the court has not entered an order to date.

  In the cases of Cosentino v. Philip Morris Incorporated, et al. (filed May 28, 1997), Kirstein v. American Tobacco Company, Inc., et al. (filed May 28,
1997), Lippincott v. American Tobacco Company, Inc., et al. (filed June 13,
1997), Piscitello v. Philip Morris, Incorporated, et al. (filed July 28, 1997) and Tepper v. Philip Morris Incorporated, et al. (filed May 28, 1997) (each case pending in the Superior Court of Middlesex County, New Jersey), the New Jersey Supreme Court has not announced whether it will grant review of the rulings by the trial court that denied plaintiffs' motions for class certification.

  In the case of Geiger, et al. v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York), the court denied plaintiffs' renewed motion for class certification on behalf of New York residents who smoked cigarettes and contracted lung cancer and/or throat cancer.

  In the case of Granier, et al. v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed September 26, 1994), the court entered an order that administratively terminated the case.

  In the case of Hansen, et al. v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Arkansas), the court has denied plaintiffs' motion for class certification on behalf of residents of Arkansas who alleged nicotine dependence. Plaintiffs have attempted to notice an appeal from the ruling. The Company is a defendant in this matter.

  In the case of Reed v. Philip Morris, Inc., et al. (Superior Court, District of Columbia), the court denied plaintiffs' renewed motion for class certification. The court previously denied plaintiffs' original class certification motion.

  In the case of Smokers for Fairness v. British American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 25,
1998), plaintiffs have voluntarily dismissed the case without prejudice.

  In the case of Taylor v. The American Tobacco Company, et al. (Circuit Court, Wayne County, Michigan, filed May 23, 1997), the parties have completed briefing of plaintiffs' motion for class certification and oral argument has been scheduled.

  In the case of Thompson v. American Tobacco Company, et al. (U.S. District Court, Minnesota, filed September 4, 1996), the court has scheduled trial to begin on June 1, 2000. The Company is a defendant in this matter.

  In the case of Vaughan v. Philip Morris Incorporated, et al. (U.S. District Court, Western District, Virginia, filed June 30, 1998), plaintiffs have voluntarily dismissed the matter.

  Since the effective date of the Loews Corporation Form 10-K dated December 31, 1998, Lorillard has received service of the following cases:

  Jones v. The American Tobacco Company, Inc., et al. (Circuit Court, Jackson County, Missouri, filed December 22, 1998). The Company is named as a defendant in this matter.

  Tobacco Consumers Group No. 3 v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Massachusetts, filed March 22, 1999).

  Sturgeon v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 9, 1999).

  Julian v. Philip Morris Companies Inc., et al. (U.S. District Court, Middle District, Alabama, filed April 14, 1999).

REIMBURSEMENT CASES -

Governmental Reimbursement Cases:

  Judgment has become final, pursuant to the MSA, in the cases brought by the settling states that are listed below:

  State of Alaska v. Philip Morris, Incorporated, et al. (Superior Court, First Judicial District, Alaska, filed April 14, 1997).

  State of Delaware v. Philip Morris Incorporated, et al. (Chancery Court, New Castle County, Delaware, filed December 21, 1998).

  Government of Guam v. Philip Morris Incorporated, et al. (Superior Court, Hagatina, Guam, filed December 21, 1998).

  State of Hawaii v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, First Circuit Hawaii, filed January 31, 1997).

  Ieyoub v. The American Tobacco Company, et al. (U.S. District Court, Western District, Louisiana, filed March 13, 1996).

  Kelley v. Philip Morris Incorporated, et al. (Circuit Court, Ingham County, Michigan, filed August 21, 1996).

  McGraw v. The American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed September 20, 1994).

  State of North Dakota v. Philip Morris Incorporated, et al. (District Court, Cass County, North Dakota, filed December 21, 1998).

  State of South Carolina v. Brown & Williamson Tobacco Corporation, et al. (Court of Common Pleas, Richland County, South Carolina, filed May 12, 1997).

  State of South Dakota and South Dakota Department of Social Services v. Philip Morris, Inc., et al. (Circuit Court, Sixth Judicial Circuit, Hughes County, South Dakota, filed February 23, 1998).

  The United States Virgin Islands v. Philip Morris Incorporated, et al. (U.S. District Court, United States Virgin Islands, filed December 18, 1998).

  In the case of People of the State of California v. Philip Morris Incorporated, et al. (Superior Court, San Francisco County, California, filed September 5, 1996), plaintiffs have voluntarily dismissed the action. The case was brought by various California counties and cities and local chapters of various medical societies and associations.

  In the case of The Republic of Bolivia v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed January 20, 1999), the United States Panel on Multi-District Litigation granted a motion filed by certain of the cigarette manufacturing defendants to transfer to the Panel this and other matters filed by non-U.S. governments that are pending in U.S. federal courts. The Company is a defendant in this matter.

  In the case of The Republic of Guatemala v. The Tobacco Institute, Inc., et al. (U.S. District Court, District of Columbia, filed May 11, 1998), the United States Panel on Multi-District Litigation granted a motion filed by certain of the cigarette manufacturing defendants to transfer to the Panel this and other matters filed by non-U.S. governments that are pending in U.S. federal courts. Neither the Company nor Lorillard are defendants in this matter.

  In the case of The Republic of Nicaragua v. Liggett Group, Inc., et al. (U.S. District Court, District of Columbia, filed December 10, 1998), the United States Panel on Multi-District Litigation granted a motion filed by certain of the cigarette manufacturing defendants to transfer to the Panel this and other matters filed by non-U.S. governments that are pending in U.S. federal courts. Neither Lorillard nor the Company are defendants in this matter.

  In the case of The Republic of Panama v. The American Tobacco Company, et al. (Circuit Court, Orleans Parish, Louisiana, filed October 16, 1998), the U.S. District Court for the Eastern District of Louisiana granted plaintiffs' motion to remand the case to state court so the matter was not subject to transfer to the United States Panel on Multi-District Litigation. The Company is a defendant in this matter.

  In the case of The Kingdom of Thailand v. The Tobacco Institute, Inc., et al. (U.S. District Court, Southern District, Texas, filed January 29, 1999), plaintiff voluntarily dismissed the case immediately after the United States Panel on Multi-District Litigation granted certain cigarette manufacturing defendants' motion to transfer this and other matters filed by non-U.S. governments in U.S. courts to the Panel. Neither the Company nor Lorillard were defendants in this case.

  In the case of Republic of Venezuela v. Philip Morris Companies, et al. (U.S. District Court, District of Columbia, filed January 27, 1999), the United States Panel on Multi-District Litigation granted a motion filed by certain of the cigarette manufacturing defendants to transfer to the Panel this and other matters filed by non-U.S. governments that are pending in U.S. federal courts. The Company is a defendant in this matter.

  The following additional Governmental Reimbursement Cases have been filed:

  The State of Rio de Janeiro of the Federated Republic of Brazil v. Philip Morris Companies, Inc., et al. (District Court, Angelina County, Texas, filed July 12, 1999). The Company is named as a defendant in the case.

  The case of Kupat Holim Clalit v. Philip Morris, Inc., et al. (Jerusalem District Court, filed September 28, 1998). Lorillard and the Company are named as defendants.

Reimbursement Case filed by Private Citizens:

  In the case of Coyne v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio, filed September 17, 1996), the United States Court of Appeals for the Sixth Circuit has affirmed the trial court's order granting defendants' motion to dismiss the complaint. The deadline has not expired for plaintiffs to seek additional appellate review of this decision. The Company is a defendant in the case.

Reimbursement Case filed by Indian Tribes:

  In the case of Pechanga Band of Luiseno Mission Indians, et al. v. Philip Morris, Inc., et al. (Superior Court, San Diego County, California, filed October 30, 1998), plaintiffs have filed an amended complaint that dismisses claims on behalf of the first named plaintiff in the suit. The case now will be known as U Tu Utu Gwaitu Paiute Tribe, et al. v. Philip Morris, Inc., et al.

  The following additional reimbursement cases by Indian tribes have been filed:

  Yukon-Kuskokwim Health Corporation v. Philip Morris, Incorporated, et al. (Superior Court, Fourth Judicial District Alaska, filed April 5, 1999). To date, Lorillard has not received service of process.

  Acoma Pueblo, et al. v. The American Tobacco Company, et al. (District Court, Santa Fe County, New Mexico, filed June 16, 1999). Plaintiffs are 34 Indian Tribes. To date, none of the defendants have received service of process.

Reimbursement Cases filed by Private Companies:

  In the case of Conwed Corporation, et al. v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Minnesota), the court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiffs did not notice an appeal.

  In the case of Group Health Plan, Inc., et al. v. Philip Morris
Incorporated, et al. (U.S. District Court, Minnesota, filed March 11, 1998), the court has scheduled the case for trial on December 1, 2000.

  In the case of Great Lakes Sales & Marketing, Inc. v. The American Tobacco Company, et al. (U.S. District Court, Western District, Pennsylvania, filed March 23, 1998), the United States Court of Appeals for the Third Circuit dismissed plaintiff's appeal due to its failure to comply with the court's scheduling order. Plaintiff, which formerly was known as Williams & Drake Company, had appealed from the trial court's final judgment in defendants' favor, which reflected an order that granted defendants' motion to dismiss the complaint.

Reimbursement Cases filed by Labor Unions:

  In the case of Arkansas Carpenters Health & Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Arkansas, filed September 4, 1997), the court has entered an order scheduling the case for trial on January 18, 2000.

  In the case of B.A.C. Local 32 Insurance Trust Fund, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Michigan, filed November 14, 1997), defendants withdrew their objection to plaintiffs' request to voluntarily dismiss the case without prejudice. Defendants had asked the court to dismiss the matter with prejudice. The matter now is concluded.

  In the case of Bay Area Automotive Group Welfare Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed April 16, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of Bay Area Delivery Drivers Security Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed April 16, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of Carpenters and Joiners, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Minnesota, filed December 31, 1997), the court granted defendants' motion to dismiss the complaint and plaintiffs have noticed an appeal to the United States Court of Appeals for the Eighth Circuit.

  In the case of Central Coast Trust Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed September 30, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the cases of Central States Joint Board v. Philip Morris Incorporated, et al. and International Brotherhood of Teamsters Local 734 v. Philip Morris Incorporated, et al. (U.S. District Court, Northern District, Illinois, filed October 20, 1997), the cases have been consolidated for appeal. The parties have completed briefing of plaintiffs' appeals and oral argument has been scheduled.

  In the case of Central Valley Painting & Decorating Health & Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed July 6, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of Contractors, Laborers, Teamsters & Engineers Health & Welfare Plan v. Philip Morris, Inc., et al. (U.S. District Court, Nebraska, filed August 11, 1998), the court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiff did not notice an appeal.

  In the case of Hawaii Health and Welfare Trust Fund for Operating Engineers
v. Philip Morris, Inc., et al. (U.S. District Court, Hawaii, filed June 13,
1997), the trial court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiff has noticed an appeal to the United States Court of Appeals for the Ninth Circuit.

  In the case of I.B.E.W. Local 595 Health & Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed July 30, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of International Union of Operating Engineers Local 132 v. Philip Morris Incorporated, et al. (U.S. District Court, Southern District, West Virginia, filed July 11, 1997), plaintiff has voluntarily dismissed the case with prejudice.

  In the case of Ironworkers Local Union No. 17 Insurance Fund, et al. v. Philip Morris Incorporated et al. (U.S. District Court, Northern District, Ohio, Eastern Division, filed May 20, 1997), plaintiffs have noticed an appeal to the United States Court of Appeals for the Sixth Circuit from the trial court's final judgment in defendants' favor. On March 18, 1999, the jury returned a verdict in favor of the defendants.

  In the case of Joint Benefit Trust v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed June 15, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of National Asbestos Workers, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed February 27, 1998), the court has scheduled this matter for trial on April 5, 2000. The Company is a defendant in the case.

  In the case of New Jersey Carpenters, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, New Jersey, filed September 25, 1997), the court entered an order sua sponte that dismissed the case based on a ruling by the U.S. Court of Appeals for the Third Circuit in the case of Steamfitters Local Union No. 420 Welfare Fund, et al. v. Philip Morris, Inc., et al.

  In the case of Newspaper Periodical Drivers Local 921 San Francisco Newspaper Agency Health & Welfare Fund v. Philip Morris, Inc., et al. (Superior Court, San Mateo County, California, filed March 31, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of North Coast Trust Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed April 24, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiffs have dismissed their case in order to assert claims as a purported class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of Northern California Bakery Drivers Security Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed April 24, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of Northern California General Teamsters Security Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed May 22, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of Northern California Pipe Trades Health and Welfare Trust v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed June 18, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of Northern California Plasterers Health & Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed May 21, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of Northern California Tile Industry Health & Welfare Trust Fund
v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed July 29, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of Northwest Laborers-Employers Health and Security Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Western District, Washington, filed May 21, 1997), the court granted defendants' motion for summary judgment and has entered final judgment in their favor. The time for plaintiffs to seek review of this decision has not expired.

  In the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 16, 1997; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), the case is proceeding. The court has scheduled the case for trial on June 19, 2000.

  In the case of Operating Engineers Local 324 Health Care Fund, et al. v Philip Morris, Inc., et al. (Circuit Court, Wayne County, Michigan, filed December 30, 1997), the trial court has granted defendants' motion to dismiss and has entered final judgment in their favor. Plaintiffs have noticed an appeal to the Michigan Court of Appeals.

  In the case of Oregon Laborers -- Employers Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Oregon, filed June 20, 1997), the United States Court of Appeals for the Ninth Circuit affirmed the trial court's final judgment, which reflected a ruling granting defendant's motion for judgment on the pleadings. The deadline for plaintiffs to seek additional appellate review of this decision has not expired.

  In the case of Pipe Trades District Council No. 36 Health & Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed April 16, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of Plastering Industry Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed July 1, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of San Francisco Culinary, Bartenders & Service Employees Welfare Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed July 30, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of San Francisco Newspaper Publishers and Northern California Newspaper Guild Health & Welfare Trust v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed April 17, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of Shop Ironworkers Local 790 Welfare Plan v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed July 31, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of Sign, Pictorial and Display Industry Welfare Fund v. Philip Morris, Inc., et al. (Superior Court, San Francisco County, California, filed April 16, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of Stationary Engineers Local 39 Health and Welfare Trust Fund
v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 25, 1997), plaintiffs have filed a motion to voluntarily dismiss the case without prejudice. Defendants have opposed plaintiff's motion and have sought dismissal of the case with prejudice. The court has not announced a ruling to date.

  In the case of Steamfitters Local Union No. 420 Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed August 21, 1997), the United States Court of Appeals for the Third Circuit affirmed the trial court's final judgment in defendants' favor. The final judgment reflected a ruling by the trial court that granted defendants' motion to dismiss the complaint. Plaintiffs have sought an extension of time to file a petition for writ of certiorari with the United States Supreme Court.

  In the case of Teamsters Benefit Trust v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed April 15, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of United Association Local 159 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed April 15, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of United Association Local No. 343 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed April 16, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiff has dismissed the case and will become an absent class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of U.A. Local No. 393 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (Superior Court, Alameda County, California, filed May 21, 1998; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiffs have dismissed their case in order to assert claims as a purported class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of United Association of Plumbing and Pipefitters Industry Local 467, et al. v. Philip Morris Incorporated, et al. (Superior Court, San Mateo County, California, filed March 31, 1998; assigned to a Coordinated Proceeding before the Superior Court of San Diego County, California), plaintiffs have dismissed their case in order to assert claims as a purported class member in the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al.

  In the case of West Virginia-Ohio Valley Area International Brotherhood of Electrical Workers Welfare Fund v. The American Tobacco Company, et al. (U.S. District Court, West Virginia, filed September 11, 1997), plaintiff has voluntarily dismissed the case.

CONTRIBUTION CLAIMS -

  In the case of Falise, et al. v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York), the court has scheduled the case for trial on February 1, 2000.

FILTER CASES -

  In the case of Lacy v. Lorillard, Inc., et al. (Superior Court, Norfolk County, Massachusetts, filed September 1, 1994), the jury returned a verdict in favor of Lorillard and Hollingsworth & Vose. Plaintiff did not notice an appeal.

  In the case of Connor v. ACandS, Inc. et al. (Circuit Court, Baltimore City, Maryland, filed July 29, 1997), the jury returned a verdict in favor of plaintiffs and against the only defendants remaining in the case, Lorillard and Hollingsworth & Vose. The jury awarded plaintiffs $.2 million in actual damages and $2.0 million in non-economic damages. The court has not ruled on one post-trial motion filed by Lorillard and Hollingsworth & Vose that seeks a reduction of the damages awarded to plaintiffs. The court has denied all remaining post-trial motions.

OTHER TOBACCO CASES -

  In the case of Cordova v. Liggett Group, Inc., et al. (Superior Court, San Diego County, California, filed May 12, 1992), plaintiff has voluntarily dismissed the matter.

FDA REGULATIONS -

  The FDA has promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and

Cosmetic Act. These regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, record keeping, manufacturing and other requirements. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the regulations, and could materially adversely affect the business, volume, results of operations, cash flows and financial position of Lorillard and the Company. In August 1998, the Fourth Circuit Court of Appeals ruled that the FDA does not have the authority to regulate tobacco products, and declared the FDA's regulations invalid. In April 1999, the U.S. Supreme Court agreed to review the Fourth Circuit's decision. The ultimate outcome of this litigation cannot be predicted.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

  Set forth below is information relating to the 1999 Annual Meeting of Shareholders of the Registrant:

  The annual meeting was called to order at 11:00 A.M., May 11, 1999. Represented at the meeting, in person or by proxy, were 103,552,151 shares, approximately 92.9% of the issued and outstanding shares entitled to vote.

  The following business was transacted:

Election of Directors
---------------------

  Over 98% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

                                             Votes For          Votes Withheld
                                             ---------          --------------

Charles B. Benenson                        102,359,910               1,192,241
John Brademas                              102,365,679               1,186,472
Dennis H. Chookaszian                      102,154,132               1,398,019
Paul J. Fribourg                           102,157,129               1,395,022
Bernard Myerson                            102,276,784               1,275,367
Edward J. Noha                             102,092,284               1,459,867
Gloria R. Scott                            102,411,114               1,141,037
Andrew H. Tisch                            102,280,474               1,271,677
James S. Tisch                             102,291,654               1,260,497
Jonathan M. Tisch                          102,289,263               1,262,888
Laurence A.Tisch                           102,274,154               1,277,997
Preston R. Tisch                           102,316,652               1,235,499

Ratification of the appointment of Independent Certified Public Accountants
---------------------------------------------------------------------------

  Approved - 103,132,659, approximately 99.6% of the shares voting, voted to ratify the appointment of Deloitte & Touche, LLP as independent certified public accountants for the Company. 124,795 shares, approximately 0.1 % of the shares voting, voted against, and 294,697 shares, approximately 0.3% of the shares voting, abstained.

Shareholder proposal relating to reporting of executive compensation
--------------------------------------------------------------------

  Rejected - 85,574,790 shares, approximately 89.2% of the shares voting, voted against this shareholder proposal. 9,675,573 shares, approximately 10.1% of the shares voting, were cast for, and 712,501 shares, approximately 0.7% of the shares voting, abstained. In addition, there were 7,589,287 shares as to which brokers indicated that they did not have authority to vote ("broker non-votes").

Shareholder proposal relating to pregnant women
-----------------------------------------------

  Rejected - 84,578,107 shares, approximately 88.1% of the shares voting, voted against this shareholder proposal. 5,341,702 shares, approximately 5.6% of the shares voting, were cast for, and 6,043,056 shares, approximately 6.3% of the shares voting, abstained. In addition, there were 7,589,286 broker non-votes.

Shareholder proposal relating to teen smoking
---------------------------------------------

  Rejected - 88,133,380 shares, approximately 91.8% of the shares voting, voted against this shareholder proposal. 3,593,617 shares, approximately 3.8% of the shares voting, were cast for, and 4,235,869 shares, approximately 4.4% of the shares voting, abstained. In addition, there were 7,589,285 broker non-votes.

Shareholder proposal relating to tobacco advertising
----------------------------------------------------

  Rejected - 88,272,100 shares, approximately 92.0% of the shares voting, voted against this shareholder proposal. 5,168,643 shares, approximately 5.4% of the shares voting, were cast for, and 2,522,123 shares, approximately 2.6% of the shares voting, abstained. In addition, there were 7,589,285 broker non-votes.

Shareholder proposal relating to independent directors
------------------------------------------------------

  Rejected - 58,094,436 shares, approximately 60.5% of the shares voting, voted against this shareholder proposal. 33,549,351 shares, approximately 34.9% of the shares voting, were cast for, and 4,426,472 shares, approximately 4.6% of the shares voting, abstained. In addition, there were 7,481,892 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

 (a) Exhibits--

     (27.1) Financial Data Schedule for the six months ended June 30, 1999.

 (b) Current reports on Form 8-K--The Company filed a report on Form 8-K on June 10, 1999 stating that CNA Financial Corporation, an 85% owned subsidiary of Loews Corporation, issued a press release. A copy of the press release was included in the Form 8-K as Exhibit 99.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: August 16, 1999                           By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)