Form 10-Q
period 1999-09-30
LOEWS CORP
filed 1999-11-15
CIK 60086

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

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

                      Yes     X               No
                          ---------              ---------

        Class                                  Outstanding at November 5, 1999
--------------------------                     -------------------------------
Common stock, $1 par value                            106,050,300 shares

==============================================================================

                                      INDEX


Part I. Financial Information                                         Page No.
                                                                      --------
  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      September 30, 1999 and December 31, 1998 ....................         3

    Consolidated Condensed Statements of Income--
      Three and nine months ended September 30, 1999 and 1998 .....         4

    Consolidated Condensed Statements of Cash Flows--
      Nine months ended September 30, 1999 and 1998 ...............         5

    Notes to Consolidated Condensed Financial Statements ..........         6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations ............................        24

  Item 3. Quantitative and Qualitative Disclosures about Market
   Risk ...........................................................        40

Part II. Other Information

  Item 1. Legal Proceedings .......................................        44

  Item 6. Exhibits and Reports on Form 8-K ........................        56

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
------------------------------------------------------------------------------
(Amounts in millions of dollars)               September 30,      December 31,
                                                  1999               1998
                                               -------------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of
   $28,582.0 and $30,850.3 ...................  $28,078.0            $31,409.4
  Equity securities, cost of $1,939.2 and
   $1,624.7 ..................................    3,279.6              2,380.7
  Other investments ..........................    1,342.1              1,123.0
  Short-term investments .....................   11,827.1              7,792.1
                                                ------------------------------
     Total investments .......................   44,526.8             42,705.2
Cash .........................................      362.9                287.4
Receivables-net ..............................   13,147.5             12,953.4
Property, plant and equipment-net ............    3,084.5              2,848.3
Deferred income taxes ........................    1,102.4                872.6
Goodwill and other intangible assets-net .....      457.5                489.4
Other assets .................................    2,706.9              3,125.1
Deferred policy acquisition costs of insurance
 subsidiaries ................................    2,650.1              2,422.2
Separate Account business ....................    4,572.5              5,202.8
                                                ------------------------------
     Total assets ............................  $72,611.1            $70,906.4
                                                ==============================

Liabilities and Shareholders' Equity:

Insurance reserves and claims ................  $40,532.9            $40,438.5
Payable for securities purchased .............    1,249.5              1,160.8
Securities sold under repurchase agreements ..    2,872.3                579.5
Long-term debt, less unamortized discount ....    5,699.3              5,966.7
Other liabilities ............................    5,349.6              4,879.6
Separate Account business ....................    4,572.5              5,202.8
                                                ------------------------------
     Total liabilities .......................   60,276.1             58,227.9
Minority interest ............................    2,429.5              2,477.3
Shareholders' equity .........................    9,905.5             10,201.2
                                                ------------------------------
     Total liabilities and shareholders'
      equity .................................  $72,611.1            $70,906.4
                                                ==============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
------------------------------------------------------------------------------------------------
(In millions, except per share data)             Three Months Ended        Nine Months Ended
                                                    September 30,              September 30,
                                                1999           1998         1999         1998
                                              --------------------------------------------------
Revenues:
  Insurance premiums .....................    $3,327.6       $3,361.9     $10,270.5   $10,281.4
  Investment income, net of expenses .....       589.6          585.4       1,727.8     1,837.9
  Investment gains (losses) ..............        (2.3)         660.6         136.7       328.7
  Manufactured products (including excise
   taxes of $137.5, $134.8, $388.6 and
   $371.5) ...............................     1,106.4          805.2       3,067.0     2,126.2
  Other ..................................       409.2          579.2       1,404.0     1,681.3
                                              --------------------------------------------------
     Total ...............................     5,430.5        5,992.3      16,606.0    16,255.5
                                              --------------------------------------------------
Expenses:
  Insurance claims and policyholders'
   benefits ..............................     2,752.8        2,807.0       8,609.7     8,681.1
  Amortization of deferred policy
   acquisition costs .....................       483.3          465.9       1,591.4     1,560.7
  Cost of manufactured products sold .....       279.7          272.6         805.8       769.2
  Other operating expenses ...............     1,057.9        1,262.0       3,229.1     3,188.7
  Tobacco litigation settlements .........       297.9           30.8         782.4       218.3
  Interest ...............................        91.1           89.3         286.7       282.3
                                              --------------------------------------------------
     Total ...............................     4,962.7        4,927.6      15,305.1    14,700.3
                                              --------------------------------------------------
                                                 467.8        1,064.7       1,300.9     1,555.2
                                              --------------------------------------------------
  Income tax expense .....................       165.2          384.9         424.9       532.0
  Minority interest ......................        31.3           62.7         147.1       242.6
                                              --------------------------------------------------
     Total ...............................       196.5          447.6         572.0       774.6
                                              --------------------------------------------------
Income before cumulative effect of changes
 in accounting principles ................       271.3          617.1         728.9       780.6

Cumulative effect of changes in accounting
 principles-net ..........................                                   (157.9)
                                              --------------------------------------------------
Net income ...............................    $  271.3       $  617.1     $   571.0   $   780.6
                                              ==================================================
Net income per share:
 Income before cumulative effect of
  changes in accounting principles .......    $   2.52       $   5.38     $    6.65   $    6.79
 Cumulative effect of changes in
  accounting principles-net ..............                                    (1.44)
                                              --------------------------------------------------
Net income ...............................    $   2.52       $   5.38     $    5.21   $    6.79
                                              ==================================================
Cash dividends per share .................    $    .25       $    .25     $     .75   $     .75
                                              ==================================================

Weighted average number of shares
 outstanding .............................       107.6          114.7         109.5       114.9
                                              ==================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
------------------------------------------------------------------------------
(Amounts in millions)                          Nine Months Ended September 30,
                                                   1999              1998
                                               -------------------------------
Operating Activities:
  Net income ..................................  $    571.0        $    780.6
  Adjustments to reconcile net income
  to net cash used by operating activities-net        221.3             191.9
  Cumulative effect of changes in accounting
   principles .................................       157.9
  Changes in assets and liabilities-net:
    Reinsurance receivable ....................       126.5            (178.3)
    Other receivables .........................       141.2            (693.1)
    Deferred policy acquisition costs .........      (228.0)           (217.3)
    Insurance reserves and claims .............        98.2             665.5
    Other liabilities .........................       263.5             135.1
    Trading securities ........................      (656.1)           (673.4)
    Other-net .................................       170.7            (165.7)
                                                  ---------------------------
                                                      866.2            (154.7)
                                                  ---------------------------
Investing Activities:
  Purchases of fixed maturities ...............   (45,708.9)        (50,541.0)
  Proceeds from sales of fixed maturities .....    45,461.0          49,698.1
  Proceeds from maturities of fixed maturities      2,305.3           2,655.3
  Change in securities sold under repurchase
   agreements .................................     2,292.8             (94.8)
  Purchases of equity securities ..............      (735.3)           (793.0)
  Proceeds from sales of equity securities ....       879.8             511.7
  Change in short-term investments ............    (3,962.2)           (560.7)
  Purchases of property, plant and equipment ..      (491.9)           (345.2)
  Purchases of subsidiary common stock ........       (67.9)
  Change in other investments .................        49.0            (246.2)
                                                  ---------------------------
                                                       21.7             284.2
                                                  ---------------------------
Financing Activities:
  Dividends paid to shareholders ..............       (82.3)            (86.2)
  Dividends paid to minority interest .........       (30.3)            (30.7)
  Purchases of treasury shares ................      (435.4)           (110.1)
  Purchases of treasury shares by subsidiaries                         (153.6)
  Issuances of long-term debt .................       206.1           1,011.7
  Principal payments on long-term debt ........      (474.4)         (1,065.9)
  Other .......................................         3.9             (11.5)
                                                  ---------------------------
                                                     (812.4)           (446.3)
                                                  ---------------------------
Net change in cash ............................        75.5            (316.8)
Cash, beginning of period .....................       287.4             497.8
                                                  ---------------------------
Cash, end of period ...........................   $   362.9        $    181.0
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

    The cumulative effect of these accounting changes resulted in a charge as follows:


  Accounting by Insurance and Other Enterprises for Insurance-Related
     Assessments (net of income taxes and minority interest of $95.4
     and $26.5) ..................................................................        $150.8
  Costs of Start-Up Activities (net of income taxes of $3.8) .....................           7.1
                                                                                          ------
                                                                                          $157.9
                                                                                          ======

  Comprehensive (loss) income

    Comprehensive (loss) income includes all changes to shareholders' equity, including net income (loss), except those resulting from investments by shareholders and distributions to shareholders. For the three and nine months ended September 30, 1999 and 1998, comprehensive (loss) income totaled $(285.4), $846.9, $226.0 and $1,042.3, respectively. Comprehensive
  (loss) income includes net income, unrealized appreciation (depreciation) and foreign currency translation gains or losses.

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

2.     Reinsurance:

    The effects of reinsurance on earned premiums are shown in the following table.



                                                       Direct     Assumed     Ceded       Net
                                                     -------------------------------------------

                                                         Nine Months Ended September 30, 1999
                                                     -------------------------------------------

    Property and casualty ......................     $ 6,731.0   $1,237.0   $  999.0   $ 6,969.0
    Accident and health ........................       2,801.0      117.0      253.0     2,665.0
    Life .......................................         799.0      139.0      302.0       636.0
                                                     -------------------------------------------
       Total ...................................     $10,331.0   $1,493.0   $1,554.0   $10,270.0
                                                     ===========================================

                                                         Nine Months Ended September 30, 1998
                                                     -------------------------------------------

    Property and casualty ......................     $6,295.0    $1,114.0   $481.0     $ 6,928.0
    Accident and health ........................      2,742.0       147.0    202.0       2,687.0
    Life .......................................        742.0       112.0    188.0         666.0
                                                     -------------------------------------------
       Total ...................................     $9,779.0    $1,373.0   $871.0     $10,281.0
                                                     ===========================================

    In the table above, life premiums are principally from long duration contracts, property and casualty premiums are from short duration contracts and approximately 75% of accident and health premiums are from short duration contracts.

3.     Receivables:

    The Company's receivables are comprised of the following:

                                                   September 30,  December 31,
                                                     1999            1998
                                                  ---------------------------

  Reinsurance .................................   $ 6,238.9         $ 6,415.8
  Other insurance .............................     5,724.7           5,542.8
  Security sales ..............................       730.9             276.4
  Accrued investment income ...................       402.2             409.8
  Other .......................................       402.4             652.4
                                                  ---------------------------
         Total ................................    13,499.1          13,297.2
  Less allowance for doubtful accounts and
   cash discounts .............................       351.6             343.8
                                                   ---------------------------
         Receivables-net ......................   $13,147.5         $12,953.4
                                                  ===========================

4.     Shareholders' equity:

                                                   September 30,  December 31,
                                                      1999            1998
                                                   ---------------------------

   Preferred stock, $.10 par value,
     Authorized--100,000,000 shares
   Common stock, $1 par value:
     Authorized--400,000,000 shares
     Issued--112,582,300 shares ................   $   112.6         $   112.6
   Additional paid-in capital ..................       162.3             162.3
   Earnings retained in the business ...........     9,522.2           9,033.5
   Accumulated other comprehensive income ......       547.8             892.8
                                                   ---------------------------
          Total ................................    10,344.9          10,201.2
   Less common stock (5,646,400 shares) held in
    treasury, at cost ..........................       439.4
                                                   ---------------------------
   Total shareholders' equity ..................   $ 9,905.5         $10,201.2
                                                   ===========================

5.     Restructuring and Other Related Charges:

    As part of CNA's restructuring plan that was initiated in August 1998, restructuring related charges of $70.0 were recorded in the nine months ended September 30, 1999. These charges did not qualify for accrual under generally accepted accounting principles at the end of the third quarter of 1998 and, therefore, have been expensed as incurred. The charges included the following:

    In the first nine months of 1999, restructuring related charges for CNA's property and casualty Agency Market Operations totaled approximately $48.0. The charges included employee severance and outplacement costs of $17.0 related to the planned net reduction in the workforce. The Agency Market Operations charges also included consulting costs of $9.0 and parallel processing charges of $10.0. Other charges, including relocation and facility charges, totaled approximately $12.0.

    In the first nine months of 1999, restructuring related charges for CNA's property and casualty Risk Management business totaled approximately $8.0. The charges included parallel processing costs of approximately $3.0, employee severance and outplacement costs of approximately $2.0 and other charges, including consulting and facility charges, totaling approximately $5.0. Additionally, Risk Management reduced its estimate for lease termination costs by $2.0 during the nine months ended September 30, 1999.

    In the first nine months of 1999, restructuring related charges for Group Operations totaled approximately $5.0. These charges related to employee severance and other charges.

    For the other segments of CNA, restructuring related charges totaled approximately $9.0 for the first nine months of 1999. These charges were primarily for employee termination related costs.

    The following table sets forth the major categories of restructuring accrual and changes therein during 1999.


                                          Employee
                                         Termination          Lease         Business
                                        and Related        Termination        Exit
                                       Benefit Costs          Costs          Costs      Total
                                      --------------------------------------------------------

  Accrued costs at December 31, 1998 .   $  37.0            $  42.0        $  32.0      $ 111.0
    Payments charged against liability     (27.0)              (7.0)         (12.0)       (46.0)
    Reduction in estimated costs . . .                         (2.0)                       (2.0)
                                        -------------------------------------------------------
  Accrued costs at September 30,
    1999.  . . . . . . . . . . . . . .   $  10.0            $  33.0       $   20.0     $   63.0
                                        =======================================================

6.     Subsequent Event:

    On October 1, 1999, CNA completed a previously announced transaction with The Allstate Corporation ("Allstate"), involving CNA's personal lines insurance business. Approximately $1,200.0 was transferred to Allstate for the policy liabilities assumed. Additionally, CNA received $140.0 in cash which consisted of (i) $120.0 in commissions for the reinsurance of the CNA personal insurance business by Allstate and (ii) $20.0 for an option exercisable during 2002 to purchase common stock of five CNA subsidiaries.

   CNA will continue to have an ongoing interest in the profitability of CNA's personal lines insurance business and the related successor business through a $75.0 equity linked note. In addition, CNA has licensed the "CNA Personal Insurance" trademark and personal insurance distribution system to Allstate for use in Allstate's personal insurance agency business for a period of five years. CNA will receive a royalty fee based on the business volume of personal insurance policies sold through the CNA agents for a period of six years.

7.     Business Segments:

    Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 86% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 52% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary). Each operating entity is responsible for the operation of its specialized business and is headed by a chief executive officer having the duties and authority commensurate with that position.

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

    The following tables set forth the Company's consolidated revenues and income by business segment:

                                                   Three Months Ended       Nine Months Ended
                                                     September 30,            September 30,
                                                  ----------------------------------------------
                                                    1999        1998          1999       1998
                                                  ----------------------------------------------

Revenues (a):
 CNA Financial:
   Property and casualty ....................     $2,679.3    $2,732.5     $ 8,675.0  $ 8,591.2
   Life .....................................        389.0       351.7       1,091.5    1,234.0
   Group ....................................        908.2       973.4       2,811.9    2,881.3
   Other Insurance ..........................        (59.3)      111.9         116.7      283.4
                                                  ----------------------------------------------
  Total CNA Financial .......................      3,917.2     4,169.5      12,695.1   12,989.9
 Lorillard ..................................      1,088.6       788.8       3,018.5    2,074.1
 Loews Hotels ...............................         63.1        57.8         191.7      171.2
 Diamond Offshore ...........................        216.1       326.6         676.6      950.5
 Bulova .....................................         38.6        35.4          99.6       96.2
 Corporate ..................................        106.9       614.2         (75.5)     (26.4)
                                                  ----------------------------------------------
  Total .....................................     $5,430.5    $5,992.3     $16,606.0  $16,255.5
                                                  ==============================================

Income before taxes, minority interest and
 cumulative effect of changes in accounting
 principles:
 CNA Financial:
   Property and casualty ....................     $   45.7    $   39.3     $   533.1  $   542.4
   Life .....................................         36.0        33.7         111.1      229.2
   Group ....................................         32.7       (56.6)         69.2      (33.4)
   Other Insurance ..........................        (82.2)      (31.6)       (248.7)    (125.6)
                                                  ----------------------------------------------
  Total CNA Financial .......................         32.2       (15.2)        464.7      612.6
 Lorillard ..................................        305.7       325.6         790.3      593.2
 Loews Hotels ...............................          1.5        10.0          12.9       30.0
 Diamond Offshore ...........................         58.2       167.2         219.8      464.3
 Bulova .....................................          6.1         5.6          14.2       13.6
 Corporate ..................................         64.1       571.5        (201.0)    (158.5)
                                                  ----------------------------------------------
  Total .....................................     $  467.8    $1,064.7     $ 1,300.9  $ 1,555.2
                                                  ==============================================

                                     Page 10



                                                   Three Months Ended       Nine Months Ended
                                                     September 30,            September 30,
                                                  ----------------------------------------------
                                                    1999        1998          1999       1998
                                                  ----------------------------------------------


Net income (a):
 CNA Financial:
   Property and casualty ....................     $   30.6    $   22.0     $   323.0  $   323.2
   Life .....................................         20.3        17.9          62.2      126.4
   Group ....................................         18.6       (29.9)         41.1      (15.0)
   Other Insurance ..........................        (45.7)      (22.7)       (125.3)     (75.7)
                                                  ----------------------------------------------
  Total CNA Financial .......................         23.8       (12.7)        301.0      358.9
 Lorillard ..................................        182.9       195.5         472.6      356.2
 Loews Hotels ...............................          1.2         6.5           8.5       18.0
 Diamond Offshore ...........................         18.8        54.0          70.4      144.0
 Bulova .....................................          3.3         3.2           7.8        7.3
 Corporate ..................................         41.3       370.6        (131.4)    (103.8)
                                                  ----------------------------------------------
                                                     271.3       617.1         728.9      780.6
 Cumulative effect of changes in accounting
  principles ................................                                 (157.9)
                                                  ----------------------------------------------
  Total .....................................     $  271.3    $  617.1     $   571.0  $   780.6
                                                  ==============================================


(a) Investment gains (losses) included in Revenues and Net income are as follows:


                                                   Three Months Ended       Nine Months Ended
                                                     September 30,            September 30,
                                                  ----------------------------------------------
                                                    1999        1998          1999       1998
                                                  ----------------------------------------------


Revenues:
 CNA Financial:
   Property and casualty ......................   $ (61.1)     $ 65.7       $ 293.2    $  334.0
   Life .......................................     (19.4)        5.7         (47.5)      110.0
   Group ......................................      (3.4)        4.4           7.4        29.4
   Other Insurance ............................       2.7        18.3          55.0        29.0
                                                  ----------------------------------------------
  Total CNA Financial .........................     (81.2)       94.1         308.1       502.4
 Corporate ....................................      78.9       566.5        (171.4)     (173.7)
                                                  ----------------------------------------------
  Total .......................................   $  (2.3)    $ 660.6       $ 136.7    $  328.7
                                                  ==============================================

Net income:
 CNA Financial:
   Property and casualty ......................   $ (34.0)    $  32.0       $ 162.7    $  178.0
   Life .......................................     (10.8)        2.7         (26.4)       58.7
   Group ......................................      (1.9)        2.2           4.1        15.8
   Other Insurance ............................       1.8        10.4          30.7        15.9
                                                  ----------------------------------------------
  Total CNA Financial .........................     (44.9)       47.3         171.1       268.4
 Corporate ....................................      51.3       368.2        (111.4)     (112.9)
                                                  ----------------------------------------------
  Total .......................................   $   6.4     $ 415.5       $  59.7    $  155.5
                                                  ==============================================

                                     Page 11


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

    On June 23, 1999, the Supreme Court reversed the Fifth Circuit decision approving the Global Settlement Agreement by a 7 to 2 vote. On September 22, 1999, the District Court entered judgement disapproving the Global Settlement Agreement. If no appeals are filed from that judgement, it is expected to become final as of November 22, 1999.

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

    On October 12, 1993, Casualty, Pacific Indemnity and Fibreboard entered into the Trilateral Agreement to settle the coverage litigation to operate in the event that the Global Settlement Agreement was disapproved. The Trilateral Agreement calls for payment by Casualty and Pacific Indemnity of an aggregate $2,000.0, of which Casualty's portion is approximately $1,460.0, to Fibreboard to resolve all claims by Fibreboard and all future and certain present asbestos claims arising under the policies issued to Fibreboard by Casualty.

    Under the Trilateral Agreement, Casualty is also obligated to pay prior settlements of present asbestos claims. As a result of the final approval of the Trilateral Agreement, such obligation has become final.

    Through September 30, 1999, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 133,000 claims, for an estimated settlement amount of approximately $1,630.0 plus any applicable interest. Final court approval of the Trilateral Agreement obligated Casualty to pay under these settlements. Of these settlements, Casualty, has paid approximately $1,720.0 (including interest of approximately $185.0) through September 30, 1999. Casualty has recovered approximately $700.0 of these payments from Pacific Indemnity. In addition, approximately $300.0 of these settlements will be deducted from the aggregate $2,000.0 payable to Fibreboard.

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

  Other Litigation
  ----------------

    CNA and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of such other litigation will not in the opinion of management, materially affect the results of operations or equity of the Company.

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

    A number of proposals to reform Superfund have been made by various parties. However, no reforms have been enacted by Congress in 1999 and it is unclear as to what positions the Congress or the Administration will take and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

    Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

    As of September 30, 1999 and December 31, 1998, CNA carried approximately $585.0 and $787.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims.

    CNA's property/casualty insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of September 30, 1999 and December 31, 1998, CNA carried approximately $1,503.0 and $1,456.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims including those related to Fibreboard.

    Unfavorable asbestos claim reserve development for the nine months ended September 30, 1999 and 1998 totaled $215.0 and $205.0, respectively. Environmental pollution and other mass tort reserves experienced favorable development of $49.0 during the nine months ended September 30, 1999 and unfavorable development of $58.0 during the nine months ended September 30, 1998.

    The following table provides additional data related to CNA's environmental pollution, other mass tort and asbestos-related claims activity.

                                           September 30, 1999             December 31, 1998
                                          ------------------------------------------------------
                                          Environmental               Environmental
                                            Pollution                   Pollution
                                          and Other Mass              and Other Mass
                                              Tort       Asbestos         Tort        Asbestos
                                          ------------------------------------------------------
  Reported Claims:
    Gross reserves ...................      $306.0     $1,564.0          $ 291.0     $1,305.0
    Less reinsurance recoverable .....       (61.0)      (316.0)           (41.0)       (91.0)
                                        ------------------------------------------------------
    Net reported claims ..............       245.0      1,248.0            250.0      1,214.0
  Net unreported claims ..............       340.0        255.0            537.0        242.0
                                        ------------------------------------------------------
  Net reserves .......................      $585.0     $1,503.0          $ 787.0     $1,456.0
                                        ======================================================

    The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.

  NON-INSURANCE

  Tobacco Litigation -- Since 1995, lawsuits have been filed with increasing frequency against Lorillard and other manufacturers of tobacco products. Since January 1, 1998, approximately 525 product liability cases have been filed and served in United States courts against U.S. cigarette manufacturers. Lorillard has been named as a defendant in approximately 320 of these actions. Cases also have been filed with greater frequency against the Company. A total of approximately 725 product liability cases are pending against U.S. cigarette manufacturers; of these, Lorillard is a defendant in approximately 335.

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

    Tobacco litigation includes various types of claims. Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke ("Conventional Product Liability Cases"). Approximately 210 such actions are pending against Lorillard. In other cases, plaintiffs have brought claims as purported class actions on behalf of large numbers of individuals for damages allegedly caused by smoking ("Class Actions"). Approximately 40 such cases are pending against Lorillard. In addition, cases have been brought by governmental entities and others, such as labor unions, private companies, Indian Tribes, or private citizens suing on behalf of taxpayers, who seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages ("Reimbursement Cases"). Reimbursement cases include a case commenced in September 1999 by the federal government. Approximately 75 Reimbursement Cases are pending against Lorillard and, in some instances, the Company, excluding some of the actions brought by certain governmental entities that have not been formally concluded but are subject to the November 23, 1998 "Master Settlement Agreement" discussed below. There also are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers ("Claims for Contribution"). Approximately eight such actions are pending against Lorillard. Lorillard is named as a defendant in a ninth action but has not received service of process.

    In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases"); there has not been a noticeable increase in the filing of these suits during the past few years, and approximately 20 such actions are pending. The Company is not a defendant in any of the actions.

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

    The MSA is subject to final judicial approval in each of the Settling States. In the Company's opinion, approximately 44 of the Settling States have achieved final judicial approval. Some suits have been filed contesting various aspects of the MSA. Certain other actions have been filed in which plaintiffs seek to intervene in cases governed by the MSA in order to achieve a different distribution of the funds allocated by the MSA to the respective states. If a Settling State does not obtain final judicial approval by December 31, 2001, the MSA will be terminated with respect to such state. The MSA, however, will remain in effect as to each Settling State in which final judicial approval is obtained. The MSA provides that it is not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and was entered into to avoid the further expense, inconvenience, burden and uncertainty of litigation.

    Lorillard, and certain other United States tobacco product manufacturers, have also entered into an agreement that settled an ETS smoking and health class action brought on behalf of airline flight attendants.

    Lorillard recorded pre-tax charges of $297.9, $30.8, $782.4 and $218.3 for the three and nine months ended September 30, 1999 and 1998, respectively, related to the settlement of tobacco litigation. The Company believes that the MSA will materially adversely affect its cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the full price and discount cigarette segments.

    CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 600 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Lorillard is a defendant in approximately 210 of these cases. The Company is a defendant in eight of the cases, although it has not received service of process in three of them.

    Plaintiffs in these cases seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $100.0 in compensatory damages and in excess of $100.0 in punitive damages.

    Several cases have been tried against cigarette manufacturers during 1998 and 1999. Lorillard was a defendant in two of the cases while the Company was a defendant in one of the two cases in which Lorillard was a party. Juries returned verdicts in favor of the defendants in both of these matters. Appeals are not pending in either of these cases. Other manufacturers were defendants in six other trials that involve nine cases (four separate cases were tried in one consolidated trial). The juries returned verdicts in favor of the defendants in the cases that comprised the consolidated trial and in two other matters. However, juries returned verdicts in favor of the plaintiffs in the three remaining trials. One of these three verdicts has been reversed on appeal. In the two other cases, the trial courts have reduced the amounts awarded by the juries. Appeals are pending in both of these matters. It appears that cases will be tried with greater frequency than in the past and several cases are scheduled for trial against Lorillard during 2000. Cases against other tobacco companies are scheduled for trial during 2000. Trial dates are subject to change.

    CLASS ACTIONS - There are approximately 60 purported class actions pending against cigarette manufacturers and other defendants, including the Company. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of additional states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One of the cases seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations.

    Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of over 60 law firms from throughout the United States. Lorillard is a defendant in approximately 40 of the approximately 60 cases seeking class certification. The Company is a defendant in 18 of the purported class actions, two of which have not been served. Many of the purported class actions are in the pre-trial, discovery stage.

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

    On July 7, 1999, the jury returned a verdict against defendants at the conclusion of Phase One of the three phase trial. The Phase One verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that smoking cigarettes causes twenty diseases or medical conditions, that cigarettes are addictive or dependence producing, defective and unreasonably dangerous, that defendants made materially false statements with the intention of misleading smokers, that defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and that defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." On July 29, 1999, the trial judge denied defendants' motions to set aside the Phase One verdict, to grant a new trial and to decertify the class.

    Liability and damages in relation to any individual class member were not decided in Phase One. Phase Two of the trial plan began on November 1, 1999, with two of the named plaintiffs seeking to have their claims adjudicated in a consolidated trial before the same jury which returned the verdict in Phase One. Under the trial plan, the jury in this part of Phase Two will determine issues of specific causation, reliance, affirmative defenses, and other individual-specific issues related to the claims of the two named plaintiffs and their entitlement to damages, if any. This part of Phase Two may not be concluded until early 2000. It is not known when the trials of the other seven class representatives will be conducted.

    Phase Three of the trial plan would address other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

    By order dated July 30, 1999 and supplemented on August 2, 1999 (together, the "order"), the trial judge amended the trial plan in respect to the manner of determining punitive damages, if any. The order provides that the jury in the second stage of Phase Two will determine punitive damages, if any, on a lump-sum dollar amount basis for the entire qualified class, after the determination of liability and compensatory damages.

    Defendants sought review of the July 30, 1999 and August 2, 1999 orders by filing a motion to enforce the mandate with the Florida Third District Court of Appeal. The motion asked the Third District Court of Appeal to enforce its January 1996 mandate that directed that "the issue of damages," among "other issues," could not be determined on a class-wide basis and must be resolved individually "as to each class member." On September 3, 1999, the Third District Court of Appeal ruled that the trial judge's orders violated the mandate, expressly instructing that "the issue of damages, both compensatory and punitive, must be tried on an individual basis." However, on September 17, 1999, the Third District Court of Appeal vacated its September 3rd order on its own motion. The Third District Court of Appeal heard oral argument on October 20, 1999 and shortly thereafter issued an order that reversed its September 3rd order and denied defendants' motion to enforce the mandate, stating only that the issues could be raised in a subsequent appeal.

    On October 29, 1999, defendants filed a petition for writ of prohibition and mandamus or, in the alternative, request for an extraordinary writ with the Florida Supreme Court. The petition seeks an order that punitive damages would have to be determined on an individual and not a class-wide basis. On November 3rd, the Florida Supreme Court ordered Plaintiffs to file a response by November 29th and Defendants to file a reply by December 6th. It is not known when the Florida Supreme Court will rule, but the Court's order would stay any punitive damages proceeding in the trial court until the Supreme Court rules.

    If review by the Florida Supreme Court is not successful, it is unclear how the order will be implemented. The August 2nd, order provides that the lump-sum punitive damage amount, if any, will be allocated equally to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, a process that could take years to conclude. Lorillard does not believe that an adverse class-wide punitive damage award in Phase Two would permit entry of a judgment at that time that would require the posting of a bond to stay its execution pending appeal or that any party would be entitled to execute on such a judgment in the absence of a bond. However, in a worst case scenario, it is possible that a judgment for punitive damages could be entered in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. Lorillard believes that such a result would be unconstitutional and would also violate Florida laws. Lorillard will take all appropriate steps to seek to prevent this worst case scenario from occurring and believes these efforts should be successful.

    On August 2, 1999, Lorillard and other defendants filed a motion to disqualify the trial judge after press reports stating that the judge is a former smoker. The motion asserted among other things that the trial judge was required to disqualify himself because he has a serious medical condition of a type that the plaintiffs claim and the jury has now found is caused by smoking, making him financially interested in the result of the case and, under plaintiffs' theory of the case, a potential member of the plaintiff class. On August 4, 1999, the trial judge denied the disqualification motion; Lorillard believes that the denial was in error and defendants sought a writ of prohibition from the Florida Third District Court of Appeal.

    The Third District Court of Appeal denied defendants' request for relief, without opinion. On August 27, 1999, defendants filed with the Third District Court of Appeal a motion for rehearing, rehearing en banc and/or certification to the Florida Supreme Court. Defendants have advised the Third District Court of Appeal that one of plaintiffs' expert witnesses had testified that former smokers with medical conditions of the type experienced by Judge Kaye would be class members. On October 25th, the Third District Court of Appeal ordered plaintiffs to respond to the motion to supplement the record. It is not known when the Third District Court of Appeal will rule on defendants' motions.

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

    REIMBURSEMENT CASES - Suits brought by 46 state governments and six other governmental entities are governed by the MSA. In addition to these, approximately 60 other suits are pending, comprised of a suit brought by the United States federal government, approximately 40 union cases, and cases brought by Indian tribes, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds they allegedly expended to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in a number of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in all such actions except for some of those filed in U.S. courts by non-U.S. national governments (The Republic of Guatemala and Republic of Nicaragua). In addition, the Company, Lorillard Tobacco Company and Lorillard, Inc. were dismissed from the suits brought by the Republic of the Marshall Islands and the Republic of Panama. Both cases remain pending against other cigarette manufacturers. The Company is named as a defendant in 12 of the pending reimbursement cases. The Company also was named as a defendant in several of the cases dismissed as a result of the MSA.

    Governmental Reimbursement Cases - The MSA is expected to resolve the cases filed by 46 state governments and six other governmental entities. Since January 1, 1997, cases brought by four other state governments, Florida, Minnesota, Mississippi and Texas, were settled in separate agreements. Lorillard was a defendant in each of the 46 cases filed by state governments and in the six cases brought by other governmental entities, as well as in the four cases governed by the separate settlement agreements. Suits by seven local governments are pending against cigarette manufacturers, although the MSA purportedly resolves those actions. In addition to these suits, cases have been brought in U.S. courts by Bolivia, Guatemala, Nicaragua, Panama, the State of Goias, Brazil, the State of Rio de Janeiro, Brazil, Thailand and Venezuela. Thailand has voluntarily dismissed its case. To date, none of the defendants have received service of process of the case filed by the State of Goias, Brazil. Cases also have been filed in Israel, the Marshall Islands and British Columbia. Lorillard is a defendant in some of these actions, although it does not sell cigarettes outside the United States. The Company is named as a defendant in the cases filed by Bolivia, the State of Goias, the State of Rio de Janeiro and Venezuela. In 1977 Lorillard sold its major trademarks outside of the United States and the international sales business in cigarettes associated with those brands. Performance by Lorillard of obligations under the 1977 agreement was guaranteed by the Company. Lorillard and the Company have received notice from Brown & Williamson Tobacco Corporation, which claims to be a successor to the purchaser, that indemnity will be sought under certain indemnification provisions of the 1977 agreement with respect to suits brought by various of the foregoing foreign jurisdictions, concerning periods prior to June 1977 and during portions of 1978.

    The federal government of the United States filed a reimbursement suit on September 22, 1999 in federal court in the District of Columbia against Lorillard, other U.S. cigarette manufacturers, some parent companies and two trade associations. Plaintiff asserts claims under the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act. The government alleges in the complaint that it has incurred costs of more than $20,000.0 annually in providing health care costs under certain federal programs, including Medicare, military and veterans' benefits programs, and the Federal Employee Health Benefits Program. The federal government seeks to recover an unspecified amount of health care costs, and various types of declaratory relief, including disgorgement, injunctive relief and declaratory relief that defendants are liable for the government's future costs of providing health care resulting from the defendants' alleged wrongful conduct.

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

    Private Citizen Reimbursement Cases - There are five suits pending in which plaintiffs are private citizens. Four of the suits have been filed by private citizens on behalf of taxpayers of their respective states, although governmental entities subsequently filed reimbursement cases in each state. The Company is a defendant in two of the pending private citizen reimbursement cases. Lorillard is a defendant in each of the cases. One of the five cases is on appeal from a final judgment entered by the trial court in favor of the defendants. In a second case, a federal court of appeal affirmed the federal trial court's final judgment in favor of the defendants but remanded the matter to a state trial court for additional proceedings. The three remaining suits are in the pre-trial, discovery stage.

    Reimbursement Cases By Indian Tribes - Indian Tribes have filed eleven reimbursement suits against cigarette manufacturers. Three of the eleven cases have been dismissed. Some of the cases have been filed by the tribes in their tribal courts. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

    Reimbursement Cases By Private Companies - Private companies have filed six suits against cigarette manufacturers, although two of them have been dismissed. Lorillard has been a defendant in each of the cases. The Company is not named as a defendant in any of the cases filed to date by private companies.

    Reimbursement Cases By Labor Unions - Approximately 40 reimbursement cases filed by labor unions are pending in various states in federal or state courts. In 21 of these cases, plaintiffs seek class certification. Lorillard is named as a defendant in each of the suits filed to date by unions. The Company is named as a defendant in four of the cases. Fourteen of the approximately 40 cases are on appeal from final judgments entered in defendants' favor by the trial courts. Plaintiffs sought class certification on behalf of other unions in ten of the cases on appeal. One such case has been tried during 1999, and Lorillard was a defendant in that action. The jury in that matter, Ironworkers Local Union No. 17 Insurance Fund, et al. v. Philip Morris, Inc., et al., returned a verdict in favor of the defendants on March 18, 1999. Plaintiffs have voluntarily dismissed the appeal they noticed following the verdict.

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

    FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 20 such cases, are pending in federal and state courts. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs seek unspecified amounts in compensatory and punitive damages in many cases, and in other cases damages are stated to amount to as much as $50.0 in compensatory damages and $100.0 in punitive damages. Trials have been held in twelve such cases, including two in 1999. Juries have returned verdicts in favor of Lorillard in nine of the twelve trials. Three verdicts have been returned in plaintiffs' favor, including one of the two cases tried to date during 1999. In the 1999 trial, plaintiffs were awarded $2.2 in actual damages. Lorillard has noticed an appeal from this verdict.

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

    DEFENSES - Lorillard believes that it has a number of defenses to pending cases, and Lorillard will continue to maintain a vigorous defense in all such litigation. These defenses, where applicable, include, among others, preemption, statutes of limitations or repose, assumption of the risk, comparative fault, the lack of proximate causation, and the lack of any defect in the product alleged by a plaintiff. Lorillard believes that some or all of these defenses may, in many of the pending or anticipated cases, be found by a jury or court to bar recovery by a plaintiff. Application of various defenses are likely to be the subject of further legal proceedings in the litigation.

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

9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998 and the results of operations for the three and nine months and changes in cash flows for the nine months ended September 30, 1999 and 1998, respectively.

    Results of operations for the third quarter and the first nine months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------------

OVERVIEW

  Loews Corporation (the "Company") reported net operating income, excluding net investment gains and losses, for the third quarter ended September 30, 1999 of $264.9 million or $2.46 per share, compared to $201.6 million or $1.76 per share in 1998.

  Net operating income for the third quarter ended September 30, 1999 and 1998, included charges at the Lorillard Tobacco subsidiary of $178.2 and $18.4 million (after-taxes), respectively, related to the settlement of tobacco litigation, and charges at the CNA Financial Corporation subsidiary of $8.8 and $127.9 million (after taxes and minority interest), respectively, for restructuring and other related items.

  Net income for the 1999 third quarter amounted to $271.3 million or $2.52 per share, compared to $617.1 million or $5.38 per share for the 1998 third quarter. Net income in the 1999 third quarter includes net investment gains of $6.4 million, compared to $415.5 million in the third quarter of 1998.

  Revenues in the third quarter amounted to $5.4 billion compared to $6.0 billion in the comparable 1998 quarter. Revenues in the third quarter, excluding investment gains and losses, were $5.4 billion compared to $5.3 billion in 1998.

  Net operating income for the nine months ended September 30, 1999, excluding net investment gains and losses and accounting changes, was $669.2 million or $6.11 per share versus $625.1 million or $5.44 per share in the first nine months of 1998. Net operating income for the nine months ended September 30, 1999 and 1998, included charges at the Lorillard Tobacco subsidiary of $467.9 and $130.5 million (after taxes), respectively, related to the settlement of tobacco litigation and charges at the CNA Financial Corporation subsidiary of $39.0 and $127.9 million (after taxes and minority interest), respectively, for restructuring and other related items.

  Net income for the nine month period in 1999 was $571.0 million or $5.21 per share, compared to $780.6 million or $6.79 per share in 1998, reflecting net investment gains of $59.7 million in the first nine months of 1999 compared to $155.5 million in 1998.

  Revenues for the first nine months of 1999 were $16.6 billion, compared to $16.3 billion in 1998. Revenues for the first nine months of 1999, excluding investment gains and losses, amounted to $16.5 billion compared to $15.9 billion in 1998.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

  Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 86% owned subsidiary of the Company.

Property and Casualty
---------------------

  The property and casualty segment is comprised of the following operating units of CNA: Agency Market Operations, Risk Management, Specialty Operations, Global Operations, and Reinsurance Operations.

  Net written premiums for the property/casualty segment increased $81.0 million for the first nine months of 1999 as compared with the same period in 1998. The increase in net written premiums was comprised primarily of an increase in CNA Re of $252.0 million and an increase of $100.0 million in Global Operations. These increases were partially offset by decreases in net written premiums in Risk Management of $137.0 million, Agency Market Operations of $68.0 million and Specialty Operations of $66.0 million.

  The increase in CNA Re net written premiums is primarily attributable to expansion of business with existing clients and the continued development of new product lines, and growth in global facultative operations and the Canadian branch.

  The increase in Global Operations premiums was due to (i) an increase in international premiums of $74.0 million, of which $45.0 million related to the June 30, 1998, acquisition of Maritime Insurance Co., Ltd, and $17.0 million of which resulted from business growth in the United Kingdom and continental Europe, (ii) an increase in surety premiums of $21.0 million, primarily due to generally favorable economic conditions for public construction nationwide, and (iii) an increase in premiums in the warranty unit of $19.0 million, mainly attributable to robust sales of new automobiles. These increases were partially offset by adverse premium development in voluntary pools and associations.

  The decline in Agency Market Operations net written premiums was mainly due to aggressive re-underwriting and expansion of reinsurance to take advantage of a favorable reinsurance market. The decrease in Risk Management was primarily due to CNA's decision to take advantage of a favorable reinsurance market and cede a larger portion of its direct premiums, as well as the redesign of existing risk management programs.

  Net written premiums increased $305.0 million to $2,317.0 million for the third quarter of 1999 as compared with the same period for 1998. The increase was mainly attributable to a $247.0 million increase in CNA Re, a $66.0 million increase in Global Operations and a $43.0 million increase in Agency Market Operations. These decreases were offset in part by a $39.0 million decrease in Risk Management. The increases in CNA Re and Global Operations and the decrease in Risk Management are due primarily to the reasons previously mentioned. The increase in net written premiums in Agency Market Operations in the third quarter of 1999 compared to the same period in 1998 is due to growth in the personal insurance segment of that unit which was driven by new agency appointments and a new auto tiering program, which allows for the acceptance of a broader range of customers for which to write business.

  Underwriting losses increased by $33.0 million for the nine months ended September 30, 1999 as compared with the same period in 1998. The combined ratio increased .3 points to 111.4% for the nine months ended September 30, 1999 from 111.1% for the same period in 1998. This increase is due to a slight increase in the loss ratio of .6 points to 78.4% for the nine months ended September 30, 1999 from 77.8% for the same period in 1998 principally due to adverse development and greater catastrophes, partially offset by the benefits of new reinsurance treaties. Offsetting the increase in the loss ratio is a decrease in the expense ratio of .3 points to 33.0% from 33.3%. Restructuring-related charges of $220.0 million incurred in the third quarter of 1998 versus $70.0 million in the first nine months of 1999 were the primary reason for the decrease in the expense ratio.

  Underwriting results improved $46.0 million for the quarter ended September 30, 1999 as compared with the same quarter in 1998. The combined ratio decreased 2.1 points to 110.1% for the three months ended September 30, 1999 from 112.2% for the same period in 1998. This decline is due to a 2.0 point decrease in the expense ratio to 34.0% for the third quarter of 1999 from 36.0% for the same period in 1998. Restructuring-related charges of $220.0 million incurred in the third quarter of 1998 versus $16.0 million in 1999 were the primary reason for the decrease in the expense ratio.

  On October 1, 1999, CNA completed a previously announced transaction with The Allstate Corporation ("Allstate"), involving CNA's personal lines insurance business. Approximately $1.2 billion was transferred to Allstate for the policy liabilities assumed. Additionally, CNA received $140.0 million in cash which consisted of (i) $120.0 million in commissions for the reinsurance of the CNA personal insurance business by Allstate and (ii) $20.0 million for an option exercisable during 2002 to purchase common stock of five CNA subsidiaries.

  CNA will continue to have an ongoing interest in the profitability of CNA's personal lines insurance business and the related successor business through a $75.0 million equity linked note. In addition, CNA has licensed the "CNA Personal Insurance" trademark and personal insurance distribution system to Allstate for use in Allstate's personal insurance agency business for a period of five years. CNA will receive a royalty fee based on the business volume of personal insurance policies sold through the CNA agents and on some related business for a period of six years. The Company believes there will be no material effect on its operating income in 1999 and 2000 as a result of this transaction.

Life
----

  Life Operations continued to have strong sales, particularly in retirement-related products as well as an increasing base of direct premiums for life and long term care. Sales volume is a cash based measure of business sales, which includes premium and annuity considerations, investment deposits, and other sales activity not reported as premiums. Sales volume increased from $1,660.0 million for the first nine months of 1998 to $2,195.0 million for the first nine months of 1999. Third quarter 1999 sales volume was $800.0 million compared to $531.0 million in 1998.

  Life Operations' premiums decreased $34.0 million for the first nine months of 1999 as compared with the same period in 1998. The decline was primarily the result of ceding business under a reinsurance treaty that was completed in late 1998. Premiums for the third quarter of 1999 increased $19.0 million as compared with the same period in 1998.

  Net operating income for the first nine months of 1999 was higher than net operating income for the same period in 1998 due to a combination of lower operating expenses and improved investment results in institutional pension products. Net operating income for the third quarter of 1999 decreased $18.0 million as compared with the same period in 1998.

Group
-----

  Group Operations' premiums for the three and nine months ended September 30, 1999 decreased $60.0 and $51.0 million, respectively, as compared with the same periods in 1998. These decreases are due primarily to CNA's exit from the Employer Health and Affinity lines of business resulting in the loss of $87.0 and $264.0 million in premiums in the three and nine months ended September 30, 1999, respectively, as compared with the same periods in 1998. The loss of this business has been substantially offset by growth in all other units within this segment.

  Net operating income increased by $80.0 million in the first nine months of 1999, as compared with the same period in 1998. This improvement is attributable partially to a $48.0 million decrease in current year losses as a result of Group Operations' decision to exit certain lines of business, as mentioned above. In addition, results improved by $30.0 million due to improved loss experience on life and disability business.

  Net operating income for the third quarter of 1999 was $24.0 million as compared with a net operating loss of $38.0 million for the same period in 1998. This change was again driven by a $47.0 million decrease in current year losses as a result of Group Operations' decision to exit certain lines of business and improvement in life and disability business of $14.0 million.

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

  Pre-tax operating losses, excluding realized investment gains, for the Other Insurance segment for the first nine months of 1999 increased by $151.0 million as compared with the same period in 1998. The increase was principally attributable to unfavorable loss reserve development in run-off insurance lines (including Fibreboard), and a settlement of a computer services contract. Pre-tax operating losses, excluding realized investment gains, for the quarter ended September 30, 1999 increased approximately $36.0 million as compared with the same period in 1998 for the same reason.

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

  Lorillard's share of the $2.4 billion payment amounted to $175.2 million which was charged to expense in the fourth quarter of 1998 and paid from Lorillard's available cash. The Company incurred an additional charge to expense in the fourth quarter of 1998 of $150.0 million to cover Lorillard's fixed and determinable costs associated with the MSA, such as payments due in 1999 for the benefit of the national public education fund. As a result, the Company's fourth quarter pre-tax charge in 1998 amounted to approximately $325.2 million. The Company anticipates that Lorillard's share of future annual industry payments related to cigarette sales would be charged to expense as the related sales occur and may be funded through price increases. On November 23, 1998, Lorillard increased the list price of all of its brands by $22.50 per thousand cigarettes ($0.45 per pack of 20 cigarettes). On August 30, 1999, Lorillard increased the list price of all of its brands by $9.00 per thousand cigarettes ($0.18 per pack of 20 cigarettes).

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

  FDA REGULATIONS -

  The FDA has promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. These regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, record keeping, manufacturing and other requirements. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the regulations, and could materially adversely affect the business, volume, results of operations, cash flows and financial position of Lorillard and the Company. In August 1998, the Fourth Circuit Court of Appeals ruled that the FDA does not have the authority to regulate tobacco products, and declared the FDA's regulations invalid. In April 1999, the U.S. Supreme Court agreed to review the Fourth Circuit's decision. Oral argument will be heard before the

U.S. Supreme Court on December 1, 1999. The ultimate outcome of this litigation cannot be predicted.

Operating Results

  Revenues increased by $299.8 and $944.4 million, or 38.0% and 45.5%, respectively, and net income decreased by $12.6 million, or 6.4%, and increased $116.4 million, or 32.7%, for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding periods of the prior year.

  The increase in revenues is primarily composed of an increase of approximately $273.6 and $802.8 million, or 35.5% and 39.5%, due to higher average unit prices and an increase of approximately $24.0 and $133.8 million, or 3.1% and 6.6%, reflecting higher unit sales volume for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding periods of the prior year.

  Net income for the quarter and nine months ended September 30, 1999 and 1998 includes pre-tax charges of $297.9, $30.8, $782.4 and $218.3 million ($178.2,
$18.4, $467.9 and $130.5 million after taxes), respectively, related to the settlement of tobacco litigation. Excluding these charges, net income would have increased by $147.2 and $453.8 million, or 68.8% and 93.2%, as a result of the improved revenues, partially offset by higher sales promotion expenses.

  Lorillard's unit sales volume increased by 2.6% and 5.2%, while Newport's unit sales volume decreased by 2.5% and 2.5%, for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding periods of the prior year. The increase in Lorillard's unit sales volume reflects higher unit sales of its Maverick and Old Gold brands in the discount market segment, and increased sales promotion activities for these brands.

  Newport's decline in unit sales volume reflects the effect of the November 1998 cigarette price increase of $0.45 per pack that followed the MSA. While Newport's unit sales volume has declined, its market share has increased to 7.5% at September 30, 1999, as compared to 7.1% at December 31, 1998. Overall industry unit sales volume is down by 10.7% year to date. Newport, a full price brand, accounted for 72.2% of Lorillard's unit sales. Discount brand sales have decreased from an average of 31.4% of industry sales during 1994 to an average of 26.2% during 1998. At September 30, 1999, they represented 25.6% of industry sales.

Loews Hotels
------------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues increased by $5.3 and $20.5 million, or 9.2% and 12.0%, respectively, and income before cumulative effect of changes in accounting principles decreased by $5.3 and $9.5 million, or 81.5% and 52.8%, respectively, for the quarter and nine months ended September 30, 1999, as compared to the corresponding periods of the prior year.

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

Diamond Offshore
----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 52% owned subsidiary of the Company.

  Revenues decreased by $110.5 and $273.9 million, or 33.8% and 28.8%, respectively, and net income declined by $35.2 and $73.6 million, or 65.2% and 51.1%, respectively, for the quarter and nine months ended September 30, 1999, as compared to the corresponding periods of the prior year.

  Revenues from semisubmersible rigs decreased by $83.8 and $170.7 million, or 25.7% and 18.0%, due primarily to lower utilization rates ($54.9 and $135.3 million) and a decline in dayrates ($28.3 and $28.3 million) for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding periods of the prior year. Revenues from jackup rigs decreased by $37.8 and $117.1 million, or 11.6% and 12.3%, due to a decline in dayrates ($30.1 and $57.3 million) and decreased utilization rates ($7.7 and $58.0 million), primarily in the Gulf of Mexico.

  Net income for the quarter and nine months ended September 30, 1999 decreased due primarily to the lower overall utilization rates and dayrates discussed above.

Bulova
------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Revenues increased by $3.2 and $3.4 million, or 9.0% and 3.5%, respectively, and net income increased by $.1 and $.5 million, or 3.1% and 6.8%, respectively, for the quarter and nine months ended September 30, 1999, as compared to the corresponding periods of the prior year. Increased revenues reflect higher unit sales volume, partially offset by lower average unit sales prices and reduced investment income. Net income increased due to a higher gross margin reflecting an improved product sales mix, partially offset by higher advertising expenses.

Corporate
---------

  Corporate operations consist primarily of investment income, including investment gains (losses) from the Company's investment portfolio, as well as corporate interest expenses and other corporate overhead costs.

  The components of investment gains (losses) included in Corporate operations are as follows:

                                          Three Months Ended Nine Months Ended
                                            September 30,      September 30,
                                          ------------------------------------
                                             1999     1998     1999      1998
                                          ------------------------------------
                                                     (In millions)

Revenues:
  Derivative instruments (1) ..........   $  56.0  $ 487.6  $(180.3)  $ (12.6)
  Fixed maturities ....................               25.3     (6.1)     14.0
  Equity securities, including short
   positions (1) ......................      22.2     54.5      8.1    (174.8)
  Short-term investments, primarily
   U.S. government securities .........        .7      (.9)     6.9       (.3)
                                          -----------------------------------
                                             78.9    566.5   (171.4)   (173.7)
Income tax (expense) benefit ..........     (27.6)  (198.3)    60.0      60.8
                                          -----------------------------------
     Net income (loss) ................   $  51.3  $ 368.2  $(111.4)  $(112.9)
                                          ===================================

  (1) Includes gains (losses) on short sales, equity index futures and options aggregating $39.3, $491.8, $(264.9) and $(221.6) for the quarter and nine months ended September 30, 1999 and 1998, respectively. The Company continues to maintain these positions and, since September 30, 1999, has experienced losses from these positions. See Item 3, "Qualitative and Qualitative Disclosures About Market Risk."

  Exclusive of securities transactions, revenues decreased $19.7 and $51.4 million, and net income decreased $12.4 and $29.1 million, for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding periods of the prior year, due primarily to lower investment income. The decline for the quarter ended September 30, 1999 was also impacted by lower results from a 49% common stock interest in a shipping joint venture.

Liquidity and Capital Resources:
-------------------------------

CNA Financial
-------------

  The statutory surplus of the property and casualty insurance subsidiaries was approximately $7.9 billion at September 30, 1999 and $7.6 billion at December 31, 1998. Statutory surplus increased by net income for the nine months ended September 30, 1999 of $284.0 million and an increase in net unrealized investment gains for that period of $676.0 million, principally attributable to increases in the market value of Global Crossing Ltd. These increases were partially offset by $470.0 million in dividends to the parent company. The statutory surplus of the life insurance subsidiaries was approximately $1.3 billion at September 30, 1999, compared to $1.1 billion at December 31, 1998.

  The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the nine months ended September 30, 1999, CNA's operating cash flows were a negative $149.0 million, compared to negative cash flows of $730.0 million in 1998.

  Net cash flows from operations are primarily invested in marketable securities. Investment strategies employed by CNA's insurance subsidiaries consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

  On August 2, 1999, CNA repaid its 11.0% Secured Mortgage Notes, due June 30, 2013. The gain realized on the transaction was not significant.

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

  During 1999, the U.S. federal government initiated an action against the tobacco industry seeking reimbursement of Medicare expenditures resulting from injuries or other health effects allegedly caused by use of tobacco products.

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

Loews Hotels
------------

  A Loews Hotels subsidiary is developing a convention center hotel in Philadelphia. Capital expenditures in relation to this hotel project is being funded by a combination of equity and mortgages.

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from operations. Loews Hotels will obtain its share of the equity contributions for the development of hotels in Orlando and Philadelphia under arrangements with the Company.

Diamond Offshore
----------------

  Recent product prices have improved considerably as compared to late 1997 and throughout 1998. If sustained long-term, this improvement suggests the offshore drilling industry could see a gradual improvement in utilization and dayrates. But in the near-term, however, customers are taking a very cautious approach to exploration and development until product prices display some level of stability at a sustainable level. Continued improvements in market conditions depend upon, among other factors, Diamond Offshore's customer's belief that the improved product prices currently in effect are sustainable. Currently, Diamond Offshore has eight rigs removed from service and several of its other rigs remain idle in various markets. Diamond Offshore will continually assess the need to cold stack additional rigs or reactivate equipment depending on market conditions. Diamond Offshore believes that, with its fleet size and composition, it is well positioned to take advantage of opportunities when market conditions improve.

  The depressed conditions in the oil and gas industry have also increased the susceptibility of term contracts previously committed at dayrates in excess of current market rates to be terminated or renegotiated by the customer. Cancellation or renegotiation of these contracts could have an adverse effect on Diamond Offshore's results of operations.

  The conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep water continues. Diamond Offshore previously estimated the cost of conversion for this rig to be approximately $210.0 million. These estimates were developed prior to the completed structural engineering. Diamond Offshore now estimates the cost of conversion for this rig at approximately $285.0 million. Upon completion of the conversion and rig acceptance, the rig is scheduled to begin a five year drilling program in the Gulf of Mexico which is expected to generate approximately $320.0 million of revenues. The drilling contract contains a provision allowing the customer to cancel the contract should the unit not be delivered by July 1, 2000, but such date may be adjusted in certain circumstances. Diamond Offshore believes that the project will be completed timely and within the revised budget, although, as with any major rig conversion, the possibility of unforeseen delays and costs overruns exists.

  Increased rig construction and enhancement programs are also ongoing by Diamond Offshore's competitors. This increase in the supply of technologically advanced rigs capable of drilling in deep water has produced a marginal oversupply of such equipment in the current market and, in turn, adversely affected the utilization level and average operating dayrates available for Diamond Offshore's rigs, particularly its higher specification semisubmersible units.

  Results of operations for 1999 have been adversely affected by the loss of revenues and associated costs incurred during required regulatory inspections of its drilling rigs. Five of these inspections were completed during the nine months ended September 30, 1999. Also, in late September 1999, Diamond Offshore began the regulatory inspection of the Ocean Guardian, which was previously scheduled for the first quarter of 2000, to utilize idle time between contracts. While no further inspections are scheduled for the remainder of 1999, Diamond Offshore may perform additional inspections or undertake modifications to take advantage of rig downtime. Diamond Offshore intends to focus on returning these rigs to operation as soon as reasonably possible, in order to minimize downtime and associated loss of revenues, but the extent of such downtime cannot be accurately predicted.

  Historically, the offshore contract drilling market has been highly competitive and cyclical, and Diamond Offshore cannot predict the extent to which current conditions may or may not continue.

Bulova
------

  Funds from operations continue to exceed operating requirements. Bulova's cash and cash equivalents, and investments amounted to $34.2 million at September 30, 1999, as compared to $25.7 million at December 31, 1998. Funds for other capital expenditures and working capital requirements are expected to be provided from operations.


Parent Company
--------------

  During the quarter and nine months ended September 30, 1999, the Company purchased 1,431,000 and 5,646,400 shares of its outstanding Common Stock at an aggregate cost of approximately $109.1 and $439.4 million, respectively, and purchased 783,700 and 1,856,000 shares of CNA Financial common stock at an aggregate cost of approximately $28.5 and $67.9 million, respectively. Depending on market conditions, the Company from time to time purchases additional shares in the open market or otherwise.

Investments:
-----------

  Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments. Equity securities, which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value which approximated carrying value at September 30, 1999 and December 31, 1998.

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

Insurance
---------

  A summary of CNA's general account investments, at carrying value, are as follows:


                                                                   Change in
                                                                   Unrealized
                                          September 30, December 31, Gains
                                              1999         1998     (Losses)
                                          ------------------------------------
                                                       (In millions)
Fixed income securities:
  U.S. Treasury securities and
   obligations of government agencies .    $ 8,768.0     $ 7,734.0  $  (233.0)
  Asset-backed securities .............      7,216.0       8,214.0     (218.0)
  Tax exempt securities ...............      4,445.0       6,321.0     (333.0)
  Taxable .............................      6,919.0       7,804.0     (273.0)
                                           -----------------------------------
       Total fixed income securities ..     27,348.0      30,073.0   (1,057.0)
Equity securities .....................      2,597.0       1,970.0      466.0
Short-term and other investments.......      8,886.0       5,134.0      119.0
                                           -----------------------------------
       Total ..........................    $38,831.0     $37,177.0  $  (472.0)
                                           ===================================

Short-term and other investments:
  Commercial paper ....................    $ 5,193.0     $ 2,406.0
  Money market funds ..................      1,643.0         536.0
  U.S. Treasury securities ............         58.0         506.0
  Others ..............................        677.0         589.0
Other investments .....................      1,315.0       1,097.0
                                           -----------------------
       Total short-term and other
        investments ...................    $ 8,886.0     $ 5,134.0
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

  The general account portfolio consists primarily of high quality (BBB or higher) marketable fixed maturity securities, approximately 94.3% of which are rated as investment grade. At September 30, 1999, tax exempt securities and short-term investments excluding collateral for securities sold under repurchase agreements, comprised approximately 11.4% and 12.6%, respectively, of the general account's total investment portfolio compared to 17.0% and 10.5%, respectively, at December 31, 1998. Historically, CNA has maintained short-term assets at a level that provided for liquidity to meet its short-term obligations, as well as reasonable contingencies and anticipated claim payout patterns. Short-term investments at September 30, 1999 are substantially higher than historical levels in anticipation of the cash transfer related to the Allstate transaction and Fibreboard-related claim payments.

  As of September 30, 1999, the market value of CNA's general account investments in fixed maturities was $27.4 billion with net unrealized investment losses of approximately $495.0 million. This compares to a market value of $30.1 billion and approximately $562.0 million of net unrealized investment gains at December 31, 1998. The gross unrealized investment gains and losses for the fixed maturity securities portfolio at September 30, 1999 were $195.0 and $690.0 million, respectively, compared to $818.0 and $256.0 million, respectively, at December 31, 1998.

  Net unrealized investment losses on general account fixed maturities at September 30, 1999 include net unrealized investment losses on high yield securities of $126.0 million, compared to net unrealized investment losses of $101.0 million on such securities at December 31, 1998. High yield securities are bonds rated as below investment grade by bond rating agencies, plus private placements and other unrated securities which, in the opinion of management, are below investment grade (below BBB). CNA's investment in high yield securities in the general account decreased $455.0 million to approximately $1.5 billion at September 30, 1999, as compared to December 31, 1998.

  The Company's largest equity holding (held by CNA) in a single issuer is Global Crossing, Ltd. ("Global Crossing") common stock. As of September 30, 1999, the Company owned 36.4 million shares, or 8.4% of the outstanding common stock, which was carried at $966.0 million. Unrealized gains associated with this security approximated $908.0 million at September 30, 1999.

  In May 1999, Global Crossing entered into a transaction to merge Frontier Corporation ("Frontier") into a subsidiary of Global Crossing. As part of the Frontier merger agreement, certain shareholders of Global Crossing, including the Company, entered into a voting agreement to limit their sales of Global Crossing common stock to ensure that 51% of the outstanding shares of Global Crossing would vote in favor of the merger. A large proportion of those shareholders, including the Company, also agreed to suspend their rights under a shareholders' agreement and a registration rights agreement until the closing of the Frontier transaction. The voting rights agreement was amended on September 2, 1999 to delay the exercise of those rights described in the previous sentence until the earlier of the termination of the Frontier transaction or six months after the closing of the Frontier transaction. The Frontier transaction closed on September 28, 1999. The Company has the right beginning on March 28, 2000 to require Global Crossing to register under the Securities Act of 1933 (the "Act") up to 25% of the Company's holdings and beginning on August 13, 2000 to require Global Crossing to register up to an additional 25% of the Company's holdings. The Company's holdings of Global Crossing were not acquired in a public offering, and may not be sold to the public unless the sale is registered or exempt from the registration requirements of the Act. Such exemptions would include sales pursuant to Rule 144 under the Act if such sales meet the requirements of the Rule.

  At September 30, 1999, total Separate Account cash, investments and other assets amounted to approximately $4.6 billion with taxable fixed maturity securities representing approximately 77.3% of the Separate Accounts' portfolios. Approximately 57.0% of Separate Account investments are used to fund guaranteed investment contracts for which CNA's life insurance affiliate guarantees principal and a specified rate of return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment contract portfolio is generally matched with the corresponding payout pattern of the liabilities of the guaranteed investment contracts. The fair value of all fixed maturity securities in the guaranteed investment contract portfolio was $2.5 billion at September 30, 1999 and $3.2 billion at December 31, 1998.

  At September 30, 1999, net unrealized losses on the guaranteed investment contract fixed maturity securities portfolio were approximately $32.0 million compared with net unrealized gains of approximately $64.0 million at December 31, 1998. The gross unrealized investment gains and losses for the guaranteed investment contract fixed maturity securities portfolio at September 30, 1999 were $20.0 and $52.0 million, respectively, as compared to unrealized investment gains of $84.0 million and unrealized investment losses of $20.0 million, respectively, at December 31, 1998.

  High yield securities generally involve a greater degree of risk than that of investment grade securities. Expected returns should, however, compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. Carrying values of high yield securities in the guaranteed investment contract portfolio were $100.0 and $269.0 million at September 30, 1999 and December 31, 1998, respectively. Net unrealized investment losses on high yield securities held in such Separate Accounts were $12.0 million at September 30, 1999, compared to $11.0 million at December 31, 1998. As of September 30, 1999, CNA's concentration in high yield bonds, including Separate Accounts, was approximately 2.9% of its total assets, compared to 4.0% at December 31, 1998.

  Included in CNA's fixed maturity securities at September 30, 1999 (general and guaranteed investment contract portfolios) are $9.0 billion of asset-backed securities, consisting of approximately 57.3% in collateralized mortgage obligations ("CMO's"), 19.4% in corporate asset-backed obligations, 9.5% in corporate mortgage backed security pass-through obligations, and 13.8% in U.S. government agency issued pass-through certificates. The majority of CMO's held are corporate mortgaged backed securities, which are actively traded in liquid markets and are priced by broker-dealers. At September 30, 1999, the net unrealized loss related to asset-backed securities was approximately $134.0 million compared with a net unrealized gain of approximately $163.0 million at December 31, 1998. CNA limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in early planned amortization classes with relatively short principal repayment windows.

  At September 30, 1999, 36.1% of the general account's fixed maturity securities portfolio was invested in U.S. government securities, 35.0% in other AAA rated securities and 14.7% in AA and A rated securities. CNA's guaranteed investment fixed maturity securities portfolio is comprised of 2.8% U.S. government securities, 67.3% in other AAA rated securities and 14.6% in

AA and A rated securities. These ratings are primarily from Standard and Poor's Corporation.

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

  Based upon its current assessment, the Company estimates that the total cost to replace and upgrade its systems to accommodate Year 2000 processing is expected to be approximately $82.0 million. As of September 30, 1999, the Company has spent approximately $65.0 million on Year 2000 readiness matters. However, prior to 1997, the Company did not specifically separate technology charges for Year 2000 from other information technology charges. In addition, while some hardware charges are included in the budget figures, the Company's hardware costs are typically included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent and to be spent have been or will be financed from current operating funds.

  The Company believes that it will be able to resolve the Year 2000 issue in a timely manner. As of September 30, 1999, all of its internal application systems had been certified by the Company as being ready for the Year 2000. For an internal system to be certified Year 2000 ready by the Company, it had to be tested and accepted as capable of receiving, processing and providing dates and date-related data from, into and between the years 1999 and 2000, and beyond, including leap year calculations. Replacement of hardware and associated systems software is now in all material respects complete, providing Year 2000 readiness for the Company's infrastructure components.

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

  In addition, CNA's non-insurance affiliates are expected to be ready on a timely basis. In the event that they are not, CNA does not believe the impact would be material to its results of operations or equity. To mitigate this impact, CNA is communicating with these non-insurance affiliates to coordinate Year 2000 conversion.

  The Company also has developed business resumption plans to ensure that the Company is able to continue critical processes through other means in the event that it becomes necessary to do so. Formal strategies have been developed within each business unit and support organization to include appropriate recovery processes and use of alternative vendors. More than 200 strategies have been developed to address all the recovery plans for approximately 400 processes. These plans are being reviewed and updated quarterly. The Company is also developing a year-end rollover plan to ensure its ability to continue critical processes.

  In addition, property and casualty insurance companies may have an underwriting exposure related to the Year 2000 issue. There can be no assurances that policyholders will not suffer losses resulting from Year 2000 issues and seek indemnification under insurance policies underwritten by CNA underwriting companies. Coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the policy. The range of potential insurance exposure created by the Year 2000 problem is sufficiently broad that it is impossible to estimate with any degree of accuracy the extent to which various types of policies issued by CNA may afford coverage for loss or claims. Although the Company has received notices of Year 2000 related claims, it is unable to forecast the nature and range of the losses, the availability of coverage for the losses, or the likely frequency or severity of future claims. As a result, CNA is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material on the results of operations or equity of CNA.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  The Company is a large diversified financial services company. As such, it has significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the income statement. Market risk exposure is presented for each class of financial instrument held by the Company at September 30, 1999 and December 31, 1998, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:


                                  Fair Value
Category of risk exposure:     Asset (Liability)            Market Risk
------------------------------------------------------------------------------
                         September 30, December 31, September 30, December 31,
                               1999        1998          1999         1998
------------------------------------------------------------------------------
(In millions)

Equity markets (1):
 Equity securities           $ 234.4     $ 198.1       $  59.0      $    50.0
 Options purchased             448.2       212.5        (390.0)        (173.0)
 Options written               (24.1)      (39.7)          9.0            9.0
 Futures-long                                            134.0           47.0
 Futures-short                                            (2.0)         (60.0)
 Short sales                  (312.7)     (657.7)        (78.0)        (164.0)
Interest rate (2):
 Short sales of U.S.
  government securities       (126.0)     (123.0)        (12.0)         (18.0)
 Options written on U.S.
  government securities                     (2.3)                        (7.0)
 Futures-long                                             14.0
 Futures-short                                          (116.0)
Commodities (3):
 Energy purchase
  obligations                              (16.9)                        (5.0)
 Gold (4):
  Options purchased             21.1        17.5         (21.0)         (18.0)
  Options written              (11.8)       (3.7)         12.0            4.0
 Other (5)                      (6.7)                    (13.0)          (1.0)
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

Other than trading portfolio:


                                   Fair Value
Category of risk exposure:      Asset (Liability)            Market Risk
------------------------------------------------------------------------------
                         September 30, December 31, September 30, December 31,
                               1999        1998          1999         1998
------------------------------------------------------------------------------
(In millions)

Equity market (1):
 Equity securities (a):
  CNA Financial general
   accounts                  $ 2,597.0   $ 1,970.1      $  (649.0)  $  (493.0)
  CNA Financial separate
   accounts                      243.0       297.0          (61.0)      (74.0)
 Equity index futures,
  separate accounts (b)                                    (229.0)     (229.0)
Interest rate (2):
 Fixed maturities (a)         28,078.0    31,409.4       (1,432.0)   (1,574.0)
 Short-term investments (a)   11,827.1     7,792.1           (4.0)      (21.0)
 Interest rate swaps                         (20.0)                       9.0
 Other derivative securities       9.0         6.0            4.0        10.0
 Separate Accounts (a):
  Fixed maturities             3,428.6     4,155.0         (137.0)     (176.0)
  Short-term investments         343.2       473.0
 Long-term debt               (5,475.2)   (5,791.9)
------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in interest rates of 100 basis points and (3) a decline of 20% in foreign currency exchange rates.

(a) Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(429.5) and $(441.0) at September 30, 1999 and December 31, 1998, respectively.
(b) This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices that affect the value of equity securities or instruments that derive their value from such securities or indexes.

  Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at September 30, 1999 and December 31, 1998, with all other variables held constant.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on September 30, 1999 and December 31, 1998 due to instantaneous parallel changes in the yield curve at the end of the period. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

  The Company's debt, including certain related interest rate swap agreements, as of September 30, 1999 and December 31, 1998 are denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $310.5 and $331.0 million at September 30, 1999 and December 31, 1998, respectively. A 100 basis point decrease would result in an increase in market value of $350.4 and $429.4 million at September 30, 1999 and December 31, 1998, respectively.

  The sensitivity analysis assumes an instantaneous shift in market rates increasing 100 basis points from their levels at September 30, 1999 and December 31, 1998, with all other variables held constant.

  Foreign Exchange Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Marks, Chilean Pesos, Argentinean Pesos and Japanese Yen. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at September 30, 1999 and December 31, 1998, with all other variables held constant.

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

  On June 3, 1999, a jury in the case of Butler v. Philip Morris, Inc., et al., tried in the Circuit Court of Jones County, Mississippi, returned a verdict in favor of the defendants, including Lorillard. Plaintiffs withdrew their post-trial motion for judgment notwithstanding the verdict or for new trial and they did not notice an appeal. The Company was named as a defendant in the complaint, but the court issued an order on the eve of trial that granted the Company's motion to dismiss the complaint. Plaintiffs alleged their decedent died as a result of exposure to environmental tobacco smoke.

  On July 9, 1999, a jury in the District Court of East Baton Rouge Parish, Louisiana, returned a verdict in favor of the defendants in the case of Gilboy
v. American Tobacco Company, et al. Plaintiffs withdrew their motion for new trial and did not notice an appeal. Neither the Company nor Lorillard were defendants in the case.

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

  In the case of Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke, certain individuals who objected to the settlement agreement approved by the court on February 3, 1998 have withdrawn their appeals to the Florida Supreme Court. The objectors' appeals were the only remaining challenges to the 1998 settlement order.

  In the case of Brown v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed October 16, 1998), the court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiffs have noticed an appeal to the U.S. Court of Appeals for the Third Circuit.

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

  In the case of Clay, et al. v. The American Tobacco Company, Inc., et al. (U.S. District Court, Southern District, Illinois, Benton Division, filed May 22, 1997), the court entered a stipulation that voluntarily dismissed the case.

  In the cases of Cosentino v. Philip Morris Incorporated, et al. (filed May 28, 1997), Kirstein v. American Tobacco Company, Inc., et al. (filed May 28,
1997), Lippincott v. American Tobacco Company, Inc., et al. (filed June 13,
1997), Piscitello v. Philip Morris, Incorporated, et al. (filed July 28, 1997) and Tepper v. Philip Morris Incorporated, et al. (filed May 28, 1997) (each case pending in the Superior Court of Middlesex County, New Jersey), the New Jersey Supreme Court declined to review the rulings by the trial court that denied plaintiffs' motions for class certification. The class action cases have been dismissed, although the plaintiffs in some of the actions are proceeding with their individual claims in individual cases.

  In the case of Geiger, et al. v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York), the plaintiffs have asked the Appellate Division of the New York Supreme Court to review the trial court's decision that denied their motion for class certification.

  In the case of Granier, et al. v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Louisiana, filed September 26, 1994), the court entered an order that administratively terminated the case.

  In the case of Hansen, et al. v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Arkansas), the United States Court of Appeals for the Eighth Circuit declined plaintiffs' interlocutory request that it review the trial court's decision denying plaintiffs' motion for class certification. The Company is a defendant in this matter.

  In the case of Newborn v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, Western District, Tennessee, filed October 9, 1997), the court entered an order dismissing the action due to plaintiffs' failure to prosecute.

  In the case of Reed v. Philip Morris, Inc., et al. (Superior Court, District of Columbia), the court denied plaintiffs' renewed motion for class certification. The court previously denied plaintiffs' original class certification motion.

  In the cases of Small v. Lorillard Tobacco Company, Inc., et al., Hoskins v. R.J. Reynolds Tobacco Company, et al., Frosina v. Philip Morris Incorporated, et al., Hoberman v. Brown & Williamson Tobacco Corporation, et al. and Zito v. American Tobacco Company, et al. (Supreme Court, New York County, New York, filed June 19, 1996), the New York Court of Appeals affirmed the ruling by the Appellate Division that the cases be dismissed. Small is the only one of these cases to name Lorillard as a defendant.

  In the case of Smokers for Fairness v. British American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 25,
1998), plaintiffs have voluntarily dismissed the case without prejudice.

  In the case of Taylor v. The American Tobacco Company, et al. (Circuit Court, Wayne County, Michigan, filed May 23, 1997), the court has heard argument on plaintiffs' motion for class certification and has taken it under advisement.

  In the case of Thompson v. American Tobacco Company, et al. (U.S. District Court, Minnesota, filed September 4, 1996), the court has heard argument on plaintiffs' motion for class certification and has taken it under advisement. The Company is a defendant in this matter. Trial in this matter is scheduled to begin on June 1, 2000.

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

  Tobacco Consumers Group No. 3 v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Massachusetts, filed March 22, 1999).

  Sturgeon v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 9, 1999). Plaintiffs have filed an amended complaint that drops the claims on behalf of plaintiff Sturgeon. Hereinafter, the case will be known as Simon v. Philip Morris Incorporated, et al.

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

  The United States Virgin Islands v. Philip Morris Incorporated, et al. (U.S. District Court, United States Virgin Islands, filed December 18, 1998).

  People of the State of California v. Philip Morris, Inc., et al. (Superior Court, Sacramento County, California, filed June 12, 1997.

  State of New York v. The American Tobacco Company, et al. (Supreme Court, New York County, New York, filed January 27, 1997).

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

  In the case of The Republic of Panama v. The American Tobacco Company, et al. (Circuit Court, Orleans Parish, Louisiana, filed October 16, 1998), plaintiff has voluntarily dismissed Lorillard and the Company from this matter. The case remains pending against other cigarette manufacturers and their parent companies.

  In the case of City of Birmingham, Alabama, et al. v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Alabama, filed May 28, 1997), plaintiffs have voluntarily dismissed their appeal to the U.S. Court of Appeals for the Eleventh Circuit, thereby concluding the case.

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

  The United States of America v. Philip Morris Incorporated, et al. (U.S. District Court, District of Columbia, filed September 22, 1999). The Philip Morris defendants have filed a motion to consolidate this action with the United States Panel on Multi-District Litigation.

  The State of Goias, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed October 19, 1999). The Company is a defendant in the case. To date, none of the defendants have received service of process.

Reimbursement Cases filed by Private Citizens:

  In the case of Coyne v. The American Tobacco Company, et al. (Court of Common Pleas, Cuyahoga County, Ohio, filed September 17, 1996), the matter has been remanded to the Court of Common Pleas of Cuyahoga County, Ohio for additional proceedings. The Company is a defendant in the case.

  In the case of Wynn v. Philip Morris, Inc., et al. (Circuit Court, Jefferson County, Alabama, filed May 27, 1998), the court has granted defendants' motion to dismiss the complaint and has entered final judgment in their favor. Plaintiff has asked the court to reconsider its decision.

Reimbursement Cases filed by Indian Tribes:

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

  The following additional reimbursement cases by Indian tribes have been filed:

  Yukon-Kuskokwim Health Corporation v. Philip Morris, Incorporated, et al. (Superior Court, Fourth Judicial District Alaska, filed April 5, 1999). Plaintiff has voluntarily dismissed the case.

  Acoma Pueblo, et al. v. The American Tobacco Company, et al. (District Court, Santa Fe County, New Mexico, filed June 16, 1999). Plaintiffs are 34 Indian Tribes.

  Navajo Nation v. Philip Morris Incorporated, et al. (District Court, Navajo Nation, filed August 12, 1999).

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

  In the case of Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 29, 1998), the court has continued the trial date from January 10, 2000, to April 10, 2000.

Reimbursement Cases filed by Labor Unions:

  In the case of Arkansas Carpenters Health & Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Arkansas, filed September 4, 1997), the court has entered an order granting defendants' motion to dismiss the complaint. The court also entered final judgment in favor of the defendants. Plaintiff has noticed an appeal from the final judgment to the U.S. Court of Appeals for the Eighth Circuit.

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

  In the case of Ironworkers Local Union No. 17 Insurance Fund, et al. v. Philip Morris Incorporated et al. (U.S. District Court, Northern District,

Ohio, Eastern Division, filed May 20, 1997), plaintiffs have voluntarily dismissed their appeal to the United States Court of Appeals for the Sixth Circuit from the trial court's final judgment in defendants' favor. On March 18, 1999, the jury returned a verdict in favor of the defendants.

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

  In the case of Kentucky Laborers District Council Health and Welfare Trust Fund v. Hill & Knowlton, Inc., et al. (U.S. District Court, Kentucky, filed June 20, 1997), plaintiff has voluntarily dismissed the case.

   In the cases of Laborers Local 17 Health and Benefit Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed June 19, 1997) and United Federation of Teachers Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed June 25, 1997), plaintiffs have filed a petition for writ of certiorari with the United States Supreme Court. The petition asks the Court to review the ruling by the U.S. Court of Appeals for the Second Circuit that reversed the trial court's orders that denied defendants' motions to dismiss the complaint. The Second Circuit ruling also directed the trial court to enter orders dismissing both actions.

  In the case of National Asbestos Workers, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed February 27, 1998), the court has continued the trial date to June 5, 2000. The Company is a defendant in the case.

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

  In the case of Northwest Laborers-Employers Health and Security Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Western District, Washington, filed May 21, 1997), plaintiffs have noticed an appeal to the United States Court of Appeals for the Ninth Circuit from the trial court's order that granted defendants' motion for summary judgment. Plaintiffs have asked the Ninth Circuit Court of Appeals to certify two questions of Washington law to the Washington Supreme Court.

  In the case of Operating Engineers Local 12 Health and Welfare Trust v. American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 16, 1997; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), the court has indicated that it will continue the trial date to an unspecified date during September 2000.

  In the case of Operating Engineers Local 324 Health Care Fund, et al. v Philip Morris, Inc., et al. (Circuit Court, Wayne County, Michigan, filed December 30, 1997), the trial court has granted defendants' motion to dismiss and has entered final judgment in their favor. Plaintiffs have noticed an appeal to the Michigan Court of Appeals.

  In the case of Oregon Laborers -- Employers Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Oregon, filed June 20, 1997), plaintiffs have asked the United States Supreme Court to review the trial court's order that dismissed the case and the ruling by the Ninth Circuit Court of Appeals that affirmed the dismissal.

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

  In the case of Stationary Engineers Local 39 Health and Welfare Trust Fund
v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 25, 1997), the court granted plaintiff's motion to dismiss the case. Plaintiff has noticed an appeal to the United States Court of Appeals for the Ninth Circuit from the dismissal and from several of the court's interlocutory rulings.

  In the case of Steamfitters Local Union No. 420 Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed August 21, 1997), plaintiffs have filed a petition for writ of certiorari with the United States Supreme Court that seeks review of the trial court's order that granted defendants' motion to dismiss the complaint and of the ruling by the Third Circuit Court of Appeals that affirmed the trial court's order.

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

  In the case of Texas Carpenters Health Benefit Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Texas, filed October 31, 1997), the U.S. Court of Appeals for the Fifth Circuit has heard argument in plaintiffs' appeal and has taken it under advisement.

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

  In the case of United Food and Commercial Workers Union, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Alabama, filed November 13, 1997), the court granted defendants' motion to dismiss the complaint and entered final judgment in defendants' favor. Plaintiff has noticed an appeal from the final judgment to the U.S. Court of Appeals for the Eleventh Circuit.

  In the case of West Virginia-Ohio Valley Area International Brotherhood of Electrical Workers Welfare Fund v. The American Tobacco Company, et al. (U.S. District Court, West Virginia, filed September 11, 1997), plaintiff has voluntarily dismissed the case.

The following additional reimbursement cases have been filed by labor unions:

  Bergeron, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed September 29, 1999). Plaintiffs are the trustees of the Massachusetts State Carpenters Health Benefits Fund.

  Sheet Metal Workers Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed August 31, 1999). To date, Lorillard has not received service of process.

CONTRIBUTION CLAIMS -

  In the case of Falise, et al. v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York), the court has granted defendants' motion to dismiss the complaint. Trial in the dismissed action had been scheduled to begin on February 1, 2000. To date, a new case has not been filed.

  In the case of H.K. Porter Company v. B.A.T Industries, PLC, et al. (U.S. District Court, Eastern District, New York, filed June 19, 1998), the court has scheduled the case for trial on September 11, 2000.

  In the case of Raymark Industries v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed January 30, 1998), the court has scheduled the case for trial on October 12, 2000.

  In the case of The Seibels Bruce Group v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Northern District, California, filed December 30,
1998), the court granted defendants' motion to dismiss the complaint and has entered final judgment in their favor. Plaintiff did not notice an appeal from the ruling.

FILTER CASES -

  In the case of Lacy v. Lorillard, Inc., et al. (Superior Court, Norfolk County, Massachusetts, filed September 1, 1994), the jury returned a verdict in favor of Lorillard and Hollingsworth & Vose. Plaintiff did not notice an appeal.

  In the case of Connor v. ACandS, Inc. et al. (Circuit Court, Baltimore City, Maryland, filed July 29, 1997), Lorillard and Hollingsworth & Vose have noticed an appeal to the Maryland Court of Appeals from the jury's verdict in favor of the plaintiffs. The jury awarded plaintiffs $.2 in actual damages and $2.0 in non-economic damages.

OTHER TOBACCO CASES -

  In the case of Cordova v. Liggett Group, Inc., et al. (Superior Court, San Diego County, California, filed May 12, 1992), plaintiff has voluntarily dismissed the matter.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

 (a) Exhibits--

     (27.1) Financial Data Schedule for the nine months ended September 30,
     1999.

 (b) Current reports on Form 8-K--There were no reports on Form 8-K filed for three months ended September 30, 1999.

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



                                                     LOEWS CORPORATION
                                                     -----------------
                                                     (Registrant)





Dated: November 15, 1999                          By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)