Form 10-K405
period 1999-12-31
LOEWS CORP
filed 2000-03-30
CIK 60086

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

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

                  Yes    X                         No
                      --------                        --------

  As at March 17, 2000, 99,388,700 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $3,129,067,000.

                      Documents Incorporated by Reference:

  Portions of the Loews Corporation Notice of Annual Meeting of Stockholders and Proxy Statement dated March 28, 2000 are incorporated by reference into
Part III. (Registrant intends to file a definitive proxy statement with the Commission prior to April 29, 2000.)

==============================================================================

                                LOEWS CORPORATION

                             INDEX TO ANNUAL REPORT ON
                              FORM 10-K FILED WITH THE
                         SECURITIES AND EXCHANGE COMMISSION

                        For the Year Ended December 31, 1999

Item                                                                      Page
 No.                                PART I                                 No.
----                                                                      ----
  1   BUSINESS ..........................................................    3
        CNA Financial Corporation .......................................    3
        Lorillard, Inc. .................................................   15
        Loews Hotels Holding Corporation ................................   19
        Diamond Offshore Drilling, Inc. .................................   20
        Bulova Corporation ..............................................   23
        Other Interests .................................................   23
  2   PROPERTIES ........................................................   24
  3   LEGAL PROCEEDINGS .................................................   24
  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   41
      EXECUTIVE OFFICERS OF THE REGISTRANT ..............................   41

                                    PART II

  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS ..........................................................   42
  6   SELECTED FINANCIAL DATA ...........................................   43
  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS ............................................   44
  7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........   65
  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................   69
  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE .............................................  115

                                    PART III

        Information called for by Part III has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy
      Statement pursuant to Regulation 14A.

                                    PART IV

 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ...  115


                                    PART I

Item 1. Business.

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 87% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 52% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary).

  Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  Information relating to the major business segments from which the Company's consolidated revenues and income are derived is contained in Note 19 of the Notes to Consolidated Financial Statements, included in Item 8.

                            CNA FINANCIAL CORPORATION

  CNA Financial Corporation ("CNA") was incorporated in 1967 and is an insurance holding company whose primary subsidiaries consist of property/casualty and life insurance companies. Collectively, CNA and its subsidiaries are referred to as CNA. CNA's property/casualty insurance operations are conducted by Continental Casualty Company ("CCC"), incorporated in 1897, and its affiliates, and The Continental Insurance Company ("CIC"), organized in 1853, and its affiliates. Life insurance operations are conducted by Continental Assurance Company ("CAC"), incorporated in 1911, and its life insurance affiliates. CIC became an affiliate of CNA in 1995 as a result of the acquisition of The Continental Corporation ("Continental"). The principal business of Continental is the ownership of a group of property and casualty insurance companies. CNA serves businesses and individuals with a broad range of insurance and other risk management products and services. Insurance products include property and casualty coverages; life, accident and health insurance; and pension products and annuities. CNA services include risk management, information services, healthcare management and claims administration. CNA products are marketed through agents, brokers, managing general agents and direct sales. CNA's principal market is the United States. CNA accounted for 76.42%, 80.59% and 84.87% of the Company's consolidated total revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

  CNA conducts its operations through the following operating segments:
Property and Casualty Operations, Life Operations, Group Operations and Other insurance operations. Property and Casualty Operations are comprised of the following operating units: Agency Market Operations, Specialty Operations, CNA Re, Global Operations, and Risk Management. A more detailed description of each segment follows.

Property and Casualty Operations

Agency Market Operations

  Agency Market Operations builds on CNA's long and successful relationship with the independent agency distribution system to market a broad range of property/casualty insurance products and services to both businesses and individuals. Business products include workers' compensation, commercial packages, general liability and commercial auto, as well as a variety of creative risk management services. Products for individuals were primarily personal auto and homeowners insurance. In addition, in 1997, Agency Market Operations launched a professional employer organization, CNA UniSource, which provides various employer-related services.

Agency Market Operations is comprised of the following four groups.

  Commercial Insurance: Commercial Insurance ("CI") provides traditional property/casualty insurance products such as workers' compensation, general and product liability, property, commercial auto and umbrella coverage to businesses with less than $1 million in annual premiums. The majority of CI customers are small and medium-sized businesses. CI is among the market leaders in applying industry segmentation techniques to design products and services tailored to the needs of its targeted customer groups.

  During 1998, CI completed an extensive review of its business and developed a new, more effective operating model, that management believes will position CI as a world class competitor for the new century. The basis for this model was to move decision-making authority and resources closer to CI's customers.

  CI's focus during 1999 was the transition to this operating model. The model includes branches, located throughout the U.S., that provide customer support in the areas of underwriting, loss control, sales and claims, and a centralized processing center in Maitland, Florida that houses premium processing and accounting for all branches, and includes a call center for increased customer service. Eight claim service centers, located throughout the U.S., provide customers and claimants with improved service through more specialized claim handling and easier claim reporting.

  The efficiencies resulting from these changes are expected to decrease expenses in underwriting and claims through the implementation of new technology, process redesign and centralization. In addition, CI recognizes that an even lower cost platform is necessary to be successful in the small commercial marketplace. During 2000, CI will be consolidating its underwriting for small commercial products with the existing centralized processing. Management expects that this centralization, along with the implementation of new technology, tools and processes, will allow CI to improve underwriting and further lower the cost model related to its small commercial business.

  Personal Insurance: On October 1, 1999, certain CNA subsidiaries completed a previously announced transaction with The Allstate Corporation ("Allstate") involving the transfer of substantially all of CNA's personal lines insurance business. See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

  Personal Insurance sold primarily personal auto and homeowners coverages and also offered excess liability, separate scheduled property, boat-owners and other recreational vehicle insurance. These coverages were primarily sold in a package product.

  CNA E&S: CNA E&S ("E&S") provides specialized insurance and other financial products for a wide array of commercial customers. Risks covered by E&S are generally viewed as high risk and less predictable in exposure than those covered by the more traditional insurers. By combining superior insurance and financial expertise with a detailed understanding of customer operations and future direction, E&S is able to create and implement innovative business solutions that are valued by the customer. In addition, E&S actively seeks business partners who can supplement CNA resources and enhance value for the customer.

  CNA UniSource: CNA UniSource offers outsourcing services and other financial products that relieve businesses of many administrative tasks, allowing them more time to focus on their core objectives. CNA UniSource provides human resources ("HR") information technology, payroll and benefits processing and Professional Employer Organization ("PEO") services. CNA UniSource is also engaged in delivering Internet-based HR and payroll administrative services and is a leader in the implementation of HR information outsourcing for large-scale businesses. When it functions as a PEO, CNA UniSource establishes a co-employment relationship with its clients and contractually assumes substantial employer administrative responsibilities such as regulatory compliance and benefits administration. At December 31, 1999, CNA UniSource had 768 clients with over 30,000 co-employees and conducts business in 45 states and the District of Columbia via 30 geographically dispersed service offices and a state-of-the-art customer service call center. The number of co-employees grew 150 percent compared with 1998. The primary sales force is comprised of independent insurance agencies. Management expects significant growth in the number of clients and co-employees over the next several years.

Specialty Operations

  Specialty Operations provides a broad array of professional, financial and specialty property/casualty products and services through a network of brokers, managing general agencies and independent agencies. Specialty Operations provides creative solutions for managing the risks of its clients, including architects, engineers, lawyers, healthcare professionals, financial intermediaries and corporate directors and officers.

Specialty Operations is composed of three principal groups.

  CNA Pro: CNA Pro is one of the largest providers of non-medical professional liability insurance and risk management services in the U.S. CNA Pro's customers include architects and engineers, lawyers, accountants and real estate agents and brokers, along with a broad range of large and small corporate clients and not-for-profit organizations. CNA Pro's products include errors and omissions, directors and officers, and employment practices liability coverages and a broad range of fidelity products. Products are distributed on a national basis through a variety of channels including brokers, agents and managing general agents.

  CNA HealthPro: CNA HealthPro offers a comprehensive set of specialized insurance products and clinical risk management consulting services designed to assist healthcare providers in managing the quality-of-care risks associated with the delivery of healthcare. Key customer segments include individual, small group and large corporate purchasers of malpractice insurance. Caronia Corporation, acquired during 1997, provides third-party claims administration for medical professional liability insureds.

  CNA Guaranty and Credit: CNA Guaranty and Credit provides credit insurance on short-term trade receivables for domestic and international clients and credit enhancement products that focus on asset backed transactions. Credit insurance is primarily distributed through captive agents with additional distribution through brokers and financial institutions. Credit enhancement products are distributed through specialty brokers and directly to customers.

  Other Operations: Other operations consisted principally of Hedge Financial Products, which focused on securitization of insurance risk and the embedding of financial protections within traditional insurance programs, and agricultural and entertainment insurance business. During 1999 and 1998 CNA decided to exit Hedge Financial Products, and argiculture and entertainment insurance businesses, respectively.

CNA Re

  CNA Re operates globally as a reinsurer in the broker market, offering both treaty and facultative products through major offices in London and Chicago. CNA Re's operations include the business of CNA Reinsurance Company Limited ("CNA Re U.K."), a U.K. company, and U.S. operations based in Chicago. While CNA Re's primary product is traditional treaty reinsurance, it is also developing positions in facultative and financial reinsurance. CNA Re also participates in Lloyd's of London through CNA Corporate Capital Ltd., which provides capital to Lloyd's Syndicate 1229.

  CNA Re U.K. writes in both the London market and other European markets through its headquarters in London and offices in Amsterdam, Milan, Singapore and Zurich. As one of the largest reinsurers in this market, CNA Re U.K. has ratings of A (Strong) from Standard & Poor's, A (Excellent) from A.M. Best and A3 (Good) from Moody's. CNA Re U.K. writes U.S. and international treaty and professional liability business, including medical malpractice, errors and omissions, and directors and officers coverages.

  The U.S. operations of CNA Re provide products to the North American markets. Treaty products include working layer property, working layer casualty, property catastrophe, workers' compensation, products liability, general liability, professional liability, specialty and excess and surplus lines. In addition, financial reinsurance products are offered as well as property and casualty facultative reinsurance.

Global Operations

  Global Operations provides products and services to U.S.-based customers, customers expanding overseas and foreign customers. Product distribution is primarily through brokers and independent agents. The major product lines include marine, commercial and contract surety, warranty and specialty products, as well as commercial property and casualty.

Global Operations is composed of five principal groups.

  Marine: On July 1, 1998, CNA completed the acquisition of Maritime Insurance Co., Ltd. ("Maritime Ltd."), based in the U.K., and its Canadian subsidiary, Eastern Marine Underwriters ("EMU"), strengthening CNA's position as a global marine insurer. In 1999, CNA launched the marketing brand, CNA Maritime, which unites three industry leaders to serve global ocean marine needs. Marine Office of America Corp. ("MOAC"), a leading provider of ocean marine insurance in the U.S., offers hull, cargo, primary and excess marine liability, offshore energy, marine claims and recovery products and services. Business is sold through national brokers, regional marine specialty brokers and independent agencies, which work closely with MOAC's ten branch offices located throughout the U.S. Maritime Ltd. is a leading marine cargo and related marine insurance specialist with markets extending across Europe and throughout the world. EMU serves the Canadian market. As foreign subsidiaries, Maritime Ltd. and EMU are included in the results of, and are managed by, the International business unit. Growth is expected to result from leveraging the relationships with CNA's domestic producers, implementing e-commerce, and providing customers with services and products throughout the world.

  Surety: On October 1, 1997, Global Operations completed the merger of CNA's surety operations with Capsure Holdings Corp.'s subsidiaries, Western Surety Company and Universal Surety of America to form CNA Surety Corporation ("CNA Surety"). CNA owns approximately 62% of CNA Surety.

  CNA Surety, which is traded on the New York Stock Exchange (SUR), is the largest publicly traded provider of surety bonds, with approximately 9% of that market. Among its U.S. competitors, CNA Surety has the most extensive distribution system and one of the most diverse surety product lines, offering small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of approximately 37,000 independent agencies. Growth is expected to come from CNA Surety's broad product and distribution resources and international expansion.

  On March 20, 2000, CCC proposed to CNA Surety that CCC make a cash tender offer at $13.00 per share for all shares of CNA Surety common stock not already owned by CCC and its affiliates. CCC and its affiliates owned approximately 62 percent of the outstanding shares of CNA Surety common stock on March 20, 2000. CCC intends to condition the tender offer upon receiving enough shares so that its ownership reaches at least 90 percent. If this ownership threshold is achieved, CCC would then acquire the remaining outstanding shares of CNA Surety common stock not tendered to CCC through a statutory "short-form" merger process. Stockholders who do not tender their shares to CCC during the tender offer would also receive $13.00 per share in cash for their stock in the short-form merger.

  Warranty: CNA's warranty operation ("Warranty") is the fourth largest warranty underwriter in the U.S., providing extended service contracts, warranties and related insurance products that protect the consumer or business from the financial burden associated with the breakdown, under-performance or maintenance of a product. Warranty's key market segments consist of vehicle, retail, home, commercial and original equipment manufacturer. Each market segment distributes its product via a sales force employed or contracted through a program administrator.

  CNA National Warranty Corporation sells vehicle warranty services in the U.S. and Canada. In July 1998, Warranty expanded into the home warranty segment with the acquisition of a 90% interest in Home Security of America, Inc., one of the largest home warranty administrators in the U.S. Also, in January 1998 CNA acquired a joint venture interest in Specialty Underwriters, a provider of innovative equipment maintenance management services to companies worldwide. As these entities are not licensed insurance companies, they purchase coverages from various CNA affiliates to back the warranty products they sell. Warranty expects growth from cross marketing efforts with other CNA businesses, increasing product distribution via the CNA independent agency force and introducing several warranty products in the international marketplace.

  International: International is responsible for coordinating and managing the direct business of the foreign property/casualty operations of CNA. This business identifies and capitalizes on strategic indigenous opportunities outside the U.S. by continuing to build its own capabilities and by initiating acquisitions, strategic alliances and start-up operations that allow for expansion into targeted markets. In addition, International provides U.S.-based customers that are expanding their operations overseas with a single source for their commercial insurance needs. To this end, International has placed underwriters within CI branches.

  International currently oversees operations in Europe, Latin America, Canada and Asia. In Europe, CNA formed CNA Insurance Company (Europe) Limited ("CIE") in 1996, which is based in London. CIE has since opened offices in France, Germany and the Netherlands and has purchased a managing general agent in Denmark. Through its network of offices, International intends to build on the successes of several CNA specialty products (including travel and accident, warranty and financial lines insurance) and introduce those products across Europe. International also includes the results of U.K. based Maritime Ltd.

  In Latin America, the Company acquired a 70% interest in Omega A.R.T. in 1997, a workers' compensation company domiciled in Argentina. Omega ranks as the fourth largest workers' compensation company in Argentina based on premium volume.

  CNA Canada, formed in 1998, sells a broad array of property/casualty and specialty insurance products through brokers and managing general agents. The results of EMU are also included in International.

  The short to mid-term growth opportunities for International are in the more mature foreign insurance markets, such as Europe and Canada, and in specialty insurance products. In the longer term, emphasis will be on the emerging insurance markets in Latin America and Asia.

  First Insurance Company Of Hawaii: First Insurance Company of Hawaii, Ltd. ("FICOH") is the oldest domestic insurer in the state of Hawaii, dating back to 1911. FICOH is also the largest commercial insurance company and the second largest property/casualty insurance company in the state. FICOH offers commercial and personal lines solely in the state of Hawaii. Distributed through independent agencies, the business mix has historically been approximately 65% commercial and 35% personal lines. On November 1, 1999, Tokio Marine & Fire Insurance Co. Ltd. ("Tokio") and CNA executed an agreement to increase Tokio's ownership share from 40% to 50%, resulting in equal ownership by CNA and Tokio. Additionally, on November 1, 1999, Tokio merged their Hawaii-based operations into FICOH. CNA retains control over FICOH's daily operations. CNA views this transaction as a positive step in the ongoing strategic relationship between CNA and Tokio.

  CNA's partnership with Tokio is expected to generate growth opportunities and facilitate international expansion. Additionally, CNA foresees growth opportunities through collaborative partnerships between FICOH and other CNA businesses.

Risk Management

  Risk Management ("RM") markets and sells insurance products and services to large U.S.-based companies. These customers have a minimum of $1 million or more in casualty claims each year. It is estimated that there are approximately 8,500 targeted companies within this market segment. RM is one of 11 significant competitors and has a very strong reputation and presence, particularly as a writer of casualty insurance lines.

RM includes two groups.

  Risk Transfer: Risk Transfer writes property/casualty lines of insurance. The casualty insurance business focuses on workers' compensation, commercial auto liability, general liability through traditional and innovative financial risk products, and excess coverage needs. The excess products provide umbrella, excess workers' compensation and high excess coverages.

  Over the last two years, domestic and global property capabilities have been increased, providing primary, inland marine and excess property facilities. Global property includes a strategic alliance with Protection Mutual to address the needs of the highly protected risk customer. Global property also includes Northrock Insurance Company Limited, a wholly owned subsidiary in Bermuda, offering property excess of loss insurance coverages.

  RSKCo: Formed in 1998, RSKCo provides total risk management services (integrated and single component) related to claims, loss control, cost management and information services to the commercial insurance marketplace. RSKCo's capabilities include:

  (a) Claim Services: Services that allow customers to select from a single source the desired level of service-from an integrated claims package to any component service.

  (b) Loss Control: Pre-loss prevention services include industrial hygiene, laboratory, ergonomics, field consulting and training, property, environmental and transportation loss control. Driver training is provided through Smith System Driver Improvement Institute, Inc., a wholly owned subsidiary.

  (c) Cost Management: Post-loss cost control services through case management, medical bill review, preferred provider organizations and other unique partnerships to reduce lost work days through rapid response, quality care and effective coordination.

  (d) Information Services: These services include data access, reporting tools, information and benchmarking analysis, consulting and custom reporting services.

Group Operations

  Group Operations provides a broad array of group life and health insurance products and services to employers, affinity groups and other entities that purchase insurance as a group. Its products and services are primarily distributed through brokers. In addition, Group Operations provides health insurance to federal employees, retirees and their families; managed care and self-funded medical excess insurance; medical provider network management and administration services; and reinsurance for life and health insurers.

Group Operations includes five principal groups.

  Special Benefits: Special Benefits provides group term life insurance, short and long term disability, statutory disability, long term care and accident products. Products are marketed through a nationwide operation of 31 sales offices, third party administrators, managing general agents and insurance consultants.

  Provider Markets: Provider Markets is comprised of two major businesses. CNA Health Partners provides comprehensive managed care services to employers offering self-funded medical plans and to healthcare provider networks, including provider organizations that manage capitated risks. Services offered include network development and management, medical management, medical claims administration, consulting services and management services. Group Reinsurance writes assumed reinsurance on health, life and other related products written on a group basis, as well as excess risk coverages related to health care.

  Life Reinsurance: Life Reinsurance reinsures individual life and health products marketed by unaffiliated life insurance companies throughout North America. Sales are through an internal sales force.

  Federal Markets: Federal Markets is the second largest provider of health insurance benefits to federal employees, and operates through the Mail Handlers Benefit Plan under the Federal Employees Health Benefit Plan. In addition to insuring approximately one million members, Federal Markets is responsible for all claim management activities under the plan, such as large case management, hospital and provider bill negotiations, fraud detection activities and vendor contracts.

  Health Benefits: Health Benefits markets direct mail specialty products such as accidental death and dismemberment, term life and dental insurance to bank customers and federal employees.

Life Operations

  Life Operations provides financial protection to individuals through a full product line of term life insurance, universal life insurance, long term care insurance, annuities and other products. Life Operations also provides retirement services products to institutions in the form of various investment products and administration services. Life Operations has several distribution relationships and partnerships including managing general agencies, other independent agencies working with CNA life sales offices, a network of brokers and dealers and various other independent insurance consultants.

  On March 8, 2000, CNA announced that, consistent with its strategy to sharpen its focus on insurance products and services for businesses, it is exploring the sale of its individual life insurance and life reinsurance businesses and has engaged an investment banking firm to assist with the potential sale of the life operations.

Life Operations is composed of four principal groups.

  Individual Life: Individual Life offers primarily level premium term life insurance, universal life insurance and related products. New sales of term life have placed CNA as first or close to first in the market in each of the last three years.

  Retirement Services: Retirement Services markets annuities and investment products and services to both retail and institutional customers.

  Long Term Care: Long Term Care products provide reimbursement for covered nursing home and home health care expenses incurred due to physical or mental disability.

  Other Operations: Other Life Operations businesses include viatical settlements and developing operations in certain international markets.

Restructuring And Other Related Charges

  On August 5, 1998, CNA announced estimates of the financial implications of its initiatives to achieve world-class performance. "World-class performance," as defined by CNA, refers to its intention to position each strategic business units as a market leader by sharpening its focus on customers and employing new technology to work smarter and faster. In the third quarter of 1998, CNA finalized and approved a plan to restructure its operations. The restructuring plan focused on a gross reduction in the then-current workforce of approximately 4,500 employees resulting in a net reduction of approximately 2,400 employees, the consolidation of certain processing centers, the closing of various facilities, and the exiting of certain businesses. The details of the restructuring and other related charges recognized in 1998 and 1999 are discussed in Note 13 to the Notes to Consolidated Financial Statements included in Item 8 of this Report. The initial expectation from management was that CNA's initiatives would result in a reduction of approximately 2 points in expense ratio due to savings of approximately $300 to $350 million on an annualized basis.

  As of December 31, 1999, CNA had completed essentially all aspects of its restructuring plan. Management estimates CNA has achieved annualized run-rate expense savings of $381 million. "Annualized run-rate expense savings," as defined by CNA, refers to the difference between the normalized current expense ratio and a base-line expense ratio applied to a base-line measure of revenue, generally written premiums. Approximately $70 million of the annualized run-rate savings relate to the Personal Insurance business transferred to Allstate. See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for a discussion of the Personal Insurance transaction. The normalization of the current expense ratio involves adjusting the expense ratio, exclusive of restructuring and other related charges, for other expenses that are not expected to recur or persist in the restructured operating platform. Because many of the expenses to which these adjustments relate are included in the results of operations determined in accordance with generally accepted accounting principles, the annualized run-rate expense savings cannot be interpreted as the difference in expenses incurred in 1999 compared to 1998. Management expects that the effects of the restructured operating platform will be reflected in the 2000 results.

Other

  Other insurance operations include corporate borrowings of CNA and related interest expense, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation and financial guarantee insurance contracts.

Supplementary Insurance Data

  The following table sets forth supplementary insurance data:

Year Ended December 31                         1999          1998        1997
------------------------------------------------------------------------------
(In millions of dollars, except ratio information)

Trade Ratios - GAAP basis (a):
  Loss ratio ..........................         87.1%        81.8%       77.1%
  Expense ratio .......................         32.4         33.6        31.3
  Combined ratio (before policyholder
   dividends) .........................        119.5        115.4       108.4
  Policyholder dividend ratio .........           .3          1.1          .5

Trade Ratios - Statutory basis (a):
  Loss ratio ..........................         87.1%        81.5%       77.5%
  Expense ratio .......................         33.8         32.8        30.7
  Combined ratio (before policyholder
   dividends) .........................        120.9        114.3       108.2
  Policyholder dividend ratio .........           .3          1.0          .8

Gross Life Insurance In-Force:
  Group ...............................   $394,743.0   $317,720.0  $239,843.0
  Life (c) ............................     75,247.0     76,674.0    71,755.0
------------------------------------------------------------------------------
                                          $469,990.0   $394,394.0  $311,598.0
==============================================================================

Other Data-Statutory basis (b):
  Property/casualty capital and surplus
   (d) ................................  $   8,679.0   $  7,623.0  $  7,123.0
  Life capital and surplus ............      1,222.0      1,109.0     1,223.0
  Written premium to surplus ratio ....          1.1          1.4         1.4
  Capital and surplus-percent of total
   liabilities ........................         21.9%        20.5%       22.4%
  Participating policyholders-percent
   of gross life insurance in force ...           .5%          .5%         .7%

----------------
  (a) Trade ratios reflect the results of CNA's property/casualty insurance subsidiaries. Trade ratios are industry measures of property/casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. The expense ratio, using amounts determined in accordance with generally accepted accounting principles, is the percentage of underwriting expenses, including the amortization of deferred acquisition costs, to premiums earned. The expense ratio, using amounts determined in accordance with statutory accounting practices, is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio is the sum of the loss and expense ratios. The policyholder dividend ratio is the ratio of dividends incurred to premiums earned.

  (b) Other data is determined in accordance with statutory accounting practices. Dividends of $570.0, $410.0 and $175.0 million were paid to CNA by CCC in 1999, 1998 and 1997, respectively. Insurance subsidiaries have received, or will receive, reimbursement from CNA for general management and administrative expenses, unallocated loss adjustment expenses and investment expenses of $203.0, $189.0 and $217.0 million in 1999, 1998 and 1997, respectively. Life statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the statutorily required Asset Valuation and Interest Maintenance Reserves as surplus.

  (c) Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in force, were 10.9%, 14.7% and 6.4% in 1999, 1998 and 1997, respectively.

  (d) Surplus includes equity of property/casualty companies' ownership in life insurance subsidiaries.

  The following table displays the distribution of gross written premiums for CNA's property/casualty operations:


Year Ended December 31                        1999         1998         1997
------------------------------------------------------------------------------

New York ...............................       8.2%         9.5%         9.9%
California .............................       7.1          8.2          8.8
Texas ..................................       5.7          6.0          6.2
Florida ................................       4.6          4.6          4.8
Pennsylvania ...........................       4.3          4.7          5.1
New Jersey .............................       3.8          4.4          4.3
Illinois ...............................       3.8          4.5          4.4
All other states, countries or political
 subdivisions (a) ......................      46.5         48.0         48.0
Reinsurance assumed ....................      16.0         10.1          8.5
------------------------------------------------------------------------------
                                             100.0%       100.0%       100.0%
==============================================================================

---------------
  (a) No other state, country or political subdivision accounts for more than 3.0% of gross written premium.

  Approximately 97% of CNA's premiums are derived from the United States. Premiums from any individual foreign county are not significant.

Property/Casualty Claim and Claim Adjustment Expenses

  The following loss reserve development table illustrates the change over time of reserves established for property/casualty claims and claim adjustment expenses at the end of the preceding eleven calendar years for CNA's property/casualty operations. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserve as of the end of each successive year which is the result of CNA's property/casualty insurance subsidiaries' expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

  The loss reserve development table for property/casualty operations is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

                                          Schedule of Property/Casualty Loss Reserve Development
-----------------------------------------------------------------------------------------------------------
Year Ended December 31     1989    1990    1991    1992   1993   1994    1995    1996    1997   1998   1999
                             (a)     (a)     (a)     (a)    (a)    (a)     (b)             (c)    (d)    (e)
-----------------------------------------------------------------------------------------------------------
(In millions of dollars)

Gross reserves for
 unpaid claim and
 claim expenses  ......        -  16,530  17,712  20,034 20,812 21,639  31,044 29,357 28,533  28,317 26,631
Ceded recoverable .....        -   3,440   3,297   2,867  2,491  2,705   6,089  5,660  5,326   5,424  6,273
-----------------------------------------------------------------------------------------------------------
Net reserves for
 unpaid claim and
 claim expenses .......   11,267  13,090  14,415  17,167 18,321 18,934  24,955 23,697 23,207  22,893 20,358
Cumulative-net paid as
 of:
  One year later ......    2,670   3,285   3,411   3,706  3,629  3,656   6,510  5,851  5,954   7,460      -
  Two years later .....    4,724   5,623   6,024   6,354  6,143  7,087  10,485  9,796 11,102       -      -
  Three years later ...    6,294   7,490   7,946   8,121  8,764  9,195  13,363 13,627      -       -      -
  Four years later ....    7,534   8,845   9,218  10,241 10,318 10,624  16,407      -      -       -      -
  Five years later ....    8,485   9,726  10,950  11,461 12,489 12,666       -      -      -       -      -
  Six years later .....    9,108  11,207  11,951  12,308 14,249      -       -      -      -       -      -
  Seven years later ...   10,393  12,023  12,639  13,947      -      -       -      -      -       -      -
  Eight years later ...   11,086  12,592  14,166       -      -      -       -      -      -       -      -
  Nine years later ....   11,563  14,019       -       -      -      -       -      -      -       -      -
  Ten years later .....   12,897       -       -       -      -      -       -      -      -       -      -
Net reserves
 re-estimated as of:
  End of initial year .   11,267  13,090  14,415  17,167 18,321 18,934  24,955 23,697 23,207  22,893 20,358
  One year later ......   11,336  12,984  16,032  17,757 18,250 18,922  24,864 23,479 23,508  23,920      -
  Two years later .....   11,371  14,693  16,810  17,728 18,125 18,500  24,294 23,140 23,702       -      -
  Three years later ...   13,098  15,737  16,944  17,823 17,868 18,008  23,814 23,666      -       -      -
  Four years later ....   14,118  15,977  17,376  17,765 17,511 17,354  24,679      -      -       -      -
  Five years later ....   14,396  16,440  17,329  17,560 17,082 19,558       -      -      -       -      -
  Six years later .....   14,811  16,430  17,293  17,285 20,066      -       -      -      -       -      -
  Seven years later ...   14,810  16,551  17,069  18,974      -      -       -      -      -       -      -
  Eight years later ...   14,995  16,487  18,553       -      -      -       -      -      -       -      -
  Nine years later ....   14,973  17,792       -       -      -      -       -      -      -       -      -
  Ten years later .....   16,155       -       -       -      -      -       -      -      -       -      -
-----------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (4,888) (4,702) (4,138) (1,807)(1,745)  (624)    276     31   (495) (1,027)     -
===========================================================================================================
Reconciliation to
 gross re-estimated
 reserves:
   Net reserves
    re-estimated ......   16,155  17,792  18,553  18,974 20,066 19,558  24,679 23,666 23,702  23,920      -
   Re-estimated ceded
    recoverable .......        -     405     667     926  1,095  1,366   7,484  8,334  8,634   9,021      -
-----------------------------------------------------------------------------------------------------------
Total gross
 re-estimated reserves    16,155  18,197  19,220  19,900 21,161 20,924  32,163 32,000 32,336  32,941      -
===========================================================================================================
Net (deficiency)
 redundancy related to:
  Asbestos claims .....   (3,496) (3,365) (3,321) (1,633)(1,033)  (999)   (811)  (910)  (806)   (560)     -
  Environmental claims      (978)   (972)   (929)   (886)  (445)  (276)   (197)  (136)  (138)     84      -
-----------------------------------------------------------------------------------------------------------
  Total asbestos and
   environmental ......   (4,474) (4,337) (4,250) (2,519)(1,478)(1,275) (1,008)(1,046)  (944)   (476)     -
  Other claims ........     (414)   (365)    112     712   (267)   651   1,284  1,077    449    (551)     -
-----------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (4,888) (4,702) (4,138) (1,807)(1,745)  (624)    276     31   (495) (1,027)     -
===========================================================================================================

----------------
(a) Reflects reserves of CNA's property and casualty insurance subsidiaries, excluding CIC reserves which were acquired on May 10, 1995. Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include CIC. In 1995, CNA recorded adverse reserve development of $134 million related to the reserves of CIC, acquired on May 10, 1995.

(b) Includes CIC gross reserves of $9,713 million and net reserves of $6,063 million acquired on May 10, 1995 and subsequent development thereon.

(c) Includes net and gross reserves of acquired companies of $57 and $64 million, respectively.

(d) Includes net and gross reserves of acquired companies of $122 and $223 million, respectively.

(e) Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million, as of December 31, 1999.

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

  Additional information as to the Company's investments is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    OTHER

  Competition: Due to market pressures, the insurance environment remains intensely competitive. CNA competes with a large number of stock and mutual insurance companies and other entities for both producers and customers and must continuously allocate resources to refine and improve its insurance products and services. There are approximately 3,400 individual companies that sell property/casualty insurance in the United States. CNA's consolidated property/casualty subsidiaries ranked as the fifth largest property/casualty insurance organization based upon 1998 statutory net written premium. There are approximately 1,500 companies selling life insurance in the United States. CAC is ranked as the thirty-fifth largest life insurance organization based on 1998 consolidated statutory premium volume.

  Dividends by Insurance Subsidiaries: The payment of dividends to CNA by its insurance subsidiaries without prior approval of the affiliates' domiciliary state insurance commissioners is limited by formula. This formula varies by state. The formula used by the majority of states provides that the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment is available to be paid as a dividend to the parent company. Some states, however, have an additional stipulation that dividends cannot exceed the prior year's surplus. Based upon the formulae applied by the respective domiciliary states of CNA's insurance subsidiaries, approximately $887.0 million in dividends can be paid to CNA by those subsidiaries in 2000 without prior approval. However, all dividends must be reported to the domiciliary insurance department prior to declaration and payment.

  Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports, and regulating solvency and the type and amount of investments permitted. Such regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulator, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.

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

  Reform of the U.S. tort liability system is another issue facing the insurance industry. Although federal standards would create more uniform laws, tort reform supporters still look primarily to the states for passage of reform measures. Over the last decade, many states have passed some type of reform, but more recently, a number of state courts have modified or overturned these reforms. Additionally, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. Continued unpredictability in the law means that insurance underwriting and rating is expected to be difficult in commercial lines, professional liability and some specialty coverages.

  Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance business in a variety of ways. These initiatives and legislation include tort reform proposals; proposals to overhaul the Superfund hazardous waste removal and liability statute; financial services modernization legislation, which includes provisions to remove barriers that prevent banks from engaging in the insurance business; and various tax proposals affecting insurance companies.

  In the mid 1990's the National Association of Insurance Commissioners ("NAIC") adopted risk based capital ("RBC") requirements for both life insurance companies and property/casualty insurance companies. The requirements are to be utilized by state insurance departments as a minimum capital requirement identifying companies that merit further regulatory action. The formulae were not developed to differentiate adequately capitalized companies that operate with capital levels higher than the RBC requirements. Therefore, it is inappropriate and inadvisable to use the formulae to rate or rank insurers. At December 31, 1999 and 1998, all of CNA's life and property and casualty companies had adjusted capital in excess of amounts requiring any regulatory action.

  Reinsurance: See Notes 1 and 17 of the Notes to Consolidated Financial Statements, included in Item 8, for information related to CNA's reinsurance activities.

  Properties: CNA Plaza, owned by Continental Assurance Company, serves as the executive office for CNA and its insurance subsidiaries. An adjacent building (located at 55 E. Jackson Blvd.), jointly owned by Continental Casualty Company and Continental Assurance Company, is partially situated on grounds under leases expiring in 2058. Approximately 25% of the adjacent building is rented to non-affiliates. CNA leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA:



                                  Size
 Location                     (square feet)                         Principal Usage
------------------------------------------------------------------------------------------------
Owned:
  CNA Plaza                     1,144,378              Principal Executive Offices of CNA
  333 S. Wabash
  Chicago, Illinois

  180 Maiden Lane               1,115,100              Property/Casualty Insurance Offices
  New York, New York

  55 E. Jackson Blvd.             440,292              Principal Executive Offices of CNA
  Chicago, Illinois

  401 Penn Street                 254,589              Leased to tenants
  Reading, Pennsylvania

  100 CNA Drive                   251,363              Life Insurance Offices
  Nashville, Tennessee

  1110 Ward Avenue                186,687              Property/Casualty Insurance Offices
  Honolulu, Hawaii

Leased:
  200 S. Wacker Drive             265,727              Property/Casualty Insurance Offices
  Chicago, Illinois

  1111 E. Broad St.               225,470              Property/Casualty Insurance Offices
  Columbus, Ohio

  40 Wall Street                  199,238              Property/Casualty Insurance Offices
  New York, New York

  3501 State Highway 66           183,184              Property/Casualty Insurance Offices
  Neptune, New Jersey

  2405 Lucien Way                 178,744              Property/Casualty Insurance Offices
  Maitland, Florida

  333 Glen Street                 164,032              Property/Casualty Insurance Offices
  Glens Falls, New York

  1100 Cornwall Road              147,884              Property/Casualty Insurance Offices
  Monmouth Junction, New Jersey

  600 North Pearl Street          139,151              Property/Casualty Insurance Offices
  Dallas, Texas

                                LORILLARD, INC.

  The Company's wholly owned subsidiary, Lorillard, Inc. ("Lorillard"), is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent, True, Maverick and Old Gold. Lorillard's largest selling brand is Newport, which accounted for approximately 73% of Lorillard's sales in 1999.

  Substantially all of Lorillard's sales are in the United States. Lorillard's major trademarks outside of the United States were sold in 1977. Lorillard accounted for 18.94%, 13.45% and 11.93% of the Company's consolidated total revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

  For a number of years Lorillard and other cigarette manufacturers have been faced with a number of factors which adversely affect Lorillard's business, including: litigation against tobacco manufacturers by private plaintiffs, some of which have resulted in substantial jury verdicts, as well as litigation by governmental entities; enacted and proposed legislation and regulation intended to discourage and restrict smoking; a decline in the social acceptability of smoking; cigarette price increases related to the cost of certain litigation settlements; and increased pressure from anti-tobacco groups.

 See Item 3 of this Report for information with respect to litigation against Lorillard including litigation seeking substantial compensatory and punitive damages for adverse health effects claimed to have resulted from the use of cigarettes and smokeless tobacco, and from exposure to tobacco smoke, and claims brought by cigarette wholesalers and others alleging violations of antitrust laws.

  On November 23, 1998, Lorillard and other manufacturers of tobacco products entered into a Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states. Lorillard and the other major U.S. tobacco manufacturers had previously settled similar claims brought by the four other states (together with the MSA, the "State Settlement Agreements"). The State Settlement Agreements and certain ancillary agreements are included as exhibits to this Report (Exhibits 10.08 through 10.23) and are incorporated by reference thereto. See also Management's Discussion and Analysis - Results of Operations, "Settlement of State Reimbursement Litigation" included in Item 7.

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

  Food and Drug Administration Regulation of Tobacco Products - In 1996, the FDA published regulations (the "FDA Regulations") which would have severely restricted cigarette advertising and promotion and limited the manner in which tobacco products could be sold. In enacting the FDA Regulations, the FDA determined that nicotine is a drug and that cigarettes are a nicotine delivery system and, accordingly, subject to FDA regulatory authority as medical devices. The FDA premised its regulations on the need to reduce smoking by underage youth and young adults. The FDA Regulations included the following:

  (i) Regulations regarding minimum sales age. These regulations would have made unlawful the sale of cigarettes to anyone under age 18. These regulations would have also required proof of age to be demanded from any person under age 27 who attempts to purchase cigarettes.

 (ii) Regulations regarding advertising and billboards, vending machines, self-service displays, sampling premiums, and package labels. These regulations would have limited all cigarette advertising to black and white, text only format in most publications and outdoor advertising such as billboards. The regulations also would have prohibited billboards advertising cigarettes within 1,000 feet of a school or playground, require that the established name for the product ("Cigarettes") and an intended use statement ("Nicotine - Delivery Device For Persons 18 or Older") be included on all cigarette packages and advertising, banned vending machine sales, product sampling, and the use of cigarette brand names, logos and trademarks on premium items, and prohibited the furnishing of any premium item in consideration for the purchase of cigarettes or the redemption of proofs-of-purchase coupons.

(iii) Regulations which would have prohibited use of cigarette brand names to sponsor sporting and cultural events and require cigarette manufacturers to comply with certain stringent FDA regulations (known as "good manufacturing practices") governing the manufacture and distribution of medical devices.

  Lorillard and other cigarette manufacturers filed a lawsuit in the U.S. District Court in North Carolina challenging the FDA's assertion of jurisdiction over cigarettes. Lower court rulings in this litigation were appealed to the U.S. Supreme Court which, on March 21, 2000, held that Congress did not give the FDA authority to regulate tobacco products under the Federal Food, Drug and Cosmetic Act and, accordingly, the FDA's assertion of jurisdiction over tobacco products was impermissible under that Act. Since the Supreme Court decision, various proposals have been made for federal and state legislation to regulate cigarette manufacturers. The ultimate outcome of these proposals cannot be predicted.

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

  Advertising and Sales Promotion: Lorillard's principal brands are advertised and promoted extensively. Advertising and promotion activities by Lorillard and other major tobacco manufacturers have been severely restricted by the MSA and would have been further restricted by the regulations proposed by the FDA, discussed above. Pursuant to the MSA, Lorillard and the other major tobacco product manufacturers have agreed to various restrictions and limitations regarding the advertising, promotion and marketing of tobacco products in the Settling States. Among other things, the MSA prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each tobacco manufacturer to one tobacco brand name sponsorship during any twelve-month period, which may not include major team sports or events in which the intended audience includes a significant percentage of youth; bans all outdoor advertising of tobacco products with the exception of small signs at retail establishments that sell tobacco products; bans tobacco manufacturers from offering or selling non-tobacco apparel and other merchandise that bears a tobacco brand name, subject to specified exceptions; and prohibits the distribution of free samples of tobacco products except within an adult-only facility.

  Introduction of new brands, brand extensions and packings require the expenditures of substantial sums for advertising and sales promotion, with no assurance of consumer acceptance. The advertising media presently used by Lorillard include magazines, newspapers, direct mail and point-of-sale display materials. Sales promotion activities are conducted by distribution of samples and store coupons, point-of-sale display advertising, advertising of promotions in print media, and personal contact with distributors, retailers and consumers.

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

  Tobacco and Tobacco Prices: The two main classes of tobacco grown in the United States are flue-cured tobacco, grown in Virginia, North Carolina, South Carolina, Georgia and Florida; and burley, grown primarily in Kentucky and Tennessee. Lorillard purchases flue-cured tobacco and burley tobacco for use in cigarettes. Most of the tobacco from these classes used by Lorillard is purchased by commission buyers at tobacco auctions. Lorillard also purchases various types of aromatic tobacco, grown principally in Turkey and other Near Eastern countries. In addition, Lorillard purchases substantial quantities of aged tobacco from various sources, including cooperatives financed by the Commodity Credit Corporation program, to supplement tobacco inventories.

  Due to the varying size and quality of annual crops and other economic factors, tobacco prices have varied in the past. Those economic factors include federal government control of acreage and poundage in the flue-cured producing areas and poundage control for burley production. The price supports that accompany these production controls have substantially affected the market prices of tobacco. The approximate average auction prices per pound for flue-cured tobacco were $1.755 in 1998 and $1.736 in 1999. Burley prices per pound were approximately $1.903 in 1998 and $1.903 in 1999. The prices paid by Lorillard have generally been consistent with this trend. Lorillard believes that its current leaf inventories are adequately balanced for its present production requirements. Because the process of aging tobacco normally requires approximately two years, Lorillard at all times has large quantities of leaf tobacco. See Note 1 of the Notes to Consolidated Financial Statements, included in Item 8, for inventory costing method.

  Prices: On August 30, 1999 and January 17, 2000, Lorillard increased the wholesale price of its cigarettes by $9.00 and $6.50 per thousand cigarettes ($0.18 and $0.13 per pack of 20 cigarettes), respectively.

  Taxes: Federal excise taxes included in the price of cigarettes are $17.00 per thousand cigarettes ($0.34 per pack of 20 cigarettes). The federal excise tax on cigarettes is scheduled to increase by $2.50 per thousand cigarettes in the year 2002. Excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. The state taxes generally range from 2.5 cents to $1.11 per package of twenty cigarettes.

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

  Competition: Substantially all of Lorillard's products are sold within the United States in highly competitive markets where its principal competitors are the four other major U.S. cigarette manufacturers (Philip Morris, R.J. Reynolds ("RJR"), Brown & Williamson and Liggett Group). According to Management Science Associates, the company used by the industry to process shipment data, in calendar year 1999 Lorillard ranked fourth in the industry with a 10.7% share of the market. Philip Morris and RJR accounted for approximately 50.8% and 23.6%, respectively, of the U.S. cigarette market.

  The following table sets forth cigarette sales in the United States by the industry and by Lorillard, as reported by Management Science Associates. This table indicates the relative position of Lorillard in the industry:

                                          Industry     Lorillard    Lorillard
            Calendar Year                   (000)        (000)     to Industry
------------------------------------------------------------------------------
1999 ...............................     409,496,000   43,608,000     10.7%
1998 ...............................     455,212,000   42,111,000      9.3%
1997 ...............................     477,701,000   41,831,000      8.8%

                                     18

---------------
  The Management Science Associates Report (the "Report") divides the cigarette market into two price segments, the full price segment and the discount or reduced price segment. According to the Report, the reduced price segment share of market decreased from approximately 26.2% in 1998 to 25.0% in 1999. Virtually all of Lorillard's sales are in the full price segment where Lorillard's share amounted to approximately 11.6% in 1999 and 11.0% in 1998, according to the Report.

                        LOEWS HOTELS HOLDING CORPORATION

  The subsidiaries of Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary of the Company, presently operate the following 14 hotels. Loews Hotels accounted for 1.64%, 1.14% and 1.10% of the Company's consolidated total revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

                                     Number of
                                    Rooms (Year
   Name and Location                  Opened)                   Owned, Leased or Managed
------------------------------------------------------------------------------------------------
Loews Annapolis                          217               Owned
 Annapolis, Maryland                  (1986(1))

Loews Coronado Bay Resort                450               Owned
 San Diego, California                (1991(1))

Loews Giorgio                            197               Owned
 Denver, Colorado                     (1986(1))

House of Blues, a Loews Hotel            367               Management contract expiring 2005 (2)
 Chicago, Illinois                      (1998)

Loews Le Concorde                        404               Land lease expiring 2069
 Quebec City, Canada                  (1974(1))

Loews L'Enfant Plaza                     372               Management contract expiring 2003 (2)
 Washington, D.C.                       (1973)

Loews Miami Beach Hotel                  800               Land lease expiring 2096
 Miami Beach, Florida                   (1998)

Loews New York                           765               Owned
 New York, New York                     (1961)

The Portofino Bay Hotel,                 750               Management contract (3)
 at Universal Orlando, a Loews Hotel    (1999)
 Orlando, Florida

The Regency, a Loews Hotel               496               Land lease expiring 2013, with
 New York, New York                     (1963)             renewal option for 47 years

Loews Santa Monica Beach                 350               Management contract expiring 2018,
 Santa Monica, California               (1989)             with renewal option for 5 years(2)

Loews Vanderbilt Plaza                   342               Owned
 Nashville, Tennessee                 (1984(1))

Loews Ventana Canyon Resort              398               Management contract expiring 2004,
 Tucson, Arizona                        (1984)             with renewal options for 10 years(2)

Loews Hotel Vogue                        154               Owned
 Montreal, Canada                     (1990(1))


                                     19

-------------
(1) The Annapolis, Giorgio, Le Concorde, Vanderbilt Plaza, Vogue and Coronado Bay Hotels were acquired by Loews Hotels in 1990, 1989, 1987, 1989, 1995 and 2000, respectively.
(2) These management contracts are subject to termination rights.
(3) A Loews Hotels subsidiary is a 50% owner of the property through a joint venture, discussed below.

  Recent Developments: In spring 2000, the 583 room Loews Philadelphia Hotel is scheduled to open, following its conversion from the landmark PSFS building. In January 2000, Loews Hotels purchased the Coronado Bay Resort hotel located in San Diego, California and the Days and Howard Johnson hotels located in New York City were sold in December 1999. Loews Hotels has entered into a letter of intent to form a joint venture to develop and operate a new 432 room hotel in Boston's theater district.

  Hotels at Universal Orlando: A Loews Hotels subsidiary has a 50% interest in a joint venture with the owners of the Universal Orlando theme park in Orlando, Florida to develop and construct three hotels having an aggregate of approximately 2,400 rooms. The hotels will be constructed on land leased by the joint venture from the resort's owners and will be operated by Loews Hotels pursuant to a management contract. The first hotel, the Portofino Bay Hotel, opened in the fall of 1999. Construction has commenced on the second hotel, the Hard Rock Hotel, a 650 room hotel which is scheduled to open in December 2000. The third hotel, the 1,000 room Royal Pacific is scheduled to open in 2001.

  The hotels which are operated by Loews Hotels contain shops, a variety of restaurants and lounges, and some contain parking facilities, swimming pools, tennis courts and access to golf courses.

  The hotels owned by Loews Hotels are subject to mortgage indebtedness aggregating approximately $135.9 million at December 31, 1999 with interest rates ranging from 6.6% to 8.7% and maturing between 2000 and 2018. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $3.4 million for the year ended December 31, 1999.

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

                         DIAMOND OFFSHORE DRILLING, INC.

  Diamond Offshore Drilling Inc. ("Diamond Offshore"), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used primarily in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore operates 45 offshore rigs. Diamond Offshore accounted for 3.95%, 5.85% and 4.82% of the Company's consolidated total revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

  Drilling Units and Equipment: Diamond Offshore currently owns and operates 45 mobile offshore drilling rigs (30 semisubmersible rigs, 14 jackup rigs and one drillship) and related equipment. Offshore rigs are mobile units that can be relocated via either self propulsion or the use of tugs enabling them to be repositioned based on market demand.

  Semisubmersible rigs are supported by large pontoons and are partially submerged during drilling for greater stability. They are generally designed for deep water depths of up to 5,000 feet. Diamond Offshore owns and operates three fourth-generation semisubmersible rigs and four fourth-generation deep water conversions. These rigs are equipped with advanced drilling equipment, are capable of operations in deep water or harsh environments, and command high premiums from operators. Diamond Offshore's 30 semisubmersible rigs are currently located as follows: 16 in the Gulf of Mexico, four in Brazil, three in the North Sea and two in Australia, with the remaining rigs located in various foreign markets.

  Jackup rigs stand on the ocean floor with their drilling platforms "jacked up" on support legs above the water. They are used extensively for drilling in water depths from 20 feet to 350 feet. Nine of Diamond Offshore's jackup rigs are cantilevered rigs capable of over platform development drilling and workover as well as exploratory drilling. Of Diamond Offshore's 14 jackup rigs, 12 are currently located in the Gulf of Mexico.

  Diamond Offshore's drillship is self-propelled and designed to drill in deep water. Shaped like a conventional vessel, it is the most mobile of the major rig types. Diamond Offshore's drillship has dynamic-positioning capabilities and during 1999 replacement of the blow-out preventer control system and additional upgrades were completed. The drillship then mobilized to offshore Brazil in late December 1999 and is currently operating under a three year contract.

  Markets: Diamond Offshore's principal markets for its offshore contract drilling services are the Gulf of Mexico, Europe, including principally the U.K. sector of the North Sea, South America, Africa, and Australia/Southeast Asia. Diamond Offshore actively markets its rigs worldwide.

  Diamond Offshore contracts to provide offshore drilling services vary in their terms and provisions. Diamond Offshore often obtains its contracts through competitive bidding, although it is not unusual for Diamond Offshore to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the control of Diamond Offshore. Under dayrate contracts, Diamond Offshore generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Dayrate contracts have historically accounted for a substantial portion of Diamond Offshore's revenues. In addition, Diamond Offshore has worked some of its rigs under dayrate contracts pursuant to which the customer also agrees to pay Diamond Offshore an incentive bonus based upon performance.

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

  In January 2000, Diamond Offshore announced that it had been awarded a letter of intent for its fourth-generation semisubmersible, the Ocean Alliance, for a three-year term commitment with Petrobras in Brazil. The rig, currently working in West Africa, is scheduled to begin mobilization for the program in the third quarter of 2000, depending on the duration of its current commitments. The contract, which will commence in direct continuation of current obligations, is expected to generate revenues of approximately $131.0 million, with provisions for additional revenue if the rig is utilized in waters deeper than the primary contract obligation of 1,200 meters. Additionally, the commitment allows Diamond Offshore certain rights for participation in possible increases in the drilling market during the third year of the agreement.

  In August 1999, a customer terminated a contract for use of one of Diamond Offshore's drilling rigs located offshore Australia. The termination was not the result of performance failures by Diamond Offshore or its equipment. Diamond Offshore believes the contract requires the customer to pay approximately $16.5 million in remaining revenue through the end of the contract period, which was previously scheduled to end in early January 2000. However, the customer believes that there is no further obligations under the contract and has refused to pay the $16.5 million early termination fee. Diamond Offshore filed suit in Australia in August 1999 requesting reconstruction of the contract and a declaratory judgment requiring the customer to pay such early termination fee.

  The duration of offshore drilling contracts is generally determined by market demand and the respective management strategies of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that allow contractors to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at the lowest level possible. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while the customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates. In general, Diamond Offshore seeks to have a foundation of long-term contracts with a reasonable balance of single well, well-to-well and short-term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market.

  Disposition of Assets: In January 2000, Diamond Offshore sold its jack-up drilling rig, the Ocean Scotian, for $32.0 million in cash resulting in an after-tax gain of $9.0 million. The rig had been cold stacked offshore Netherlands prior to the sale. Certain other assets, including drilling rigs, have been sold in previous years. These assets have generally been inactive or did not fit the overall strategic direction of Diamond Offshore. Although Diamond Offshore does not, as of the date hereof, have any commitment with respect to a material disposition of assets, it could enter into such an agreement in the future.

  Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Occasionally, several customers have accounted for 10.0% or more of Diamond Offshore's annual consolidated revenues, although the specific customers may vary from year to year. During 1999, Diamond Offshore performed services for approximately 40 different customers with Petrobras and Shell companies (including domestic and foreign affiliates) ("Shell") accounting for 15.5% and 14.5% of Diamond Offshore's annual total consolidated revenues, respectively. During 1998, Diamond Offshore performed services for approximately 40 different customers with Shell accounting for 17.4% of Diamond Offshore's annual total consolidated revenues. During 1997, Diamond Offshore performed services for approximately 50 different customers with Shell accounting for 14.3% of Diamond Offshore's annual total consolidated revenues. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on Diamond Offshore's result of operations.

  Competition: The contract drilling industry is highly competitive. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality, rig location, and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. In periods of escalated drilling activity, rig availability has, in some cases, also become a consideration, particularly with respect to technologically advanced units. Diamond Offshore believes that competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements, reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of Diamond Offshore's rigs.

  In addition, rig construction and enhancement programs by offshore drilling contractors, which began in late 1997 and 1998, have resulted in an increase in the supply of technologically advanced rigs capable of drilling in deep water. This marginal oversupply of such equipment has, in turn, adversely affected the utilization level and average operating dayrates available for Diamond Offshore's rigs, particularly its higher specification semisubmersible units.

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

  The United States Oil Pollution Act of 1990 ("OPA '90") and similar legislation enacted in Texas, Louisiana and other coastal states addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA '90, such similar legislation and related regulations impose a variety of obligations on Diamond Offshore related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages.

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

  Properties: Diamond Offshore owns an eight-story office building located in Houston, Texas containing approximately 182,000 net rentable square feet, which is used for its corporate headquarters. Diamond Offshore also owns an 18,000 square foot building and 20 acres of land in New Iberia, Louisiana for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland for its North Sea operations. In addition, Diamond Offshore leases various office, warehouse and storage facilities in Louisiana, West Africa, Australia, Brazil, Indonesia, Scotland, Singapore and Trinidad to support its offshore drilling operations.

                               BULOVA CORPORATION

  Bulova Corporation ("Bulova") is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. Bulova accounted for
 .65%, .63% and .64% of the Company's consolidated total revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                                 OTHER INTERESTS

  A subsidiary of the Company, Majestic Shipping Corporation ("Majestic"), owns a 49% common stock interest in Hellespont Shipping Corporation ("Hellespont"). Hellespont is engaged in the business of owning and operating six large crude oil tankers that are used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

 For information with respect to agreements entered into by Majestic and Hellespont for the newbuilding of up to eight ships, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

                               EMPLOYEE RELATIONS

  The Company, inclusive of its operating subsidiaries as described below, employed approximately 30,900 persons at December 31, 1999 and considers its employee relations to be satisfactory.

  Lorillard employed approximately 3,300 persons at December 31, 1999. Approximately 1,300 of these employees are represented by labor unions under separate contracts with many local unions expiring at varying times and severally renegotiated and renewed.

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

  Loews Hotels employed approximately 2,700 persons at December 31, 1999, approximately 1,100 of whom are union members covered under collective bargaining agreements. Loews Hotels has experienced satisfactory labor relations and provides comprehensive benefit plans for its hourly paid employees.

  The Company maintains a retirement plan, group life, disability and health insurance program and a savings plan for salaried employees. Loews Hotels salaried employees also participate in these benefit plans.

  CNA employed approximately 19,600 full-time equivalent employees at December 31, 1999 and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes. CNA and its subsidiaries have comprehensive benefit plans for substantially all of their employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs.

  Diamond Offshore employed approximately 4,600 persons at December 31, 1999 (including international crews furnished through labor contractors), approximately 34 of whom are union members. Diamond Offshore has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees.

  Bulova and its subsidiaries employed approximately 450 persons at December 31, 1999, approximately 150 of whom are union members. Bulova and its subsidiaries have experienced satisfactory labor relations. Bulova has comprehensive benefit plans for substantially all employees.

Item 2. Properties.

  Information relating to the properties of Registrant and its subsidiaries is contained under Item 1.

Item 3. Legal Proceedings.

  1. CNA is involved in various lawsuits involving environmental pollution claims and litigation with Fibreboard Corporation. Information involving such lawsuits is incorporated by reference to Notes 7 and 18 of the Notes to Consolidated Financial Statements included in Item 8.

NON-INSURANCE

Tobacco Litigation
------------------

  Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products. As of March 1, 2000, approximately 1,100 product liability cases have been filed and served in United States courts against U.S. cigarette manufacturers since January 1, 1998. Lorillard has been named as a defendant in approximately 840 of these actions. Cases also have been filed with greater frequency against the Company. A total of approximately 1,225 product liability cases are pending against U.S. cigarette manufacturers, including approximately 500 cases filed by flight attendants alleging injury from exposure to environmental tobacco smoke in the aircraft cabin. Of these 1,225 cases, Lorillard is a defendant in approximately 825, including each of the flight attendant cases filed and served to date and the Company is named as a defendant in 38 cases, 11 of which have not been served.

  Tobacco litigation includes various types of claims. In these actions, plaintiffs claim substantial compensatory, statutory and punitive damages, as well as equitable and injunctive relief, in amounts ranging into the billions of dollars. These claims are based on a number of legal theories including, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, violation of consumer protection statutes, violation of anti-trust statutes, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products.

  Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects claimed to have resulted from an individual's use of cigarettes and smokeless tobacco products, addiction to smoking, or exposure to environmental tobacco smoke ("Conventional Product Liability Cases"). Approximately 715 such actions are pending against Lorillard. In other cases, plaintiffs have brought claims as class actions on behalf of large numbers of individuals for damages allegedly caused by smoking ("Class Actions"). Approximately 40 such cases are pending against Lorillard. In some cases, plaintiffs are governmental entities or entities such as labor unions, private companies, Indian Tribes, or private citizens suing on behalf of taxpayers. Plaintiffs in these cases seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages ("Reimbursement Cases"). Approximately 55 such cases are pending, excluding some of the actions brought by certain governmental entities that have not been formally concluded but are subject to the MSA discussed below. The U.S. federal government and the governments of several foreign nations also have filed suit in U.S. courts but these cases are not governed by the MSA. There also are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers ("Claims for Contribution"). Approximately eight such actions are pending against Lorillard, and a ninth case has been served on some of the defendants but not Lorillard.

  In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases"); there has not been a noticeable increase in the filing of these suits during the past few years, and approximately 25 such actions are pending.

CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 1,120 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Approximately 500 of the cases have been filed by flight attendants purportedly injured by their exposure to environmental tobacco smoke in the aircraft cabin. Lorillard is a defendant in approximately 715 of these cases. The Company is a defendant in eight of the cases filed by individuals, although five of them have not been served. The Company is not named as a defendant in any of the flight attendant cases served to date.

  Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages.

  On March 20, 2000, the jury in Whiteley v. Raybestos-Manhattan, Inc., et al. (Superior Court, City and County of San Francisco, filed April 30, 1999) returned a verdict in plaintiffs' favor in an individual smoking and health lawsuit brought against Philip Morris and R.J. Reynolds (Lorillard was not a defendant). The jury awarded plaintiffs $1.7 million in actual damages and $20.0 million in punitive damages.

  During 1998 and 1999, a total of eight trials were held involving eleven cases filed by individual plaintiffs. One trial has been held to date in 2000, raising to nine the number of trials held since 1998. The Company was a defendant in one of the cases. Lorillard was a defendant in two of the cases, including the one that was tried against the Company. Juries returned verdicts in favor of the defendants in the cases tried against Lorillard and the Company.

  On June 2, 1999, the jury in Butler v. Philip Morris, Inc., et al. (Circuit Court, Second Judicial District of Jones County, Mississippi, filed May 12,
1994) returned a verdict in favor of the defendants, which included Lorillard, in the trial of a suit brought by the family of a man who died of cancer, allegedly caused by exposure to environmental tobacco smoke. Plaintiffs voluntarily withdrew their post-trial motions and did not notice an appeal.

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

  Neither the Company nor Lorillard were defendants in the ten remaining cases. Verdicts were returned in favor of the defendants in six of the ten matters, but juries found in plaintiffs' favor in the remaining four cases. In three of these verdicts, juries awarded plaintiffs a total of $132.8 million in actual damages and punitive damages. One of the verdicts in favor of plaintiffs has been vacated on appeal. In two of the remaining cases, the courts have reduced the verdicts to a total of $59.4 million. Appeals are pending in both of these actions. The fourth verdict was returned in the Whiteley case discussed above. Neither Lorillard nor the Company are defendants in this action.

  CLASS ACTIONS - There are approximately 60 purported class actions pending against cigarette manufacturers and other defendants, including the Company. One of the cases has not been served. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One of the cases seek class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations. Plaintiffs in some of Reimbursement Cases also seek certification as class actions (see Reimbursement Cases, below).

  Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of over 60 law firms from throughout the United States. Lorillard is a defendant in approximately 40 of the approximately 60 cases seeking class certification. The Company is a defendant in twelve of the purported class actions. The Company is a defendant in another case in which none of the defendants have received service of process to date. Many of the purported class actions are in the pre-trial, discovery stage.

  Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991). On October 10, 1997, the parties to this class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke executed a settlement agreement which was approved by the trial court on February 3, 1998. The settlement agreement requires Lorillard and three other cigarette manufacturers jointly to pay $300.0 million in three annual installments to create and endow a research institute to study diseases associated with cigarette smoke. The plaintiff class members are permitted to file individual suits, but these individuals may not seek punitive damages for injuries that arose prior to January 15, 1997 which enabled them to be members of the class. As of March 1, 2000, approximately 500 such cases had been filed and served on cigarette manufacturers, including Lorillard.

  Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). Trial began during July 1998 in this case, which is pending in a Florida state court. The trial court has granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who allegedly have been injured or have died from medical conditions caused by their addiction to cigarettes containing nicotine. Plaintiffs seek actual damages and punitive damages estimated to be in the billions of dollars. Plaintiffs also seek equitable relief including, but not limited to, a fund to enable Florida smokers' medical conditions to be monitored for future health care costs, and attorneys' fees and court costs.

  The case is being tried in three phases. The first phase involved consideration of certain issues "common" to the members of the class and their asserted causes of action.

  On July 7, 1999, the jury returned a verdict against defendants at the conclusion of the first phase. The jury found, among other things, that cigarette smoking is addictive and causes lung cancer and a variety of other diseases, that the defendants concealed information about the health risks of smoking, and that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The verdict permitted the trial to proceed to a second phase. The jury was not asked to award damages in the Phase One verdict.

  Phase Two of the trial began on November 1, 1999 and is proceeding before the same jury which returned the verdict in Phase One. In the first part of Phase Two, the jury will determine issues of specific causation, reliance, affirmative defenses and other individual-specific issues related to the claims of three named plaintiffs and their entitlement to damages, if any.

  If the jury returns a verdict in favor of any of the three named plaintiffs and awards compensatory damages, then the trial would proceed to the second part of Phase Two, which would involve a determination of punitive damages. By order dated July 30, 1999 and supplemented on August 2, 1999 (together, the "order"), the trial judge amended the trial plan in respect to the manner of determining punitive damages. The order provides that the jury will determine punitive damages, if any, on a lump-sum dollar amount basis for the entire qualified class. The Third District of the Florida Court of Appeal rejected defendants' appeals from these rulings, and the Florida Supreme Court declined to review the orders at this time.

  It is unclear how the order will be implemented. The August 2, 1999 order provides that the lump-sum punitive damage amount, if any, will be allocated equally to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, a process that could take years to conclude. Lorillard does not believe that an adverse class-wide punitive damage award in Phase Two would permit entry of a judgment at that time that would require the posting of a bond to stay its execution pending appeal or that any party would be entitled to execute on such a judgment in the absence of a bond. However, in a worst case scenario, it is possible that a judgment for punitive damages could be entered in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. Lorillard believes that such a result would be unconstitutional and would also violate Florida law. Lorillard will take all appropriate steps to seek to prevent this worst case scenario from occurring and believes these efforts should be successful.

  Pursuant to the trial plan, Phase Three would address potentially hundreds of thousands of other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

  Lorillard remains of the view that the Engle case should not have been certified as a class action. That certification is inconsistent with the overwhelming majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard intends to challenge the class certification, as well as other numerous reversible errors that it believes occurred during the Phase One trial, at the earliest time that an appeal of these issues is appropriate under Florida law. Lorillard believes that an appeal of these issues on the merits should prevail.

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

  The court has entered an order scheduling the case for trial. The trial plan entered by the court directs that trial is to be held in three stages. The first phase of trial to begin on January 15, 2001. The second phase will begin fourteen days after the conclusion of the first phase of trial, and the third phase is to begin fourteen days after the end of the second phase. The same jury is to hear each of the three phases. In the first phase, the trial will address fault and causation issues "common" to the class. According to the court, these issues include, but are not limited to, whether the class representatives smoked; whether nicotine caused the representatives to smoke; whether cigarettes are defective "in relation to nicotine and addiction as a matter of Louisiana law;" and whether the representatives' alleged addiction "caused conditions or effects that justify medical monitoring or other class-wide remedies or damages ..." The second phase of trial is to "determine any items of damage common to the class and the basis for the assessment of those damages ..." The third phase is to "assess the common damages determined in the Phase II trial ..." According to the trial plan, a final judgment will not be entered until the third phase is concluded. Following the end of the third phase of trial, the court will schedule additional trials "to determine and assess individual damages not common to the class."

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

  Connor v. The American Tobacco Company, et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed October 10, 1996).

  Blankenship v. American Tobacco Company, et al. (Circuit Court, Kanawha County, West Virginia, filed January 31, 1997). The Company is a defendant in the case. Trial is scheduled to begin on October 2, 2000. This matter formerly was know as McCune.

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

  Selcer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Nevada, filed March 3, 1997). The Company is a defendant in the case. The court has certified certain questions of Nevada law to the Nevada Supreme Court to guide it in its class certification ruling.

  Geiger v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, filed April 30, 1997). During 1997, the trial court granted on an interim basis plaintiffs' motion for class certification on behalf of New York residents who allege lung cancer or throat cancer as a result of smoking cigarettes. The Appellate Division of the New York Supreme Court reversed the class certification order and directed the trial court to allow the parties to conduct additional proceedings on the class certification motion. During 1999, the trial court denied plaintiffs' renewed motion for class certification. Plaintiffs have been permitted to appeal the decision to the Appellate Division of the New York Supreme Court.

  Cole v. The Tobacco Institute, Inc., et al. (U.S. District Court, Eastern District, Texas, Texarkana Division, filed May 5, 1997).

  Anderson v. The American Tobacco Company, Inc., et al. (U.S. District Court, Eastern District, Tennessee, filed May 23, 1997). The Company is a defendant in the case.

  Taylor v. The American Tobacco Company, Inc., et al. (Circuit Court, Wayne County, Michigan, filed May 23, 1997). During January 2000, the court denied plaintiffs' motion for class certification.

  Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997).

  Brammer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Iowa, filed June 20, 1997).

  Denberg v. American Brands, Inc., et al. (U.S. District Court, Northern District, Illinois, filed July 7, 1997). This matter formerly was known as Daley.

  Bush v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, Texas, filed September 10, 1997).

  Nwanze v. Philip Morris Companies Inc., et al. (U.S. District Court, Southern District, New York, filed September 29, 1997). The Company is a defendant in the case. The court denied plaintiffs' motion for class certification.

  Badillo v. American Tobacco Company, et al. (U.S. District Court, Nevada, filed October 8, 1997). The Company is a defendant in the case. The court has certified certain questions of Nevada law to the Nevada Supreme Court to guide it in its class certification ruling.

  Young v. The American Tobacco Company, et al. (Civil District Court, Orleans Parish, Louisiana, filed November 12, 1997). The Company is a defendant in the case.

  Aksamit v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, South Carolina, filed November 20, 1997).

  DiEnno v. Liggett Group, Inc., et al. (U.S. District Court, Nevada, filed December 22, 1997). The court has certified certain questions of Nevada law to the Nevada Supreme Court to guide it in its class certification ruling.

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

  Parsons v. AC&S, et al. (Circuit Court, Kanawha County, West Virginia, filed February 27, 1998).

  Basik v. Lorillard Tobacco Company, et al. (U.S. District Court, Northern District, Illinois, filed March 17, 1998).

  Daniels v. Philip Morris Companies, Inc., et al. (Superior Court, San Diego County, California, filed April 2, 1998).

  Christensen v. Philip Morris Companies, Inc., et al. (U.S. District Court, Nevada, filed April 3, 1998). The Company is a defendant in the case. To date, none of the defendants have received service of process. The court has certified certain questions of Nevada law to the Nevada Supreme Court to guide it in its class certification ruling.

  Avallone v. The American Tobacco Company, Inc., et al. (Superior Court, Middlesex County, New Jersey, filed April 23, 1998). The Company is a defendant in the case. The court has denied plaintiffs' motion for class certification and denied their motion for reconsideration of the decision. Plaintiffs have sought leave to appeal the rulings.

  Cleary v. Philip Morris Incorporated, et al. (Circuit Court, Cook County, Illinois, filed June 5, 1998).

  Creekmore v. Brown & Williamson Tobacco Corporation, et al. (Superior Court, Buncombe County, North Carolina, filed July 31, 1998).

  Sweeney v. American Tobacco Company, et al. (Court of Common Pleas, Allegheny County, Pennsylvania, filed October 15, 1998). The Company is a defendant in the case.

  Brown v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed October 16, 1998). The court granted defendants' motion to dismiss the complaint. Plaintiffs have noticed an appeal to the U.S. Court of Appeals for the Third Circuit.

  Gatlin v. American Tobacco Company, et al. (U.S. District Court, Eastern District, Missouri, filed December 21, 1998). The Company was a defendant in the case. During February 2000, plaintiffs voluntarily dismissed the case.

  Jones v. The American Tobacco Company, Inc., et al. (Circuit Court, Jackson County, Missouri, filed December 22, 1998). The Company is a defendant in the case.

  Tobacco Consumers Group No. 3 v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Massachusetts, filed March 22, 1999).

  Simon v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 9, 1999). This matter formerly was known as Sturgeon.

  Julian v. Philip Morris Companies Inc., et al. (Circuit Court, Montgomery County, Alabama, filed April 14, 1999).

  REIMBURSEMENT CASES - On November 23, 1998, Lorillard and other manufacturers of tobacco products entered into a Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states. Lorillard and the other major U.S. tobacco manufacturers had previously settled similar claims brought by the four other states (together with the MSA, the "State Settlement Agreements"). The State Settlement Agreements and certain ancillary agreements are included as exhibits to this Report (Exhibits 10.08 through 10.23) and are incorporated by reference thereto.

  The MSA is subject to final judicial approval in each of the Settling States. In the Company's opinion, final judicial approval has been achieved in each of the Settling States, and a condition known as "State-Specific Finality" has been achieved in 47 of the 52 Settling States. Settlement funds may not be released to a Settling State until State-Specific Finality has been achieved. State-Specific Finality has not been achieved in the five remaining Settling States for various reasons, including that suits have been filed contesting various aspects of the MSA. In addition, certain other actions have been filed in which plaintiffs seek to achieve a different distribution of the funds allocated by the MSA to the respective states. Lorillard has been a defendant in some but not all of the suits filed by these plaintiffs. If a Settling State does not achieve State-Specific Finality by December 31, 2001, the MSA will be terminated with respect to such state, unless otherwise agreed to by each of Lorillard and the other participating manufacturers and the Settling State. The MSA, however, will remain in effect as to each Settling State in which State-Specific Finality is obtained. The MSA provides that it is not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and was entered into by Lorillard and the other participating manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

  Suits brought by 46 state governments and six other governmental entities are governed by the MSA. In addition to these, approximately 50 other suits are pending, comprised of cases brought by the U.S. federal government, unions, Indian tribes, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including injunctive relief, indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in a number of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in all such actions except for some of those filed in U.S. courts by foreign governments. The Company is named as a defendant in ten of the pending reimbursement cases.

  U.S. State and Local Governmental Reimbursement Cases - The MSA has resolved or is expected to resolve the cases filed by 46 state governments and six other governmental entities. Since January 1, 1997, cases brought by four state governments, Florida, Minnesota, Mississippi and Texas, were settled in separate agreements. Lorillard was a defendant in each of the 46 cases filed by state governments and in the six cases brought by other governmental entities, as well as in the four cases governed by the separate settlement agreements. Five suits filed by local governments also are pending against cigarette manufacturers, although the MSA purportedly resolves those actions. Several other cases filed by local governments have been dismissed. The remaining pending cases follows.

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

  Republic of the Marshall Islands v. The American Tobacco Company, et al. (High Court, Republic of the Marshall Islands, filed October 20, 1997). The court granted motions to dismiss filed by Lorillard Tobacco Company, Lorillard, Inc., and Loews Corporation. Trial in this matter is scheduled to begin during January 2001.

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

  City of St. Louis, et al. v. American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed November 25, 1998). The Company is a defendant in the case.

  St. Louis County, Missouri v. American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed December 3, 1998). The Company is a defendant in the case but has not received service of process to date.

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

  County of Wayne v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, Michigan, filed December 6, 1999).

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by the nations of Bolivia, Ecuador, Guatemala, Nicaragua, Panama, Thailand, Ukraine and Venezuela, as well as by the Brazilian States of Goias, Rio de Janeiro and Sao Paolo and the Canadian Province of Ontario. The Company and Lorillard are each named as defendants in the cases filed by Bolivia, Ukraine and Venezuela, by the three Brazilian states and by Ontario, Canada. None of the defendants have received service of the suits filed by Ecuador or Ontario. The Company has not received service of process of the case filed by Venezuela or of the case filed by the State of Sao Paolo, Brazil. The suit filed by Thailand has been voluntarily dismissed by the plaintiffs. In 1977, Lorillard sold its major trademarks outside of the United States and the international sales business in cigarettes associated with those brands. Performance by Lorillard of obligations under the 1977 agreement was guaranteed by the Company. Lorillard and the Company have received notice from Brown & Williamson Tobacco Corporation, which claims to be a successor to the purchaser, that indemnity will be sought under certain indemnification provisions of the 1977 agreement with respect to suits brought by various of the foregoing foreign jurisdictions, concerning periods prior to June 1977 and during portions of 1978.

  The Republic of Guatemala v. The Tobacco Institute, Inc., et al. (U.S. District Court, District of Columbia, filed May 11, 1998). Neither Lorillard nor the Company are named as defendants in the matter. Defendants' motion to transfer this matter to the United States Panel on Multi-District Litigation has been granted. The court granted defendants' motion to dismiss the case. Plaintiff has noticed an appeal from the ruling to the U.S. Court of Appeals for the District of Columbia.

  Republic of Panama v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed October 16, 1998). Plaintiff dismissed the Company and Lorillard from the case.

  The Republic of Nicaragua v. Liggett Group, Inc., et al. (U.S. District Court, Puerto Rico, filed December 10, 1998). Neither Lorillard nor the Company are named as defendants in this matter. Defendants' motion to transfer this matter to the United States Panel on Multi-District Litigation has been granted.

  The Republic of Bolivia v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed on January 20, 1999). The U.S. District Court for the Southern District of Texas transferred this matter sua sponte to the U.S. District Court for the District of Columbia. The Company is a defendant in the case. Defendants' motion to transfer this matter to the United States Panel on Multi-District Litigation has been granted.

  Republic of Venezuela v. Philip Morris Companies, et al. (U.S. District Court, District of Columbia, filed January 27, 1999). The Company is a defendant in the case but has not received service of process to date. Defendants' motion to transfer this matter to the United States Panel on Multi-District Litigation has been granted.

  State of Rio de Janeiro of The Federative Republic of Brazil v. Philip Morris Companies, Inc., et al. (District Court, Angelina County, Texas, filed July 12, 1999). The Company is a defendant in the case.

  The State of Goias, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed October 19, 1999). The Company is a defendant in the case but has not received service of process to date. Defendants' motion to transfer this matter to the United States Panel on Multi-District Litigation has been granted.

  Ukraine v. American Brands, Inc., et al. (U.S. District Court, District of Columbia, filed November 19, 1999). The Company is a defendant in the case. Defendants' motion to transfer this matter to the United States Panel on Multi-District Litigation has been granted.

  The Republic of Ecuador v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, filed January 21,
2000). To date, none of the defendants has received service of process.

  The State of Sao Paolo of The Federated Republic of Brazil v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed February 9, 2000). The Company is a defendant in the case but has not received service of process to date.

  Her Majesty the Queen in Right of Ontario and The Minister of Health and Long Term Care v. Imperial Tobacco Limited, et al. (U.S. District Court, Southern District, New York, filed March 1, 2000). The Company is a defendant in the case. To date, none of the defendants has received service of process.

  U.S. Federal Government Case - The federal government of the United States filed a reimbursement suit, The United States of America v. Philip Morris Incorporated, et al. (U.S. District Court, District of Columbia, filed September 22, 1999) against Lorillard, other U.S. cigarette manufacturers, some parent companies and two trade associations. Plaintiff asserts claims under the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act. The government alleges in the complaint that it has incurred costs of more than $20.0 billion annually in providing health care costs under certain federal programs, including Medicare, military and veterans' benefits programs, and the Federal Employee Health Benefits Program. The federal government seeks to recover an unspecified amount of health care costs, and various types of declaratory relief, including disgorgement, injunctive relief and declaratory relief that defendants are liable for the government's future costs of providing health care resulting from the defendants' alleged wrongful conduct.

  Post-MSA Cases - In addition to these reimbursement cases, some suits have been filed contesting, in various methods, the MSA. Certain other actions have been filed in which plaintiffs seek to intervene in cases governed by the MSA in order to achieve a different distribution of the funds allocated by the MSA to the respective states. Lorillard has been named as a defendant in several of the cases filed to date. The Company has been dismissed from the three cases in which it was named as a defendant.

  Private Citizens' Reimbursement Cases - There are four suits pending in which plaintiffs are private citizens. In three of the cases, plaintiffs are private citizens who have filed suit on behalf of taxpayers of their respective states, although governmental entities filed reimbursement cases in each of the states. The Company is a defendant in two of the pending private citizen Reimbursement Cases. Lorillard is a defendant in each of the cases. Three of these cases are in the pre-trial discovery stage. One of the matters is on appeal from a final judgment entered by the trial court in favor of the defendants.

  Coyne v. The American Tobacco Company, et al. (Court of Common Pleas, Cuyahoga County, Ohio, filed September 17, 1996). The Company is a defendant in the case. The suit is on behalf of taxpayers of Ohio. The U.S. District Court for the Northern District of Ohio granted defendants' motion to dismiss the case. On appeal, the U.S. Court of Appeals for the Sixth Circuit remanded the case to the Court of Common Pleas of Cuyahoga County, Ohio for additional proceedings.

  Beckom v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Tennessee, filed May 8, 1997). The Company is a defendant in the case. The suit is on behalf of taxpayers of Tennessee. The court has granted defendants' motion to dismiss. The plaintiffs have noticed an appeal from the order that granted the motion to dismiss to the U.S. Court of Appeals for the Sixth Circuit.

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

  Reimbursement Cases By Indian Tribes - Indian Tribes have filed eleven reimbursement suits. Most of these cases have been filed in tribal courts. Four of the eleven cases have been dismissed. Lorillard is a defendant in each of the cases. The Company has not been named as a defendant in any of the tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

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

  Crow Creek Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Crow Creek Sioux Tribe, filed September 14, 1997).

  The Standing Rock Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Standing Rock Sioux Tribe, filed May 8, 1998).

  The Sisseton-Wahpeton Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Sisseton-Wahpeton Sioux Tribe, filed May 12, 1998).

  U Tu Utu Gwaitu Paiute Tribe, et al. v. Philip Morris, Inc., et al. (Superior Court, San Diego County, California, filed October 30, 1998). This matter formerly was known as Pechanga Band of Luiseno Mission Indians, et al.

  Acoma Pueblo, et al. v. The American Tobacco Company, et al. (U.S. District Court, New Mexico, filed June 16, 1999).

  Navajo Nation v. Philip Morris Incorporated, et al. (District Court, Navajo Nation, filed August 12, 1999).

  Reimbursement Cases By Labor Unions - Approximately 30 reimbursement suits are pending in various federal or state courts in which the plaintiffs are labor unions, their trustees or their trust funds. Lorillard is named as a defendant in each of the suits filed to date by unions. The Company is a defendant in three of the pending suits. Ten of the cases were dismissed during March of 2000 and the time for plaintiffs to notice appeals from the rulings have not expired. Six of the approximately 30 cases are on appeal from final judgments entered in defendants' favor by the trial courts. The Second, Third, Fifth, Seventh and Ninth Circuit Courts of Appeal have affirmed various rulings entered by trial courts that dismissed several of the labor union actions, and the U.S. Supreme Court has denied petitions for writ of certiorari that sought review of some of these decisions.

  On March 18, 1999, the jury in Iron Workers Local Union No. 17 Insurance Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Ohio, Eastern Division, filed May 20, 1997) returned a verdict in favor of the defendants, which included Lorillard, on all counts of plaintiffs' complaint. The trial was the first against cigarette manufacturers to be filed by union trust funds. During pre-trial proceedings, the court granted plaintiffs' motion for class certification on behalf of funds in Ohio established under the Taft-Hartley Act. Plaintiffs voluntarily dismissed the appeal they noticed following the verdict.

  Unless otherwise noted, each of the pending cases is in the pre-trial, discovery stage.

  Stationary Engineers Local 39 Health and Welfare Trust Fund v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, California, filed April 25, 1997). Plaintiffs voluntarily dismissed the case without prejudice during August 1999. Plaintiffs noticed an appeal to the U.S. Court of Appeals for the Ninth Circuit, contending that the court's interlocutory rulings that dismissed certain of their claims had limited their case. During March 2000, plaintiffs voluntarily dismissed the appeal, concluding the case.

  Northwest Laborers-Employers Health and Security Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Western District, Washington, filed May 21, 1997). The court granted plaintiffs' motion for class certification on behalf of "all existing jointly-administered and collectively bargained-for health and welfare trusts in [the State of] Washington, and/or the trustees of such entities, that have provided or paid for health care and/or addiction treatment costs or services for employees or other beneficiaries." During July 1999, the court granted defendants' motion for summary judgment. Plaintiffs noticed an appeal to the U.S. Court of Appeals for the Ninth Circuit, but voluntarily dismissed the case and their appeal during February 2000.

  Massachusetts Laborers Health and Welfare Fund v. Philip Morris Inc., et al. (U.S. District Court, Massachusetts, filed June 2, 1997).

  Central Laborers Welfare Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Madison County, Illinois, filed on or about June 9, 1997).

  Hawaii Health and Welfare Trust Fund for Operating Engineers v. Philip Morris, Inc., et al. (U.S. District Court, Hawaii, filed June 13, 1997). The court has entered an order granting defendants' motion to dismiss the case. Plaintiffs noticed an appeal from the ruling to the U.S. Court of Appeals for the Ninth Circuit. During March 2000, plaintiffs voluntarily dismissed the appeal, concluding the case.

  Laborers Local 17 Health and Benefit Fund and The Transport Workers Union New York City Private Bus Lines Health Benefit Trust v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed June 19,
1997). The trial court, due to a ruling by the U.S. Court of Appeals for the Second Circuit, entered an order that granted defendants' motion to dismiss the complaint. The U.S. Supreme Court declined to review plaintiffs' petition for writ of certiorari during January 2000.

  Ark-La-Miss Laborers Welfare Fund v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Louisiana, filed June 20, 1997). During February 2000, plaintiffs voluntarily dismissed the case.

  Oregon Laborers -- Employers Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Oregon, filed June 20, 1997). The court granted defendants' motion for judgment on the pleadings, which dismissed the case. On appeal, the U.S. Court of Appeals for the Ninth Circuit affirmed the trial court's final judgment in favor of the defendants. The U.S. Supreme Court declined to review plaintiffs' petition for writ of certiorari in a ruling entered during January 2000.

  United Federation of Teachers Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Southern District, New York, filed June 25,
1997). The trial court, due to a ruling by the U.S. Court of Appeals for the Second Circuit, entered an order that granted defendants' motion to dismiss the complaint. The U.S. Supreme Court declined to review plaintiffs' petition for writ of certiorari during January 2000.

  Laborers and Operating Engineers Utility Agreement Health and Welfare Trust Fund for Arizona v. Philip Morris Incorporated, et al. (U.S. District Court, Arizona, filed July 7, 1997). The court has entered an order granting in its entirety defendants' motion to dismiss. Plaintiff noticed an appeal to the United States Court of Appeals for the Ninth Circuit. During March 2000, plaintiff voluntarily dismissed the appeal, concluding the case.

  Rhode Island Laborers Health and Welfare Fund v. Philip Morris Incorporated, et al. (U.S. District Court, Rhode Island, filed July 20, 1997).

  Eastern States Health and Welfare Fund, et al. v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed July 28, 1997). During March 2000, the court granted defendants' motion to dismiss the complaint. The time for plaintiffs to notice an appeal has not expired.

  Asbestos Workers Local 53 Health and Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Louisiana, filed August 15, 1997). This action was consolidated with the case of Ark-La-Miss Laborers Welfare Fund. During February 2000, plaintiffs voluntarily dismissed the case.

  Steamfitters Local Union No. 420 Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed August 21, 1997). The court granted defendants' motion to dismiss the case. On appeal, the U.S. Court of Appeals for the Ninth Circuit affirmed the trial court's final judgment in favor of the defendants. The U.S. Supreme Court declined to review plaintiffs' petition for writ of certiorari in a ruling entered during January 2000.

  Construction Laborers of Greater St. Louis Welfare Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed September 2, 1997). The Company was a defendant in the case. During January 2000, plaintiffs voluntarily dismissed the case.

  Teamsters Union No. 142, Health and Welfare Trust Fund and Sheet Metal Workers Local Union No. 20 Welfare and Benefit Fund v. Philip Morris Incorporated, et al. (Circuit Court, St. Joseph County, Indiana, filed September 12, 1997). Plaintiffs voluntarily dismissed the case during February 2000.

  Operating Engineers Local 12 Health and Welfare Trust, et al. v. American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 16, 1997). The case has been transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California. Trial in this matter is scheduled to begin during January 2001.

  Puerto Rican ILGWU Health & Welfare Fund v. Philip Morris Inc., et al. (Supreme Court, New York County, New York, filed September 17, 1997). During March 2000, the court granted defendants' motion to dismiss the complaint. The time for plaintiffs to notice an appeal has not expired.

  New Mexico and West Texas Multi-Craft Health and Welfare Trust Fund, et al.
v. Philip Morris, Inc., et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed October 10, 1997). The court granted defendants' motion to dismiss the complaint and has entered final judgment in favor of the defendants. Plaintiffs have noticed an appeal to the New Mexico Court of Appeals.

  Central States Joint Board v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Illinois, filed October 20, 1997). The court granted defendants' motion to dismiss the complaint and entered final judgment in favor of the defendants. On appeal, the United States Court of Appeals for the Seventh Circuit affirmed the judgment during November 1999. Plaintiff did not seek further appellate review of the ruling.

  International Brotherhood of Teamsters Local 734 v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Illinois, filed October 20,
1997). The court granted defendants' motion to dismiss the complaint and entered final judgment in favor of the defendants. On appeal, the United States Court of Appeals for the Seventh Circuit affirmed the judgment during November 1999. Plaintiff did not seek further appellate review of the ruling.

  Texas Carpenters Health Benefit Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Texas, Beaumont Division, filed October 31, 1997). The court granted defendants' motion to dismiss. Plaintiff has noticed an appeal to the United States Court of Appeals for the Fifth Circuit. The Court of Appeals affirmed the final judgment entered in favor of the defendants. The deadline for plaintiffs to seek additional appellate review of the decision has not expired.

  United Food and Commercial Workers Unions and Employers Health and Welfare Fund, et al. v. Philip Morris,

Inc., et al. (U.S. District Court, Northern District, Alabama, filed November 13, 1997). During August 1999, the court granted defendants' motion to dismiss the case. Plaintiffs have noticed an appeal to the United States Court of Appeals for the Eleventh Circuit.

  IBEW Local 25 Health and Benefit Fund v. Philip Morris, Inc. et al. (Supreme Court, New York County, New York, filed November 25, 1997). During March 2000, the court granted defendants' motion to dismiss the complaint. The time for plaintiffs to notice an appeal has not expired.

  IBEW Local 363 Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997). During March 2000, the court granted defendants' motion to dismiss the complaint. The time for plaintiffs to notice an appeal has not expired.

  Local 138, 138A and 138B International Union of Operating Engineers Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997). During March 2000, the court granted defendants' motion to dismiss the complaint. The time for plaintiffs to notice an appeal has not expired.

  Local 840, International Brotherhood of Teamsters Health and Insurance Fund
v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997). During March 2000, the court granted defendants' motion to dismiss the complaint. The time for plaintiffs to notice an appeal has not expired.

  Long Island Council of Regional Carpenters Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25,
1997). During March 2000, the court granted defendants' motion to dismiss the complaint. The time for plaintiffs to notice an appeal has not expired.

  Day Care Council - Local 205 D.C. 1707 Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed December 8, 1997). During March 2000, the court granted defendants' motion to dismiss the complaint. The time for plaintiffs to notice an appeal has not expired.

  Local 1199 Home Care Industry Benefit Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed December 8, 1997). During March 2000, the court granted defendants' motion to dismiss the complaint. The time for plaintiffs to notice an appeal has not expired.

  Local 1199 National Benefit Fund for Health and Human Services Employees v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed December 8, 1997). During March 2000, the court granted defendants' motion to dismiss the complaint. The time for plaintiffs to notice an appeal has not expired.

  Operating Engineers Local 324 Health Care Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Wayne County, Michigan, filed December 30, 1997). The court granted defendants' motion to dismiss the complaint and entered judgment in favor of defendants. Plaintiffs have noticed an appeal to the Michigan Court of Appeals.

  Carpenters & Joiners Welfare Fund, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Minnesota, filed December 31, 1997). The court granted defendants' motion to dismiss the complaint and entered final judgment in their favor during April 1999. Plaintiffs have noticed an appeal to the U.S. Court of Appeals for the Eighth Circuit.

  Steamfitters Local Union No. 614 Health & Welfare Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Thirteenth Judicial District, Tennessee, filed January 7, 1998). An interlocutory appeal is pending before the Tennessee Court of Appeals from the trial court's order granting in part and denying in part defendants' motion to dismiss the case.

  National Asbestos Workers, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed February 27, 1998). The Company is a defendant in the case. Trial in this matter is scheduled to begin following the conclusion of the trial in the case of Blue Cross and Blue Shield of New Jersey, discussed below.

  Service Employees International Union Health & Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed March 19, 1998). Defendants have been permitted to notice an interlocutory appeal to the U.S. Court of Appeals for the District of Columbia from the trial court's order denying defendants' motion to dismiss.

  Milwaukee Carpenters, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, Wisconsin, filed March 30, 1998). The court entered a stipulation of dismissal of the case during January 2000.

  Utah Laborers Health & Welfare Trust Fund, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Utah, Central Division, filed June 4, 1998). The Company is a defendant in the case. Defendants have been permitted to notice an interlocutory appeal to the U.S. Court of Appeals for the Tenth Circuit from the trial court's denial of their motion to dismiss the complaint.

  S.E.I.U. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed June 22, 1998). To date, none of the defendants have received service of process. Defendants have been permitted to notice an interlocutory appeal to the United States Court of Appeals for the District of Columbia from the trial court's order denying defendants' motion to dismiss.

  Holland, et al., Trustees of United Mine Workers v. Philip Morris Incorporated, et al. (U.S. District Court, District of Columbia, filed July 9,
1998). Defendants have been permitted to notice an interlocutory appeal to the United States Court of Appeals for the District of Columbia from the trial court's order denying defendants' motion to dismiss.

  Bergeron, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed September 29, 1999). The Company is a defendant in the case. Plaintiffs are the trustees of the Massachusetts State Carpenters Health Benefits Fund.

  Sheet Metal Workers Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed August 31, 1999). Defendants have been permitted to notice an interlocutory appeal to the United States Court of Appeals for the District of Columbia from the trial court's order denying defendants' motion to dismiss.

  Reimbursement Cases By Private Companies - Private companies have filed six Reimbursement Cases to date. Two of the six cases have been terminated. Three of the six suits filed to date have been brought by various Blue Cross and/or Blue Shield entities, two of the cases have been filed by self-insured employers that directly provide health care benefits to employees and their families, while the sixth case is brought by a health maintenance organization. The cases brought by the two self-insured employers have been terminated. In addition, the plaintiffs in two of the Blue Cross cases have noticed appeals from orders by their trial courts that dismissed the suits. Lorillard is named as a defendant in each of the cases filed by private companies. The Company has not been named as a defendant in any of the cases filed by private companies.

  Group Health Plan, Inc., et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Minnesota, filed March 11, 1998).

  Health Care Services Corporation, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Northern District, Illinois, filed April 29, 1998). Consistent with an interlocutory ruling by the United States Court of Appeals for the Seventh Circuit, the court entered an order dismissing the case and entered final judgment in favor of the defendants. Plaintiffs have noticed an appeal from the final judgment to the United States Court of Appeals for the Seventh Circuit. This matter formerly was known as Arkansas Blue Cross and Blue Shield, et al.

  Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 29, 1998). This case has been set for trial on June 26, 2000.

  Regence Blueshield, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Western District, Washington, filed April 29, 1998). The court granted defendants' motion to dismiss the case and entered final judgment in defendants' favor. Plaintiff has noticed an appeal from the final judgment to the United States Court of Appeals for the Ninth Circuit.

  CONTRIBUTION CLAIMS - In addition to the foregoing cases, nine cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. One of the cases has not been served. Lorillard is named as a defendant in each action. The Company is named as a defendant in four of the cases but has not received service of process in two of them. Trial is scheduled in four of the cases. Each of these cases is in the pre-trial, discovery stage.

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

  H.K. Porter Company v. B.A.T. Industries, PLC, et al. (U.S. District Court, Eastern District, New York, filed December 31, 1997). Trial in this matter is scheduled to begin on September 11, 2000.

  Raymark Industries v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida, filed December 31, 1997). To date, none of the defendants have received service of process.

  Raymark Industries v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed January 30, 1998). Trial in this matter is scheduled to begin on October 2, 2000.

  Thomas v. R.J. Reynolds Tobacco Company, et al., (Circuit Court of Jefferson County, Mississippi, filed August 21, 1998). The complaint asserts contribution claims on behalf of Owens Corning as well as conventional product liability claims on behalf of an individual. The Company is a defendant in the case. The court has scheduled the asbestos contribution portion of this case for trial on an unspecified date during February 2001.

  UNR Asbestos-Disease Claims Trust v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York, filed March 12, 1999). The Company is a defendant in the case but has not received service of process.

  Falise, et al., as Trustees of the Manville Personal Injury Settlement Trust
v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed November 12, 1999). This case has been set for trial on April 19, 2000.

  CALIFORNIA PROPOSITION 65 CASES - In addition to the foregoing litigation, two California cities, Los Angeles and San Jose, suing on behalf of The People of the State of California, have filed suits alleging cigarette manufacturers, including Lorillard, have violated a California statute, commonly known as "Proposition 65," that requires California residents to be informed if they are exposed to substances that are alleged to cause cancer or birth defects. Plaintiffs in both suits allege that non-smokers have not been warned by cigarette manufacturers that exposure to environmental tobacco smoke may cause illness. Plaintiffs in both suits further allege defendants violated certain provisions of the California Business and Professions Code. Two other cases that make similar allegations against manufacturers of other types of tobacco products have been filed. The four suits have been transferred to a coordinated proceeding involving certain other cases against cigarette manufacturers that is pending in the Superior Court of San Diego County, California. The court has entered an order dismissing the "Proposition 65" claims but certain other causes of action remain pending. Plaintiffs have sought to appeal the dismissal of the "Proposition 65" claims. The four cases are set for trial on June 2, 2000.

  The People of the State of California and American Environmental Safety Institute v. Philip Morris Incorporated, et al. (Superior Court, Los Angeles County, California, filed July 14, 1998).

  The People of the State of California, the City of San Jose and Paul Dowhall
v. Brown & Williamson Tobacco Corporation, et al. (Superior Court, San Francisco County, California, filed July 28, 1998).

  FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 25 such cases, including one that also includes allegations that plaintiff also was injured as a result of smoking cigarettes, are pending in federal and state courts. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Trials have been held in thirteen such cases. Two such trials were held in 1999, and one trial has been held to date during 2000. Verdicts have been returned in favor of Lorillard Inc. or Lorillard Tobacco Company in ten of the thirteen cases, including in the one case tried to date during 2000. Three verdicts have been returned in plaintiffs' favor, including in one of the cases tried during 1999. In the 1999 trial, plaintiffs were awarded $2.2 million in actual damages. Lorillard has noticed an appeal from this verdict.

  DEFENSES - Lorillard believes that it has a number of defenses to pending cases and Lorillard will continue to maintain a vigorous defense in all such litigation. These defenses, where applicable, include, among others, preemption, statutes of limitations or repose, assumption of the risk, comparative fault, the lack of proximate causation, the lack of any defect in the product alleged by a plaintiff, and defenses based upon the MSA. Lorillard believes that some or all of these defenses may, in many of the pending or anticipated cases, be found by a jury or court to bar recovery by a plaintiff. Application of various defenses are likely to be the subject of further legal proceedings in the litigation.

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

  OTHER LEGAL PROCEEDINGS - Antitrust Cases: Lorillard has been named as a defendant in approximately 20 purported class actions filed in the states of Arizona, California, Florida, Maine, Michigan, Minnesota, Mississippi, New Mexico, New York, North Dakota, South Dakota, Tennessee and West Virginia, and the District of Columbia, alleging that the defendants conspired to fix cigarette prices. Plaintiffs in many of these suits are represented by a consortium of attorneys from throughout the nation. Plaintiffs allege violations of state antitrust laws, which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Plaintiffs seek treble damages in many of the cases. Approximately 18 states permit such suits. It is undetermined at this time whether actions in all such states' courts will be filed or whether Lorillard and/or the Company will be named in all such suits.

  Brownstein v. Philip Morris Companies, Inc., et al. (Circuit Court, Broward County, Florida, filed February 8, 2000). The Company is a defendant in the case but has not received service of process to date.

  Del Serrone v. Philip Morris Companies, Inc., et al. (Circuit Court, Wayne County, Michigan, filed February 8, 2000). The Company is a defendant in the case.

  Greer v. R.J. Reynolds Tobacco Company, et al. (Superior Court, San Francisco County, California, filed February 9, 2000). The Company is a defendant in the case.

  Lennon v. Philip Morris Companies, Inc., et al. (Supreme Court, New York County, New York, filed February 9, 2000). The Company is a defendant in the case.

  Munoz v. Philip Morris Companies, Inc., et al. (Superior Court, San Francisco County, California, filed February 9, 2000). The Company is a defendant in the case.

  Romero v. Philip Morris Companies, Inc., et al. (First Judicial District Court, Rio Arriba County, New Mexico, filed February 9, 2000). The Company is a defendant in the case.

  Withers v. Philip Morris Companies, Inc., et al. (Circuit Court, Jefferson County, Tennessee, filed February 9, 2000). The Company is a defendant in the case.

  Barnes v. Philip Morris Companies, Inc., et al. (Superior Court, District of Columbia, filed February 10, 2000). The Company is a defendant in the case.

  Gray v. Philip Morris Companies, Inc., et al. (Superior Court, Pima County, Arizona, filed February 11, 2000). The Company is a defendant in the case.

  Ludke v. Philip Morris Companies, Inc., et al. (District Court, Hennepin County, Minnesota, filed February 14, 2000). The Company is a defendant in the case.

  Morse v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed February 14, 2000). The Company is a defendant in the case but has not received service of process to date.

  Quickel v. Philip Morris Companies, Inc., et al. (Circuit Court, Brooke County, West Virginia, filed February 14, 2000). The Company is a defendant in the case.

  Faherty v. Philip Morris Companies, Inc., et al. (Superior Court, Cumberland County, Maine, filed February 16, 2000). The Company is a defendant in the case.

  Rowlen v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Mississippi, filed February 16, 2000). The Company is a defendant in the case.

  Shafer v. Philip Morris Companies, Inc., et al. (District Court, South Central Judicial District, Morton County, North Dakota, filed February 16,
2000). The Company is a defendant in the case.

  Cusanis v. Phillip Morris Companies, Inc., et al. (Circuit Court, Milwaukee County, Wisconsin, filed February 17, 2000). The Company is a defendant in the case.

  Sullivan v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed February 17, 2000). The Company is a defendant in the case but has not received service of process to date.

  Teitler v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed February 17, 2000). The Company is a defendant in the case but has not received service of process to date.

  Uhlan v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed February 17, 2000). The Company is a defendant in the case but has not received service of process to date.

  Vetter v. Philip Morris Companies, Inc., et al. (Circuit Court, Sixth Judicial Circuit, Hughes County, South Dakota, filed February 22, 2000). The Company is a defendant in the case.

  Peirona v. Philip Morris Companies, Inc., et al. (Superior Court, San Francisco County, California, filed February 28, 2000). The Company is a defendant in the case.

  Sand v. Philip Morris Companies, Inc., et al. (Superior Court, Los Angeles County, California, filed February 28, 2000). The Company is a defendant in the case but has not received service of process to date.


  Sylvester v. Philip Morris Companies, Inc., et al. (Supreme Court, New York County, New York, filed March 8, 2000). The Company is a defendant in the case.

  Wholesalers and Direct Purchasers Suits - Tobacco wholesalers or other direct purchasers of cigarettes have filed three suits alleging the defendants conspired to fix cigarette prices.

  Buffalo Tobacco Products, et al. v. Philip Morris Companies Inc., et al. (U.S. District Court, District of Columbia, filed February 8, 2000. The Company is a defendant in the case.

  Rog-Glo Ltd. v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, New York, filed February 8, 2000). The Company is a defendant in the case.

  Williamson Oil Company Inc. v. Philip Morris Companies, et al. (U.S. District Court, Northern District, Georgia, filed February 28, 2000). The Company is a defendant in the case.

  Amsterdam Tobacco Corp. V. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed March 6, 2000). The Company is a defendant in the case.

  Tobacco Growers Suit - DeLoach v. Philip Morris Companies Inc., et al. (U.S. District Court, District of

  Columbia, filed February 16, 2000). The Company and Lorillard were named as defendants in a lawsuit alleging antitrust violations, conspiracy and fraud. The other major domestic tobacco companies, their parent companies and the Attorneys General of states that entered into the Master Settlement Agreement with the domestic tobacco companies in 1998, are also named as defendants or co-conspirators. Plaintiffs seek certification of a class including all tobacco growers and quota holders (the licenses that a farmer must either own or rent to sell the crop), who sold tobacco under the federal tobacco leaf price support program since 1985. The approximately 4,000 named plaintiffs represent approximately 3% of all potentially eligible class members, and their claims relate to the conduct of the companies in the purchase of tobacco under the federal program and in conduct relating to the negotiation of the MSA and efforts to defeat federal tobacco legislation. The suit seeks $23.0 million in actual damages, trebled under the antitrust laws to $69.0 million, and injunctive relief.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        First
                                                                        Became
      Name                    Position and Offices Held       Age      Officer
------------------------------------------------------------------------------
Gary W. Garson ..........   Vice President and                 53         1988
                             Assistant Secretary
Barry Hirsch ............   Senior Vice President and          66         1971
                             Secretary
Herbert C. Hofmann ......   Senior Vice President              57         1979
Peter W. Keegan .........   Senior Vice President and          55         1997
                             Chief Financial Officer
John J. Kenny ...........   Treasurer                          62         1991
Guy A. Kwan .............   Controller                         57         1987
Alan Momeyer ............   Vice President-Human Resources     52         1996
Stuart B. Opotowsky .....   Vice President-Tax                 65         1987
Richard E. Piluso .......   Vice President-Internal Audit      61         1990
Arthur L. Rebell ........   Senior Vice President and          58         1998
                             Chief Investment Officer
Andrew H. Tisch .........   Office of the President and        50         1985
                             Chairman of the Executive
                             Committee
James S. Tisch ..........   Office of the President,           47         1981
                             President and Chief Executive
                             Officer
Jonathan M. Tisch .......   Office of the President            46         1987
Laurence A. Tisch .......   Co-Chairman of the Board           77         1959
Preston R. Tisch ........   Co-Chairman of the Board           73         1960

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

Price Range of Common Stock

  Loews Corporation's common stock is listed on the New York Stock Exchange. The following table sets forth the reported consolidated tape high and low sales prices in each calendar quarter of 1999 and 1998:

                                      1999                         1998
                              ------------------------------------------------
                               High           Low           High          Low
------------------------------------------------------------------------------
First Quarter ............    $104.50       $74.63         $108.25      $98.13
Second Quarter ...........      84.19        69.00          107.00       85.31
Third Quarter ............      82.44        68.56           91.50       78.00
Fourth Quarter ...........      73.88        58.50          106.06       82.00

Dividend Information

  The Company has paid quarterly cash dividends on its common stock in each year since 1967. Regular dividends of $.25 per share of common stock were paid in each calendar quarter of 1999 and 1998.

Approximate Number of Equity Security Holders

  The Company has approximately 2,500 holders of record of Common Stock.

Item 6. Selected Financial Data.


Year Ended December 31                 1999          1998         1997         1996         1995
------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)

Results of Operations:
Revenues .......................  $21,465.2     $21,296.0    $20,266.6    $20,472.0    $18,707.8
Income before taxes and
 minority interest and cumulative
 effect of changes in accounting
 principles-net ................  $   944.2     $ 1,077.4    $ 1,593.2    $ 2,407.8    $ 2,839.3
Net operating income excluding
 net investment (losses)/gains
 and tobacco litigation
 settlements ...................  $ 1,295.0     $   798.8    $ 1,075.5    $ 1,020.3    $   793.8
Tobacco litigation
 settlements ...................     (637.3)       (346.5)      (122.0)
------------------------------------------------------------------------------------------------
Net operating income ...........      657.7         452.3        953.5      1,020.3        793.8
Net investment (losses)/gains ..     (136.6)         12.5       (159.9)       363.6        971.9
Cumulative effect of changes
 in accounting principles-net ..     (157.9)
------------------------------------------------------------------------------------------------
Net income .....................  $   363.2     $   464.8    $   793.6    $ 1,383.9    $ 1,765.7
================================================================================================
Comprehensive income ...........  $   487.0     $   868.7    $ 1,048.9    $   824.4    $ 2,901.5
================================================================================================

Earnings Per Share:
Net operating income excluding
  net investment (losses)/gains
  and tobacco litigation
  settlements ..................  $   11.93     $    6.98    $    9.35    $    8.78    $    6.73
Tobacco litigation settlements .      (5.87)        (3.03)       (1.06)
------------------------------------------------------------------------------------------------
Net operating income ...........       6.06          3.95         8.29         8.78         6.73
Net investment (losses)/gains ..      (1.26)          .11        (1.39)        3.13         8.25
Cumulative effect of changes
 in accounting principles-net ..      (1.45)
------------------------------------------------------------------------------------------------
Net income .....................  $    3.35     $    4.06    $    6.90    $   11.91    $   14.98
================================================================================================
Comprehensive income ...........  $    4.49     $    7.59    $    9.12    $    7.10    $   24.62
================================================================================================

Financial Position:
Total assets ...................  $69,463.7     $70,979.4    $69,983.1    $67,402.9    $65,516.9
Long-term debt .................    5,706.3       5,966.7      5,752.6      4,370.7      4,248.2
Shareholders' equity ...........    9,977.7      10,201.2      9,665.1      8,731.2      8,238.7
Cash dividends per share .......       1.00          1.00         1.00         1.00          .63
Book value per share ...........      95.50         90.61        84.04        75.92        69.92
Shares of common stock
 outstanding ...................      104.5         112.6        115.0        115.0        117.8

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Loews Corporation (the "Company") reported 1999 net operating income, excluding net investment gains and losses, of $657.7 million or $6.06 per share compared to $452.3 million or $3.95 per share in 1998.

Net operating income in 1999 includes charges at the Lorillard tobacco subsidiary of $637.3 million or $5.87 per share, compared to $346.5 million or $3.03 per share in 1998, related to the settlement of tobacco litigation. Net operating income in 1999 also includes charges of $310.9 million or $2.87 per share related to loss and allocated loss adjustment insurance reserve strengthening for prior periods and $46.2 million or $.43 per share for restructuring related costs at the CNA subsidiary, compared to $142.6 million or $1.25 per share for restructuring related costs in 1998.

Net income for 1999 was $363.2 million or $3.35 per share compared to $464.8 million or $4.06 per share for the full year 1998. Net income for 1999 includes net investment losses of $136.6 million or $1.26 per share compared to net investment gains of $12.5 million or $.11 per share in 1998. Net income for 1999 also includes a charge for accounting changes of $157.9 million or $1.45 per share, primarily related to accounting for insurance-related assessments at the CNA subsidiary.

Revenues for the full year 1999 were $21.5 billion, compared to $21.3 billion for the full year 1998.

For the quarter ended December 31, 1999 the Company reported a net operating loss, excluding net investment losses, of $11.5 million or $.11 per share, compared to a loss of $172.8 million or $1.52 per share for the 1998 fourth quarter. Net operating results include charges at the Lorillard tobacco subsidiary related to the settlement of tobacco litigation of $169.4 million or $1.60 per share in the fourth quarter of 1999, compared to $216.0 million or $1.90 per share in the fourth quarter of 1998.

The net loss for the 1999 fourth quarter was $207.8 million or $1.97 per share compared to a loss of $315.8 million or $2.78 per share in 1998 and includes net investment losses of $196.3 million or $1.86 per share, compared to net investment losses of $143.0 million or $1.26 per share in the fourth quarter of 1998.

Fourth quarter 1999 revenues were $4.9 billion, compared to $5.0 billion in the fourth quarter of 1998.

At year end 1999, the Company had a book value of $95.50 per share compared to a book value of $90.61 per share in 1998.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 86.5% owned subsidiary of the Company.

Property and Casualty

The property and casualty segment is comprised of the following operating units of CNA: Agency Market Operations; Risk Management; Specialty Operations; Global Operations; and CNA Re. Property and casualty operations continue to feel the impact of the extremely competitive environment in commercial insurance. Additionally, increased catastrophe losses and additions to reserves for prior year losses had an adverse impact on overall results.

1999 Compared with 1998

Earned premiums for 1999 decreased $260.8 million or approximately 2.9%, as compared to 1998. Agency Market Operations earned premium declined $448.6 million, or 8.5%, due mainly to the transfer of CNA's personal insurance business to The Allstate Corporation effective October 1, 1999. Reinsurance agreements executed in 1999, as well as rate and underwriting actions taken to improve the core book of business, also contributed to Agency Market Operations' decreased premium. Specialty Operations premiums decreased $90.3 million due to new reinsurance agreements covering 1999 risks and due to the decision not to pursue certain markets, including the agricultural and enter-

tainment markets. Risk Management earned premium decreased $22.5 million due to the decision to take advantage of a favorable reinsurance market. Offsetting these declines were increases in CNA Re and Global Operations. CNA Re experienced $231.6 million, or 24.5%, of earned premium growth, which occurred in domestic and foreign markets in the professional and standard lines of business. Global Operations earned premium increased $69.0 million, due to the effects of 1998 acquisitions, and increased surety and warranty sales stemming from the favorable domestic economic environment.

Underwriting results declined by $201.0 million, or 14.7%, in 1999 and include approximately $558.0 million in loss and allocated loss adjustment expense reserve strengthening for prior years. Agency Market Operations underwriting results declined by $153.0 million in 1999 due primarily to greater adverse loss reserve development, which included development related primarily to automobile, workers' compensation and packaged general liability exposures. CNA Re underwriting results declined by $131.0 million, primarily due to catastrophe losses. Global Operations underwriting results improved $24.0 million due to acquisitions and a change in its mix of business that has reduced its exposure to catastrophes and large property losses. Total underwriting results were favorably impacted by $83.0 million in 1999 due to favorable legislative action in certain states which reduced CNA's liability for workers' compensation assessments.

Catastrophe losses were $54.0 million higher in 1999. Restructuring and other related charges included in underwriting results were approximately $60.0 million in 1999, down from $103.0 million in 1998. These charges stem from a plan, announced in the third quarter of 1998, to restructure operations as part of an initiative to improve performance. CNA intends to position each of its strategic business units as a market leader by sharpening its focus on customers and employing new technology. Total restructuring and related charges for the property and casualty segment were $70.0 million in 1999 and related primarily to employee terminations and parallel processing. These costs were expensed as paid because they did not qualify for accrual upon adoption of the restructuring plan.

1998 Compared with 1997

Earned premiums for 1998 increased $175.9 million, or approximately 2.0%, as compared to 1997. Earned premiums increased $93.8 million for Commercial Insurance as increases in involuntary business more than offset declines in other lines. The increase in involuntary risks is due to reductions recorded in 1997 related to prior years premiums.

Also contributing to the change in 1998 was Global Operations which increased by $87.2 million, primarily due to the effects of recent acquisitions, partially offset by the decision to exit unprofitable, non-core lines of business. In addition, Personal Insurance earned premiums increased by $61.5 million due, in part, to growth in agency earned premiums, and Risk Management and CNA Re both saw earned premium growth of approximately $46.0 million. Offsetting these increases was a decrease in Specialty Operations of $159.2 million due in large part to the decision to exit the agricultural market. The impact on earned premiums due to this decision was a decrease of $98.4 million.

Underwriting results declined in 1998 by $585.2 million. This reduction was primarily due to net unfavorable reserve development in 1998 of $331.8 million as compared to net favorable development of $86.3 million for 1997. The unfavorable development in 1998 occurred primarily in asbestos and mass tort claims. Pre-tax catastrophe losses of $309.7 million related to winter storms and tropical storms were recorded in 1998, compared to catastrophe losses of $91.6 million in 1997.

Restructuring and other related charges for the property and casualty segment totaled approximately $190.0 million in 1998. These charges related to employee terminations, lease abandonments, writedowns of certain assets to fair value and losses related to the exiting of businesses.

Life

Life Operations provides financial protection to individuals through a full product line of term life insurance, universal life insurance, long-term care insurance, annuities and other products. Life Operations also provides retirement service products to institutions in the form of various investment products and administration services. Life Operations has several distribution relationships and partnerships including managing general agencies, other independent agencies working with CNA life sales offices, a network of brokers and dealers and various other independent insurance consultants.

Life Operations is composed of four principal groups, Individual Life, Retirement Services, Long Term Care and Other Operations.

1999 Compared with 1998

Life Operations experienced strong growth in revenues and profitability in 1999. Premium growth was primarily due to strong sales in retirement-related and long term care products, as well as an increasing base of direct premiums for life products. Net operating income growth was achieved primarily in Retirement Services, Individual Life and in the viatical settlements business.

Sales volume increased to $3.2 billion in 1999, up 47.4% from 1998, principally due to increased sales of Retirement Services Products. Sales volume is a cash-based measure which includes premium and annuity considerations, investment deposits and other sales activity that are not reported as premiums under generally accepted accounting principles. The 1999 increase represents strong sales in Retirement Services and a growing base of premiums for Life and Long Term Care. Despite an increased use of reinsurance, net premium revenues have also shown strong growth, increasing 13.7% in 1999 and 3.3% in 1998.

Individual Life sales volume of $873.0 million represents a 14.7% increase over $761.0 million in 1998. Individual Life earned premiums were $306.0 million in 1999, down 4.7% from $321.0 million in 1998. The primary reason for this decrease was a reinsurance treaty that was completed in late 1998 that lowered CNA's life insurance retention levels.

Sales volume for Retirement Services increased to $1.8 billion in 1999 from $1.0 billion in 1998, primarily related to increased sales of institutional investment products. Variable annuity sales increased 87% to $110.0 million. Retirement Services earned premiums were $216.0 million in 1999, up 22.0% from 1998 premium of $177.0 million.

Long Term Care sales volume of $343.0 million in 1999 represents a 14.7% increase over the 1998 level of $299.0 million. Long Term Care premiums increased 16.6% in 1998 and 22.2% or $61.0 million in 1999 to reach $336.0 million.

International sales climbed to $78.0 million in 1999, for a second consecutive year of growth, fueled primarily by retirement annuity sales in Chile. Viaticus sales volume has also continued year to year growth, amounting to $105.0 million in 1999. Viatical sales volume is measured as amounts paid to insured, along with other related costs, in return for assignment of their life insurance policies.

Life Operations continues to show strong performance in the individual life market, where net operating income increased $7.0 million in 1999 to $83.0 million, due to expense savings and improved mortality experience. Also, effective use of reinsurance has reduced Life Operations exposure to volatility in its results. Net operating income for Retirement Services for 1999 of $37.0 million increased $16.0 million, or 76.2%, from 1998. This was primarily due to favorable investment performance in the portfolio supporting Retirement Services' Index 500 product, and improved sales and economies of scale in the trust and banking services operation. Net operating income from the viatical settlements business improved by $12.0 million due primarily to expense reductions and the recent entry into the profitable high net worth market.

1998 Compared with 1997

Life Operations continued to experience profitability in 1998, although results were lower than 1997 principally due to reduced investment margins from certain investment type products sold in the Retirement Services. Results in 1998 also reflect lower realized capital gains and less favorable mortality experience than in 1997.

Premium revenues increased in 1998 to $823.0 million from $797.0 million in 1997, representing growth of 3.3%.

Individual life insurance premiums, on a direct basis, were $754.0 million in 1998, an increase of $111.0 million from 1997 premiums of $643.0 million.

Individual life premium revenues were $321.0 million in 1998, as compared with $373.0 million in 1997, as individual term life insurance premiums received in the current year, for business written between mid-1994 through mid-1996, were co-insured with a new reinsurance contract at a rate of 90% of the direct business. The new reinsurance program complements an existing program under which business written after mid-1996 is being coinsured at the rate of 75% of the direct premiums.

Retirement Services premium revenues increased slightly in 1998 to $177.0 million as compared with $174.0 million in 1997. Total sales volume for Retirement Services, which reflects deposits and other income which are not included in the premiums above, declined from $1,035.0 million in 1997 to $986.0 million in 1998.

The decreased sales volume is primarily due to the discontinuation of fixed individual annuities and the lower volume of guaranteed investment contracts sold in institutional markets.

Long-term care premium revenues increased $40.0 million in 1998 to $276.0 million as compared with premium revenues of $236.0 million in 1997. Long-term care written premiums increased $48.0 million in 1998 over $251.0 million in 1997.

Other revenues for 1998 increased by $10.0 million when compared to 1997, primarily due to fees and other income resulting from significant growth in the variable annuity separate account product.

Group

Group Operations provides a broad array of group life and health insurance products and services to employers, affinity groups and other entities that purchase insurance as a group. Its products and services are primarily distributed through brokers. In addition, Group Operations provides health insurance to federal employees, retirees and their families; managed care and self-funded medical excess insurance; medical provider network management and administration services; and reinsurance for life and health insurers.

Group Operations includes five principal groups, Special Benefits, Provider Markets, Life Reinsurance, Federal Markets and Health Benefits.

1999 Compared with 1998

Group Operations experienced $36.1 million of improved net operating results excluding investment gains (losses) in 1999 over 1998. Key components of the improvements include better underwriting results in Special Benefits' life and disability product lines, the exit of selected medical markets, and lower restructuring and other related charges, partially offset by adverse losses and reserve development in the personal accident business.

Earned premiums declined in 1999 by $162.0 million, or 4.3%, from 1998. Health Benefits premiums declined $344.0 million, almost entirely due to the exit of selected medical markets in late 1998. Approximately half of the Health Benefits decline was offset by premium growth in Federal Markets of $70.0 million reflecting medical claim trends, and growth in Life Reinsurance and Special Benefits of $60.0 and $53.0 million, respectively.

Pre-tax operating loss in 1999 improved by $67.1 million compared to 1998. Health Benefits pre-tax operating income improved $81.0 million, due to the exit from the employer health and affinity lines of business in 1998 and due to the restructuring and other related charges recorded in 1998. Offsetting these improvements was a decline in Special Benefits pre-tax operating income of $19.0 million due to adverse losses and reserve development in personal accident business, partially offset by improved underwriting results on life and disability products.

1998 Compared with 1997

In 1998, Group Operations experienced a reduction in profitability as a result of restructuring and related charges associated with exiting certain businesses and the continued difficult market conditions in group health lines.

Premiums for Group Operations decreased by approximately 5.2%, or $203.0 million, in 1998 as compared to 1997. The decrease was attributable, in part, to a $166.0 million decrease in the medical lines of coverage in Health Benefits, resulting from the decision to exit some markets. Additionally, due to changes in coverage terms, Federal Employees Health Benefit Plan premiums decreased by $90.0 million. These decreases were offset, in part, by premium growth of $65.0 million across almost all other lines of business.

Pre-tax operating loss in 1998 increased by $65.2 million as compared to 1997. The increase is primarily due to restructuring and other related charges of $39.0 million related to the decision to exit the insured comprehensive medical portion of the employer and affinity markets. The majority of the inforce business was sold effective January 1, 1999.

Earned premiums for these lines of business was approximately $400.0 million in 1998. In addition, Special Benefits 1998 accident coverages experienced $30.0 million in increased losses, both from adverse claim developments and unusually high claim activity, in the traditional accident insurance line.

Other

The Other insurance segment contains CNA's corporate interest expense, certain run-off insurance operations, asbestos claims related to Fiberboard Corporation, financial guarantee insurance contracts and certain non-insurance operations, including the operations of AMS Services, Inc. ("AMS"), an information technology and agency software development company.

1999 Compared with 1998

The net operating loss excluding investment gains (losses) for 1999 was $169.6 million, approximately $12.4 million better than 1998. The improvement was primarily attributable to decreased losses from AMS of $17.1 million, partially offset by increased losses from run-off insurance operations. In the fourth quarter of 1999 CNA sold most of its interest in AMS. See Note 12 of the Notes to Consolidated Financial Statements.

1998 Compared with 1997

Other insurance segment's net operating loss excluding investment gains (losses) for 1998 was $182.0 million. This is an increase of $88.3 million over 1997's net operating loss excluding investment gains (losses) of $93.7 million. Contributing to this increase is an increase in losses at AMS due to lower revenues attributable to reduced contract renewals as well as restructuring and other related charges of approximately $8.0 million. Interest expense in 1998 declined to $189.7 million, compared to 1997's interest expense of $198.0 million.

Lorillard

Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

Operating Results

1999 Compared with 1998

Revenues and net income increased by $1,199.4 and $300.1 million, or 41.9% and 85.3%, respectively, in 1999 as compared to 1998.

Revenues increased, as compared to 1998, by approximately $1,045.9 million, or 36.5%, due to higher unit prices and by approximately $137.9 million, or 4.8%, due to an increase in unit sales volume. Net investment income also contributed $14.8 million to the increased revenues.

On November 23, 1998, August 30, 1999 and January 17, 2000, Lorillard increased the list price of all of its brands by $22.50, $9.00 and $6.50 per thousand cigarettes ($0.45, $0.18 and $0.13 per pack of 20 cigarettes), respectively.

Net income increased due primarily to the increased revenues discussed above, partially offset by the charges for tobacco litigation settlements ($637.3 million in 1999 compared to $346.5 million in 1998) and higher sales promotion expenses.

Lorillard's unit sales volume increased by 3.7% as compared to 1998. Newport, a full price brand which accounts for approximately 73% of Lorillard's unit sales, decreased by 1.8% as compared to 1998. The increase in Lorillard's unit sales volume reflects higher unit sales of its Maverick and Old Gold brands in the discount market segment, and increased sales promotion activities for these brands.

Newport's decline in unit sales volume reflects the effects of various price increases since November 1998 that followed the Master Settlement Agreement. While Newport's unit sales volume has declined, its market share has increased to 7.7% at December 31, 1999, as compared to 7.1% at December 31, 1998. Overall industry unit sales volume is down by 10.0% in 1999, as compared to 1998.

Discount brand sales have decreased from an average of 31.4% of industry sales during 1994 to an average of 25.0% during 1999. At December 31, 1999, they represented 23.1% of industry sales.

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

Lorillard's unit sales volume increased by 1.1% as compared to 1997. Newport, a full price brand which accounted for approximately 77% of Lorillard's unit sales, increased by 2.4% as compared to 1997.

Net income declined due primarily to the charges for tobacco litigation settlements ($346.5 million in 1998 compared to $122.0 million in 1997) primarily related to the Master Settlement Agreement, as discussed below, as well as the costs related to the settlements with the states of Minnesota, Texas, Florida and Mississippi. Higher sales promotion expenses also negatively impacted net income in 1998 as compared to 1997. These increased costs were partially offset by the increased revenues discussed above.

Settlement of State Reimbursement Litigation

On November 23, 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the "Original Participating Manufacturers" and, together with Liggett Group, Inc. and any other tobacco product manufacturer that becomes a signatory, the "Participating Manufacturers") entered into a Master Settlement Agreement (the "Master Settlement Agreement") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states. The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the Master Settlement Agreement, the "State Settlement Agreements").

The State Settlement Agreements mandate significant changes in the advertising and marketing of tobacco products in the Settling States and otherwise restrict the activities of Lorillard and other Participating Manufacturers. They also require the industry to make substantial annual payments in the following amounts, subject to adjustment for several factors, including inflation, market share and industry volume: 2000, $9.2 billion; 2001, $9.9 billion; 2002, $11.3 billion; 2003, $10.9 billion; 2004 through 2007, $8.4 billion; and thereafter, $9.4 billion. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500.0 million, as well as additional amounts, as follows:
2000, $416.0 million; and 2001 through 2003, $250.0 million. These payment obligations are the several and not joint obligations of each settling defendant.

Lorillard recorded pre-tax charges of $1,065.8, $579.0 and $198.8 million for the years ended December 31, 1999, 1998 and 1997, respectively, to accrue its obligations under the tobacco settlements. The amount recorded for the year ended December 31, 1998 represented Lorillard's share of all fixed and determinable portions of its obligations under the tobacco settlements. For periods subsequent to December 31, 1998, Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. Funds required to meet the industry payment obligations have been provided by Lorillard's operating activities.

The Company believes that the implementation of the State Settlement Agreements will materially adversely affect its consolidated results of operations and cash flows in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the full price and discount segments, Lorillard's share of the domestic full price and discount segments, and the effect of any resulting cost advantage of manufacturers not subject to the Master Settlement Agreement.

FDA Regulations

The FDA has promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. These regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, record keeping, manufacturing and other requirements. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the regulations, and could materially adversely affect the business, volume, results of operations, cash flows and financial position of Lorillard and the Company. In August 1998, the Fourth Circuit Court of Appeals ruled that the FDA does not have the authority to regulate tobacco products, and declared the FDA's regulations invalid. This ruling has been appealed to the United States Supreme Court which heard oral arguments on December 1, 1999. If the Supreme Court should uphold the Fourth Circuit's ruling, it is likely that legislation will be introduced in Congress regarding the FDA's jurisdiction over cigarettes. The ultimate outcome of the foregoing cannot be predicted.

[See Item 1, Business - Lorillard, Inc. - "Food and Drug Administration Regulation of Tobacco Products" for subsequent information concerning the Supreme Court ruling issued March 21, 2000.]

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

1999 Compared with 1998

Revenues and income before cumulative effect of changes in accounting principles increased by $109.8 and $37.7 million, respectively, in 1999 as compared to 1998, and includes a gain of $85.1 and $14.7 million ($52.0 and $8.4 million after taxes) from the sale of two franchised properties in 1999 and the sale of the

Loews Monte Carlo Hotel in 1998. Excluding this gain, revenues increased by $39.4 million, or 17.3%, and income before cumulative effect of changes in accounting principles decreased by $5.9 million, or 24.2%. Revenues increased due primarily to the operations of the Loews Miami Beach Hotel which opened in December 1998 and an approximately 8.4% increase in overall average room rates. These increases were partially offset by the sale of the Loews Monte Carlo Hotel in November 1998. Overall occupancy rates remained at approximately 78%, essentially unchanged from 1998.

Net income includes a charge of $7.1 million to reflect the cumulative effect of a change in accounting principles requiring current write-off of preopening expenses. Income before cumulative effect of changes in accounting principles decreased due to costs incurred with respect to preopening activities in 1999 and losses recorded from an unconsolidated joint venture which commenced operations this year. These declines were partially offset by the increased revenues discussed above.

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

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 52% owned subsidiary of the Company.

1999 Compared with 1998

Revenues and net income decreased by $398.0 and $108.4 million, or 32.0% and 59.9%, respectively, in 1999 as compared to 1998.

Revenues decreased due principally to lower utilization of semisubmersible rigs ($163.6 million) and jack-up rigs ($52.9 million) during 1999, rig downtime for mandatory inspections and repairs performed ($72.1 million), and reduced operating dayrates for Diamond Offshore's semisubmersible rigs ($84.7 million) and jack-up rigs ($81.8 million). These declines were partially offset by a net addition to the operating drilling fleet ($43.3 million) reflecting the completion of various upgrade and repair projects.

Diamond Offshore's results of operations have been adversely affected by the loss of revenues and associated costs incurred during required regulatory inspections of its drilling rigs. Six of these inspections were performed in 1999 and two are scheduled for completion in 2000. Diamond Offshore may elect to perform additional inspections or undertake modifications to take advantage of rig downtime. Diamond Offshore intends to focus on returning these rigs to operations as soon as reasonably possible, in order to minimize inspection downtime and associated loss of revenues, but the extent of such downtime cannot be accurately predicted.

Net income declined due primarily to the lower revenues discussed above and increased depreciation expense, partially offset by lower contract drilling costs related to the decline in utilization.

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

1999 Compared with 1998

Revenues and net income increased by $3.7 and $3.6 million, or 2.7% and 34.3%, respectively, in 1999 as compared to 1998.

Revenues increased due to higher watch unit sales and increased clock unit sales and prices, partially offset by lower watch prices in 1999 as compared to 1998.

Watch prices declined due primarily to a change in style sales mix.

Net income increased due primarily to the higher revenues discussed above and reduced income taxes, partially offset by increased administrative expenses.

1998 Compared with 1997

Revenues and net income increased by $6.1 and $0.8 million, or 4.7% and 8.2%, respectively, in 1998 as compared to 1997.

Revenues increased due to an increase in watch unit sales. Revenues also benefited from a $0.6 million increase in interest income. These increases were partially offset by an approximately $1.1 million decline in clock net sales in 1998 as compared to 1997, due primarily to lower clock unit sales.

Net income increased due primarily to the higher revenues discussed above, partially offset by a significant increase in brand support advertising expenses.

Corporate

Corporate operations consist primarily of investment income, including investment (losses) gains from the Company's investment portfolio, as well as corporate interest expenses and other corporate overhead costs.

The components of investment (losses) gains included in Corporate operations are as follows:


Year Ended December 31                             1999       1998       1997
-----------------------------------------------------------------------------
(Amounts in millions)

Derivative instruments (1)                      $(424.1)   $(297.3)   $(607.7)
Equity securities, including short
 positions (1)                                    (47.0)    (251.4)    (299.0)
Short-term investments, primarily U.S.
 government securities                             10.1         .7        (.1)
Common stock of Diamond Offshore (2)                                     29.1
Other                                              (1.6)       2.4       11.5
-----------------------------------------------------------------------------
                                                 (462.6)    (545.6)    (866.2)
Income tax benefit                                161.9      191.0      303.2
-----------------------------------------------------------------------------
Net loss                                        $(300.7)   $(354.6)   $(563.0)
=============================================================================

(1) Includes losses on short sales, equity index futures and options aggregating $533.6, $584.3 and $936.6 for the years ended December 31, 1999, 1998 and 1997, respectively. In 1998, the Company started to reduce its exposure in certain positions. At December 31, 1999, the Company continued to maintain certain of these positions. See "Quantitative and Qualitative Disclosures About Market Risk."
(2)  See Note 15 of the Notes to Consolidated Financial Statements.

1999 Compared with 1998

Exclusive of investment (losses) gains, revenues and net income declined by $69.7 and $39.1 million, respectively, due to significantly lower investment income reflecting a lower base of invested assets, and lower results from a shipping joint venture. The decline in net income was partially offset by lower interest expenses.

1998 Compared with 1997

Exclusive of investment (losses) gains, revenues increased by $4.8 million, or 2.6%, due principally to income from a shipping joint venture, partially offset by lower investment income. Net income declined by $15.4 million, or 64.4%, due to higher interest expenses and lower investment income, partially offset by the shipping joint venture income.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

CNA's property and casualty insurance subsidiaries' statutory surplus grew from $7.1 billion in 1997 to $8.7 billion in 1999. Dividends of $570.0, $410.0 and $175.0 million were paid to CNA by Continental Casualty Company in 1999, 1998 and 1997, respectively.

Statutory surplus of CNA's life insurance subsidiaries amounted to $1.2 billion at December 31, 1999.

The principal cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the year ended December 31, 1999, CNA's net cash used in operating activities was $2,600.0 million,

compared with net cash used of $949.0 million and $193.0 million in 1998 and 1997, respectively.

The significant increase in net cash used in operating activities in 1999 is principally attributable to (i) the net transfer of $1,100.0 million in cash to Allstate in connection with the transaction involving CNA's Personal Insurance business and (ii) a payment of $1,100.0 million from escrow pursuant to the settlement between CNA, Pacific Indemnity and Fibreboard Corporation known as the Trilateral Agreement. See Notes 12 and 18 of the Notes to Consolidated Financial Statements regarding these transactions. Excluding these significant non-recurring transactions, CNA would have reported net cash used in operating activities in 1999 of approximately $400.0 million, significantly improved from 1998. Improvement in net cash used in operating activities is primarily due to lower levels of paid operating expenses, which declined by more than 30%, relative to the lower levels of net premiums collected, which declined by less than 15%. Benefits paid, adjusted for the Allstate and Fibreboard payments, were slightly higher in 1999 than 1998. Notwithstanding the improvement in 1999, the Personal Insurance transaction had an adverse impact on net cash used in operations, because the Personal Insurance business has historically contributed an inflow of operating cash. The transfer of this business on October 1, 1999 resulted in a reduction in net cash inflow of approximately $128.0 million in the fourth quarter of 1999.

CNA had substantially lower operating cash flows in 1998 and 1997, primarily due to increases in insurance receivables.

CNA is separated into three intercompany reinsurance pools: the Continental Casualty Company Pool ("CCC Pool"), The Continental Insurance Company Pool ("CIC Pool"), and the Continental Assurance Company Pool ("CAC Pool"). The CCC Pool, CIC Pool and CAC Pool, are comprised of 9, 15 and 2 legal insurance entities, respectively, domiciled in a total of 13 states and doing business in the 50 U.S. states and territories, and in Canada (the "Pool Companies"). To the extent a Pool Company's currently due claim liabilities may exceed its readily available liquid assets, CNA may be called upon to contribute capital to that company. Furthermore, such capital would likely be obtained in the form of a dividend from another Pool Company, possibly in a different pool, which may or may not require the approval of insurance regulators in the jurisdiction of the dividend-paying company. Accordingly, management must continuously monitor the capital allocation among the pools and the liquidity and capital resources of the individual Pool Companies.

The National Association of Insurance Commissioners has completed the process of codifying Statutory Accounting Practices ("Codification") to promote standardization of methods, and is encouraging each state to adopt Codification as soon as possible, with a proposed implementation date of January 1, 2001. Related statutory accounting changes are not expected to significantly impact CNA's statutory capital requirements.

On February 15, 2000, Standard & Poor's lowered CNA's senior debt rating from A- to BBB and lowered CNA's preferred stock rating from BBB to BB+. As a result of these actions the facility fee payable on the aggregate amount of CNA's revolving credit facility (the "Facility") was increased to 12.5 basis points per annum and the interest rate on the Facility was increased to LIBOR plus 27.5 basis points. Additionally, as a result of these actions, CNA purchased and retired approximately $30.0 million of its outstanding money market preferred stock in February 2000, and announced its intention to purchase or redeem the remaining $320.0 million of its outstanding preferred shares.

On April 15, 1999, CNA retired $100.0 million of 8.25% senior notes. On August 2, 1999, CNA repaid its $157.5 million, 11% Secured Mortgage Notes, due June 30, 2013. The gain realized on the transaction was not significant.

As previously mentioned, on February 15, 2000, Standard & Poor's lowered its rating on CNA's senior debt and preferred stock. At the same time, they lowered the rating of the CCC Pool and affirmed all other ratings. Additionally, Standard & Poor's changed the outlook for all rated entities from negative to stable.

On February 24, 2000, A.M. Best affirmed all ratings but assigned a negative outlook. Also on February 24, 2000, Duff & Phelps reaffirmed all ratings but moved the outlook on the CCC Pool rating to negative from stable. The CAC Pool outlook remained at stable.

On March 8, 2000, CNA announced that it is exploring the sale of its individual life insurance and life reinsurance businesses. CNA has engaged the services of an investment banking firm to assist with this effort. As expected, several of the major rating agencies placed their ratings of the CAC Pool under review as a result of CNA's announcement regarding the individual life and life reinsurance business. Each rating agency has slightly different terms for this special review: Standard & Poor's placed the rating on CreditWatch with developing implications; A.M. Best placed the rating under review with developing implications; Duff & Phelps placed the rating on Rating Watch - Uncertain, implying it could be upgraded or downgraded in the future.

When an insurance company experiences a significant event which might be pertinent to its financial strength rating or claims-paying ability rating, the major ratings agencies generally place that company's rating under special review. Such events may include merger, sale, recapitalization, regulatory action, or other significant event.

On March 14, 2000, Moody's lowered all of CNA's ratings except for its commercial paper rating. Continental Assurance Company and Valley Forge Life Insurance Company remain under review by Moody's - direction uncertain. The outlook on all other rated entities remained at stable.

Lorillard

Lorillard and other cigarette manufacturers continue to be confronted with an increasing level of litigation and regulatory issues. Approximately 1,225 product liability cases are pending against U.S. cigarette manufacturers. Lorillard is a defendant in approximately 825 of these cases and the Company is a defendant in approximately 41 of these cases. Plaintiffs claim substantial compensatory and punitive damages in amounts ranging into the billions of dollars.

The terms of the State Settlement Agreements, described above, require significant payments to be made to the Settling States beginning in 1998 and continuing in perpetuity. See "Results of Operations" and Note 18 of the Notes to Consolidated Financial Statements for additional information regarding this settlement and litigation generally.

During 1999, the U.S. federal government initiated an action against the tobacco industry seeking reimbursement of Medicare expenditures resulting from injuries or other health effects allegedly caused by use of tobacco products.

Cigarette Excise Tax

The United States federal excise tax on cigarettes is presently $17 per 1,000 cigarettes ($.34 per pack of 20 cigarettes). The federal excise tax on cigarettes is scheduled to increase by $2.50 per 1,000 cigarettes in the year 2002. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. Such actions may adversely affect Lorillard's volume, operating revenues and operating income.

                                      * * * *

Lorillard generated net cash flow from operations of approximately $1,024.9 million for the year ended December 31, 1999, compared to $379.8 million for the prior year. Funds from operations continue to exceed operating requirements.

Loews Hotels

In September 1999, Loews Hotels opened the 750 room Portofino Bay Hotel, the first of three hotels the company is developing with its partners at Universal Orlando in Florida. Construction is continuing on the second property, the 650 room Hard Rock Hotel, scheduled to open in December 2000. A third property, the 1,000 room Royal Pacific Hotel, is scheduled to open in December 2001.

A Loews Hotels subsidiary is converting an office building in Philadelphia, into the 585 room Loews Philadelphia Hotel, which is scheduled to open this year.

Capital expenditures in relation to these hotel pro-

jects are being funded by a combination of equity and mortgages.

In January 2000, Loews Hotels purchased the Loews Coronado Bay Hotel, a 440 room property in San Diego, California that Loews Hotels has managed since its opening in 1991.

Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from operations.

Diamond Offshore

During 1999 operators took a cautious approach on spending for exploration and development due to fluctuating product price levels. In response, Diamond Offshore removed as many as eight rigs from service during all or part of 1999 and several of its other rigs were idle in various markets. In addition, rig construction and enhancement programs by offshore drilling contractors, which were started in late 1997 and 1998, resulted in a marginal over supply of technologically advanced rigs capable of drilling in deep water. Such conditions adversely affected the utilization level and average operating dayrates available for Diamond Offshore's rigs, particularly its higher specification semisubmersible units. The previously depressed conditions in the oil and gas industry also increased the susceptibility of term contracts committed at dayrates in excess of the current market rates to be terminated or renegotiated by the customer. Although Diamond Offshore did not experience termination of significant contracts or substantial renegotiations, several term contracts were terminated during 1999 within the offshore contract drilling industry for various reasons.

Historically, the offshore contract drilling market has been highly competitive and cyclical, and Diamond Offshore cannot predict the extent to which current conditions may or may not continue.

The conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep water continues. Diamond Offshore originally estimated its net cost of conversion for this rig to be approximately $210.0 million. These estimates were developed prior to the completion of all required structural engineering. Diamond Offshore now estimates its net cost of conversion for this rig at approximately $340.0 million. Upon completion of the conversion and acceptance, the rig is scheduled to begin a five year drilling program in the Gulf of Mexico which is expected to generate approximately $320.0 million of revenues. The drilling contract contains a provision allowing the customer to cancel the contract should the unit not be delivered by July 1, 2000. Although Diamond Offshore believes the project will be completed by July 1, 2000, it is possible that delays or unforseen circumstances could push delivery beyond this date, which could allow the customer to cancel the term contract. Should Diamond Offshore be required to remarket the unit, it is likely that an initial term would be shorter than the currently contracted five-year period, and the rate would be dependent upon market conditions at such time as the Ocean Confidence might be offered for contract. In such case, future revenues generated by the rig could be less than the current contracted amount of approximately $320.0 million.

During the year ended December 31, 1999, Diamond Offshore expended $208.8 million, including capitalized interest expense, for rig upgrades primarily related to the Ocean Confidence. Diamond Offshore has budgeted $87.2 million for rig upgrade capital expenditures during 2000.

During the year ended December 31, 1999, Diamond Offshore expended $115.3 million in association with its continuing rig enhancement program and to meet other corporate requirements. Diamond Offshore has budgeted $70.8 million for these capital expenditures in the year 2000.

Diamond Offshore generated net cash flow from operations of approximately $398.1 million for the year ended December 31, 1999, compared to $547.2 million for the prior year.

During the current year to date, Diamond Offshore has purchased 308,800 shares of its outstanding Common Stock at an aggregate cost of $8.5 million. In the first quarter of 2000, four of Diamond Offshore's semisubmersible rigs will complete drilling contracts that were negotiated during stronger market conditions. Barring a near-term market recovery, new contracts for these rigs may be negotiated at lower dayrates. If general weakness in the demand for drilling rigs persists, it is likely that revenues, income from operations and cash flows will be negatively impacted.

Bulova

Funds from operations continue to exceed operating requirements. Funds for capital expenditures and working capital requirements are expected to be provided from operations. No material capital expenditures are anticipated during 2000.

Majestic Shipping

In December 1999, Majestic Shipping Corporation ("Majestic"), a wholly owned subsidiary of the Company, entered into an agreement with a Korean shipyard for the new building of two 442,500 deadweight ton, ultra-large crude carrying ships ("ULCCs"). Majestic also has options for new building of two additional ULCCs. Hellespont Shipping Corporation ("Hellespont"), a 49% owned subsidiary of Majestic, also entered into an agreement with another Korean shipyard for the new building of four 303,000 deadweight ton, very-large crude carrying ships ("VLCCs"). In connection with Hellespont's contracts for new building of four VLCCs, a subsidiary of the Company entered into time charter agreements for five year periods commencing upon the delivery of each VLCC. The Company has guaranteed performance by its subsidiary under the time charter agreements. Should Majestic exercise its options, the total cost of the eight ships is estimated to amount to approximately $700.0 million.

Parent Company

During 1999, the Company purchased 8,101,700 shares of its outstanding Common Stock at an aggregate cost of $601.6 million, and also purchased 3,001,000 shares of CNA Financial common stock at an aggregate cost of $107.0 million. During the current year to date, the Company has purchased an additional 3,347,800 shares of its outstanding Common Stock at an aggregate cost of $192.5 million. Depending on market conditions, the Company from time to time purchases shares of its, and its subsidiaries, outstanding common stock in the open market or otherwise.

The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

INVESTMENTS

Investments activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments, and are carried at fair value. Equity securities, which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the income statement.

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

Insurance

CNA's general and Separate Accounts investment portfolios consist primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds, and corporate bonds.

CNA's investment policies for both the general and Separate Accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

A primry objective in the management of the fixed maturity portfolio is to maximize total return relative to underlying liabilities and appropriate market benchmarks. In achieving this goal, assets may be sold to take advantage of market conditions, other investment opportunities, and credit and tax considerations. This activity will produce realized gains and losses depending on then current interest rates.

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 94.2% and 93.3% of which are rated as investment grade at December 31, 1999 and 1998, respectively.

The following table summarizes the ratings of CNA's general account fixed maturity bond portfolio at fair value:


December 31                                      1999                1998
-----------------------------------------------------------------------------
(Amounts in millions of dollars)

U.S. government and affiliated
 securities                              $ 8,781.0   32.4%   $ 9,443.0   31.5%
Other AAA rated                            9,692.0   35.7     11,595.0   38.7
AA and A rated                             4,465.0   16.5      4,884.0   16.3
BBB rated                                  2,598.0    9.6      2,061.0    6.8
Below investment grade                     1,582.0    5.8      1,996.0    6.7
-----------------------------------------------------------------------------
Total                                    $27,118.0  100.0%   $29,979.0  100.0%
=============================================================================

The following table summarizes the ratings of the guaranteed investment contract portion of CNA's Separate Accounts bond portfolio at fair value:


December 31                                     1999                1998
------------------------------------------------------------------------------
(Amounts in millions of dollars)

U.S. government and affiliated
 securities                              $   52.0     2.2%   $  167.0     5.2%
Other AAA rated                           1,514.0    64.7     1,977.0    61.2
AA and A rated                              356.0    15.2       476.0    14.8
BBB rated                                   335.0    14.3       339.0    10.5
Below investment grade                       85.0     3.6       269.0     8.3
-----------------------------------------------------------------------------
Total                                    $2,342.0   100.0%   $3,228.0   100.0%
=============================================================================

In the above tables, approximately 95.4% and 91.5% of the general account bond portfolio, and 96.9% and 95.7% of the guaranteed investment contract bond portfolio were U.S. government agencies or were rated by Standard & Poor's or Moody Investors Service at December 31, 1999 and 1998, respectively. The remaining bonds were rated by other rating agencies, outside brokers or CNA's management.

High yield securities are bonds rated as below investment grade (below BBB) by bond rating agencies and other unrated securities which, in the opinion of management, are below investment grade. High yield securities generally involve a greater degree of risk than investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions in the underlying insurance products. CNA's concentration in high yield bonds, including guaranteed Separate Account business, was 4.7% and 6.1% of its total investments as of December 31, 1999 and 1998, respectively.

Included in CNA's fixed maturity securities at December 31, 1999 (general and guaranteed investment contract portfolios) are $8.6 billion of asset-backed securities, at fair value, consisting of approximately 12.8% in U.S. government agency issued pass-through certificates, 56.7% in collateralized mortgage obligations ("CMOs"), 20.5% in corporate asset-backed obligations and 10.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

CMOs are subject to prepayment risks that tend to vary with changes in interest rates. During periods of declining interest rates, CMOs generally prepay faster as the underlying mortgages are prepaid and refinanced by borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments generally slow, which may result in a decrease in yield or a loss as a result of the slower prepayments. CNA limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. CNA avoids investments in complex mortgage derivatives without readily ascertainable market prices. At December 31, 1999, the fair value of asset-backed securities was approximately $249.0 million lower than the amortized cost, compared with net unrealized gains of approximately $163.0 million at December 31, 1998.

At December 31, 1999 and 1998, short-term investments consisted primarily of commercial paper and money market funds.

Total Separate Accounts investments at fair value were approximately $4.5 and $5.1 billion at December 31, 1999 and 1998, respectively, with taxable fixed maturities representing approximately 72.4% and 80.8% of the totals, respectively. Approximately 52.8% and 64.3% of Separate Accounts investments at December 31, 1999 and 1998, respectively, are used to fund guaranteed investment contracts for which CAC guarantees principal and a specified return to the contract holders. The duration of fixed maturity securities included in the guaranteed investment contract portfolio is matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts.

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk). CNA considers the derivatives in its general accounts to be held for purposes other than trading. Derivative securities, except for interest rate swaps associated with certain corporate borrowings, are recorded at fair value at the reporting date, with changes in market value reflected in investment gains and losses. The interest rate swaps on corporate borrowings are accounted for using accrual accounting with the related income or expense recorded as an adjustment to interest expense; adjustments to fair value are not recognized. Certain derivatives in the Separate Accounts are held for trading purposes. These derivatives relate to an indexed group annuity contract for institutional investors, which guarantees the S&P 500 Composite

Stock Price Index ("S&P 500") rate of return, plus 25 basis points. Deposits are received from the customer and held for a three year period with no payout until the end of the period. CNA mitigates the risk associated with the contract liability by a combination of purchasing S&P 500 futures contracts in a notional amount equal initially to the original customer deposit and investing the remaining cash primarily in high quality investments. The number of futures contracts is adjusted regularly to approximate the liability to the contract holder. Changes in fair value of Separate Accounts derivatives held for trading purposes are reported as a component of net investment income.

The Company's largest equity holding (held by CNA) in a single issue is Global Crossing, Ltd. ("Global Crossing") common stock. At December 31, 1999, the Company owned 36.4 million shares, or 4.6%, of Global Crossing's outstanding common stock which was carried at $1,822.0 million. Unrealized gains associated with this security were approximately $1,764.0 million at December 31, 1999.

In May 1999, Global Crossing entered into a transaction to merge Frontier Corporation ("Frontier") into a subsidiary of Global Crossing. As part of the Frontier merger agreement, certain shareholders of Global Crossing's, including CNA, entered into a voting agreement to limit their sales of Global Crossing common stock to ensure that 51% of the outstanding shares of Global Crossing would vote in favor of the merger. A large proportion of those shareholders, including CNA, also agreed to suspend their rights under a shareholders' agreement and a registration rights agreement until the closing of the Frontier transaction. The voting agreement was amended on September 2, 1999 to continue the limitation on sales and to delay the exercise of those rights described in the previous sentence until the earlier of the termination of the Frontier transaction or six months after the closing of the Frontier transaction. The Frontier merger closed on September 28, 1999. Beginning on March 28, 2000, CNA has the right to require Global Crossing to register up to 25% of CNA's holdings under the Securities Act of 1933 (the "Act"), and beginning on August 13, 2000, to require Global Crossing to register up to an additional 25% of CNA's holdings. CNA's holdings of Global Crossing were not acquired in a public offering, and may not be sold to the public unless the sale is registered or exempt from the registration requirements of the Act. Such exemptions will include sales pursuant to Rule 144 under the Act if such sales meet the requirements of the Rule. Subsequent to December 31, 1999, CNA entered into option agreements intended to hedge a substantial portion of the market risk associated with approximately half of its holdings of Global Crossing.

CNA also has a significant equity investment in Canary Wharf Group plc. The carrying value of this investment was $622.0 million with an unrealized gain of $621.0 million as of December 31, 1999.

YEAR 2000 ISSUE

The Company estimates that the total amount spent on Year 2000 readiness matters approximated $79.2 million during the last three years. Prior to 1997, the Company did not specifically separate technology charges for Year 2000 from other information technology charges. In addition, while some hardware charges are included in the above amount, the Company's hardware costs typically are included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent have been financed from current operating funds.

The Company believes that it has successfully resolved the Year 2000 issue without any material impact on its results of operations, cash flows or equity.

Property and casualty insurance companies may have an underwriting exposure related to the Year 2000 issue. Coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the policy. CNA has received notice of a limited number of Year 2000-related policy claims. The Company does not believe that the adverse impact, if any, in connection with claims related to the Year 2000 will be material to its results of operations, cash flows or equity.

ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this Statement on its accounting and reporting of derivative securities and hedging activities.

In October 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The guidance excludes long-duration life and health insurance contracts from its scope. This Statement is effective for financial statements in the year 2000, with early adoption encouraged. The Company does not expect the adoption of this Statement to have a significant impact on its results of operations or equity.

FORWARD-LOOKING STATEMENTS

When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts; the effect of potential liability concerning third party corrective actions on Year 2000 compliance; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and equities) or in the value of specific investments; changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; changes in foreign and domestic oil and gas exploration and production activity, and expenditures related to rig conversion and upgrade; changes in rating agency policies and practices, the results of financing efforts, the actual closing of contemplated transactions and agreements and various other matters and risks, many of which are beyond the Company's control.

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke, legislation, including actual and potential excise tax increases, increasing marketing and regulatory restrictions, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the general understandings of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing, and the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. Developments in any of these areas, which are more fully described elsewhere in this Report could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

Condensed Balance Sheet Information
Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the
 Equity Method)


December 31                                                  1999        1998
-----------------------------------------------------------------------------
(Amounts in millions)

Assets:

Current assets                                          $   872.7   $   785.2
Investments in U.S. government securities and other       4,447.2     4,914.3
-----------------------------------------------------------------------------
Total current assets and investments in securities        5,319.9     5,699.5
Investment in CNA                                         7,612.0     7,722.0
Investment in Diamond Offshore                              963.7       905.6
Other assets                                                850.6       761.4
-----------------------------------------------------------------------------
Total assets                                            $14,746.2   $15,088.5
=============================================================================

Liabilities and Shareholders' Equity:

Current liabilities                                     $ 1,418.3   $ 1,454.6
Securities sold under agreements to repurchase              347.8       449.7
Long-term debt, less current maturities and
 unamortized discount                                     2,426.7     2,383.6
Other liabilities                                           575.7       599.4
-----------------------------------------------------------------------------
Total liabilities                                         4,768.5     4,887.3
Shareholders' equity                                      9,977.7    10,201.2
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity              $14,746.2   $15,088.5
=============================================================================


Condensed Statements of Income Information
Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the
 Equity Method)


Year Ended December 31                           1999        1998        1997
-----------------------------------------------------------------------------
(Amounts in millions)

Revenues:

Manufactured products and other              $4,485.9    $3,207.6    $2,746.5
Investment income                               198.1       233.3       215.7
Investment losses                              (461.7)     (545.6)     (866.2)
-----------------------------------------------------------------------------
Total                                         4,222.3     2,895.3     2,096.0
-----------------------------------------------------------------------------

Expenses:

Cost of manufactured products sold
 and other                                    3,374.0     2,044.1     1,986.7
Tobacco litigation settlements                              579.0       198.8
Interest                                        143.4       135.9       116.1
Income tax expense (benefit)                    299.7        87.3       (58.1)
-----------------------------------------------------------------------------
Total                                         3,817.1     2,846.3     2,243.5
-----------------------------------------------------------------------------
Income (loss) from operations                   405.2        49.0      (147.5)
Equity in income of:
 CNA                                             43.2       234.7       810.2
 Diamond Offshore                                72.7       181.1       130.9
-----------------------------------------------------------------------------
Income before cumulative effect of
 changes in accounting principles               521.1       464.8       793.6
Cumulative effect of changes in
 accounting principles-net                     (157.9)
-----------------------------------------------------------------------------
Net income                                   $  363.2    $  464.8    $  793.6
=============================================================================

Condensed Statements of Cash Flow Information
Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the
 Equity Method)


Year Ended December 31                           1999        1998        1997
-----------------------------------------------------------------------------
(Amounts in millions)

Operating Activities:

Net income                                  $   363.2   $   464.8   $   793.6
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Cumulative effect of change in
   accounting principles                        157.9
  Investment losses                             461.7       545.6       866.2
  Other                                         (99.2)     (444.7)   (1,037.3)
Changes in assets and liabilities-net          (376.3)     (399.9)     (583.7)
-----------------------------------------------------------------------------
Total                                           507.3       165.8        38.8
-----------------------------------------------------------------------------

Investing Activities:

Net decrease (increase) in short-term
 investments, primarily U.S. government
 securities                                     242.9        30.8      (344.3)
Securities sold under agreements to
 repurchase                                    (101.9)      449.7      (447.8)
Purchases of CNA common stock                  (107.0)       (4.2)       (4.9)
Redemption (purchase) of CNA preferred
 stock                                          200.0      (200.0)
Other                                           (62.0)      (48.4)      (61.7)
-----------------------------------------------------------------------------
Total                                           172.0       227.9      (858.7)
-----------------------------------------------------------------------------

Financing Activities:

Dividends paid to shareholders                 (108.9)     (114.6)     (115.0)
Increase (decrease) in long-term debt-net        20.5       (52.0)      926.0
Purchases of treasury shares                   (601.6)     (218.0)
-----------------------------------------------------------------------------
Total                                          (690.0)     (384.6)      811.0
-----------------------------------------------------------------------------

Net change in cash                              (10.7)        9.1        (8.9)
Cash, beginning of year                          20.6        11.5        20.4
-----------------------------------------------------------------------------
Cash, end of year                           $     9.9   $    20.6   $    11.5
=============================================================================

Item 7A. Quantitative And Qualitative Disclosures About Market Risk.

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

The most significant areas of market risk in the Company's trading portfolio result from positions held in S&P futures contracts, short sales of certain equity securities and put options purchased on the S&P 500 index. The Company enters into these positions primarily to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction from what management expects, significant losses may occur. In 1998, the Company started to reduce its exposure in certain positions. At December 31, 1999, the Company continued to maintain certain of these positions.

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

Trading portfolio:


                                          Fair Value Asset
Category of risk exposure:                   (Liability)         Market Risk
------------------------------------------------------------------------------

December 31                                1999      1998      1999      1998
------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities                     $ 225.0   $ 198.1   $  57.0   $  50.0
  Options purchased                       188.9     212.5    (154.0)   (173.0)
  Options written                         (25.8)    (39.7)     10.0       9.0
  Index based futures-long                                     51.0      47.0
  Index based futures-short                                    (6.0)    (60.0)
  Short sales                            (218.5)   (657.7)    (55.0)   (164.0)
  Separate Accounts - Equity securities    19.0                (5.0)
  Separate Accounts - Equity index
   futures (a)                                               (261.0)   (229.0)
Interest rate (2):
  Short sales of U.S. government
   securities                                      (122.9)              (18.0)
  Futures-long                                                 18.0
  Futures-short                                               (48.2)
  Separate Accounts - Fixed maturity
   securities                             333.0               (12.0)
Commodities:
  Oil (3):
    Swaps                                    .2                (1.0)
    Options                                 (.7)               (2.0)
    Energy purchase obligations                     (16.9)               (5.0)
  Gold (4):
    Options purchased                      15.6      17.5     (14.0)    (18.0)
    Options written                        (5.2)     (3.7)      5.0       4.0
------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) an increase in equity prices of 25%, (2) a decrease in interest rates of 100 basis points, (3) a decline in oil prices of 20% and (4) an increase in gold prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a) This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:


                                          Fair Value Asset
Category of risk exposure:                   (Liability)         Market Risk
------------------------------------------------------------------------------

December 31                                1999      1998      1999      1998
------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities:
   General accounts (a)               $ 3,609.6 $ 1,970.1 $  (902.0) $ (493.0)
   Separate accounts                      240.0     297.0     (60.0)    (74.0)
Interest rate (2):
  Fixed maturities (a)                 27,924.4  31,409.4  (1,286.0) (1,574.0)
  Short-term investments (a)            7,317.8   7,792.1      (2.0)    (21.0)
  Interest rate swaps                               (20.0)                9.0
  Other derivative securities              16.0       6.0      16.0      10.0
  Separate Accounts (a):
    Fixed maturities                    2,927.0   4,155.0    (115.0)   (176.0)
    Short-term investments                 59.0     473.0
  Long-term debt                       (5,292.0) (5,791.9)
------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a) Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(673.0) and $(441.0) at December 31, 1999 and 1998, respectively.

Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments which derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at December 31, 1999 and 1998, with all other variables held constant.

Interest Rate Risk - The Company has exposure to interest rate risk arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. The Company monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates. The evaluation is made using an instantaneous change in interest rates by varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of the Company's investments and the resulting effect on shareholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices which the Company believes are reasonably possible over a one-year period.

The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on December 31, 1999 and 1998 due to instantaneous parallel shifts in the year end yield curve of 100 basis points, with all other variables held constant. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

The Company's long-term debt, including interest rate swap agreements, as of December 31, 1999 and 1998 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $301.7 and $331.0 million, respectively. A 100 basis point decrease would result in an increase in market value of $335.9 and $429.4 million, respectively.

The sensitivity analysis assumes an instantaneous shift in market interest rates increasing 100 basis points from their levels at December 31, 1999 and 1998, with all other variables held constant.

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Marks, Chilean Pesos, Argentinean Pesos and Japanese Yen. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at December 31, 1999 and 1998, with all other variables held constant.

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

Item 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets


------------------------------------------------------------------------------
Assets:
------------------------------------------------------------------------------

December 31                                                  1999        1998
------------------------------------------------------------------------------
(Amounts in millions of dollars)


Investments (Notes 1, 2, 3 and 4):

 Fixed maturities, amortized cost of $28,637.7
  and $30,850.3                                         $27,924.4   $31,409.4
 Equity securities, cost of $1,870.2 and $1,624.7         4,023.5     2,380.7
 Other investments                                        1,367.3     1,123.0
 Short-term investments                                   7,317.8     7,792.1
------------------------------------------------------------------------------
Total investments                                        40,633.0    42,705.2
Cash                                                        183.9       287.4
Receivables-net (Notes 1 and 5)                          13,528.7    13,087.4
Property, plant and equipment-net (Notes 1 and 6)         2,952.7     2,848.3
Deferred income taxes (Note 8)                              773.9       872.6
Goodwill and other intangible assets-net (Note 1)           409.5       489.4
Other assets (Notes 1, 12, 14 and 17)                     3,943.3     3,064.1
Deferred policy acquisition costs of insurance
 subsidiaries (Note 1)                                    2,435.6     2,422.2
Separate Account business (Notes 1 and 3)                 4,603.1     5,202.8
------------------------------------------------------------------------------
Total assets                                            $69,463.7   $70,979.4
==============================================================================

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets


------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
------------------------------------------------------------------------------

December 31                                                  1999        1998
------------------------------------------------------------------------------
(Amounts in millions of dollars)


Insurance reserves (Notes 1 and 7):
 Claim and claim adjustment expense                     $27,355.9   $29,153.7
 Future policy benefits                                   5,995.8     5,352.0
 Unearned premiums                                        5,103.1     5,039.4
 Policyholders' funds                                       709.9       855.4
------------------------------------------------------------------------------
Total insurance reserves                                 39,164.7    40,400.5
Payable for securities purchased (Note 4)                   516.6     1,160.8
Securities sold under agreements to repurchase
 (Notes 1 and 2)                                          1,647.3       579.5
Long-term debt, less unamortized discount
 (Notes 3 and 9)                                          5,706.3     5,966.7
Other liabilities (Notes 1, 3 and 14)                     5,497.7     4,990.6
Separate Account business (Notes 1 and 3)                 4,603.1     5,202.8
------------------------------------------------------------------------------
Total liabilities                                        57,135.7    58,300.9
------------------------------------------------------------------------------

Minority interest                                         2,350.3     2,477.3
------------------------------------------------------------------------------

Commitments and contingent liabilities
 (Notes 1, 2, 4, 7, 8, 9, 10, 12, 13, 14, 17 and 18)

Shareholders' equity (Notes 1, 2, 9 and 11):
 Common stock, $1 par value:
  Authorized - 400,000,000 shares
  Issued and outstanding - 104,480,600 and
   112,582,300 shares                                       104.5       112.6
 Additional paid-in capital                                 150.7       162.3
 Earnings retained in the business                        8,705.9     9,033.5
 Accumulated other comprehensive income                   1,016.6       892.8
------------------------------------------------------------------------------
Total shareholders' equity                                9,977.7    10,201.2
------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $69,463.7   $70,979.4
==============================================================================

Consolidated Statements of Income


Year Ended December 31                           1999        1998        1997
------------------------------------------------------------------------------
(Amounts in millions, except per share data)

Revenues (Note 1):

Insurance premiums (Note 17)                $13,276.7   $13,530.1   $13,620.0
Investment income, net of expenses
 (Note 2)                                     2,332.5     2,408.3     2,442.0
Investment (losses) gains (Note 2)             (158.2)      135.7      (252.5)
Gains on issuance of subsidiaries'
 stock (Note 15)                                                        124.3
Manufactured products (including excise
 taxes of $512.6, $495.3 and $491.0)          4,125.3     2,936.6     2,514.4
Other                                         1,888.9     2,285.3     1,818.4
------------------------------------------------------------------------------
Total                                        21,465.2    21,296.0    20,266.6
------------------------------------------------------------------------------

Expenses (Note 1):

Insurance claims and policyholders'
 benefits (Notes 7 and 17)                   11,926.1    11,846.9    11,395.7
Amortization of deferred policy
 acquisition costs                            2,142.6     2,180.2     2,138.2
Cost of manufactured products sold
 (Note 18)                                    2,116.4     1,027.7     1,024.5
Other operating expenses                      3,981.6     4,215.6     3,592.8
Tobacco litigation settlements (Note 18)                    579.0       198.8
Interest                                        354.3       369.2       323.4
------------------------------------------------------------------------------
Total                                        20,521.0    20,218.6    18,673.4
------------------------------------------------------------------------------
                                                944.2     1,077.4     1,593.2
------------------------------------------------------------------------------

Income taxes (Note 8)                           305.5       354.5       495.3
Minority interest                               117.6       258.1       304.3
------------------------------------------------------------------------------
Total                                           423.1       612.6       799.6
------------------------------------------------------------------------------

Income before cumulative effect of changes
 in accounting principles                       521.1       464.8       793.6
Cumulative effect of changes in accounting
 principles-net (Note 1)                       (157.9)
------------------------------------------------------------------------------
Net income                                  $   363.2   $   464.8   $   793.6
==============================================================================

Net income per share (Note 11):
Income before cumulative effect of changes
 in accounting principles                   $    4.80   $    4.06   $    6.90
Cumulative effect of changes in accounting
 principles-net                                 (1.45)
------------------------------------------------------------------------------
Net income                                  $    3.35   $    4.06   $    6.90
==============================================================================

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders' Equity


                                             Earnings   Accumulated
                                           Additional  Retained     Other       Common
                      Comprehensive Common   Paid-in    in the  Comprehensive Stock Held
                          Income     Stock   Capital   Business    Income    in Treasury   Total
------------------------------------------------------------------------------------------------
(Amounts in millions)


Balance, December 31,
 1996                               $115.0   $165.8    $8,216.8   $  233.6             $8,731.2
Comprehensive income:
 Net income            $  793.6                           793.6                           793.6
 Other comprehensive
  income (Note 11)        255.3                                      255.3                255.3
                       --------
 Comprehensive income  $1,048.9
                       ========
Dividends paid, $1.00
 per share                                               (115.0)                         (115.0)
------------------------------------------------------------------------------------------------
Balance, December 31,
 1997                                115.0    165.8     8,895.4      488.9              9,665.1
Comprehensive income:
 Net income            $  464.8                           464.8                           464.8
 Other comprehensive
  income (Note 11)        403.9                                      403.9                403.9
                       --------
 Comprehensive income  $  868.7
                       ========
Dividends paid, $1.00
 per share                                               (114.6)                         (114.6)
Purchases of common
 stock                                                                       $(218.0)    (218.0)
Retirement of treasury
 stock                                (2.4)    (3.5)     (212.1)               218.0
------------------------------------------------------------------------------------------------
Balance, December 31,
 1998                                112.6    162.3     9,033.5      892.8             10,201.2
Comprehensive income:
 Net income            $  363.2                           363.2                           363.2
 Other comprehensive
  income (Note 11)        123.8                                      123.8                123.8
                       --------
 Comprehensive income  $  487.0
                       ========
Dividends paid, $1.00
 per share                                               (108.9)                         (108.9)
Purchases of common
 stock                                                                        (601.6)    (601.6)
Retirement of treasury
 stock                                (8.1)   (11.6)     (581.9)               601.6
------------------------------------------------------------------------------------------------
Balance, December 31,
 1999                               $104.5   $150.7    $8,705.9   $1,016.6             $9,977.7
================================================================================================

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows


Year Ended December 31                           1999        1998        1997
------------------------------------------------------------------------------
(Amounts in millions)


Operating Activities:

Net income                                 $    363.2  $    464.8  $    793.6
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Cumulative effect of changes in
   accounting principles                        157.9
  Investment losses (gains)                     158.2      (135.7)      128.2
  Provision for minority interest               117.6       258.1       304.3
  Amortization of investments                   (97.3)     (217.3)     (115.2)
  Depreciation and amortization                 395.3       437.0       341.7
  Provision for deferred income taxes           153.5        51.8        59.3
Changes in assets and liabilities-net:
 Reinsurance receivables                     (1,128.5)     (837.5)      473.0
 Other receivables                              678.7      (122.9)     (209.7)
 Prepaid reinsurance premiums                (1,145.3)     (120.8)       93.5
 Deferred policy acquisition costs                1.2      (280.5)     (287.5)
 Insurance reserves and claims               (1,189.9)      586.3      (133.5)
 Other liabilities                              397.7       298.9      (485.5)
 Trading securities                            (759.0)     (545.7)     (682.4)
 Other-net                                      119.8       (72.7)      (36.0)
------------------------------------------------------------------------------

                                             (1,776.9)     (236.2)      243.8
------------------------------------------------------------------------------

Investing Activities:

Purchases of fixed maturities               (58,532.7)  (70,141.5)  (47,434.7)
Proceeds from sales of fixed maturities      57,211.8    66,429.6    43,997.0
Proceeds from maturities of fixed
 maturities                                   2,995.5     3,564.0     2,996.9
Purchases of equity securities               (1,575.4)   (1,072.6)   (1,332.3)
Proceeds from sales of equity securities      1,803.4       850.8     1,405.9
Purchases of property and equipment            (708.2)     (644.0)     (702.4)
Securities sold under agreements to
 repurchase                                   1,067.8       426.8      (395.5)
Change in short-term investments                303.4       786.6      (207.4)
Change in other investments                     182.4       192.9       390.5
------------------------------------------------------------------------------

                                              2,748.0       392.6    (1,282.0)
------------------------------------------------------------------------------

Consolidated Statements of Cash Flows


Year Ended December 31                          1999        1998        1997
------------------------------------------------------------------------------
(Amounts in millions)

Financing Activities:

Dividends paid to shareholders             $  (108.9)  $  (114.6)  $  (115.0)
Dividends paid to minority interests           (40.1)      (40.7)      (16.0)
Purchases of treasury shares                  (601.6)     (218.0)
Purchases of treasury shares by
 subsidiaries                                             (191.1)
Principal payments on long-term debt          (478.1)     (861.9)     (271.4)
Issuance of long-term debt                     225.1     1,073.8     1,661.0
Change in short-term debt                                              (10.0)
Receipts credited to policyholders               7.0         6.2         6.6
Withdrawals of policyholder account
 balances                                      (78.0)      (20.5)      (24.9)
------------------------------------------------------------------------------

                                            (1,074.6)     (366.8)    1,230.3
------------------------------------------------------------------------------

Net change in cash                            (103.5)     (210.4)      192.1
Cash, beginning of year                        287.4       497.8       305.7
------------------------------------------------------------------------------

Cash, end of year                          $   183.9   $   287.4   $   497.8
==============================================================================

See Notes to Consolidated Financial Statements.

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

Accounting changes - Effective January 1, 1999, the Company adopted the AICPA's Accounting Standards Executive Committee Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," and SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 97-3 requires insurance companies to recognize liabilities for insurance-related assessments when an assessment has been imposed or it is probable that it will be imposed, when it can be reasonably estimated, and when the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements. The Company had previously accounted for these assessments as they were paid.

SOP 98-5 requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. The Company had previously deferred recognition of these costs and amortized them over a period following the completion of the start-up activities. The Company does not expect the ongoing effect of adopting SOP 98-5 to have a material impact on its results of operations.

The pro forma effect of adoption on reported results for prior periods is not significant.

The cumulative effect of these accounting changes resulted in a charge as follows:


Accounting by Insurance and Other Enterprises for Insurance-
 Related Assessments (net of income taxes and minority interest
 of $95.4 and $26.5)                                                   $150.8
Costs of Start-Up Activities (net of income taxes of $3.8)                7.1
                                                                       ------
                                                                       $157.9
                                                                       ======

Investments - Investments in securities, which are held principally by insurance subsidiaries of CNA Financial Corporation ("CNA"), an 86.5% owned subsidiary, are carried as follows:

The Company classifies fixed maturity securities (bonds and redeemable preferred stocks) and equity securities held by insurance subsidiaries as available-for-sale, and are carried at fair value. Changes in fair value are recorded as a component of accumulated other comprehensive income in shareholders' equity, net of applicable deferred income taxes and participating policyholders' and minority interests. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, and amortization and accretion are included in investment income.

Equity securities in the parent company's investment portfolio are classified as trading securities in order to reflect the Company's investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the income statement.

Derivative instruments are generally held for trading purposes and, as such, are marked to market. Changes in fair value are included in investment gains or losses in the income statement. Interest rate swaps which are used to manage the Company's exposure to variable rate long-term debt are not considered held for trading purposes. Such swaps are accounted for on an accrual basis and are included in the income statement as an adjustment to interest expense.

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

Other invested assets consist primarily of investments in joint ventures, limited partnerships, certain derivative securities and other investments. The joint ventures and limited partnerships are carried at the Company's equity in the investees' net assets.

Securities sold under agreements to repurchase - The Company lends securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must deposit collateral with the Company equal to 100% of the fair value of these securities if the collateral is cash, or 102%, if the collateral is securities. Cash deposits from these transactions are invested in short-term investments (primarily U.S. government securities and commercial paper) and a liability is recognized for the obligation to return the collateral. The Company continues to receive the interest on loaned debt securities, as beneficial owner, and accordingly, loaned debt securities are included in fixed maturity securities.

Restricted investments - On December 30, 1993, CNA deposited $986.8 in an escrow account pursuant to the Fibreboard Global Settlement Agreement. The majority of the funds are included in short-term investments and are invested primarily in U.S. treasury securities. The escrow account amounted to $36.0 and $1,130.0 at December 31, 1999 and 1998, respectively. During 1999, CNA paid approximately $1,100.0 from escrow to the Fibreboard Trust, which was established to administer claims pursuant to the Trilateral Agreement as discussed in Note 18.

Insurance Operations - Premium revenues - Insurance premiums on property and casualty and accident and health insurance contracts are earned ratably over the terms of the policies after provision for estimated adjustments on retrospectively rated policies and deductions for ceded insurance. Revenues on universal life-type contracts are comprised of contract charges and fees, which are recognized over the coverage period. Other life insurance premiums and annuities are recognized as revenue when due after deductions for ceded insurance premiums.

Claim and claim adjustment expense reserves - Claim and claim adjustment expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and health disability claims, are not discounted and are based on (i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations,
(ii) estimates of unreported losses, (iii) estimates of losses on assumed insurance, (iv) estimates of future expenses to be incurred in settlement of claims, and (v) estimates of claim recoveries, exclusive of reinsurance recoveries, which are reported as an asset. Management considers current conditions and trends as well as past company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance.

Claim and claim adjustment expense reserves represent management's estimates of ultimate liabilities based on currently available facts and case law and the ultimate liability may vary significantly from such estimates. CNA regularly reviews its reserves, and any adjustments to the previously established reserves are recognized in operating income in the period the need for such adjustments becomes apparent. See Note 7 for a further discussion of claim and claim adjustment expense reserves.

Structured settlements have been negotiated for claims on certain property and casualty insurance policies. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CNA's life insurance subsidiary for which the related annuity obligations are recorded in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 6.0% to 7.5%. At December 31, 1999 and 1998, the discounted reserves for unfunded structured settlements were $883.0 and $893.0, respectively (net of discounts of $1,483.0 and $1,511.0, respectively).

Workers' compensation lifetime claim reserves and accident and health disability claim reserves are calculated using mortality and morbidity assumptions based on CNA's and industry experience, and are discounted at interest rates allowed by insurance regulators that range from 3.5% to 6.0%. At December 31, 1999 and 1998, such discounted reserves totaled $2,174.0 and $2,277.0, respectively (net of discounts of $893.0 and $869.0, respectively).

Future policy benefits reserves - Reserves for traditional life insurance products (whole and term life products) are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration and include a margin for adverse deviation. Interest rates range from 3.0% to 9.0%, and mortality, morbidity and withdrawal assumptions are based on CNA and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Reserves for universal life-type contracts are equal to the account balances that accrue to the benefit of the policyholders. Interest crediting rates ranged from 4.5% to 7.3% for the three years ended December 31, 1999.

Involuntary risks - CNA's participation in involuntary risk pools is mandatory and generally a function of its proportionate share of the voluntary market, by line of insurance, in each state in which it does business. Effective January 1, 1999, in accordance with SOP 97-3, CNA records assessments for insolvencies when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements. CNA had previously accounted for these assessments as they were paid.

Reinsurance - CNA assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA's retained amount varies by type of coverage. Generally, property risks are reinsured on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk. CNA's life reinsurance includes coinsurance, yearly renewable term and facultative programs.

Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves, and reported as a receivable in the Consolidated Balance Sheets.

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

Life acquisition costs are capitalized and amortized based on assumptions consistent with those used for computing future policy benefits reserves. Acquisition costs on traditional life business are amortized over the assumed premium paying periods. Universal life and annuity acquisition costs are amortized in proportion to the present value of estimated gross profits over the products' assumed durations. To the extent that unrealized gains or losses on available-for-sale securities would result in an adjustment of deferred policy acquisition costs, had those gains or losses actually been realized, an adjustment to deferred policy acquisition costs is recorded to unrealized investment gains or losses which are included in accumulated other comprehensive income and reported as a component of shareholders' equity.

Separate Account business - CNA's life insurance subsidiary, Continental Assurance Company ("CAC"), writes investment and annuity contracts. The supporting assets and liabilities of certain of these contracts are legally segregated and reported in the accompanying Consolidated Balance Sheets as assets and liabilities of Separate Account business. CAC guarantees principal and a specified return to the contract holders on approximately 53% and 64% of the Separate Account business at December 31, 1999 and 1998, respectively. Substantially all assets of the Separate Account business are carried at fair value. Separate Account liabilities are carried at contract values.

Statutory accounting practices - CNA's insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or otherwise permitted by their respective jurisdiction's insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. CNA has no material permitted accounting practices.

Statutory capital and surplus - Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed by the regulations and statutes of various insurance regulators, for property and casualty and life insurance subsidiaries, are as follows:


                                              Statutory Capital
                                                  and Surplus        Statutory Net Income (Loss)
                                            --------------------     ---------------------------
                                                   December 31         Year Ended December 31
                                            --------------------     ---------------------------
                                                 1999       1998       1999     1998       1997
----------------------------------------------------------------     ---------------------------

Property and casualty companies*             $8,679.0   $7,593.0     $361.0   $161.0   $1,043.0
Life insurance companies                      1,222.0    1,109.0       77.0    (57.0)      43.0

------------------------------------------------------------------------------

*Surplus includes property and casualty companies' ownership in life insurance subsidiaries.

Inventories-

Tobacco products - These inventories, aggregating $230.6 and $221.6 at December 31, 1999 and 1998, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method and primarily consist of leaf tobacco. If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $212.6 and $215.5 higher at December 31, 1999 and 1998, respectively.

Watches and clocks - These inventories, aggregating $36.8 and $38.9 at December 31, 1999 and 1998, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

Goodwill and other intangible assets - Goodwill, representing the excess of purchase price over fair value of the net assets of acquired entities, is generally amortized on a straight-line basis over the period of expected benefit of twenty years. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Accumulated amortization at December 31, 1999 and 1998 was $414.8 and $384.3, respectively. Amortization expense amounted to $30.5, $101.3 and $39.6 for the years ended December 31, 1999, 1998 and 1997, respectively. Intangible assets are periodically reviewed to determine whether an impairment in value has occurred.

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

Supplementary cash flow information - Cash payments made for interest on long-term debt, including capitalized interest and commitment fees, amounted to approximately $336.9, $322.0 and $325.1 for the years ended December 31, 1999, 1998 and 1997, respectively. Cash payments made for federal, foreign, state and local income taxes, net of refunds, amounted to approximately $205.2, $395.1 and $565.3 for the years ended December 31, 1999, 1998 and
1997, respectively. In 1999, CNA exchanged its interest in Canary Wharf Limited Partnership into the common stock of Canary Wharf valued at approximately $539.0.

Reclassification - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1999.

Note 2. Investments -


Year Ended December 31                           1999        1998        1997
------------------------------------------------------------------------------

Investment income consisted of:

Fixed maturity securities                    $1,814.8    $1,911.2    $1,905.6
Short-term investments                          362.4       404.7       457.6
Other                                           213.5       168.4       158.6
------------------------------------------------------------------------------
Total investment income                       2,390.7     2,484.3     2,521.8
Investment expenses                             (58.2)      (76.0)      (79.8)
------------------------------------------------------------------------------
Investment income-net                        $2,332.5    $2,408.3    $2,442.0
==============================================================================

Investment (losses) gains are as follows:

Trading securities:
  Derivative instruments (a)                 $ (385.1)   $ (285.3)   $ (618.7)
  Equity securities, including short
   positions (a)                                (47.0)     (251.4)     (299.0)
------------------------------------------------------------------------------
                                               (432.1)     (536.7)     (917.7)
Other than trading:
  Fixed maturities                             (313.1)      469.3       463.4
  Equity securities                             356.7        38.1       102.7
  Short-term investments                         19.5       (21.4)        7.1
  Other, including guaranteed Separate
   Account business                             210.8       186.4        92.0
------------------------------------------------------------------------------
Investment (losses) gains                      (158.2)      135.7      (252.5)
Gains on issuance of subsidiaries' stock                                124.3
------------------------------------------------------------------------------
                                               (158.2)      135.7      (128.2)
Income tax benefit (expense)                     49.1       (56.2)       43.2
Minority interest                               (27.5)      (67.0)      (74.9)
------------------------------------------------------------------------------
Investment (losses) gains-net                $ (136.6)   $   12.5    $ (159.9)
==============================================================================

(a) Includes losses on short sales, equity index futures and options aggregating $533.6, $584.3 and $936.6 for the years ended December 31, 1999, 1998 and 1997, respectively. In 1998, the Company started to reduce its exposure in certain positions. At December 31, 1999, the Company continued to maintain certain of these positions.

The carrying value of investments (other than equity securities) that did not produce income for the last twelve months is $54.0 at December 31, 1999.

Investment gains of $854.0, $1,448.4 and $837.6 and losses of $790.9, $962.4 and $264.4 were realized on securities available for sale for the years ended December 31, 1999, 1998 and 1997, respectively. Investment gains (losses) in 1999, 1998 and 1997 also include $306.4, $159.2 and $58.6 of net unrealized losses on equity securities in the Company's trading portfolio.

The amortized cost and market values of securities are as follows:


                                                    Unrealized
                                      Amortized ------------------    Market
December 31, 1999                       Cost      Gains    Losses      Value
------------------------------------------------------------------------------

U.S. government and obligations of
 government agencies                 $ 9,105.7  $   14.3  $  138.6  $ 8,981.4
Asset-backed                           7,253.5      14.1     228.5    7,039.1
States, municipalities and political
 subdivisions-tax exempt               4,514.1      16.3     134.1    4,396.3
Corporate                              5,516.9      34.0     305.0    5,245.9
Other debt                             2,185.0      36.0      88.9    2,132.1
Redeemable preferred stocks               62.5      71.6       4.5      129.6
------------------------------------------------------------------------------
Total fixed maturities available
 for sale                             28,637.7     186.3     899.6   27,924.4
Equity securities available for sale   1,149.9   2,634.5     174.8    3,609.6
Equity securities, trading portfolio     720.3      41.8     348.2      413.9
Short-term investments available
 for sale                              7,318.5       1.3       2.0    7,317.8
------------------------------------------------------------------------------
                                     $37,826.4  $2,863.9  $1,424.6  $39,265.7
==============================================================================

December 31, 1998
------------------------------------------------------------------------------

U.S. government and obligations of
 government agencies                 $ 8,875.3  $  184.5  $   20.2  $ 9,039.6
Asset-backed                           8,095.8     129.8      11.7    8,213.9
States, municipalities and political
 subdivisions-tax exempt               6,126.7     205.9      11.6    6,321.0
Corporate                              5,105.7     135.7     144.7    5,096.7
Other debt                             2,610.5     103.7      70.0    2,644.2
Redeemable preferred stocks               36.3      60.5       2.8       94.0
------------------------------------------------------------------------------
Total fixed maturities available
 for sale                             30,850.3     820.1     261.0   31,409.4
Equity securities available for sale   1,054.9   1,051.2     136.0    1,970.1
Equity securities, trading portfolio     569.8      10.8     170.0      410.6
Short-term investments available
 for sale                              7,793.1        .2       1.2    7,792.1
------------------------------------------------------------------------------
                                     $40,268.1  $1,882.3  $  568.2  $41,582.2
==============================================================================

The amortized cost and market value of fixed maturities at December 31, 1999 and 1998 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.


                                              1999                  1998
                                     -----------------------------------------
                                      Amortized   Market   Amortized    Market
December 31                              Cost     Value       Cost      Value
------------------------------------------------------------------------------

Due in one year or less              $ 1,560.0 $ 1,546.3  $ 3,217.3 $ 3,322.8
Due after one year through
 five years                            7,039.4   6,907.5    6,412.3   6,430.4
Due after five years through
 ten years                             7,043.7   6,560.7    5,464.0   5,434.9
Due after ten years                    5,741.1   5,870.8    7,660.9   8,007.4
Asset-backed securities not due
 at a single maturity date             7,253.5   7,039.1    8,095.8   8,213.9
------------------------------------------------------------------------------
                                     $28,637.7 $27,924.4  $30,850.3 $31,409.4
==============================================================================

The Company's largest equity holding (held by CNA) in a single issuer is Global Crossing, Ltd. ("Global Crossing") common stock. At December 31, 1999, the Company owned 36,400,000 shares, or 4.6% of the outstanding common stock of Global Crossing which was carried at $1,822.0. Unrealized gains associated with this security were approximately $1,764.0 at December 31, 1999. No other investments, other than investments in U.S. government securities, exceeded 10% of shareholders' equity.

In May 1999, Global Crossing entered into a transaction to merge Frontier Corporation ("Frontier") into a subsidiary of Global Crossing. As part of the Frontier merger agreement, certain shareholders of Global Crossing, including the Company, entered into a voting agreement to limit their sales of Global Crossing common stock to ensure that 51% of the outstanding shares of Global Crossing would vote in favor of the merger. A large proportion of those shareholders, including CNA, also agreed to suspend their rights under a shareholders' agreement and a registration rights agreement until the closing of the Frontier transaction. The voting agreement was amended on September 2, 1999 to continue the limitation on sales and to delay the exercise of those rights described in the previous sentence until the earlier of the termination of the Frontier transaction or six months after the closing of the Frontier transaction.

The Frontier merger closed on September 28, 1999. Beginning on March 28, 2000, CNA has the right to require Global Crossing to register up to 25% of CNA's holdings under the Securities Act of 1933 (the "Act"), and beginning on August 13, 2000, to require Global Crossing to register up to an additional 25% of CNA's holdings. CNA's holdings of Global Crossing were not acquired in a public offering, and may not be sold to the public unless the sale is registered or exempt from the registration requirements of the Act. Such exemptions will include sales pursuant to Rule 144 under the Act if such sales meet the requirements of the Rule. Subsequent to December 31, 1999, CNA entered into option agreements intended to hedge a substantial portion of the market risk associated with approximately half of its holdings of Global Crossing.

At December 31, 1999 and 1998, CNA maintained statutory deposits of cash and securities, with carrying values of $1,800.0 and $1,700.0, respectively, under requirements of regulatory authorities.

Note 3. Fair Value of Financial Instruments -


                                           1999                   1998
                                  --------------------------------------------
                                    Carrying Estimated     Carrying  Estimated
December 31                         Amount  Fair Value     Amount   Fair Value
------------------------------------------------------------------------------

Financial assets:
  Other investments                $ 1,365.0  $ 1,350.0  $ 1,118.2  $ 1,115.0
  Separate Account business:
    Fixed maturities securities      3,260.0    3,260.0    4,155.0    4,155.0
    Equity securities                  260.0      260.0      297.0      297.0
    Other                              493.0      493.0      216.0      216.0

Financial liabilities:
  Premium deposits and annuity
   contracts                         1,293.0    1,240.0    1,259.0    1,205.0
  Long-term debt                     5,664.7    5,292.0    5,921.3    5,792.0
  Financial guarantee contracts        111.0      100.0      240.0      231.0
  Separate Account business:
    Guaranteed investment contracts  1,516.0    1,518.0    2,423.0    2,478.0
    Variable Separate Accounts       1,505.0    1,505.0    1,268.0    1,268.0
    Deferred annuities                 117.0      125.0       85.0      102.0
    Other                              571.0      571.0      600.0      600.0
------------------------------------------------------------------------------

In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by management's assumptions, including the discount rates and estimates of future cash flows. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The amounts reported in the Consolidated Balance Sheet for fixed maturities securities, equity securities, derivative instruments, short-term investments and securities sold under agreements to repurchase are at fair value. As such, these financial instruments are not shown in the table above. See Note 4 for the fair value of derivative instruments. Since the disclosure excludes certain financial instruments and nonfinancial instruments such as real estate and insurance reserves, the aggregate fair value amounts cannot be summed to determine the underlying economic value of the Company.

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

Other investments consist of mortgage loans and notes receivable, policy loans, investments in limited partnerships and various miscellaneous assets. Valuation techniques to determine fair value of other investments and other Separate Account assets consisted of discounting cash flows and obtaining quoted market prices of the investments, comparable instruments, or underlying assets of the investments.

Premium deposits and annuity contracts were valued based on cash surrender values and the outstanding fund balances.

The fair value of the liability for financial guarantee contracts was based on discounted cash flows utilizing interest rates currently being offered for similar contracts.

The fair value of guaranteed investment contracts and deferred annuities of the Separate Accounts business was estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with similar maturities. The fair value of the liabilities for variable Separate Account business was based on the quoted market values of the underlying assets of each variable Separate Account. The fair value of other Separate Account business liabilities approximates carrying value because of their short-term nature.

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

The credit exposure associated with these instruments is generally limited to the positive market value of the instruments and will vary based on changes in market prices. The Company enters into these Contracts with large financial institutions and considers the risk of non-performance to be remote.

The Company's investments in derivative instruments are as follows:


                                                 Fair Value
                                              Asset (Liability)
                              Contractual/  ---------------------
                                 Notional             Average for   Recognized
December 31, 1999                  Value    Year-End   the Year    (Loss) Gain
------------------------------------------------------------------------------

Equity markets:
  Options purchased              $5,279.3      $188.9    $ 761.0      $(562.9)
  Options written                 1,097.1       (25.8)    (103.9)        42.1
  Index based futures-long          204.1                                72.3
  Index based futures-short          22.1                               (16.7)
Interest rate risk:
  Commitments to purchase
   government and municipal
   securities                       127.0        (1.0)        .1         (1.0)
  Interest rate caps                500.0         4.0        2.8          4.0
  Futures-long                      151.4                                (3.6)
  Futures-short                     560.1                                15.1
  Foreign currency forwards         591.0         9.0       10.8         21.0
Commodities:
  Oil:
    Swaps                             6.4          .2       (1.1)          .6
    Options                          33.0         (.7)     (14.3)          .4
    Energy purchase obligations                            (13.8)        10.3
  Gold:
    Options purchased               434.5        15.6       40.9          5.5
    Options written                 242.9        (5.2)     (14.1)         6.1
Other                                94.9         2.9       (9.6)        21.7
------------------------------------------------------------------------------
Total                            $9,343.8      $187.9    $ 658.8      $(385.1)
==============================================================================

                                                 Fair Value
                                              Asset (Liability)
                              Contractual/  ---------------------
                                 Notional             Average for   Recognized
December 31, 1998                  Value    Year-End   the Year    (Loss) Gain
------------------------------------------------------------------------------

Equity markets:

  Options purchased              $3,950.4      $212.5    $1,206.6     $(289.4)
  Options written                 1,085.5       (39.7)      (97.9)       73.1
  S&P futures-long                  186.2                               155.2
  S&P futures-short                 241.3                              (202.8)
Commodities:
  Oil:
    Swaps                                                    (7.7)       (3.4)
    Energy purchase obligations      44.0       (16.9)      (12.4)       (7.0)
  Gold:
    Options purchased               423.9        17.5        30.8        (2.5)
    Options written                  62.0        (3.7)       (9.5)        4.5
Other                               408.6         1.0         3.7       (13.0)
------------------------------------------------------------------------------
Total                            $6,401.9      $170.7    $1,113.6     $(285.3)
==============================================================================

December 31, 1997
------------------------------------------------------------------------------

Equity markets:
  Options purchased              $2,272.0      $176.3    $1,072.3     $(336.2)
  Options written                   269.7       (18.8)     (134.1)       42.9
  S&P futures                     1,881.0                              (381.2)
Commodities:
  Oil:
    Swaps                            63.3        (2.4)       (3.2)      (18.8)
    Energy purchase obligations      44.0        (9.8)       (3.1)      (10.1)
  Gold:
    Options purchased               488.3        27.9        27.5        44.3
    Options written                  84.6        (4.2)       (2.0)        3.6
  Other                              67.5         5.0         9.6        21.4
Other                                                                    15.4
------------------------------------------------------------------------------
Total                            $5,170.4      $174.0      $967.0     $(618.7)
==============================================================================

CNA has entered into interest rate swap agreements to convert the variable rate of its borrowings under the bank credit facility and the commercial paper program to a fixed rate. Since these interest rate swaps are not held for trading purposes, they are not included in the preceding tables. At December 31, 1999 and 1998, the outstanding interest rate swap agreements had a total notional principal amount of $650.0 and $650.0, and a fair value liability of $10.0 at December 31, 1998. Those agreements, which terminate from May 2000 to December 2000, effectively fixed CNA's interest rate exposure on $650.0 of variable rate debt.

CNA also uses derivatives to mitigate the risk associated with its indexed group annuity contracts by purchasing S&P 500 futures contracts in a notional amount equal to the portion of the customer liability related to the S&P 500 exposure. Other than derivatives held in certain Separate Accounts, CNA generally does not hold or issue these instruments for trading purposes. The gross notional principal or contractual amounts of these instruments in the Separate Accounts were $1,627.0 and $1,193.0 at December 31, 1999 and 1998, respectively.

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $201.8 and $447.4 with fair value liabilities of $218.5 and $780.6 at December 31, 1999 and 1998, respectively. These positions are marked to market and investment gains or losses are included in the income statement.

Estimated fair values approximate carrying values and are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from independent pricing services, quoted market prices of comparable instruments or present value models.

Through August 1, 1989, CNA's property and casualty operations wrote financial guarantee insurance in the form of surety bonds, and also insured equity policies. These bonds primarily represented industrial development bond guarantees and in the case of insured equity policies, typically extended in initial terms from ten to thirteen years. For these guarantees and policies, CNA received an advance premium which is non-refundable and is recognized over the exposure period and in proportion to the underlying risk insured.

At December 31, 1999 and 1998, gross exposure of financial guarantee surety bonds and insured equity policies was $352.0 and $507.0, respectively. The degree of risk to CNA related to this exposure is substantially reduced through reinsurance, diversification of exposures and collateral requirements. In addition, security interests in improved real estate are also commonly obtained on the financial guarantee risks. Approximately 37% and 36% of the risks were ceded to reinsurers at December 31, 1999 and 1998, respectively. Total exposure, net of reinsurance, amounted to $222.0 and $323.0 at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, collateral consisting of letters of credit, cash reserves and debt service reserves amounted to $62.0 and $38.0, respectively. Gross unearned premium reserves for financial guarantee contracts were $11.0 and $8.0 at December 31, 1999 and 1998, respectively. Gross claim and claim adjustment expense reserves totaled $100.0 and $232.0 at December 31, 1999 and 1998, respectively.

Note 5. Receivables-


December 31                                                  1999        1998
------------------------------------------------------------------------------

Reinsurance                                             $ 8,022.7   $ 6,894.2
Other insurance                                           4,482.6     5,198.4
Security sales                                              308.6       276.4
Accrued investment income                                   400.6       409.8
Other                                                       651.0       652.4
------------------------------------------------------------------------------
Total                                                    13,865.5    13,431.2
Less allowance for doubtful accounts and
 cash discounts                                             336.8       343.8
------------------------------------------------------------------------------
Receivables-net                                         $13,528.7   $13,087.4
==============================================================================

Note 6. Property, Plant and Equipment -


December 31                                                  1999        1998
------------------------------------------------------------------------------

Land                                                     $  116.0    $  118.9
Buildings and building equipment                            770.4       798.6
Offshore drilling rigs and equipment                      2,360.1     2,017.8
Machinery and equipment                                   1,254.5     1,310.4
Leaseholds and leasehold improvements                       125.0       122.1
------------------------------------------------------------------------------
Total, at cost                                            4,626.0     4,367.8
Less accumulated depreciation and amortization            1,673.3     1,519.5
------------------------------------------------------------------------------
Property, plant and equipment-net                        $2,952.7    $2,848.3
==============================================================================

Depreciation and amortization expense, including amortization of intangibles, and capital expenditures, are as follows:


                               1999              1998              1997
------------------------------------------------------------------------------
                         Depr. &   Capital Depr. &  Capital  Depr. &  Capital
Year Ended December 31    Amort.   Expend.  Amort.  Expend.   Amort.  Expend.
------------------------------------------------------------------------------

CNA Financial             $199.5   $250.2   $261.1   $261.1   $187.4   $280.3
Lorillard                   23.9     20.7     22.4     20.1     21.0     34.4
Loews Hotels                19.8    110.1     16.3    131.3     17.7     15.7
Diamond Offshore           145.3    324.1    130.3    224.5    108.3    362.6
Bulova                        .7       .7       .7      4.3       .8       .6
Corporate                    6.1      2.4      6.2      2.7      6.5      8.8
------------------------------------------------------------------------------
Total                     $395.3   $708.2   $437.0   $644.0   $341.7   $702.4
==============================================================================

The Company sold two franchised properties in December 1999 and the Loews Monte Carlo Hotel in November 1998, with net book values of $9.0 and $26.7, respectively. Gains on these sales amounted to $85.1 and $14.7 ($52.0 and $8.4 after taxes) for the years ended December 31, 1999 and 1998, respectively.

Note 7. Claim and Claim Adjustment Expense Reserves-

CNA's property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims which are incurred but not reported, as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, CNA's experience with similar cases, and various historical development patterns. Consideration is given to such historical patterns as field reserving trends, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these can affect the estimation of reserves.

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

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves for 1999, 1998 and 1997:

Year Ended December 31                           1999        1998        1997
------------------------------------------------------------------------------

Reserves at beginning of year:
  Gross                                     $28,317.0   $28,533.0   $29,357.0
  Ceded                                       5,424.0     5,326.0     5,660.0
------------------------------------------------------------------------------
Net reserves at beginning of year            22,893.0    23,207.0    23,697.0
Net reserves transferred under retroactive
 reinsurance agreements                      (1,024.0)
Net reserves of acquired insurance
 companies at date of acquisition                           122.0        57.0
------------------------------------------------------------------------------
Total net reserves                           21,869.0    23,329.0    23,754.0
------------------------------------------------------------------------------

Net incurred claims and claim adjustment
 expenses:
  Provision for insured events of current
   year                                       7,287.0     7,903.0     7,942.0
  Increase (decrease) in provision for
   insured events of prior years              1,027.0       263.0      (256.0)
  Amortization of discount                      139.0       143.0       143.0
------------------------------------------------------------------------------
Total net incurred                            8,453.0     8,309.0     7,829.0
------------------------------------------------------------------------------

Net payments attributable to:
  Current year events                         2,744.0     2,791.0     2,514.0
  Prior year events                           7,460.0     5,954.0     5,862.0
  Reinsurance recoverable against net
   reserves transferred under retroactive
   reinsurance agreements                      (240.0)
------------------------------------------------------------------------------
Total net payments                            9,964.0     8,745.0     8,376.0
------------------------------------------------------------------------------
Net reserves at end of year                  20,358.0    22,893.0    23,207.0
Ceded reserves at end of year                 6,273.0     5,424.0     5,326.0
------------------------------------------------------------------------------
Gross reserves at end of year (a)           $26,631.0   $28,317.0   $28,533.0
==============================================================================

(a) Excludes life claim and claim adjustment expense reserves and intercompany eliminations of $724.9, $836.7 and $986.8 as of December 31, 1999, 1998
    and 1997, respectively, included in the Consolidated Balance Sheets.

The change in provision for insured events of prior years, favorable (adverse) reserve development, is comprised of the following components:


                                                   1999       1998       1997
------------------------------------------------------------------------------

Asbestos                                      $  (560.0)   $(243.0)   $(105.0)
Environmental Pollution
 and Other Mass Tort                               84.0     (227.0)
Other                                            (551.0)     207.0      361.0
------------------------------------------------------------------------------
Total                                         $(1,027.0)   $(263.0)   $ 256.0
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

The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by potentially responsible parties ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for clean-up of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency ("EPA") on its National Priorities List ("NPL"). The addition of new clean-up sites to the NPL has slowed in recent years. Many clean-up sites have been designated by state authorities as well.

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage that includes an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether clean-up costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress in 1999 and it is unclear as to what positions the Congress or the Administration will take in 2000 and what legislation, if any, will result. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of regulation that would result.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

As of December 31, 1999 and 1998, CNA carried approximately $463.0 and $787.0, respectively, of claim and claim adjustment expense reserves, net of reinsurance recoverable, for reported and unreported environmental pollution and other mass tort claims. In 1999, CNA recorded $84.0 of favorable development compared to $227.0 of adverse development in 1998. The changes were based upon CNA's continuous review of these types of exposures, as well as its internal study and annual analysis of environmental pollution and other mass tort claims. The 1999 analysis indicated favorable results in the number of new claims being reported in the other mass tort area. The 1998 analysis indicated deterioration in claim experience related mainly to pollution claims.

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

As of December 31, 1999 and 1998, CNA carried approximately $684.0 and $1,456.0, respectively, of claim and claim adjustment expense reserves, net of reinsurance recoverable, for reported and unreported asbestos-related claims. In 1999, CNA recorded $560.0 of adverse development compared to $243.0 of adverse development in 1998. The reserve strengthening in 1999 for asbestos-related claims was a result of management's continuous review of development with respect to these exposures, as well as a review of the results of CNA's annual analysis of these claims which was completed in conjunction with the study of environmental pollution and other mass tort claims. This analysis indicated continued deterioration in claim counts for asbestos-related claims.

The results of operations in future years may continue to be adversely affected by environmental pollution and other mass tort, and asbestos claims and claim adjustment expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.

The following table provides additional data related to CNA's environmental pollution, other mass tort and asbestos-related claim and claim adjustment expense reserves:


December 31                         1999                        1998
------------------------------------------------------------------------------

                         Environmental               Environmental
                         Pollution and               Pollution and
                        Other Mass Tort  Asbestos   Other Mass Tort  Asbestos
------------------------------------------------------------------------------

Gross reserves               $618.0      $ 946.0         $828.0      $1,547.0
Less ceded reserves          (155.0)      (262.0)         (41.0)        (91.0)
------------------------------------------------------------------------------
Net reserves                 $463.0      $ 684.0         $787.0      $1,456.0
==============================================================================

Other lines unfavorable claim and claim adjustment expense reserve development in 1999 of $551.0 was due to unfavorable loss development of approximately $540.0 for standard commercial lines, approximately $60.0 for medical malpractice, and approximately $70.0 for accident and health. These unfavorable changes were partially offset by favorable development of approximately $120.0 in non-medical professional liability and assumed reinsurance on older accident years. The unfavorable development in standard commercial lines was due to commercial automobile liability and workers' compensation losses being higher than expected in recent accident years. In addition, the number of claims reported for commercial multiple-peril liability claims from older accident years has not decreased as much as expected. The unfavorable development for medical malpractice was also due to losses being higher than expected for recent accident years. The accident and health unfavorable development is due to higher than expected claim reporting on assumed personal accident coverage in recent accident years.

Other lines favorable claim and claim adjustment expense reserve development for 1998 of $207.0 was due to favorable loss development of approximately $100.0 in commercial lines business and approximately $105.0 of favorable loss development in personal lines business. The favorable development in the commercial lines business was primarily attributable to improved frequency and severity in the commercial auto lines for older accident years, as well as some continued improvement in workers' compensation for older years. The favorable development in the personal lines business was attributable to improved trends, particularly in personal auto liability.

Note 8. Income Taxes -


Year Ended December 31                                 1999     1998     1997
------------------------------------------------------------------------------

Income taxes:
  Federal:
    Current                                          $ 17.2   $195.0   $372.2
    Deferred                                          180.0     51.8     59.3
  State, city and other:
    Current                                           134.8    115.1     65.4
    Deferred                                          (26.5)    (7.4)    (1.6)
------------------------------------------------------------------------------
Total                                                $305.5   $354.5   $495.3
==============================================================================

Deferred tax assets (liabilities) are as follows:


December 31                                                   1999       1998
------------------------------------------------------------------------------

Insurance revenues:
  Property and casualty claim reserves                    $1,057.8   $1,183.1
  Unearned premium reserves                                  334.7      371.7
  Life reserve differences                                   213.4      194.7
  Others                                                      26.9       26.9
Deferred policy acquisition costs                           (777.9)    (748.2)
Employee benefits                                            239.2      218.9
Property, plant and equipment                               (228.5)    (184.5)
Investments                                                  (28.0)      80.2
Restructuring costs                                            9.7       55.9
Tobacco litigation settlements                               253.6       70.4
Unrealized appreciation                                     (629.0)    (533.4)
Net operating loss carryforwards                             137.1
Accrued assessments and guarantees (a)                        72.1
Other-net                                                     92.8      136.9
------------------------------------------------------------------------------
Deferred tax assets-net                                   $  773.9   $  872.6
==============================================================================

(a) Effective January 1, 1999, in accordance with SOP 97-3, the Company recorded a cumulative effect adjustment to reflect a change in accounting principles as discussed in Note 1. This adjustment increased deferred tax assets by $95.4. During 1999, changes in the accrual for insurance-related assessments reduced the associated deferred tax asset by $23.3.

Gross deferred tax assets amounted to $3,195.6 and $2,953.4 and liabilities amounted to $2,421.7 and $2,080.8 for the years ended December 31, 1999 and 1998, respectively.

The Company has a history of profitability and as such, management believes it is more likely than not that the net deferred tax asset will be realized.

Total income tax expense for the years ended December 31, 1999, 1998 and 1997 was different than the amounts of $330.5, $377.1 and $557.6, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate as a percentage of income before income taxes and minority interest is as follows:


Year Ended December 31                                     1999   1998   1997
------------------------------------------------------------------------------

Statutory rate                                               35%    35%    35%
(Decrease) increase in income tax rate resulting from:
  Exempt interest and dividends received deduction           (9)    (9)    (6)
  State and city income taxes and other                       6      7      2
------------------------------------------------------------------------------
Effective income tax rate                                    32%    33%    31%
==============================================================================

At December 31, 1999, the Company has net operating losses for federal income tax purposes of approximately $390.0 which expire in years 2018 through 2019.

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

Under these agreements, CNA will receive or has received approximately $288.0 and $83.0 for 1999 and 1998, respectively, and has paid the Company approximately $210.0 for 1997, and Bulova will pay or has paid the Company approximately $6.3, $5.6 and $2.6 for 1999, 1998 and 1997, respectively. Each agreement may be canceled by either of the parties upon thirty days' written notice.

The Company's federal income tax returns have been examined and settled through 1994 and the years 1995 through 1997 are currently under examination. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the Consolidated Balance Sheet is believed to be adequate to cover any additional assessments which may be made by federal, state and local tax authorities and should not have a material effect on the financial condition or results of operations of the Company.

Note 9. Long-Term Debt-



                                        Unamortized                  Current
December 31, 1999         Principal       Discount      Net         Maturities
------------------------------------------------------------------------------

Loews Corporation         $2,325.0        $ 36.4       $2,288.6
CNA                        2,897.6          16.2        2,881.4       $ 3.0
Diamond Offshore             400.0           3.7          396.3
Other                        140.0                        140.0         1.9
------------------------------------------------------------------------------
Total                     $5,762.6        $ 56.3       $5,706.3       $ 4.9
==============================================================================


December 31                                                                     1999      1998
------------------------------------------------------------------------------------------------

Loews Corporation (Parent Company):
  Senior:
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $300)                                                       $300.0    $300.0
    8.9% debentures due 2011 (effective interest rate of 9.0%)
     (authorized, $175)                                                        175.0     175.0
    7.6% notes due 2023 (effective interest rate of 7.8%)
     (authorized, $300) (a)                                                    300.0     300.0
    7.0% notes due 2023 (effective interest rate of 7.2%)
     (authorized, $400) (b)                                                    400.0     400.0
  Subordinated:
    3.1% exchangeable subordinated notes due 2007
     (effective interest rate of 3.4%)
     (authorized, $1,150) (c)                                                1,150.0   1,150.0
CNA Financial Corporation:
  Senior:
    6.3% notes due 2003 (effective interest rate of 6.4%)
     (authorized, $250)                                                        250.0     250.0
    7.3% notes due 2003 (effective interest rate of 7.8%)
     (authorized, $150)                                                        145.5     150.0
    6.5% notes due 2005 (effective interest rate of 6.6%)
     (authorized, $500)                                                        500.0     500.0
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $250)                                                        250.0     250.0
    6.5% notes due 2008 (effective interest rate of 6.6%)
     (authorized, $150)                                                        150.0     150.0
    6.6% notes due 2008 (effective interest rate of 6.7%)
     (authorized, $200)                                                        200.0     200.0
    8.4% notes due 2012 (effective interest rate of 8.6%)
     (authorized, $100)                                                         82.2     100.0
    7.0% notes due 2018 (effective interest rate of 7.1%)
     (authorized, $150)                                                        150.0     150.0
    7.3% debentures due 2023 (effective interest rate of 7.3%)
     (authorized, $250)                                                        250.0     250.0
    8.3% notes due 1999                                                                  100.0
  Commercial Paper (weighted average yield 6.5% and 5.9%)                      675.0     500.0
  Bank revolving credit due 2001 (effective interest rate
   of 6.7% and 5.5%)                                                            77.0     235.0
  Revolving credit facility due 2002 (effective interest
   rate 6.5% and 5.6%)                                                         100.0     113.0
  Mortgage notes at 11%, due 2013                                                        157.5
  Other senior debt (effective interest rates approximate 7.9% and 8.1%)        67.9      72.3
Diamond Offshore Drilling, Inc.:
  3.8% convertible subordinated notes due 2007 (effective interest
   rate of 3.9%) (authorized, $400)(d)                                         400.0     400.0
Other senior debt, principally mortgages (effective interest
 rates approximate 8.1% and 8.4%)                                              140.0     124.6
------------------------------------------------------------------------------------------------
                                                                             5,762.6   6,027.4
Less unamortized discount                                                       56.3      60.7
------------------------------------------------------------------------------------------------
Long-term debt, less unamortized discount                                   $5,706.3  $5,966.7
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

CNA maintains a $795.0 revolving credit facility that expires in May 2001. The amount available is reduced by CNA's outstanding commercial paper. As of December 31, 1999, there was $43.0 of unused borrowing capacity under the facility. The interest rate on the bank loans was based on the London Interbank Offered Rate ("LIBOR"), plus 16 basis points. Additionally, there was an annual facility fee of 9 basis points on the entire facility. The average interest rate on the bank loans under the credit facility, excluding fees, at December 31, 1999 and 1998 was 6.7% and 5.5%, respectively.

The weighted average interest rate on commercial paper was 6.5% and 5.9% at December 31, 1999 and 1998, respectively. Generally, commercial paper has a weighted average maturity of 40 days.

To offset the variable rate characteristics of the facility and the interest rate risk associated with periodically reissuing commercial paper, CNA is party to interest rate swap agreements with several banks, which have an aggregate notional principal amount of $650.0 at both December 31, 1999 and 1998, and terminate from May 2000 to December 2000. These agreements require CNA to pay interest at a fixed rate, averaging 6.1% at both December 31, 1999 and 1998, in exchange for the receipt of the three month LIBOR. The effect of the interest rate swaps was to increase interest expense by approximately $4.0, $2.0 and $4.0 for the years ended December 31, 1999, 1998 and 1997, respectively.

The combined weighted average cost of borrowings, including fees for the facility, commercial paper borrowings and interest rate swaps was 6.5% and 6.4% at December 31, 1999 and 1998, respectively.

On February 15, 2000, Standard & Poor's lowered CNA's senior debt rating from A- to BBB and lowered CNA's preferred stock rating from BBB to BB+. As a result of these actions the facility fee payable on the aggregate amount of the Facility was increased to 12.5 basis points per annum and the interest rate on the Facility was increased to LIBOR plus 27.5 basis points.

On April 15, 1999, CNA retired $100.0 of its 8.3%  senior notes.

On August 2, 1999, CNA repaid its $157.5 11.0% Secured Mortgage Notes, due June 30, 2013. The gain realized on the transaction was not significant.

The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $4.9 in 2000, $761.9 in 2001, $119.5 in 2002,
$462.4 in 2003 and $7.4 in 2004.

Payment of dividends by insurance subsidiaries of CNA without prior regulatory approval is limited to certain formula-derived amounts. At December 31, 1999, approximately $4,791.5 of retained earnings was not available for dividends.

Note 10. Leases -

The Company's hotels in some instances are constructed on leased land. Other leases cover office facilities, computer and transportation equipment. Rent expense amounted to $94.0, $151.3 and $127.2 for the years ended December 31, 1999, 1998 and 1997, respectively. The table below presents the future minimum lease payments to be made under non-cancelable operating leases.


Year Ended December 31
------------------------------------------------------------------------------

2000                                                                   $165.0
2001                                                                    106.9
2002                                                                     93.8
2003                                                                     72.5
2004                                                                     49.8
Thereafter                                                              185.5
------------------------------------------------------------------------------
Total                                                                  $673.5
==============================================================================

Note 11. Shareholders' Equity and Earnings Per Share -

In addition to its common stock, the Company has authorized 100,000,000 shares of preferred stock, $.10 par value. Earnings per share are based on the weighted average number of shares outstanding during each year (108,533,368, 114,539,080 and 115,000,000 for the years ended December 31, 1999, 1998 and
1997, respectively).

The components of accumulated other comprehensive income (loss) are as follows:


                                            Unrealized                             Accumulated
                                              Gains                     Minimum        Other
                                            (Losses) On     Foreign     Pension    Comprehensive
                                            Investments    Currency    Liability   Income (Loss)
------------------------------------------------------------------------------------------------

Balance, December 31, 1996                    $ 202.8      $   30.8                   $   233.6
  Unrealized holding gains, net of tax
   of $174.9                                    343.6                                     343.6
  Adjustment for items included in net
   income, net of tax of $67.2                 (102.7)                                   (102.7)
  Foreign currency translation adjustment,
   net of tax of $4.1                                          14.4                        14.4
------------------------------------------------------------------------------------------------
Balance, December 31, 1997                      443.7          45.2                       488.9
  Unrealized holding gains, net of tax of
   $323.0                                       509.8                                     509.8
  Foreign currency translation adjustment,
   net of tax of $.6                                            6.0                         6.0
  Adjustment for items included in net income,
   net of tax of $77.9 and $4.5                (114.7)          8.4                      (106.3)
  Minimum pension liability adjustment, net
   of tax of $3.1                                                         $ (5.6)          (5.6)
------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      838.8          59.6         (5.6)         892.8
  Unrealized holding gains, net of tax
   of $250.8                                    381.1                                     381.1
  Adjustment for items included in net income,
   net of tax of $138.8                        (224.2)                                   (224.2)
  Foreign currency translation adjustment,
   net of tax of $.1                                          (35.1)                      (35.1)
  Minimum pension liability adjustment, net
   of tax of $1.1                                                            2.0            2.0
------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    $ 995.7      $   24.5       $ (3.6)     $ 1,016.6
================================================================================================

Note 12. Significant Transactions -

Personal Insurance Transaction

On October 1, 1999, certain subsidiaries of CNA completed a transaction with The Allstate Corporation ("Allstate"), whereby CNA's personal lines insurance business and related employees were transferred to Allstate. Approximately $1,100.0 of cash and $1,100.0 of additional assets (primarily premium receivables and deferred policy acquisition costs) were transferred to Allstate, and Allstate assumed $2,200.0 of claim and claim adjustment expense reserves. Additionally, CNA received $140.0 in cash which consisted of (i) $120.0 in ceding commission for the reinsurance of the CNA personal insurance business by Allstate, and (ii) $20.0 for an option exercisable during 2002 to purchase 100% of the common stock of five CNA insurance subsidiaries at a price equal to carrying value in accordance with generally accepted accounting principles as of the exercise date. Also, CNA invested $75.0 in a ten year equity-linked note issued by Allstate.

CNA will continue to write new and renewal personal insurance policies and to reinsure this business with Allstate companies, until such time as Allstate exercises its option to buy the five CNA subsidiaries. Prior to 2002, the Company will concentrate the direct writing of personal lines insurance business into the five optioned companies, such that most, if not all, business related to this transaction will be written by those companies by the date Allstate exercises its option. CNA continues to have primary liability on policies reinsured by Allstate.

CNA will continue to have an ongoing interest in the profitability of CNA's personal lines insurance business and the related successor business through an agreement licensing the "CNA Personal Insurance" trademark and a portion of CNA's Agency Market Operations distribution system to Allstate for use in Allstate's personal insurance agency business for a period of five years. Under this agreement, CNA will receive a royalty fee based on the business volume of personal insurance policies sold through the CNA agents for a period of six years. In addition, the $75.0 equity-linked note will be redeemed on September 30, 2009 (subject to earlier redemption on stated contingencies) for an amount equal to the face amount plus or minus an amount not exceeding $10.0, depending on the underwriting profitability of the CNA personal insurance business.

CNA also shares in any reserve development related to claim and claim adjustment expense reserves transferred to Allstate at the transaction date. Under the reserve development sharing agreement, 80% of any favorable or adverse reserve development up to $40.0 and 90% of any favorable or adverse reserve development in excess of $40.0 inure to CNA. CNA's obligation with respect to unallocated loss adjustment expense reserves was settled at the transaction date, and is therefore not subject to the reserve sharing arrangement.

The retroactive portion of the reinsurance transaction, consisting primarily of the transfer of claim and claim adjustment expense reserves approximating $1,000.0, was not recognized as reinsurance, because criteria for risk transfer was not met for this portion of the transaction. The related consideration paid was recorded as a deposit and is included in reinsurance receivables in the Consolidated Balance Sheets. The prospective portion of the transaction, which as of the transaction date consisted primarily of the cession of $1,100.0 of unearned premium reserves, has been recorded as reinsurance. The related consideration paid was recorded as prepaid reinsurance premiums. Premiums ceded after the transaction date will follow this same treatment. The $20.0 received from Allstate for the option to purchase the five CNA subsidiaries was deferred and will not be recognized until Allstate exercises its option, at which time it will be recorded in realized gains and losses.

CNA recognized an after tax realized loss of approximately $39.0 related to the transaction, consisting primarily of the accrual of lease obligations and the write-down of assets that related specifically to the Personal Insurance lines of business. The ceding commission related to the prospective portion of the transaction will be recognized in proportion to the recognition of the unearned premium reserve to which it relates. $51.0 of the ceding commission was earned in 1999. Royalty fees earned in 1999 were approximately $7.0.

The Personal Insurance lines transferred to Allstate contributed net earned premiums of $1,354.0, $1,622.0 and $1,607.0 and pre-tax operating income of $89.0, $97.0 and $237.0 for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, respectively.

Sale of AMS Services, Inc.

On November 30, 1999, CNA sold the majority of its interest in AMS Services, Inc. ("AMS"), a software development company serving the insurance agency market. Prior to the sale, CNA owned 89% of AMS and consolidated AMS in its financial statements. As a result of the sale, CNA owns 9% of AMS and therefore AMS is no longer consolidated. CNA recognized an after tax gain of $21.0 on the sale. Total assets of AMS as of the sale date were approximately $135.0. CNA's share of AMS' operating results were $206.0, $264.0 and $216.0 of operating revenue and $8.0, $28.0 and $10.0 of operating losses, for the eleven months ended November 30, 1999 and the years ended December 31, 1998 and 1997, respectively.

Note 13. Restructuring and Other Related Charges -

CNA finalized and approved a restructuring plan (the "Plan") in August 1998. In connection with the Plan, CNA incurred various expenses that were recorded in the third and fourth quarters of 1998 and throughout 1999. These restructuring and other related charges primarily related to the following activities: planned reductions in the workforce; the consolidation of certain processing centers; the exiting of certain businesses and facilities; the termination of lease obligations; and the writeoff of certain assets related to these activities. The Plan contemplates a gross reduction in workforce of 4,500 employees, resulting in a planned net reduction of approximately 2,400 employees. As of December 31, 1999, CNA had completed essentially all aspects of the Plan.

CNA accrued $220.0 of these restructuring and other related charges in the third quarter of 1998 (the "Initial Accrual"). Other charges such as parallel processing costs, relocation costs, and retention bonuses, did not qualify for accrual under generally accepted accounting principles and have been charged to expense as incurred ("Period Costs"). CNA incurred Period Costs of $83.0 and $26.0 during 1999 and the fourth quarter of 1998, respectively.

CNA incurred restructuring and other related charges of $246.0 in 1998 that were comprised of the Initial Accrual and fourth quarter Period Costs, and which included the following: (i) costs and benefits related to planned employee terminations of $98.0, of which $53.0 related to severance and outplacement costs, $24.0 related to other employee transition related costs and $21.0 related to benefit plan curtailment costs; (ii) writedown of certain assets to their fair value of $74.0, of which $59.0 related to a writedown of an intangible asset, and $15.0 of abandoned leasehold improvements and other related fixed assets associated with leases that were terminated as part of the restructuring plan; (iii) lease termination costs of $42.0; and (iv) losses incurred on the exiting of certain businesses of $32.0.

The 1998 restructuring and other related charges incurred by Agency Market Operations were approximately $96.0. These charges included employee severance and outplacement costs of $43.0 related to the planned net reduction in the workforce of approximately 1,200 employees. Lease termination costs of approximately $29.0 were incurred in connection with the consolidation of four regional offices into two zone offices and a reduction of the number of claim processing offices from 24 to 8. The Agency Market Operations charges also included benefit plan curtailment costs of $12.0, parallel processing charges of $7.0 and $5.0 of fixed asset writedowns. Through December 31, 1998, approximately 364 Agency Market Operations employees, the majority of whom were loss adjusters and office support staff.

The 1999 Period Costs incurred by Agency Market Operations were approximately $60.0. These charges included employee related expenses (outplacement, retention bonuses and relocation costs) of $23.0, parallel processing costs of $16.0 and consulting expenses of $10.0. Other charges, including technology and facility charges, were approximately $15.0. Additionally, Agency Market Operations reduced its estimate for lease termination costs by $4.0 during 1999. During 1999, approximately 1,000 Agency Market Operations employees, the majority of whom were office support staff, were released.

The 1998 restructuring and other related charges incurred by Risk Management were approximately

$88.0. These charges included lease termination costs associated with the consolidation of claim offices in 36 market territories of approximately $8.0. In addition, employee severance and outplacement costs relating to the planned net reduction in workforce of approximately 200 employees were approximately $10.0 and the writedown of fixed and intangible assets was approximately $64.0. Parallel processing and other charges were approximately $6.0. Through December 31, 1998, approximately 152 Risk Management employees had been released, the majority of whom were claims adjusters and office support staff.

The charges related to fixed and intangible assets were primarily due to a writedown of an intangible asset (goodwill) related to Alexsis, Inc., a wholly owned subsidiary acquired by CNA in 1995 that provided claims administration services for unrelated parties. As part of CNA's periodic reviews of asset recoverability and as a result of several adverse events, CNA concluded, based on an undiscounted cash flow analysis completed in the third quarter of 1998, that an impairment existed, and based on a discounted cash flow analysis, that a $59.0 writeoff was necessary. The adverse events contributing to this conclusion included operating losses from the business, the loss of several significant customers whose business volume with this operation constituted a large portion of the revenue base, and substantial changes in the overall market demand for the services offered by this operation which, in turn, had negative effects on the prospects for achieving the profitability levels necessary to recover the intangible asset.

The 1999 Period Costs incurred by Risk Management were approximately $10.0. These charges included employee related expenses of $3.0 and parallel processing charges of $3.0. Other charges, including consulting and facility charges, were approximately $7.0. Additionally, Risk Management reduced its estimate for lease termination costs by $2.0 and its estimate of employee severance costs by $1.0 during 1999. During 1999, approximately 136 Risk Management employees were released, the majority of whom were claims adjusters and office support staff.

The 1998 restructuring and other related charges incurred by Group Operations were approximately $39.0. These charges included approximately $29.0 of costs related to CNA's decision to exit the Employer Health and Affinity lines of business. These costs represent CNA's estimate of losses in connection with fulfilling the remaining obligations under contracts. Earned premiums for these lines of business were approximately $400.0 in 1998. The 1998 charges also included employee severance and outplacement costs of approximately $7.0 related to the planned net reduction in workforce of approximately 400 employees. Charges for lease termination costs and fixed asset writedowns were $3.0. Through December 31, 1998, approximately 56 Group Operations employees had been released. The majority of the released employees were claims adjusters and sales support staff.

The 1999 Period Costs incurred by Group Operations were approximately $5.0. These charges include $7.0 of employee severance and related charges. Additionally, Group Operations reduced its estimate for business exit costs by $2.0 during 1999. During 1999, approximately 300 Group Operations employees were released, the majority of whom were claims adjusters and sales support staff.

For the other segments of CNA, restructuring and other related charges were approximately $23.0 in 1998. Charges, related primarily to the closing of leased facilities, were $3.0 and employee severance and outplacement costs related to planned net reductions of 600 employees in the current workforce and benefit costs associated with those reductions were $13.0. In addition, there were charges of $4.0 related to the writedown of certain assets and $3.0 related to the exiting of certain businesses. Through December 31, 1998, approximately 270 employees of these other segments, most of whom were underwriters and office support staff, had been released.
For the other segments of CNA, Period Costs were approximately $8.0 for 1999. These charges were primarily for employee termination related costs. Through December 31, 1999, approximately 600 employees of these other segments, most of whom were underwriters and office support staff, had been released.

The following table sets forth the major categories of the Initial Accrual and the activity in the accrual during 1998 and 1999:



                                        Employee
                                       Termination                  Lease
                                       and Related    Writedown  Termination  Business
                                      Benefit Costs   of Assets     Costs     Exit Costs  Total
------------------------------------------------------------------------------------------------

Initial Accrual                          $ 72.0        $ 74.0      $42.0       $ 32.0    $220.0
Payments charged against liability        (14.0)                                          (14.0)
Costs that did not require cash           (21.0)        (74.0)                            (95.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 1998         37.0                     42.0         32.0     111.0
 Payments charged against liability       (32.0)                    (9.0)       (15.0)    (56.0)
 Reduction in estimated costs              (1.0)                    (6.0)        (2.0)     (9.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 1999       $  4.0                    $27.0       $ 15.0    $ 46.0
================================================================================================

Note 14. Benefit Plans -

Pension Plans - The Company has several non-contributory defined benefit plans for eligible employees. The benefits for certain plans which cover salaried employees and certain union employees are based on formulas which include, among others, years of service and average pay. The benefits for one plan which covers union workers under various union contracts and certain salaried employees are based on years of service multiplied by a stated amount.

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

The Company's funding policy is to make contributions in accordance with applicable government regulatory requirements. The assets of the plans are invested primarily in interest-bearing obligations and for one plan with an insurance subsidiary of CNA, in its Separate Account business.

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

In 1999, CNA recorded curtailment and other related charges of approximately $8.0 related to the transfer of personal lines insurance business to Allstate as discussed in Note 12. This transaction resulted in a reduction of the pension and postretirement benefit obligations of $44.0 and $2.0, respectively.

In 1999, CNA amended certain plans to change, among other things, early retirement eligibility and the level of employer contributions. These actions resulted in a reduction in pension and postretirement benefit obligations of approximately $10.0 and $48.0, respectively.

In 1998, CNA amended the Continental postretirement plan changing the benefits available to Continental retirees to be equivalent to the benefits available to CNA retirees. As a result of this amendment, CNA's postretirement benefit obligation was reduced by $99.0.

In 1998, CNA recorded curtailment charges of approximately $19.0 related to its restructuring activities as discussed in Note 13. These curtailments resulted in the reduction of the pension and postretirement benefit obligations of $88.0 and $34.0, respectively.

The weighted average rates used in the actuarial assumptions were:


                                 Pension Benefits                 Other Postretirement Benefits
                      ---------------------------------------  ---------------------------------
Year Ended December 31       1999          1998         1997           1999   1998         1997
------------------------------------------------------------------------------------------------

Discount rate         7.8% to 8.0%          6.8%  7.0% to 7.3% 7.8% to 8.0%   6.8%  7.0% to 7.3%
Expected return
 on plan assets       6.8% to 8.0%          7.0%          7.5%
Rate of compensation
 increase             5.5% to 5.7%  5.5% to 5.7%  5.5% to 5.7%
------------------------------------------------------------------------------------------------

Net periodic benefit cost components:

                                                               Other
                                 Pension Benefits      Postretirement Benefits
                               ----------------------  -----------------------

Year Ended December 31           1999    1998    1997    1999    1998    1997
------------------------------------------------------------------------------

Service cost-benefits earned  $  79.6 $  72.6 $  67.3  $ 14.8  $ 14.7   $14.5
Interest cost                   180.9   175.7   167.4    31.4    37.7    37.7
Expected return on plan assets (145.3) (141.9) (142.0)
Amortization of unrecognized
 net asset                        5.6     3.6      .6
Amortization of unrecognized
 net loss (gain)                 11.9     7.4     8.5    (3.4)   (5.9)   (4.4)
Amortization of unrecognized
 prior service cost               9.9    14.2    13.5   (14.3)   (5.0)     .7
Curtailment loss                  8.0    17.0                     2.0
------------------------------------------------------------------------------
Net periodic benefit cost     $ 150.6 $ 148.6 $ 115.3  $ 28.5  $ 43.5   $48.5
==============================================================================

For measurement purposes, a trend rate for covered costs from 8.0% to 9.0% pre-65 and 8.3% post-65, was used. These trend rates are expected to decrease gradually to an ultimate rate from 6.0% to 4.8% at rates from 0.5% to 0.3% per annum. The health care cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase (or decrease) in the assumed health care cost trend rate of 1% would increase (or decrease) the postretirement benefit obligation as of December 31, 1999 by $21.9 (or $20.2) and the total of service and interest cost components of net periodic postretirement benefit cost for 1999 by $3.0 (or $2.9).

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were $1,940.2, $1,617.8 and $1,539.0, respectively, at December 31, 1999 and $2,323.3, $1,983.7 and $1,746.1, respectively, at
December 31, 1998.

Savings Plans - The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salary. Matching contributions are made up to specified percentages of employees' contributions. The contributions by the Company and its subsidiaries to these plans amounted to $33.6, $34.4 and $29.1 for the years ended December 31, 1999, 1998 and 1997, respectively.

The following provides a reconciliation of benefit obligations:


                                                         Other Postretirement
                                  Pension Benefits              Benefits
                                --------------------     ---------------------
                                     1999       1998           1999      1998
------------------------------------------------------------------------------

Change in benefit obligation:
Benefit obligation at
 January 1                       $2,677.4    $2,512.8       $ 465.8   $ 521.9
Service cost                         79.6        72.6          14.8      14.7
Interest cost                       180.9       175.7          31.4      37.7
Plan participants' contribution                                 7.4       8.6
Amendments                            (.4)         .5         (48.0)   (102.7)
Actuarial (gain) loss              (214.2)      142.1         (11.9)     64.2
Benefits paid from plan assets     (146.3)     (138.3)        (45.6)    (44.6)
Curtailment                         (44.0)      (88.0)         (2.0)    (34.0)
------------------------------------------------------------------------------
Benefit obligation at
 December 31                      2,533.0     2,677.4         411.9     465.8
------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets
 at January 1                     2,107.8     1,966.1
Actual return on plan assets        (27.3)      161.9
Company contributions               170.7       118.1          38.2      36.0
Plan participants' contribution                                 7.4       8.6
Benefits paid from plan assets     (146.3)     (138.3)        (45.6)    (44.6)
------------------------------------------------------------------------------
Fair value of plan assets at
 December 31                      2,104.9     2,107.8
------------------------------------------------------------------------------

Benefit obligation over plan
 assets                            (428.1)     (569.6)       (411.9)   (465.8)
Unrecognized net actuarial
 loss                               257.7       360.6         (48.8)    (38.2)
Unrecognized prior service
 cost (benefit)                      67.4        82.7        (141.2)   (107.5)
Unrecognized net obligation           6.2        11.8
------------------------------------------------------------------------------
Accrued benefit cost             $  (96.8)   $ (114.5)      $(601.9)  $(611.5)
==============================================================================

Amounts recognized in the
 Consolidated Balance
 Sheets consist of:
Prepaid benefit cost             $   85.7    $   94.5
Accrued benefit liability          (188.3)     (218.0)      $(601.9)  $(611.5)
Intangible asset                       .2          .3
Accumulated other
 comprehensive income                 5.6         8.7
------------------------------------------------------------------------------
Net amount recognized            $  (96.8)   $ (114.5)      $(601.9)  $(611.5)
==============================================================================


Note 15. Gains on Issuance of Subsidiaries' Stock -

In September 1997, a subsidiary of CNA merged with Capsure Holdings Corp. to form a new company, CNA Surety Corporation. CNA owns approximately 61% of the outstanding shares on a fully diluted basis. As a result of this transaction, the Company recognized a gain of $95.2 ($52.2 after provision for deferred taxes and minority interest) from issuance of its subsidiary's common stock.

In April 1997, Diamond Offshore Drilling, Inc., ("Diamond Offshore") completed a public offering of 2.5 million shares of its common stock for net proceeds of approximately $82.3. Diamond Offshore used these funds to acquire the Polyconfidence, a semisubmersible accommodation vessel for approximately $81.0. As a result of the public offering, the Company's ownership interest in Diamond Offshore declined to 50.3% and the Company recorded a pre-tax gain of approximately $29.1 ($18.9 after provision for deferred taxes).

Note 16. Quarterly Financial Data (Unaudited) -


1999 Quarter Ended                   Dec. 31   Sept. 30    June 30   March 31
------------------------------------------------------------------------------

Total revenues                      $4,859.2   $5,430.5   $5,670.6   $5,504.9
(Loss) income before cumulative
 effect of changes in accounting
 principles                           (207.8)     271.3      254.3      203.3
Per share                              (1.97)      2.52       2.33       1.82
Net (loss) income                     (207.8)     271.3      254.3       45.4
Per share                              (1.97)      2.52       2.33        .41

1998 Quarter Ended                   Dec. 31   Sept. 30    June 30   March 31
------------------------------------------------------------------------------

Total revenues                      $5,040.0   $5,992.7   $5,441.8   $4,821.5
Net (loss) income                     (315.8)     617.1      247.2      (83.7)
Per share                              (2.78)      5.38       2.15       (.73)
------------------------------------------------------------------------------

Note 17. Reinsurance -


The effects of reinsurance on earned premiums are as follows:

                                     Direct     Assumed    Ceded        Net
------------------------------------------------------------------------------

Year Ended December 31, 1999

Property and casualty              $ 9,158.0  $ 1,816.0  $ 2,199.0  $ 8,775.0
Accident and health                  3,725.0      198.0      397.0    3,526.0
Life                                 1,174.0      222.0      420.0      976.0
------------------------------------------------------------------------------
Total                              $14,057.0  $ 2,236.0  $ 3,016.0  $13,277.0
==============================================================================



                                     Direct     Assumed    Ceded         Net
------------------------------------------------------------------------------

Year Ended December 31, 1998

Property and casualty              $ 8,327.0  $ 1,549.0  $   897.0  $ 8,979.0
Accident and health                  3,739.0      176.0      256.0    3,659.0
Life                                 1,014.0      159.0      281.0      892.0
------------------------------------------------------------------------------
Total                              $13,080.0  $ 1,884.0  $ 1,434.0  $13,530.0
==============================================================================

Year Ended December 31, 1997

Property and casualty              $ 8,528.0  $ 1,101.0  $   612.0  $ 9,017.0
Accident and health                  3,719.0      259.0      280.0    3,698.0
Life                                   908.0      128.0      131.0      905.0
------------------------------------------------------------------------------
Total                              $13,155.0   $1,488.0   $1,023.0  $13,620.0
==============================================================================

Written premiums were $12,290.0, $13,823.0 and $13,620.0 at December 31, 1999,
1998 and 1997, respectively. The ceding of insurance does not discharge the primary liability of CNA. CNA places reinsurance with carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claims settlement practices. Further, CNA generally requires collateral, primarily in the form of bank letters of credit, from carriers that are not authorized reinsurers in CNA's states of domicile. Such collateral was approximately $1,191.0 and $774.0 at December 31, 1999 and 1998, respectively. CNA's largest recoverables from reinsurers, including prepaid reinsurance premiums, were approximately $788.0 and $510.0 at December 31, 1999, and were with Allstate and Lloyds of London, respectively.

Insurance claims and policyholders' benefits are net of reinsurance recoveries of $3,272.0, $994.0 and $1,309.0 for the years ended December 31, 1999, 1998 and 1997, respectively.

In the above tables, life premiums are primarily from long duration contracts, property and casualty premiums, and accident and health premiums are primarily from short duration contracts.

Note 18. Legal Proceedings and Contingent Liabilities -

INSURANCE RELATED

Fibreboard Corporation Litigation - An agreement between Continental Casualty Company ("Casualty"), Pacific Indemnity and Fibreboard Corporation ("Fibreboard") (the "Trilateral Agreement") has obtained final court approval and its implementation has substantially resolved Casualty's exposure with respect to asbestos claims involving Fibreboard. The Trilateral Agreement calls for payment by Casualty and Pacific Indemnity of an aggregate $2,000.0, of which Casualty's portion is approximately $1,460.0, to Fibreboard to resolve (i) all claims by Fibreboard and (ii) all filed but unsettled asbestos claims as of August 23, 1993, and all future asbestos claims against Fibreboard. Casualty has paid all amounts required under this obligation of the Trilateral Agreement. Casualty is also obligated to pay asbestos claims settled as of August 23, 1993.
Through December 31, 1999, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 133,000 claims, for an esti-

mated settlement amount of approximately $1,630.0 plus any applicable interest. Approximately $1,720.0 (including interest of approximately $184.0) was paid by Casualty through December 31, 1999. Such payments have been partially recovered from Pacific Indemnity.

While there does exist the possibility of further adverse developments with respect to Fibreboard claims, management does not anticipate subsequent reserve adjustments, if any, to materially affect the equity of the Company. Management will continue to monitor the potential liabilities with respect to Fibreboard asbestos claims and will make adjustments to claim reserves if warranted.

TOBACCO LITIGATION - Three insurance subsidiaries of CNA are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. ("Liggett"). Although it did not issue policies to Liggett, CNA also has been named as a defendant in this lawsuit which was filed by Liggett and Brooke Group Holding Inc. in Delaware Superior Court, New Castle County on January 26, 2000. The lawsuit, which involves numerous insurers, concern coverage issues relating to hundreds of tobacco-related claims asserted against Liggett over the past twenty years. However, Liggett only began submitting claims for coverage under the policies in January 2000. All of the policies issued by subsidiaries of CNA that have been located to date contain exclusions for tobacco-related claims. Based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigations should not materially affect the financial condition of CNA.

IGI CONTINGENCY - In 1997, CNA Reinsurance Company Limited ("CNA Re Ltd.") entered into an arrangement with IOA Global, Ltd. ("IOA"), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. ("IGI"), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Over the past three years, IGI bound CNA Re Ltd. on a number of reinsurance arrangements with respect to personal accident insurance worldwide (the "IGI Program"). Under various arrangements CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters ("AAHRU") Facility. CNA's Group Health business unit participated as a pool member in the AAHRU Facility in varying percentages over the past three years.

CNA has undertaken a review of the IGI Program and, among other things, has determined that approximately $20.0 of premium was assumed by CNA Re Ltd. with respect to United States workers' compensation "carve out" insurance. CNA is aware that a number of reinsurers with respect to such "carve out" insurance have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA's liability will also be reduced. Moreover, based on information known at this time, CNA reasonably believes it has strong grounds for avoiding altogether a substantial portion of its carve out exposure through legal action.

As noted, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program. Although CNA believes it has valid and enforceable reinsurance contracts with the AAHRU Facility and other reinsurers with respect to United States workers' compensation carve out business, it is unable to predict to what extent such reinsurers would dispute their liabilities to CNA. Legal actions could result, and the resolution of any such actions could take years.

CNA has a reserve of $50.0 as of December 31, 1999 with respect to the United States workers' compensation carve out exposure it incurred through the IGI Program. These reserves were established net of estimated recoveries from retrocessionaires and the estimate of ultimate losses is subject to considerable uncertainty. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such future reserve additions will be material to equity.

TOBACCO RELATED

Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products. Approximately 1,225 product liability cases are pending against U.S. cigarette manufacturers, including approximately 500 cases filed by flight attendants alleging injury from exposure to environmental tobacco smoke in the aircraft cabin. Of these 1,225 cases, Lorillard is a defendant in approximately 825, including each of the flight attendant cases filed and served to date.

Tobacco litigation includes various types of claims. In these actions, plaintiffs claim substantial compensatory, statutory and punitive damages, as well as equitable and injunctive relief, in amounts ranging into the billions of dollars. These claims are based on a number of legal theories including, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, violation of consumer protection statutes, violation of anti-trust statutes, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products.

Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects claimed to have resulted from an individual's use of cigarettes, addiction to smoking, or exposure to environmental tobacco smoke ("Conventional Product Liability Cases"). Approximately 715 such actions are pending against Lorillard. In other cases, plaintiffs have brought claims as class actions on behalf of large numbers of individuals for damages allegedly caused by smoking ("Class Actions"). Approximately 40 such cases are pending against Lorillard. In some cases, plaintiffs are governmental entities or entities such as labor unions, private companies, Indian Tribes, or private citizens suing on behalf of taxpayers. Plaintiffs in these cases seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages ("Reimbursement Cases"). Approximately 55 such cases are pending, including suits brought by the U.S. federal government and the governments of several foreign nations. There also are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers ("Claims for Contribution"). Approximately eight such actions are pending against Lorillard, and a ninth case has been served on some of the defendants but not Lorillard.

In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases"); approximately 25 such actions are pending.

SETTLEMENT OF STATE REIMBURSEMENT LITIGATION

On November 23, 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the "Original Participating Manufacturers") entered into a Master Settlement Agreement (the "Master Settlement Agreement") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states. The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas, and Minnesota (together with the Master Settlement Agreement, the "State Settlement Agreements").

The Master Settlement Agreement is subject to final judicial approval in each of the Settling States. In the Company's opinion, final judicial approval has been achieved in each of the Settling States, and a condition known as "State-Specific Finality" has been achieved in 47 of the 52 Settling States. The Master Settlement Agreement provides that it is not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and was entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

Lorillard recorded pre-tax charges of $1,065.8, $579.0 and $198.8 for the years ended December 31, 1999, 1998 and 1997, respectively, to account for its obligations under the State Settlement Agreements. The 1998 and 1997 charges represent Lorillard's share of all fixed and determinable portions of its obligations under the tobacco settlements. For periods subsequent to December 31, 1998, Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

The State Settlement Agreements require that the domestic tobacco industry make annual payments in the following amounts, subject to adjustment for several factors, including inflation, market share and industry volume: 2000, $9,200.0; 2001, $9,900.0; 2002, $11,300.0; 2003, $10,900.0; 2004 through 2007,
$8,400.0; and thereafter, $9,400.0. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500.0, as well as additional amounts as follows: 2000, $416.0; and 2001 through 2003, $250.0. These payment obligations are the several and not joint obligations of each settling defendant.

The State Settlement Agreements also include provisions relating to significant advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to tobacco control and underage use laws, and other provisions.

The Original Participating Manufacturers have also, as part of the Master Settlement Agreement, committed to work cooperatively with the tobacco grower community to address concerns about the potential adverse economic impact on that community. On January 21, 1999, the Original Participating Manufacturers reached an agreement in principle to establish a $5,150.0 trust fund payable over 12 years to compensate the tobacco growing communities in 11 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris will pay more than its market share in the first year of the agreement but will have its payment obligations reduced in years 11 and 12 to make up for the overpayment. Lorillard's payments under the agreement will total approximately $515.0. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and for the effect of any new increases in state or federal excise taxes on tobacco products which benefits the growing community.

The Company believes that the State Settlement Agreements will materially adversely affect its cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the full price and discount segments, Lorillard's share of the domestic full price and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to the State Settlement Agreements. Almost all domestic manufacturers have agreed to become subject to the terms of the Master Settlement Agreement.

CONVENTIONAL PRODUCT LIABILITY CASES- There are approximately 1,120 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Approximately 500 of the cases have been filed by flight attendants purportedly injured by their exposure to environmental tobacco smoke in the aircraft cabin. Lorillard is a defendant in approximately 715 of these cases, including each of the approximately 500 flight attendant cases. The Company is a defendant in eight of the cases filed by individuals, although five of them have not been served. The Company is not named as a defendant in any of the flight attendant cases served to date.

Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages.

During 1998 and 1999, a total of eight trials were held involving eleven cases filed by individual plaintiffs. Lorillard and the Company were defendants in one of the cases and Lorillard was a defendant in a second case. Juries returned verdicts in favor of the defendants in the cases tried against Lorillard and the Company. In the nine remaining cases, verdicts were returned in favor of the defendants in six of the matters. Juries found in plaintiffs' favor in the remaining three cases. In these three verdicts, juries awarded plaintiffs a total of $132.8 in actual damages and punitive damages. One of the three verdicts in favor of plaintiffs has been vacated on appeal. In the two remaining cases, the courts have reduced the verdicts to a total of $59.4. Appeals are pending in both of these actions. Trial is currently underway in one case brought by individuals. Neither the Company nor Lorillard is a defendant in that matter.

CLASS ACTIONS - There are 60 purported class actions pending against cigarette manufacturers and other defendants. Lorillard is a defendant in 40 of the 60 cases seeking class certification. The Company is a defendant in 12 of the purported class actions in which Lorillard is a defendant. Many of the purported class actions are in the pre-trial, discovery stage. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One case seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations.

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

Trial began during July 1998 in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). The trial court has granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who suffered injury or have died from medical conditions allegedly caused by their addiction to cigarettes containing nicotine. Plaintiffs seek actual damages and punitive damages estimated to be in the billions of dollars. Plaintiffs also seek equitable relief including, but not limited to, a fund to enable Florida smokers' medical condition to be monitored for future health care costs, attorneys' fees and court costs.

The case is being tried in three phases. The first phase involved consideration of certain issues "common" to the members of the class and their asserted causes of action.

On July 7, 1999, the jury returned a verdict against defendants at the conclusion of the first phase. The jury found, among other things, that cigarette smoking is addictive and causes lung cancer and a variety of other diseases, that the defendants concealed information about the health risks of smoking, and that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The verdict permitted the trial to proceed to a second phase. The jury was not asked to award damages in the Phase One verdict.

Phase Two of the trial began on November 1, 1999 and is proceeding before the same jury which returned the verdict in Phase One. In the first part of Phase Two, the jury will determine issues of specific causation, reliance, affirmative defenses, and other individual-specific issues related to the claims of three named plaintiffs and their entitlement to damages, if any.

If the jury returns a verdict in favor of any of the three named plaintiffs and awards compensatory damages, then the trial would proceed to the second part of Phase Two, which would involve a determination of punitive damages. By order dated July 30, 1999 and supplemented on August 2, 1999 (together, the "order"), the trial judge amended the trial plan in respect to the manner of determining punitive damages. The order provides that the jury will determine punitive damages, if any, on a lump-sum dollar amount basis for the entire qualified class. The Third District of the Florida Court of Appeal rejected defendants' appeals from these rulings, and the Florida Supreme Court declined to review the orders at this time.

It is unclear how the order will be implemented. The August 2, 1999 order provides that the lump-sum punitive damage amount, if any, will be allocated equally to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, a process that could take years to conclude. Lorillard does not believe that an adverse class-wide punitive damage award in Phase Two would permit entry of a judgment at that time that would require the posting of a bond to stay its execution pending appeal or that any party would be entitled to execute on such a judgment in the absence of a bond. However, in a worst case scenario, it is possible that a judgment for punitive damages could be entered in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. Lorillard believes that such a result would be unconstitutional and would also violate Florida law. Lorillard intends to take all appropriate steps to seek to prevent this worst case scenario from occurring and believes these efforts should be successful.

Pursuant to the trial plan, Phase Three would address potentially hundreds of thousands of other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

Lorillard remains of the view that the Engle case should not have been certified as a class action. That certification is inconsistent with the overwhelming majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard intends to challenge the class certification, as well as other numerous reversible errors that it believes occurred during the trial to date, at the earliest time that an appeal of these issues is appropriate under Florida law. Lorillard believes that an appeal of these issues on the merits should prevail.

On October 10, 1997, the parties to Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke, executed a settlement agreement which was approved by the court on February 3, 1998. Pursuant to the settlement agreement, among other things, Lorillard has agreed to pay approximately $30.0 to create and endow a research institute to study diseases associated with cigarette smoke. In addition, the settlement agreement permits the plaintiff class members to file individual suits, but they may not seek punitive damages for injuries that arose prior to January 15, 1997. To date, approximately 500 such suits have been filed and served on U.S. cigarette manufacturers, including Lorillard.

REIMBURSEMENT CASES - Suits brought by 46 state governments and six other governmental entities have been resolved or are expected to be resolved by the Master Settlement Agreement. In addition to these, approximately 55 other suits are pending, comprised of cases brought by the U.S. federal government, unions, Indian tribes, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including injunctive relief, indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in most such actions. The Company is named as a defendant in 13 of them, although two of the cases have not been served.

U.S. Federal Government Action - The federal government of the United States filed a reimbursement suit on September 22, 1999 in federal court in the District of Columbia against Lorillard, other U.S. cigarette manufacturers, some parent companies (but not the Company) and two trade associations. Plaintiff asserts claims under the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act. The government alleges in the complaint that it has incurred costs of more than $20,000.0 annually in providing health care costs under certain federal programs, including Medicare, military and veterans' benefits programs, and the Federal Employee Health Benefits Program. The federal government seeks to recover an unspecified amount of health care costs, and various types of declaratory relief, including disgorgement, injunctive relief and declaratory relief that defendants are liable for the government's future costs of providing health care resulting from the defendants' alleged wrongful conduct. On December 27, 1999, defendants filed a motion to dismiss all claims.

State or Local Governmental Reimbursement Cases - The Master Settlement Agreement has resolved or is expected to resolve the cases filed by 46 state governments and six other governmental entities. Since January 1, 1997, cases brought by four state governments, Florida, Minnesota, Mississippi and Texas, were settled in separate agreements. Lorillard was a defendant in each of the 46 cases filed by state governments and in the six cases brought by other governmental entities, as well as in the four cases governed by the separate settlement agreements. Seven local governments also have filed suit against cigarette manufacturers, although the Master Settlement Agreement purportedly resolves those actions.

Private Citizens Reimbursement Cases - There are four suits pending in which plaintiffs are private citizens. In three of the cases, plaintiffs are private citizens who have filed suit on behalf of taxpayers of their respective states, although governmental entities filed reimbursement suits in the states. The Company is a defendant in two of the pending private citizen reimbursement cases. Lorillard is a defendant in each of the cases. Three of the cases are in the pre-trial, discovery stage. One of the matters is on appeal from a final judgment entered by the trial court in favor of the defendants.

Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by the nations of Bolivia, Ecuador, Guatemala, Nicaragua, Panama, Thailand, Venezuela and Ukraine, as well as by the Brazilian States of Goias, Rio de Janeiro and Sao Paolo. Lorillard is a defendant in the cases filed by Bolivia, Ecuador, Ukraine, Venezuela and the three Brazilian states. The Company is a defendant in the cases filed by Bolivia, Ukraine and Venezuela, as well as those filed by the three Brazilian states, although the Company has not received service of process of the cases filed by the State of Sao Paolo, Brazil, or Venezuela. None of the defendants have received service of process to date of the case filed by Ecuador. The suit filed by Thailand has been voluntarily dismissed by the plaintiffs. In 1977, Lorillard sold its major trademarks outside of the United States and the international sales business in cigarettes associated with those brands. Performance by Lorillard of obligations under the 1977 agreement was guaranteed by the Company. Lorillard and the Company have received notice from Brown & Williamson Tobacco Corporation, which claims to be a successor to the purchaser, that indemnity will be sought under certain indemnification provisions of the 1977 agreement with respect to suits brought by various of the foregoing foreign jurisdictions, concerning periods prior to June 1977 and during portions of 1978.

Reimbursement Cases by Indian Tribes - Indian Tribes have filed eleven reimbursement suits. Most of these cases have been filed in tribal courts. Four of the eleven cases have been dismissed. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

Reimbursement Cases Filed By Private Companies - Private companies have filed six reimbursement suits against cigarette manufacturers, two of such cases, brought by self insured employers, have been terminated. Three of the six suits filed to date have been brought by various Blue Cross and/or Blue Shield entities, while another case was brought by a health maintenance organization. The plaintiffs in two of the cases filed by Blue Cross entities have noticed appeals from orders by their trial courts that dismissed the cases. Lorillard has been named as a defendant in each of the six cases filed to date by private companies. The Company has not been named as a defendant in any of the actions filed to date by private companies. Two of the cases are in the pre-trial, discovery stage, and both are scheduled for trial during 2000.

Reimbursement Cases by Labor Unions - Approximately 30 reimbursement suits are pending in various federal or state courts in which the plaintiffs are labor unions, their trustees or their trust funds. Lorillard is a defendant in each of these suits. The Company is named as a defendant in three of them. Nine of the approximately 30 cases are on appeal from final judgments entered in defendants' favor by the trial courts. The Second, Third, Fifth, Seventh and Ninth Circuit Courts of Appeal have affirmed various rulings entered by trial courts that dismissed several of the labor union actions, and the U.S. Supreme Court has denied petitions for writ of certiorari that sought review of some of these decisions. Each of the remaining cases is in the pre-trial, discovery stage. Trial is scheduled to be held during 2000 in one of the cases.

On March 18, 1999, the jury in Iron Workers Local Union No. 17 Insurance Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Ohio, Eastern Division, filed May 20, 1997) returned a verdict in favor of the defendants, which included Lorillard, on all counts of plaintiffs' complaint. The trial was the first against cigarette manufacturers in a case filed by union trust funds. During pre-trial proceedings, the court granted plaintiffs' motion for class certification on behalf of funds in Ohio established under the Taft-Hartley Act. Plaintiffs have voluntarily dismissed the appeal they noticed following the verdict.

In addition to the reimbursement cases, some suits have been filed contesting the Master Settlement Agreement. Certain other actions have been filed in which plaintiffs seek to intervene in cases governed by the Master Settlement Agreement in order to achieve a different distribution of the funds allocated by the Master Settlement Agreement to the respective states.

CONTRIBUTION CLAIMS - In addition to the foregoing cases, nine cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action, although it has not received service of process of one of them. The Company is named as a defendant in four of the cases, although it has not received service of process of one of the actions. Each of these cases is in the pre-trial, discovery stage. Trial is scheduled to be held during 2000 in three of the cases.

FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 25 such cases are pending in federal and state courts. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Trials have been held in 13 such cases. Two such trials were held in 1999 and one trial was held in 2000. Juries have returned verdicts in favor of Lorillard in 10 of the 13 trials. Three verdicts have been returned in plaintiffs' favor, including in one of the cases tried during 1999. In the 1999 trial, plaintiffs were awarded $2.2 in actual damages. Lorillard has noticed an appeal from this verdict.

CALIFORNIA BUSINESS AND PROFESSIONS CODE CASES - Two California cities, Los Angeles and San Jose, suing on behalf of the People of the State of California, have filed suits alleging cigarette manufacturers, including Lorillard, have violated a California statute, commonly known as "Proposition 65," by failing to warn California residents of the health risks of environmental tobacco smoke. Plaintiffs in both suits further allege defendants violated certain provisions of the California Business and Professions Code. Two other cases that make similar allegations against manufacturers of other types of tobacco products have been filed. The four suits have been transferred to a coordinated proceeding in the Superior Court of San Diego County, California. The court has entered an order dismissing the "Proposition 65" claims but certain causes of action remain pending. The four cases are set for trial on June 2, 2000.

OTHER TOBACCO-RELATED LITIGATION

Antitrust Cases

Wholesalers and Direct Purchasers Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, have been named as defendants in four separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1988 in violation of the Sherman Act. The action seeks certification of a class including all domestic and international wholesalers similarly affected by such alleged conduct, and seeks damages, injunctive relief and attorneys' fees.
Twenty-five suits in various state courts have also been filed alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits.

Tobacco Growers Case - A purported class action on behalf of tobacco growers and quota holders has been filed against the major U.S. cigarette manufacturers, their parent companies (including the Company) and other affiliated entities in which the plaintiffs allege the defendants conspired through the Master Settlement Agreement and other related activities to displace the tobacco quota and price support system that is administered by the federal government; that the defendants misled plaintiffs into supporting their legislative and settlement positions; and that the defendants violated their fiduciary obligation to represent plaintiffs' interests.

DEFENSES - Lorillard believes that it has a number of defenses to pending cases and Lorillard will continue to maintain a vigorous defense in all such litigation. These defenses, where applicable, include, among others, pre-

emption, statutes of limitations or repose, assumption of the risk, comparative fault, the lack of proximate causation, the lack of any defect in the product alleged by a plaintiff, defenses based upon the Master Settlement Agreement and defenses available under general antitrust law. Lorillard believes that some or all of these defenses may, in many of the pending or anticipated cases, be found by a jury or court to bar recovery by a plaintiff. Application of various defenses are likely to be the subject of further legal proceedings in the litigation.

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

MAJESTIC SHIPPING

In December 1999, Majestic Shipping Corporation ("Majestic"), a wholly owned subsidiary of the Company, entered into an agreement with a Korean shipyard for the newbuilding of two 442,500 deadweight ton, ultra-large crude carrying ships ("ULCCs"). Majestic also has options for newbuilding of two additional ULCCs. Hellespont Shipping Corporation ("Hellespont"), a 49% owned subsidiary of Majestic, also entered into an agreement with another Korean shipyard for the newbuilding of four 303,000 deadweight ton, very-large crude carrying ships ("VLCCs"). In connection with Hellespont's contracts for newbuilding of four VLCCs, a subsidiary of the Company entered into time charter agreements for five year periods commencing upon the delivery of each VLCC. The Company has guaranteed performance by its subsidiary under the time charter agreements. Should Majestic exercise its options, the total cost of the eight ships is estimated to amount to approximately $700.0.

Note 19. Business Segments -

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 86.5% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 52% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary). Each operating entity is responsible for the operation of its specialized business and is headed by a chief executive officer having the duties and authority commensurate with that position.

CNA's insurance products include property and casualty coverages; life, accident and health insurance; and pension products and annuities. CNA's services include risk management, information services, health care management, claims administration and employee leasing/payroll processing. CNA's products and services are marketed through agents, brokers, managing general agents and direct sales.

Lorillard's principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States.

Loews Hotels owns and/or operates 14 hotels, 12 of which are in the United States and two are in Canada. There are also three properties in the United States under development with opening dates scheduled from 2000 to 2002.

Diamond Offshore's business primarily consists of operating 45 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of December 31, 1999, 29 of these rigs were located in the Gulf of Mexico, 5 were located in Brazil and the remaining 11 were located in various foreign markets.

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

The following tables set forth the Company's consolidated revenues, income and assets by business segment:


Year Ended December 31                           1999        1998        1997
------------------------------------------------------------------------------

Revenues (a):

CNA Financial:
 Property and casualty                      $10,945.7   $11,320.7   $11,172.7
 Life                                         1,577.8     1,593.6     1,593.8
 Group (b)                                    3,747.3     3,935.2     4,113.0
 Other                                          132.1       312.4       319.8
------------------------------------------------------------------------------
Total CNA Financial                          16,402.9    17,161.9    17,199.3
Lorillard                                     4,064.5     2,865.1     2,416.8
Loews Hotels (c)                                351.9       242.1       222.5
Diamond Offshore                                846.9     1,244.9       977.5
Bulova                                          138.7       135.0       128.9
Corporate                                      (339.7)     (353.0)     (678.4)
------------------------------------------------------------------------------
Total                                       $21,465.2   $21,296.0   $20,266.6
==============================================================================

Income before taxes and minority interest and cumulative effect of changes in accounting principles (a) (e):

CNA Financial:
 Property and casualty                      $    69.0   $   399.7   $ 1,198.7
 Life                                           178.0       293.9       377.8
 Group                                          (10.1)      (37.9)       25.0
 Other                                         (236.2)     (305.2)     (233.1)
------------------------------------------------------------------------------
Total CNA Financial                                .7       350.5     1,368.4
Lorillard (d)                                 1,079.6       593.5       574.7
Loews Hotels (c)                                112.5        54.5        32.2
Diamond Offshore                                238.0       590.2       430.1
Bulova                                           20.8        18.6        15.3
Corporate                                      (507.4)     (529.9)     (827.5)
------------------------------------------------------------------------------
Total                                       $   944.2   $ 1,077.4   $ 1,593.2
==============================================================================

Year Ended December 31                           1999        1998        1997
------------------------------------------------------------------------------
Net income (a) (e):

CNA Financial:
 Property and casualty                      $    73.1   $   257.7   $   693.0
 Life                                            97.4       158.5       206.3
 Group                                           (1.5)      (16.2)       16.7
 Other                                         (125.8)     (165.3)     (105.8)
------------------------------------------------------------------------------
Total CNA Financial                              43.2       234.7       810.2
Lorillard (d)                                   651.9       351.8       363.1
Loews Hotels (c)                                 70.5        32.8        18.8
Diamond Offshore                                 72.7       181.1       130.9
Bulova                                           14.1        10.5         9.7
Corporate                                      (331.3)     (346.1)     (539.1)
------------------------------------------------------------------------------
                                                521.1       464.8       793.6
Cumulative effect of changes in accounting
 principles                                    (157.9)
------------------------------------------------------------------------------
Total                                       $   363.2   $   464.8   $   793.6
==============================================================================


                                     Investments           Receivables           Total Assets
                               -----------------------------------------------------------------
December 31                        1999       1998       1999       1998       1999       1998
------------------------------------------------------------------------------------------------

CNA Financial                  $35,559.5  $37,177.3  $13,132.8  $12,661.3  $61,244.8  $62,432.0
Lorillard                        1,301.0      558.5       54.9       41.8    2,208.7    1,296.1
Loews Hotels                       202.9       72.2       23.7       33.0      604.0      395.8
Diamond Offshore                   620.6      587.3      143.6      233.7    2,699.7    2,609.7
Bulova                              31.0       22.0       63.4       56.2      178.8      164.4
Corporate and eliminations       2,918.0    4,287.9      110.3       61.4    2,527.7    4,081.4
------------------------------------------------------------------------------------------------
Total                          $40,633.0  $42,705.2  $13,528.7  $13,087.4  $69,463.7  $70,979.4
================================================================================================


(a) Investment gains (losses) included in Revenues, Pre-tax income and Net income are as follows:



Year Ended December 31                               1999      1998      1997
------------------------------------------------------------------------------

Revenues and pre-tax income:

CNA Financial:
 Property and casualty                            $ 257.2   $ 474.7   $ 524.7
 Life                                               (37.9)    130.9     190.8
 Group                                                6.0      45.3      43.0
 Other                                               89.3      30.4     (20.5)
------------------------------------------------------------------------------
Total CNA Financial                                 314.6     681.3     738.0
Corporate and other                                (472.8)   (545.6)   (866.2)
------------------------------------------------------------------------------
                                                  $(158.2)  $ 135.7   $(128.2)
==============================================================================

Net income:

CNA Financial:
 Property and casualty                            $ 143.3   $ 256.2   $ 287.6
 Life                                               (26.3)     69.5     104.2
 Group                                                3.3      24.7      23.4
 Other                                               43.8      16.7     (12.1)
------------------------------------------------------------------------------
Total CNA Financial                                 164.1     367.1     403.1
Corporate and other                                (300.7)   (354.6)   (563.0)
------------------------------------------------------------------------------
                                                  $(136.6)  $  12.5   $(159.9)
==============================================================================

(b) Includes $2,100.0, $2,000.0 and $2,100.0 under contracts covering U.S. government employees and their dependents for the respective periods.
(c) Includes gains from the sale of hotel properties of $85.1 and $14.7 ($52.0 and $8.4 after taxes) for the years ended December 31, 1999 and 1998, respectively.
(d) Includes pre-tax charges related to the settlements of tobacco litigation of $1,065.8, $579.0 and $198.8 ($637.3, $346.5 and $122.0 after taxes) for the years ended December 31, 1999, 1998 and 1997, respectively.
(e) Income taxes and interest expenses are as follows:


                             Income Interest Income   Interest Income Interest
                             Taxes  Expense  Taxes    Expense  Taxes  Expense
                           ---------------------------------------------------
Year Ended December 31           1999              1998             1997
------------------------------------------------------------------------------

CNA Financial:
 Property and casualty     $ (44.3)  $ 13.4  $  70.1  $ 15.0  $ 341.7
 Life                         64.1      3.3    106.8    14.3    133.2
 Group                        (8.3)      .2    (18.8)             5.2
 Other                       (95.5)   184.8   (111.1)  189.7    (88.0) $198.0
------------------------------------------------------------------------------
Total CNA Financial          (84.0)   201.7     47.0   219.0    392.1   198.0
Lorillard                    427.7     14.9    241.7     1.4    211.6      .9
Loews Hotels                  42.0      2.2     21.7     3.3     13.4     3.6
Diamond Offshore              89.8      9.2    220.2    14.5    161.3    10.3
Bulova                         6.1               7.7      .1      5.3      .1
Corporate                   (176.1)   126.3   (183.8)  130.9   (288.4)  110.5
------------------------------------------------------------------------------
Total                      $ 305.5   $354.3  $ 354.5  $369.2  $ 495.3  $323.4
==============================================================================

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

                                                                         Page
      2. Financial Statement Schedules:                                 Number
                                                                        ------

Independent Auditors' Report .........................................    L-1
Loews Corporation and Subsidiaries:
  Schedule I-Condensed financial information of Registrant for the
   years ended December 31, 1999, 1998 and 1997 ......................    L-2
  Schedule II-Valuation and qualifying accounts for the years ended
   December 31, 1999, 1998 and 1997 ..................................    L-6
  Schedule V-Supplemental information concerning property/casualty insurance operations for the years ended December 31, 1999, 1998
   and 1997 ..........................................................    L-7

      3. Exhibits:
                                                                       Exhibit
                                Description                            Number
                                -----------                            -------

  (3) Articles of Incorporation and By-Laws

      Restated Certificate of Incorporation of the Registrant,
      incorporated herein by reference to Exhibit 3 to Registrant's
      Report on Form 10-Q for the quarter ended June 30, 1996 .......    3.01

      By-Laws of the Registrant as amended to date, incorporated herein by reference to Exhibit 3.1 to Registrant's Report on
      Form 10-Q for the quarter ended September 30, 1998 .............   3.02

  (4) Instruments Defining the Rights of Security Holders, Including
      Indentures

      The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

 (10) Material Contracts

      Employment Agreement between Registrant and Laurence A. Tisch dated March 1, 1971 as amended through February 20, 1996 is incorporated herein by reference to Exhibit 10.01 to
      Registrant's Reports on Form 10-K for the years ended December
      31, 1981, 1983, 1984, 1985, 1986, 1988, 1989, 1992, 1994, 1995
      and 1998 .......................................................  10.01

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------

      Employment Agreement dated as of March 1, 1988 between
      Registrant and Preston R. Tisch as amended through February 20,
      1996 is incorporated herein by reference to Exhibit 10.05 to
      Registrant's Report on Form 10-K for the years ended December
      31, 1987, 1989 and 1992 and to Exhibit 10.02 to Registrant's
      Report on Form 10-K for the year ended December 31, 1994, 1995 and 1998 .......................................................  10.02

      Continuing Service Agreement between a subsidiary of Registrant and Edward J. Noha, dated February 27, 1991 incorporated herein by reference to Exhibit 10.04 to Registrant's Report on Form
      10-K for the year ended December 31, 1990 ......................  10.03

      Loews Corporation Deferred Compensation Plan as amended and restated as of December 31, 1995 is incorporated herein by reference to Exhibit 10.05 to Registrant's Report on Form 10-K
      for the year ended December 31, 1996 ...........................  10.04

      Agreement between Fibreboard Corporation and Continental
      Casualty Company, dated April 9, 1993 is incorporated herein by reference to Exhibit A to Registrant's Report on Form 8-K filed
      April 12, 1993 .................................................  10.05

      Settlement Agreement entered into on October 12, 1993 by and among Fibreboard Corporation, Continental Casualty Company, CNA
      Casualty Company of California, Columbia Casualty Company and
      Pacific Indemnity Company is incorporated herein by reference to
      Exhibit 99.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 .......................................  10.06

      Incentive Compensation Plan incorporated herein by reference to
      Exhibit 10.15 to Registrant's Report on Form 10-K for the year ended December 31, 1996 ........................................  10.07

      Comprehensive Settlement Agreement and Release with the State of
      Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions
      relating to the use of or exposure to tobacco products,
      incorporated herein by reference to Exhibit 10 to
      Registrant's Report on Form 8-K filed September 5, 1997 ........  10.08

      Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions
      relating to the use of or exposure to tobacco products,
      incorporated herein by reference to Exhibit 10 to Registrant's
      Report on Form 8-K filed February 3, 1998 ......................  10.09

      State of Minnesota Settlement Agreement and Stipulation for
      Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been
      asserted by the State, incorporated herein by reference
      to Exhibit 10.1 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998 ...................................  10.10

      State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to
      Exhibit 10.2 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998 ...................................  10.11

      State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Registrant's Report on Form
      10-Q for the quarter ended March 31, 1998 ......................  10.12

      Agreement to Pay State of Minnesota Attorneys' Fees and Costs
      relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.4 to Registrant's Report on
      Form 10-Q for the quarter ended March 31, 1998 .................  10.13

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------

      Agreement to Pay Blue Cross and Blue Shield of Minnesota
      Attorneys' Fees and Costs relating to the settlement of
      tobacco litigation, incorporated herein by reference to
      Exhibit 10.5 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998 ...................................  10.14

      State of Minnesota State Escrow Agreement relating to the
      settlement of tobacco litigation, incorporated herein by
      reference to Exhibit 10.6 to Registrant's Report on Form 10-Q
      for the quarter ended March 31, 1998 ...........................  10.15

      Stipulation of Amendment to Settlement Agreement and For Entry
      of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to
      Registrant's Report on Form 10-Q for the quarter ended June
      30, 1998 .......................................................  10.16

      Mississippi Fee Payment Agreement, dated July 2, 1998,
      regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form
      10-Q for the quarter ended June 30, 1998 .......................  10.17

      Mississippi MFN Escrow Agreement, dated July 2, 1998,
      incorporated herein by reference to Exhibit 10.3 to
      Registrant's Report on Form 10-Q for the quarter ended June
      30, 1998 .......................................................  10.18

      Stipulation of Amendment to Settlement Agreement and For Entry
      of Consent Decree, dated July 24, 1998, regarding the
      settlement of the Texas health care cost recovery action,
      incorporated herein by reference to Exhibit 10.4 to
      Registrant's Report on Form 10-Q for the quarter ended June
      30, 1998 .......................................................  10.19

      Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys' fees, incorporated herein by
      reference to Exhibit 10.5 to Registrant's Report on Form 10-Q
      for the quarter ended June 30, 1998 ............................  10.20

      Stipulation of Amendment to Settlement Agreement and For Entry
      of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant's
      Report on Form 10-Q for the quarter ended September 30, 1998 ...  10.21

      Florida Fee Payment Agreement, dated September 11, 1998,
      regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form
      10-Q for the quarter ended September 30, 1998 ..................  10.22

      Master Settlement Agreement with 46 states, the District of
      Columbia, the Commonwealth of Puerto Rico, Guam, the U.S.
      Virgin Islands, American Samoa and the Northern Marianas to
      settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Registrant's Report on Form 8-K filed November 25, 1998 ........................................  10.23

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Andrew H. Tisch is incorporated herein by
      reference to Exhibit 10.31 to Registrant's Report on Form 10-K
      for the year ended December 31, 1998 ...........................  10.24

      Employment Agreement dated as of January 1, 1999 between
      Registrant and James S. Tisch is incorporated herein by
      reference to Exhibit 10.32 to Registrant's Report on Form 10-K
      for the year ended December 31, 1998 ...........................  10.25

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Jonathan M. Tisch is incorporated herein by reference to Exhibit 10.33 to Registrant's Report on Form 10-K
      for the year ended December 31, 1998 ...........................  10.26

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------

      Continuing Services Agreement between a subsidiary of Registrant and Dennis H. Chookaszian, dated February 9, 1999 incorporated herein by reference to Exhibit 10.2 to CNA Financial
      Corporation's (Commission File Number 1-5823) Report on Form
      10-K for the year ended December 31, 1998 ......................  10.27

      Supplemental Retirement Agreement dated September 21, 1999 between Registrant and Arthur Rebell ...........................  10.28*

      Loews Corporation 2000 Stock Option Plan is incorporated by reference to Exhibit A to Registrant's Definitive Proxy
      Statement filed on March 29, 2000 ..............................  10.29

 (21) Subsidiaries of the Registrant

      List of subsidiaries of Registrant .............................  21.01*

 (27) Financial Data Schedule ........................................  27.01*

* Filed herewith

  (b) Reports on Form 8-K -- The Company filed a report on Form 8-K on October 19, 1999 stating that CNA Financial Corporation, an 86% owned subsidiary, completed a previously announced transaction with The Allstate Corporation involving CNA's personal lines insurance business.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LOEWS CORPORATION



Dated: March 29, 2000                        By       /s/ Peter W. Keegan
                                               -------------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 29, 2000                        By      /s/ James S. Tisch
                                               -------------------------------
                                                 (James S. Tisch, President
                                                 and Chief Executive Officer)


Dated: March 29, 2000                        By       /s/ Peter W. Keegan
                                               -------------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)


Dated: March 29, 2000                        By         /s/ Guy A. Kwan
                                               -------------------------------
                                                   (Guy A. Kwan, Controller)


Dated: March 29, 2000                        By     /s/ Charles B. Benenson
                                               -------------------------------
                                               (Charles B. Benenson, Director)


Dated: March 29, 2000                        By        /s/ John Brademas
                                               -------------------------------
                                                    (John Brademas, Director)


Dated: March 29, 2000                        By   /s/ Dennis H. Chookaszian
                                               -------------------------------
                                                  (Dennis H. Chookaszian,
                                                  Director)


Dated: March 29, 2000                        By        /s/ Paul Fribourg
                                               -------------------------------
                                                   (Paul Fribourg, Director)


                                             By
                                               -------------------------------
                                                   (Bernard Myerson, Director)


Dated: March 29, 2000                        By        /s/ Edward J. Noha
                                               -------------------------------
                                                   (Edward J. Noha, Director)


Dated: March 29, 2000                        By       /s/ Gloria R. Scott
                                               -------------------------------
                                                   (Gloria R. Scott, Director)


Dated: March 29, 2000                        By       /s/ Andrew H. Tisch
                                               -------------------------------
                                                  (Andrew H. Tisch, Director)


Dated: March 29, 2000                        By     /s/ Jonathan M. Tisch
                                               -------------------------------
                                                 (Jonathan M. Tisch, Director)


Dated: March 29, 2000                        By     /s/ Laurence A. Tisch
                                               -------------------------------
                                                (Laurence A. Tisch, Director)


Dated: March 29, 2000                        By      /s/ Preston R. Tisch
                                               -------------------------------
                                                 (Preston R. Tisch, Director)

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Shareholders of Loews Corporation:

  We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for liabilities related to insurance-related assessments and accounting for start-up costs in 1999.






Deloitte & Touche LLP

New York, New York
February 24, 2000

                                                                    SCHEDULE I


                Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                              BALANCE SHEETS

                                  ASSETS


December 31                                                 1999          1998
------------------------------------------------------------------------------
(In millions)

Current assets, principally investment in U.S.
 government securities .............................    $ 2,879.5    $ 4,207.5
Investments in securities ..........................        407.6        411.3
Investments in capital stocks of subsidiaries, at
 equity ............................................      9,763.6      9,362.0
Other assets .......................................         70.1         54.0
------------------------------------------------------------------------------
     Total assets ..................................    $13,120.8    $14,034.8
==============================================================================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ...........    $   299.6    $   892.0
Securities sold under agreements to repurchase .....        347.8        449.7
Long-term debt, less current maturities (a) ........      2,288.6      2,286.3
Deferred income tax and other ......................        207.1        205.6
------------------------------------------------------------------------------
     Total liabilities .............................      3,143.1      3,833.6
Shareholders' equity ...............................      9,977.7     10,201.2
------------------------------------------------------------------------------
     Total liabilities and shareholders' equity ....    $13,120.8    $14,034.8
==============================================================================

                                                                    SCHEDULE I
                                                                   (Continued)

               Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                            STATEMENTS OF INCOME


Year Ended December 31                        1999          1998         1997
------------------------------------------------------------------------------
(In millions)

Revenues:
  Equity in income of subsidiaries (b) .   $ 867.2       $ 824.5     $1,329.9
  Investment losses ....................    (462.6)       (545.5)      (866.2)
  Interest and other ...................     126.3         179.8        199.2
------------------------------------------------------------------------------
     Total .............................     530.9         458.8        662.9
------------------------------------------------------------------------------

Expenses:
  Administrative .......................      40.4          43.7         34.9
  Interest .............................     125.9         129.6        109.4
------------------------------------------------------------------------------
     Total .............................     166.3         173.3        144.3
------------------------------------------------------------------------------
                                             364.6         285.5        518.6
Income tax benefit (c) .................     156.5         179.3        275.0
------------------------------------------------------------------------------
Income before cumulative effect of
 changes in accounting principles ......     521.1
Cumulative effect of changes in
 accounting principles-net .............    (157.9)
------------------------------------------------------------------------------
Net income .............................   $ 363.2       $ 464.8     $  793.6
==============================================================================

                                                                    SCHEDULE I
                                                                   (Continued)

                Condensed Financial Information of Registrant

                              LOEWS CORPORATION

                           STATEMENTS OF CASH FLOWS

Year Ended December 31                        1999           1998        1997
------------------------------------------------------------------------------
(In millions)

Operating Activities:
  Net income ............................ $  363.2     $    464.8  $    793.6
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Cumulative effect of changes in
     accounting principles ..............    157.9
    Undistributed earnings of affiliates.   (498.8)        (276.8)   (1,225.9)
    Investment losses ...................    462.6          545.5       866.2
    Provision for deferred income taxes .    119.0          (11.5)      (78.3)
  Changes in assets and liabilities-net:
    Receivables .........................    (17.7)           3.6        (7.0)
    Accounts payable and accrued
     liabilities ........................      6.0            2.2       (12.2)
    Federal income taxes ................    (46.1)        (198.3)       37.7
    Trading securities ..................   (759.0)        (522.4)     (682.4)
    Other-net ...........................      5.0             .1         5.9
------------------------------------------------------------------------------
                                            (207.9)           7.2      (302.4)
------------------------------------------------------------------------------

Investing Activities:
  Investments in and advances to
   subsidiaries .........................   (293.6)        (292.3)     (138.1)
  Reduction of investments and advances
   to subsidiaries ......................    208.5          311.5        33.4
  Net decrease in short-term investments,
   primarily U.S. government securities .  1,057.6            6.7        53.7
  Securities sold under agreements to
   repurchase ...........................   (101.9)         449.7      (447.8)
  Change in other investments ...........     15.2           (2.5)       (7.8)
------------------------------------------------------------------------------
                                             885.8          473.1      (506.6)
------------------------------------------------------------------------------

Financing Activities:
  Dividends paid to shareholders ........   (108.9)        (114.6)     (115.0)
  Purchases of treasury shares ..........   (601.6)        (218.0)
  Principal payments on long-term debt ..                  (117.8)     (200.0)
  Issuance of long-term debt ............                             1,129.3
------------------------------------------------------------------------------
                                            (710.5)        (450.4)      814.3
------------------------------------------------------------------------------
Net change in cash ......................    (32.6)          29.9         5.3
Cash, beginning of year .................     43.0           13.1         7.8
------------------------------------------------------------------------------
Cash, end of year ....................... $   10.4       $   43.0   $    13.1
==============================================================================

                                                                    SCHEDULE I
                                                                   (Continued)

                 Condensed Financial Information of Registrant

--------------
Notes:

  (a) Long-term debt consisted of:


December 31                                                1999           1998
------------------------------------------------------------------------------

      6.8% notes due 2006 (effective interest rate
       of 6.8%) (authorized, $300) ................    $  300.0       $  300.0
      3.1% exchangeable subordinated notes due 2007
       (effective interest rate of 3.4%)
       (authorized $1,150) (1) ....................     1,150.0        1,150.0
      8.9% debentures due 2011 (effective interest
       rate of 9.0%) (authorized, $175) ...........       175.0          175.0
      7.6% notes due 2023 (effective interest rate
       of 7.8%) (authorized, $300) (2) ............       300.0          300.0
      7% notes due 2023 (effective interest rate of
       7.2%) (authorized, $400) (3) ...............       400.0          400.0
------------------------------------------------------------------------------
                                                        2,325.0        2,325.0
      Less unamortized discount ...................        36.4           38.7
------------------------------------------------------------------------------
                                                       $2,288.6       $2,286.3
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

  (b) Cash dividends paid to the Company by affiliates amounted to $368.4, $547.1 and $113.2 for the years ended December 31, 1999, 1998 and 1997, respectively.

  (c) The Company is included in a consolidated federal income tax return with certain of its subsidiaries and, accordingly, participates in the allocation of certain components of the consolidated provision for federal income taxes. Such taxes are generally allocated on a separate return bases.

  The Company has entered into separate tax allocation agreements with Bulova and CNA, majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiaries"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, CNA will receive approximately $288.0 and $83.0 for 1999 and 1998 and has paid Loews approximately $210.0 for 1997, respectively, and Bulova will pay or has paid Loews approximately $6.3, $5.6 and $2.6 for 1999, 1998 and 1997, respectively. Each agreement may be canceled by either of the parties upon thirty days' written notice. See Note 8 of the Notes to Consolidated Financial Statements of Loews Corporation and subsidiaries included in Item 8.

                                                                   SCHEDULE II

                        LOEWS CORPORATION AND SUBSIDIARIES

                         Valuation and Qualifying Accounts

     Column A           Column B          Column C        Column D    Column E
     --------           --------          --------        --------    --------
                                          Additions
                                   ----------------------
                       Balance at  Charged to   Charged             Balance at
                       Beginning   Costs and    to Other                End of
    Description        of Period   Expenses     Accounts  Deductions    Period
------------------------------------------------------------------------------
                                            (In millions)
                                For the Year Ended December 31, 1999

Deducted from assets:
 Allowance for
  discounts .........   $    1.6     $156.8                 $155.7(1)   $  2.7
 Allowance for
  doubtful accounts        342.2       13.2                   21.3       334.1
                        ------------------------------------------------------
     Total ..........   $  343.8     $170.0                 $177.0      $336.8
                        ======================================================
                                For the Year Ended December 31, 1998

Deducted from assets:
 Allowance for
  discounts .........   $    1.4     $109.8                 $109.6(1)   $  1.6
 Allowance for
  doubtful accounts        316.6       35.6                   10.0       342.2
                        ------------------------------------------------------
     Total ..........   $  318.0     $145.4                 $119.6      $343.8
                        ======================================================
                                For the Year Ended December 31, 1997

Deducted from assets:
 Allowance for
  discounts .........   $    1.4     $ 93.0                 $ 93.0(1)   $  1.4
 Allowance for
  doubtful accounts        290.0       30.6                    4.0       316.6
                        ------------------------------------------------------
     Total ..........   $  291.4     $123.6                 $ 97.0      $318.0
                        ======================================================
--------------
Notes: (1) Discounts allowed.

                                                                    SCHEDULE V

                      LOEWS CORPORATION AND SUBSIDIARIES

   Supplemental Information Concerning Property/Casualty Insurance Operations


Consolidated Property/Casualty Entities
------------------------------------------------------------------------------

Year Ended December 31                            1999         1998      1997
------------------------------------------------------------------------------
(In millions)

Deferred policy acquisition costs ....         $ 1,126      $ 1,279   $ 1,162
Reserves for unpaid claim and claim
 adjustment expenses .................          26,631       28,317    28,533
Discount deducted from claim and
 claim adjustment expenses reserves
 above (based on interest rates
 ranging from 3.5% to 7.5%) ..........           2,376        2,380     2,409
Unearned premiums ....................           5,103        5,039     4,700
Earned premiums ......................           9,901       10,079     9,927
Net investment income ................           1,648        1,731     1,790
Incurred claim and claim adjustment
 expenses related to current year ....           7,287        7,903     7,942
Incurred claim and claim adjustment
 expenses related to prior years .....           1,027          263      (256)
Amortization of deferred policy
 acquisition costs ...................           2,004        2,042     2,017
Paid claim and claim expenses ........           9,964        8,745     8,376
Net premiums written .................           8,987       10,569    10,186

