Form 10-K405/A
period 1999-12-31
LOEWS CORP
filed 2000-04-18
CIK 60086

==============================================================================

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


  The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999 as set forth in the pages attached hereto.

Part I:  Item 1. Business.

                 (To correct Schedule of Property/Casualty Loss Reserve Development on Page 11)

==============================================================================

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

                                          Schedule of Property/Casualty Loss Reserve Development
-----------------------------------------------------------------------------------------------------------
Year Ended December 31     1989    1990    1991    1992   1993   1994    1995    1996    1997   1998   1999
                             (a)     (a)     (a)     (a)    (a)    (a)     (b)             (c)    (d)    (e)
-----------------------------------------------------------------------------------------------------------
(In millions of dollars)

Gross reserves for
 unpaid claim and
 claim expenses  ......        -       -       -       - 20,812 21,639  31,044 29,357 28,533  28,317 26,631
Ceded recoverable .....        -       -       -       -  2,491  2,705   6,089  5,660  5,326   5,424  5,489
-----------------------------------------------------------------------------------------------------------
Net reserves for
 unpaid claim and
 claim expenses .......   11,267  13,090  14,415  17,167 18,321 18,934  24,955 23,697 23,207  22,893 21,142
------------------------------------------------------------------------------------------------------------

Cumulative-net paid as
 of:
  One year later ......    2,670   3,285   3,411   3,706  3,629  3,656   6,510  5,851  5,954   7,321      -
  Two years later .....    4,724   5,623   6,024   6,354  6,143  7,087  10,485  9,796 11,394       -      -
  Three years later ...    6,294   7,490   7,946   8,121  8,764  9,195  13,363 13,602      -       -      -
  Four years later ....    7,534   8,845   9,218  10,241 10,318 10,624  16,271      -      -       -      -
  Five years later ....    8,485   9,726  10,950  11,461 11,378 12,577       -      -      -       -      -
  Six years later .....    9,108  11,207  11,951  12,308 13,100      -       -      -      -       -      -
  Seven years later ...   10,393  12,023  12,639  13,974      -      -       -      -      -       -      -
  Eight years later ...   11,086  12,592  14,271       -      -      -       -      -      -       -      -
  Nine years later ....   11,563  14,159       -       -      -      -       -      -      -       -      -
  Ten years later .....   13,035       -       -       -      -      -       -      -      -       -      -
Net reserves
 re-estimated as of:
  End of initial year .   11,267  13,090  14,415  17,167 18,321 18,934  24,955 23,697 23,207  22,893 21,142
  One year later ......   11,336  12,984  16,032  17,757 18,250 18,922  24,864 23,479 23,508  23,920      -
  Two years later .....   11,371  14,693  16,810  17,728 18,125 18,500  24,294 23,140 23,717       -      -
  Three years later ...   13,098  15,737  16,944  17,823 17,868 18,008  23,814 23,270      -       -      -
  Four years later ....   14,118  15,977  17,376  17,765 17,511 17,354  24,092      -      -       -      -
  Five years later ....   14,396  16,440  17,329  17,560 17,082 17,506       -      -      -       -      -
  Six years later .....   14,811  16,430  17,293  17,285 17,176      -       -      -      -       -      -
  Seven years later ...   14,810  16,551  17,069  17,398      -      -       -      -      -       -      -
  Eight years later ...   14,995  16,487  17,189       -      -      -       -      -      -       -      -
  Nine years later ....   14,973  16,592       -       -      -      -       -      -      -       -      -
  Ten years later .....   15,091       -       -       -      -      -       -      -      -       -      -
-----------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (3,824) (3,502) (2,774)   (231) 1,145  1,428     863    427   (510) (1,027)     -
===========================================================================================================
Reconciliation to
 gross re-estimated
 reserves:
   Net reserves
    re-estimated ......   15,091  16,592  17,189  17,398 17,176 17,506  24,092 23,270 23,717  23,920      -
   Re-estimated ceded
    recoverable .......        -       -       -       -  1,547  1,858   6,020  5,285  4,547   4,472      -
-----------------------------------------------------------------------------------------------------------
Total gross
 re-estimated reserves    15,091  16,592  17,189  17,398 18,723 19,364  30,112 28,555 28,264  28,392      -
===========================================================================================================
Net (deficiency)
 redundancy related to:
  Asbestos claims .....   (3,496) (3,365) (3,321) (1,633)(1,033)  (999)   (811)  (910)  (806)   (560)     -
  Environmental claims      (978)   (972)   (929)   (886)  (445)  (276)   (197)  (136)  (138)     84      -
-----------------------------------------------------------------------------------------------------------
  Total asbestos and
   environmental ......   (4,474) (4,337) (4,250) (2,519)(1,478)(1,275) (1,008)(1,046)  (944)   (476)     -
  Other claims ........      650     835   1,476   2,288  2,623  2,703   1,871  1,473    434    (551)     -
-----------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (3,824) (3,502) (2,774)   (231) 1,145  1,428     863    427   (510) (1,027)     -
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

                                     17

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


                                     18

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

                                             LOEWS CORPORATION



Dated: April 18, 2000                       By       /s/ Peter W. Keegan
                                               -------------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)

