Form 10-Q
period 2000-03-31
LOEWS CORP
filed 2000-05-12
CIK 60086

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                --------------
                                        OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                ------------     ------------

Commission file number 1-6541
                       ------

                                  LOEWS CORPORATION
                 -----------------------------------------------------
                 (Exact name of registrant as specified in is charter)

            Delaware                                           13-2646102
-------------------------------                            -------------------
(State of other jurisdiction of                             (I.R.S. employer
incorporation or organization)                             identification no.)

                     667 MADISON AVENUE, NEW YORK, N.Y.  10021-8087
                 -----------------------------------------------------
                  (Address of principal executive offices) (Zip Code)

                                    (212) 521-2000
                 -----------------------------------------------------
                  (Registrant's telephone number, including area code)

                                   NOT APPLICABLE
                 -----------------------------------------------------
                 (Former name, former address and former fiscal year,
                             if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X                       No
                          ---------                      ---------

          Class                                     Outstanding at May 1, 2000
--------------------------                          --------------------------
Common stock, $1 par value                               98,616,525 shares
==============================================================================

                                      INDEX

Part I. Financial Information                                         Page No.
                                                                      --------

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      March 31, 2000 and December 31, 1999  . . . . . . . . . . .          3

    Consolidated Condensed Statements of Income--
      Three months ended March 31, 2000 and 1999  . . . . . . . .          4

    Consolidated Condensed Statements of Cash Flows--
      Three months ended March 31, 2000 and 1999  . . . . . . . .          5

    Notes to Consolidated Condensed Financial Statements  . . . .          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . .         27

  Item 3. Quantitative and Qualitative Disclosures about Market
    Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39

Part II. Other Information

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .         43

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .         49

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
------------------------------------------------------------------------------
(Amounts in millions of dollars)                    March 31,     December 31,
                                                      2000             1999
                                                    --------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of
   $27,075.5 and $28,637.7 . . . . . . . . . .      $26,569.5       $27,924.4
  Equity securities, cost of $1,828.2 and
   $1,870.2  . . . . . . . . . . . . . . . . .        3,925.0         4,023.5
  Other investments  . . . . . . . . . . . . .        1,374.1         1,367.3
  Short-term investments . . . . . . . . . . .        9,758.5         7,317.8
                                                    --------------------------
     Total investments . . . . . . . . . . . .       41,627.1        40,633.0
Cash . . . . . . . . . . . . . . . . . . . . .          222.0           183.9
Receivables-net  . . . . . . . . . . . . . . .       14,849.7        13,528.7
Property, plant and equipment-net  . . . . . .        3,150.0         2,952.7
Deferred income taxes  . . . . . . . . . . . .          770.3           773.9
Goodwill and other intangible assets-net . . .          414.2           409.5
Other assets . . . . . . . . . . . . . . . . .        4,090.4         3,943.3
Deferred policy acquisition costs of insurance
 subsidiaries  . . . . . . . . . . . . . . . .        2,539.4         2,435.6
Separate Account business  . . . . . . . . . .        4,764.7         4,603.1
                                                    --------------------------
     Total assets  . . . . . . . . . . . . . .      $72,427.8       $69,463.7
                                                    ==========================

Liabilities and Shareholders' Equity:

Insurance reserves and claims  . . . . . . . .      $40,039.7       $39,164.7
Payable for securities purchased . . . . . . .        1,216.9           516.6
Securities sold under repurchase agreements  .        3,103.3         1,647.3
Long-term debt, less unamortized discount  . .        5,724.4         5,706.3
Other liabilities  . . . . . . . . . . . . . .        5,457.9         5,497.7
Separate Account business  . . . . . . . . . .        4,764.7         4,603.1
                                                    --------------------------
     Total liabilities . . . . . . . . . . . .       60,306.9        57,135.7
Minority interest  . . . . . . . . . . . . . .        2,269.4         2,350.3
Shareholders' equity . . . . . . . . . . . . .        9,851.5         9,977.7
                                                    --------------------------
     Total liabilities and shareholders'
      equity . . . . . . . . . . . . . . . . .      $72,427.8       $69,463.7
                                                    ==========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
-----------------------------------------------------------------------------------------------
(In millions, except per share data)                                Three Months Ended March 31,
                                                                        2000               1999
                                                                    ----------------------------
Revenues:
  Insurance premiums  . . . . . . . . . . . . . . . . . . . .       $2,768.9           $3,438.0
  Investment income, net of expenses  . . . . . . . . . . . .          558.2              564.4
  Investment (losses) gains . . . . . . . . . . . . . . . . .          (85.0)              80.9
  Manufactured products (including excise taxes of $158.8 and
   $119.1). . . . . . . . . . . . . . . . . . . . . . . . . .        1,013.5              930.0
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          418.2              467.0
                                                                    ---------------------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .        4,673.8            5,480.3
                                                                    ---------------------------
Expenses:
  Insurance claims and policyholders' benefits  . . . . . . .        2,343.1            2,880.8
  Amortization of deferred policy acquisition costs . . . . .          393.0              576.7
  Cost of manufactured products sold  . . . . . . . . . . . .          545.8              478.4
  Other operating expenses  . . . . . . . . . . . . . . . . .          965.1            1,069.9
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . .           88.4              113.7
                                                                    ---------------------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .        4,335.4            5,119.5
                                                                    ---------------------------
                                                                       338.4              360.8
                                                                    ---------------------------
  Income tax  . . . . . . . . . . . . . . . . . . . . . . . .          114.2               99.5
  Minority interest   . . . . . . . . . . . . . . . . . . . .           40.6               58.0
                                                                    ---------------------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .          154.8              157.5
                                                                    ---------------------------
Income before cumulative effect of changes in accounting
 principles . . . . . . . . . . . . . . . . . . . . . . . . .          183.6              203.3

Cumulative effect of changes in accounting principles-net . .                            (157.9)
                                                                    ---------------------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .       $  183.6         $     45.4
                                                                    ===========================
Net income per share:
  Income before cumulative effect of changes in accounting
   principles . . . . . . . . . . . . . . . . . . . . . . . .       $   1.81         $     1.82
  Cumulative effect of changes in accounting principles-net .                             (1.41)
                                                                    ---------------------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .       $   1.81         $      .41
                                                                    ===========================
Cash dividends per share  . . . . . . . . . . . . . . . . . .       $    .25         $      .25
                                                                    ===========================

Weighted average number of shares outstanding . . . . . . . .          101.6              111.8
                                                                    ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
------------------------------------------------------------------------------------------------
(Amounts in millions)                                               Three Months Ended March 31,
                                                                        2000          1999
                                                                    ----------------------------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .        $     183.6      $     45.4
  Adjustments to reconcile net income to net cash used by
   operating activities-net  . . . . . . . . . . . . . . . .              240.7           (57.0)
  Cumulative effect of changes in accounting principles  . .                              157.9
  Changes in assets and liabilities-net:
    Reinsurance receivable . . . . . . . . . . . . . . . . .           (1,008.2)         (472.2)
    Other receivables  . . . . . . . . . . . . . . . . . . .               41.7          (401.2)
    Prepaid reinsurance premiums . . . . . . . . . . . . . .             (129.9)         (124.7)
    Deferred policy acquisition costs  . . . . . . . . . . .             (116.5)          (68.0)
    Insurance reserves and claims  . . . . . . . . . . . . .              907.3         1,281.8
    Other liabilities  . . . . . . . . . . . . . . . . . . .              (42.1)          162.0
    Trading securities . . . . . . . . . . . . . . . . . . .             (129.2)         (185.7)
    Other-net  . . . . . . . . . . . . . . . . . . . . . . .              (30.2)          171.4
                                                                    ----------------------------
                                                                          (82.8)          509.7
                                                                    ----------------------------
Investing Activities:
  Purchases of fixed maturities  . . . . . . . . . . . . . .          (11,586.5)      (16,837.0)
  Proceeds from sales of fixed maturities  . . . . . . . . .           12,544.3        15,211.7
  Proceeds from maturities of fixed maturities . . . . . . .              585.1           888.8
  Change in securities sold under repurchase agreements  . .            1,456.0           763.0
  Purchase of equity securities  . . . . . . . . . . . . . .             (620.7)         (143.7)
  Proceeds from sales of equity securities . . . . . . . . .              623.8           184.0
  Change in short-term investments . . . . . . . . . . . . .           (2,195.8)         (129.2)
  Purchases of property, plant and equipment . . . . . . . .             (333.9)         (209.9)
  Change in other investments  . . . . . . . . . . . . . . .              109.0           138.8
                                                                    ----------------------------
                                                                          581.3          (133.5)
                                                                    ----------------------------
Financing Activities:
  Dividends paid to shareholders . . . . . . . . . . . . . .              (25.7)          (28.0)
  Dividends paid to minority interest  . . . . . . . . . . .               (9.4)           (9.9)
  Purchases of treasury shares . . . . . . . . . . . . . . .             (288.7)         (183.6)
  Purchases of treasury shares by subsidiaries . . . . . . .              (38.3)
  Issuances of long-term debt  . . . . . . . . . . . . . . .               25.0           191.8
  Principal payments on long-term debt . . . . . . . . . . .               (7.9)         (216.2)
  Redemption of CNA preferred stock  . . . . . . . . . . . .              (79.0)
  Receipts credited to policyholders . . . . . . . . . . . .                1.3             2.5
  Withdrawals of policyholders account balances  . . . . . .              (37.6)          (20.3)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . .                (.1)            1.0
                                                                    ----------------------------
                                                                         (460.4)         (262.7)
                                                                    ----------------------------
Net change in cash . . . . . . . . . . . . . . . . . . . . .               38.1           113.5
Cash, beginning of period  . . . . . . . . . . . . . . . . .              183.9           287.4
                                                                    ----------------------------
Cash, end of period  . . . . . . . . . . . . . . . . . . . .        $     222.0      $    400.9
                                                                    ============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
------------------------------------------------------------------------------
(Dollars in millions, except per share data)

1.  General:

  Reference is made to the Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders which should be read in conjunction with these consolidated condensed financial statements.

Accounting Changes

  In the first quarter of 2000, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." Adoption of SOP 98-7 did not have a material impact on the financial position or results of operations of the Company.

  Effective January 1, 1999, the Company adopted SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," and SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 97-3 requires insurance companies to recognize liabilities for insurance-related assessments when an assessment has been imposed or it is probable that it will be imposed, when it can be reasonably estimated, and when the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements. The Company had previously accounted for these assessments as they were paid.

  SOP 98-5 requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. The Company had previously deferred recognition of these costs and amortized them over a period following the completion of the start-up activities.

  The cumulative effect of these accounting changes resulted in a charge for the three months ended March 31, 1999 as follows:


Accounting by Insurance and Other Enterprises for Insurance-
 Related Assessments (net of income taxes and minority
 interest of $95.4 and $26.5)  . . . . . . . . . . . . . . .       $150.8
Costs of Start-Up Activities (net of income taxes of $3.8) .          7.1
                                                                   ------
                                                                   $157.9
                                                                   ======

Comprehensive income

  Comprehensive income includes all changes to shareholders' equity, including net income, except those resulting from investments by shareholders and distributions to shareholders. For the three months ended March 31, 2000 and 1999, comprehensive income totaled $188.2 and $636.2, respectively. Comprehensive income includes net income, unrealized appreciation (depreciation) and foreign currency translation gains or losses.

Net income per share

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2000, the Company did not have any dilutive instruments related to its common shares. Accordingly, basic and diluted earnings per share are the same.

Stock Option Plan

  In May 2000, shareholders approved the Loews Corporation 2000 Stock Option Plan (the "Plan"). The aggregate number of shares of Common Stock for which options may be granted under the Plan is 1,000,000; and the maximum number of shares of Common Stock with respect to which options may be granted to any individual in any calendar year is 200,000. The exercise price per share may not be less than the fair market value of the Common Stock on the date of grant. Pursuant to the Plan, options were granted for a total of 132,000 shares of Common Stock at an exercise price of $60.28 per share, the fair market value on the date of grant. These options vest ratably over a four year period and expire in ten years. The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense is recognized when the exercise price of options equals the fair value (market price) of the underlying stock on the date of grant.

Reclassifications

  Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2000.

2.  Reinsurance:

  The effects of reinsurance on earned premiums are shown in the following table.


                                                   Direct    Assumed     Ceded        Net
                                                -------------------------------------------
                                                      Three Months Ended March 31, 2000
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 2,117.0   $  519.0   $  961.0   $ 1,675.0
Accident and health . . . . . . . . . . . . .       919.0       63.0      107.0       875.0
Life  . . . . . . . . . . . . . . . . . . . .       282.0       58.0      121.0       219.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 3,318.0   $  640.0   $1,189.0   $ 2,769.0
                                                ===========================================

                                                   Direct    Assumed     Ceded        Net
                                               -------------------------------------------
                                                      Three Months Ended March 31, 1999
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 2,275.0   $  362.0   $  268.0   $ 2,369.0
Accident and health . . . . . . . . . . . . .       927.0       36.0       96.0       867.0
Life  . . . . . . . . . . . . . . . . . . . .       259.0       40.0       97.0       202.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 3,461.0   $  438.0   $  461.0   $ 3,438.0
                                                ===========================================

  See Note 6 for discussion of the Personal Insurance Transaction, which had the effect of increasing ceded premiums for the three months ended March 31, 2000.

3.  Receivables:

  The Company's receivables are comprised of the following:

                                                    March 31, December 31,
                                                       2000         1999
                                                   -----------------------

Reinsurance . . . . . . . . . . . . . . . . .      $ 9,030.9    $ 8,022.7
Other insurance . . . . . . . . . . . . . . .        4,747.3      4,482.6
Security sales  . . . . . . . . . . . . . . .          662.7        308.6
Accrued investment income . . . . . . . . . .          372.2        400.6
Other . . . . . . . . . . . . . . . . . . . .          367.6        651.0
                                                   -----------------------
     Total  . . . . . . . . . . . . . . . . .       15,180.7     13,865.5

Less allowance for doubtful accounts and cash
 discounts  . . . . . . . . . . . . . . . . .          331.0        336.8
                                                   -----------------------
     Receivables-net  . . . . . . . . . . . .      $14,849.7    $13,528.7
                                                   =======================

4.  Shareholders' equity:

                                                    March 31, December 31,
                                                      2000         1999
                                                   -----------------------
Preferred stock, $.10 par value,
  Authorized--100,000,000 shares
Common stock, $1 par value:
  Authorized--400,000,000 shares
  Issued-104,480,600 shares . . . . . . . . .      $   104.5    $   104.5
Additional paid-in capital  . . . . . . . . .          150.7        150.7
Earnings retained in the business . . . . . .        8,863.8      8,705.9
Accumulated other comprehensive income  . . .        1,021.2      1,016.6
                                                   -----------------------
     Total  . . . . . . . . . . . . . . . . .       10,140.2      9,977.7
Less common stock (5,533,900 shares) held in
 treasury, at cost  . . . . . . . . . . . . .          288.7
                                                   -----------------------
Total shareholders' equity  . . . . . . . . .      $ 9,851.5    $ 9,977.7
                                                   =======================

5.  Restructuring and Other Related Charges:

  As part of CNA's restructuring plan (the "Plan") that was initiated in August 1998, restructuring-related charges of $35.0 were recorded in the three months ended March 31, 1999. These charges did not qualify for the initial accrual under generally accepted accounting principles at the end of the third quarter of 1998 and therefore, were expensed as incurred. The charges included the following:

  In the first three months of 1999, restructuring-related charges for Agency Market Operations totaled approximately $20.0. The charges included employee severance and outplacement costs of $10.0 related to the planned net reduction in the workforce. The Agency Market Operations charges also included consulting costs of $1.0 and parallel processing charges of $3.0. Other charges, including relocation and facility charges, totaled approximately $6.0.

  In the first three months of 1999, restructuring-related charges for Risk Management totaled approximately $5.0. The charges included parallel processing costs and other charges of approximately $3.0 and consulting costs of approximately $2.0.

  In the first three months of 1999, restructuring-related charges for Group Operations totaled approximately $5.0 and related to employee severance and other charges.

  For the other segments of CNA, restructuring-related charges totaled approximately $5.0 for the first three months of 1999 and related primarily to employee severance costs.

  No restructuring expenses were incurred during the first quarter of 2000; however, payments were made related to amounts accrued as of December 31, 1999. The following table sets forth the major categories of restructuring accrual and changes therein during the first quarter of 2000.

                                       Employee
                                      Termination
                                         and              Lease
                                     Related Benefit    Termination     Business
                                         Costs             Costs       Exit Costs    Total
-------------------------------------------------------------------------------------------

Accrued costs at December 31, 1999 . .  $  4.0            $27.0          $15.0      $ 46.0
Payments charged against liability . .     3.0              6.0            3.0        12.0
-------------------------------------------------------------------------------------------
Accrued costs at March 31, 2000  . . .  $  1.0            $21.0          $12.0      $ 34.0
===========================================================================================

6.  Significant Transactions:

Personal Insurance Transaction

  On October 1, 1999, certain subsidiaries of CNA completed a transaction with The Allstate Corporation ("Allstate"), whereby CNA's personal lines insurance business and related employees were transferred to Allstate. Approximately $1,100.0 of cash and $1,100.0 of additional assets (primarily premium receivables and deferred policy acquisition costs) were transferred to Allstate, and Allstate assumed $2,200.0 of claim and claim adjustment expense reserves. Additionally, CNA received $140.0 in cash which consisted of (i) $120.0 in ceding commission for the reinsurance of the CNA personal insurance business by Allstate, and (ii) $20.0 for an option exercisable during 2002 to purchase 100% of the common stock of five CNA insurance subsidiaries at a price equal to the carrying value in accordance with generally accepted accounting principles as of the exercise date. Also, CNA invested $75.0 in a ten year equity-linked note issued by Allstate.

  CNA will continue to write new and renewal personal insurance policies and to reinsure this business with Allstate companies, until such time as Allstate exercises its option to buy the five CNA subsidiaries. Prior to 2002, CNA will concentrate the direct writing of personal lines insurance business into the five optioned companies, such that most, if not all, business related to this transaction will be written by those companies by the date Allstate exercises its option. CNA continues to have primary liability on policies reinsured by Allstate.

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

  The retroactive portion of the reinsurance transaction, consisting primarily of the cession of claim and claim adjustment expense reserves approximating $1,000.0, was not recognized as reinsurance because criteria for risk transfer was not met for this portion of the transaction. The related consideration paid was recorded as a deposit and is included in reinsurance receivables in the consolidated balance sheets. The prospective portion of the transaction, which as of the transaction date consisted primarily of the cession of $1,100.0 of unearned premium reserves, has been recorded as reinsurance. The related consideration paid was recorded as prepaid reinsurance premiums. Premiums ceded after the transaction date will follow this same treatment. The $20.0 received from Allstate for the option to purchase the five CNA subsidiaries was deferred and will not be recognized until Allstate exercises its option, at which time it will be recorded in realized gains and losses.

  The ceding commission related to the prospective portion of the transaction will be recognized in proportion to the recognition of the unearned premium reserve to which it relates. Approximately $37.0 of the ceding commission and $6.0 of royalty fees were earned during the first quarter of 2000.

  The Personal Insurance lines transferred to Allstate contributed net earned premiums of $447.0 and net operating income of $10.0 during the three months ended March 31, 1999.

Sale of AMS Services, Inc.

  On November 30, 1999, CNA sold the majority of its interest in AMS Services, Inc. ("AMS"), a software development company serving the insurance agency market. Prior to the sale, CNA owned 89% of AMS and consolidated AMS in its financial statements. As a result of the sale, CNA owns 9% of AMS and therefore AMS is no longer consolidated. CNA's share of the AMS operating results was $59.0 of operating revenue and $8.0 of operating losses for the three months ended March 31, 1999.

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

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1999. In addition, CNA does not maintain a distinct investment portfolio for each of its insurance segments, and accordingly, allocation of assets to each segment is not performed. Therefore, investment income and investment gains (losses) are allocated based on each segment's carried insurance reserves, as adjusted.

  The following tables set forth the Company's consolidated revenues and income by business segment:


                                                                       Three Months Ended
                                                                            March 31,
                                                                    -----------------------
                                                                        2000         1999
                                                                    -----------------------

Revenues (a):
  CNA Financial:
    Property and casualty . . . . . . . . . . . . . . . . .         $ 2,241.7    $ 2,981.8
    Life  . . . . . . . . . . . . . . . . . . . . . . . . .             395.4        381.8
    Group . . . . . . . . . . . . . . . . . . . . . . . . .             933.2        920.0
    Other Insurance . . . . . . . . . . . . . . . . . . . .             (61.1)        63.1
                                                                    -----------------------
   Total CNA Financial  . . . . . . . . . . . . . . . . . .           3,509.2      4,346.7
  Lorillard . . . . . . . . . . . . . . . . . . . . . . . .             997.7        912.4
  Loews Hotels  . . . . . . . . . . . . . . . . . . . . . .              78.5         60.4
  Diamond Offshore  . . . . . . . . . . . . . . . . . . . .             190.5        236.4
  Bulova  . . . . . . . . . . . . . . . . . . . . . . . . .              36.3         30.2
  Corporate . . . . . . . . . . . . . . . . . . . . . . . .            (138.4)      (105.8)
                                                                    -----------------------

  Total . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 4,673.8    $ 5,480.3
                                                                    =======================

Income before taxes, minority interest
 and cumulative effect of changes in
 accounting principles:
  CNA Financial:
    Property and casualty . . . . . . . . . . . . . . . . .         $   232.8    $   233.7
    Life  . . . . . . . . . . . . . . . . . . . . . . . . .              53.6         73.3
    Group . . . . . . . . . . . . . . . . . . . . . . . . .              17.5         13.8
    Other Insurance . . . . . . . . . . . . . . . . . . . .             (95.2)      (107.4)
                                                                    -----------------------
   Total CNA Financial  . . . . . . . . . . . . . . . . . .             208.7        213.4
  Lorillard . . . . . . . . . . . . . . . . . . . . . . . .             252.1        207.7
  Loews Hotels  . . . . . . . . . . . . . . . . . . . . . .              14.5          2.5
  Diamond Offshore  . . . . . . . . . . . . . . . . . . . .              44.8         79.7
  Bulova  . . . . . . . . . . . . . . . . . . . . . . . . .               4.9          4.2
  Corporate . . . . . . . . . . . . . . . . . . . . . . . .            (186.6)      (146.7)
                                                                    -----------------------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . .         $   338.4    $   360.8
                                                                    =======================

                                                                       Three Months Ended
                                                                            March 31,
                                                                    -----------------------
                                                                       2000          1999
                                                                    -----------------------

Net income (a):
  CNA Financial:
    Property and casualty  . . . . . . . . . . . . . . . . .        $ 136.5        $ 141.2
    Life . . . . . . . . . . . . . . . . . . . . . . . . . .           30.8           40.9
    Group  . . . . . . . . . . . . . . . . . . . . . . . . .           10.7            8.7
    Other Insurance  . . . . . . . . . . . . . . . . . . . .          (54.1)         (45.2)
                                                                    -----------------------
   Total CNA Financial  .. . . . . . . . . . . . . . . . . .          123.9          145.6
  Lorillard  . . . . . . . . . . . . . . . . . . . . . . . .          155.5          124.0
  Loews Hotels . . . . . . . . . . . . . . . . . . . . . . .            9.2            1.6
  Diamond Offshore  . .  . . . . . . . . . . . . . . . . . .           13.8           25.5
  Bulova . . . . . . . . . . . . . . . . . . . . . . . . . .            2.7            2.2
  Corporate  . . . . . . . . . . . . . . . . . . . . . . . .         (121.5)         (95.6)
                                                                    -----------------------
                                                                      183.6          203.3
  Cumulative effect of changes in accounting principles  . .                        (157.9)
                                                                    -----------------------

  Total  . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 183.6        $  45.4
                                                                    =======================


  (a) Investment (losses) gains included in Revenues and Net income are as follows:

                                                                       Three Months Ended
                                                                           March 31,
                                                                    -----------------------
                                                                       2000         1999
                                                                    -----------------------


Revenues (a):
  CNA Financial:
    Property and casualty  . . . . . . . . . . . . . . . . .        $  94.4        $ 183.2
    Life  . . . .  . . . . . . . . . . . . . . . . . . . . .           (7.5)          17.7
    Group . . . . . . . . . . . .. . . . . . . . . . . . . .            6.9           11.3
    Other Insurance  . . . . . . . . . . . . . . . . . . . .           (5.2)           9.7
                                                                    -----------------------
   Total CNA Financial . . . . . . . . . . . . . . . . . . .           88.6          221.9
  Corporate and other  . . . . . . . . . . . . . . . . . . .         (173.6)        (141.0)
                                                                    -----------------------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (85.0)       $  80.9
                                                                    =======================
Net income:
  CNA Financial:
    Property and casualty  . . . . . . . . . . . . . . . . .        $  52.9        $ 101.3
    Life . . . . . . . . . . . . . . . . . . . . . . . . . .           (4.5)           9.8
    Group  . . . . . . . . . . . . . . . . . . . . . . . . .            3.9            6.2
    Other Insurance  . . . . . . . . . . . . . . . . . . . .           (3.0)           5.3
                                                                    -----------------------
   Total CNA Financial . . . . . . . . . . . . . . . . . . .           49.3          122.6
  Corporate and other  . . . . . . . . . . . . . . . . . . .         (112.8)         (91.7)
                                                                    -----------------------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (63.5)       $  30.9
                                                                    =======================

8.  Legal Proceedings and Contingent Liabilities:

    INSURANCE RELATED

    Fibreboard Litigation
    ---------------------

  An agreement between Continental Casualty Corporation ("Casualty"), Pacific Indemnity and Fibreboard Corporation ("Fibreboard") (the "Trilateral Agreement") has obtained final court approval and its implementation has substantially resolved Casualty's exposure with respect to asbestos claims involving Fibreboard. The Trilateral Agreement calls for payment by Casualty and Pacific Indemnity of an aggregate $2,000.0, of which Casualty's portion is approximately $1,460.0, to Fibreboard to resolve (i) all claims by Fibreboard, (ii) all filed but unsettled asbestos claims as of August 23, 1993, and all future asbestos claims against Fibreboard. Casualty has paid all amounts required under this obligation of the Trilateral Agreement. Casualty is also obligated to pay asbestos claims settled as of August 23, 1993.

  Through March 31, 2000, Casualty, Fibreboard and plaintiff attorneys had reached settlements with respect to approximately 133,000 claims, for an estimated settlement amount of approximately $1,630.0 plus any applicable interest. Approximately $1,730.0 (including interest of $184.0) was paid by Casualty through March 31, 2000. Such payments have been partially recovered from Pacific Indemnity.

  While there does exist the possibility of further adverse developments with respect to Fibreboard claims, management does not anticipate subsequent reserve adjustments, if any, to materially affect the equity of CNA. Management will continue to monitor the potential liabilities with respect to Fibreboard asbestos claims and will make adjustments to claim reserves if warranted.

Tobacco Litigation
------------------

  Three insurance subsidiaries of CNA are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. ("Liggett"). Although it did not issue policies to Liggett, CNA also has been named as a defendant in this lawsuit, which was filed by Liggett and Brooke Group Holding Inc. in Delaware Superior Court, New Castle County on January 26, 2000. The lawsuit, which involves numerous insurers, concerns coverage issues relating to hundreds of tobacco-related claims asserted against Liggett over the past twenty years. However, Liggett only began submitting claims for coverage under the policies in January 2000. All of the policies issued by subsidiaries of CNA that have been located to date contain exclusions for tobacco-related claims. Based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation should not materially affect the financial condition of CNA.

IGI Contingency
---------------

  In 1997, CNA Reinsurance Company Limited ("CNA Re Ltd.") entered into an arrangement with IOA Global, Ltd. ("IOA"), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI

Underwriting Agencies, Ltd. ("IGI"), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Over the past three years, IGI bound CNA Re Ltd. on a number of reinsurance arrangements with respect to personal accident insurance worldwide (the "IGI Program"). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters ("AAHRU") Facility. CNA's Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages over the past three years.

  CNA has undertaken a review of the IGI Program and, among other things, has determined that approximately $20.0 of premium was assumed by CNA Re Ltd. with respect to United States workers' compensation "carve-out" insurance. CNA is aware that a number of reinsurers with respect to such carve-out insurance have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA's liability will also be reduced. Moreover, based on information known at this time, CNA reasonably believes it has strong grounds for avoiding altogether a substantial portion of its carve-out exposure through legal action.

  As noted, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program. Although CNA believes it has valid and enforceable reinsurance contracts with the AAHRU Facility and other reinsurers with respect to United States workers' compensation carve-out business, it is unable to predict to what extent such reinsurers would dispute their liabilities to CNA. Legal actions could result, and the resolution of any such actions could take years.

  CNA recorded net incurred losses of $50.0 for the year ended December 31, 1999 with respect to the United States workers' compensation carve-out exposure it incurred through the IGI Program. These losses were established net of estimated recoveries from retrocessionaires and the estimate of ultimate losses is subject to considerable uncertainty. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such future reserve additions will be material to equity.

Environmental Pollution and Other Mass Tort and Asbestos
--------------------------------------------------------

  CNA's property/casualty insurance companies have potential exposures related to environmental pollution and other mass tort and asbestos claims.

  Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

  The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the clean-up and restoration of abandoned toxic waste sites and formalize the concept of legal liability for clean-up and restoration by potentially responsible parties ("PRP's"). Superfund and the mini-Superfunds establish mechanisms to pay for clean-up of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. To date, approximately 1,300 clean-up sites have been identified by the Environmental Protection Agency ("EPA") on its National Priorities List ("NPL"). The addition of new clean-up sites to the NPL has slowed in recent years. Many clean-up sites have been designated by state authorities as well.

  Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form, which includes an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether clean-up costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

  A number of proposals to reform Superfund have been made by various parties. However, no reforms have been enacted by Congress in 1999 or thus far in 2000 and it is unclear as to what positions the Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental clean-up may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental clean-up statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to clean-up, and the standards for clean-up and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

  As of March 31, 2000 and December 31, 1999, CNA carried $437.0 and $463.0 respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims.

  CNA's property/casualty insurance subsidiaries have exposure to asbestos claims, including those attributable to CNA's litigation with Fibreboard Corporation. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of March 31, 2000 and December 31, 1999, CNA carried approximately $684.0 of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims, including those related to Fibreboard.

  Unfavorable asbestos claim reserve development for the three months ended March 31, 2000 and 1999 totaled $27.0 and $34.0, respectively. There was no environmental pollution and other mass tort reserve development for the three months ended March 31, 2000 and 1999.

  The results of operations in future years may continue to be adversely affected by environmental pollution and asbestos claims and claim expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.

  The following table provides additional data related to CNA's environmental pollution, other mass tort and asbestos-related claim and claim adjustment expense reserves.

                                                    March 31, 2000           December 31, 1999
                                               -------------------------------------------------
                                               Environmental             Environmental
                                                 Pollution                 Pollution
                                               and Other Mass            and Other Mass
                                                   Tort       Asbestos      Tort        Asbestos
                                               -------------------------------------------------

    Reported Claims:
      Gross reserves . . . . . . . . . .       $ 590.0        $ 952.0    $ 618.0        $ 946.0
      Less ceded reserves  . . . . . . .        (153.0)        (268.0)    (155.0)        (262.0)
                                               -------------------------------------------------
    Net reserves . . . . . . . . . . . .       $ 437.0        $ 684.0    $ 463.0        $ 684.0
                                               =================================================

    NON-INSURANCE

TOBACCO RELATED

  Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products. Approximately 1,330 product liability cases are pending against U.S. cigarette manufacturers, including approximately 625 cases filed by flight attendants alleging injury from exposure to environmental tobacco smoke in the aircraft cabin. Of these 1,330 cases, Lorillard is a defendant in approximately 930, including each of the flight attendant cases filed and served to date.

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

  Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects claimed to have resulted from an individual's use of cigarettes and/or smokeless tobacco products, addiction to smoking, or exposure to environmental tobacco smoke ("Conventional Product Liability Cases"). Approximately 835 such actions are pending against Lorillard, including each of the approximately 625 flight attendant cases. In other cases, plaintiffs have brought claims as purported class actions on behalf of large numbers of individuals for damages allegedly caused by smoking ("Class Actions"). Approximately 35 such cases are pending against Lorillard. In some cases, plaintiffs are governmental entities or entities such as labor unions, private companies, Indian Tribes, or private citizens suing on behalf of taxpayers. Plaintiffs in these cases seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages ("Reimbursement Cases"). Approximately 50 such cases are pending, including suits brought by the U.S. federal government and the governments of several foreign nations. There also are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers ("Claims for Contribution"). Approximately eight such actions are pending against Lorillard, and a ninth case has been served on some of the defendants but not Lorillard.

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

  The Master Settlement Agreement is subject to final judicial approval in each of the Settling States. In the Company's opinion, final judicial approval has been achieved in each of the Settling States, and a condition known as "State-Specific Finality" has been achieved in 49 of the 52 Settling States. The Master Settlement Agreement provides that it is not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and was entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Five suits filed by local governments also are pending against cigarette manufacturers, although the Master Settlement Agreement purportedly resolves those actions.

  Lorillard recorded pre-tax charges of $260.1 and $226.4 for the three months ended March 31, 2000 and 1999, respectively, related to the settlement of tobacco litigation. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

  CONVENTIONAL PRODUCT LIABILITY CASES- There are approximately 1,200 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Approximately 625 of the cases have been filed by flight attendants purportedly injured by their exposure to environmental tobacco smoke in the aircraft cabin. Lorillard is a defendant in approximately 835 of these cases, including each of the approximately 625 flight attendant cases. The Company is a defendant in thirteen of the cases filed by individuals, although five of them have not been served. The Company is not named as a defendant in any of the flight attendant cases served to date.

  Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Plaintiffs in the flight attendant cases may not seek punitive damages as to injuries that arose prior to January 15, 1997.

  On March 20, 2000, the jury in the case of Whiteley v. Raybestos-Manhattan, Inc., et al. (Superior Court, City and County of San Francisco, California, filed April 30, 1999) returned a verdict in plaintiffs' favor in an individual smoking and health lawsuit brought against Philip Morris and R.J. Reynolds and awarded them $1.7 in actual damages. On March 27, 2000, the jury awarded plaintiffs $20.0 in punitive damages. Philip Morris and R.J. Reynolds have filed motions for new trial and for judgment notwithstanding the verdict. Neither Lorillard nor the Company were defendants in the action.

  Since 1998, a total of nine trials were held involving twelve cases filed by individual plaintiffs. Lorillard and the Company were defendants in one of the cases and Lorillard was a defendant in a second case. Juries returned verdicts in favor of the defendants in the cases tried against Lorillard and the Company. No appeals are pending in either of these matters. In the ten remaining cases, verdicts were returned in favor of the defendants in six of the matters. Juries found in plaintiffs' favor in the remaining four cases. In these four verdicts, juries awarded plaintiffs a total of $154.5 in actual damages and punitive damages. One of the four verdicts in favor of plaintiffs has been vacated on appeal. In two of the remaining cases, the courts have reduced the verdicts from $131.8 to a total of $59.4. Appeals are pending in both of these actions. In the fourth matter, which was tried in 2000, the court has not ruled to date on the defendants' motion contesting the verdict. As of May 1, 2000, trial was underway in one case against Lorillard and other cigarette manufacturers.

  CLASS ACTIONS - There are approximately 55 purported class actions pending against cigarette manufacturers and other defendants. Lorillard is a defendant in 35 of the 55 cases seeking class certification. The Company is a defendant in eleven of the purported class actions in which Lorillard is a defendant. Many of the purported class actions are in the pre-trial, discovery stage. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One case seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations. Trial has been underway since 1998 in the case of Engle, discussed below. Trial is scheduled to begin during October 2000 in one of the pending class actions and during January 2001 in another. The remainder of the purported class actions are in the pre-trial, discovery stage.

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

  Phase Two of the trial began on November 1, 1999 before the same jury which returned the verdict in Phase One. In the first part of Phase Two, the jury determined issues of specific causation, reliance, affirmative defenses, and other individual-specific issues related to the claims of three named plaintiffs and their entitlement to damages, if any.

  On April 7, 2000, the jury found in favor of two of the three plaintiffs and awarded them a total of $6.9 in economic damages, intangible damages and damages for loss of consortium. The jury awarded damages to the third smoker but also found that his claim was barred by the statute of limitations. The parties have filed various post-trial motions and motions to amend the trial plan that have not been ruled by the court.

  The second part of Phase Two of trial is scheduled to begin on May 15, 2000, and will involve a determination of plaintiffs' punitive damages claim. This portion of the trial will be heard by the same jury that heard the trial's prior phases.

  By order dated July 30, 1999 and supplemented on August 2, 1999 (together, the "Order"), the trial judge amended the trial plan in respect to the manner of determining punitive damages. The Order provides that the jury will determine punitive damages, if any, on a lump-sum dollar amount basis for the entire qualified class. The Third District of the Florida Court of Appeal rejected defendants' appeals from these rulings, and the Florida Supreme Court declined to review the Orders at that time.

  It is unclear how the Order will be implemented. The August 2, 1999 order provides that the lump-sum punitive damage amount, if any, will be allocated equally to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The Order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, a process that could take years to conclude. Lorillard does not believe that an adverse class-wide punitive damage award in Phase Two would permit entry of a judgment at that time that would require the posting of a bond to stay its execution pending appeal or that any party would be entitled to execute on such a judgment in the absence of a bond. However, in a worst case scenario, it is possible that a judgment for punitive damages could be entered in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. Lorillard believes that such a result would be unconstitutional and would also violate Florida law. Lorillard intends to take all appropriate steps to seek to prevent this worst case scenario from occurring and believes these efforts should be successful. On May 5, 2000, the Florida legislature passed legislation that limits the size of a bond that must be posted in order to stay execution of a judgment for punitive damages in a certified class action to the lower of (i) the amount of punitive damages plus twice the statutory rate of interest or (ii) ten percent of the defendant's net worth, provided, that in no case shall the amount of the required bond exceed $100.0, regardless of the amount of punitive damages. The legislation has been signed by the Governor of Florida and takes effect as the law of Florida immediately. Although the legislation is intended to apply to the Engle case, Lorillard cannot predict the outcome of any challenges to the possible application of this legislation.

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

  On October 10, 1997, the parties to Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke, has been settled pursuant to a settlement agreement which permits the plaintiff class members to file individual suits, but they may not seek punitive damages. As of May 1, 2000, approximately 625 cases were pending against U.S. cigarette manufacturers, including Lorillard.

  REIMBURSEMENT CASES - In addition to the suits settled by the State Settlement Agreements described above, approximately 50 other suits are pending comprised of cases brought by the U.S. federal government, unions, Indian tribes, private companies and health plans, and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds allegedly expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including injunctive relief, indemnity, restitution, unjust enrichment and public nuisance, and claims based on anti-trust laws and state consumer protection acts. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in most such actions. The Company is named as a defendant in 13 of them, although three of the cases have not been served.

  U.S. Federal Government Action - The federal government of the United States filed a reimbursement suit on September 22, 1999 in federal court in the District of Columbia against Lorillard, other U.S. cigarette manufacturers, some parent companies (but not the Company) and two trade associations. Plaintiff asserts claims under the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act. The government alleges in the complaint that it has incurred costs of more than $20,000.0 annually in providing health care costs under certain federal programs, including Medicare, military and veterans' benefits programs, and the Federal Employee Health Benefits Program. The federal government seeks to recover an unspecified amount of health care costs, and various types of declaratory relief, including disgorgement, injunctive relief and declaratory relief that defendants are liable for the government's future costs of providing health care resulting from the defendants' alleged wrongful conduct. On December 27, 1999, defendants filed a motion to dismiss all claims. The court has not issued a ruling to date.

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by the nations of Bolivia, Ecuador, Guatemala, Nicaragua, Panama, Thailand, Ukraine and Venezuela, as well as by the Brazilian States of Espirito Santo, Goias, Rio de Janeiro and Sao Paolo and the Canadian Province of Ontario. Lorillard is a defendant in the cases filed by Bolivia, Ecuador, Ukraine, Venezuela, the four Brazilian states and the Province of Ontario. The Company is a defendant in the cases filed by Bolivia, Ukraine and Venezuela, as well as those filed by the four Brazilian states and the Province of Ontario, although the Company has not received service of process of the cases filed by the States of Espirito Santo and Sao Paolo, Brazil, or Venezuela. The suit filed by Thailand has been voluntarily dismissed by the plaintiffs. Each of the pending cases is in the pre-trial, discovery stage. In 1977, Lorillard sold its major trademarks outside of the United States and the international sales business in cigarettes associated with those brands. Performance by Lorillard of obligations under the 1977 agreement was guaranteed by the Company. Lorillard and the Company have received notice from Brown & Williamson Tobacco Corporation, which claims to be a successor to the purchaser, that indemnity will be sought under certain indemnification provisions of the 1977 agreement with respect to suits brought by various of the foregoing foreign jurisdictions, concerning periods prior to June 1977 and during portions of 1978.

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

  Reimbursement Cases Filed By Private Companies and Health Plans - Three cases are pending against cigarette manufacturers in which the plaintiffs are private companies. Three similar suits have been dismissed, although the time for plaintiffs to seek additional appellate review of one of the three dismissals has not expired. Lorillard has been named as a defendant in each of the six cases filed to date by private companies. The Company has not been named as a defendant in any of the actions filed to date by private companies. In one of the cases, an appeal is pending from the final judgment entered in favor of the defendants by the trial court. Trial is scheduled to begin during September 2000 in one of the suits. The remaining case is in the pre-trial, discovery stage.

  On April 18, 2000 a federal judge in the Eastern District of New York issued an order that consolidates, for settlement purposes only, seven pending cases involving Lorillard as well as other industry defendants. These cases include six Reimbursement Cases and a purported smoking and health class action. The judge's order directed the parties to select a mediator or special master in order to facilitate settlement discussions and also invited the federal government to join in the settlement discussions. Press reports have indicated that the judge would prefer to expand one of the pending cases, for settlement purposes only, into a nationwide class action on behalf of all injured smokers. Although Lorillard has advised the court that it believed it would be futile to pursue such an overall settlement, the court at a meeting of counsel on April 28, 2000, set forth its views on the subject and subsequently has ordered the parties to meet with the court to discuss the matter further. The Company does not undertake to provide updates of the status of any such discussions.

  Reimbursement Cases by Labor Unions - Approximately 25 reimbursement suits are pending in various federal or state courts in which the plaintiffs are labor unions, their trustees or their trust funds. Lorillard is a defendant in each of these suits. The Company is named as a defendant in two of them. Thirteen of the approximately 25 cases are on appeal from final judgments entered in defendants' favor by the trial courts. The Second, Third, Fifth, Seventh and Ninth Circuit Courts of Appeal have affirmed various rulings entered by trial courts that dismissed several of the labor union actions, and the U.S. Supreme Court has denied petitions for writ of certiorari that sought review of some of these decisions. Except for a case in which trial is scheduled to begin during November 2000, each of the cases pending before trial courts is in the pre-trial, discovery stage.

  CONTRIBUTION CLAIMS - In addition to the foregoing cases, nine cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action, although it has not received service of process of one of them. The Company is named as a defendant in four of the cases, although it has not received service of process of one of the actions. One of the cases is scheduled for trial during July 2000 and three of the cases are scheduled for trial during the first quarter of 2001. The remaining cases are in the pre-trial, discovery stage.

  FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 25 such cases are pending in federal and state courts against Lorillard. The Company is not named as a defendant in any of the pending actions. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Trials have been held in 14 such cases. Two of the trials have been held to date in 2000 and another two cases were tried in 1999. Juries have returned verdicts in favor of Lorillard in 10 of the 14 cases, including one of the cases tried to date in 2000 and one of the cases tried during 1999. Four verdicts have been returned in plaintiffs' favor.

  On March 6, 2000, the jury in the case of Carlson v. Lorillard, Inc., et al. (District Court, St. Louis County, Minnesota, filed October 1, 1996), returned a verdict in favor of Lorillard and Hollingsworth & Vose. Plaintiff did not file any post-trial motions and did not seek an appeal.

  On May 8, 2000, the jury in the case of Traverso v. Asbestos Defendants BHC, et al. (Superior Court, San Francisco County, California, filed October 27, 1997), awarded plaintiff $1.1 in actual damages. The case was settled prior to any determination of punitive damages. Lorillard was the only defendant in the case at trial.

  In the 1999 trial in which the jury returned a verdict in plaintiffs' favor, the plaintiffs were awarded $2.2 in actual damages. Lorillard has noticed an appeal from this verdict.

  CALIFORNIA BUSINESS AND PROFESSIONS CODE CASES - Two California cities, Los Angeles and San Jose, suing on behalf of the People of the State of California, have filed suits alleging cigarette manufacturers, including Lorillard, have violated a California statute, commonly known as "Proposition 65," by failing to warn California residents of the alleged health risks of environmental tobacco smoke. Plaintiffs in both suits further allege defendants violated certain provisions of the California Business and Professions Code. One other case that makes similar allegations against manufacturers of other types of tobacco products is pending. The three suits have been transferred to a coordinated proceeding in the Superior Court of San Diego County, California. The court has entered an order dismissing the "Proposition 65" claims but certain causes of action remain pending. The California Court of Appeals declined to review at this time the order that dismissed the "Proposition 65" claims. The three cases are set for trial on July 28, 2000.

OTHER TOBACCO-RELATED LITIGATION

Antitrust Cases

  Wholesalers and Direct Purchasers Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, have been named as defendants in eight separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. Some of the cases have not been served. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1988 in violation of the Sherman Act. The actions seek class certification on behalf of all domestic and international wholesalers similarly affected by such alleged conduct, and seek damages, injunctive relief and attorneys' fees.

  Approximately 25 suits are pending in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Some of the cases have not been served.

  Tobacco Growers Case - A purported class action on behalf of tobacco growers and quota holders has been filed against the major U.S. cigarette manufacturers and other affiliated entities in which the plaintiffs allege the defendants conspired through the Master Settlement Agreement and other related activities to displace the tobacco quota and price support system that is administered by the federal government; that the defendants misled plaintiffs into supporting their legislative and settlement positions; and that the defendants violated their alleged fiduciary obligation to represent plaintiffs' interests.

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

9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the three months ended March 31, 2000 and 1999.

      Results of operations for the first three months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------------

OVERVIEW

  Loews Corporation reported net operating income, excluding net investment gains and losses and accounting changes, for the quarter ended March 31, 2000 of $247.1 million or $2.43 per share compared to $172.4 million or $1.54 per share in 1999.

  Net operating income in 2000 includes charges (after taxes) at the Lorillard Tobacco subsidiary of $155.5 million or $1.53 per share, compared to $135.4 million or $1.21 per share in 1999, related to the settlement of tobacco litigation.

  Net income for the 2000 first quarter amounted to $183.6 million or $1.81 per share compared to $45.4 million or $.41 per share in the 1999 first quarter. Net income in the first quarter of 2000 includes net investment losses of $63.5 million or $.62 per share compared to net investment gains of $30.9 million or $.28 per share in the comparable period of the prior year. Net income in the first quarter of 1999 also includes a charge for accounting changes of $157.9 million or $1.41 per share, primarily related to accounting for insurance-related assessments at the CNA subsidiary.

  Gross revenues amounted to $4.7 billion in the first quarter of 2000, compared to $5.5 billion in the comparable period of the prior year.

  At March 31, 2000, the Company had a book value of $99.56 per share compared to a book value of $96.32 per share in 1999.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial
-------------

  Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 87.0% owned subsidiary of the Company.

Property and Casualty
---------------------

  The property and casualty segment is comprised of the following operating units of CNA: Agency Markets Operations, Risk Management, Specialty Operations, Global Operations, and Reinsurance Operations.

  Net written premiums for the property/casualty segment decreased $652.0 million for the first three months of 2000 as compared with the same period in 1999. This decline in net written premiums was primarily comprised of decreases in Agency Market Operations of $500.0 million, Specialty Operations of $98.0 million, Risk Management of $33.0 million, and Reinsurance Operations of $35.0 million. These decreases were partially offset by an increase in net written premiums for Global Operations of $14.0 million.

  The decrease in net written premiums of Agency Market Operations was primarily attributable to the transfer of the personal insurance line of business to Allstate on October 1, 1999. Net written premiums for the first quarter of 1999 include $478.0 million related to CNA Personal Insurance. Aside from the effects of the personal lines transaction, commercial insurance premiums declined slightly due to continued efforts to write and renew only profitable business and to obtain adequate rates.

  The decrease for Specialty Operations relates principally to active decisions to renew only profitable business. Net written premiums for Risk Management decreased as a result of CNA's decision to cede a larger portion of its direct premiums, as well as a sustained, intense reunderwriting focus. Reinsurance Operations also experienced a decrease in premiums that reflects decisions not to renew a number of contracts that do not meet profitability targets, particularly in the international treaty and domestic standard lines business units.

  The increase in net written premiums for Global Operations was a result of continued growth in surety, warranty and European operations, partially offset by a decrease in Canadian operations.

  Underwriting results improved $122.0 million for the first three months ended March 31, 2000 as compared with the same period in 1999. The combined ratio decreased 2.4 points for the property/casualty segment to 110.0% for the first quarter of 2000 as compared with the same period in 1999. This decrease is due to a decrease in the loss ratio of 3.7 points to 76.2% which is primarily attributable to the continued efforts to achieve rate adequacy, pricing and the shedding of unprofitable business. Offsetting the decrease in loss ratio was an increase in the expense ratio of 0.5 points to 32.7 % and an increase in the dividend ratio of 0.8 points to 1.1%. This expense ratio increase was related to expenses declining at a slower rate of 26% compared to the 28% decline in the premium base.

  Net operating income improved by $43.7 million for the first three months ended March 31, 2000 as compared with the same period in 1999. The net operating income improvements were primarily driven by improved underwriting results, partially offset by lower investment income and higher taxes.

Life
----

  Sales volume increased by $296.0 million in the first three months of 2000 as compared with the same period in 1999. Life Operations continued to have strong sales volume, particularly in retirement related products, such as its Index S&P 500 Plus and variable annuity products, as well as an increasing base of direct premiums for life and long-term care. Sales volume is a cash-based measure which includes premium and annuity considerations, investment deposits, and other sales activity that are not reported as premium under generally accepted accounting principles.

  Net earned premium for Life Operations increased 4% to $212.0 million for the first three months of 2000 as compared to $203.0 million in the same period in 1999. The increase was the result of strong growth in term products, associated with an increase of pre-Regulation XXX sales, sales of long-term care, and sales of annuities in Chile.

  Net operating income for the first three months of 2000 was $4.2 million higher than net operating income for the same period in 1999. This increase was principally a result of strong earnings in retirement related and term products.

Group
-----
  Group Operations net earned premiums for the three months ended March 31, 2000 increased $16.0 million as compared with the same period in 1999. This increase in earned premiums is primarily attributable to continued growth in the life reinsurance business.

  Net operating income for the first quarter of 2000 was $6.8 million as compared with $2.5 million for the same period in 1999. This increase in net operating income year-over-year was attributable to decreased restructuring and other costs from having exited the Employer Health and Affinity business in 1999.

Other Insurance
---------------

  The Other Insurance segment results consist of interest expense on corporate borrowings, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guarantee insurance contracts, and certain non-insurance operations.

  Net operating loss increased slightly to a loss of $51.1 million for the first three months of 2000 as compared with the same period during 1999.

Lorillard
---------

  Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

Operating Results

  Revenues and net income increased by $85.3 and $31.5 million, or 9.3% and 25.4%, for the three months ended March 31, 2000, respectively, as compared to the corresponding period of the prior year.

  The increase in revenue is primarily composed of an increase of approximately $127.3 million, or 14.0%, due to higher average unit prices, including $47.6 million from the increase in federal excise tax, partially offset by a decrease of approximately $50.2 million, or 5.5%, reflecting lower unit sales volume for the three months ended March 31, 2000, as compared to the corresponding period of the prior year.

  Net income for the three months ended March 31, 2000 and 1999 includes pre-tax charges of $260.1 and $226.4 million ($155.5 and $135.4 million after taxes), respectively, related to the settlement of tobacco litigation.

  Lorillard's unit sales volume decreased by 4.0%, while Newport's unit sales volume increased by 5.9% as a result of increased promotional activities for the three months ended March 31, 2000, as compared to the corresponding period of the prior year. The decrease in Lorillard's overall unit sales volume reflects lower unit sales of its Maverick and Old Gold brands in the discount market segment. This decline reflects reduced sales promotion activities for these brands in 2000, as compared to the prior year. Overall industry unit sales volume is up by 4.7% through March 31, 2000.

  Newport's market share was 7.7% at March 31, 2000 and December 31, 1999. Newport, a full price brand, accounted for 77.5% of Lorillard's unit sales. Discount brand sales have decreased from an average of 31.4% of industry sales during 1994 to an average of 25.0% during 1999. At March 31, 2000, they represented 24.7% of industry sales.

  Lorillard recorded pre-tax charges of $260.1 and $226.4 million for the three months ended March 31, 2000 and 1999, respectively, to accrue its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. Funds required to meet the industry payment obligations have been provided by Lorillard's operating activities. See Note 8 of the Notes to Consolidated Condensed Financial Statements in Part I.

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

Loews Hotels
------------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues increased by $18.1 million, or 30.0%, and income before cumulative effect of a change in accounting principles increased by $7.6 million for the three months ended March 31, 2000, as compared to the corresponding period of the prior year.

  Revenues and income increased primarily due to higher overall average room rates and increased occupancy rates, and the addition of the Loews Coronado Bay Hotel acquired in January 2000, partially offset by the sale of two hotel properties in December 1999.

Diamond Offshore
----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 52% owned subsidiary of the Company.

  Revenues and net income decreased by $45.9 and $11.7 million, or 19.4% and 45.9%, respectively, for the three months ended March 31, 2000, as compared to the corresponding period of the prior year. Revenues and net income include a gain from the sale of a drilling rig of $14.0 and $4.7 million, respectively, for the three months ended March 31, 2000.

  Revenues from high specification floaters and other semisubmersible rigs decreased by $58.0 million, or 24.5%, due primarily to a decline in dayrates ($55.6 million) and lower utilization rates ($7.1 million) for the three months ended March 31, 2000, as compared to the corresponding period of the prior year. Revenues from jackup rigs decreased by $3.1 million, or 1.3%, due to the sale of the Ocean Scotian ($7.8 million) and a decline in dayrates ($2.9 million), partially offset by increased utilization rates ($7.6 million).

  Net income for the three months ended March 31, 2000 decreased due primarily to the lower overall utilization rates and dayrates discussed above.

Bulova
------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Revenues and net income increased by $6.1 and $.5 million, or 20.2% and 22.7%, respectively, for the three months ended March 31, 2000, as compared to the corresponding period of the prior year. Revenues increased due primarily to higher unit sales volume. Net income increased due to a higher gross margin reflecting Bulova's efforts to achieve its price targets based on purchasing costs, partially offset by higher brand support and advertising expenses.

Corporate
---------

  Corporate operations consist primarily of investment income, including investment gains (losses) from the Company's investment portfolio, as well as corporate interest expenses and other corporate overhead costs.

  The components of investment gains (losses) included in Corporate operations are as follows:


                                                            Three Months Ended
                                                                 March 31,
                                                           -------------------
                                                             2000        1999
                                                           -------------------
                                                               (In millions)

Revenues:
  Derivative instruments (1) . . . . . . . . . . . .       $(111.6)   $(107.5)
  Fixed maturities . . . . . . . . . . . . . . . . .           2.3        (.4)
  Equity securities, including short positions (1) .         (60.9)     (41.6)
  Short-term investments, primarily U.S. government
   securities  . . . . . . . . . . . . . . . . . . .          (1.5)       8.5
                                                           -------------------
                                                            (171.7)    (141.0)
Income tax (expense) benefit . . . . . . . . . . . .          60.1       49.3
                                                           -------------------
     Net income (loss) . . . . . . . . . . . . . . .       $(111.6)   $ (91.7)
                                                           ===================

  (1) Includes losses on short sales, equity index futures and options aggregating $142.0 and $148.1, for the three months ended March 31, 2000 and 1999, respectively. The Company continues to maintain certain of these positions. See Item 3, "Quantitative and Qualitative
Disclosures About Market Risk."

  Exclusive of securities transactions, revenues were unchanged and net income decreased $4.8 million for the three months ended March 31, 2000, as compared to the corresponding period of the prior year, due primarily to losses from the Company's investment in shipping operations in the current year, compared to income in the prior year.

Liquidity and Capital Resources:
-------------------------------

CNA Financial
-------------

  The principal operating cash flow sources of CNA's property/casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the three months ended March 31, 2000, net cash used in operating activities was $449.0 million as compared with a net cash inflow of $98.0 million for the same period in 1999. The significant increase in net cash used in operating activities for the first quarter of 2000 was attributable to cash outflows of increased paid claims of approximately $200.0 million, an accelerated benefit plan funding of approximately $130.0 million, and no current quarter counterpart to the cash inflow generated by Personal Insurance in 1999 which approximated $100.0 million.

  For the three months ended March 31, 2000, net cash inflows from investment activities was $629.0 million as compared with $76.0 million for the same period in 1999. Cash flows from investing activities were principally related to purchases and sales of invested assets. Cash inflows increased from the prior year as invested asset sales increased primarily to fund operating cash shortfalls.

  For the three months ended March 31, 2000, net cash used in financing activities was $154.0 million as compared with $36.0 million for the same period in 1999. Cash flows from financing activities include proceeds from the issuance of debt or equity, outflows for dividends or repayment of debt, and outlays to reacquire equity instruments. Cash outflows increased from the prior year due to a $79.0 million redemption of preferred stock, a $30.0 million buyback of CNA common stock and an increase in the surrender of deferred annuities by policyholders.

  On March 8, 2000, CNA announced that it is exploring the sale of its individual life insurance and life reinsurance businesses. At this time, a buyer has not been identified. As expected, several of the major rating agencies placed their ratings of the Continental Assurance Company Pool under review as a result of this announcement. When an insurance company experiences a significant event which might be pertinent to its financial strength rating or claims-paying ability rating, the major rating agencies generally place that company's rating under special review. Such events may include merger, sale, recapitalization, regulatory action, or other significant event.

  On March 20, 2000, CNA announced that Continental Casualty Company ("CCC"), a wholly owned subsidiary, proposed to CNA Surety Corporation a cash tender offer at $13.00 per share for all shares of CNA Surety common stock not already owned by CCC and its affiliates. CCC and its affiliates currently own approximately 63 percent of the outstanding shares of CNA Surety common stock. This tender offer, if accepted by the minority shareholders of CNA Surety Corporation, will result in a cash outlay of approximately $220.0 million.

Lorillard
---------

  Lorillard and other cigarette manufacturers continue to be confronted with an increasing level of litigation and regulatory issues. Approximately 1,330 product liability cases are pending against U.S. cigarette manufacturers. Lorillard is a defendant in approximately 930 of these cases and the Company is a defendant in approximately 32 of these cases. Plaintiffs claim substantial compensatory and punitive damages in amounts ranging into the billions of dollars.

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States beginning in 1998 and continuing in perpetuity. See "Results of Operations" and Note 8 of the Notes to Consolidated Condensed Financial Statements for additional information regarding this settlement and litigation generally.

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

Loews Hotels
------------

  Loews Hotels is developing two hotels with its partners at Universal Orlando in Florida, the first of which is scheduled to open in December 2000.

  Capital expenditures in relation to these hotel projects are being funded by a combination of equity and mortgages.

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore
----------------

  Diamond Offshore expects improvements in the high specification floater and jack-up markets as the industry focus appears to be on deepwater and quick turnaround gas wells. The high specification market has been flat over the last several quarters, but Diamond Offshore has been able to keep most of its rigs in this category working despite the completion of long-term contracts for some of its rigs. Diamond Offshore's strategy is to work these rigs on short-term contracts at the current rates until the market tightens and dayrates improve. Diamond Offshore expects improved operating results in the second quarter for its jack-up fleet as dayrates and utilization continue to improve.

  Diamond Offshore is less optimistic concerning the market for its other semisubmersibles despite significant improvements in product prices over the last year. The results for Diamond Offshore's other semisubmersibles were slightly down in the first quarter of 2000 and are expected to decline further in the next quarter. Two long-term contracts previously committed at dayrates in excess of current market rates will expire during the second quarter of 2000. Renewal rates are expected to be weak going forward into the next several quarters. In addition, a number of Diamond Offshore's other semisubmersible rigs are idle in various parts of the world.

  Historically, the offshore contract drilling industry has been highly competitive and cyclical, and Diamond Offshore cannot predict the extent to which current conditions may or may not continue. However, with the high level of product prices, there is continued optimism that oil and gas companies will increase their spending on exploration and development in the long term resulting in increased utilization levels and dayrates for offshore drilling rigs.

  During the three months ended March 31, 2000, Diamond Offshore purchased 308,800 shares of its outstanding Common Stock at an aggregate cost of approximately $8.5 million. Depending on market conditions, Diamond Offshore from time to time purchases additional shares in the open market or otherwise.

Bulova
------

  Funds from operations continue to exceed operating requirements. Bulova's cash and cash equivalents, and investments amounted to $48.1 million at March 31, 2000, as compared to $34.1 million at December 31, 1999. Funds for other capital expenditures and working capital requirements are expected to be provided from operations.

Majestic Shipping
-----------------

  As previously reported in the Company's 1999 Annual Report on Form 10-K, a subsidiary and an affiliate of the Company have entered into agreements for newbuilding of six supertankers. A subsidiary of the Company also has options for newbuilding of two additional supertankers. Should the subsidiary exercise its options, the total cost of the eight ships is estimated to amount to approximately $700.0 million. The financing for these ships will be provided by bank debt supported by the Company.

Parent Company
--------------

  During the three months ended March 31, 2000, the Company purchased 5,533,900 shares of its outstanding Common Stock at an aggregate cost of approximately $288.7 million. Depending on market conditions, the Company from time to time purchases additional shares in the open market or otherwise.

Investments:
-----------

  Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments, and are carried at fair value. Equity securities, which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value which approximated carrying value at March 31, 2000 and December 31, 1999.

  The Company enters into short sales and invests in certain derivative instruments for a number of purposes, including; (i) for its asset and liability management activities, (ii) for income enhancements for its portfolio management strategy, and (iii) to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction than what management expects, significant losses may occur.

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

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex, nor do these instruments contain imbedded leverage features which would expose the Company to a higher degree of risk. See "Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" for additional information with respect to derivative instruments, including recognized gains and losses on these instruments. See also Note 4 of the Notes to Consolidated Financial Statements in the 1999 Annual Report on Form 10-K.

Insurance
---------

  A summary of CNA's general account investments, at carrying value, are as follows:


                                                                     Change in
                                                                    Unrealized
                                            March 31,   December 31,   Gains
                                               2000        1999       (Losses)
                                            ----------------------------------
                                                      (In millions)

Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies .     $ 7,527.0   $ 8,318.0     $ 164.0
  Asset-backed securities . . . . . . .       6,196.0     7,039.0        37.0
  Tax exempt securities . . . . . . . .       4,019.0     4,396.0        72.0
  Taxable securities  . . . . . . . . .       8,253.0     7,365.0         2.0
  Redeemable preferred stock  . . . . .          50.0       130.0       (72.0)
                                            ---------------------------------
     Total fixed maturity securities  .      26,045.0    27,248.0       203.0
Equity securities . . . . . . . . . . .       3,550.0     3,610.0      (157.0)
Short-term and other investments  . . .       7,075.0     4,702.0       (48.0)
                                            ---------------------------------
     Total  . . . . . . . . . . . . . .      36,670.0    35,560.0        (2.0)
                                            =================================

                                        35


                                             March 31,   December 31,
                                               2000        1999
                                            -------------------------
                                                  (In millions)


Short-term and other investments:
  Commercial paper  . . . . . . . . . .       4,780.0     1,988.0
  Money market funds  . . . . . . . . .         408.0       904.0
  U.S. Treasury securities  . . . . . .         128.0        41.0
  Others  . . . . . . . . . . . . . . .         407.0       422.0
Other investments . . . . . . . . . . .       1,352.0     1,347.0
                                            ---------------------
     Total short-term and other
      investments . . . . . . . . . . .     $ 7,075.0   $ 4,702.0
                                            =====================

  CNA's general investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

  A primary objective in the management of the fixed maturity portfolio is to maximize total return relative to underlying liabilities and appropriate market benchmarks. In achieving this goal, assets may be sold to take advantage of market conditions, other investment opportunities and credit and tax considerations. This activity will produce realized gains and losses depending on then-current interest rates.

  Total net unrealized gains of the general account investments for the first quarter of 2000 was $1,820.0 million down slightly from $1,822.0 million in the first quarter of 1999. The unrealized position at the first quarter of 2000 was composed of an unrealized loss of $496.0 million for fixed maturities, an unrealized gain of $2,300.0 million for equity securities, and an unrealized gain of $16.0 million for other invested assets.

  CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 93.7% and 94.2% of which are rated as investment grade at March 31, 2000 and December, 31, 1999, respectively.

  High yield securities are bonds rated as below investment grade (below BBB) by bond rating agencies, and other unrated securities which, in the opinion of management, are below investment grade. High yield securities generally involve a greater degree of risk than investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions in the underlying insurance products. CNA's concentration in high yield bonds was 6.3% and 5.8% of its total investments as of March 31, 2000 and December 31, 1999, respectively.

  Included in CNA's fixed maturity securities at March 31, 2000 are $6.2 billion of asset-backed securities, at fair value, consisting of approximately 23.5% in U.S. government agency issued pass-through certificates and corporate mortgage-backed pass-through certificates ("MBs"), 58.6% in collateralized mortgage obligations ("CMOs"), and 17.9% in corporate asset-backed obligations. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

  CMOs/MBs are subject to prepayment risks that tend to vary with changes in interest rates. During periods of declining interest rates, CMOs/MBs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments generally slow, which may result in a decrease in yield as a result of the slower prepayments. CNA limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in structured classes. CNA avoids investments in complex mortgage derivatives without readily ascertainable market prices. At March 31, 2000, net unrealized losses on asset-backed securities within the general account portfolio were approximately $177.0 million compared to $214.0 million at December 31, 1999.

  CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk).

  CNA considers the derivatives in its general account to be held for purposes other than trading. Derivative securities, except for interest rate swaps associated with certain corporate borrowings, are recorded at fair value at the reporting date. The interest rate swaps on corporate borrowings are accounted for using accrual accounting with the related income or expense recorded as an adjustment to interest expense; adjustments to fair value are not recognized. Derivatives in certain separate accounts are held for trading purposes. CNA uses these derivatives to mitigate the risk of the contract liability relating to Index 500 Plus group annuity contract exposure. Changes in fair value of Index 500 Plus separate account derivatives held for trading purposes are reported as a component of net operating income.

  CNA's largest equity holding in a single issuer is Global Crossing, Ltd. ("Global Crossing") common stock. As of March 31, 2000, CNA owned 36.1 million shares of Global Crossing valued at approximately $1.48 billion, representing approximately 4.5% of Global Crossing's outstanding common stock. During the first quarter of 2000, CNA entered into option agreements intended to hedge market risk associated with approximately 19.3 million shares of Global Crossing. These option agreements were negotiated as zero cost collars in which CNA purchased put options and sold call options on Global Crossing common stock. At March 31, 2000, the weighted average exercise prices were $51.70 and $65.40 on the put options and call options, respectively, subject to adjustments on the call options under certain limited circumstances. The options expire in the first half of 2002 and are only exercisable on their expiration dates. CNA has elected hedge accounting treatment for these transactions. At March 31, 2000, CNA had an unrealized capital gain of $1.59 billion on the Global Crossing common stock and related collars, which was a $176.0 million decrease from December 31, 1999. The net decrease in unrealized gains consisted of a $343.0 million decrease in unrealized gain on CNA's Global Crossing common stock, partially offset by a $167.0 million unrealized gain from the collars.

  Because CNA's holdings of Global Crossing were not acquired in a public offering, the shares may not be sold to the public unless the sale is registered or exempt from the registration requirements of the Securities Act of 1933 (the "Act"). Such exemptions include sales pursuant to Rule 144 under the Act. CNA currently has the right, other than as discussed below, to require Global Crossing to register under the Act up to 25% of its original holdings, and beginning on August 13, 2000, to require Global Crossing to register up to an additional 25% of its original holdings.

  On March 31, 2000, CNA entered into an agreement (the "Lockup") with Global Crossing's underwriters which restricts the direct or indirect sale of approximately 10.4 million of CNA's Global Crossing shares. The Lockup expires on May 25, 2000. CNA's rights to require Global Crossing to register securities under the Act, as mentioned above, are suspended during the term of the Lockup.

  During the first quarter of 2000, CNA also experienced a net decrease in unrealized gains of $73.0 million on its position in Canary Wharf Group plc common stock, which was valued at $549.0 million on March 31, 2000. This decrease was attributable to the sale of shares that generated a $33.0 million realized gain and a $40.0 million decrease in unrealized gains on the remaining 95 million shares of Canary Wharf.

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

  The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke, legislation, including actual and potential excise tax increases, increasing marketing and regulatory restrictions, governmental regulation, privately imposed smoking restrictions, litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the general understandings of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing, and the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. Developments in any of these areas, which are more fully described elsewhere in this Report could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  The Company is a large diversified financial services company. As such, it has significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the income statement. Market risk exposure is presented for each class of financial instrument held by the Company at March 31, 2000 and December 31, 1999, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.
  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.


Trading portfolio:

                                    Fair Value
Category of risk exposure:       Asset (Liability)           Market Risk
------------------------------------------------------------------------------
                              March 31,  December 31,  March 31,  December 31,
                                2000         1999        2000         1999
------------------------------------------------------------------------------
(In millions)

Equity markets (1):
  Equity securities            $ 188.7     $ 225.0      $  47.0     $   57.0
  Options purchased              186.0       188.9       (170.0)      (154.0)
  Options written                (26.0)      (25.8)        13.0         10.0
  Index based futures-long                                 13.0         51.0
  Index based futures-short                                (3.0)        (6.0)
  Short sales                   (386.8)     (218.5)       (97.0)       (55.0)
  Separate Accounts -
   Equity securities              25.4        19.0         (6.0)        (5.0)
  Separate Accounts -
   Equity index futures (a)                              (288.0)      (261.0)
Interest rate (2):
  Futures-long                                             44.0         18.0
  Futures-short                                           (18.0)       (48.0)
  Separate Accounts -
   Fixed maturity securities     361.0       333.0        (11.0)       (12.0)
Commodities:
  Gold (3):
    Options purchased             17.0        15.6        (17.0)       (14.0)
    Options written               (5.4)       (5.2)         5.0          5.0
------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) an increase in equity prices of 25%, (2) a decrease in interest rates of 100 basis points and (3) an increase in gold prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a) This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

  The most significant areas of market risk in the Company's trading portfolio result from positions held in S&P futures contracts, short sales of certain equity securities and put options purchased on the S&P 500 index. The Company enters into these positions primarily to benefit from anticipated future movements in the underlying markets that Company management expects to occur.
If such movements do not occur or if the market moves in the opposite direction from what management expects, significant losses may occur. At March
31, 2000, the Company continued to maintain certain of these positions.

  Exposure to market risk is managed and monitored by senior management.
Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The
Company may manage risk by buying or selling instruments or entering into offsetting positions.

Other than trading portfolio:



                                    Fair Value
Category of risk exposure:       Asset (Liability)           Market Risk
------------------------------------------------------------------------------
                              March 31,  December 31,  March 31,  December 31,
                                2000         1999        2000         1999
------------------------------------------------------------------------------
(In millions)

Equity market (1):
  Equity securities:
   General accounts (a)        $ 3,359.4   $ 3,609.6   $  (840.0)   $  (902.0)
   Separate accounts               263.6       240.0       (60.0)       (60.0)
Interest rate(2):
  Fixed maturities (a)          26,569.5    27,924.4    (1,281.0)    (1,286.0)
  Short-term investments (a)     9,758.5     7,317.8        (3.0)        (2.0)
  Other derivative securities      195.4        16.0       (19.0)        16.0
  Separate Accounts (a):
    Fixed maturities             2,781.9     2,927.0      (101.0)      (115.0)
    Short-term investments          97.8        59.0
  Long-term debt                (5,568.7)   (5,292.0)
------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a) Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(365.7) and $(673.0) at March 31, 2000 and December 31, 1999, respectively.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices that affect the value of equity securities or instruments that derive their value from such securities or indexes.

  Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at March 31, 2000 and December 31, 1999, with all other variables held constant.

  Interest Rate Risk - The Company has exposure to interest rate risk, arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. The Company monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates. The evaluation is made using an instantaneous change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of the Company's investments and the resulting effect on shareholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices which the Company believes are reasonably possible over a one-year period.

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on March 31, 2000 and December 31, 1999 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

  The Company's long-term debt, including interest rates swap agreements, as of March 31, 2000 and December 31, 1999 are denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $308.1 and $301.7 million at March 31, 2000 and December 31, 1999, respectively. A 100 basis point decrease would result in an increase in market value of $342.6 and $335.9 million at March 31, 2000 and December 31, 1999, respectively.

  The sensitivity analysis assumes an instantaneous shift in market interest rates increasing 100 basis points from their levels at March 31, 2000 and December 31, 1999, with all other variables held constant.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Marks, Chilean Pesos, Argentinean Pesos and Japanese Yen. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at March 31, 2000 and December 31, 1999, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in oil swaps and options, gold options and other investments. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% for oil and gold, and 10% in the value of other underlying commodities.

                               PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

  1. CNA is involved in various lawsuits involving environmental pollution claims and litigation with Fibreboard Corporation. Information involving such lawsuits is incorporated by reference to Note 8 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2. As noted in Item 3 Legal Proceedings of the Company's Report on Form 10-K for the year ended December 31, 1999, Lorillard is defendant in various lawsuits seeking damages for cancer and health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information involving such lawsuits is incorporated by reference to such Item 3 Legal Proceedings. Material developments in relation to the foregoing are described below and incorporated by reference to Note 8 of the Notes to Consolidated Condensed Financial Statements in Part I.

CONVENTIONAL PRODUCT LIABILITY CASES -

  On March 20 and 27, 2000, a jury in the Superior Court of San Francisco County, California, returned verdicts in favor of the plaintiffs and against the two cigarette manufacturing defendants in the case of Whiteley v. Raybestos-Manhattan, Inc., et al. The jury awarded plaintiffs $1.7 in actual damages and $20.0 in punitive damages, from the two cigarette manufacturers, Philip Morris and R.J. Reynolds. Philip Morris and R.J. Reynolds have filed motions for judgment notwithstanding and for new trial the verdict. The court has not ruled on the motions to date. Neither the Company nor Lorillard were defendants in the case.

  Trial is proceeding against Lorillard and the other major U.S. cigarette manufacturers, The Tobacco Institute and the Council for Tobacco Research in the Supreme Court of Kings County, New York, in the case of Anderson v. American Tobacco, et al.

CLASS ACTIONS -

  Trial began during July 1998 in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). Prior to trial, plaintiffs were granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who allege injury or have died from medical conditions caused by their addiction to cigarettes containing nicotine. Plaintiffs seek actual damages and punitive damages estimated to be in the billions of dollars. Plaintiffs also seek equitable relief including, but not limited to, a fund to enable Florida smokers' medical condition to be monitored for future health care costs, attorneys' fees, and court costs. Defendants are the major U.S. cigarette manufacturers, including Lorillard, the parent company of one of the manufacturers, The Tobacco Institute and the Council for Tobacco Research. The Company is not a defendant in the case. See Note 8 of the Notes to Consolidated Condensed Financial Statements, included in Part I, for a discussion of the verdicts and certain other developments in this case.

  In the case of Avallone v. The American Tobacco Company, Inc., et al. (Superior Court, Middlesex County, New Jersey, filed April 23, 1998), the Appellate Division of the New Jersey Superior Court has rejected plaintiffs' attempts to appeal at this time the trial court's order that denied plaintiffs' motion for class certification.

  In the case of Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court has denied plaintiffs? motion for class certification on behalf of California residents who began smoking cigarettes before September 1, 1988, and who smoked at least 15 packages of cigarettes each year.

  In the case of Daniels v. Philip Morris Companies, Inc., et al. (Superior Court, San Diego County, California, filed April 2, 1998), the court has denied plaintiffs' motion for class certification. Plaintiffs sought class certification on behalf of California residents who as minors smoked cigarettes on or after April 2, 1994.

  In the case of Richardson v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 24, 1996), the Maryland Court of Special Appeals has heard re-argument of defendants' appeal from the class certification order entered by the trial court.

  In the case of Taylor v. The American Tobacco Company, et al. (Circuit Court, Wayne County, Michigan, filed May 23, 1997), plaintiffs have voluntarily dismissed the case with prejudice.

  The following Class Actions have been filed:

  The case of Force v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, Southern District, Illinois, filed March 29, 2000).

  The case of Decie v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed April 21, 2000). To date, none of the defendants have received service of process.

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

  State of Alabama (by Governor James) v. The American Tobacco Company, et al. (Circuit Court, Montgomery County, Alabama, filed November 12, 1998).

  State of Arizona v. The American Tobacco Company, et al. (Superior Court, Maricopa County, Arizona, filed August 20, 1996).

  In the case of The Republic of Guatemala v. The Tobacco Institute, Inc., et al. (U.S. District Court, District of Columbia, filed May 11, 1998), the court granted defendants' motion to dismiss the case. Plaintiff has noticed an appeal to the U.S. Court of Appeals for the District of Columbia. Neither the Company nor Lorillard are defendants in this matter.

  In the case of Ukraine v. American Brands, Inc., et al. (U.S. District Court, District of Columbia, filed November 19, 1999), the court has granted defendants' motion to dismiss the complaint. Plaintiff has noticed an appeal to the U.S. Court of Appeals for the District of Columbia. The Company is a defendant in the case.

  The following additional Governmental Reimbursement Case has been filed:

  The case of State of Espirito Santo, Brazil, et al. v. The Brooke Group Ltd., Inc., et al. (U.S. District Court, Southern District, Florida, filed March 20, 2000). The Company is a defendant in the case.

Reimbursement Cases filed by Private Citizens:

  In the case of Beckom v. The American Tobacco Company, et al. (Chancery Court, Monroe County, Tennessee, filed May 8, 1997). the U.S. Court of Appeals for the Sixth Circuit affirmed the ruling by the U.S. District Court for the Eastern District of Tennessee that dismissed the action due to plaintiffs? lack of standing to pursue claims in federal court, but it remanded the case to the trial court with directions that the case be remanded to the Chancery Court of Monroe County, Tennessee, in order to determine whether any of plaintiffs? state law claims survive. The Company is a defendant in the case.

  In the case of The State of North Carolina, et al. v. The American Tobacco Company, et al. (U.S. District Court, Middle District, North Carolina, filed February 13, 1998), the court has entered the parties? stipulation dismissing the case without prejudice.

Reimbursement Cases filed by Private Companies and Health Plans:

  In the case of Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 29, 1998), the court has continued the trial date to September 11, 2000.

  In the case of Group Health Plan, Inc., et al. v. Philip Morris
Incorporated, et al. (U.S. District Court, Minnesota, filed March 11, 1998), the court has certified to the Minnesota Supreme Court certain questions to enable it to determine whether to grant in its entirety defendants? motion to dismiss the complaint.

  In the case of Health Care Services Corporation, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Northern District, Illinois, filed April 29, 1998), the United States Court of Appeals for the Seventh Circuit affirmed the trial court?s final judgment in favor of the defendants. The Seventh Circuit Court of Appeals denied plaintiffs? motion for rehearing and for rehearing en banc. The time for plaintiffs to seek additional appellate review of the decision has not expired.

Reimbursement Cases filed by Labor Unions:

  In the case of Day Care Council - Local 205 D.C. 1707 Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed December 8, 1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint.

  In the case of Eastern States Health and Welfare Fund, et al. v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed July 28,
1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint.

  In the case of IBEW Local 25 Health and Benefit Fund v. Philip Morris, Inc. et al. (Supreme Court, New York County, New York, filed November 25, 1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint.

  In the case of IBEW Local 363 Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint.

  In the case of Local 138, 138A and 138B International Union of Operating Engineers Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint.

  In the case of Local 840, International Brotherhood of Teamsters Health and Insurance Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint.

  In the case of Local 1199 Home Care Industry Benefit Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed December 8,
1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint.

  In the case of Local 1199 National Benefit Fund for Health and Human Services Employees v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed December 8, 1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint.

  In the case of Long Island Council of Regional Carpenters Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint.

  In the case of Massachusetts Laborers Health and Welfare Fund v. Philip Morris Inc., et al. (U.S. District Court, Massachusetts, filed June 2, 1997), plaintiffs voluntarily dismissed the case without prejudice.

  In the case of National Asbestos Workers, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed February 27, 1998), the court has continued the trial date to November 13, 2000. The Company is a defendant in the case.

  In the case of New Mexico and West Texas Multi-Craft Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed October 10, 1997), plaintiffs have voluntarily dismissed their appeal with prejudice.

  In the case of Operating Engineers Local 12 Health and Welfare Trust, et al.
v. American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 16, 1997; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), the court granted the plaintiffs? motion to voluntarily dismiss the case during April 2000. Plaintiffs have noticed an appeal to the California Court of Appeals, contending that the trial court's interlocutory rulings limited their claims. The case had been transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California.

  In the case of Puerto Rican ILGWU Health & Welfare Fund v. Philip Morris Inc., et al. (Supreme Court, New York County, New York, filed September 17,
1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint.

  In the case of Utah Laborers Health & Welfare Trust Fund, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Utah, Central Division, filed June 4, 1998), plaintiffs have voluntarily dismissed the case with prejudice. The Company is a defendant in the case.

The following additional reimbursement case has been filed by labor unions:

  Obra Social de Empleados de la Marina Mercante, et al. v. The American Tobacco Company, et al. (Superior Court, District of Columbia, filed March 8,
2000).

A motion for reinstatement has been filed in the following labor union reimbursement case:

  Connecticut Pipe Trades, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Connecticut, filed July 1, 1997). Plaintiffs voluntarily dismissed the case during September 1998 but filed a motion to reinstate the case during April 2000. Defendants have filed an opposition to the attempted reinstatement.

CONTRIBUTION CLAIMS -

  In the case of Falise, et al. v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed November 12, 1999), the court has continued the trial date to July 5, 2000.

  In the case of H.K. Porter Company v. B.A.T Industries, PLC, et al. (U.S. District Court, Eastern District, New York, filed June 19, 1998), the court has continued the trial date to January 2001.

  In the case of Raymark Industries v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed January 30, 1998), the court has continued the trial date to March 2001.

FILTER CASES -

  In the case of Carlson v. Lorillard, Inc., et al. (District Court, St. Louis County, Minnesota, filed October 1, 1996), the jury returned a verdict in favor of Lorillard and Hollingsworth & Vose during March 2000. Plaintiff did not file any post-trial motions and did not seek an appeal.

  In the case of Traverso v. Asbestos Defendants BHC, et al. (Superior Court, San Francisco County, California, filed October 27, 1997), the jury awarded plaintiff $1.1 million in actual damages. The case was settled prior to any determination of punitive damages. Lorillard was the only defendant in the case at trial.

OTHER TOBACCO-RELATED LITIGATION

  Anti-trust cases -

  The following anti-trust cases have been served:

  The case of Smith v. Philip Morris Companies, Inc., et al. (District Court, Seward County, Kansas, filed February 7, 2000). The Company is a defendant in the case.

  The case of Nierman v. Philip Morris Companies, Inc., et al. (Supreme Court, New York County, New York, filed March 6, 2000). The Company is a defendant in the case but has not received service of process.

  The case of Belch v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed April 11, 2000). The Company is a defendant in the case but has not received service of process to date.

  The case of Belmonte v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed April 11, 2000. The Company is a defendant in the case but has not received service of process to date.

  The case of Swanson v. Philip Morris Companies, Inc., et al. (Circuit Court, Hughes County, South Dakota, filed April 18, 2000). The Company is a defendant in the case.

  In the case of Rowlen v. Philip Morris Companies, et al. (U.S. District Court, Southern District, filed February 16, 2000), plaintiffs have voluntarily dismissed the case. The Company was a defendant in the case.

  In the case of Vetter v. Philip Morris Companies, Inc., et al. (Circuit Court, Hughes County, South Dakota, filed February 22, 2000), plaintiffs have voluntarily dismissed the case. The Company was a defendant in the case.

  Wholesalers and Other Direct Purchasers Suits -

  The following suits filed by wholesalers and other direct purchasers of cigarettes have been served:

  The case of I. Goldschlack Company v. Philip Morris Companies, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed March 9, 2000). The Company is a defendant in the case.

  The case of Suwanee Swifty Stores, Inc., et al. v. Philip Morris Companies, Inc., et al. (U.S. District Court, Northern District, Georgia, filed March 14,
2000). The Company is a defendant in the case.

  The case of Holiday Markets, Inc., et al. v. Philip Morris Companies, Inc., et al. (U.S. District Court, Northern District, Georgia, filed March 17,
2000). The Company is a defendant in the case.

  The case of Marcus Distributors v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Illinois, filed April 25, 2000). The Company is a defendant in the case.

  Tobacco Growers Suit:

  In the case of DeLoach v. Philip Morris Companies Inc., et al. (U.S. District Court, District of Columbia, filed February 16, 2000), plaintiffs have filed an amended complaint in which they no longer assert claims against the Company. Lorillard remains a defendant in the action.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

  (a)  Exhibits--

       (10.1) Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Peter W. Keegan.

       (10.2) First Amendment to Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Arthur L. Rebell.

       (27.1) Financial Data Schedule for the three months ended March 31,
       2000.

  (b) Current reports on Form 8-K--The Company filed a report on Form 8-K on March 17, 2000 containing the Company's consolidated financial statements for the year ended December 31, 1999.

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     LOEWS CORPORATION
                                                     -------------------------
                                                     (Registrant)





Dated:  May 12, 2000                             By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)

