Form 10-Q
period 2000-06-30
LOEWS CORP
filed 2000-08-07
CIK 60086

==============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000
                                -------------
                                        OR

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

                      Yes     X                       No
                          ---------                      ---------

          Class                                  Outstanding at July 31, 2000
--------------------------                       -----------------------------
Common stock, $1 par value                              98,614,000 shares
==============================================================================

                                      INDEX

Part I. Financial Information                                         Page No.
                                                                      --------

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      June 30, 2000 and December 31, 1999 . . . . . . . . . . . .          3

    Consolidated Condensed Statements of Income--
      Three and six months ended June 30, 2000 and 1999 . . . . .          4

    Consolidated Condensed Statements of Cash Flows--
      Six months ended June 30, 2000 and 1999 . . . . . . . . . .          5

    Notes to Consolidated Condensed Financial Statements  . . . .          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . .         29

  Item 3. Quantitative and Qualitative Disclosures about Market
    Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44

Part II. Other Information

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .         48

  Item 4. Submission of Matters to a Vote of Security Holders . .         58

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .         60

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
------------------------------------------------------------------------------
(Amounts in millions of dollars)                    June 30,     December 31,
                                                      2000             1999
                                                    --------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of
   $24,955.7 and $28,637.7 . . . . . . . . . .      $ 24,388.2      $27,924.4
  Equity securities, cost of $1,552.6 and
   $1,870.2  . . . . . . . . . . . . . . . . .         3,209.3        4,023.5
  Other investments  . . . . . . . . . . . . .         1,545.8        1,367.3
  Short-term investments . . . . . . . . . . .        11,034.4        7,317.8
                                                    --------------------------
     Total investments . . . . . . . . . . . .        40,177.7       40,633.0
Cash . . . . . . . . . . . . . . . . . . . . .           236.3          183.9
Receivables-net  . . . . . . . . . . . . . . .        15,273.7       13,528.7
Property, plant and equipment-net  . . . . . .         3,156.2        2,952.7
Deferred income taxes  . . . . . . . . . . . .           866.6          773.9
Goodwill and other intangible assets-net . . .           405.2          409.5
Other assets . . . . . . . . . . . . . . . . .         4,098.4        3,943.3
Deferred policy acquisition costs of insurance
 subsidiaries  . . . . . . . . . . . . . . . .         2,556.1        2,435.6
Separate Account business  . . . . . . . . . .         4,455.0        4,603.1
                                                    --------------------------
     Total assets  . . . . . . . . . . . . . .      $ 71,225.2      $69,463.7
                                                    ==========================

Liabilities and Shareholders' Equity:

Insurance reserves and claims  . . . . . . . .      $ 39,406.3      $39,164.7
Payable for securities purchased . . . . . . .         1,340.0          516.6
Securities sold under repurchase agreements  .         1,949.0        1,647.3
Long-term debt, less unamortized discount  . .         6,023.7        5,706.3
Other liabilities  . . . . . . . . . . . . . .         5,923.6        5,497.7
Separate Account business  . . . . . . . . . .         4,455.0        4,603.1
                                                    --------------------------
     Total liabilities . . . . . . . . . . . .        59,097.6       57,135.7
Minority interest  . . . . . . . . . . . . . .         2,163.2        2,350.3
Shareholders' equity . . . . . . . . . . . . .         9,964.4        9,977.7
                                                    --------------------------
     Total liabilities and shareholders'
      equity . . . . . . . . . . . . . . . . .      $ 71,225.2      $69,463.7
                                                    ==========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
------------------------------------------------------------------------------------------------
(In millions, except per share data)             Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ------------------------  -------------------------
                                                2000            1999       2000            1999
                                             ---------------------------------------------------
Revenues:
  Insurance premiums  . . . . . . . . . .    $2,777.4        $3,504.9  $ 5,546.3      $ 6,942.9
  Investment income, net of expenses  . .       578.9           573.8    1,137.1        1,138.2
  Investment gains  . . . . . . . . . . .       397.9            58.1      312.9          139.0
  Manufactured products (including excise
   taxes of $178.5, $132.0, $337.3 and
   $251.1)  . . . . . . . . . . . . . . .     1,150.2         1,030.6    2,163.7        1,960.6
  Other . . . . . . . . . . . . . . . . .       427.5           444.5      845.7          911.5
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .     5,331.9         5,611.9   10,005.7       11,092.2
                                             ---------------------------------------------------
Expenses:
  Insurance claims and policyholders'
   benefits   . . . . . . . . . . . . . .     2,348.0         2,970.2    4,691.1        5,851.0
  Amortization of deferred policy
   acquisition costs  . . . . . . . . . .       532.3           531.4      925.3        1,108.1
  Cost of manufactured products sold  . .       599.4           532.2    1,145.2        1,010.6
  Other operating expenses  . . . . . . .       902.9         1,023.9    1,868.0        2,093.8
  Interest  . . . . . . . . . . . . . . .        85.2            81.9      173.6          195.6
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .     4,467.8         5,139.6    8,803.2       10,259.1
                                             ---------------------------------------------------
                                                864.1           472.3    1,202.5          833.1
                                             ---------------------------------------------------
  Income tax  . . . . . . . . . . . . . .       300.9           160.2      415.1          259.7
  Minority interest   . . . . . . . . . .        52.6            57.8       93.2          115.8
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .       353.5           218.0      508.3          375.5
                                             ---------------------------------------------------
Income before cumulative effect of
 changes in accounting principles . . . .       510.6           254.3      694.2          457.6

Cumulative effect of changes in
 accounting principles-net  . . . . . . .                                                (157.9)
                                             ---------------------------------------------------
Net income  . . . . . . . . . . . . . . .    $  510.6        $  254.3  $   694.2      $   299.7
                                             ===================================================
Net income per share:
  Income before cumulative effect of
   changes in accounting principles . . .    $   5.17        $   2.33  $    6.93      $    4.14
  Cumulative effect of changes in
   accounting principles-net  . . . . . .                                                 (1.43)
                                             ---------------------------------------------------
Net income  . . . . . . . . . . . . . . .    $   5.17        $   2.33  $    6.93      $    2.71
                                             ===================================================
Cash dividends per share  . . . . . . . .    $    .25        $    .25  $     .50      $     .50
                                             ===================================================

Weighted average number of shares
 outstanding  . . . . . . . . . . . . . .        98.7           109.2      100.1          110.5
                                             ===================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
------------------------------------------------------------------------------------------------
(Amounts in millions)                                                Six Months Ended June 30,
                                                                        2000          1999
                                                                    ----------------------------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .        $    694.2       $    299.7
  Adjustments to reconcile net income to net cash provided by
   operating activities-net  . . . . . . . . . . . . . . . .              (1.1)           107.2
  Cumulative effect of changes in accounting principles  . .                              157.9
  Changes in assets and liabilities-net:
    Reinsurance receivable . . . . . . . . . . . . . . . . .          (1,184.4)           515.0
    Other receivables  . . . . . . . . . . . . . . . . . . .            (457.3)          (512.7)
    Prepaid reinsurance premiums . . . . . . . . . . . . . .             (86.9)          (136.5)
    Deferred policy acquisition costs  . . . . . . . . . . .            (134.0)          (155.2)
    Insurance reserves and claims  . . . . . . . . . . . . .             298.7            421.3
    Other liabilities  . . . . . . . . . . . . . . . . . . .             760.8            (97.8)
    Trading securities . . . . . . . . . . . . . . . . . . .             (60.5)           379.7
    Other-net  . . . . . . . . . . . . . . . . . . . . . . .             (49.6)           327.3
                                                                    ----------------------------
                                                                        (220.1)         1,305.9
                                                                    ----------------------------
Investing Activities:
  Purchases of fixed maturities  . . . . . . . . . . . . . .         (26,108.9)       (32,295.8)
  Proceeds from sales of fixed maturities  . . . . . . . . .          28,565.5         31,008.5
  Proceeds from maturities of fixed maturities . . . . . . .           1,132.8          1,639.4
  Change in securities sold under repurchase agreements  . .             301.7          2,303.7
  Purchases of equity securities . . . . . . . . . . . . . .            (952.0)          (375.5)
  Proceeds from sales of equity securities . . . . . . . . .           1,255.0            723.2
  Change in short-term investments . . . . . . . . . . . . .          (3,185.5)        (3,478.0)
  Purchases of property, plant and equipment . . . . . . . .            (415.7)          (339.7)
  Purchases of subsidiary common stock . . . . . . . . . . .                              (39.4)
  Change in other investments  . . . . . . . . . . . . . . .              (3.8)            98.4
                                                                    ----------------------------
                                                                         589.1           (755.2)
                                                                    ----------------------------
Financing Activities:
  Dividends paid to shareholders . . . . . . . . . . . . . .             (50.4)           (55.3)
  Dividends paid to minority interests . . . . . . . . . . .             (17.3)           (19.3)
  Purchases of treasury shares . . . . . . . . . . . . . . .            (305.7)          (308.6)
  Purchases of treasury shares by subsidiaries . . . . . . .             (38.3)            (1.0)
  Issuances of long-term debt  . . . . . . . . . . . . . . .             425.6            195.3
  Principal payments on long-term debt . . . . . . . . . . .            (111.4)          (318.6)
  Redemption of CNA preferred stock  . . . . . . . . . . . .            (150.0)
  Receipts credited to policyholders . . . . . . . . . . . .               2.5              4.3
  Withdrawals of policyholders account balances  . . . . . .             (71.6)           (40.0)
                                                                    ----------------------------
                                                                        (316.6)          (543.2)
                                                                    ----------------------------
Net change in cash . . . . . . . . . . . . . . . . . . . . .              52.4              7.5
Cash, beginning of period  . . . . . . . . . . . . . . . . .             183.9            287.4
                                                                    ----------------------------
Cash, end of period  . . . . . . . . . . . . . . . . . . . .        $    236.3       $    294.9
                                                                    ============================

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

  Effective January 1, 1999, the Company adopted SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," and SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 97-3 requires insurance companies to recognize liabilities for insurance-related assessments when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating an entity to pay an imposed or probable assessment has occurred. The Company had previously accounted for these assessments as they were paid.

  SOP 98-5 requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. The Company had previously deferred recognition of these costs and amortized them over a period following the completion of the start-up activities.

  The cumulative effect of these accounting changes resulted in a charge for the six months ended June 30, 1999 as follows:


Accounting by Insurance and Other Enterprises for Insurance-
 Related Assessments (net of income taxes and minority
 interest of $95.4 and $26.5)  . . . . . . . . . . . . . . .       $150.8
Costs of Start-Up Activities (net of income taxes of $3.8) .          7.1
                                                                   ------
                                                                   $157.9
                                                                   ======

Comprehensive income

  Comprehensive income includes all changes to shareholders' equity, including net income, except those resulting from investments by shareholders and distributions to shareholders. For the three and six months ended June 30, 2000 and 1999, comprehensive income (loss) totaled $154.6, $(124.8), $342.8 and $511.4, respectively. Comprehensive income
(loss) includes net income, unrealized appreciation (depreciation) and foreign currency translation gains or losses.

Net income per share

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share-assuming dilution is not presented because securities that could potentially dilute basic earnings per common share in the future would have been antidilutive for the periods presented.

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


                                                   Direct    Assumed     Ceded        Net
                                                -------------------------------------------
                                                        Six Months Ended June 30, 2000
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 4,019.0   $  903.0   $1,700.0   $ 3,222.0
Accident and health . . . . . . . . . . . . .     1,967.0      169.0      261.0     1,875.0
Life  . . . . . . . . . . . . . . . . . . . .       594.0       98.0      243.0       449.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 6,580.0   $1,170.0   $2,204.0   $ 5,546.0
                                                ===========================================

                                                   Direct    Assumed     Ceded        Net
                                                -------------------------------------------
                                                        Six Months Ended June 30, 1999
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 4,534.0   $  835.0   $  648.0   $ 4,721.0
Accident and health . . . . . . . . . . . . .     1,921.0       83.0      204.0     1,800.0
Life  . . . . . . . . . . . . . . . . . . . .       534.0       87.0      199.0       422.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 6,989.0   $1,005.0   $1,051.0   $ 6,943.0
                                                ===========================================

  See Note 6 for discussion of the Personal Insurance business, which had the effect of increasing ceded earned premiums for the six months ended June 30, 2000 by $918.0.

3.  Receivables:

  The Company's receivables are comprised of the following:


                                                    June 30, December 31,
                                                       2000          1999
                                                   -----------------------

Reinsurance . . . . . . . . . . . . . . . . .      $ 8,574.8    $ 7,390.4
Other insurance . . . . . . . . . . . . . . .        5,470.9      5,114.8
Security sales  . . . . . . . . . . . . . . .          921.3        308.6
Accrued investment income . . . . . . . . . .          377.5        400.6
Other . . . . . . . . . . . . . . . . . . . .          262.2        651.1
                                                   -----------------------
     Total  . . . . . . . . . . . . . . . . .       15,606.7     13,865.5

Less allowance for doubtful accounts and cash
 discounts  . . . . . . . . . . . . . . . . .          333.0        336.8
                                                   -----------------------
     Receivables-net  . . . . . . . . . . . .      $15,273.7    $13,528.7
                                                   =======================

4.  Shareholders' equity:

                                                    June 30, December 31,
                                                      2000         1999
                                                   -----------------------
Preferred stock, $.10 par value,
  Authorized--100,000,000 shares
Common stock, $1 par value:
  Authorized--400,000,000 shares
  Issued-104,480,600 shares . . . . . . . . .      $   104.5    $   104.5
Additional paid-in capital  . . . . . . . . .          150.7        150.7
Earnings retained in the business . . . . . .        9,349.7      8,705.9
Accumulated other comprehensive income  . . .          665.2      1,016.6
                                                   -----------------------
     Total  . . . . . . . . . . . . . . . . .       10,270.1      9,977.7
Less common stock (5,866,600 shares) held in
 treasury, at cost  . . . . . . . . . . . . .          305.7
                                                   -----------------------
Total shareholders' equity  . . . . . . . . .      $ 9,964.4    $ 9,977.7
                                                   =======================

  The change in accumulated other comprehensive income is primarily related to the change in unrealized holding gains on CNA's investment in Global Crossing Ltd. ("Global Crossing") common stock. As of June 30, 2000, CNA held 28.2 million shares of Global Crossing common stock. During the first quarter of 2000, CNA entered into option agreements intended to hedge market risk associated with approximately 19.3 million shares of Global Crossing common stock. These option agreements were structured as collars in which CNA purchased put options and sold call options on Global Crossing common stock. As of June 30, 2000, the average exercise prices were $51.70 and $64.93 on the put options and call options, subject to adjustments on the call options under certain limited circumstances. The options expire in the first half of 2002 and are only exercisable on their expiration dates. CNA has designated the collars as hedges of its investment in Global Crossing. Accordingly, the fair value of the collars is presented in equity securities available-for-sale in the accompanying consolidated condensed balance sheet, consistent with the hedged item. The unrealized gain, including the fair market value of the collar, on CNA's position in Global Crossing was $1,105.0 as of June 30, 2000. Changes in CNA's investment in Global Crossing before taxes and minority interest were as follows:

                                   Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                   ---------------------------------------
                                      2000     1999         2000      1999
                                   ---------------------------------------

Increase (decrease) in
 unrealized gain on Global
 Crossing common stock . . . . .  $(736.0)  $(294.0)   $(1,079.0)   $655.0
Increase in unrealized gain on
 collar  . . . . . . . . . . . .    252.0                  419.0
                                  ----------------------------------------
Net increase (decrease) in
 unrealized gain on
 position in Global Crossing . .  $(484.0)  $(294.0)   $  (660.0)   $655.0
                                  ========================================
Realized gains on sales of
 Global Crossing common stock  .  $ 242.0   $ 222.0    $   256.0    $222.0
                                  ========================================

5.  Restructuring and Other Related Charges:

  As part of CNA's restructuring plan (the "Plan") that was initiated in August 1998, restructuring-related charges of $54.0 were recorded in the six months ended June 30, 1999. These charges did not qualify for the initial restructuring accrual under generally accepted accounting principles at the end of the third quarter of 1998 and therefore, were expensed as incurred. The charges included the following:

  In the first six months of 1999, restructuring-related charges for Agency Market Operations totaled approximately $37.0. The charges included employee severance and outplacement costs of $15.0 related to the planned net reduction in the workforce. The Agency Market Operations charges also included consulting costs of $5.0 and parallel processing charges of $4.0. Other charges, including relocation and facility charges, totaled approximately $13.0.

  In the first six months of 1999, restructuring-related charges for Risk Management totaled approximately $8.0. The charges included parallel processing costs of approximately $3.0, and employee severance and outplacement costs of approximately $2.0. Other charges, including consulting and facility charges, totaled approximately $3.0.

  In the first six months of 1999, restructuring-related charges for Group Operations totaled approximately $5.0 related primarily to employee severance and other charges.

  For the other segments of CNA, restructuring-related charges totaled approximately $5.0 for the first six months of 1999 and related primarily to employee severance costs.

  No restructuring-related charges related to the Plan have been incurred in 2000; however, payments were made during 2000 related to amounts accrued under the Plan as of December 31, 1999. The following table sets forth the major categories of the restructuring accrual and changes therein during the first six months of 2000.

                                       Employee
                                      Termination
                                         and              Lease
                                     Related Benefit    Termination     Business
                                         Costs             Costs       Exit Costs    Total
-------------------------------------------------------------------------------------------

Accrued costs at December 31, 1999 . .  $ 4.0             $ 27.0          $15.0     $ 46.0
Payments charged against liability . .   (4.0)             (10.0)          (6.0)     (20.0)
-------------------------------------------------------------------------------------------
Accrued costs at June 30, 2000 . . . .                    $ 17.0          $ 9.0     $ 26.0
===========================================================================================

6.  Significant Transactions:

Personal Insurance Transaction

  On October 1, 1999, certain subsidiaries of CNA completed a transaction with The Allstate Corporation ("Allstate"), whereby CNA's personal lines insurance business ("CNA Personal Insurance") and related employees were transferred to Allstate. Approximately $1,100.0 of cash and $1,100.0 of additional assets (primarily premium receivables and deferred policy acquisition costs) were transferred to Allstate, and Allstate assumed $2,200.0 of claim and claim adjustment expense reserves and unearned premium reserves. Additionally, CNA received $140.0 in cash which consisted of (i) $120.0 in ceding commission for the reinsurance of the CNA Personal Insurance business by Allstate, and (ii) $20.0 for an option exercisable during 2002 to purchase 100% of the common stock of five CNA insurance subsidiaries at a price equal to the carrying value in accordance with generally accepted accounting principles as of the exercise date. Also, CNA invested $75.0 in a ten year equity-linked note issued by Allstate.

  CNA will continue to write new and renewal Personal Insurance policies and to reinsure this business with Allstate companies, until such time as Allstate exercises its option to buy the five CNA subsidiaries. Prior to 2002, CNA will concentrate the direct writing of Personal Insurance business into the five optioned companies, such that most, if not all, business related to this transaction will be written by those companies by the date Allstate exercises its option. CNA continues to have primary liability on policies reinsured by Allstate.

  CNA will continue to have an ongoing interest in the profitability of CNA Personal Insurance business and the related successor business through an agreement licensing the "CNA Personal Insurance" trademark and a portion of CNA's Agency Market Operations distribution system to Allstate for use in Allstate's personal insurance agency business for a period of five years. Under this agreement, CNA will receive a royalty fee based on the business volume of Personal Insurance policies sold through the CNA agents for a period of six years. In addition, the $75.0 equity-linked note will be redeemed on September 30, 2009 (subject to earlier redemption on stated contingencies) for an amount equal to the face amount plus or minus an amount not exceeding $10.0, depending on the underwriting profitability of the CNA Personal Insurance business.

  CNA also shares in any reserve development related to claim and claim adjustment expense reserves transferred to Allstate at the transaction date. Under the reserve development sharing agreement, 80% of any favorable or adverse reserve development up to $40.0 and 90% of any favorable or adverse reserve development in excess of $40.0 inures to CNA. CNA's obligation with respect to unallocated loss adjustment expense reserves was settled at the transaction date, and is therefore not subject to the reserve sharing arrangement.

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

  The ceding commission related to the prospective portion of the transaction will be recognized in proportion to the recognition of the unearned premium reserve to which it relates. Approximately $24.0 and $61.0 of the ceding commission was earned for the three and six months ended June 30, 2000, respectively.

  The Personal Insurance business (which was transferred to Allstate) contributed net earned premiums of $448.0 and $895.0, and net operating income of $12.8 and $21.3, during the three and six months ended June 30, 1999, respectively.

Sale of AMS Services, Inc.

  On November 30, 1999, CNA sold the majority of its interest in AMS Services, Inc. ("AMS"), a software development company serving the insurance agency market. Prior to the sale, CNA owned 89% of AMS and consolidated AMS in its financial statements. As a result of the sale, CNA owns 9% of AMS and therefore AMS is no longer consolidated. CNA's share of the AMS operating results were $61.0 and $120.0 of operating revenue and $1.7 and $8.5 of net operating losses for the three and six months ended June 30, 1999, respectively.

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

  The following tables set forth the Company's consolidated revenues and income by business segment:


                                             Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                            -----------------------------------------------
                                               2000         1999        2000         1999
                                            -----------------------------------------------

Revenues (a):
  CNA Financial:
    Property and casualty . . . . . . .      $2,522.3     $3,013.7   $ 4,764.0   $ 5,995.5
    Life  . . . . . . . . . . . . . . .         423.7        313.5       819.1       695.3
    Group . . . . . . . . . . . . . . .         947.8        984.1     1,881.0     1,904.1
    Other Insurance . . . . . . . . . .         (39.2)        36.6      (100.3)       99.7
                                            ----------------------------------------------
   Total CNA Financial  . . . . . . . .       3,854.6      4,347.9     7,363.8     8,694.6
  Lorillard . . . . . . . . . . . . . .       1,145.1      1,017.5     2,142.8     1,929.9
  Loews Hotels  . . . . . . . . . . . .          86.1         68.2       164.6       128.6
  Diamond Offshore  . . . . . . . . . .         153.3        224.1       343.8       460.5
  Bulova  . . . . . . . . . . . . . . .          36.5         30.8        72.8        61.0
  Corporate . . . . . . . . . . . . . .          56.3        (76.6)      (82.1)     (182.4)
                                            -----------------------------------------------

  Total . . . . . . . . . . . . . . . .      $5,331.9     $5,611.9   $10,005.7   $11,092.2
                                            ===============================================

Income before taxes, minority interest
 and cumulative effect of changes in
 accounting principles:
  CNA Financial:
    Property and casualty . . . . . . .      $  480.1     $  253.8   $   712.9   $   487.5
    Life  . . . . . . . . . . . . . .  .         65.8          1.2       119.4        74.5
    Group . . . . . . . . . . . . . .  .         39.2         22.7        56.7        36.5
    Other Insurance . . . . . . . . . .         (86.8)       (58.6)     (182.0)     (166.0)
                                            -----------------------------------------------
   Total CNA Financial  . . . . . . . .         498.3        219.1       707.0       432.5
  Lorillard . . . . . . . . . . . . . .         333.6        276.9       585.7       484.6
  Loews Hotels  . . . . . . . . . . . .          12.2          9.2        26.7        11.4
  Diamond Offshore  . . . . . . . . . .           5.0         81.9        49.8       161.6
  Bulova  . . . . . . . . . . . . . . .           8.7          3.9        13.6         8.1
  Corporate . . . . . . . . . . . . . .           6.3       (118.7)     (180.3)     (265.1)
                                            -----------------------------------------------
  Total . . . . . . . . . . . . . . . .      $  864.1    $   472.3   $ 1,202.5   $   833.1
                                            ===============================================

                                             Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                            -----------------------------------------------
                                               2000         1999        2000         1999
                                            -----------------------------------------------

Net income (a):
  CNA Financial:
    Property and casualty  . . . . . .      $   274.3    $   151.0  $   410.8    $   292.2
    Life . . . . . . . . . . . . . . .           38.1          1.0       68.9         41.9
    Group  . . . . . . . . . . . . . .           22.6         13.9       33.3         22.6
    Other Insurance  . . . . . . . . .          (47.0)       (34.3)    (101.1)       (79.5)
                                            -----------------------------------------------
   Total CNA Financial  .. . . . . . .          288.0        131.6      411.9        277.2
  Lorillard  . . . . . . . . . . . . .          205.1        165.7      360.6        289.7
  Loews Hotels . . . . . . . . . . . .            7.9          5.9       17.1          7.3
  Diamond Offshore   . . . . . . . . .             .9         26.1       14.7         51.6
  Bulova . . . . . . . . . . . . . . .            4.8          2.3        7.5          4.5
  Corporate  . . . . . . . . . . . . .            3.9        (77.3)    (117.6)      (172.7)
                                            -----------------------------------------------
                                                510.6        254.3      694.2        457.6
  Cumulative effect of changes in
   accounting principles   . . . . . .                                              (157.9)
                                            -----------------------------------------------

  Total  . . . . . . . . . . . . . . .      $   510.6    $   254.3  $   694.2    $   299.7
                                            ===============================================


  (a) Investment gains (losses) included in Revenues and Net income are as follows:


                                             Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                            -----------------------------------------------
                                               2000         1999        2000         1999
                                            -----------------------------------------------

Revenues (a):
  CNA Financial:
    Property and casualty  . . . . . .      $   352.4    $   171.2   $   446.8   $   354.4
    Life  . . . .  . . . . . . . . . .           (4.1)       (46.3)      (11.6)      (28.6)
    Group . . . . . . . . . . . .. . .           23.4          (.5)       30.3        10.8
    Other Insurance  . . . . . . . . .            1.4         43.0        (3.8)       52.7
                                            -----------------------------------------------
   Total CNA Financial . . . . . . . .          373.1        167.4       461.7       389.3
  Corporate and other  . . . . . . . .           24.8       (109.3)     (148.8)     (250.3)
                                            -----------------------------------------------
   Total . . . . . . . . . . . . . . .      $   397.9    $    58.1   $   312.9   $   139.0
                                            ===============================================
Net income:
  CNA Financial:
    Property and casualty  . . . . . .      $   198.4    $    95.1   $   251.3   $   196.4
    Life . . . . . . . . . . . . . . .           (1.7)       (25.4)       (6.2)      (15.6)
    Group  . . . . . . . . . . . . . .           13.2          (.2)       17.1         6.0
    Other Insurance  . . . . . . . . .             .6         24.1        (2.4)       29.2
                                            -----------------------------------------------
   Total CNA Financial . . . . . . . .          210.5         93.6       259.8       216.0
  Corporate and other  . . . . . . . .           16.1        (71.0)      (96.7)     (162.7)
                                            -----------------------------------------------
   Total . . . . . . . . . . . . . . .      $   226.6    $    22.6   $   163.1   $    53.3
                                            ===============================================

8.  Legal Proceedings and Contingent Liabilities:

    INSURANCE RELATED

Tobacco Litigation
------------------

  Four insurance subsidiaries of CNA are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. ("Liggett"). The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in Delaware Superior Court, New Castle County on January 26, 2000. Although it did not issue policies to Liggett, CNA also was named as a defendant. Subsequently, Liggett voluntarily dismissed CNA. The lawsuit, which involves numerous insurers, concerns coverage issues relating to hundreds of tobacco-related claims asserted against Liggett over the past twenty years. However, Liggett only began submitting claims for coverage under the policies in January 2000. CNA believes its coverage defenses are strong. Based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation should not materially affect the financial condition or operations of CNA.

IGI Contingency
---------------

  In 1997, CNA Reinsurance Company Limited ("CNA Re Ltd.") entered into an arrangement with IOA Global, Ltd. ("IOA"), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. ("IGI"), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the "IGI Program"). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters ("AAHRU") Facility. CNA's Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages over the past three years.

  CNA has undertaken a review of the IGI Program and, among other things, has determined that a small portion of the premium assumed under the IGI Program related to United States workers' compensation "carve-out" business. CNA is aware that a number of reinsurers with workers' compensation carve-out insurance exposure have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA's liability will also be reduced. Moreover, based on information known at this time, CNA reasonably believes it has strong grounds for avoiding altogether a substantial portion of its United States workers' compensation carve-out exposure through legal action.

  As noted, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program. CNA believes it has valid and enforceable reinsurance contracts with the AAHRU Facility and other reinsurers with respect to the IGI Program, including the United States workers' compensation carve-out business. It is likely that certain reinsurers will dispute their liabilities to CNA; however, CNA is unable to predict the extent of such potential disputes at this time. Legal actions could result, and the resolution of any such actions could take years.

  Based on CNA's review of the entire IGI program, CNA recorded a loss provision of $90.0 in the fourth quarter of 1999. The loss provision was net of estimated recoveries from retrocessionaires.

  CNA is pursuing a number of loss mitigation strategies. Although the results of these various actions to date are consistent with the previous loss estimates, the estimate of ultimate losses is subject to considerable uncertainty. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such future reserve additions will be material to equity.

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

  As of June 30, 2000 and December 31, 1999, CNA carried $393.0 and $463.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims.

  CNA's property/casualty insurance subsidiaries have exposure to asbestos claims. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of June 30, 2000 and December 31, 1999, CNA carried approximately $598.0 and $684.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims, including those related to Fibreboard Corporation.

  Unfavorable asbestos claim reserve development totaled $5.0, $95.0, $31.0 and $129.0 for the three and six months ended June 30, 2000 and 1999, respectively. Unfavorable environmental pollution and other mass tort reserve development totaled $21.0 for the three and six months ended June 30, 2000. Favorable environmental pollution and other mass tort reserve development totaled $16.0 for the three and six months ended June 30, 1999.

  The results of operations in future years may continue to be adversely affected by environmental pollution and other mass tort, and asbestos claims and claim expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.

  The following table provides additional data related to CNA's environmental pollution, other mass tort and asbestos-related claim and claim adjustment expense reserves.

                                                    June 30, 2000           December 31, 1999
                                               -------------------------------------------------
                                               Environmental             Environmental
                                                 Pollution                 Pollution
                                               and Other Mass            and Other Mass
                                                   Tort       Asbestos      Tort        Asbestos
                                               -------------------------------------------------

    Reported Claims:
      Gross reserves . . . . . . . . . .       $ 577.0        $ 894.0    $ 618.0        $ 946.0
      Less ceded reserves  . . . . . . .        (184.0)        (296.0)    (155.0)        (262.0)
                                               -------------------------------------------------
    Net reserves . . . . . . . . . . . .       $ 393.0        $ 598.0    $ 463.0        $ 684.0
                                               =================================================

NON-INSURANCE

TOBACCO RELATED

  Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products. Approximately 1,385 product liability cases are pending against U.S. cigarette manufacturers, including approximately 680 cases filed by flight attendants alleging injury from exposure to environmental tobacco smoke in the aircraft cabin. Of these 1,385 cases, Lorillard is a defendant in approximately 975, including each of the flight attendant cases filed and served to date.

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

  Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects claimed to have resulted from an individual's use of cigarettes and/or smokeless tobacco products, addiction to smoking, or exposure to environmental tobacco smoke ("Conventional Product Liability Cases"). Approximately 875 such actions are pending against Lorillard, including each of the approximately 680 flight attendant cases. In other cases, plaintiffs have brought claims as purported class actions on behalf of large numbers of individuals for damages allegedly caused by smoking ("Class Actions"). Approximately 35 such cases are pending against Lorillard. In some cases, plaintiffs are governmental entities or entities such as labor unions, private companies, Indian Tribes, or private citizens suing on behalf of taxpayers. Plaintiffs in these cases seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages ("Reimbursement Cases"). Approximately 50 such cases are pending, including suits brought by the U.S. federal government and the governments of several foreign nations. There also are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers ("Claims for Contribution"). Approximately eight such actions are pending against Lorillard, and a ninth case has been served on some of the defendants but not Lorillard.

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

  The Master Settlement Agreement is subject to final judicial approval in each of the Settling States. In the Company's opinion, final judicial approval has been achieved in each of the Settling States, and a condition known as "State-Specific Finality" has been achieved in 50 of the 52 Settling States. The Master Settlement Agreement provides that it is not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and was entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Five suits filed by local governments also are pending against cigarette manufacturers, although the Master Settlement Agreement purportedly resolves those actions.

  Lorillard recorded pre-tax charges of $287.8, $258.1, $547.9 and $484.5 for the three and six months ended June 30, 2000 and 1999, respectively, related to the settlement of tobacco litigation. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

  CONVENTIONAL PRODUCT LIABILITY CASES- There are approximately 1,255 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, or due to nicotine dependence. Approximately 680 of the cases have been filed by flight attendants purportedly injured by their exposure to environmental tobacco smoke in the aircraft cabin. Lorillard is a defendant in approximately 875 of these cases, including each of the approximately 680 flight attendant cases. The Company is a defendant in seventeen of the cases filed by individuals, although eleven of them have not been served. The Company is not named as a defendant in any of the flight attendant cases served to date.

  Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Plaintiffs in the flight attendant cases may not seek punitive damages as to injuries that arose prior to January 15, 1997.

  On June 27, 2000, a jury in the Supreme Court of Kings County, New York, returned a verdict in favor of Lorillard and the other defendants in the case of Anderson v. American Tobacco, et al. The court has not ruled on plaintiffs' post-trial motion to set aside the verdict and to enter a verdict in favor of the plaintiffs.

  On July 12, 2000, a jury in the Circuit Court of DeSoto County,
Mississippi, returned a verdict in favor of R.J. Reynolds, the only defendant, in the case of Nunnally v. R.J. Reynolds. The court has not ruled on plaintiff's motion for judgment notwithstanding the verdict or, in the alternative, for new trial. Neither the Company nor Lorillard were defendants in the case.

  On March 20, 2000, the jury in the case of Whiteley v. Raybestos-Manhattan, Inc., et al. (Superior Court, City and County of San Francisco, California, filed April 30, 1999) returned a verdict in plaintiffs' favor in an individual smoking and health lawsuit brought against Philip Morris and R.J. Reynolds and awarded them $1.7 in actual damages. On March 27, 2000, the jury awarded plaintiffs $20.0 in punitive damages. The court denied Philip Morris' and R.J. Reynolds' motions for judgment notwithstanding the verdict and for new trial. Philip Morris and R.J. Reynolds have noticed an appeal from the judgment entered by the trial court to the California Court of Appeals. Neither Lorillard nor the Company were defendants in the action.

  Since 1998, a total of eleven trials were held involving fourteen cases filed by individual plaintiffs. Lorillard and the Company were defendants in one of the cases and Lorillard was a defendant in two additional cases. Juries returned verdicts in favor of the defendants in the cases tried against Lorillard and the Company. No appeals are pending in these matters, although the court has not ruled on plaintiffs' motion for new trial in the case of Anderson, which was tried against Lorillard during 2000. In the eleven remaining cases, verdicts were returned in favor of the defendants in seven of the matters. Juries found in plaintiffs' favor in the remaining four cases. In these four verdicts, juries awarded plaintiffs a total of $154.5 in actual damages and punitive damages. One of the four verdicts in favor of plaintiffs has been vacated on appeal. In two of the remaining cases, the courts have reduced the verdicts from $131.8 to a total of $59.4. Appeals are pending in the three remaining actions.

  CLASS ACTIONS - There are approximately 55 purported class actions pending against cigarette manufacturers and other defendants. Lorillard is a defendant in 35 of the 55 cases seeking class certification. The Company is a defendant in eleven of the purported class actions in which Lorillard is a defendant. Many of the purported class actions are in the pre-trial, discovery stage. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One case seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations. The second part of the second phase of trial in the case of Engle, discussed below, concluded during July 2000 and resulted in a jury award of punitive damages. Trial is scheduled to begin during October 2000 in one of the pending class actions and during January 2001 in another. The remainder of the purported class actions are in the pre-trial, discovery stage.

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

  Trial began during July 1998 in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5,
1994). The trial court granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who suffered injury or have died from medical conditions allegedly caused by their addiction to cigarettes containing nicotine.

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

  The first portion of Phase Two of the trial began on November 1, 1999 before the same jury which returned the verdict in Phase One. In the first part of Phase Two, the jury determined issues of specific causation, reliance, affirmative defenses, and other individual-specific issues related to the claims of three named plaintiffs and their entitlement to damages, if any.

  On April 7, 2000, the jury found in favor of two of the three plaintiffs and awarded them a total of $6.9 in economic damages, pain and suffering damages and damages for loss of consortium. The jury awarded damages to the third smoker but also found that his claim was barred by the statute of limitations. The parties have filed various post-trial motions and motions to amend the trial plan that have not been ruled on by the court.

  By order dated July 30, 1999 and supplemented on August 2, 1999 (together, the "Order"), the trial judge amended the trial plan in respect to the manner of determining punitive damages. The Order provided that the jury determine punitive damages, if any, on a lump-sum dollar amount basis for the entire qualified class. The Third District of the Florida Court of Appeal rejected as premature defendants' appeals from these rulings, and the Florida Supreme Court declined to review the Orders on the same basis.

  The second part of Phase Two of the trial began on May 22, 2000 and was heard by the same jury that heard the trial's prior phases. The jury heard evidence as to the punitive damages to be awarded to the class. On July 14, 2000, the jury awarded a total of $145,000.0 in punitive damages against all defendants, including $16,250.0 against Lorillard.

  Defendants have filed various post-trial motions, including a motion for new trial and a motion seeking a reduction of the punitive damages award. These motions have not been ruled on by the court, and the court has not entered a final judgment respecting the punitive damage award at this time.

  Following the July 2000 verdict, a motion for intervention was filed on behalf of a purported class of third party payors who purportedly paid for medical care received by some of the class members. Based upon the intervention motion, defendants have removed the case to the United States

District Court for the Southern District of Florida. At this time, the federal court may rule on some, or all of the parties' post-trial motions or remand the case back to state court. A status conference with the federal court is scheduled for August 8, 2000, to address these issues.

  Now that the jury has awarded punitive damages, it is unclear how the Order will be implemented should the case be remanded to state court. The August 2, 1999 order provides that the lump-sum punitive damage amount, if any, will be allocated equally to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The Order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, which is Phase Three of the trial plan, a process that could take years to conclude. Phase Three would address potentially hundreds of thousands of other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries. Lorillard does not believe that the adverse class-wide punitive damage award in Phase Two permits entry of a judgment at this time that would require the posting of a bond to stay its execution pending appeal or that any party would be entitled to execute on such a judgment in the absence of a bond. However, in a worst case scenario, it is possible that a final judgment for punitive damages could be entered in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. Lorillard believes that such a result would be unconstitutional and would also violate Florida law. Lorillard intends to take all appropriate steps to seek to prevent this worst case scenario from occurring and believes these efforts should be successful.

  On May 5, 2000, the Florida legislature passed legislation that limits the size of a bond that must be posted in order to stay execution of a judgment for punitive damages in a certified class action to the lower of
(i) the amount of punitive damages plus twice the statutory rate of interest or (ii) ten percent of the defendant's net worth, provided, that in no case shall the amount of the required bond exceed $100.0, regardless of the amount of punitive damages. The legislation has been signed by the Governor of Florida and took effect as the law of Florida on May 9, 2000. Although the legislation is intended to apply to the Engle case, Lorillard cannot predict the outcome of any challenges to the possible application or constitutionality of this legislation.

  Lorillard remains of the view that the Engle case should not have been certified as a class action. That certification is inconsistent with the overwhelming majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard intends to challenge the class certification, as well as other numerous reversible errors that it believes occurred during the trial to date, at the earliest time that an appeal of these issues is appropriate under Florida or federal law. The Company and Lorillard believe that an appeal of these issues on the merits should prevail.

  On October 10, 1997, the parties to Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke, entered into a settlement agreement which permits the plaintiff class members to file individual suits, but they may not seek punitive damages. As of August 1, 2000, approximately 680 such cases were pending against U.S. cigarette manufacturers, including Lorillard.

  REIMBURSEMENT CASES - In addition to the suits settled by the State Settlement Agreements described above, approximately 50 other suits are pending comprised of cases brought by the U.S. federal government, unions, Indian tribes, private companies and health plans, and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds allegedly expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including injunctive relief, indemnity, restitution, unjust enrichment and public nuisance, and claims based on anti-trust laws and state consumer protection acts. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in most such actions. The Company is named as a defendant in 12 of them, although four additional cases have not been served.

  U.S. Federal Government Action - The federal government of the United States filed a reimbursement suit on September 22, 1999 in federal court in the District of Columbia against Lorillard, other U.S. cigarette manufacturers, some parent companies (but not the Company) and two trade associations. Plaintiff asserts claims under the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act. The government alleges in the complaint that it has incurred costs of more than $20,000.0 annually in providing health care costs under certain federal programs, including Medicare, military and veterans' benefits programs, and the Federal Employee Health Benefits Program. The federal government seeks to recover an unspecified amount of health care costs, and various types of declaratory relief, including disgorgement, injunctive relief and declaratory relief that defendants are liable for the government's future costs of providing health care resulting from the defendants' alleged wrongful conduct. On December 27, 1999, defendants filed a motion to dismiss all claims. The court has heard argument on the motion but has not issued a ruling to date.

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by the nations of Bolivia, Ecuador, Guatemala, Nicaragua, Panama, Thailand, Ukraine and Venezuela, as well as by the Brazilian States of Espirito Santo, Goias, Mato Grosso do Sul, Rio de Janeiro and Sao Paolo and the Canadian Province of Ontario. Lorillard is a defendant in the cases filed by Bolivia, Ecuador, Ukraine, Venezuela, the five Brazilian states and the Province of Ontario. The Company is a defendant in the cases filed by Bolivia, Ecuador, Ukraine and Venezuela, as well as those filed by the five Brazilian states and the Province of Ontario, although the Company has not received service of process of the cases filed by the State of Sao Paolo, Brazil, or Venezuela. None of the defendants have received service of process to date in the case filed by the State of Mato Grosso do Sul, Brazil. The suit filed by Thailand has been voluntarily dismissed by the plaintiffs. The cases filed by Guatemala, Nicaragua and Ukraine have been dismissed, although the plaintiffs have noticed appeals in each of the cases. Each of the remaining cases is in the pre-trial, discovery stage. In 1977, Lorillard sold its major trademarks outside of the United States and the international sales business in cigarettes associated with those brands. Performance by Lorillard of obligations under the 1977 agreement was guaranteed by the Company. Lorillard and the Company have received notice from Brown & Williamson Tobacco Corporation, which claims to be a successor to the purchaser, that indemnity will be sought under certain indemnification provisions of the 1977 agreement with respect to suits brought by various of the foregoing foreign jurisdictions, concerning periods prior to June 1977 and during portions of 1978.

  Reimbursement Cases by Indian Tribes - Indian Tribes have filed eleven reimbursement suits against cigarette manufacturers. Most of these cases have been filed in tribal courts. Five of the eleven cases have been dismissed. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

  Reimbursement Cases Filed By Private Companies and Health Plans - Three cases are pending against cigarette manufacturers in which the plaintiffs are private companies. Three similar suits have been dismissed. Lorillard has been named as a defendant in each of the six cases filed to date by private companies. The Company has not been named as a defendant in any of the actions filed to date by private companies. In one of the cases, an appeal is pending from the final judgment entered in favor of the defendants by the trial court. Trial is scheduled to begin during October 2000 in one of the suits. The remaining case is in the pre-trial, discovery stage. In addition, four suits have been filed by hospitals or hospital districts. Two of the cases have been dismissed and plaintiffs have appealed both dismissal orders to the respective appellate courts. The two remaining cases are in the pre-trial, discovery stage. One of the two cases is brought on behalf of approximately 175 hospitals operating in the State of New York. Lorillard has been named as a defendant in each of the four cases.

  Reimbursement Cases by Labor Unions - Approximately 25 reimbursement suits are pending in various federal or state courts in which the plaintiffs are labor unions, their trustees or their trust funds. Lorillard is a defendant in each of these suits. The Company is named as a defendant in two of them. Fourteen of the approximately 25 cases are on appeal from final judgments entered in defendants' favor by the trial courts. The Second, Third, Fifth, Seventh and Ninth Circuit Courts of Appeal have affirmed various rulings entered by trial courts that dismissed several of the labor union actions, and the U.S. Supreme Court has denied petitions for writ of certiorari that sought review of some of these decisions. Except for a case in which trial is scheduled to begin during January 2001, each of the cases pending before trial courts is in the pre-trial, discovery stage.

  On April 18, 2000, a federal judge in the Eastern District of New York issued an order that consolidates, for settlement purposes only, seven pending cases involving Lorillard as well as other industry defendants. These cases include three contribution cases, two union cases, one private company and health plan case and one smoking and health class action. The judge's order directed the parties to select a mediator or special master in order to facilitate settlement discussions and also invited the federal government to join in the settlement discussions. On July 31, 2000, the federal judge orally proposed the formation of a national punitive damages class action for the purposes of settlement. The Company does not undertake to provide updates of the status of the foregoing matters.

  CONTRIBUTION CLAIMS - In addition to the foregoing cases, nine cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action, although it has not received service of process of one of them. The Company is named as a defendant in four of the cases, although it has not received service of process of one of the actions. Three of the cases are scheduled for trial during the first quarter of 2001. It is possible that trial will be held during 2000 or 2001 in another of the cases. The remaining cases are in the pre-trial, discovery stage.

  FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 25 such cases are pending in federal and state courts against Lorillard. The Company is not named as a defendant in any of the pending actions. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Trials have been held in 15 such cases. Three of the trials have been held to date in 2000 and another two cases were tried in 1999. Juries have returned verdicts in favor of Lorillard in 11 of the 15 cases, including two of the three cases tried to date in 2000 and one of the cases tried during 1999. Four verdicts have been returned in plaintiffs' favor.

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

  On June 2, 2000, the jury in the case of McDowell v. GAF Corporation, et al. (Court of Common Pleas, Delaware County, Pennsylvania, filed November 21, 1995), returned a verdict in favor of Lorillard, the only defendant in the case at the time of trial. The court has not ruled on plaintiff's post-trial motion.

  In the 1999 trial in which the jury returned a verdict in plaintiffs' favor, the plaintiffs were awarded $2.2 in actual damages. Lorillard has noticed an appeal from this verdict.

  CALIFORNIA BUSINESS AND PROFESSIONS CODE CASES - Two California cities, Los Angeles and San Jose, suing on behalf of the People of the State of California, have filed suits alleging cigarette manufacturers, including Lorillard, have violated a California statute, commonly known as "Proposition 65," by failing to warn California residents of the alleged health risks of environmental tobacco smoke. Plaintiffs in both suits further allege defendants violated certain provisions of the California Business and Professions Code. Two other cases that make similar allegations against manufacturers of other types of tobacco products have been dismissed by the trial courts and are pending on appeal. The two suits pending against Lorillard have been transferred to a coordinated proceeding in the Superior Court of San Diego County, California. The court has entered an order dismissing the "Proposition 65" claims but certain causes of action remain pending. The California Court of Appeals declined to review at this time the order that dismissed the "Proposition 65" claims. The two cases are set for trial on September 25, 2000.

OTHER TOBACCO-RELATED LITIGATION

Antitrust Cases

  Wholesalers and Direct Purchasers Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, have been named as defendants in nine separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. Some of the cases have not been served. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1988 in violation of the Sherman Act. The actions seek class certification on behalf of all domestic and international wholesalers similarly affected by such alleged conduct, and seek damages, injunctive relief and attorneys' fees.

  Approximately 35 suits are pending in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Some of the cases have not been served. The Company was named as a defendant in many of the cases but has been dismissed from most of the actions.

  Tobacco Growers Case - A purported class action on behalf of tobacco growers and quota holders has been filed against the major U.S. cigarette manufacturers and other entities in which the plaintiffs allege in an amended complaint that the defendants conspired to displace the tobacco quota and price support system that is administered by the federal government, to fix the price of tobacco leaf purchased under the federal system, and to allocate purchases of leaf to unfairly deflate the price of tobacco.

                                   * * * *

  Lorillard believes that it has a number of defenses to pending cases and Lorillard will continue to maintain a vigorous defense in all such litigation. These defenses, where applicable, include, among others, preemption, statutes of limitations or repose, assumption of the risk, comparative fault, the lack of proximate causation, the lack of any defect in the product alleged by a plaintiff, defenses based upon the Master Settlement Agreement and defenses available under general antitrust law. Lorillard believes that some or all of these defenses may, in many of the pending or anticipated cases, be found by a jury or court to bar recovery by a plaintiff. Application of various defenses are likely to be the subject of further legal proceedings in the litigation. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

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

9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999 and the results of operations for the three and six months and changes in cash flows for the six months ended June 30, 2000 and 1999.

      Results of operations for the second quarter and the first six months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------------

OVERVIEW

  Loews Corporation (the "Company") reported net operating income, which excludes net investment gains and losses, for the second quarter of $284.0 million or $2.88 per share, compared to $231.7 million or $2.12 per share in 1999.

  Net income for the second quarter ended June 30, 2000 of $510.6 million was $5.17 per share compared to $254.3 million or $2.33 per share in 1999. Net investment gains amounted to $226.6 million in the second quarter of 2000, compared to gains of $22.6 million in the second quarter of 1999.

  Net investment gains in 1999 and the first half of 2000 were impacted by losses on put options purchased on the S&P 500 index. These losses were offset by net investment gains at CNA Financial. Loews has maintained short positions, in the form of futures or options - most recently as put options - since 1996. Substantially all of the index short positions were closed during the second quarter of 2000.

  For the six months ended June 30, 2000 net operating income, which excludes net investment gains and losses and 1999 accounting changes, was $531.1 million or $5.30 per share versus $404.3 million or $3.66 per share in the first six months of 1999.

  Net income for the six month period in 2000 was $694.2 million or $6.93 per share, compared to $299.7 million or $2.71 per share in 1999, reflecting net investment gains of $163.1 million in the first half of 2000 compared to gains of $53.3 million in the first half of the prior year.

  Revenues in the second quarter amounted to $5.3 billion compared to $5.6 billion in the comparable 1999 quarter. First half revenues were $10.0 billion in 2000, compared to $11.1 billion in 1999. Revenues in the second quarter and first half declined primarily due to the transfer of CNA's Personal Insurance business to Allstate in October 1999.

  At June 30, 2000, the Company had a book value of $101.04 per share compared to a book value of $95.30 per share in 1999.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial
-------------

  Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 87.0% owned subsidiary of the Company.

Property and Casualty
---------------------

  The property and casualty segment is comprised of the following operating units of CNA: Agency Markets Operations, Risk Management, Specialty Operations, Global Operations and Reinsurance Operations.

  Net earned premiums for the property/casualty segment decreased $671.0 million for the second quarter of 2000 as compared with the same period in

1999. This decline in net earned premiums was primarily comprised of decreases in Agency Market Operations of $500.0 million, Specialty Operations of $116.0 million, Risk Management of $50.0 million, and Reinsurance Operations of $8.0 million. These decreases were partially offset by an increase in net earned premiums for Global Operations of $3.0 million.

  The decrease in net earned premiums of Agency Market Operations was primarily attributable to the transfer of the personal insurance line of business to The Allstate Corporation ("Allstate") on October 1, 1999. Net earned premiums for the second quarter of 1999 included $448.0 million of premiums related to CNA's personal lines business. Aside from the effects of the personal lines transaction, commercial insurance premiums declined slightly, due to continued efforts to re-underwrite business, obtain adequate rates for exposure and the increased use of reinsurance.

  The premium decline for Specialty Operations related principally to active decisions to renew only those accounts which meet current underwriting guidelines supporting CNA's ongoing commitment to underwriting discipline and the reserve for retrospective return premium increase as a result of favorable loss development in the retrospectively rated Architects and Engineers business. Net earned premiums for Risk Management decreased as a result of the decision to cede a larger portion of its direct premiums, as well as a continued focus on re-underwriting its book of business. Reinsurance Operations also experienced a decrease in premiums that reflects decisions not to renew a number of contracts that do not meet profitability targets, partially offset by modest rate increases. The increase in net earned premiums for Global Operations was a direct result of continued growth in surety and European operations.

  Underwriting results improved $84.0 million for the second quarter of 2000 as compared with the same period in 1999. The combined ratio decreased 0.3 points for the property/casualty segment to 111.4% for the second quarter of 2000 as compared with the same period in 1999. This decrease is due to a decrease in the loss ratio of 1.3 points to 77.8% which is primarily attributable to the impact of increased reinsurance, continued efforts to achieve rate adequacy and the shedding of unprofitable business. Offsetting the decrease in loss ratio was a slight increase in the expense ratio of 0.1 points to 32.3% and an increase in the dividend ratio of 1.1 points to 1.3%.

  Net operating income improved 35.8% to $75.9 million for the three months ended June 30, 2000 as compared with the same period in 1999. The net operating income improvements were primarily driven by improved underwriting results from a lower loss ratio, partially offset by lower investment income and higher taxes.

  Net earned premiums for the property/casualty segment decreased $1,328.0 million for the first six months of 2000 as compared with the same period in 1999. This decline in net earned premiums was primarily comprised of decreases in Agency Market Operations of $1,026.0 million, Specialty Operations of $200.0 million, Risk Management of $115.0 million, and Reinsurance Operations of $18.0 million. These decreases were partially offset by an increase in net earned premiums for Global Operations of $31.0 million.

  The decrease in net earned premiums of Agency Market Operations was primarily attributable to the transfer of the personal insurance line of business to Allstate on October 1, 1999. Net earned premiums for the first six months of 1999 included $895.0 million of premiums related to CNA's personal lines business. Aside from the effects of the personal lines transaction, commercial insurance premiums declined slightly due to a continued focus on underwriting initiatives.

  The premium decline for Specialty Operations resulted from the increased use of reinsurance for the medical professional liability lines, the retrospective return premium increase and continued underwriting discipline. Net earned premium decreased for the six months ended June 30, 2000 as compared with the same period in 1999 for both Risk Management and Reinsurance Operations consistent with the second quarter fluctuations. The increase in net earned premiums for Global Operations was a direct result of continued growth in surety and European operations.

  Underwriting results improved $204.0 million for the first six months of 2000 as compared with the same period in 1999. The combined ratio decreased
1.4 points for the property/casualty segment to 110.7% for the six months ended June 30, 2000 as compared with the same period in 1999. This decrease is due to a decrease in the loss ratio of 2.5 points to 77.1% which is primarily attributable to the impact of reinsurance, continued efforts to achieve rate adequacy and the non-renewal of unprofitable business. Offsetting the decrease in loss ratio was an increase in the dividend ratio of 1.0 points to 1.2%.

  Net operating income improved 66.5% to $159.5 million for the six months ended June 30, 2000 as compared with the same period in 1999. The net operating income improvements were primarily driven by improved underwriting results, partially offset by decreased investment income and higher taxes.

Life
----

  Life Operations provides financial protection to individuals through a full product line of term life insurance, universal life insurance, long-term care insurance, annuities and other products. Life Operations also provides retirement services products to institutions in the form of various investment products and administration services.


                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                         -------------------------------------
                                           2000      1999      2000      1999
                                         -------------------------------------
                                                      (In millions)

Sales volume*. . . . . . . . . . . .       $666.0   $850.0  $1,683.0  $1,635.0
Net earned premiums  . . . . . . . .        226.0    214.0     438.0     417.0
Net operating income . . . . . . . .         40.0     26.5      75.5      57.1

 *Sales volume is a cash-based measure including premium and annuity considerations, investment contract deposits, and other sales activity that are not reported as premium under generally accepted accounting principles.

  For the second quarter of 2000, sales volume declined primarily as a result of a reduction in retirement products sold to institutions. These products tend to be "large case" institutional markets' sales, which can be sporadic, opportunistic and sensitive to independent agency ratings. Net earned premiums increased 5.6% to $226.0 million for the second quarter of 2000 as compared to $214.0 million for the second quarter of 1999. Net earned premiums increased from strong renewals and growth in term products, long-term care and the annuity business in Chile, partially offset by the sales declines in structured settlements and single premium group annuities in the retirement related products. For the second quarter, net operating income increased to $40.0 million in 2000 as compared to $26.5 million in 1999. The increase was primarily due to favorable mortality experience in universal life and term insurance, and favorable investment results, principally in retirement products.

  Sales volume increased by $48.0 million in the first six months of 2000 as compared with the same period in 1999. Life Operations had strong sales volume in the first three months, particularly in its variable annuity products, as well as an increasing base of direct premiums for life and long-term care, partially offset by reductions in the second quarter as described above. Net earned premiums for Life Operations increased 5.0% to $438.0 million for the first six months of 2000 as compared to $417.0 million in the same period of 1999. Net operating income for the first six months of 2000 was $18.4 million higher than net operating income for the same period of 1999. The increase was principally attributable to favorable mortality experience and investment results.

Group
-----

  Group Operations provides a broad array of group life and health insurance products and services to employers, affinity groups and other entities that purchase insurance as a group. Group Operations also provides health insurance to federal employees, retirees and their families; managed care and self-funded medical excess insurance; medical provider network management and administration services; and reinsurance for life and health insurers.


                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                         -------------------------------------
                                           2000      1999      2000      1999
                                         -------------------------------------
                                                      (In millions)

Net earned premiums                        $878.0   $942.0  $1,760.0  $1,809.0
Net operating income                          9.6     13.7      16.4      17.1

  Group Operations net earned premiums for the second quarter of 2000 decreased $64.0 million to $878.0 million as compared with the same period in 1999. This decrease is primarily attributable to the Federal Markets business, partially offset by growth in the life reinsurance business.

  Net operating income for the second quarter of 2000 decreased to $9.6 million from $13.7 million in the second quarter of 1999. This decrease related to costs incurred from the exit of the Management Services Organization ("MSO") business and adverse development on medical stop loss business. The MSO business was a suite of comprehensive administrative services designed to enable physician and hospital networks to assume financial risk for the health care services they provide. The decision to shutdown the MSO business was based on lack of demand as providers are backing away from risk contracting.

  Net earned premiums for the six months ended June 30, 2000 decreased $49.0 million to $1,760.0 million as compared with the same period of 1999. This decrease was mainly attributable to second quarter declines related to the Federal Markets business. Net operating income for the six months ended June 30, 2000 remained essentially flat as compared with the same period in 1999.

Other Insurance
---------------

  The Other Insurance segment results consist of interest expense on corporate borrowings, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guarantee insurance contracts, and certain non-insurance operations.

  Net operating loss declined to a loss of $47.6 million for the second quarter of 2000 as compared with a loss of $58.4 million for the same period during 1999. For the first six months of 2000, net operating loss declined to a loss of $98.7 million as compared to a loss of $108.7 million for the same period of 1999.

Lorillard
---------

  Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

Operating Results

  Revenues increased by $127.6 and $212.9 million, or 12.5% and 11.0%, respectively, and net income increased by $39.4 and $70.9 million, or 23.8% and 24.5%, respectively, for the quarter and six months ended June 30, 2000 as compared to the corresponding periods of the prior year.

  The increase in revenue is primarily composed of an increase of approximately $168.6 and $296.1 million, or 16.6% and 15.3%, due to higher average unit prices, including $53.0 and $100.6 million from the increase in federal excise tax, partially offset by a decrease of approximately $49.2 and $99.5 million, or 4.8% and 5.1%, reflecting lower unit sales volume for the quarter and six months ended June 30, 2000, as compared to the corresponding periods of the prior year.

  Net income for the quarter and six months ended June 30, 2000 and 1999 includes pre-tax charges of $287.8, $258.1, $547.9 and $484.5 million ($171.4,
$154.3, $326.9 and $289.7 million after taxes), respectively, related to the settlement of tobacco litigation. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. Funds required to meet the industry payment obligations have been provided by Lorillard's operating activities. See Note 8 of the Notes to Consolidated Condensed Financial Statements in Part I.

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

  Lorillard's unit sales volume decreased by 5.3% and 4.7%, while Newport's unit sales volume increased by 3.7% and 4.7% as a result of increased promotional activities for the quarter and six months ended June 30, 2000, as compared to the corresponding periods of the prior year. The decrease in Lorillard's overall unit sales volume reflects lower unit sales of its Maverick and Old Gold brands in the discount market segment. This decline reflects reduced sales promotion activities for these brands in 2000, as compared to the prior year. Overall industry unit sales volume is up by 2.9% through June 30, 2000.

  Newport's market share was 7.8% and 7.7% at June 30, 2000 and December 31, 1999. Newport, a full price brand, accounted for 78.6% of Lorillard's unit sales. Discount brand sales have decreased from an average of 31.4% of industry sales during 1994 to an average of 25.0% during 1999. At June 30, 2000, they represented 24.3% of industry sales.

  On July 28, 2000, Lorillard increased the list price of all of its brands by $3.00 per thousand cigarettes ($.06 per pack of 20 cigarettes).

Loews Hotels
------------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues increased by $17.9 and $36.0 million, or 26.2% and 28.0%, respectively, and income before cumulative effect of a change in accounting principles increased by $2.0 and $9.8 million, respectively, for the quarter and six months ended June 30, 2000, as compared to the corresponding periods of the prior year.

  Revenues and income increased primarily due to higher overall average room rates, the addition of the Loews Coronado Bay Hotel acquired in January 2000 and, for the six month period, increased occupancy rates. These increases were partially offset by the sale of two hotel properties in December 1999 and, for the three month period, lower occupancy rates. In addition, revenues and income increased due to renovation of a hotel property in the 1999 period.

Diamond Offshore
----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 52% owned subsidiary of the Company.

  Revenues decreased by $70.8 and $116.7 million, or 31.6% and 25.3%, respectively, and net income decreased by $25.2 and $36.9 million, or 96.6% and 71.5%, respectively, for the quarter and six months ended June 30, 2000, as compared to the corresponding periods of the prior year. Revenues and net income include a gain from the sale of a drilling rig of $14.0 and $4.7 million, respectively, for the six months ended June 30, 2000.

  Revenues from high specification floaters and other semisubmersible rigs decreased by $78.5 and $136.5 million, or 35.0% and 29.6%, respectively, due primarily to a decline in dayrates ($39.2, and $95.0 million) and lower utilization rates ($38.3 and $40.5 million) for the quarter and six months ended June 30, 2000, respectively, as compared to the corresponding periods of the prior year. Revenues from jackup rigs increased by $7.1 and $4.0 million, or 3.2% and .9%, due to increased utilization rates ($14.4 and $19.1 million) for the quarter and six months ended June 30, 2000, respectively. These increases were partially offset by reduced revenues due to the sale of the Ocean Scotian ($7.3 and $15.1 million) for the quarter and six months ended June 30, 1999, respectively.

  Net income for the quarter and six months ended June 30, 2000 decreased due primarily to the lower overall utilization rates and dayrates discussed above.

Bulova
------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Revenues increased by $5.7 and $11.8 million, or 18.5% and 19.3%, respectively, and net income increased by $2.5 and $3.0 million, for the quarter and six months ended June 30, 2000, respectively, as compared to the corresponding periods of the prior year.

  Revenues increased due primarily to an increase in royalty income of $5.5 million from the settlement of a contract dispute. Increased revenues in the six month period also reflect higher unit sales volume.

  Net income increased due primarily to a $3.0 million gain from the settlement of a contract dispute, partially offset by higher brand support and advertising expenses.

Corporate
---------

  Corporate operations consist primarily of investment income, including investment gains (losses) from the Company's investment portfolio, as well as corporate interest expenses and other corporate overhead costs.

  The components of investment gains (losses) included in Corporate operations are as follows:

                                                 Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                                2000            1999       2000            1999
                                             ---------------------------------------------------
                                                                   (In Millions)

Revenues:
  Derivative instruments (1) . . . . . . .   $ (25.6)        $(128.8)    $ (137.2)      $(236.3)
  Fixed maturities . . . . . . . . . . . .       1.7            (5.7)         4.0          (6.1)
  Equity securities, including short
   positions (1) . . . . . . . . . . . . .      49.0            27.5        (11.9)        (14.1)
  Short-term investments, primarily U.S.
   government securities . . . . . . . . .       (.2)           (2.3)        (1.7)          6.2
                                             ---------------------------------------------------
                                                24.9          (109.3)      (146.8)       (250.3)
Income tax (expense) benefit . . . . . . .      (8.7)           38.3         51.4          87.6
                                             ---------------------------------------------------
     Net income (loss) . . . . . . . . . .   $  16.2         $ (71.0)    $  (95.4)      $(162.7)
                                             ===================================================

  (1) Includes gains (losses) on short sales, equity index futures and options aggregating $14.8, $(156.1), $(127.2) and $(304.2), for the quarter and six months ended June 30, 2000 and 1999, respectively. The Company has maintained short positions, in the form of futures or options - most recently as put options - since 1996. Substantially all of the index short positions were closed during the second quarter of 2000. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

  Exclusive of securities transactions, revenues decreased by $1.3 and $3.2 million and net income decreased $5.9 and $10.9 million for the quarter and six months ended June 30, 2000, respectively, as compared to the corresponding periods of the prior year, due primarily to losses from the Company's investment in shipping operations in the current year, compared to income in the prior year.

Liquidity and Capital Resources:
-------------------------------

CNA Financial
-------------

  The principal operating cash flow sources of CNA's property/casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the six months ended June 30, 2000, net cash used in operating activities was $733.0 million as compared with a net cash outflow of $123.0 million for the same period in 1999. The significant increase in net cash used in operating activities was attributable to cash outflows for increased paid claims and claim adjustment expenses of approximately $500.0 million, accelerated health and benefit plan fundings of approximately $180.0 million, and estimated foregone net cash flows from CNA Personal Insurance of approximately $190.0 million, partially offset by increased federal income tax refunds of approximately $120.0 milion and improved operating earnings.

  For the six months ended June 30, 2000, net cash inflows from investment activities was $1,120.0 million as compared with $501.0 million for the same period in 1999. Cash flows from investing activities were principally related to purchases and sales of invested assets. Cash inflows increased from the prior year as invested asset sales increased.

  For the six months ended June 30, 2000, net cash used in financing activities was relatively flat with $356.0 million as compared with $360.0 million for the same period in 1999. Cash flows from financing activities include proceeds from the issuance of debt or equity, outflows for dividends or repayment of debt, and outlays to reacquire equity instruments.

  On May 26, 2000, CNA announced that Continental Casualty Company ("CCC"), a wholly owned subsidiary, has withdrawn its March 20, 2000 proposal to make a tender offer for the shares of CNA Surety Corporation not already owned by CCC and its affiliates. This decision was based on market conditions that no longer made the proposed cash tender offer a favorable transaction.

  On February 15, 2000, Standard's & Poor's lowered CNA's senior debt rating from A- to BBB and lowered CNA's preferred stock rating from BBB to BB+. As a result of these actions, the facility fee payable on the aggregate amount of CNA's $795.0 million revolving credit facility ("Facility") was increased 12.5 basis points per annum and the interest rate was increased to London Interbank Offered Rate ("LIBOR") plus 27.5 basis points. Effective April 1, 2000, CNA's revolving credit facility was reduced from $795.0 million to $770.0 million. As a result of Standard & Poor's actions, CNA repurchased and retired all of its outstanding $150.0 million of money market preferred stock in the first six months of 2000. In addition, on April 28, 2000, CNA repaid the $77.0 million bank loan outstanding under the syndicated bank revolving credit facility.

  During the first six months of 2000, CNA repurchased approximately $33.0 million of its senior notes.

  On August 3, 2000, CNA announced that the process of exploring the sale of its life insurance businesses was complete. CNA will retain the individual life, long-term care and retirement services businesses. CNA will continue to explore the separate sale of the viatical settlements and life reinsurance businesses.

  CNA sold shares of its two largest equity investments, Global Crossing and Canary Wharf subsequent to June 30, 2000 and through August 4, 2000. For Global Crossing, CNA sold approximately 8.9 million common shares resulting in pre-tax realized gains of $229.0 million. For Canary Wharf, CNA sold 25 million common shares resulting in pre-tax realized gains of $163.0 million. The subsequent sales of Global Crossing bring CNA's holdings down to 19.3 million shares, which is the number of shares hedged via the collar discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements.

  Moody's and Fitch removed the ratings from under review and affirmed the rating for Continental Assurance Company ("CAC") and Valley Forge Life ("VFL"), CNA's life insurance subsidiaries, following CNA's recent announcement that it would retain CAC's individual life and retirement services businesses. Moody's and Fitch cited their outlook for CAC and VFL's rating as negative.

Lorillard
---------

  Lorillard and other cigarette manufacturers continue to be confronted with an increasing level of litigation and regulatory issues. Approximately 1,385 product liability cases are pending against U.S. cigarette manufacturers. Lorillard is a defendant in approximately 975 of these cases and the Company is a defendant in approximately 50 of these cases, although the Company has not received service of approximately 20 of them. Plaintiffs claim substantial compensatory and punitive damages in amounts ranging into the billions of dollars.

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. See "Results of Operations" and Note 8 of the Notes to Consolidated Condensed Financial Statements for additional information regarding this settlement and litigation generally.

  On July 14, 2000, the jury in Engle v. R.J. Reynolds Tobacco Co., et al. awarded a total of $145.0 billion in punitive damages against all defendants, including $16.3 billion against Lorillard. Defendants have filed various post-trial motions and the court has not entered a final judgment respecting the punitive damage award at this time. Lorillard remains of the view that the Engle case should not have been certified as a class action. That certification is inconsistent with the overwhelming majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard intends to challenge the class certification, as well as other numerous reversible errors that it believes occurred during the trial to date, at the earliest time that an appeal of these issues is appropriate under Florida or federal law. The Company and Lorillard believe that an appeal of these issues on the merits should prevail.

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

Loews Hotels
------------

  Loews Hotels is developing two hotels with its partners at Universal Orlando in Florida, the first of which is scheduled to open in January 2001.

  Capital expenditures in relation to these hotel projects are being funded by a combination of equity and mortgages.

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore
----------------

  The offshore drilling industry is showing signs of recovery in drilling markets around the world as strong oil and gas prices have provided an environment of improved drilling economics for customers, leading to greater demand for drilling services offshore. The announcement by a major oil producer of its plans to increase exploration and production spending over the next three years further indicates support for a long-anticipated recovery in the offshore drilling industry. Although Diamond Offshore cannot predict the extent to which current industry conditions may or may not continue, there is reason to be optimistic that oil and gas companies will increase their spending on exploration and development in the future, potentially resulting in increased utilization levels and dayrates for offshore drilling rigs.

  Diamond Offshore continues to see improvement in the domestic jack-up market along with some stability in its high specification floater business as the industry concentrates on shallow water natural gas and deep water prospects offshore. While some high specification floating units have seen idle time around the world, Diamond Offshore has maintained high utilization for its rigs in this class. With a strategy of trying to maintain utilization through short-term commitments, Diamond Offshore expects it will be in a position to respond as the high specification floater market improves. In response to high gas prices, Diamond Offshore's jack-up fleet expects to see improved results throughout the rest of the year as dayrates and utilization continue to improve.

  The market for shallow water semisubmersibles is expected to tighten in the near term due to escalating jack-up dayrates in the Gulf of Mexico. The market for mid-water semisubmersibles remains weak although there are signs of good opportunities and improvements in the Gulf of Mexico for the second half of 2000.

  On June 6, 2000, Diamond Offshore issued zero coupon convertible debentures due June 6, 2020 with a face value of $805.0 million. The debentures were issued at a discount providing a yield to maturity of 3.5%, and are convertible into 8.6075 shares of Diamond Offshore common stock per $1,000 debentures.

  During the six months ended June 30, 2000, Diamond Offshore purchased 308,800 shares of its outstanding Common Stock at an aggregate cost of approximately $8.5 million. Depending on market conditions, Diamond Offshore from time to time purchases additional shares in the open market or otherwise.

Bulova
------

  Funds from operations continue to exceed operating requirements. Bulova's cash and cash equivalents, and investments amounted to $39.3 million at June 30, 2000, as compared to $34.1 million at December 31, 1999. Funds for capital expenditures and working capital requirements are expected to be provided from operations.

Majestic Shipping
-----------------

  As previously reported in the Company's 1999 Annual Report on Form 10-K, a subsidiary and an affiliate of the Company have entered into agreements for newbuilding of six supertankers. A subsidiary of the Company also has an option for newbuilding of two additional supertankers, including one option which was exercised. Should the subsidiary exercise its remaining option, the total cost of the eight ships is estimated to amount to approximately $700.0 million. The financing for these ships will be provided by bank debt supported by the Company.

Parent Company
--------------

  During the quarter and six months ended June 30, 2000, the Company purchased 332,700 and 5,866,600 shares of its outstanding Common Stock at an aggregate cost of approximately $17.0 and $305.7 million, respectively. Depending on market conditions, the Company from time to time purchases additional shares in the open market or otherwise.

Investments:
-----------

  Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments, and are carried at fair value. Equity securities, which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value which approximated carrying value at June 30, 2000 and December 31, 1999.

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

Insurance
---------

  A summary of CNA's general account investments, at carrying value, are as follows:


                                                                     Change in
                                                                    Unrealized
                                             June 30,   December 31,   Gains
                                               2000        1999       (Losses)
                                            ----------------------------------
                                                      (In millions)

Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies .     $ 5,487.0   $ 8,318.0     $ 165.0
  Asset-backed securities . . . . . . .       5,380.0     7,039.0        66.0
  Tax exempt securities . . . . . . . .       3,984.0     4,396.0        96.0
  Taxable securities  . . . . . . . . .       8,875.0     7,365.0      (121.0)
  Redeemable preferred stock  . . . . .          50.0       130.0       (67.0)
                                            ---------------------------------
     Total fixed maturity securities  .      23,776.0    27,248.0       139.0
Equity securities . . . . . . . . . . .       2,982.0     3,610.0      (721.0)
Short-term and other investments  . . .       8,134.0     4,702.0       (64.0)
                                            ---------------------------------
     Total  . . . . . . . . . . . . . .     $34,892.0   $35,560.0     $(646.0)
                                            =================================


                                                       June 30,   December 31,
                                                         2000        1999
                                                      ------------------------
                                                            (In millions)

Short-term and other investments:
  Commercial paper  . . . . . . . . . . . . . . . . .    $5,618.0    $ 1,988.0
  Money market funds  . . . . . . . . . . . . . . . .       443.0        904.0
  U.S. Treasury securities  . . . . . . . . . . . . .       125.0         41.0
  Others  . . . . . . . . . . . . . . . . . . . . . .       418.0        422.0
Other investments . . . . . . . . . . . . . . . . . .     1,530.0      1,347.0
                                                         ---------------------
     Total short-term and other
      investments . . . . . . . . . . . . . . . . . .    $8,134.0    $ 4,702.0
                                                         =====================

  The Company's general investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

  A primary objective in the management of the fixed maturity portfolio is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions, other investment opportunities, credit and tax considerations. This activity will produce realized gains and losses depending on market conditions including interest rates.

  Total net unrealized gains for investments at June 30 2000 was $1,176.0 million, down from $1,822.0 million at December 31, 1999. The unrealized position at June 30, 2000, was composed of an unrealized loss of $560.0 million for fixed maturity securities and an unrealized gain of $1,736.0 million for equity securities and other. The unrealized position at December 31, 1999 was composed of an unrealized loss of $700.0 million for fixed maturity securities and an unrealized gain of $2,522.0 million for equity securities and other. See Note 4 of the Notes to Consolidated Condensed Financial Statements for a discussion of the unrealized portion of CNA's ownership in Global Crossing.

  CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 92.9% and 94.2% of which are rated as investment grade at June 30, 2000 and December 31, 1999, respectively.

  Below investment grade bonds are high yield securities rated below BBB by bond rating agencies, as well as other unrated securities which, in the opinion of management, are below investment grade. High yield securities generally involve a greater degree of risk than investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions in the underlying insurance products. CNA's concentration in high yield bonds was 7.1% and 5.8% of its total investments as of June 30, 2000 and December 31, 1999, respectively.

  Included in CNA's fixed maturity securities at June 30, 2000 are $5.4 billion of asset-backed securities, at fair value, consisting of approximately 18.2% in U.S. government agency issued pass-through certificates, 52.2% in collateralized mortgage obligations ("CMOs"), 18.2% in corporate asset-backed obligations and 11.4% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

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

  Certain derivatives in the separate accounts are held for trading purposes. CNA uses these derivatives to mitigate market risk by purchasing Standard & Poor's 500 ("S&P 500") futures contracts in a notional amount equal to the contract liability relating to Life Operations' Index 500 group annuity contract exposure. Changes in fair value of S&P 500 separate account derivatives held for trading purposes are reported as a component of net operating income.

  CNA's largest equity holding in a single issuer is Global Crossing common stock. See Note 4 of the Notes to Consolidated Condensed Financial Statements for a discussion of CNA's ownership in Global Crossing.

  CNA's second largest equity holding is Canary Wharf plc ("Canary Wharf"). During the first six months of 2000, CNA experienced a net decrease in unrealized gains of $91.0 million on its position in Canary Wharf common stock, which was valued at $535.0 million on June 30, 2000, including the related currency hedge. The majority of this decline was due to a sale of 10.2 million shares, resulting in pre-tax realized gain of $61.0 million.

  See the Liquidity and Capital Resources section for discussion of sales of shares of Global Crossing and Canary Wharf subsequent to June 30, 2000.

Accounting Standards
--------------------

  In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this Statement on its accounting and reporting of derivative securities and hedging activities.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of this bulletin to have a significant impact on its results of operations or equity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  The Company is a large diversified financial services company. As such, it has significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the income statement. Market risk exposure is presented for each class of financial instrument held by the Company at June 30, 2000 and December 31, 1999, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

                                    Fair Value
Category of risk exposure:       Asset (Liability)           Market Risk
------------------------------------------------------------------------------
                               June 30,  December 31,   June 30,  December 31,
                                2000         1999        2000         1999
------------------------------------------------------------------------------
(In millions)

Equity markets (1):
  Equity securities            $  199.7    $ 225.0      $   50.0    $   57.0
  Options purchased                27.1      188.9         (12.0)     (154.0)
  Options written                 (25.5)     (25.8)         14.0        10.0
  Index based futures-long                                              51.0
  Index based futures-short                                 (3.0)       (6.0)
  Short sales                    (412.5)    (218.5)       (103.0)      (55.0)
  Separate Accounts -
   Equity securities               19.0       19.0          (5.0)       (5.0)
  Separate Accounts -
   Equity index futures (a)                               (278.0)     (261.0)
Interest rate (2):
  Futures-long                                                          18.0
  Futures-short                                                        (48.0)
  Separate Accounts -
   Fixed maturity securities      368.0      333.0         (15.0)      (12.0)
Commodities:
  Gold (3):
    Options purchased              11.4       15.6          (5.0)      (14.0)
    Options written                (4.1)      (5.2)          4.0         5.0
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

  Historically, the most significant areas of market risk in the Company's trading portfolio resulted from positions held in S&P futures contracts, short sales of certain equity securities and put options purchased on the S&P 500 index. The Company entered into these positions primarily to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction from what management expects, significant losses may occur.
The Company has maintained short positions, in the form of futures or options
- most recently as put options - since 1996. Substantially all of the index short positions were closed during the second quarter of 2000.

  Exposure to market risk is managed and monitored by senior management.
Senior management approves the overall investment strategy employed by the

Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The
Company may manage risk by buying or selling instruments or entering into offsetting positions.

Other than trading portfolio:



                                    Fair Value
Category of risk exposure:       Asset (Liability)           Market Risk
------------------------------------------------------------------------------
                               June 30,  December 31,   June 30,  December 31,
                                2000         1999        2000         1999
------------------------------------------------------------------------------
(In millions)

Equity market (1):
  Equity securities:
   General accounts (a)        $  2,982.5  $ 3,609.6   $   (571.0)  $  (902.0)
   Separate accounts                241.0      240.0        (61.0)      (60.0)
Interest rate(2):
  Fixed maturities (a)           24,388.2   27,924.4     (1,269.0)   (1,286.0)
  Short-term investments (a)     11,034.4    7,317.8         (4.0)       (2.0)
  Other derivative securities        29.2       16.0        (75.0)       16.0
  Separate Accounts (a):
    Fixed maturities              2,536.7    2,927.0       (111.0)     (115.0)
    Short-term investments          134.6       59.0
  Long-term debt                 (5,738.0)  (5,292.0)
------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a) Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(287.0) and $(673.0) at June 30, 2000 and December 31, 1999, respectively.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices that affect the value of equity securities or instruments that derive their value from such securities or indexes.

  Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at June 30, 2000 and December 31, 1999, with all other variables held constant.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on June 30, 2000 and December 31, 1999 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

  The Company's long-term debt, including interest rates swap agreements, as of June 30, 2000 and December 31, 1999 are denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $358.5 and $301.7 million at June 30, 2000 and December 31, 1999, respectively. A 100 basis point decrease would result in an increase in market value of $405.9 and $335.9 million at June 30, 2000 and December 31, 1999, respectively.

  The sensitivity analysis assumes an instantaneous shift in market interest rates increasing 100 basis points from their levels at June 30, 2000 and December 31, 1999, with all other variables held constant.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Marks, Chilean Pesos, Argentinean Pesos and Japanese Yen. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at June 30, 2000 and December 31, 1999, with all other variables held constant.

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

CONVENTIONAL PRODUCT LIABILITY CASES -

  On June 27, 2000, a jury in the Supreme Court of Kings County, New York, returned a verdict in favor of Lorillard and the other defendants in the case of Anderson v. American Tobacco, et al. The court has not ruled on plaintiffs' post-trial motion to set aside the verdict and to enter a verdict in favor of the plaintiffs.

  On July 12, 2000, a jury in the Circuit Court of DeSoto County, Mississippi, returned a verdict in favor of R.J. Reynolds, the only defendant, in the case of Nunnally v. R.J. Reynolds. The deadline has not expired for plaintiff to file any post-trial motions or to appeal from the judgment entered by the trial court. The court has not ruled on plaintiff's motion for judgment notwithstanding the verdict or, in the alternative, for new trial. Neither the Company nor Lorillard were defendants in the case.

  On March 20 and 27, 2000, a jury in the Superior Court of San Francisco County, California, returned verdicts in favor of the plaintiffs and against the two cigarette manufacturing defendants in the case of Whiteley v. Raybestos-Manhattan, Inc., et al. The jury awarded plaintiffs $1.7 million in actual damages and $20.0 million in punitive damages, from the two cigarette manufacturers, Philip Morris and R.J. Reynolds. The court denied Philip Morris' and R.J. Reynolds' motions for judgment notwithstanding the verdict and for new trial. Philip Morris and R.J. Reynolds have noticed an appeal from the judgment entered by the trial court to the California Court of Appeals. Neither the Company nor Lorillard were defendants in the case.

  During June 2000, the Indiana Court of Appeals reversed the judgment entered in favor of the defendants following a 1996 trial in the case of Rogers v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Marion County, Indiana, filed March 27, 1987), due to the trial judge's ex parte contact with the jury. The Court of Appeals has not ruled on defendants' motion for reconsideration of the ruling that reversed the judgment. Neither the Company nor Lorillard are defendants in this matter.

CLASS ACTIONS -

  Trial began during July 1998 in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). Prior to trial, plaintiffs were granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who allege injury or have died from medical conditions caused by their addiction to cigarettes containing nicotine. Defendants are the major U.S. cigarette manufacturers, including Lorillard, the parent company of one of the manufacturers, The Tobacco Institute and the Council for Tobacco Research. The Company is not a defendant in the case. The jury awarded $145.0 billion in punitive damages against the defendants, including $16.3 billion against Lorillard. The Company and Lorillard believe that an appeal of these issues on the merits should prevail. See Note 8 of the Notes to Consolidated Condensed Financial Statements, included in Part I, for a discussion of the verdicts and certain other developments in this case.

  In the case of Aksamit v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, South Carolina, filed November 20, 1997), the court has heard argument on plaintiffs' motion for class certification and has taken it under advisement. The Company is a defendant in the case.

  In the case of Avallone v. The American Tobacco Company, Inc., et al. (Superior Court, Middlesex County, New Jersey, filed April 23, 1998), plaintiffs have attempted to appeal to the New Jersey Supreme Court from the trial court's order that denied their motion for class certification.

  In the case of Blankenship v. American Brands, Inc., et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997), the court has heard argument on plaintiffs' motion for class certification and has taken it under advisement. The case is now assigned to the West Virginia Mass Litigation Panel.

  In the case of Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court has denied plaintiffs' motion for class certification on behalf of California residents who began smoking cigarettes before September 1, 1988, and who smoked at least 15 packages of cigarettes each year.

  In the case of Cole v. The Tobacco Institute, Inc., et al. (U.S. District Court, Eastern District, Texas, filed May 5, 1997), the court granted defendants' motion for judgment on the pleadings and entered final judgment in their favor. Plaintiffs have noticed an appeal to the U.S. Court of Appeals for the Fifth Circuit.

  In the case of Daniels v. Philip Morris Companies, Inc., et al. (Superior Court, San Diego County, California, filed April 2, 1998), the court has denied plaintiffs' motion for class certification. Plaintiffs sought class certification on behalf of California residents who as minors smoked cigarettes on or after April 2, 1994.

  In the case of Nwanze v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, New York, filed September 29, 1997), the court granted without prejudice defendants' motion to dismiss the complaint. Plaintiffs have noticed an appeal to the U.S. Court of Appeals for the Second Circuit from the trial court's final judgment.

  In the case of Richardson v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 24, 1996), the Maryland Court of Special Appeals issued a ruling during May 2000 that reversed the class certification order entered by the trial court.

  In the case of Simon v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 9, 1999), the court has heard argument on plaintiffs' motion for class certification and reserved its ruling. The court has directed that additional briefing, an evidentiary hearing and possible amendment of the pleadings may be required in order for the court to determine plaintiffs' class certification motion.

  In the case of Taylor v. The American Tobacco Company, et al. (Circuit Court, Wayne County, Michigan, filed May 23, 1997), plaintiffs have voluntarily dismissed the case with prejudice.

  The following Class Actions have been filed in which Lorillard or Loews Corporation are named as defendants:

  The case of Force v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, Southern District, Illinois, filed March 29, 2000).

  The case of Decie v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed April 21, 2000).

  The case of Arnitz v. Philip Morris Incorporated, et al. (Circuit Court, Hillsborough County, Florida, filed June 6, 2000; amended complaint filed in order to pursue class action claims, June 30, 2000).

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

  State of Alabama (by Governor James) v. The American Tobacco Company, et al. (Circuit Court, Montgomery County, Alabama, filed November 12, 1998).

  State of Arizona v. The American Tobacco Company, et al. (Superior Court, Maricopa County, Arizona, filed August 20, 1996).

  State of Tennessee v. Brown & Williamson Tobacco Corporation, et al. (Chancery Court, Davidson County, Tennessee, filed December 21, 1998).

  In the case of The Republic of Guatemala v. The Tobacco Institute, Inc., et al. (U.S. District Court, District of Columbia, filed May 11, 1998), the court granted defendants' motion to dismiss the case with prejudice. Plaintiff has noticed an appeal to the U.S. Court of Appeals for the District of Columbia. Neither the Company nor Lorillard are defendants in this matter.

  In the case of Nicaragua v. Liggett Group, Inc., et al. (U.S. District Court, District of Columbia, filed December 10, 1998), the court has granted defendants' motion to dismiss the complaint with prejudice. Plaintiff has noticed an appeal to the U.S. Court of Appeals for the District of Columbia. Neither the Company nor Lorillard are defendants in this matter.

  In the case of Ukraine v. American Brands, Inc., et al. (U.S. District Court, District of Columbia, filed November 19, 1999), the court has granted defendants' motion to dismiss the complaint with prejudice. Plaintiff has noticed an appeal to the U.S. Court of Appeals for the District of Columbia. The Company is a defendant in the case.

  In the case of City of New York, et al. v. The Tobacco Institute, Inc., et al. (Supreme Court, New York County, New York, filed October 17, 1996), the court entered a stipulation dismissing the action with prejudice.

  The following additional Governmental Reimbursement Cases have been filed:

  The case of Her Majesty the Queen in Right of Ontario [Canada] v. Imperial Tobacco Company, et al. (U.S. District Court, Southern District, New York, filed March 1, 2000). The Company is a defendant in the case. The case has been transferred to the Multi-District Litigation Panel in Washington, D.C.

  The case of State of Espirito Santo, Brazil, et al. v. The Brooke Group Ltd., Inc., et al. (U.S. District Court, Southern District, Florida, filed March 20, 2000). The Company is a defendant in the case. The case has been transferred to the Multi-District Litigation Panel in Washington, D.C.

  The case of The State of Mato Grosso do Sul, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed on or about July 18, 2000). Both the Company and Lorillard are named as defendants in the complaint. To date, none of the defendants have received service of process.

Reimbursement Cases filed by Private Citizens:

  In the case of Beckom v. The American Tobacco Company, et al. (Chancery Court, Monroe County, Tennessee, filed May 8, 1997). the U.S. Court of Appeals for the Sixth Circuit affirmed the ruling by the U.S. District Court for the Eastern District of Tennessee that dismissed the action due to plaintiffs' lack of standing to pursue claims in federal court, but it remanded the case to the trial court with directions that the case be remanded to the Chancery Court of Monroe County, Tennessee, in order to determine whether any of plaintiffs' state law claims survive. The Company is a defendant in the case.

  In the case of Mason v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed December 23, 1997), the U.S. District Court for the Western District of Texas, where the case was initiated, granted plaintiffs' motion to transfer the case to the U.S. District Court for the Eastern District of New York.

  In the case of The State of North Carolina, et al. v. The American Tobacco Company, et al. (U.S. District Court, Middle District, North Carolina, filed February 13, 1998), the court has entered the parties' stipulation dismissing the case without prejudice.

Reimbursement Cases filed by Private Companies and Health Plans:

  In the case of Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 29, 1998), the court has continued the trial date to October 10, 2000.

  In the case of Group Health Plan, Inc., et al. v. Philip Morris
Incorporated, et al. (U.S. District Court, Minnesota, filed March 11, 1998), the court has certified to the Minnesota Supreme Court certain questions to enable it to determine whether to grant in its entirety defendants' motion to dismiss the complaint.

  In the case of Health Care Services Corporation, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Northern District, Illinois, filed

April 29, 1998), the United States Court of Appeals for the Seventh Circuit affirmed the trial court's final judgment in favor of the defendants. The Seventh Circuit Court of Appeals denied plaintiffs' motion for rehearing and for rehearing en banc. Plaintiffs did not seek further appellate review of the rulings and the case is concluded.

  The following additional Reimbursement Cases by Private Companies or Health Plans have been filed:

  The case of A.O. Fox Memorial Hospital, et al. v. The American Tobacco Company, et al. (Supreme Court, Nassau County, New York, filed March 30,
2000). Plaintiffs are approximately 175 New York hospitals.

  The case of County of McHenry, Randolph Hospital District, et al. v. Philip Morris, Inc., et al. (Circuit Court, Cook County, Illinois, filed July 13,
2000).

Reimbursement Cases filed by Indian tribes:

  In the case of Lower Brule Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Lower Brule Sioux Tribe, filed May 28, 1997), plaintiff voluntarily dismissed the case without prejudice.

Reimbursement Cases filed by Labor Unions:

  In the case of Day Care Council - Local 205 D.C. 1707 Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed December 8, 1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint without prejudice.

  In the case of Eastern States Health and Welfare Fund, et al. v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed July 28,
1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint without prejudice.

  In the case of IBEW Local 25 Health and Benefit Fund v. Philip Morris, Inc. et al. (Supreme Court, New York County, New York, filed November 25, 1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint without prejudice.

  In the case of IBEW Local 363 Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint without prejudice.

  In the case of Local 138, 138A and 138B International Union of Operating Engineers Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint without prejudice.

  In the case of Local 840, International Brotherhood of Teamsters Health and Insurance Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997), plaintiffs have noticed an appeal to the

New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint without prejudice.

  In the case of Local 1199 Home Care Industry Benefit Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed December 8,
1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint without prejudice.

  In the case of Local 1199 National Benefit Fund for Health and Human Services Employees v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed December 8, 1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint without prejudice.

  In the case of Long Island Council of Regional Carpenters Welfare Fund v. Philip Morris, Inc., et al. (Supreme Court, New York County, New York, filed November 25, 1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint without prejudice.

  In the case of Massachusetts Laborers Health and Welfare Fund v. Philip Morris Inc., et al. (U.S. District Court, Massachusetts, filed June 2, 1997), plaintiffs voluntarily dismissed the case without prejudice.

  In the case of National Asbestos Workers, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed February 27, 1998), the U.S. Court of Appeals for the Second Circuit has ordered the trial court to determine plaintiffs' motion for class certification prior to trial. The trial court has directed the parties to submit briefs on the class certification issue. The Company is a defendant in the case. Trial is scheduled to begin on January 16, 2001.

  In the case of New Mexico and West Texas Multi-Craft Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed October 10, 1997), plaintiffs have voluntarily dismissed their appeal with prejudice.

  In the case of Operating Engineers Local 12 Health and Welfare Trust, et al.
v. American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 16, 1997; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), the court granted the plaintiffs' motion to voluntarily dismiss the case during April 2000 without prejudice. Plaintiffs have noticed an appeal to the California Court of Appeals, contending that the trial court's interlocutory rulings limited their claims. The case had been transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California.

  In the case of Puerto Rican ILGWU Health & Welfare Fund v. Philip Morris Inc., et al. (Supreme Court, New York County, New York, filed September 17,
1997), plaintiffs have noticed an appeal to the New York Court of Appeals from the trial court's March 2000 order that granted defendants' motion to dismiss the complaint without prejudice.

  In the case of Rhode Island Laborers v. The American Tobacco Company, et al. (U.S. District Court, Rhode Island, filed July 24, 1997), the court adopted the report and recommendation of the U.S. Magistrate Judge that defendants' motion to dismiss be granted without prejudice and dismissed the case.

  In the case of Utah Laborers Health & Welfare Trust Fund, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Utah, Central Division, filed June 4, 1998), plaintiffs have voluntarily dismissed the case with prejudice. The Company was a defendant in the case.

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

CONTRIBUTION CLAIMS -

  In the case of Falise, et al. v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed November 12, 1999), the U.S. Court of Appeals for the Second Circuit has ruled that trial cannot begin until it rules on defendants' petition for writ of mandamus, which contends that the trial court should have granted defendants' motion to dismiss the case. The Second Circuit Court of Appeals is scheduled to hear argument of the defendant's petition during September 2000. It is not known when, or if, trial will begin. Trial had been scheduled to start during July 2000.

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

  In the case of McDowell v. GAF Corporation, et al. (Court of Common Pleas, Delaware County, Pennsylvania, filed November 21, 1995), the jury returned a verdict in favor of Lorillard, which was the only defendant in the case at the time of trial. The court has not ruled on plaintiff's post-trial motion.

OTHER TOBACCO-RELATED LITIGATION

  Anti-trust cases -

  The following anti-trust cases have been served:

  The case of Smith v. Philip Morris Companies, Inc., et al. (District Court, Seward County, Kansas, filed February 7, 2000). The Company is a defendant in the case.

  The case of Nierman v. Philip Morris Companies, Inc., et al. (Supreme Court, New York County, New York, filed March 6, 2000). The court has entered a stipulation that dismissed the Company from the case without prejudice.

  The case of Sylvester v. Philip Morris Companies, Inc., et al. (Supreme Court, New York County, New York, filed March 8, 2000). The court has entered a stipulation that dismissed the Company from the case without prejudice.

  The case of Taylor v. Philip Morris Companies, et al. (Superior Court, Cumberland County, Maine, filed March 24, 2000). The court has approved the parties' stipulation dismissing the Company from the case without prejudice.

  The case of Belch v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed April 11, 2000). The Company is a defendant in the case but has not received service of process to date. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Belmonte v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed April 11, 2000. The Company is a defendant in the case but has not received service of process to date. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Shafer v. Philip Morris Companies, Inc., et al. (District Court, South Central Judicial District, Morton County, North Dakota, filed April 18,
2000). The Company is a defendant in the case. The court has entered an order approving plaintiff's motion voluntarily dismissing the Company without prejudice from the case. The court has entered final judgment in favor of the Company reflecting the dismissal order.

  The case of Swanson v. Philip Morris Companies, Inc., et al. (Circuit Court, Hughes County, South Dakota, filed April 18, 2000). The parties have signed a stipulation dismissing the Company from the case without prejudice but the court has not approved the stipulation to date.

  The case of Kissel v. Philip Morris Companies, Inc., et al. (Circuit Court, Brooke County, West Virginia, filed May 2, 2000). The Company is a defendant in the case. The parties have submitted to the court a stipulation dismissing the Company from the case without prejudice. To date, the court has not entered an order approving the stipulation.

  The case of Cusatis v. Philip Morris Companies, Inc., et al. (Circuit Court, Milwaukee County, Wisconsin, filed May 5, 2000). The court has entered an order granting plaintiff's motion to voluntarily dismiss the Company from the case without prejudice.

  The case of Barnes v. Philip Morris Companies, Inc., et al. (Superior Court, District of Columbia, filed May 11, 2000. The case has been transferred to a

Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The court has entered an order granting plaintiff's motion to voluntarily dismiss the Company from the case without prejudice.

  The case of Aguayo v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed May 15, 2000). The Company is a defendant in the case. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Campe v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed May 15, 2000). The Company is a defendant in the case. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Phillips v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed May 15, 2000). The Company is a defendant in the case. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Anderson v. Philip Morris Companies, Inc., et al. (U.S. District Court, Minnesota, filed May 17, 2000). The Company is a defendant in the case. The case has been transferred to a Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia.

  The case of Lau v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed May 25, 2000). The Company is a defendant in the case. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Unruh v. R.J. Reynolds Tobacco Company, et al. (Second Judicial District Court, Washoe County, Nevada, filed June 9, 2000). The Company is not named as a defendant in this matter.

  The case of Baker v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed June 15, 2000). The Company is a defendant in the case. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  In the case of Barnes v. Philip Morris Companies, Inc., et al. (Superior Court, District of Columbia, filed February 10, 2000), the court granted plaintiff's motion to voluntarily dismiss the case without prejudice.

  In the case of Brownstein v. Philip Morris Companies, Inc., et al. (Circuit Court, Broward County, Florida, filed February 8, 2000), the court has entered a stipulation dismissing the Company from the case without prejudice.

  In the case of Cusatis v. Philip Morris Companies, Inc., et al. (Circuit Court, Milwaukee County, Wisconsin, filed February 17, 2000), the court granted plaintiff's motion to voluntarily dismiss the case without prejudice.

  In the case of Del Serrone v. Philip Morris Companies, Inc., et al. (Circuit Court, Wayne County, Michigan, filed February 8, 2000), the court has entered a stipulation dismissing the Company from the case without prejudice.

  In the case of Faherty v. Philip Morris Companies, Inc., et al. (Superior Court, Cumberland County, Maine, filed February 16, 2000), the court granted plaintiff's motion to voluntarily dismiss the case without prejudice.

  In the case of Gray v. Philip Morris Companies, Inc., et al. (Superior Court, Pima County, Arizona, filed February 11, 2000), the court has entered the parties' stipulation dismissing the Company from the case without prejudice.

  In the case of Lennon v. Philip Morris Companies, Inc., et al. (Supreme Court, New York County, New York, filed February 9, 2000), the court has entered the parties' stipulation dismissing the Company from the case without prejudice.

  In the case of Ludke v. Philip Morris Companies, Inc., et al. (District Court, Hennepin County, Minnesota, filed February 14, 2000), the parties have signed a stipulation dismissing the Company from the case without prejudice but the court has not approved the stipulation to date.

  In the case of Romero v. Philip Morris Companies, Inc., et al. (U.S. District Court, New Mexico, filed February 9, 2000), the court has entered the parties' stipulation dismissing the Company from the case without prejudice.

  In the case of Rowlen v. Philip Morris Companies, et al. (U.S. District Court, Southern District, filed February 16, 2000), plaintiffs have voluntarily dismissed the case without prejudice. The Company was a defendant in the case.

  In the case of Shafer v. Philip Morris Companies, Inc., et al. (District Court, South Central Judicial District, Morton County, North Dakota, filed February 16, 2000), the court granted plaintiff's motion to voluntarily dismiss the case without prejudice.

  In the case of Vetter v. Philip Morris Companies, Inc., et al. (Circuit Court, Hughes County, South Dakota, filed February 22, 2000), the court has entered an order granting plaintiffs' motion to voluntarily dismiss the case without prejudice.

  In the case of Withers v. Philip Morris Companies, Inc., et al. (Circuit Court, Jefferson County, Tennessee, filed February 9, 2000), the court has entered a stipulation dismissing the Company from the case without prejudice.

  Wholesalers and Other Direct Purchasers Suits -

  The following suits filed by wholesalers and other direct purchasers of cigarettes have been served:

  The case of Amsterdam Tobacco Company, et al. v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed March 6, 2000). The court has entered the parties' stipulation dismissing the Company from the case without prejudice.

  The case of I. Goldschlack Company v. Philip Morris Companies, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed March 9, 2000). The case has been transferred to a Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The court has entered the parties' stipulation dismissing the Company from the case without prejudice.

  The case of Suwanee Swifty Stores, Inc., et al. v. Philip Morris Companies, Inc., et al. (U.S. District Court, Northern District, Georgia, filed March 14,
2000). The case has been transferred to a Multi District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The

court has entered the parties' stipulation dismissing the Company from the case without prejudice.

  The case of Holiday Markets, Inc., et al. v. Philip Morris Companies, Inc., et al. (U.S. District Court, Northern District, Georgia, filed March 17,
2000). The case has been transferred to a Multi District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The court has entered the parties' stipulation dismissing the Company from the case without prejudice.

  The case of Marcus Distributors v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Illinois, filed April 25, 2000). The court has approved the plaintiffs' motion to voluntarily dismiss the case without prejudice. The Company was a defendant in the case.

  The case of Hartz Foods v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 10, 2000). The Company is a defendant in the case. To our knowledge, none of the defendants have received service of process.

  In the case of Buffalo Tobacco Products, et al. v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed February 8,
2000), the court entered an order granting the parties' stipulation dismissing the Company without prejudice.

  In the case Rog-Glo Ltd. v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, New York, filed February 8, 2000), plaintiff voluntarily dismissed the case without prejudice.

  In the case of Williamson Oil Company Inc. v. Philip Morris Companies, Inc., et al. (U.S. District Court, Northern District, Georgia, filed February 28,
2000), the court has entered the parties' stipulation dismissing the Company from the case without prejudice.

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

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

     Set forth below is information relating to the 2000 Annual Meeting of Shareholders of the Registrant:

     The annual meeting was called to order at 11:00 A.M., May 9, 2000. Represented at the meeting, in person or by proxy, were 90,343,630 shares, approximately 90.7% of the issued and outstanding shares entitled to vote.

     The following business was transacted:

Election of Directors
---------------------

     Over 84% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:


                                     Votes For       Votes Withheld
                                     ---------       --------------

Charles B. Benenson                  89,049,505           1,294,125
John Brademas                        76,707,155          13,636,475
Dennis H. Chookaszian                89,102,718           1,240,912
Paul J. Fribourg                     87,581,488           2,762,142
Bernard Myerson                      89,057,052           1,286,578
Edward J. Noha                       89,078,899           1,264,731
Gloria R. Scott                      89,122,828           1,220,802
Andrew H. Tisch                      87,809,244           2,534,386
James S. Tisch                       87,787,401           2,546,229
Jonathan M. Tisch                    87,797,631           2,545,999
Laurence A. Tisch                    87,796,197           2,547,433
Preston R. Tisch                     87,800,786           2,542,844
Fred Wilpon                          89,139,438           1,204,192

Ratification of the appointment of Independent Certified Public Accountants
---------------------------------------------------------------------------

     Approved - 89,970,323 shares, approximately 99.6% of the shares voting, voted to ratify the appointment of Deloitte & Touche, LLP as independent certified public accountants for the Company. 79,612 shares, approximately 0.1 % of the shares voting, voted against, and 293,695 shares, approximately 0.3% of the shares voting, abstained.

Approval of the Loews Corporation 2000 Stock Option Plan
--------------------------------------------------------

     Approved - 67,995,675 shares, approximately 75.2% of the shares voting, voted to approve the adoption of the Loews Corporation 2000 Stock Option Plan. 21,923,569 shares, approximately 24.3% of the shares voting, voted against, and 424,384 shares, approximately 0.5% of the shares voting, abstained.

Shareholder proposal relating to reporting of executive compensation
--------------------------------------------------------------------

     Rejected - 76,540,146 shares, approximately 93.2% of the shares voting, voted against this shareholder proposal. 2,986,007 shares, approximately 3.6% of the shares voting, were cast for, and 2,595,568 shares, approximately 3.2% of the shares voting, abstained. In addition, there were 8,221,909 shares as to which brokers indicated that they did not have authority to vote ("broker non-votes").

Shareholder proposal relating to tobacco advertising
----------------------------------------------------

     Rejected - 69,433,210 shares, approximately 84.6% of the shares voting, voted against this shareholder proposal. 3,401,451 shares, approximately 4.1% of the shares voting, were cast for, and 9,287,060 shares, approximately 11.3% of the shares voting, abstained. In addition, there were 8,221,909 broker non-votes.

Shareholder proposal relating to Newport advertising
----------------------------------------------------

     Rejected - 69,638,369 shares, approximately 84.8% of the shares voting, voted against this shareholder proposal. 3,153,479 shares, approximately 3.8% of the shares voting, were cast for, and 9,329,873 shares, approximately 11.4% of the shares voting, abstained. In addition, there were 8,221,909 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

  (a)  Exhibits--

       (27.1) Financial Data Schedule for the six months ended June 30,
       2000.

  (b) Current reports on Form 8-K--There were no reports on Form 8-K filed for the three months ended June 30, 2000.

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


                                                     LOEWS CORPORATION
                                                     -------------------------
                                                     (Registrant)





Dated:  August 7, 2000                          By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)

