Form 10-Q
period 2000-09-30
LOEWS CORP
filed 2000-11-13
CIK 60086

=============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------
                                        OR

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

                      Yes     X                       No
                          ---------                      ---------

          Class                               Outstanding at November 3, 2000
--------------------------                    --------------------------------
Common stock, $1 par value                             98,614,000 shares
==============================================================================

                                      INDEX

Part I. Financial Information                                         Page No.
                                                                      --------

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      September 30, 2000 and December 31, 1999  . . . . . . . . .          3

    Consolidated Condensed Statements of Income--
      Three and nine months ended September 30, 2000 and 1999 . .          4

    Consolidated Condensed Statements of Cash Flows--
      Nine months ended September 30, 2000 and 1999 . . . . . . .          5

    Notes to Consolidated Condensed Financial Statements  . . . .          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . .         31

  Item 3. Quantitative and Qualitative Disclosures about Market
    Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         50

Part II. Other Information

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .         54

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .         68

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
------------------------------------------------------------------------------
(Amounts in millions of dollars)                    September 30, December 31,
                                                        2000           1999
                                                    --------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of
   $28,534.6 and $28,637.7 . . . . . . . . . .      $ 28,223.5      $27,924.4
  Equity securities, cost of $1,587.3 and
   $1,870.2  . . . . . . . . . . . . . . . . .         2,927.5        4,023.5
  Other investments  . . . . . . . . . . . . .         1,612.4        1,367.3
  Short-term investments . . . . . . . . . . .         9,431.0        7,317.8
                                                    --------------------------
     Total investments . . . . . . . . . . . .        42,194.4       40,633.0
Cash . . . . . . . . . . . . . . . . . . . . .           216.3          183.9
Receivables-net  . . . . . . . . . . . . . . .        15,404.4       13,540.9
Property, plant and equipment-net  . . . . . .         3,199.8        2,952.7
Deferred income taxes  . . . . . . . . . . . .           743.2          773.9
Goodwill and other intangible assets-net . . .           397.0          409.5
Other assets . . . . . . . . . . . . . . . . .         4,206.4        3,931.1
Deferred policy acquisition costs of insurance
 subsidiaries  . . . . . . . . . . . . . . . .         2,577.8        2,435.6
Separate Account business  . . . . . . . . . .         4,513.5        4,603.1
                                                    --------------------------
     Total assets  . . . . . . . . . . . . . .      $ 73,452.8      $69,463.7
                                                    ==========================

Liabilities and Shareholders' Equity:

Insurance reserves and claims  . . . . . . . .      $ 39,246.4      $39,164.7
Payable for securities purchased . . . . . . .         2,571.4          516.6
Securities sold under repurchase agreements  .         1,838.9        1,647.3
Long-term debt, less unamortized discount  . .         6,025.7        5,706.3
Other liabilities  . . . . . . . . . . . . . .         6,438.9        5,497.7
Separate Account business  . . . . . . . . . .         4,513.5        4,603.1
                                                    --------------------------
     Total liabilities . . . . . . . . . . . .        60,634.8       57,135.7
Minority interest  . . . . . . . . . . . . . .         2,238.6        2,350.3
Shareholders' equity . . . . . . . . . . . . .        10,579.4        9,977.7
                                                    --------------------------
     Total liabilities and shareholders'
      equity . . . . . . . . . . . . . . . . .      $ 73,452.8      $69,463.7
                                                    ==========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
------------------------------------------------------------------------------------------------
(In millions, except per share data)             Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                             ------------------------  -------------------------
                                                 2000            1999       2000           1999
                                             ---------------------------------------------------
Revenues:
  Insurance premiums  . . . . . . . . . .    $2,918.4        $3,349.4  $  8,464.7     $10,292.3
  Investment income, net of expenses  . .       618.5           589.6     1,755.6       1,727.8
  Investment gains (losses) . . . . . . .       687.2            (2.3)    1,000.1         136.7
  Manufactured products (including excise
   taxes of $171.1, $137.5, $508.4 and
   $388.6)  . . . . . . . . . . . . . . .     1,136.1         1,106.4     3,299.8       3,067.0
  Other . . . . . . . . . . . . . . . . .       416.2           470.7     1,261.9       1,382.2
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .     5,776.4         5,513.8    15,782.1      16,606.0
                                             ---------------------------------------------------
Expenses:
  Insurance claims and policyholders'
   benefits   . . . . . . . . . . . . . .     2,464.7         2,757.7     7,155.8       8,605.7
  Amortization of deferred policy
   acquisition costs  . . . . . . . . . .       456.3           483.3     1,381.6       1,591.4
  Cost of manufactured products sold  . .       582.1           577.6     1,727.3       1,588.2
  Other operating expenses  . . . . . . .     1,036.7         1,136.3     2,904.7       3,233.1
  Interest  . . . . . . . . . . . . . . .        92.9            91.1       266.5         286.7
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .     4,632.7         5,046.0    13,435.9      15,305.1
                                             ---------------------------------------------------
                                              1,143.7           467.8     2,346.2       1,300.9
                                             ---------------------------------------------------
  Income tax  . . . . . . . . . . . . . .       379.1           165.2       794.2         424.9
  Minority interest   . . . . . . . . . .        85.0            31.3       178.2         147.1
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .       464.1           196.5       972.4         572.0
                                             ---------------------------------------------------
Income before cumulative effect of
 changes in accounting principles . . . .       679.6           271.3     1,373.8         728.9

Cumulative effect of changes in
 accounting principles-net  . . . . . . .                                                (157.9)
                                             ---------------------------------------------------
Net income  . . . . . . . . . . . . . . .    $  679.6        $  271.3  $  1,373.8     $   571.0
                                             ===================================================
Net income per share:
  Income before cumulative effect of
   changes in accounting principles . . .    $   6.89        $   2.52  $    13.79     $    6.65
  Cumulative effect of changes in
   accounting principles-net  . . . . . .                                                 (1.44)
                                             ---------------------------------------------------
Net income  . . . . . . . . . . . . . . .    $   6.89        $   2.52  $    13.79     $    5.21
                                             ===================================================
Cash dividends per share  . . . . . . . .    $    .25        $    .25  $      .75     $     .75
                                             ===================================================

Weighted average number of shares
 outstanding  . . . . . . . . . . . . . .        98.6           107.6        99.6         109.5
                                             ===================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
------------------------------------------------------------------------------------------------
(Amounts in millions)                                                    Nine Months Ended
                                                                           September 30,
                                                                   -----------------------------
                                                                        2000          1999
                                                                   -----------------------------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .        $  1,373.8       $    571.0
  Adjustments to reconcile net income to net cash provided by
   operating activities-net  . . . . . . . . . . . . . . . .            (428.7)           221.3
  Cumulative effect of changes in accounting principles  . .                              157.9
  Changes in assets and liabilities-net:
    Reinsurance receivables  . . . . . . . . . . . . . . . .          (1,580.8)           701.0
    Other receivables  . . . . . . . . . . . . . . . . . . .              51.9           (461.0)
    Prepaid reinsurance premiums . . . . . . . . . . . . . .             (39.6)          (285.5)
    Deferred policy acquisition costs  . . . . . . . . . . .            (155.1)          (217.0)
    Insurance reserves and claims  . . . . . . . . . . . . .             175.2            168.2
    Federal income taxes . . . . . . . . . . . . . . . . . .             562.7            109.7
    Other liabilities  . . . . . . . . . . . . . . . . . . .             662.6            264.5
    Trading securities . . . . . . . . . . . . . . . . . . .            (122.3)          (656.1)
    Other-net  . . . . . . . . . . . . . . . . . . . . . . .            (252.2)           441.7
                                                                    ----------------------------
                                                                         247.5          1,015.7
                                                                    ----------------------------
Investing Activities:
  Purchases of fixed maturities  . . . . . . . . . . . . . .         (42,357.8)       (45,255.9)
  Proceeds from sales of fixed maturities  . . . . . . . . .          40,259.9         44,967.0
  Proceeds from maturities of fixed maturities . . . . . . .           3,258.8          2,305.3
  Change in securities sold under repurchase agreements  . .             191.6          2,292.8
  Purchases of equity securities . . . . . . . . . . . . . .          (1,387.9)          (735.3)
  Proceeds from sales of equity securities . . . . . . . . .           2,304.1            891.8
  Change in short-term investments . . . . . . . . . . . . .          (1,559.9)        (3,964.2)
  Purchases of property, plant and equipment . . . . . . . .            (547.0)          (491.9)
  Purchases of subsidiary common stock . . . . . . . . . . .                              (67.9)
  Change in other investments  . . . . . . . . . . . . . . .              16.7            (15.0)
                                                                    ----------------------------
                                                                         178.5           (73.3)
                                                                    ----------------------------
Financing Activities:
  Dividends paid to shareholders . . . . . . . . . . . . . .             (75.0)           (82.3)
  Dividends paid to minority interests . . . . . . . . . . .             (25.6)           (30.3)
  Purchases of treasury shares . . . . . . . . . . . . . . .            (305.7)          (435.4)
  Purchases of treasury shares by subsidiaries . . . . . . .             (40.3)
  Issuances of long-term debt  . . . . . . . . . . . . . . .             426.3            206.1
  Principal payments on long-term debt . . . . . . . . . . .            (113.9)          (474.4)
  Redemption of CNA preferred stock  . . . . . . . . . . . .            (150.0)
  Receipts credited to policyholders . . . . . . . . . . . .               3.6              5.7
  Withdrawals of policyholders account balances  . . . . . .            (113.0)           (56.3)
                                                                    ----------------------------
                                                                        (393.6)          (866.9)
                                                                    ----------------------------
Net change in cash . . . . . . . . . . . . . . . . . . . . .              32.4             75.5
Cash, beginning of period  . . . . . . . . . . . . . . . . .             183.9            287.4
                                                                    ----------------------------
Cash, end of period  . . . . . . . . . . . . . . . . . . . .        $    216.3       $    362.9
                                                                    ============================

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

  The cumulative effect of these accounting changes resulted in a charge for the nine months ended September 30, 1999 as follows:


Accounting by Insurance and Other Enterprises for Insurance-
 Related Assessments (net of income taxes and minority
 interest of $95.4 and $26.5)  . . . . . . . . . . . . . . .       $150.8
Costs of Start-Up Activities (net of income taxes of $3.8) .          7.1
                                                                   ------
                                                                   $157.9
                                                                   ======

Comprehensive income

  Comprehensive income includes all changes to shareholders' equity, including net income, except those resulting from investments by shareholders and distributions to shareholders. For the three and nine months ended September 30, 2000 and 1999, comprehensive income (loss) totaled $637.6, $(285.4), $980.4 and $266.0, respectively. Comprehensive income (loss) includes net income, unrealized appreciation (depreciation) and foreign currency translation gains or losses.

Net income per share

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per common share-assuming dilution, is the same as basic earnings per share because the impact of securities that could potentially dilute basic earnings per common share is insignificant.

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


                                                    Nine Months Ended September 30, 2000
                                                -------------------------------------------
                                                   Direct    Assumed     Ceded        Net
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 6,261.0   $1,426.0   $2,601.0   $ 5,086.0
Accident and health . . . . . . . . . . . . .     2,706.0      406.0      431.0     2,681.0
Life  . . . . . . . . . . . . . . . . . . . .       896.0      173.0      371.0       698.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 9,863.0   $2,005.0   $3,403.0   $ 8,465.0
                                                ===========================================

                                                    Nine Months Ended September 30, 1999
                                                -------------------------------------------
                                                   Direct    Assumed     Ceded        Net
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 6,731.0   $1,237.0   $  999.0   $ 6,969.0
Accident and health . . . . . . . . . . . . .     2,809.0      140.0      276.0     2,673.0
Life  . . . . . . . . . . . . . . . . . . . .       812.0      140.0      302.0       650.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $10,352.0   $1,517.0   $1,577.0   $10,292.0
                                                ===========================================

  See Note 6 for discussion of the Personal Insurance business, which had the effect of increasing ceded earned premiums for the nine months ended September 30, 2000 by $1,431.0.

3.  Receivables:

  The Company's receivables are comprised of the following:


                                                September 30, December 31,
                                                    2000          1999
                                                --------------------------

Reinsurance . . . . . . . . . . . . . . . . .   $ 8,983.4       $ 7,402.6
Other insurance . . . . . . . . . . . . . . .     5,087.1         5,114.8
Security sales  . . . . . . . . . . . . . . .       929.7           308.6
Accrued investment income . . . . . . . . . .       420.5           400.6
Other . . . . . . . . . . . . . . . . . . . .       323.2           651.1
                                                --------------------------
     Total  . . . . . . . . . . . . . . . . .    15,743.9        13,877.7

Less allowance for doubtful accounts and cash
 discounts  . . . . . . . . . . . . . . . . .       339.5           336.8
                                                --------------------------
     Receivables-net  . . . . . . . . . . . .   $15,404.4       $13,540.9
                                                ==========================

4.  Shareholders' equity:

                                                September 30, December 31,
                                                   2000         1999
                                                --------------------------
Preferred stock, $.10 par value,
  Authorized--100,000,000 shares
Common stock, $1 par value:
  Authorized--400,000,000 shares
  Issued-104,480,600 shares . . . . . . . . .   $   104.5       $   104.5
Additional paid-in capital  . . . . . . . . .       152.7           150.7
Earnings retained in the business . . . . . .    10,004.7         8,705.9
Accumulated other comprehensive income  . . .       623.2         1,016.6
                                                --------------------------
     Total  . . . . . . . . . . . . . . . . .    10,885.1         9,977.7
Less common stock (5,866,600 shares) held in
 treasury, at cost  . . . . . . . . . . . . .       305.7
                                                --------------------------
Total shareholders' equity  . . . . . . . . .   $10,579.4       $ 9,977.7
                                                ==========================

  The change in accumulated other comprehensive income is primarily related to the change in unrealized gains on CNA's investment in Global Crossing Ltd. ("Global Crossing") common stock. As of September 30, 2000, CNA held 19.3 million shares of Global Crossing common stock. During the first quarter of 2000, CNA entered into option agreements intended to hedge market risk associated with approximately 19.3 million shares of Global Crossing common stock. These option agreements were structured as collars in which CNA purchased put options and sold call options on Global Crossing common stock. As of September 30, 2000, the average exercise prices were $51.70 and $64.93 on the put options and call options, subject to adjustments on the call options under certain limited circumstances. The options expire in the first half of 2002 and are only exercisable on their expiration dates. CNA has designated the collars as hedges of its investment in Global Crossing. Accordingly, the fair value of the collars is presented in equity securities available-for-sale in the accompanying consolidated condensed balance sheet, consistent with the hedged item. The unrealized gain, including the fair market value of the collar, on CNA's position in Global Crossing was $920.0 as of September 30, 2000. Changes in CNA's investment in Global Crossing before taxes and minority interest were as follows:

                                   Three Months Ended    Nine Months Ended
                                      September 30,         September 30,
                                   ---------------------------------------
                                      2000     1999         2000      1999
                                   ---------------------------------------

(Decrease) increase in
 unrealized gain on Global
 Crossing common stock . . . . .  $(124.0)  $(588.0)   $(1,203.0)   $ 67.0
(Decrease) increase in
 unrealized gain on collar . . .    (61.0)                 358.0
                                  ----------------------------------------
Net (decrease)increase  in
 unrealized gain on position in
 Global Crossing . . . . . . . .  $(185.0)  $(588.0)   $  (845.0)   $ 67.0
                                  ========================================
Realized gains on sales of
 Global Crossing common stock  .  $ 229.0              $   485.0    $222.0
                                  ========================================

5.  Restructuring and Other Related Charges:

  As part of CNA's restructuring plan (the "Plan") that was initiated in August 1998, restructuring-related charges of $70.0 were recorded in the nine months ended September 30, 1999. These charges did not qualify for the initial restructuring accrual under generally accepted accounting principles at the end of the third quarter of 1998 and therefore, were expensed as incurred. The charges included the following:

  In the first nine months of 1999, restructuring-related charges for Agency Market Operations totaled approximately $48.0. The charges included employee severance and outplacement costs of $17.0 related to the planned net reduction in the workforce. The Agency Market Operations charges also included consulting costs of $9.0 and parallel processing charges of $10.0. Other charges, including relocation and facility charges, totaled approximately $12.0.

  In the first nine months of 1999, restructuring-related charges for Risk Management totaled approximately $8.0. The charges included parallel processing costs of approximately $3.0, and employee severance and outplacement costs of approximately $2.0. Other charges, including consulting and facility charges, totaled approximately $5.0. Additionally Risk Management reduced its estimate for lease termination costs by $2.0 during the nine months ended September 30, 1999.

  In the first nine months of 1999, restructuring-related charges for Group Operations totaled approximately $5.0 related primarily to employee severance and other charges.

  For the other segments of CNA, restructuring-related charges totaled approximately $9.0 for the first nine months of 1999 and related primarily to employee severance costs.

  No restructuring-related charges related to the Plan have been incurred in 2000; however, payments were made during 2000 related to amounts accrued under the Plan as of December 31, 1999. The following table sets forth the major categories of the restructuring accrual and changes therein during the first nine months of 2000.

                                       Employee
                                      Termination
                                         and              Lease
                                     Related Benefit    Termination     Business
                                         Costs             Costs       Exit Costs    Total
-------------------------------------------------------------------------------------------

Accrued costs at December 31, 1999 . .  $ 4.0             $ 27.0         $ 15.0     $ 46.0
Payments charged against liability . .   (4.0)             (13.0)         (10.0)     (27.0)
------------------------------------------------------------------------------------------
Accrued costs at September 30, 2000  .                    $ 14.0         $  5.0     $ 19.0
==========================================================================================

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

  CNA will continue to write new and renewal CNA Personal Insurance policies and to reinsure this business with Allstate companies, until such time as Allstate exercises its option to buy the five CNA subsidiaries. Prior to 2002, CNA will concentrate the direct writing of CNA Personal Insurance business into the five optioned companies, such that most, if not all, business related to this transaction will be written by those companies by the date Allstate exercises its option. CNA continues to have primary liability on policies reinsured by Allstate.

  CNA will continue to have an ongoing interest in the profitability of CNA Personal Insurance business and the related successor business through an agreement licensing the "CNA Personal Insurance" trademark and a portion of CNA's Agency Market Operations distribution system to Allstate for use in Allstate's personal insurance agency business for a period of five years. Under this agreement, CNA will receive a royalty fee based on the business volume of CNA Personal Insurance policies sold through the CNA agents for a period of six years. In addition, the $75.0 equity-linked note will be redeemed on September 30, 2009 (subject to earlier redemption on stated contingencies) for an amount equal to the face amount plus or minus an amount not exceeding $10.0, depending on the underwriting profitability of the CNA Personal Insurance business.

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

  The ceding commission related to the prospective portion of the transaction has been recognized in proportion to the recognition of the unearned premium reserve to which it relates. Approximately $8.0 and $69.0 of the ceding commission was earned for the three and nine months ended September 30, 2000, respectively. The entire $120.0 ceding commission has now been earned over the twelve months since the transfer to Allstate. Approximately $7.0 and $21.0 of royalty fees were earned for the three and nine month periods ended September 30, 2000.

  The CNA Personal Insurance business (which was transferred to Allstate) contributed net earned premiums of $459.0 and $1,400.0, and net operating income of $17.0 and $42.0, during the three and nine months ended
September 30, 1999, respectively.

Sale of AMS Services, Inc.

  On November 30, 1999, CNA sold the majority of its interest in AMS Services, Inc. ("AMS"), a software development company serving the insurance agency market. Prior to the sale, CNA owned 89% of AMS and consolidated AMS in its financial statements. As a result of the sale, CNA owns 9% of AMS and therefore AMS is no longer consolidated. CNA's share of the AMS operating results included $58.0 and $178.0 of operating revenue, and $3.0 of net operating income and $7.0 of net operating loss for the three and nine months ended September 30, 1999, respectively.

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

  The following tables set forth the Company's consolidated revenues and income by business segment:


                                              Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                            -----------------------------------------------
                                               2000         1999        2000         1999
                                            -----------------------------------------------

Revenues (a):
  CNA Financial:
    Property and casualty . . . . . . .      $2,850.6     $2,679.5   $ 7,614.6   $ 8,675.0
    Life  . . . . . . . . . . . . . . .         468.3        396.2     1,287.4     1,091.5
    Group . . . . . . . . . . . . . . .       1,046.8        907.8     2,927.8     2,811.9
    Other Insurance . . . . . . . . . .         (37.8)        17.0      (138.1)      116.7
                                            ----------------------------------------------
   Total CNA Financial  . . . . . . . .       4,327.9      4,000.5    11,691.7    12,695.1
  Lorillard . . . . . . . . . . . . . .       1,124.6      1,088.6     3,267.4     3,018.5
  Loews Hotels  . . . . . . . . . . . .          84.1         63.1       248.7       191.7
  Diamond Offshore  . . . . . . . . . .         174.2        216.1       518.0       676.6
  Bulova  . . . . . . . . . . . . . . .          42.1         38.6       114.9        99.6
  Corporate . . . . . . . . . . . . . .          23.5        106.9       (58.6)      (75.5)
                                            -----------------------------------------------

  Total . . . . . . . . . . . . . . . .      $5,776.4     $5,513.8   $15,782.1   $16,606.0
                                            ===============================================

Income before taxes, minority interest
 and cumulative effect of changes in
 accounting principles:
  CNA Financial:
    Property and casualty . . . . . . .      $  732.5     $   45.6   $ 1,445.4   $   533.1
    Life  . . . . . . . . . . . . . .  .        100.8         36.6       220.2       111.1
    Group . . . . . . . . . . . . . .  .         63.1         32.7       119.8        69.2
    Other Insurance . . . . . . . . . .         (81.6)       (82.7)     (263.6)     (248.7)
                                            -----------------------------------------------
   Total CNA Financial  . . . . . . . .         814.8         32.2     1,521.8       464.7
  Lorillard . . . . . . . . . . . . . .         320.1        305.7       905.8       790.3
  Loews Hotels  . . . . . . . . . . . .           8.2          1.5        34.9        12.9
  Diamond Offshore  . . . . . . . . . .          15.4         58.2        65.2       219.8
  Bulova  . . . . . . . . . . . . . . .           6.5          6.1        20.1        14.2
  Corporate . . . . . . . . . . . . . .         (21.3)        64.1      (201.6)     (201.0)
                                            -----------------------------------------------
  Total . . . . . . . . . . . . . . . .      $1,143.7     $  467.8   $ 2,346.2   $ 1,300.9
                                            ===============================================

                                              Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                            -----------------------------------------------
                                               2000         1999        2000         1999
                                            -----------------------------------------------

Net income (a):
  CNA Financial:
    Property and casualty  . . . . . .      $   427.9    $    30.8  $    838.7   $   323.0
    Life . . . . . . . . . . . . . . .           57.4         20.3       126.3        62.2
    Group  . . . . . . . . . . . . . .           36.7         18.5        70.0        41.1
    Other Insurance  . . . . . . . . .          (40.4)       (45.8)     (141.5)     (125.3)
                                            -----------------------------------------------
   Total CNA Financial  .. . . . . . .          481.6         23.8       893.5       301.0
  Lorillard  . . . . . . . . . . . . .          198.7        182.9       559.3       472.6
  Loews Hotels . . . . . . . . . . . .            5.4          1.2        22.5         8.5
  Diamond Offshore   . . . . . . . . .            4.5         18.8        19.2        70.4
  Bulova . . . . . . . . . . . . . . .            3.6          3.3        11.1         7.8
  Corporate  . . . . . . . . . . . . .          (14.2)        41.3      (131.8)     (131.4)
                                            -----------------------------------------------
                                                679.6        271.3     1,373.8       728.9
  Cumulative effect of changes in
   accounting principles   . . . . . .                                              (157.9)
                                            -----------------------------------------------

  Total  . . . . . . . . . . . . . . .      $   679.6    $   271.3  $  1,373.8   $   571.0
                                            ===============================================


  (a) Investment gains (losses) included in Revenues and Net income are as follows:


                                              Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                            -----------------------------------------------
                                               2000         1999        2000         1999
                                            -----------------------------------------------

Revenues (a):
  CNA Financial:
    Property and casualty  . . . . . .      $   619.7    $   (61.2)  $ 1,066.5   $   293.2
    Life  . . . .  . . . . . . . . . .           31.7        (18.9)       20.1       (47.5)
    Group . . . . . . . . . . . .. . .           49.7         (3.4)       80.0         7.4
    Other Insurance  . . . . . . . . .            5.1          2.3         1.3        55.0
                                            -----------------------------------------------
   Total CNA Financial . . . . . . . .          706.2        (81.2)    1,167.9       308.1
  Corporate and other  . . . . . . . .          (19.0)        78.9      (167.8)     (171.4)
                                            -----------------------------------------------
   Total . . . . . . . . . . . . . . .      $   687.2    $    (2.3)  $ 1,000.1   $   136.7
                                            ===============================================
Net income:
  CNA Financial:
    Property and casualty  . . . . . .      $   350.8    $   (33.7)  $   602.1   $   162.7
    Life . . . . . . . . . . . . . . .           17.5        (10.8)       11.3       (26.4)
    Group  . . . . . . . . . . . . . .           28.1         (1.9)       45.2         4.1
    Other Insurance  . . . . . . . . .            3.2          1.5          .8        30.7
                                            -----------------------------------------------
   Total CNA Financial . . . . . . . .          399.6        (44.9)      659.4       171.1
  Corporate and other  . . . . . . . .          (12.4)        51.3      (109.1)     (111.4)
                                            -----------------------------------------------
   Total . . . . . . . . . . . . . . .      $   387.2    $     6.4   $   550.3   $    59.7
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

IGI Contingency
---------------

  In 1997, CNA Reinsurance Company Limited ("CNA Re Ltd.") entered into an arrangement with IOA Global, Ltd. ("IOA"), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. ("IGI"), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the "IGI Program"). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters ("AAHRU") Facility. CNA's Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages over the past three years.

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

  As noted, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program. CNA believes it has valid and enforceable reinsurance contracts with the AAHRU Facility and other reinsurers with respect to the IGI Program, including the United States workers' compensation carve-out business. It is likely that certain reinsurers will dispute their liabilities to CNA, however, CNA is unable to predict the extent of such potential disputes at this time. Legal actions could result, and the resolution of any such actions could take years.

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

  Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form, which includes an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether clean-up costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

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

  As of September 30, 2000 and December 31, 1999, CNA carried $366.0 and $463.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims.

  CNA's property/casualty insurance subsidiaries have exposure to asbestos claims. Estimation of asbestos claim reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. As of September 30, 2000 and December 31, 1999, CNA carried approximately $588.0 and $684.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims, including those related to Fibreboard Corporation.

  Unfavorable asbestos claim reserve development totaled $12.0, $86.0, $43.0 and $215.0 for the three and nine months ended September 30, 2000 and 1999, respectively. Unfavorable environmental pollution and other mass tort reserve development totaled $15.0 and $36.0 for the three and nine months ended September 30, 2000. Favorable environmental pollution and other mass tort reserve development totaled $33.0 and $49.0 for the three and nine months ended September 30, 1999.

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

                                                  September 30, 2000         December 31, 1999
                                               -------------------------------------------------
                                               Environmental             Environmental
                                                 Pollution                 Pollution
                                               and Other Mass            and Other Mass
                                                   Tort       Asbestos      Tort        Asbestos
                                               -------------------------------------------------

      Gross reserves . . . . . . . . . .       $ 516.0        $ 849.0    $ 618.0        $ 946.0
      Less ceded reserves  . . . . . . .        (150.0)        (261.0)    (155.0)        (262.0)
                                               -------------------------------------------------
    Net reserves . . . . . . . . . . . .       $ 366.0        $ 588.0    $ 463.0        $ 684.0
                                               =================================================

NON-INSURANCE

TOBACCO RELATED

  Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products. During the third quarter of 2000, more than 1,100 cases were filed on behalf of West Virginia cigarette smokers. As of November 1, 2000, approximately 1,225 cases were pending against cigarette manufacturers in West Virginia. In addition, approximately 2,500 cases were filed during the third quarter of 2000 by flight attendants alleging injury from exposure to environmental tobacco smoke in the aircraft cabin. As of November 1, 2000, approximately 3,125 flight attendant cases were pending. Lorillard is a defendant in all of the flight attendant suits served to date and is a defendant in most of the cases pending in West Virginia, including all of those filed in the third quarter of 2000.

  Excluding the flight attendant and West Virginia suits, approximately 580 product liability cases were pending against U.S. cigarette manufacturers on November 1, 2000. Of these 580 cases, Lorillard was a defendant in approximately 260.

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

  Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects claimed to have resulted from an individual's use of cigarettes and/or smokeless tobacco products, addiction to smoking, or exposure to environmental tobacco smoke ("Conventional Product Liability Cases"). Approximately 4,120 such actions are pending against Lorillard, including most of the cases filed in West Virginia and each of the approximately 3,125 pending flight attendant cases. In other cases, plaintiffs have brought claims as purported class actions on behalf of large numbers of individuals for damages allegedly caused by smoking ("Class Actions"). Approximately 35 such cases are pending against

Lorillard. In some cases, plaintiffs are governmental entities or entities such as labor unions, private companies, Indian Tribes, or private citizens suing on behalf of taxpayers. Plaintiffs in these cases seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages ("Reimbursement Cases"). Approximately 55 such cases are pending, including suits brought by the U.S. federal government and the governments of several foreign nations. There also are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers ("Claims for Contribution"). Approximately eight such actions are pending against Lorillard, and a ninth case has been served on some of the defendants but not Lorillard.

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

  Lorillard recorded pre-tax charges of $281.6, $297.9 $829.5 and $782.4 for the three and nine months ended September 30, 2000 and 1999, respectively, related to the settlement of tobacco litigation. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

  CONVENTIONAL PRODUCT LIABILITY CASES- There are approximately 4,815 cases pending in United States federal and state courts against manufacturers of tobacco products in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, due to use of smokeless tobacco products, or due to nicotine dependence. Approximately 1,235 of these are individual cases pending in West Virginia. Approximately 1,100 of the West Virginia cases were filed during the third quarter of 2000. Approximately 3,125 of the cases have been filed by flight attendants purportedly injured by their exposure to environmental tobacco smoke in the aircraft cabin. Approximately 2,500 of the flight attendant cases were filed during the third quarter of 2000. Lorillard is a defendant in approximately 4,420 of these cases, including all of the cases filed in West Virginia during the third quarter of 2000 as well as each of the approximately 3,125 flight attendant cases. The Company is a defendant in ten of the cases filed by individuals, although seven of them have not been served. The Company is not a defendant in any of the flight attendant suits. The Company also was not named as a defendant in any of the approximately 1,100 cases filed in West Virginia during the third quarter of 2000.

  Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Plaintiffs in the flight attendant cases may not seek punitive damages as to injuries that arose prior to January 15, 1997. Plaintiffs in the West Virginia suits filed in the third quarter of 2000 seek unspecified amounts of punitive damages.

  On October 12, 2000, a jury in the Circuit Court of Hillsborough County, Florida, returned a verdict in favor of the plaintiff and awarded him $0.2 in actual damages in the case of Jones v. R.J. Reynolds. The jury declined to award plaintiff punitive damages. R.J. Reynolds has filed a motion for judgment notwithstanding the verdict or, in the alternative, for new trial. The court is scheduled to hear argument of the motion during December 2000. Neither the Company nor Lorillard were defendants in the case.

  On June 27, 2000, a jury in the Supreme Court of Kings County, New York, returned a verdict in favor of Lorillard and the other defendants in the case of Anderson v. American Tobacco, et al. The court has denied plaintiffs' post-trial motion to set aside the verdict and to enter a verdict in favor of the plaintiffs. Final judgment cannot be entered in this matter at this time so the deadline for plaintiffs to notice an appeal has not expired.

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

  During 1999 and 2000, a total of twelve trials were held involving fifteen cases filed by individual plaintiffs. Lorillard and the Company were defendants in one of the cases and Lorillard was a defendant in two additional cases. Juries returned verdicts in favor of the defendants in the cases tried against Lorillard and the Company. No appeals are pending in these matters, although the deadline has not expired for filing of an appeal in the case of Anderson, which was tried against Lorillard during 2000. In the twelve remaining cases, verdicts were returned in favor of the defendants in seven of the matters. Juries found in plaintiffs' favor in the remaining five cases. In these five verdicts, juries awarded plaintiffs a total of $154.7 in actual damages and punitive damages. One of the five verdicts in favor of plaintiffs has been vacated on appeal. In two of the remaining cases, the courts have reduced the verdicts from $131.8 to a total of $59.4. Appeals are pending in three of the remaining actions. The deadline for the filing of an appeal has not expired in one of the actions.

  Approximately 1,100 conventional suits were initiated in West Virginia during the third quarter of 2000. The Circuit Court of Ohio County, West Virginia, which was assigned to hear the consolidated proceeding by the West Virginia Mass Litigation Panel, issued an order that any suit filed by a certain date was eligible to be included in a consolidated trial scheduled for June 2001. Lorillard is a defendant in each of the approximately 1,100 cases filed during the third quarter of 2000 and in some of the approximately 125 suits that were pending in West Virginia at the end of the second quarter of 2000.

  The California Supreme Court has agreed to review decisions by the California Court of Appeals as to whether amendments to California statutes bar claims against cigarette manufacturers if the claims accrued between 1988 and 1998. Several cases against cigarette manufacturers, including Lorillard, have been dismissed based on application of the statutes in question.

  CLASS ACTIONS - There are approximately 55 purported class actions pending against cigarette manufacturers and other defendants. Lorillard is a defendant in 35 of the 55 cases seeking class certification. The Company is a defendant in 11 of the purported class actions in which Lorillard is a defendant. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One case seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations. Trial is scheduled to begin during December 2000 in one of the pending class actions and during January 2001 in another. The remaining purported class actions are in the pre-trial, discovery stage.

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

  By order dated July 30, 1999 and supplemented on August 2, 1999 (together, the "Order"), the trial judge amended the trial plan in respect to the manner of determining punitive damages. The Order provided that the jury determine punitive damages, if any, on a lump-sum dollar amount basis for the entire qualified class. The Third District of the Florida Court of Appeal rejected as premature defendants' appeals from the Order, and the Florida Supreme Court declined to review the Order on the same basis.

  The first portion of Phase Two of the trial began on November 1, 1999 before the same jury which returned the verdict in Phase One. In the first part of Phase Two, the jury determined issues of specific causation, reliance, affirmative defenses, and other individual-specific issues related to the claims of three named plaintiffs and their entitlement to damages, if any.

  On April 7, 2000, the jury found in favor of the three plaintiffs and awarded them a total of $12.5 in economic damages, pain and suffering damages and damages for loss of consortium. After awarding damages to one of the three smokers, it found that his claims were barred by the statute of limitations. The final judgment entered by the trial court on November 6, 2000 reflected the damages award, and held only a portion of his claims were barred by the statute of limitations.

  The second part of Phase Two of the trial began on May 22, 2000 and was heard by the same jury that heard the trial's prior phases and considered evidence as to the punitive damages to be awarded to the class. On July 14, 2000, the jury awarded a total of $145,000.0 in punitive damages against all defendants, including $16,250.0 against Lorillard.

  Following the July 2000 verdict, a motion for intervention was filed on behalf of a purported class of third party payors who purportedly paid for medical care received by some of the class members. Based upon the intervention motion, defendants removed the case to the United States District Court for the Southern District of Florida. Both the plaintiffs and the intervener filed motions to remand the case to state court. The federal court granted the motions to remand the case to state court on November 3, 2000. Defendants have filed a notice of appeal of the remand order with the United States Court of Appeals for the Eleventh Circuit.

  On November 6, 2000, the Circuit Court of Dade County, Florida, entered a final judgment in favor of the plaintiffs that reflects the juries' three verdicts in favor of the plaintiffs. The court's final judgment also denied various of defendants' post-trial motions, which included a motion for new trial and a motion seeking reduction of the punitive damages award. Lorillard has noticed an appeal from the final judgment to the Third District of the Florida Court of Appeal and has posted its appellate bond in the amount of $104.0 pursuant to recent Florida legislation limiting the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. Although this legislation is intended to apply to the Engle case, Lorillard cannot predict the outcome of any challenges to the possible application or constitutionality of this legislation. In the event this legislation is challenged and found to be invalid, Lorillard could be required to post a bond in an amount not capable of being bonded, resulting in execution of the judgment before it could be set aside on appeal. Lorillard believes that such a result would be unconstitutional and would also violate Florida law. Lorillard intends to take all appropriate steps to seek to prevent this scenario from occurring and believes these efforts should be successful.

  Now that the jury has awarded punitive damages and final judgment has been entered, it is unclear how the August 2, 1999 Order will be implemented. The August 2, 1999 Order provides that the lump-sum punitive damage amount, if any, will be allocated equally to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The Order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, which is Phase Three of the trial plan, a process that could take years to conclude. Phase Three would address potentially hundreds of thousands of other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

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

  On October 10, 1997, the parties to Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke, entered into a settlement agreement which permits the plaintiff class members to file individual suits, but they may not seek punitive damages. As of November 1, 2000, approximately 3,125 such cases were pending against U.S. cigarette manufacturers, including Lorillard. The time for virtually all class members to file suits pursuant to the settlement agreement expired during September 2000. Lorillard understands that additional suits may be on file but not served on any of the defendants as of the effective date of this disclosure.

  During October 2000, the Circuit Court of Dade County, Florida, entered an order that may be construed to hold that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. It is not clear how the trial judges will apply this order. Defendants have noticed an appeal from the order to the Third District of the Florida Court of Appeals. As of November 1, 2000, nine of the flight attendant cases were scheduled for trial between January and May 2001.

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

  U.S. Federal Government Action - The federal government of the United States filed a reimbursement suit on September 22, 1999 in federal court in the District of Columbia against Lorillard, other U.S. cigarette manufacturers, some parent companies (but not the Company) and two trade associations. Plaintiff asserts claims under the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act. The government alleges in the complaint that it has incurred costs of more than $20,000.0 annually in providing health care costs under certain federal programs, including Medicare, military and veterans' benefits programs, and the Federal Employee Health Benefits Program. The federal government seeks to recover an unspecified amount of health care costs, and various types of declaratory relief, including disgorgement, injunctive relief and declaratory relief that defendants are liable for the government's future costs of providing health care resulting from the defendants' alleged wrongful conduct. During September 2000, the U.S. District Court for the District of Columbia granted in part and denied in part defendants' motion to dismiss the complaint. The court dismissed plaintiff's claims asserted under the Medical Care Recovery Act as well as those under Medicare as Secondary Payer Act. The court denied the motion as to plaintiff's claims under the Racketeering Influenced and Corrupt Organizations Act. Plaintiff is seeking modification of the trial court's order as it relates to the dismissal of the Medical Care Recovery Act claim.

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by the nations of Bolivia, Ecuador, Guatemala, Honduras, Nicaragua, Panama, the Russian Federation, Thailand, Ukraine and Venezuela, as well as by the Brazilian States of Espirito Santo, Goias, Mato Grosso do Sul, Rio de Janeiro, Sao Paolo and Tocantins and the Canadian Province of Ontario. Lorillard is a defendant in the cases filed by Bolivia, Ecuador, Honduras, the Russian Federation, Ukraine, Venezuela, five Brazilian states and the Province of Ontario. The Company is a defendant in the cases filed by Bolivia, Ecuador, Honduras, the Russian Federation, Ukraine and Venezuela, as well as those filed by five Brazilian states and the Province of Ontario, although the Company has not received service of process of the cases filed by the State of Sao Paolo, Brazil, Honduras or Venezuela. The identity of the defendants named in the case filed by the State of Tocantins, Brazil, is not known. None of the defendants have received service of process to date in the cases filed by the Russian Federation, the State of Mato Grosso do Sul, Brazil, and the State of Tocantins, Brazil. The suit filed by Thailand has been voluntarily dismissed by the plaintiffs. The cases filed by Guatemala, Nicaragua, Ukraine and the Province of Ontario, Canada have been dismissed, although the plaintiffs have noticed appeals in each of the cases. Each of the remaining cases is in the pre-trial, discovery stage. In 1977, Lorillard sold its major trademarks outside of the United States and the international sales business in cigarettes associated with those brands. Performance by Lorillard of obligations under the 1977 agreement was guaranteed by the Company. Lorillard and the Company have received notice from Brown & Williamson Tobacco Corporation, which claims to be a successor to the purchaser, that indemnity will be sought under certain indemnification provisions of the 1977 agreement with respect to suits brought by various of the foregoing foreign jurisdictions, concerning periods prior to June 1977 and during portions of 1978.

  Reimbursement Cases by Indian Tribes - Indian Tribes have filed twelve reimbursement suits against cigarette manufacturers. Most of these cases have been filed in tribal courts. Five of the twelve cases have been dismissed. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

  Reimbursement Cases Filed By Private Companies and Health Plans - Four cases are pending against cigarette manufacturers in which the plaintiffs are private companies, including not-for-profit insurance companies. Three similar suits have been dismissed. Lorillard has been named as a defendant in each of the six cases filed to date by private companies. The Company has not been named as a defendant in any of the actions filed to date by private companies. In one of the cases, an appeal is pending from the final judgment entered in favor of the defendants by the trial court. Trial is scheduled to begin during March 2001 in one of the suits. The two remaining cases are in the pre-trial, discovery stage. One of the two cases was filed during September 2000 in New York by eight German insurance companies. In addition, four suits have been filed by hospitals or hospital districts, three of which are pending. Two of the cases have been dismissed and plaintiffs appealed both dismissal orders to the respective appellate courts. During October 2000, the U.S. Court of Appeals for the Third Circuit affirmed the dismissal of one of the cases. The other case on appeal has not been decided. The two remaining cases are in the pre-trial, discovery stage. One of the two cases is brought on behalf of approximately 175 hospitals operating in the State of New York. Lorillard has been named as a defendant in each of the four cases filed to date.

  Reimbursement Cases by Labor Unions - Approximately 20 reimbursement suits are pending in various federal or state courts in which the plaintiffs are labor unions, their trustees or their trust funds. Lorillard is a defendant in each of these suits. The Company is named as a defendant in two of them. Twelve of the approximately 20 cases are on appeal from final judgments entered in defendants' favor by the trial courts. The Second, Third, Fifth, Seventh, Eighth, Ninth and Eleventh Circuit Courts of Appeal have affirmed various rulings entered by trial courts that dismissed several of the labor union actions, and the U.S. Supreme Court has denied petitions for writ of certiorari that sought review of some of these decisions. Except for a case in which trial is scheduled to begin during May 2001, each of the cases pending before trial courts is in the pre-trial, discovery stage.

  Discussions of possible settlements - On April 18, 2000, a federal judge in the Eastern District of New York issued an order that consolidates, for settlement purposes only, seven pending cases involving Lorillard as well as other industry defendants. These cases include three contribution cases, two union cases, one private company and health plan case and one smoking and health class action. The judge's order directed the parties to select a mediator or special master in order to facilitate settlement discussions and also invited the federal government to join in the settlement discussions. On July 31, 2000, the federal judge orally proposed the formation of a national punitive damages class action for the purposes of settlement. Pursuant to the judge's proposal, Lorillard entered into discussions with a committee of counsel representing a broad-based group of plaintiffs in an effort to arrive at a comprehensive settlement of all exemplary and punitive damage claims, including claims involved in the Engle class action in Florida described above. The parties have been unable to reach an understanding and the negotiations have been suspended.

  The federal judge directed that a combined suit be filed encompassing all of the claims pending before him that name cigarette manufacturers as defendants, the case of In re Simon (II) Litigation (U.S. District Court, Eastern District, New York, filed September 6, 2000). The Company is a defendant in this proceeding. The court has entered a briefing schedule in order to resolve plaintiffs' class action claims. In a separate November 2000 ruling, the court stated that it would "entertain a prompt motion for certification in Simon II." The court further stated that "Simon II should be triable without appreciable delay should it be certified." To date, no such class certification order has been entered and no trial date has been set.

  CONTRIBUTION CLAIMS - In addition to the foregoing cases, nine cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action, although it has not received service of process of one of them. The Company is named as a defendant in four of the cases, although it has not received service of process of one of the actions. Trial is scheduled to begin during November 2000 in one of the cases. Another of the cases is scheduled for trial during the second quarter of 2001. Two additional cases were scheduled for trial during 2001 but both were recently removed to federal court. One of the two cases has already been remanded to state court but it is not known if it will resume its former place on the trial schedule for July 2001. Trial in the second case was scheduled for February 2001. Plaintiffs in that suit have asked the federal court to remand it to the state court in which trial was scheduled and it is not known if the case will reassume its place on the trial schedule if it is remanded to state court in the immediate future. The remaining cases are in the pre-trial, discovery stage.

  FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 20 such cases are pending in federal and state courts against Lorillard. The Company is not named as a defendant in any of the pending actions. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Trials have been held in 15 such cases. Three of the trials have been held to date in 2000 and another two cases were tried in 1999. Juries have returned verdicts in favor of Lorillard in 11 of the 15 cases, including two of the three cases tried to date in 2000 and one of the cases tried during 1999. Four verdicts have been returned in plaintiffs' favor.

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

  On June 2, 2000, the jury in the case of McDowell v. GAF Corporation, et al. (Court of Common Pleas, Delaware County, Pennsylvania, filed November 21, 1995), returned a verdict in favor of Lorillard, the only defendant in the case at the time of trial. The court has denied plaintiff's post-trial motion. The deadline for plaintiff to seek review of the final judgment entered in favor of Lorillard has not expired.

  In the case of Horowitz v. Lorillard, Inc., et al. (Superior Court, San Francisco County, California, filed December 31, 1997), Lorillard and the plaintiffs reached agreement to settle the matter prior to trial. The suit was a wrongful death claim on behalf of an individual who prevailed at trial against Lorillard in 1996 and was awarded a total of $2.0 in actual damages and punitive damages.

  In the case of Connor v. ACandS Inc. et al. (Circuit Court, Baltimore City, Maryland, filed July 29, 1997), the Maryland Court of Special Appeals has affirmed in part and reversed in part the trial court's 1999 final judgment in favor of the plaintiffs, which reflected the jury's award of $0.2 in actual damages and $2.0 in non-economic damages from Lorillard and Hollingsworth & Vose. The Court of Appeals remanded the case to the trial court with directions that it determine when the decedent's alleged injury developed and whether Lorillard and Hollingsworth & Vose are entitled to set offs due to settlements reached by the plaintiffs with other defendants.

  CALIFORNIA BUSINESS AND PROFESSIONS CODE CASES - Two California cities, Los Angeles and San Jose, suing on behalf of the People of the State of California, filed suits alleging cigarette manufacturers, including Lorillard, violated a California statute, commonly known as "Proposition 65," by failing to warn California residents of the alleged health risks of environmental tobacco smoke. Plaintiffs in both suits further alleged defendants violated certain provisions of the California Business and Professions Code. Two other cases that made similar allegations against manufacturers of other types of tobacco products were dismissed by the trial courts. The two suits pending against Lorillard were transferred to a coordinated proceeding in the Superior Court of San Diego County, California. The court entered an order dismissing the "Proposition 65" claims, as well as all claims brought by the City of Los Angeles, but certain causes of action asserted by a private plaintiff remained pending. The California Court of Appeals declined to review at that time the order that dismissed the "Proposition 65" claims and the claims of the City of Los Angeles. Defendants, including Lorillard, chose to seek to conclude the litigation without the necessity for additional proceedings, including a trial, and reached agreement to settle the two matters in exchange for payments to reimburse the City of San Jose and the American Environmental

Safety Institute, the private plaintiff in the suit brought by the City of Los Angeles, for their costs and expenses as to the investigation and prosecution of the suits. The two actions are to be separately settled for the amounts of $0.5. Lorillard contributed approximately $0.1 to each settlement. The California Attorney General approved the settlement of the suit brought by the City of San Jose as being in the interest of he public. The Attorney General's approval was not required in order to settle the suit in which American Environmental Safety Institute was a plaintiff. Both settlements have been submitted to the court, which must grant final approval for the settlements to be implemented. To date, the court has not authorized the settlements and has not dismissed the suits.

OTHER TOBACCO-RELATED LITIGATION

Antitrust Cases

  Wholesalers and Direct Purchasers Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, have been named as defendants in nine separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1988 in violation of the Sherman Act. The actions seek class certification on behalf of all domestic and international wholesalers similarly affected by such alleged conduct, and seek damages, injunctive relief and attorneys' fees. These actions were consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia. The direct purchaser plaintiffs filed a single amended complaint consolidating all of the direct purchaser claims. The amended complaint names Lorillard as a defendant but does not name the Company, which has been voluntarily dismissed from the direct purchaser cases.

  Additional suits are pending in various courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in each of these indirect purchaser cases. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed from all but one of those cases. In the sole case in which the Company remains a defendant, the plaintiffs have moved for a voluntarily dismissal of the entire action, which motion remains pending before the court.

  Tobacco Growers Case - A purported class action on behalf of tobacco growers and quota holders has been filed against the major U.S. cigarette manufacturers and other entities in which the plaintiffs allege in an amended complaint that the defendants conspired to displace the tobacco quota and price support system that is administered by the federal government, to fix the price of tobacco leaf purchased under the federal system, and to allocate purchases of leaf to unfairly deflate the price of tobacco. In the amended complaint, Lorillard, but not the Company, is named as a defendant in the action. Lorillard has filed a motion to dismiss and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. Neither of these motions has been ruled to date.

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

9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999 and the results of operations for the three and nine months and changes in cash flows for the nine months ended September 30, 2000 and 1999.

  Results of operations for the third quarter and the first nine months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------------

OVERVIEW

  Loews Corporation (the "Company") reported net income for the third quarter ended September 30, 2000 of $679.6 million or $6.89 per share compared to $271.3 million or $2.52 per share in 1999. Net investment gains amounted to $387.2 million in the third quarter of 2000, compared to gains of $6.4 million in the third quarter of 1999. Net investment gains in the 2000 quarter resulted principally from sale of common stock of Global Crossing Ltd. and Canary Wharf Group, plc. by the CNA subsidiary.

  Net operating income, which excludes net investment gains and losses, for the third quarter was $292.4 million or $2.96 per share, compared to $264.9 million or $2.46 per share in 1999.

  Net income for the nine month period in 2000 was $1,373.8 million or $13.79 per share, compared to $571.0 million or $5.21 per share in 1999, reflecting net investment gains of $550.3 million in 2000 compared to gains of $59.7 million in the prior year.

  For the nine months ended September 30, 2000 net operating income, which excludes net investment gains and losses (and in 1999, accounting changes) was $823.5 million or $8.27 per share versus $669.2 million or $6.11 per share in the first nine months of 1999.

  Revenues in the third quarter of 2000 amounted to $5.8 billion compared to $5.5 billion in the comparable 1999 quarter. Revenues for the nine month period were $15.8 billion in 2000, compared to $16.6 billion in 1999. Revenues in the first nine months declined primarily due to the transfer of CNA's personal insurance business to Allstate in October 1999.

  At September 30, 2000, the Company had a book value of $107.28 per share compared to a book value of $92.63 per share in 1999.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial
-------------

  Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 87% owned subsidiary of the Company.

Property and Casualty
---------------------

  The property and casualty segment is comprised of the following operating units of CNA: Agency Markets Operations, Risk Management, Specialty Operations, Global Operations and Reinsurance Operations.

  Net earned premiums for the property/casualty segment decreased $528.0 million for the third quarter of 2000 as compared with the same period in 1999. This decline in net earned premiums was primarily comprised of decreases in Agency Market Operations of $471.0 million, Risk Management of $29.0 million, and Reinsurance Operations of $46.0 million. These decreases were partially offset by an increase in net earned premiums for Global Operations of $13.0 million and Specialty Operations of $5.0 million.

  The decrease in net earned premiums of Agency Market Operations was primarily attributable to the sale of the personal insurance line of business to The Allstate Corporation ("Allstate") on October 1, 1999. Net earned premiums for the third quarter of 1999 included $459.0 million of premiums related to CNA Personal Insurance. Aside from the effects of the personal lines transaction, commercial insurance premiums declined slightly, due to continued efforts to re-underwrite business and to obtain adequate rates for exposure.

  Net earned premiums for Risk Management decreased as a result of the decision to cede a larger portion of its direct premiums, as well as a continued focus on re-underwriting its book of business. Reinsurance Operations also experienced a decrease in net earned premiums that reflects decisions not to renew contracts that it believes do not meet profitability targets, partially offset by modest rate increases. The increase in net earned premiums for Global Operations was due to growth in the commercial property and warranty lines, partially offset by increased ceded premiums in the surety business. The increase in net earned premiums for Specialty Operations was primarily a result of $28.0 million in certain large, non-recurring transactions in medical professional liability, partially offset by a planned reduction in the lawyer's professional liability line of business and the lower premiums in the directors' and officers' business.

  Underwriting results improved $15.0 million for the third quarter of 2000 as compared with the same period in 1999. The combined ratio increased 2.0 points for the property/casualty segment to 112.1% for the third quarter of 2000 as compared with the same period in 1999. This increase is due to an increase in the loss ratio of 2.0 points to 78.1% which is primarily attributable to the impact of increased reinsurance, continued efforts to achieve rate adequacy, the shedding of unprofitable business and decreased net catastrophe losses. The expense ratio decreased 0.7 points to 32.9% primarily as a result of lower operating expenses. The dividend ratio increased to 0.7 points to 1.1% relating to dividend development in Agency Markets in 1999.

  Net operating income improved 19.5% to $77.1 million for the three months ended September 30, 2000 as compared with the same period in 1999. The net operating income improvements were primarily driven by improved underwriting results primarily attributable to the increased use of reinsurance, and the absence of restructuring-related charges in 2000. The quarter benefited from decreased net catastrophes of $43.0 million excluding losses related to CNA Personal Insurance all of which were reinsured. Offsetting the favorable catastrophe experience was an increase in the current accident year loss ratio, primarily in Reinsurance Operations. Other factors in the quarter-over-quarter net operating income results were challenges faced in Risk Management mainly attributable to an increase in the loss ratio due to adverse current year property experience and casualty loss activity.

  Net earned premiums for the property/casualty segment decreased $1,855.0 million for the first nine months of 2000 as compared with the same period in 1999. This decline in net earned premiums was primarily comprised of decreases in Agency Market Operations of $1,497.0 million, Specialty Operations of $195.0 million, Risk Management of $143.0 million, and Reinsurance Operations of $64.0 million. These decreases were partially offset by an increase in net earned premiums for Global Operations of $44.0 million.

  The decrease in net earned premiums of Agency Market Operations was primarily attributable to the sale of the personal insurance line of business to Allstate on October 1, 1999. Net earned premiums for the first nine months of 1999 included $1,354.0 million of premiums related to CNA Personal Insurance. Aside from the effects of the personal lines transaction, commercial insurance premiums declined slightly due to continued focus on its underwriting initiatives.

  The net earned premium decline for Specialty Operations was related principally to (i) active decisions to renew only those accounts which meet current underwriting guidelines supporting the ongoing commitment to underwriting discipline, (ii) a $35.0 million increased use of reinsurance for the medical professional liability lines and (iii) an increase in the retrospective return premium reserve increase of the second quarter of 2000 relating to the favorable loss development in the retrospectively rated Architects and Engineers business.

  Net earned premiums decreased for the nine months ended September 30, 2000 as compared with the same period in 1999 for both Risk Management and Reinsurance Operations consistent with the third quarter fluctuations. The increase in net earned premiums for Global Operations was driven by growth in the commercial casualty and property lines in the European operations, as well as growth in the commercial warranty and surety lines.

  Underwriting results improved $223.0 million for the first nine months of 2000 as compared with the same period in 1999. The combined ratio decreased
0.2 points for the property/casualty segment to 111.2% for the nine months ended September 30, 2000 as compared with the same period in 1999. This decrease is due to a decrease in the loss ratio of 1.0 points to 77.4% which is primarily attributable to the impact of reinsurance, continued efforts to achieve rate adequacy, the non-renewal of unprofitable business and decreased net catastrophe losses. In addition to the decrease in the loss ratio was a slight decrease of 0.1 points in the expense ratio to 32.6% with an offset by an increase in the dividend ratio of 0.9 points to 1.2% relating to dividend development in Agency Markets in 1999.

  Net operating income improved 47.6% to $236.6 million for the nine months ended September 30, 2000 as compared with the same period in 1999. The net operating income improvements were primarily driven by improved underwriting results primarily in Agency Market Operations. The primary drivers of the improvements are decreased net catastrophes losses of $49.0 million excluding losses related to CNA Personal Insurance all of which were reinsured, increased use of reinsurance of $26.0 million and the absence of after-tax restructuring-related charges of $45.0 million. These improvements are partially offset by decreased investment income of $16.0 million and challenges faced in Risk Management.

Life
----

  Life Operations provides financial protection to individuals through a full product line of term life insurance, universal life insurance, long-term care insurance, annuities and other products. Life Operations also provides retirement services products to institutions in the form of various investment products and administration services.

                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                         -------------------------------------
                                           2000      1999      2000      1999
                                         -------------------------------------
                                                      (In millions)

Sales volume*. . . . . . . . . . . .       $698.0   $933.0  $2,382.0  $2,568.0
Net earned premiums  . . . . . . . .        236.0    231.0     674.0     648.0
Net operating income . . . . . . . .         39.9     31.1     115.0      88.6

 *Sales volume is a cash-based measure including premiums and annuity considerations, investment contract deposits, and other sales activity that are not reported as premiums under generally accepted accounting principles.

  For the third quarter of 2000, sales volume declined primarily as a result of a reduction in retirement products sold to institutions. These products tend to be "large case" institutional markets' sales, which can be sporadic, opportunistic and sensitive to independent agency ratings. Net earned premiums increased $5.0 million, or 2.2% to $236.0 million for the third quarter of 2000 as compared with the third quarter of 1999. This increase is associated with a growing inforce block of individual life, long-term care and annuity products. These increases were partially offset by the sales declines in structured settlements and single premiums group annuities, due to a competitive pricing environment. For the third quarter, net operating income increased to $39.9 million in 2000 as compared to $31.1 million in 1999. The increase was primarily due to increased earnings in the Index 500 Plus guaranteed annuity contract, sold to large institutions, and favorable investment results in Individual Life, Long-Term Care, and the Retirement Services businesses.

  Sales volume decreased by $186.0 million in the first nine months of 2000 as compared with the same period in 1999. Most businesses in Life Operations had increased sales volume, particularly in the variable annuity contracts sold to individuals and the Index 500 Plus guaranteed annuity contract, sold to large institutions, as well as an increasing base of direct premiums for life and long-term care products. However, these increases in sales volume have been more than offset by a reduction in retirement products sold to institutions as discussed above. Net earned premiums for Life Operations increased $26.0 million, or 4.0% to $674.0 million for the first nine months of 2000 as compared with the same period in 1999. Net operating income for the first nine months of 2000 was $26.4 million higher than net operating income for the same period in 1999. The increase was principally attributable to increased earnings in the Index 500 Plus guaranteed annuity contract, improved mortality experience in term life and favorable investment results for all products.

Group
-----

  Group Operations provides a broad array of group life and health insurance products and services to employers, affinity groups and other entities that purchase insurance as a group. Group Operations also provides health insurance to federal employees, retirees and their families ("Federal Markets"); managed care and self-funded medical excess insurance; medical provider network management and administration services; and reinsurance for life and health insurers.


                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         -------------------------------------
                                           2000      1999      2000      1999
                                         -------------------------------------
                                                      (In millions)

Net earned premiums                        $947.0   $871.0  $2,708.0  $2,680.0
Net operating income                          8.6     20.4      24.8      37.0

  Group Operations' net earned premiums for the third quarter of 2000 increased $76.0 million, or 8.7%, to $947.0 million as compared with the same period in 1999. This increase is primarily attributable to a $34.0 million increase in the Federal Markets business, a $21.0 million increase in Life Reinsurance and a $17.0 million increase in the group life and specialty lines of the Special Benefits business. Premiums from the Federal Markets business can vary with the level of claims and expense activity. Net operating income for the third quarter of 2000 decreased to $8.6 million from $20.4 million in the third quarter of 1999 due to favorable 1999 loss experience in the group life line within Special Benefits.

  Net earned premiums for the nine months ended September 30, 2000 increased $28.0 million, or 1.0%, to $2,708.0 million as compared with the same period in 1999. This increase was principally a result of a $52.0 million increase in Life Reinsurance and a $21.0 million increase in the Special Benefits business partially offset by a $45.0 million decline related to the Federal Markets business. Net operating income for the nine months ended September 30, 2000 decreased to $24.8 million from $37.0 million as compared with the same period in 1999. This decrease relates to lower profits of $20.0 million in the Special Benefits business, $7.0 million of costs incurred from the exit of the Management Services Organization ("MSO") business and $12.0 million of adverse development on medical stop loss business. These decreases were partially offset by a $22.0 million improvement in the Health Benefits business due to the 1999 exit of unprofitable medical lines. The MSO business was a suite of the comprehensive administrative services designed to enable physician and hospital networks to assume financial risk for the health care services they provide. The decision to shut down the MSO business was based on lack of demand as providers are backing away from risk contracting.

  Subsequent to September 30, 2000, CNA reached an agreement to sell its Life Reinsurance business. The transaction is expected to result in a gain and should close by the end of 2000 or early 2001. For the nine months ended September 30, 2000, Life Reinsurance contributed $172.0 million of earned premiums and $13.0 million of net operating income to the overall results for Group Operations.

Other Insurance
---------------

  The Other Insurance segment results consist of interest expense on corporate borrowings, certain run-off insurance operations, asbestos claims related to

Fibreboard Corporation, financial guaranty insurance contracts, and certain non-insurance operations.

  Net operating loss decreased to a loss of $43.6 million for the third quarter of 2000 as compared with a loss of $47.3 million for the same period during 1999. For the first nine months of 2000, net operating loss declined to $142.3 million as compared with a loss of $156.0 million for the same period of 1999.

Lorillard
---------

  Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

Operating Results

  Revenues increased by $36.0 and $248.9 million, or 3.3% and 8.2%, respectively, and net income increased by $15.8 and $86.7 million, or 8.6% and 18.3%, respectively, for the quarter and nine months ended September 30, 2000 as compared to the corresponding periods of the prior year.

  The increase in revenue is primarily composed of an increase of approximately $150.4 and $445.1 million, or 13.8% and 14.7%, due to higher average unit prices, including $51.4 and $152.0 million from the increase in federal excise tax, and an increase in net investment income of $10.5 and $24.9 million, or 1.0% and 0.8%, partially offset by a decrease of approximately $123.9 and $222.2 million, or 11.4% and 7.4%, reflecting lower unit sales volume for the quarter and nine months ended September 30, 2000, as compared to the corresponding periods of the prior year.

  Net income for the quarter and nine months ended September 30, 2000 and 1999 includes pre-tax charges of $281.6, $297.9, $829.5 and $782.4 million ($168.1,
$178.2, $495.0 and $467.9 million after taxes), respectively, related to the settlement of tobacco litigation. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. Funds required to meet the industry payment obligations have been provided by Lorillard's operating activities. See Note 8 of the Notes to Consolidated Condensed Financial Statements in Part I.

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

  Lorillard's net unit sales volume decreased by 11.6% and 7.5% for the quarter and nine months ended September 30, 2000 due primarily to higher unit prices and decreased promotional activities for its Maverick and Old Gold brands. Overall industry unit sales volume is up by .7% through September 30, 2000.

  Newport's market share was 7.9% and 7.7% at September 30, 2000 and December 31, 1999. Newport, a full price brand, accounted for 79.4% of Lorillard's unit sales. Discount brand sales have decreased from an average of 31.4% of industry sales during 1994 to an average of 25.0% during 1999. At September 30, 2000, they represented 24.0% of industry sales. Newport's unit sales volume decreased by 2.2% for the three months ended September 30, 2000 due to higher unit prices and reduced promotional activities due to a restrictive regulatory environment. Newport's unit sales volume increased by 2.2% for the nine months ended September 30, 2000 due to increased promotional activities, partially offset by increased unit prices.

  On July 28, 2000, Lorillard increased the list price of all of its brands by $3.00 per thousand cigarettes ($.06 per pack of 20 cigarettes).

Loews Hotels
------------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues increased by $21.0 and $57.0 million, or 33.3% and 29.7%, respectively, and income before cumulative effect of a change in accounting principles increased by $4.2 and $14.0 million, respectively, for the quarter and nine months ended September 30, 2000, as compared to the corresponding periods of the prior year.

  Revenues and income increased for the three and nine month periods primarily due to higher overall average room rates, the addition of the Loews Coronado Bay Hotel acquired in January 2000 and, for the nine month period, increased occupancy rates. These increases were partially offset by the sale of two hotel properties in December 1999 and, for the three month period, lower occupancy rates. In addition, revenues and income increased due to renovation of a hotel property in the 1999 period.

Diamond Offshore
----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 52% owned subsidiary of the Company.

  Revenues decreased by $41.9 and $158.6 million, or 19.4% and 23.4%, respectively, and net income decreased by $14.3 and $51.2 million, or 76.1% and 72.7%, respectively, for the quarter and nine months ended September 30, 2000, as compared to the corresponding periods of the prior year. Revenues and net income include a gain from the sale of a drilling rig of $13.9 and $4.7 million, respectively, for the nine months ended September 30, 2000.

  Revenues from high specification floaters and other semisubmersible rigs decreased by $55.5 and $192.0 million, or 25.7% and 28.4%, respectively, due primarily to a decline in dayrates ($28.5 and $123.7 million) and lower utilization rates ($26.9 and $67.6 million) for the quarter and nine months ended September 30, 2000, respectively, as compared to the corresponding periods of the prior year. Revenues from jackup rigs increased by $16.1 and $20.1 million, or 7.5% and 3.0%, due to increased utilization rates ($7.9 and $26.3 million) and increased dayrates ($10.2 and $10.9 million) for the quarter and nine months ended September 30, 2000, respectively. These increases were partially offset by reduced revenues due to the sale of the Ocean Scotian ($2.0 and $17.1 million) for the quarter and nine months ended September 30, 2000, respectively.

  Net income for the quarter and nine months ended September 30, 2000 decreased due primarily to the lower overall utilization rates and dayrates discussed above.

Bulova
------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Revenues increased by $3.5 and $15.3 million, or 9.1% and 15.4%, respectively, and net income increased by $.3 and $3.3 million, for the quarter and nine months ended September 30, 2000, respectively, as compared to the corresponding periods of the prior year.

  Revenues increased due primarily to higher unit sales volume, partially offset by lower unit prices for the quarter and nine months ended September 30, 2000 and for the nine month period, an increase in royalty income of $5.5 million from the settlement of a contract dispute.

  Net income increased due primarily to the increased revenues discussed above, including a $3.0 million gain from the settlement of a contract dispute in the nine month period of 2000, partially offset by higher brand support and advertising expenses.

Corporate
---------

  Corporate operations consist primarily of investment income, including investment gains (losses) from the Company's investment portfolio, as well as corporate interest expenses and other corporate overhead costs.

  The components of investment gains (losses) included in Corporate operations are as follows:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
                                             ---------------------------------------------------
                                                2000            1999       2000            1999
                                             ---------------------------------------------------
                                                                   (In Millions)

Revenues:
  Derivative instruments (1) . . . . . . .   $ (21.2)        $  56.0     $ (158.4)      $(180.3)
  Fixed maturities . . . . . . . . . . . .       6.9                         10.9          (6.1)
  Equity securities, including short
   positions (1) . . . . . . . . . . . . .      (4.8)           22.2        (16.7)          8.1
  Short-term investments, primarily U.S.
   government securities . . . . . . . . .       (.2)             .7         (1.9)          6.9
                                             ---------------------------------------------------
                                               (19.3)           78.9       (166.1)       (171.4)
Income tax (expense) benefit . . . . . . .       6.7           (27.6)        58.1          60.0
                                             ---------------------------------------------------
     Net income (loss) . . . . . . . . . .   $ (12.6)        $  51.3     $ (108.0)      $(111.4)
                                             ===================================================

  (1) Includes gains (losses) on short sales, equity index futures and options aggregating $16.9, $39.3, $(110.3) and $(264.9), for the quarter and nine months ended September 30, 2000 and 1999,

respectively. The Company has maintained short positions, in the form of futures or options - most recently as put options - since 1996. Substantially all of the index short positions were closed during the second quarter of 2000. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

  Exclusive of securities transactions, revenues increased by $14.8 and $11.6 million and net income increased $8.4 and decreased $3.8 million for the quarter and nine months ended September 30, 2000, respectively, as compared to the corresponding periods of the prior year. Revenues and net income reflect higher investment income for the quarter and nine months ended September 30, 2000. Net income decreased for the nine month period due primarily to losses from the Company's investment in shipping operations in the current year, compared to income in the prior year.

Liquidity and Capital Resources:
-------------------------------

CNA Financial
-------------

  The principal operating cash flow sources of CNA's property/casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the nine months ended September 30, 2000, net cash used in operating activities was $873.0 million as compared with a net cash inflow of $1.0 million for the same period in 1999. The transfer of CNA Personal Insurance to Allstate decreased current year cash from operations by approximately $250.0 million. Excluding the effects of CNA Personal Insurance, payments of claims and claim adjustment expenses increased approximately $1.0 billion, receipts of premiums and other revenues decreased approximately $130.0 million, and expenditures for operating expenses decreased approximately $600.0 million. In addition, inflows from Federal income tax refunds increased $98.0 million.

  For the nine months ended September 30, 2000, net cash inflows from investment activities were $1,289.0 million as compared with $619.0 million for the same period in 1999. Cash flows from investing activities were principally related to purchases and sales of invested assets. Cash inflows increased from the prior year as invested asset sales increased, primarily as a result of proceeds from the sales of Global Crossing and Canary Wharf common stock.

  For the nine months ended September 30, 2000, net cash used in financing activities was $395.0 million as compared with $532.0 million for the same period in 1999. Cash flows from financing activities include the repurchase of preferred and common equity instruments, the retirement or repurchase of senior debt securities and mortgages, the repayment of bank loans, and the payment of dividends and interest.

  On February 15, 2000, Standard's & Poor's lowered CNA's senior debt rating from A- to BBB and lowered CNA's preferred stock rating from BBB to BB+. As a result of these actions, the facility fee payable on the aggregate amount of CNA's $795.0 million revolving credit facility ("Facility") was increased to
12.5 basis points per annum from 9.0 basis points per annum and the interest rate was increased to London Interbank Offered Rate ("LIBOR") plus 27.5 basis points from LIBOR plus 16.0 basis points. As a result of Standard & Poor's actions, CNA repurchased and retired all of its outstanding balance in its

$150.0 million of money market preferred stock in the first nine months of 2000. During the first nine months of 2000, CNA purchased a portion of its debt notes when opportunities have arisen that made economic sense. CNA may purchase additional securities in the future if the purchase makes economic sense. During the first nine months of 2000, CNA repurchased approximately $33.0 million of its senior notes.

  On August 3, 2000, CNA announced that the process of exploring the sale of its life insurance businesses was complete. CNA will retain the individual life, long-term care and retirement services businesses. CNA will continue to explore the separate sale of the viatical settlements business.

  Moody's, Fitch, A.M. Best and Standard and Poor's removed the ratings from under review and affirmed the ratings for Continental Assurance Company ("CAC") and Valley Forge Life ("VFL"), CNA's life insurance subsidiaries, following CNA's recent announcement that it would retain CAC's individual life and retirement services businesses. Moody's, Fitch and A.M. Best cited their outlook for CAC and VFL's rating as negative. The outlook from Standard and Poor's is stable.

Lorillard
---------

  Lorillard and other cigarette manufacturers continue to be confronted with an increasing level of litigation and regulatory issues. Approximately 4,935 product liability cases are pending against U.S. cigarette manufacturers. Approximately 3,125 of the cases have been brought by flight attendants, while approximately 1,235 of the cases are part of a coordinated West Virginia proceeding. Approximately 2,500 of the flight attendant cases and approximately 1,100 of the West Virginia cases were filed during the third quarter of 2000. Lorillard is a defendant in approximately 4,520 of the cases, including all of the flight attendant cases and approximately 1,135 of the cases in West Virginia, including all of those filed during the third quarter of 2000. The Company is a defendant in approximately 45 of the cases, although the Company has not received service of process in approximately 20 of them. The Company is not named as a defendant in any of the flight attendant cases served to date and was not named in any of the West Virginia cases filed during the third quarter of 2000. Plaintiffs claim substantial compensatory and punitive damages in amounts ranging into the billions of dollars.

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. See "Results of Operations" and Note 8 of the Notes to Consolidated Condensed Financial Statements for additional information regarding this settlement and litigation generally.

  On July 14, 2000, the jury in Engle v. R.J. Reynolds Tobacco Co., et al. awarded a total of $145.0 billion in punitive damages against all defendants, including $16.3 billion against Lorillard. Lorillard remains of the view that the Engle case should not have been certified as a class action and that certification is inconsistent with the overwhelming majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. During November 2000, the court entered final judgment in favor of the plaintiffs reflecting the juries' findings in plaintiffs' favor. The court also denied various of defendants' post-trial motions. Lorillard has noticed an appeal from the final judgment to the Third District of the Florida Court of Appeal. The Company and Lorillard believe that an appeal of these issues on the merits should prevail.

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

Diamond Offshore
----------------

  Despite oil and natural gas prices that remain significantly above historical averages, the recovery of the markets for various classes of equipment within the offshore drilling industry remains inconsistent. The market for high specification floaters, and more particularly the market for jack-ups, has improved over the last 12 months, while the other semisubmersible market has been somewhat sluggish. Given the current high level of product prices, Diamond Offshore would have expected a much stronger market resurgence across all of its equipment classes as major oil companies have traditionally increased exploration spending when oil and natural gas prices have risen. During this latest period of increasing product prices, the major oil companies have moved cautiously to invest in future production. Diamond Offshore believes that, if product prices remain elevated, the cash generated by the major oil companies should benefit the market for each of its equipment-types as these companies use the cash to expand their search for reserves.

  Utilization of Diamond Offshore's jack-up fleet remains high and Diamond Offshore expects to see improved results from its jack-ups throughout the rest of this year and into the next year as contracts are renewed at current market rates. For its high specification floaters, Diamond Offshore has maintained high utilization while dayrates have improved moderately. Although Diamond Offshore cannot predict the extent to which current industry conditions may or may not continue, the immediate outlook for jack-ups and high specification floaters remains strong.

  The market for other semisubmersibles, although showing recent signs of improvement, remains fairly weak worldwide especially in the domestic market and has resulted in idle time for many of Diamond Offshore's rigs in this class. Diamond Offshore intends to utilize this downtime, when possible, to advance scheduled inspections and perform modifications or repairs to these rigs. Utilization and dayrates in the Gulf of Mexico for this class of rig, although beginning to recover, continue to be low as the industry concentrates on shallow water natural gas and deepwater prospects. Diamond Offshore expects that recent signs of improvement in the market for other semisubmersibles will continue assuming the continuation of prevailing product prices and worldwide focus on the need for new production capacity.

  Cash required to meet Diamond Offshore's capital commitments is determined by evaluating rig upgrades to meet specific customer requirements and by evaluating Diamond Offshore's continuing rig enhancement program, including water depth and drilling capability upgrades. It is management's opinion that operating cash flows and Diamond Offshore's cash reserves will be sufficient to meet these capital commitments; however, periodic assessments will be made based on industry conditions.

  Diamond Offshore expects to spend approximately $230.0 million for rig upgrade capital expenditures during 2000, which are primarily costs associated with the conversion of the Ocean Confidence. Also included in this amount is approximately $19.0 million for variable deckload and water depth capability upgrades on the Ocean Epoch and $20.0 million for the deepwater upgrade of the Ocean Baroness. During the nine months ended September 30, 2000, Diamond Offshore expended $204.4 million, including capitalized interest expense, for rig upgrades, primarily for the conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters.

  Diamond Offshore estimates its net cost of conversion for the Ocean Confidence to be approximately $430.0 million. Upon completion of the conversion and customer acceptance, the rig is scheduled to begin a five-year drilling program in the Gulf of Mexico. A modification to the drilling contract was made providing for an extension of the delivery date and commencement of the five-year drilling program from July 1 to December 1, 2000. This extension will allow Diamond Offshore additional time to complete and test the rig for performance in waters up to 7,500 feet. Diamond Offshore will incur a penalty based upon the delayed delivery date of the rig and will be liable for certain types of downtime which could occur during the drilling of the first two wells under the drilling contract. These penalties would incrementally reduce revenue from the customer during the five-year contract term. Should the delivery occur on December 1, 2000, the expected revenue would be reduced to approximately $313.9 million. Diamond Offshore expects the delivery to be prior to December 1, however, it is possible that delays or unforeseen circumstances could extend delivery beyond the date which would allow the customer the option to cancel the term contract. Should Diamond Offshore be required to remarket the unit, dayrate and term available may not be as favorable as the existing five-year agreement. In such case, the terms of any new agreement would be dependent on the market conditions prevailing at that point in time.

  Diamond Offshore has reached an agreement with a Singapore shipyard which provides for the significant upgrade of its semisubmersible, the Ocean Baroness, to fifth-generation capabilities. The deepwater upgrade will be an enhanced version of Diamond Offshore's Victory-class upgrades. The preliminary initial estimated cost for the deepwater upgrade of the Ocean Baroness is approximately $180.0 million and is anticipated to take approximately 18 months, including mobilization to the shipyard. The rig completed its mobilization and arrived in Singapore in late October. Diamond Offshore expects to finance the upgrade through the use of cash on hand and internally generated funds.

  During the nine months ended September 30, 2000, Diamond Offshore expended $53.3 million in association with its continuing rig enhancement program and to meet other corporate requirements. Diamond Offshore has budgeted $70.0 million for 2000 capital expenditures associated with its continuing rig enhancement program and other corporate requirements.

  During the nine months ended September 30, 2000, Diamond Offshore purchased 410,300 shares of its outstanding Common Stock at an aggregate cost of approximately $12.0 million. Depending on market conditions, Diamond Offshore from time to time may purchase additional shares in the open market or otherwise.

Bulova
------

  Funds from operations continue to exceed operating requirements. Bulova's cash and cash equivalents, and investments amounted to $24.7 million at September 30, 2000, as compared to $34.1 million at December 31, 1999. Funds for capital expenditures and working capital requirements are expected to be provided from operations.

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

Parent Company
--------------

  During the nine months ended September 30, 2000, the Company purchased 5,866,600 shares of its outstanding Common Stock at an aggregate cost of approximately $305.7 million. Depending on market conditions, the Company from time to time may purchase shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

Investments:
-----------

  Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments, and are carried at fair value. Equity securities, which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the income statement. The remaining securities are carried at fair value which approximated carrying value at September 30, 2000 and December 31, 1999.

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

  The Company does not believe that any of the derivative instruments utilized by it is unusually complex, nor do these instruments contain imbedded leverage features that would expose the Company to a higher degree of risk. See "Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" for additional information with respect to derivative instruments, including recognized gains and losses on these instruments. See also Note 4 of the Notes to Consolidated Financial Statements in the 1999 Annual Report on Form 10-K.

Insurance
---------

  The components of net investment income for the three and nine month periods ended September 30, 2000 and 1999 are presented in the following table.


                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                       2000      1999        2000        1999
------------------------------------------------------------------------------
                                                  (In millions)

Fixed maturity securities:
  Bonds:
    Taxable  . . . . . . . . . .    $ 391.0   $ 388.0   $ 1,141.0   $ 1,123.0
    Tax-exempt . . . . . . . . .       52.0      58.0       168.0       207.0
Short-term investments . . . . .       61.0      54.0       152.0       147.0
Other  . . . . . . . . . . . . .       36.0      44.0       113.0       115.0
                                    ------------------------------------------
                                      540.0     544.0     1,574.0     1,592.0
Investment expenses  . . . . . .      (11.0)    (13.0)      (37.0)      (30.0)
                                    ------------------------------------------
Net investment income  . . . . .    $ 529.0   $ 531.0   $ 1,537.0   $ 1,562.0
                                    ==========================================

  Lower net investment income results for both the three and nine month periods of 2000, as compared with the same periods in 1999, are due to a lower investment base attributable to asset transfers in the fourth quarter of 1999 in connection with the Personal Insurance transaction with Allstate and the $1.1 billion payment from escrow to the Fibreboard Corporation trust to settle certain asbestos related claims. The bond segment of the investment portfolio yielded 6.5% for the first nine months of 2000 as compared to 5.9% for the same period in 1999.

  The components of net realized investment gains for the three and nine month periods ended September 30, 2000 and 1999 are presented in the following table.


                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                       2000       1999       2000        1999
------------------------------------------------------------------------------
                                                   (In millions)


Realized investment gains (losses):
  Fixed maturity securities:
    U.S. Government bonds  . . . .   $ 24.0   $  (22.0)  $   21.0    $ (104.0)
    Corporate and other taxable
     bonds . . . . . . . . . . . .    (21.0)     (43.0)     (71.0)      (54.0)
    Tax-exempt bonds   . . . . . .     22.0      (36.0)     (25.0)      (23.0)
    Asset-backed securities  . . .     (7.0)     (15.0)     (65.0)      (13.0)
                                    ------------------------------------------
  Total fixed maturities . . . . .     18.0     (116.0)    (140.0)     (194.0)
  Equity securities  . . . . . . .    612.0        6.0      987.0       316.0
  Derivative securities  . . . . .     (8.0)     (11.0)      13.0        23.0
  Other invested assets  . . . . .     87.0       38.0      308.0       156.0
                                    ------------------------------------------
Total realized investment
  gains (losses), net  . . . . . .    709.0      (83.0)   1,168.0       301.0
Allocated to participating
 policyholders interest  . . . . .     (3.0)       2.0                    7.0
Income tax (expense) benefit . . .   (246.0)      28.0     (409.0)     (108.0)
Minority interest  . . . . . . . .    (60.0)       8.0     (100.0)      (29.0)
                                    ------------------------------------------
Net realized investment
 gains (losses)  . . . . . . . . .  $ 400.0    $ (45.0)   $ 659.0     $ 171.0
                                    ==========================================

  Net realized investment gains increased both for the three and nine month periods ended September 30, 2000. These increases are principally related to realized gains from the sale of common stock holdings of Global Crossing and Canary Wharf plc ("Canary Wharf"). The increase in net realized gains for the third quarter of 2000, as compared to 1999, were $167.6 million for Canary Wharf and $129.4 million for Global Crossing. The increase in net realized gains for the nine months ended September 30, 2000, as compared to 1999, were $133.8 million for Canary Wharf and $148.5 million for Global Crossing. Additionally, decreased interest rates favorably impacted results from sales of bonds, especially in the third quarter. Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying condensed financial statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

  A summary of CNA's general account investments, at carrying value, are as follows:


                                                                  Change in
                                                                  Unrealized
                                                                    Gains
                                                                   (Losses)
                                                                 Nine Months
                                                                     Ended
                                       September 30, December 31,September 30,
                                            2000        1999          2000
                                       ---------------------------------------
                                                   (In millions)

Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies .  $ 5,783.0    $ 8,318.0     $   209.0
  Asset-backed securities . . . . . . .    7,042.0      7,039.0         152.0
  Tax exempt securities . . . . . . . .    3,435.0      4,396.0         120.0
  Taxable securities  . . . . . . . . .   10,351.0      7,365.0         (29.0)
  Redeemable preferred stock  . . . . .       53.0        130.0         (67.0)
                                       --------------------------------------
     Total fixed maturity securities  .   26,664.0     27,248.0         385.0
Equity securities . . . . . . . . . . .    2,636.0      3,610.0      (1,029.0)
Short-term and other investments  . . .    6,376.0      4,702.0         (64.0)
                                       --------------------------------------
     Total  . . . . . . . . . . . . . .  $35,676.0    $35,560.0     $  (708.0)
                                       ======================================

                                                   September 30,  December 31,
                                                         2000        1999
                                                   ---------------------------
                                                           (In millions)

Short-term and other investments:
  Commercial paper  . . . . . . . . . . . . . .      $3,753.0       $ 1,988.0
  Money market funds  . . . . . . . . . . . . .         422.0           904.0
  U.S. Treasury securities  . . . . . . . . . .          23.0            41.0
  Others  . . . . . . . . . . . . . . . . . . .         582.0           422.0
Other investments . . . . . . . . . . . . . . .       1,596.0         1,347.0
                                                     -------------------------
     Total short-term and other
      investments . . . . . . . . . . . . . . .      $6,376.0       $ 4,702.0
                                                     =========================

  CNA's general investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

  A primary objective in the management of the fixed maturity portfolio is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions, other investment opportunities, or for credit and tax considerations. This activity will produce realized gains and losses depending on market conditions including interest rates.

  Total net unrealized gains for investments at September 30, 2000 was $1,104.0 million, down from $1,822.0 million at December 31, 1999. The unrealized position at September 30, 2000 was composed of an unrealized loss of $314.0 million for fixed maturity securities and an unrealized gain of $1,419.0 million for equity securities and other. The unrealized position at December 31, 1999 was composed of an unrealized loss of $700.0 million for fixed maturity securities and an unrealized gain of $2,522.0 million for equity securities and other. See Note 4 of the Notes to Consolidated Condensed Financial Statements for a discussion of the unrealized position of CNA's ownership in Global Crossing.

  CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 92.8% and 94.2% of which are rated as investment grade at September 30, 2000 and December 31, 1999, respectively.

  Below investment grade bonds are high yield securities rated below BBB by bond rating agencies, as well as other unrated securities which, in the opinion of management, are below investment grade. High yield securities generally involve a greater degree of risk than investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions in the underlying insurance products. CNA's concentration in high yield bonds was 7.0% and 6.0% of total investments as of September 30, 2000 and December 31, 1999, respectively.

  Included in CNA's fixed maturity securities at September 30, 2000 are $7.0 billion of asset-backed securities, at fair value, consisting of approximately 42.0% in U.S. government agency issued pass-through certificates, 37.0% in collateralized mortgage obligations ("CMOs"), 15.0% in corporate asset-backed obligations and 6.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

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

  Certain derivatives in the separate accounts are held for trading purposes. CNA uses these derivatives to mitigate market risk by purchasing Standard & Poor's 500 ("S&P 500") futures contracts in a notional amount equal to the contract liability relating to Life Operations' Index 500 Plus guaranteed annuity contract. Changes in fair value of S&P 500 separate account derivatives held for trading purposes are reported as a component of net operating income.

  CNA's largest equity holding in a single issuer is Global Crossing common stock. See Note 4 of the Notes to Consolidated Condensed Financial Statements for a discussion of CNA's ownership in Global Crossing.

  CNA's second largest equity holding is Canary Wharf. During the first nine months of 2000, CNA experienced a net decrease in unrealized gains of $211.0 million on its position in Canary Wharf common stock, which was valued at $414.0 million on September 30, 2000. The majority of this decline was due to a sale of 50.6 million shares, resulting in pre-tax realized gain of $358.0 million.

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

  The Company is required to adopt SFAS No. 133 effective January 1, 2001.
The transition adjustment resulting from adoption must be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Based on current facts and circumstances, adoption of SFAS No. 133 will not have a material impact on the Company's shareholders' equity. It is estimated that the adoption will result in a decrease to earnings in the range of $17.0 million to $30.0 million, net of taxes and minority interests. However, because the Company already carries the derivatives impacted by adoption at fair value through other comprehensive income, there is an equal and offsetting favorable adjustment to shareholders' equity. These estimates are based on the Company's current derivative holdings and hedging strategies. Changes therein, or changes in financial market conditions, during the fourth quarter could result in changes in the actual transition adjustment.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this bulletin, which occurred on October 1, 2000, will not have a significant impact on the results of operations or equity of the Company.

  Beginning in the fourth quarter of 2000, the Company implemented the provisions of the FASB's Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. Implementation of the recognition and measurement criteria will not have a material impact to the Company's results of operations or equity. Implementation of this Issue will result in reclassifying certain promotional expenses from Other Operating Expenses to become a reduction of Revenues from Manufactured Products for the nine months ended September 30, 2000 and year ended December 31, 1999.

  Effective January 1, 2001, the Company is required to adopt statutory basis accounting changes related to the National Association of Insurance Commissioners codification of Statutory Accounting Practices. The Company is in the process of quantifying the impact these statutory basis accounting changes will have on its operations and statutory capital and surplus.

Forward-Looking Statements
--------------------------

  When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and equities) or in the value of specific investments; changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; judicial decisions and rulings; changes in foreign and domestic oil and gas exploration and production activity, and expenditures related to rig conversion and upgrade; changes in rating agency policies and practices, the results of financing efforts, the actual closing of contemplated transactions and agreements and various other matters and risks, many of which are beyond the Company's control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  The Company is a large diversified financial services company. As such, it has significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the income statement. Market risk exposure is presented for each class of financial instrument held by the Company at September 30, 2000 and December 31, 1999, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.


Trading portfolio:

                                    Fair Value
Category of risk exposure:       Asset (Liability)           Market Risk
------------------------------------------------------------------------------
                       September 30, December 31,  September 30,  December 31,
                                2000         1999        2000         1999
------------------------------------------------------------------------------
(In millions)

Equity markets (1):
  Equity securities            $  258.1    $ 225.0      $   65.0    $   57.0
  Options purchased                29.6      188.9         (18.0)     (154.0)
  Options written                 (25.5)     (25.8)         11.0        10.0
  Index based futures-long                                              51.0
  Index based futures-short                                 (2.0)       (6.0)
  Short sales                    (441.3)    (218.5)       (110.0)      (55.0)
  Separate Accounts -
   Equity securities               19.7       19.0           5.0         5.0
Interest rate (2):
  Futures-long                                                          18.0
  Futures-short                                                        (48.0)
  Separate Accounts -
   Fixed maturity securities      384.9      333.0          16.0        12.0
Commodities:
  Gold (3):
    Options purchased              11.4       15.6         (11.0)      (14.0)
    Options written                           (5.2)                      5.0
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

  In addition to those positions listed above, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $276.0 and $261.0 million at September 30, 2000 and December 31, 1999, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

  Historically, the most significant areas of market risk in the Company's trading portfolio resulted from positions held in S&P futures contracts, short sales of certain equity securities and put options purchased on the S&P 500 index. The Company entered into these positions primarily to benefit from anticipated future movements in the underlying markets that Company management expects to occur. If such movements do not occur or if the market moves in the opposite direction from what management expects, significant losses may occur. The Company has maintained short positions, in the form of futures or options
- most recently as put options - since 1996. Substantially all of the index short positions were closed during the third quarter of 2000.

  Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

Other than trading portfolio:


                                    Fair Value
Category of risk exposure:       Asset (Liability)           Market Risk
------------------------------------------------------------------------------
                       September 30, December 31,  September 30,  December 31,
                                2000         1999        2000         1999
------------------------------------------------------------------------------
(In millions)

Equity market (1):
  Equity securities:
   General accounts (a)        $  2,635.7  $ 3,609.6   $   (466.0)  $  (902.0)
   Separate accounts                230.1      240.0        (58.0)      (60.0)
Interest rate(2):
  Fixed maturities (a)           28,223.5   27,924.4     (1,432.0)   (1,286.0)
  Short-term investments (a)      9,431.0    7,317.8         (3.0)       (2.0)
  Other derivative securities         7.9       16.0         (9.0)       16.0
  Separate Accounts (a):
    Fixed maturities              2,445.7    2,927.0       (115.0)     (115.0)
    Short-term investments          170.2       59.0
  Long-term debt                 (5,822.5)  (5,292.0)
------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a) Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(568.0) and $(673.0) at September 30, 2000 and December 31, 1999, respectively.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices that affect the value of equity securities or instruments that derive their value from such securities or indexes.

  Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at September 30, 2000 and December 31, 1999, with all other variables held constant.

  Interest Rate Risk - The Company has exposure to interest rate risk, arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. The Company monitors its sensitivity to interest rate risk by evaluating the change in the value of its financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of the Company's investments and the resulting effect on shareholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices which the Company believes are reasonably possible over a one-year period.

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on September 30, 2000 and December 31, 1999 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

  The Company's long-term debt, including interest rates swap agreements, as of September 30, 2000 and December 31, 1999 are denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $362.7 and $301.7 million at September 30, 2000 and December 31, 1999, respectively. A 100 basis point decrease would result in an increase in market value of $410.0 and $335.9 million at September 30, 2000 and December 31, 1999, respectively.

  The sensitivity analysis assumes an instantaneous shift in market interest rates increasing 100 basis points from their levels at September 30, 2000 and December 31, 1999, with all other variables held constant.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, German Marks, Chilean Pesos, Argentinean Pesos and Japanese Yen. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at September 30, 2000 and December 31, 1999, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20%.

                               PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

  1. CNA is involved in various lawsuits involving environmental pollution claims and litigation with Fibreboard Corporation. Information involving such lawsuits is incorporated by reference to Note 8 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2. As noted in Item 3 Legal Proceedings of the Company's Report on Form 10-K for the year ended December 31, 1999, Lorillard is defendant in numerous lawsuits seeking damages for cancer and health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information involving such lawsuits is incorporated by reference to such Item 3 Legal Proceedings. Material developments in relation to the foregoing are incorporated by reference to Note 8 of the Notes to Consolidated Condensed Financial Statements in Part I. Additional material developments are described below.

CONVENTIONAL PRODUCT LIABILITY CASES -

  Trial is proceeding in the Supreme Court of Kings County, New York in the case of Apostolou v. The American Tobacco Company, et al. Lorillard is a defendant in the case.

  On October 12, 2000, a jury in the Circuit Court of Hillsborough County, Florida returned a verdict in favor of the plaintiff in the case of Jones v. R.J. Reynolds. The jury awarded plaintiff $0.2 in actual damages but it declined to award punitive damages. R.J. Reynolds has filed a motion for judgment notwithstanding the verdict or, in the alternative, for new trial. The court is scheduled to hear argument of the motion during December 2000. Neither the Company nor Lorillard were defendants in the case.

  On June 27, 2000, a jury in the Supreme Court of Kings County, New York, returned a verdict in favor of Lorillard and the other defendants in the case of Anderson v. American Tobacco, et al. The court has denied plaintiffs' post-trial motion to set aside the verdict and to enter a verdict in favor of the plaintiffs. The deadline for plaintiffs to notice an appeal from the trial court's judgment has not expired.

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

  During June 2000, the Indiana Court of Appeals reversed the judgment entered in favor of the defendants following a 1996 trial in the case of Rogers v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Marion County, Indiana, filed March 27, 1987), due to the trial judge's ex parte contact with the jury. The Court of Appeals denied defendants' motion for reconsideration of the ruling that reversed the judgment. Defendants have filed a petition to transfer the appeal to the Indiana Supreme Court in order to seek further review of the Court of Appeals' ruling. Neither the Company nor Lorillard are defendants in this matter.

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

  In the case of Avallone v. The American Tobacco Company, Inc., et al. (Superior Court, Middlesex County, New Jersey, filed April 23, 1998), the New Jersey Supreme Court has rejected plaintiffs' attempts to appeal the trial court's order that denied their motion for class certification.

  In the case of Blankenship v. American Brands, Inc., et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997), the court has heard argument on plaintiffs' motion for class certification and has taken it under advisement. While the court has not entered an order on the class certification issue, it has indicated that it will grant the motion. The case is now assigned to the West Virginia Mass Litigation Panel. The court has continued the trial date from October 2000 to December 2000.

  In the case of Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court has denied plaintiffs' motion for class certification on behalf of California residents who began smoking cigarettes before September 1, 1988, and who smoked at least 15 packages of cigarettes each year. The court has permitted plaintiffs to file a second motion for class certification. Briefing of the second motion has been scheduled.

  In the case of Bush v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, Texas, filed September 10, 1997), the court has granted the parties' stipulation dismissing the case without prejudice.

  In the case of Cole v. The Tobacco Institute, Inc., et al. (U.S. District Court, Eastern District, Texas, filed May 5, 1997), the court granted defendants' motion for judgment on the pleadings and entered final judgment in their favor. Plaintiffs have noticed an appeal to the U.S. Court of Appeals for the Fifth Circuit.

  In the case of Daniels v. Philip Morris Companies, Inc., et al. (Superior Court, San Diego County, California, filed April 2, 1998), the court has denied plaintiffs' motion for class certification. Plaintiffs sought class certification on behalf of California residents who as minors smoked cigarettes on or after April 2, 1994. The court has agreed to reconsider its class certification ruling. Briefing of the motion has been scheduled.

  In the case of Geiger v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, filed April 30, 1997), the Appellate Division of the New York Supreme Court has heard argument in plaintiffs' appeal from the trial court's ruling that denied plaintiffs' motion for class certification.

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

  In the case of Simon v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 9, 1999), the court denied plaintiffs' motion for class certification during November 2000. However, the court stated that while plaintiffs had alleged "a viable class action," court resources would be better preserved if a "broader" class was certified from the In re Simon (II) Litigation discussed in Note 8 of the Notes to Consolidated Condensed Financial Statements.

  In the case of Taylor v. The American Tobacco Company, et al. (Circuit Court, Wayne County, Michigan, filed May 23, 1997), plaintiffs have voluntarily dismissed the case with prejudice.

  In the case of Walls v. The American Tobacco Company, Inc., et al. (U.S. District Court, Northern District, Oklahoma, filed February 6, 1997), the court, following receipt of an advisory opinion by the Oklahoma Supreme Court, denied plaintiffs' motion for class certification. The court has entered an order granting plaintiffs' motion to voluntarily dismiss without prejudice their individual claims.

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

  The case of Lewis v. Philip Morris, Incorporated, et al. (U.S. District Court, Massachusetts, filed July 11, 2000).

  The case of Ebert v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed August 9, 2000). The Company is named as a defendant in this matter. To date, none of the defendants have received service of process.

  The case of Vandermeulen v. Philip Morris Companies, Inc., et al. (U.S. District Court, Michigan, filed September 18, 2000).

  The case of National Tobacco Consumers Group Number 2 v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Massachusetts, filed July 18,
2000).

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

  In the case of The United States of America v. Philip Morris, Incorporated, et al. (U.S. District Court, District of Columbia, filed September 22, 1999), the court has granted in part and denied in part defendants' motion to dismiss the complaint. The ruling dismissed plaintiff's claims under the Medical Care Recovery Act, as well as plaintiff's claims under the Medicare as Secondary Payer Act. The court denied the motion as to plaintiff's claims under the Racketeering Influenced and Corrupt Organizations Act. Plaintiff is seeking modification of the trial court's order as it relates to the dismissal of the Medical Care Recovery Act claim.

  The following additional Governmental Reimbursement Cases have been filed:

  The case of Her Majesty the Queen in Right of Ontario [Canada] v. Imperial Tobacco Company, et al. (U.S. District Court, Southern District, New York, filed March 1, 2000). The Company is a defendant in the case. The case was transferred to the Multi-District Litigation Panel in Washington, D.C. During August 2000, the court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiff has noticed an appeal from the judgment to the United States Court of Appeals for the District of Columbia.

  The case of State of Espirito Santo, Brazil, et al. v. The Brooke Group Ltd., Inc., et al. (U.S. District Court, Southern District, Florida, filed March 20, 2000). The Company is a defendant in the case. The case has been transferred to the Multi-District Litigation Panel in Washington, D.C.

  The case of The State of Mato Grosso do Sul, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed on or about July 18, 2000). Both the Company and Lorillard are named as defendants in the complaint. To date, none of the defendants have received service of process. Defendants have filed a motion to conditionally transfer the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The case of The Russian Federation, by and through Vladimir I. Kozhin, as General Manager of the General Management Department of the President of the Russian Federation v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed August 25, 2000). The Company and Lorillard are named as defendants in the matter. To date, none of the defendants have receive service of process. Defendants have filed a motion to conditionally transfer the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The case of The Republic of Honduras v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed September 29,
2000). The Company and Lorillard are named as defendants in this matter. The Company has not received service of process to date, although service has been completed on Lorillard.

Reimbursement Cases filed by Private Citizens:

  In the case of Beckom v. The American Tobacco Company, et al. (Chancery Court, Monroe County, Tennessee, filed May 8, 1997), the U.S. Court of Appeals for the Sixth Circuit affirmed the ruling by the U.S. District Court for the Eastern District of Tennessee that dismissed the action due to plaintiffs' lack of standing to pursue claims in federal court, but it remanded the case to the trial court with directions that the case be remanded to the Chancery

Court of Monroe County, Tennessee, in order to determine whether any of plaintiffs' state law claims survive. The Company is a defendant in the case.

  In the case of Mason v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed December 23, 1997), the U.S. District Court for the Western District of Texas, where the case was initiated, granted plaintiffs' motion to transfer the case to the U.S. District Court for the Eastern District of New York. Defendants' motion to transfer the case to the U.S. District Court for the District of Columbia has been denied.

  In the case of The State of North Carolina, et al. v. The American Tobacco Company, et al. (U.S. District Court, Middle District, North Carolina, filed February 13, 1998), the court has entered the parties' stipulation dismissing the case without prejudice.

  The following Reimbursement Case by Private Citizens has been filed:

  The case of Temple v. The State of Tennessee, et al. (U.S. District Court, Middle District, Tennessee, filed as individual smoking and health case on February 7, 2000; amended complaint filed in order to expand plaintiffs' claims, September 11, 2000). Plaintiffs contend that defendant the State of Tennessee has no standing to recover the funds paid to it as compensation for the monies it has paid through its TennCare program for individuals allegedly injured by a smoking-related disease. Plaintiffs further seek a declaration that the Master Settlement Agreement is unconstitutional. Plaintiffs' amended complaint also includes claims for class certification on behalf of Tennessee smokers. The Company was named as a defendant in the amended complaint but has not received service of process to date. Lorillard is named as a defendant in the suit and has received service of the amended complaint.

Reimbursement Cases filed by Private Companies and Health Plans:

  In the case of Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 29, 1998), the court has severed the claims of one of the plaintiffs, Empire Blue Cross and Blue Shield, from those of the remaining plaintiffs. Trial as to the Empire Blue Cross and Blue Shield claims has been scheduled for March 2001. The court has not scheduled trial of the claims asserted by the remaining plaintiffs.

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

  In the case of Allegheny General Hospital, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Western District, Pennsylvania, filed December 10,
1998), the U.S. Court of Appeals for the Third Circuit issued a ruling during October 2000 that affirmed the trial court's final judgment in favor of the defendants.

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

  The case of Betriebskrankenkasse aktiv, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, New York, filed September 8,
2000). Plaintiffs are eight private, not-for-profit German health insurance providers.

Reimbursement Cases filed by Indian tribes:

  In the case of Lower Brule Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Lower Brule Sioux Tribe, filed May 28, 1997), plaintiff voluntarily dismissed the case without prejudice.

  The following additional Reimbursement Case by Indian Tribes has been filed:

  The Alabama Coushatta Tribe of Texas v. American Tobacco Company, et al. (U.S. District Court, Eastern District, Texas, filed August 30, 2000).

Reimbursement Cases filed by Labor Unions:

  In the case of Carpenters and Joiners, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Minnesota, filed December 31,
1997), the U.S. Court of Appeals for the Eighth Circuit entered a ruling during September 2000 that affirmed the final judgment entered by the trial court in favor of the defendants.

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

  In the case of National Asbestos Workers, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed February 27, 1998), the U.S. Court of Appeals for the Second Circuit has ordered the trial court to determine plaintiffs' motion for class certification prior to trial. The trial court denied plaintiffs' motion for class certification during September 2000. Plaintiffs have sought review of the decision by the U.S. Court of Appeals for the Second Circuit. The Company is a defendant in the case. Trial is scheduled to begin during May 2001.

  In the case of New Mexico and West Texas Multi-Craft Health and Welfare Trust Fund, et al. v. Philip Morris, Inc., et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed October 10, 1997), plaintiffs have voluntarily dismissed their appeal with prejudice.

  In the case of Operating Engineers Local 12 Health and Welfare Trust, et al.
v. American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 16, 1997; transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California), the court granted plaintiffs' motion to voluntarily dismiss the case during April 2000 without prejudice. Plaintiffs have noticed an appeal to the California Court of Appeals, contending that the trial court's interlocutory rulings limited their claims. The case had been transferred to a Coordinated Proceeding before the Superior Court of San Diego County, California.

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

  In the case of Steamfitters Local 614, et al. v. Philip Morris, Incorporated, et al. (Circuit Court, Shelby County, Tennessee, filed January 7, 1998), the Tennessee Court of Appeals, Western Division, has directed the trial court to grant defendants' motion to dismiss the complaint as plaintiffs' claims are too remote to permit recovery. To date, the trial court has not entered a dismissal order.

  In the case of United Food and Commercial Workers Union, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Northern District, Alabama, filed November 3, 1997), the U.S. Court of Appeals for the Eleventh Circuit issued a ruling during August 2000 that affirmed the final judgment that was entered by the trial court in defendants' favor.

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

CONTRIBUTION CLAIMS -

  In the case of Falise, et al. v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed November 12, 1999), trial is scheduled to begin during November 2000. The U.S. Court of Appeals for the Second Circuit denied defendants' petition for writ of mandamus as to the trial court judge's ruling that denied defendants' motion to dismiss the case. The conclusion of the proceedings before the Second Circuit Court of Appeals enabled the trial to be scheduled.

  In the case of Fibreboard Corporation, et al. v. The American Tobacco Company, et al. (Superior Court, Alameda County, California, filed November 6,
1997), defendants removed the case to the U.S. District Court for the Northern District of California after one of the two plaintiffs in the action, asbestos company Owens Corning, initiated bankruptcy proceedings. The federal court recently granted the motion to remand the case to state court filed by Owens Corning. Shortly before Owens Corning sought bankruptcy protection, the Circuit Court of Alameda County, California, scheduled trial of this matter to begin during July 2001. It is possible that the case will resume its former place on the court's trial schedule.

  In the case of H.K. Porter Company v. B.A.T Industries, PLC, et al. (U.S. District Court, Eastern District, New York, filed June 19, 1998), the court has continued the trial date to April 2001.

  In the case of Raymark Industries v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed January 30, 1998), the case has been transferred to a Multi-District Litigation Proceeding before the United States District Court for the Eastern District of Pennsylvania. Plaintiff has sought to have the case returned to the Eastern District of New York.

 In the case of Thomas, et al. v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Mississippi, amended complaint filed to assert contribution claims September 28, 1998), defendants removed the case to federal court after one of the plaintiffs in the action, asbestos company Owens Corning, initiated bankruptcy proceedings. Plaintiffs have filed a motion to remand the case to state court. At the time of the removal, the Circuit Court of Jefferson County, Mississippi had scheduled trial to begin during February 2001 as to the claims asserted by plaintiff Owens Corning. If plaintiffs' motion to remand the case to state court is granted in the immediate future, it is possible that the case will resume its former place on the court's trial schedule.

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

  In the case of McDowell v. GAF Corporation, et al. (Court of Common Pleas, Delaware County, Pennsylvania, filed November 21, 1995), the jury returned a verdict in favor of Lorillard, which was the only defendant in the case at the time of trial. The court has denied plaintiff's post-trial motion. The deadline for plaintiff to notice an appeal from the final judgment entered in favor of Lorillard has not expired.

  In the case of Horowitz v. Lorillard, Inc., et al. (Superior Court, San Francisco County, California, filed December 31, 1997), Lorillard and the plaintiffs reached agreement to settle the matter prior to trial. The suit was a wrongful death claim on behalf of an individual who prevailed at trial against Lorillard in a personal injury suit in 1996 and was awarded a total of $2.0 in actual damages and punitive damages.

  In the case of Connor v. ACandS Inc. et al. (Circuit Court, Baltimore City, Maryland, filed July 29, 1997), the Maryland Court of Special Appeals has affirmed in part and reversed in part the trial court's 1999 final judgment in favor of the plaintiffs, which reflected the jury's award of $0.2 in actual damages and $2.0 in non-economic damages from Lorillard and Hollingsworth & Vose. The Court of Appeals remanded the case to the trial court with directions that it determine when the decedent's alleged injury developed and whether Lorillard and Hollingsworth & Vose are entitled to set offs due to settlements reached by the plaintiffs with other defendants.

OTHER TOBACCO-RELATED LITIGATION

  Anti-trust cases -

  The following anti-trust cases have been served:

  The case of Smith v. Philip Morris Companies, Inc., et al. (District Court, Seward County, Kansas, filed February 7, 2000). The Company has been dismissed as a defendant in the case.

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

  The case of Belch v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed April 11, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Belmonte v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed April 11, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

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

  The case of Barnes v. Philip Morris Companies, Inc., et al. (Superior Court, District of Columbia, filed May 11, 2000). The case has been transferred to a Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The court has entered an order granting plaintiff's motion to voluntarily dismiss the Company from the case without prejudice.

  The case of Aguayo v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed May 15, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Campe v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed May 15, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Phillips v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed May 15, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Anderson v. Philip Morris Companies, Inc., et al. (U.S. District Court, Minnesota, filed May 17, 2000). The Company is a defendant in the case. The case has been transferred to a Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The plaintiffs have moved to voluntarily dismiss the case as to all defendants, including the Company and Lorillard, and that motion is pending before the court.

  The case of Lau v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed May 25, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Unruh v. R.J. Reynolds Tobacco Company, et al. (Second Judicial District Court, Washoe County, Nevada, filed June 9, 2000). The Company is not named as a defendant in this matter.

  The case of Baker v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed June 15, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of In re Cigarette Anti-trust Cases, (Judicial Counsel Coordination Proceeding 4114, Superior Court of Alameda County, California). Approximately twenty indirect purchaser suits under California state law were filed in state courts in various California counties. The Company and Lorillard were named as defendants in each of the cases. The actions were subsequently transferred for coordination to the Superior Court for Alameda County, California. Plaintiffs have filed a single amended class action complaint with each of the plaintiffs who brought the original complaints named as plaintiffs. The amended complaint names Lorillard as a defendant but did not the name the Company, which plaintiffs had dismissed from each of the underlying suits.

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

  In the case of Ludke v. Philip Morris Companies, Inc., et al. (District Court, Hennepin County, Minnesota, filed February 14, 2000), the court has entered the parties' stipulation dismissing the Company from the case without prejudice.

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

  The case of Hartz Foods v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 10, 2000). The Company was a defendant in the case. Plaintiff has advised that it will not serve the Company. The case has been transferred to a Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia.

  The Company and Lorillard were named as defendants in nine direct purchaser suits alleging price-fixing in connection with the sale of cigarettes and purporting to represent a class of indirect purchasers. The court has granted the motion of one of the plaintiffs to voluntary dismiss its complaint. The remaining direct purchaser actions were transferred by the Judicial Panel on Multi-District Litigation to the U.S. District Court for the Northern District of Georgia. Plaintiffs subsequently filed a single amended complaint that consolidated the claims of the plaintiffs in the transferred cases into a single class action. The amended complaint names Lorillard but not the Company as a defendant, and the Company has been voluntarily dismissed from the action.

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

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

  (a)  Exhibits--

       (27.1) Financial Data Schedule for the nine months ended September 30, 2000.

  (b) Current reports on Form 8-K--The Company filed a report on Form 8-K on July 14, 2000 involving the case of Howard A. Engle., M.D., et al., v. R.J. Reynolds Tobacco Company, et al., stating that the jury awarded punitive damages of $16.25 billion against Lorillard, Inc. and Lorillard Tobacco Company.

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


                                                     LOEWS CORPORATION
                                                     -------------------------
                                                     (Registrant)





Dated:  November 13, 2000                         By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)

