Form 10-K405
period 2000-12-31
LOEWS CORP
filed 2001-03-16
CIK 60086

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 2000


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

Common Stock, par value $1.00 per share                New York Stock Exchange
3 1/8% Exchangeable Subordinated Notes Due 2007        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                          No
                          -----                           -----

  As at March 9, 2001, 98,619,050 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $8,461,277,000.

                        Documents Incorporated by Reference:

  Portions of the Loews Corporation Notice of Annual Meeting of Stockholders and Proxy Statement dated March 27, 2001 are incorporated by reference into
Part III. (Registrant intends to file a definitive proxy statement with the Commission prior to April 30, 2001).

==============================================================================

                                LOEWS CORPORATION

                             INDEX TO ANNUAL REPORT ON
                              FORM 10-K FILED WITH THE
                         SECURITIES AND EXCHANGE COMMISSION

                        For the Year Ended December 31, 2000

Item                                                                      Page
 No.                                PART I                                 No.
----                                                                      ----
  1   BUSINESS ..........................................................    3
        CNA Financial Corporation .......................................    3
        Lorillard, Inc. .................................................   12
        Loews Hotels Holding Corporation ................................   16
        Diamond Offshore Drilling, Inc. .................................   17
        Bulova Corporation ..............................................   19
        Other Interests .................................................   19
  2   PROPERTIES ........................................................   20
  3   LEGAL PROCEEDINGS .................................................   20
  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   38
      EXECUTIVE OFFICERS OF THE REGISTRANT ..............................   38

                                    PART II

  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS ..........................................................   39
  6   SELECTED FINANCIAL DATA ...........................................   40
  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS ............................................   41
  7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........   61
  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................   65
  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE .............................................  117

                                    PART III

      Information called for by Part III has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy
      Statement pursuant to Regulation 14A.

                                    PART IV

 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ...  117


                                    PART I

Item 1. Business.

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 87% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 53% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary).

  Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  Information relating to the major business segments from which the Company's consolidated revenues and income are derived is contained in Note 18 of the Notes to Consolidated Financial Statements, included in Item 8.

                            CNA FINANCIAL CORPORATION

  CNA Financial Corporation ("CNA") was incorporated in 1967 and is an insurance holding company whose primary subsidiaries consist of property-casualty and life insurance companies. Collectively, CNA and its subsidiaries are referred to as CNA. CNA's property-casualty insurance operations are conducted by Continental Casualty Company ("CCC"), incorporated in 1897, and its affiliates, and The Continental Insurance Company ("CIC"), organized in 1853, and its affiliates. Life insurance operations are conducted by Continental Assurance Company ("CAC"), incorporated in 1911, and its life insurance affiliates. CIC became an affiliate of CNA in 1995 as a result of the acquisition of The Continental Corporation ("Continental"). The principal business of Continental is the ownership of a group of property and casualty insurance companies. CNA serves a wide variety of customers, including small, medium and large businesses; associations; professionals; and groups and individuals with a broad range of insurance and risk management products and services. Insurance products include property and casualty coverages; life, accident and health insurance; and retirement products and annuities. CNA services include risk management, information services, health care management, claims administration and employee leasing/payroll processing. CNA products are marketed through agents, brokers, managing general agents and direct sales. CNA's principal market is the United States with a continued focus on expanding globally to serve those with growing worldwide interests, as well as adding value in international market niches. CNA accounted for 73.18%, 76.42% and 80.59% of the Company's consolidated total revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

  CNA conducts its operations through seven operating segments: Agency Market Operations, Specialty Operations, CNA Re, Global Operations, Risk Management, Group Operations and Life Operations. These operating segments reflect the way CNA distributes its products to the marketplace, manages operations and makes business decisions. A more detailed description of each segment follows.

Property and Casualty Operations

Agency Market Operations

  Agency Market Operations builds on CNA's long and successful relationship with the independent agency distribution system to market a broad range of property-casualty insurance products and services to small and middle market businesses. Business products include workers' compensation, commercial packages, general liability, umbrella and commercial auto, as well as a variety of creative risk management services. In addition, Agency Market Operations includes a professional employer organization, CNA UniSource, which provides various employer-related services. Personal Insurance included personal auto and homeowners coverage and also offered personal umbrella, separate scheduled property, boat-owners and other recreational vehicle insurance. These operations were transferred to The Allstate Corporation ("Allstate") effective October 1, 1999. See Note 12 of the Notes to Consolidated Financial Statements for discussion of the Personal Insurance transaction.

Agency Market Operations is principally comprised of the following three groups.

  Commercial Insurance: Commercial Insurance ("CI") provides standard property-casualty insurance products such as workers' compensation, general and product liability, property, commercial auto and umbrella coverage to a wide range of businesses. The majority of CI customers are small and middle-market businesses, with less than $1.0 million in annual insurance premiums. Most insurance programs are provided on a guaranteed cost basis, although customized loss sensitive programs are also available for larger middle-market customers.

  CNA E&S: CNA E&S ("E&S") provides specialized insurance and other financial products for selected commercial risks on both an individual customer or program basis. Risks insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets.

  CNA UniSource: CNA UniSource is a business solutions provider offering outsourcing services and products that relieve businesses of many administrative tasks, allowing them more time to focus on their core business. CNA UniSource provides human resources ("HR") information technology, payroll processing and professional employer organization services. CNA UniSource is also engaged in delivering Internet-based HR and payroll administrative services and implementing HR information outsourcing for large-scale businesses.

Specialty Operations

  Specialty Operations provides a broad array of professional, financial and specialty property-casualty products and services through a network of brokers, managing general agencies and independent agencies. Specialty Operations provides creative solutions for managing the risks of its clients, including architects, engineers, lawyers, health care professionals, financial intermediaries and corporate directors and officers.

Specialty Operations is composed of three principal groups.

  CNA Pro: CNA Pro is one of the largest providers of non-medical professional liability insurance and risk management services in the United States. CNA Pro's products include errors and omissions, directors and officers, and employment practices liability coverages and a broad range of fidelity products. Products are distributed on a national basis through a variety of channels including brokers, agents and managing general underwriters. CNA Pro's customers include architects and engineers, lawyers, accountants and real estate agents and brokers, along with a broad range of large and small corporate clients and not-for-profit organizations.

  CNA HealthPro: CNA HealthPro offers a comprehensive set of specialized insurance products and clinical risk management consulting services designed to assist health care providers in managing the quality-of-care risks associated with the delivery of health care. Key customer segments include individual, small group and large corporate purchasers of malpractice insurance. Caronia Corporation, an operating company of CNA HealthPro, provides third-party claims administration for medical professional liability insureds.

  CNA Guaranty and Credit: CNA Guaranty and Credit provides credit insurance on short-term trade receivables for domestic and international clients, reinsurance to insurers who provide financial guarantees to issuers of asset-backed securities, money market funds and investment grade corporate debt securities and credit enhancement products that focus on asset-backed transactions. These products are distributed through brokers, captive agents, financial institutions and directly to customers. In addition, CNA Guaranty and Credit includes RVI Guaranty Co. Ltd. ("RVI"), a 50% owned, but not controlled, affiliate. RVI is the largest monoline residual value insurer in the world offering coverages to protect the insured against a decrease in the market value of a properly maintained asset at the termination of a lease.

CNA Re

  CNA Re operates globally as a reinsurer in the broker market, offering both treaty and facultative products. CNA Re's operations include the business of CNA Reinsurance Company Limited ("CNA Re U.K."), a United Kingdom reinsurance company, and United States operations based in Chicago. While CNA Re's primary product is traditional treaty reinsurance, it also offers facultative and financial reinsurance. CNA Re also participates in Lloyd's of London through CNA Corporate Capital Ltd., which provides capital to Lloyd's Syndicate 1229.

  CNA Re U.K. writes in both the London market and other European markets through its headquarters in London and offices in Amsterdam, Milan, Singapore and Zurich. As one of the largest reinsurers in this market, CNA Re U.K. has ratings of A (Strong) from Standard & Poor's ("S&P"), A (Excellent) from A.M. Best and A3 (Good) from Moody's. CNA Re U.K. writes United States and international treaty and professional liability business, including medical malpractice, errors and omissions, and directors and officers' coverages.

  The United States operations of CNA Re provide products to the North American markets. Treaty products include working layer property, working layer casualty, property catastrophe, workers' compensation, products liability, general liability, professional liability, specialty and excess and surplus lines. In addition, financial reinsurance products are offered as well as property and casualty facultative reinsurance.

Global Operations

  Global Operations provides products and services to United States-based customers expanding overseas and foreign customers. The major product lines include marine, commercial and contract surety, warranty and specialty products, as well as commercial property and casualty coverages.

Global Operations is composed of five principal groups.

  Marine: Marine completed the acquisition of Maritime Insurance Co., Ltd. ("Maritime Ltd."), based in the United Kingdom, and its Canadian subsidiary, Eastern Marine Underwriters ("EMU") on July 1, 1998, strengthening CNA's position as a global marine insurer. In 1999, CNA launched the marketing brand, CNA Maritime, which unites three industry leaders, MOAC, Maritime Ltd. and EMU, to serve global ocean marine needs. MOAC, a leading provider of ocean marine insurance in the United States, offers hull, cargo, primary and excess marine liability, marine claims and recovery products and services. Business is sold through national brokers, regional marine specialty brokers and independent agencies, which work closely with MOAC's nine branch offices located throughout the United States. Maritime Ltd., is a leading marine cargo and related marine insurance specialist with markets extending across Europe and throughout the world. As foreign subsidiaries, Maritime, Ltd. and EMU are included in the results of, and are managed by, CNA Global.

  Surety: Surety consists primarily of CNA Surety Corporation (CNA Surety), which is traded on the New York Stock Exchange ("SUR") and is the largest publicly traded provider of surety bonds, with approximately 8% of that market. Among its United States competitors, CNA Surety has one of the most extensive distribution systems and one of the most diverse surety product lines, offering small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of approximately 37,000 independent agencies. Growth is expected to come from CNA Surety's broad product and distribution resources and international expansion. CNA owns approximately 64% of CNA Surety.

  Warranty: Warranty is one of the largest warranty underwriters in the United States, providing extended service contracts, warranties and related insurance products that protect the consumer or business from the financial burden associated with the breakdown, under-performance or maintenance of a product. Warranty's key market segments consist of vehicle, retail, home, commercial and original equipment manufacturers. Each market segment distributes its product via a sales force employed or contracted through a program administrator.

  CNA National Warranty Corporation ("CNA Warranty") sells vehicle warranty services in the United States and Canada. In July 1998, CNA Warranty expanded into the home warranty segment with the acquisition of a 90% interest in Home Security of America, Inc., one of the largest home warranty administrators in the United States. Also, in January 1998, the company acquired a joint venture interest in Specialty Underwriters, a provider of innovative equipment maintenance management services to companies worldwide. These entities are service administrators whose products are backed by insurance coverages provided by CNA's insurance affiliates.

  CNA Global: CNA Global is responsible for coordinating and managing the direct business of the foreign property-casualty operations of CNA. This business identifies and capitalizes on strategic indigenous opportunities outside the United States by continuing to build its own capabilities and by initiating acquisitions, strategic alliances and start-up operations that allow for expansion into targeted markets. In addition, CNA Global provides United States-based customers expanding their operations overseas with a single source for their commercial insurance needs. To this end, CNA Global has placed underwriters within commercial insurance branches.

  CNA Global currently oversees operations in Europe, Latin America, Canada and Asia. CNA Insurance Company (Europe) Limited ("CIE") is based in London, with offices in France, Germany, the Netherlands and Denmark. In Europe, CNA Global's operations include the results of U.K.-based Maritime Ltd. and CIE. On July 1, 2001, a planned merger of CIE into Maritime Ltd. is expected to be completed. Through its network of offices, CNA Global built on the successes of several CNA specialty products (including travel and accident, warranty and financial lines insurance) and introduced those products across Europe in 2000. During 2000, the company had a majority and controlling interest in Omega A.R.T. ("Omega"), a workers' compensation company domiciled in Argentina. Omega ranks as the fifth largest workers' compensation company in Argentina based on premium volume.

  First Insurance Company of Hawaii: First Insurance Company of Hawaii ("FICOH") is the oldest and largest domestic property-casualty insurer in Hawaii and offers commercial and personal lines solely in that state. Distributed through 30 independent agencies, the business mix has historically been approximately 70% commercial and 30% personal lines. On November 1, 1999, Tokio Marine & Fire Insurance Co. Ltd. ("Tokio") and CNA executed an agreement to increase Tokio's ownership share from 40% to 50%, resulting in equal ownership by CNA and Tokio. Concurrently, Tokio merged their Hawaii-based operations into FICOH. As CNA retains control over FICOH, its operations are consolidated with CNA's operations.

Risk Management

  Risk Management serves the property-casualty needs of large domestic commercial businesses, offering customized strategies to address the management of business risks. Also, Risk Management, primarily through RSKCo, provides total risk management services relating to claims, loss control, cost management and information services to the commercial insurance marketplace.

Risk Management is composed of two groups.

  Risk Transfer: Risk Transfer writes casualty and property lines of insurance. The casualty business focuses on workers' compensation, commercial auto liability, and general liability through traditional and innovative advanced financial risk products. Excess products provide umbrella, excess workers' compensation and high excess coverages.

  Over the last three years, domestic and global property insurance capabilities have been increased, providing primary, quota share and excess of loss property facilities. Capabilities include providing property, inland marine, global and boiler and machinery coverages to large accounts and businesses.

  RSKCo: RSKCo was formed in 1998 and provides total risk management services (integrated and single component) related to claims, loss control, cost management and information services to the commercial insurance marketplace.

  RSKCo's capabilities include:

  Claim Services, which provides services that allow customers to select from a single source the desired level of service ranging from an integrated claims package to any component service.

  Loss Control, which provides pre-loss prevention services that include industrial hygiene, laboratory, ergonomics, field consulting and training, property, environmental and transportation loss control. Driver training is provided through Smith System Driver Improvement Institute, Inc., a wholly owned subsidiary.

  Cost Management, which provides post-loss cost control services through case management, medical bill review, preferred provider organizations and other unique partnerships to reduce lost work days through rapid response, quality care and effective coordination.

  Information Services, which provides services including data access, reporting tools, information and benchmarking analysis, consulting and custom reporting services.

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

Group Operations is composed of four principal groups.

  Group Benefits: Group Benefits provides group term life insurance, short and long-term disability, statutory disability, long-term care and accident products. Products are marketed through a nationwide operation of 31 sales offices, third party administrators, managing general agents and insurance consultants.

  Provider Markets: Provider Markets is composed of two major businesses. CNA Health Partners provides comprehensive managed care services to employers offering self-funded medical plans. Services offered include network development and management, medical management, medical claims administration, consulting services and management services. Group reinsurance assumes reinsurance on health, life and other related products written on a group basis, as well as excess risk coverages related to health care.

  Life Reinsurance: Life Reinsurance reinsures individual life and health products marketed by unaffiliated life insurance companies throughout North America. Sales are generated through an internal sales force. On December 31, 2000, CNA sold its Life Reinsurance business. See Note 12 of the Notes to Consolidated Financial Statements, included in Item 8, for discussion of the Life Reinsurance transaction.

  Federal Markets: Federal Markets is the second largest provider of health insurance benefits to federal employees, insuring approximately one million members under the Mail Handlers Benefit Plan offered through the Federal Employees Health Benefit Plan, and also underwrites conversion policies and supplemental coverages for members. Federal Markets is responsible for all claim management activities under the plan, such as large case management, hospital and provider bill negotiations, fraud detection activities and vendor contracts.

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

Life Operations is composed of four principal groups.

  Individual Life: Individual Life primarily offers level premium term life insurance, universal life insurance and related products. New sales of term life have consistently placed CNA among the top five producers in the market in each of the past three years.

  Retirement Services: Retirement Services markets annuities and investment products and services to both retail and institutional customers. In the institutional market, CNA has benefited from strong sales and earnings of its Index 500 product, which is a guaranteed investment contract that is indexed to the performance of the Standard & Poor's 500 ("S&P 500") index.

  Long Term Care: Long Term Care products provide reimbursement for covered nursing home and home health care expenses incurred due to physical or mental disability. New sales of Long Term Care have placed CNA among the top producers in the individual marketplace in each of the past three years.

  Other: Other operations businesses include developing operations in certain international markets and life settlements.

Other

  The Other insurance segment contains CNA's corporate interest expense, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guarantee insurance contracts, and certain non-insurance operations, including eBusiness initiatives.

Supplementary Insurance Data

  The following table sets forth supplementary insurance data:

Year Ended December 31                         2000         1999          1998
------------------------------------------------------------------------------
(In millions of dollars, except ratio information)

Trade Ratios - GAAP basis (a):
  Loss ratio ..........................         81.2%        87.1%       81.8%
  Expense ratio .......................         30.3         32.4        33.6
  Combined ratio (before policyholder
   dividends) .........................        111.5        119.5       115.4
  Policyholder dividend ratio .........           .9           .3         1.1

Trade Ratios - Statutory basis (a):
  Loss ratio ..........................         80.4%        87.3%       81.5%
  Expense ratio .......................         33.2         33.5        32.8
  Combined ratio (before policyholder
   dividends) .........................        113.6        120.8       114.3
  Policyholder dividend ratio .........          1.2           .3         1.0

Gross Life Insurance In-Force:
  Life (b) ............................   $462,799.0   $394,743.0  $317,720.0
  Group ...............................     71,982.0     75,247.0    76,674.0
------------------------------------------------------------------------------
                                          $534,781.0   $469,990.0  $394,394.0
==============================================================================

Other Data - Statutory basis (c):
  Property-casualty capital and
   surplus* ...........................   $  8,387.0   $  8,679.0  $  7,623.0
  Life capital and surplus ............      1,274.0      1,222.0     1,109.0
  Property-casualty written premium to
   surplus ratio ......................          1.0          1.0         1.4
  Life capital and surplus-percent of
   total liabilities ..................         24.5%        21.9%       20.5%
  Participating policyholders-percent
   of gross life insurance in force ...           .4%          .5%         .5%

* Surplus includes equity of property-casualty companies' ownership in life insurance subsidiaries.

                                     7

----------------
  (a) Trade ratios reflect the results of CNA's property-casualty insurance subsidiaries. Trade ratios are industry measures of property-casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. The primary difference in this ratio between statutory accounting practices ("SAP") and accounting principles generally accepted in the United States of America ("GAAP") is related primarily to the treatment of active life reserves ("ALR"). For GAAP, ALR are classified as loss reserves whereas for SAP, ALR are classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting expenses, including the amortization of deferred acquisition costs, to premiums earned. The expense ratio, using amounts determined in accordance with SAP, is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio (before policyholder dividends) is the sum of the loss and expense ratios. The policyholder dividend ratio using amounts determined in accordance with GAAP, is the ratio of dividends incurred to premiums earned. The policyholder dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to premiums earned.

  (b) Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in-force, were 12.7%, 10.9% and 14.7% in 2000, 1999 and 1998, respectively.

  (c) Other data is determined in accordance with SAP. Life statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

  The following table displays the distribution of gross written premiums for CNA's operations:


Year Ended December 31                        2000         1999         1998
------------------------------------------------------------------------------

New York ...............................       7.3%         7.4%         8.3%
California .............................       6.0          7.1          8.0
Texas ..................................       4.7          5.4          5.6
Florida ................................       4.8          4.6          4.5
Pennsylvania ...........................       3.8          4.1          4.4
New Jersey .............................       3.4          3.5          4.0
Illinois ...............................       9.2          8.6          9.2
Maryland ...............................       5.6          4.5          2.1
United Kingdom .........................       5.3          5.8          3.5
All other states, countries or political
 subdivisions (a) ......................      49.9         49.0         50.4
------------------------------------------------------------------------------
                                             100.0%       100.0%       100.0%
==============================================================================

---------------
  (a) No other individual state, country or political subdivision accounts for more than 3.0% of gross written premium.

  Approximately 8.2%, 7.6% and 5.0% of CNA's gross written premiums are derived from outside of the United States for the years ended December 31, 2000, 1999 and 1998. The increase in foreign premiums is indicative of CNA's continued expansion overseas, which reflects greater awareness and working knowledge of international business to seize the opportunities of international economic growth. Premiums from any individual foreign country besides those stated in the table above are not significant.

Property-Casualty Claim and Claim Adjustment Expenses

  The following loss reserve development table illustrates the change over time of reserves established for property-casualty claims and claim adjustment expenses at the end of the preceding eleven calendar years for CNA's property-casualty operations. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserve as of the end of each successive year which is the result of CNA's property-casualty insurance subsidiaries' expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. This table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

                                          Schedule of Property-Casualty Loss Reserve Development
-----------------------------------------------------------------------------------------------------------
Year Ended December 31     1990    1991    1992   1993   1994    1995    1996    1997   1998   1999    2000
                             (a)     (a)     (a)    (a)    (a)     (b)             (c)    (d)    (e)     (f)
-----------------------------------------------------------------------------------------------------------
(In millions of dollars)

Originally reported
 gross reserves for
 unpaid claim and
 claim expenses  ......                          20,812 21,639  31,044 29,357 28,533  28,317 26,631  26,408
Originally reported
 ceded recoverable .....                          2,491  2,705   6,089  5,660  5,326   5,424  6,273   7,568
-----------------------------------------------------------------------------------------------------------
Originally reported net
 reserves for
 unpaid claim and
 claim expenses .......   13,090  14,415  17,167 18,321 18,934  24,955 23,697 23,207  22,893 20,358  18,840
Cumulative-net paid as
 of:
  One year later ......    3,285   3,411   3,706  3,629  3,656   6,510  5,851  5,954   7,321  6,546       -
  Two years later .....    5,623   6,024   6,354  6,143  7,087  10,485  9,796 11,394  12,241      -       -
  Three years later ...    7,490   7,946   8,121  8,764  9,195  13,363 13,602 14,423       -      -       -
  Four years later ....    8,845   9,218  10,241 10,318 10,624  16,271 15,793      -       -      -       -
  Five years later ....    9,726  10,950  11,461 11,378 12,577  17,947      -      -       -      -       -
  Six years later .....   11,207  11,951  12,308 13,100 13,472       -      -      -       -      -       -
  Seven years later ...   12,023  12,639  13,974 13,848      -       -      -      -       -      -       -
  Eight years later ...   12,592  14,271  14,640      -      -       -      -      -       -      -       -
  Nine years later ....   14,159  14,873       -      -      -       -      -      -       -      -       -
  Ten years later .....   14,693       -       -      -      -       -      -      -       -      -       -
Net reserves
 re-estimated as of:
  End of initial year .   13,090  14,415  17,167 18,321 18,934  24,955 23,697 23,207  22,893 20,358  18,840
  One year later ......   12,984  16,032  17,757 18,250 18,922  24,864 23,441 23,470  23,920 20,785       -
  Two years later .....   14,693  16,810  17,728 18,125 18,500  24,294 23,102 23,717  23,774      -       -
  Three years later ...   15,737  16,944  17,823 17,868 18,008  23,814 23,270 23,414       -      -       -
  Four years later ....   15,977  17,376  17,765 17,511 17,354  24,092 22,977      -       -      -       -
  Five years later ....   16,440  17,329  17,560 17,082 17,506  23,854      -      -       -      -       -
  Six years later .....   16,430  17,293  17,285 17,176 17,248       -      -      -       -      -       -
  Seven years later ...   16,551  17,069  17,398 17,017      -       -      -      -       -      -       -
  Eight years later ...   16,487  17,189  17,354      -      -       -      -      -       -      -       -
  Nine years later ....   16,592  17,174       -      -      -       -      -      -       -      -       -
  Ten years later .....   16,586       -       -      -      -       -      -      -       -      -       -
-----------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (3,496) (2,759)   (187) 1,304  1,686   1,101    720   (207)   (881)  (427)      -
===========================================================================================================
Reconciliation to
 gross re-estimated
 reserves:
   Net reserves
    re-estimated ......   16,586  17,174  17,354 17,017 17,248  23,854 22,977 23,414  23,774 20,785       -
   Re-estimated ceded
    recoverable .......                           1,640  1,956   5,835  5,151  4,481   4,614  6,530       -
-----------------------------------------------------------------------------------------------------------
Total gross
 re-estimated reserves    16,586  17,174  17,354 18,657 19,204  29,689 28,128 27,895  28,388 27,315       -
===========================================================================================================
Net (deficiency)
 redundancy related to:
  Asbestos claims .....   (3,421) (3,378) (1,690)(1,091)(1,057)   (893)  (992)  (888)   (644)   (65)      -
  Environmental claims      (977)   (936)   (894)  (452)  (283)   (201)  (142)  (154)     70    (17)      -
-----------------------------------------------------------------------------------------------------------
  Total asbestos and
   environmental ......   (4,398) (4,314) (2,584)(1,543)(1,340) (1,094)(1,134)(1,042)   (574)   (82)      -
  Other claims ........      902   1,555   2,397  2,847  3,026   2,195  1,854    835    (307)  (345)      -
-----------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (3,496) (2,759)   (187) 1,304  1,686   1,101    720   (207)   (881)  (427)      -
===========================================================================================================

----------------
(a) Reflects reserves of CNA's property and casualty insurance subsidiaries, excluding Continental reserves which were acquired on May 10, 1995. Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include Continental.
(b) Includes Continental gross reserves of $9,713 million and net reserves of $6,063 million acquired on May 10, 1995 and subsequent development thereon.
(c) Includes net and gross reserves of acquired companies of $57 and $64 million, respectively.
(d) Includes net and gross reserves of acquired companies of $122 and $223 million, respectively.
(e) Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million, as of December 31, 1999.
(f) Includes net and gross reserves of acquired companies of $9 and $13 million, respectively. Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $414 million as of December 31, 2000.

  See Notes 1 and 7 of the Notes to Consolidated Financial Statements, included in Item 8, for information regarding property-casualty claim and claim adjustment expenses including reserve development for asbestos and environmental claims.

                                 INVESTMENTS

  See Note 2 of the Notes to Consolidated Financial Statements, included in
Item 8, for information regarding the investment portfolio.

  Additional information as to the Company's investments is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    OTHER

  Competition: Due to market pressures, the insurance and reinsurance environment remains intensely competitive. Excess underwriting capacity continues to depress prices in the reinsurance market; however the commercial property-casualty market is beginning to experience significant rate increases. CNA competes with a large number of stock and mutual insurance and reinsurance companies and other entities for both producers and customers and must continuously allocate resources to refine and improve its insurance and reinsurance products and services.

  There are approximately 3,320 individual companies that sell property-casualty insurance in the United States. CNA's consolidated property-casualty subsidiaries ranked as the eighth largest property-casualty insurance organization in the United States based upon 1999 statutory net written premiums. CNA's reinsurance operations ranked as the 19th largest reinsurance organization in the world, based upon 1999 gross written premiums.

  There are approximately 1,470 companies selling life insurance in the United States. CAC is ranked as the 36th largest life insurance organization based on 1999 consolidated statutory premium volume.

  Dividends by Insurance Subsidiaries: The payment of dividends to CNA by its subsidiaries without prior approval of the affiliates' domiciliary state insurance commissioners is limited by formula. This formula varies by state. The formula used by the majority of states provides that the greater of 10% of prior year statutory surplus or prior year statutory net income, less the aggregate of all dividends paid during the 12 months prior to the date of payment is available to be paid as a dividend to the parent company. In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend paying capacity for the Continental Insurance Company Pool is restricted to internal and external debt service requirements through September 2003 up to a maximum of $85 million annually, without the prior approval of the New Hampshire Insurance Department. As of December 31, 2000, approximately $881 million of dividend payments would not be subject to insurance department pre-approval. However, all dividends must be reported to the domiciliary insurance department prior to declaration and payment.

  Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulator, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer.

  Insurers are also required by the states to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. CNA's share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each state.

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

  Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance business in a variety of ways. These initiatives and legislation include tort reform proposals; proposals to overhaul the Superfund hazardous waste removal and liability statute; additional financial services modernization legislation, which could include provisions to have an alternate federal system of regulation for insurance companies; and various tax proposals affecting insurance companies.

  The National Association of Insurance Commissioners ("NAIC") has adopted risk based capital ("RBC") requirements for both life insurance companies and property-casualty insurance companies. The requirements are to be utilized by state insurance departments as a minimum capital requirement identifying companies that merit further regulatory action. The formulas were not developed to differentiate adequately capitalized companies that operate with capital levels higher than the RBC requirements. Therefore, it is inappropriate and inadvisable to use the formula to rate or rank insurers. At December 31, 2000 and 1999, all of CNA's life and property and casualty companies had adjusted capital in excess of amounts requiring any regulatory action.

  Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate.

  Reinsurance: See Notes 1 and 15 of the Notes to Consolidated Financial Statements, included in Item 8, for information related to CNA's reinsurance activities.

  Properties: CNA Plaza, owned by Continental Assurance Company, serves as the executive office for CNA and its insurance subsidiaries. An adjacent building (located at 55 E. Jackson Blvd.), jointly owned by Continental Casualty Company and Continental Assurance Company, is partially situated on grounds under leases expiring in 2058. Approximately 40% of the adjacent building is rented to non-affiliates. CNA leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA:



                                  Size
 Location                     (square feet)                         Principal Usage
------------------------------------------------------------------------------------------------
Owned:
  CNA Plaza                     1,144,378              Principal Executive Offices of CNA
  333 S. Wabash
  Chicago, Illinois

  55 E. Jackson Blvd.             440,292              Principal Executive Offices of CNA
  Chicago, Illinois

  401 Penn Street                 254,589              Leased to tenants
  Reading, Pennsylvania

  100 CNA Drive                   251,363              Life Insurance Offices
  Nashville, Tennessee

  1110 Ward Avenue                186,687              Property-Casualty Insurance Offices
  Honolulu, Hawaii

Leased:
  1111 E. Broad St.               225,470              Property-Casualty Insurance Offices
  Columbus, Ohio

  40 Wall Street                  199,238              Property-Casualty Insurance Offices
  New York, New York

  2405 Lucien Way                 178,744              Property-Casualty Insurance Offices
  Maitland, Florida

  3500 Lacey Road                 168,793              Property-Casualty Insurance Offices
  Downers Grove, Illinois

  333 Glen Street                 164,032              Property-Casualty Insurance Offices
  Glens Falls, New York

  1100 Cornwall Road              147,884              Property-Casualty Insurance Offices
  Monmouth Junction, New Jersey

  600 North Pearl Street          139,151              Property-Casualty Insurance Offices
  Dallas, Texas

                                LORILLARD, INC.

  The Company's wholly owned subsidiary, Lorillard, Inc. ("Lorillard"), is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent, True, Maverick and Old Gold. Lorillard's largest selling brand is Newport, which accounted for approximately 80% of Lorillard's sales in 2000.

  Substantially all of Lorillard's sales are in the United States. Lorillard's major trademarks outside of the United States were sold in 1977. Lorillard accounted for 20.35%, 18.94% and 13.45% of the Company's consolidated total revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

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

  On November 23, 1998, Lorillard and other manufacturers of tobacco products entered into a Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states. Lorillard and the other major U.S. tobacco manufacturers had previously settled similar claims brought by the four other states (together with the MSA, the "State Settlement Agreements"). The State Settlement Agreements and certain ancillary agreements are included as exhibits to this Report (Exhibits 10.06 through 10.21) and are incorporated by reference thereto. See also Management's Discussion and Analysis - Results of Operations, included in Item 7.

  Legislation and Regulation: Federal Legislation - The Federal Comprehensive Smoking Education Act, which became effective in 1985, requires the use on cigarette packaging and advertising of one of the following four warning statements, on a rotating basis: (1) "SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy."
(2) "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health." (3) "SURGEON GENERAL'S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight." (4) "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide." This law also requires that each person who manufactures, packages or imports cigarettes shall annually provide to the Secretary of Health and Human Services a list of the ingredients added to tobacco in the manufacture of cigarettes. Such list of ingredients may be submitted in a manner which does not identify the company which uses the ingredients or the brand of cigarettes which contain the ingredients.

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

  From time to time, bills have been introduced in Congress, among other things, to end or limit the price supports for leaf tobacco; to prohibit all tobacco advertising and promotion; to require new health warnings on cigarette packages and advertising; to subject cigarettes generally to regulation under the Consumer Products Safety Act or the Food, Drug and Cosmetics Act; to authorize the establishment of various anti-smoking education programs; to provide that current federal law should not be construed to relieve any person of liability under common or state law; to permit state and local governments to restrict the sale and distribution of cigarettes; concerning the placement of advertising of tobacco products; to provide that cigarette advertising not be deductible as a business expense; to prohibit the mailing of unsolicited samples of cigarettes and otherwise to restrict the sale or distribution of cigarettes; to impose an additional excise tax on cigarettes; to require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing; and to subject cigarettes to regulation in various ways by the U.S. Department of Health and Human

Services, including regulation by the FDA.

  In 1995, Congress passed legislation prohibiting the sale of cigarettes by vending machines on certain federal property, and the General Services Administration has published implementing regulations. In January 1996, the Substance Abuse and Mental Health Services Administration issued final regulations implementing a 1992 law (Section 1926 of the Public Health Service
Act), which requires the states to enforce their minimum sales age laws as a condition of receiving federal substance abuse block grants.

  Food and Drug Administration Regulation of Tobacco Products - In 1996, the FDA published regulations (the "FDA Regulations") which would have severely restricted cigarette advertising and promotion and limited the manner in which tobacco products could be sold. In enacting the FDA Regulations, the FDA determined that nicotine is a drug and that cigarettes are a nicotine delivery system and, accordingly, subject to FDA regulatory authority as medical devices. The FDA premised its regulations on the need to reduce smoking by underage youth and young adults. The FDA Regulations included the following:

(i)	  Regulations regarding minimum sales age. These regulations would have made unlawful the sale of cigarettes to anyone underage 18. These regulations would have also required proof of age to be demanded from any person underage 27 who attempts to purchase cigarettes.

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

  Recently a Presidential commission appointed by former President Clinton issued a preliminary report recommending that the FDA be given authority by Congress to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health. In addition, Congressional advocates of FDA regulation have introduced such legislation for consideration by the 107th Congress. The ultimate outcome of these proposals cannot be predicted.

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

  Certain states, cities and counties have enacted legislation or regulations further restricting tobacco advertising in various forms. In 1999, the Attorney General of Massachusetts issued regulations severely restricting the placement of outdoor and point of sale advertising in retail stores and banning the self-service display of tobacco products. Lorillard and other tobacco companies challenged the regulations in the Federal District Court for the District of Massachusetts as a violation of their First Amendment right to commercial free speech and as preempted by federal laws regulating tobacco advertising. In early 2000, the District Court upheld the regulations, and the First Circuit Court of Appeals affirmed such ruling later that year. The companies have appealed to the U. S. Supreme Court and the case has been accepted for decision by the high Court in 2001.

  Prior challenges to similar laws or regulations by the tobacco industry in five other federal appeals courts have resulted in four such courts upholding similar advertising restrictions.

  Introduction of new brands, brand extensions and packings require the expenditures of substantial sums for advertising and sales promotion, with no assurance of consumer acceptance. The advertising media presently used by Lorillard includes magazines, newspapers, direct mail and point-of-sale display materials. Sales promotion activities are conducted by distribution of store coupons, point-of-sale display advertising, advertising of promotions in print media, and personal contact with distributors, retailers and consumers.

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

  Due to the varying size and quality of annual crops and other economic factors, tobacco prices have varied in the past. Those economic factors include federal government control of acreage and poundage in the flue-cured producing areas and poundage control for burley production. The price supports that accompany these production controls have substantially affected the market prices of tobacco. Another factor that could temporarily impact the market prices is the transition from auction markets to direct farmer contracting. The approximate average prices per pound for flue-cured tobacco were $1.736 in 1999 and $1.790 in 2000. Burley prices per pound were approximately $1.898 in 1999 and $1.965 in 2000. The prices paid by Lorillard have generally been consistent with this trend. Lorillard believes that its current leaf inventories are adequately balanced for its present production requirements. Because the process of aging tobacco normally requires approximately two years, Lorillard at all times has large quantities of leaf tobacco available. See Note 1 of the Notes to Consolidated Financial Statements, included in Item 8, for inventory costing method.

  Prices: During 2000, Lorillard increased the wholesale price of its cigarettes by an aggregate of $16.50 per thousand cigarettes ($0.33 per pack of 20 cigarettes).

  Taxes: Federal excise taxes included in the price of cigarettes are $17.00 per thousand cigarettes ($0.34 per pack of 20 cigarettes). The federal excise tax on cigarettes is scheduled to increase by $2.50 per thousand cigarettes in 2002. Excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. The state taxes generally range from 2.5 cents to $1.11 per package of twenty cigarettes.

  Properties: The properties of Lorillard are employed principally in the processing and storage of tobacco and in the manufacture and storage of cigarettes. Its principal properties are owned in fee. With minor exceptions, all machinery used by Lorillard is owned by it. All properties are in good condition. Lorillard's manufacturing plant is located on approximately 79 acres in Greensboro, North Carolina. This 942,600 square-foot plant contains modern high speed cigarette manufacturing machinery. The Greensboro facility also includes a warehouse with shipping and receiving areas totaling 54,800 square feet. Lorillard also has facilities for receiving and storing leaf tobacco in Danville, Virginia, containing approximately 1,500,000 square feet. Lorillard's executive office is located in a 130,000 square-foot, four-story office building in Greensboro, North Carolina and a modern research facility containing approximately 82,000 square feet is also located in Greensboro. Lorillard also leases sales offices in major cities throughout the United States.

  Competition: Substantially all of Lorillard's products are sold within the United States in highly competitive markets where its principal competitors are the four other major U.S. cigarette manufacturers (Philip Morris, R.J. Reynolds ("RJR"), Brown & Williamson and Liggett Group). According to Management Science Associates, the company used by the industry to process shipment data, in calendar year 2000 Lorillard ranked fourth in the industry with a 10.0% share of the market. Philip Morris and RJR accounted for approximately 52.4% and 23.8%, respectively, of the U.S. cigarette market excluding the small manufacturers discussed below.

  Since the MSA and partially as a result of increases to the price of cigarettes, small manufacturers of low price cigarettes have gained substantial market share. Collectively these manufacturers now account for approximately 3.6% of the domestic market for cigarettes, as reported by Management Science Associates.

  The following table sets forth cigarette sales in the United States by the industry and by Lorillard, as reported by Management Science Associates. This table indicates the relative position of Lorillard in the industry:

                                          Industry     Lorillard    Lorillard
            Calendar Year                   (000)        (000)     to Industry
-----------------------------------------------------------------------------
2000 ...............................     404,301,000   40,402,000     10.0%
1999 ...............................     409,496,000   43,608,000     10.7%
1998 ...............................     455,212,000   42,111,000      9.3%

----------------
  The Management Science Associates Report (the "Report") divides the cigarette market into two price segments, the full price segment and the discount or reduced price segment. According to the Report, the reduced price segment share of market decreased from approximately 25.0% in 1999 to 23.9% in 2000. Virtually all of Lorillard's sales are in the full price segment where Lorillard's share amounted to approximately 11.5% in 2000 and 11.6% in 1999, according to the Report.

                        LOEWS HOTELS HOLDING CORPORATION

  The subsidiaries of Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary of the Company, presently operate the following 17 hotels. Loews Hotels accounted for 1.59%, 1.64% and 1.14% of the Company's consolidated total revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

                                     Number of
   Name and Location                  Rooms                     Owned, Leased or Managed
------------------------------------------------------------------------------------------------
Loews Annapolis                          220               Owned
 Annapolis, Maryland

Loews Coronado Bay Resort                440               Land lease expiring 2034
 San Diego, California

Loews Giorgio                            185               Owned
 Denver, Colorado

Hard Rock Hotel,                         650               Management contract (2)
 at Universal Orlando
 Orlando, Florida

House of Blues, a Loews Hotel            370               Management contract expiring 2005 (1)
 Chicago, Illinois

The Jefferson, a Loews Hotel             100               Management contract expiring 2010 (1)
 Washington, D.C.

Loews Le Concorde                        400               Land lease expiring 2069
 Quebec City, Canada

Loews L'Enfant Plaza                     370               Management contract expiring 2003 (1)
 Washington, D.C.

Loews Miami Beach Hotel                  790               Land lease expiring 2096
 Miami Beach, Florida

The Metropolitan Hotel                   720               Owned
 New York, New York

Loews Philadelphia Hotel                 585               Owned
 Philadelphia, Pennsylvania

The Portofino Bay Hotel,                 750               Management contract (2)
 at Universal Orlando, a Loews Hotel
 Orlando, Florida

The Regency, a Loews Hotel               350               Land lease expiring 2013, with
 New York, New York                                        renewal option for 47 years

Loews Santa Monica Beach                 340               Management contract expiring 2018,
 Santa Monica, California                                  with renewal option for 5 years (1)

Loews Vanderbilt Plaza                   340               Owned
 Nashville, Tennessee

Loews Ventana Canyon Resort              400               Management contract expiring 2004,
 Tucson, Arizona                                           with renewal options for 10 years (1)

Loews Hotel Vogue                        140               Owned
 Montreal, Canada


--------------
(1) These management contracts are subject to termination rights.
(2) A Loews Hotels subsidiary is a 50% owner of the property through a joint venture, discussed below.

  In addition to the properties listed above, Loews Hotels has entered into a letter of intent to form a joint venture to develop and operate a new 432 room hotel in Boston's theater district.

  Hotels at Universal Orlando: Loews Hotels has a 50% interest in a joint venture with Universal Studios and the Rank Group to develop and construct three hotels having an aggregate of approximately 2,400 rooms at the Universal Orlando theme park in Florida. The hotels will be constructed on land leased by the joint venture from the resort's owners and will be operated by Loews Hotels pursuant to a management contract. The first hotel, the Portofino Bay Hotel, opened in the fall of 1999. The second hotel, the Hard Rock Hotel, a 650 room hotel opened in January 2001. The third hotel, the 1,000 room Royal Pacific is scheduled to open in 2002.

  The hotels which are operated by Loews Hotels contain shops, a variety of restaurants and lounges, and some contain parking facilities, swimming pools, tennis courts and access to golf courses.

  The hotels owned by Loews Hotels are subject to mortgage indebtedness aggregating approximately $162.1 million at December 31, 2000 with interest rates ranging from 7.2% to 9.1% and maturing between 2001 and 2018. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $7.8 million for the year ended December 31, 2000.

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

                         DIAMOND OFFSHORE DRILLING, INC.

  Diamond Offshore Drilling Inc. ("Diamond Offshore"), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used primarily in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore operates 45 offshore rigs. Diamond Offshore accounted for 3.39%, 3.95% and 5.85% of the Company's consolidated total revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

  Drilling Units and Equipment: Diamond Offshore currently owns and operates 45 mobile offshore drilling rigs (30 semisubmersible rigs, 14 jackup rigs and one drillship) and related equipment. Offshore rigs are mobile units that can be relocated via either self propulsion or the use of tugs enabling them to be repositioned based on market demand.

  Semisubmersible rigs are supported by large pontoons and are partially submerged during drilling for greater stability. They are generally designed for deep water depths of up to 5,000 feet. Semisubmersibles are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersibles can also be held in position through the use of a computer controlled thruster (dynamic-positioning) system to maintain the rig's position over a drillsite. Diamond Offshore has four such semisubmersible rigs. These semisubmersibles are larger than many other semisubmersibles, are capable of working in deep water or harsh environments, and have other advanced features. Diamond Offshore's 30 semisubmersible rigs are currently located as follows: 17 in the Gulf of Mexico, five in Brazil, three in the North Sea and two in Australia, with the remaining rigs located in various foreign markets.

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

  Diamond Offshore's drillship is self-propelled and designed to drill in deep water. Shaped like a conventional vessel, it is the most mobile of the major rig types. Diamond Offshore's drillship has dynamic-positioning capabilities and is currently operating in Brazil.

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

  A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well, a group of wells (a "well-to-well contract") or a stated term (a "term contract") and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party. In addition, certain of Diamond Offshore's contracts permit the customer to terminate the contract early by giving notice and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may be extended by the customer exercising options for the drilling of additional wells at fixed or mutually agreed terms, including dayrates.

  The duration of offshore drilling contracts is generally determined by market demand and the respective management strategies of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that allow contractors to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates. In general, Diamond Offshore seeks to have a foundation of long-term contracts with a reasonable balance of single well, well-to-well and short-term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market.

  Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of Diamond Offshore's annual consolidated revenues, although the specific customers may vary from year to year. During 2000, Diamond Offshore performed services for approximately 50 different customers with Petrobraspetroleo Brasileiro SA ("Petrobras") and BP accounting for 25.4% and 20.0% of Diamond Offshore's annual total consolidated revenues, respectively. During 1999, Diamond Offshore performed services for approximately 45 different customers with Petrobras and Shell companies (including domestic and foreign affiliates) ("Shell") accounting for 15.5% and 14.5% of Diamond Offshore's annual total consolidated revenues, respectively. During 1998, Diamond Offshore performed services for approximately 40 different customers with Shell accounting for 17.4% of Diamond Offshore's annual total consolidated revenues. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on Diamond Offshore's results of operations.

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

  Indemnification and Insurance: Diamond Offshore's operations are subject to hazards inherent in the drilling of oil and gas wells such as blowouts, reservoir damage, loss of production, loss of well control, cratering or fires, the occurrence of which could result in the suspension of drilling operations, injury to or death of rig and other personnel and damage to or destruction of Diamond Offshore's, Diamond Offshore's customers' or a third party's property or equipment. Damage to the environment could also result from Diamond Offshore's operations, particularly through oil spillage or uncontrolled fires. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Diamond Offshore has insurance coverage and contractual indemnification for certain risks, but there can be no assurance that such coverage or indemnification will adequately cover Diamond Offshore's loss or liability in many circumstances or that Diamond Offshore will continue to carry such insurance or receive such indemnification.

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

                               BULOVA CORPORATION

  Bulova Corporation ("Bulova") is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. Bulova accounted for
 .75%, .65% and .63% of the Company's consolidated total revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

  Bulova's principal watch brands are Bulova, Caravelle, Accutron and Sportstime. Clocks are principally sold under the Bulova brand name. All watches and clocks are purchased from foreign suppliers. Bulova's principal markets are the United States, Canada and Mexico. In most other areas of the world Bulova has appointed licensees who market watches under Bulova's trademarks in return for a royalty. The business is seasonal, with the greatest sales coming in the third and fourth quarters in expectation of the holiday selling season. The business is intensely competitive. The principal methods of competition are price, styling, product availability, aftersale service, warranty and product performance.

  Properties: Bulova owns an 80,000 square foot plant in Woodside, New York which is used for its principal executive and sales office, watch distribution, service and warehouse purposes, and also owns a 91,000 square foot plant in Brooklyn, New York for clock service and warehouse purposes. In addition, Bulova leases a 25,000 square foot plant in Toronto, Canada for watch and clock sales and service and leases approximately 5,400 square feet of office space in Mexico, Federal District.

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

                               EMPLOYEE RELATIONS

  The Company, inclusive of its operating subsidiaries as described below, employed approximately 29,700 persons at December 31, 2000 and considers its employee relations to be satisfactory.

  Lorillard employed approximately 3,300 persons at December 31, 2000. Approximately 1,230 of these employees are represented by labor unions under separate contracts with many local unions expiring at varying times and severally renegotiated and renewed.

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

  Loews Hotels employed approximately 2,540 persons at December 31, 2000, approximately 1,000 of whom are union members covered under collective bargaining agreements. Loews Hotels has experienced satisfactory labor relations and provides comprehensive benefit plans for its hourly paid employees.

  The Company maintains a retirement plan, group life, disability and health insurance program and a savings plan for salaried employees. Loews Hotels salaried employees also participate in these benefit plans.

  CNA employed approximately 19,100 full-time equivalent employees at December 31, 2000 and has experienced satisfactory labor relations. CNA has never had work stoppages due to labor disputes. CNA and its subsidiaries have comprehensive benefit plans for substantially all of their employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs.

  Diamond Offshore employed approximately 4,000 persons at December 31, 2000 (including international crews furnished through labor contractors), approximately 100 of whom are union members. Diamond Offshore has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees.

  Bulova and its subsidiaries employed approximately 500 persons at December 31, 2000, approximately 150 of whom are union members. Bulova and its subsidiaries have experienced satisfactory labor relations. Bulova has comprehensive benefit plans for substantially all employees.

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

NON-INSURANCE

Tobacco Litigation
------------------

  Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products. Approximately 4,900 product liability cases are pending against cigarette manufacturers in the United States. Of these, approximately 1,225 cases are pending in a West Virginia court. Another group of approximately 3,050 cases are brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits served to date and is a defendant in most of the cases pending in West Virginia.

  Excluding the flight attendant and West Virginia suits, approximately 575 product liability cases are pending against U.S. cigarette manufacturers. Of these 575 cases, Lorillard is a defendant in approximately 260. The Company is a defendant in approximately 50 actions, although it has not received service of process of 17 of them.

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

  Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects claimed to have resulted from an individual's use of cigarettes and smokeless tobacco products, addiction to smoking, or exposure to environmental tobacco smoke ("Conventional Product Liability Cases"). Approximately 4,375 such actions are pending against Lorillard, including most of the cases filed in West Virginia and each of the pending flight attendant cases. In other cases, plaintiffs have brought claims as purported class actions on behalf of large numbers of individuals for damages allegedly caused by smoking ("Class Actions"). Approximately 35 such cases are pending against Lorillard. In other cases, plaintiffs are governmental entities or entities such as labor unions, private companies, hospitals or hospital districts, Indian Tribes, or private citizens suing on behalf of taxpayers. Plaintiffs in these cases seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages ("Reimbursement Cases"). Approximately 50 such cases are pending, including suits brought by the U.S. federal government and the governments of several foreign nations or states of foreign nations. In addition, there are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers ("Claims for Contribution"). Approximately nine such actions are pending against Lorillard, and a tenth case has been served on some of the defendants but not Lorillard. Several additional cases have been filed but not served on any of the defendants to date.

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

CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 4,750 cases filed by individual plaintiffs against manufacturers of tobacco products pending in the United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, due to use of smokeless tobacco products, or due to nicotine dependence. Approximately 1,225 of these are individual cases pending in West Virginia. Approximately 3,050 of these cases have been filed by flight attendants purportedly injured by their exposure to environmental tobacco smoke in the aircraft cabin. Lorillard is a defendant in approximately 4,375 of these cases, including most of the cases pending in West Virginia, as well as all of the pending flight attendant cases. The Company is a defendant in thirteen of the cases filed by individuals, although nine of them have not been served on the Company. The Company is not named as a defendant in any of the flight attendant cases or in any of the conventional cases pending in West Virginia.

  Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Plaintiffs in the flight attendant cases may not seek punitive damages as to injuries that arose prior to January 15, 1997. Plaintiffs in most of the West Virginia suits seek unspecified amounts of actual damages and punitive damages.

  Since January 1, 1999, a total of 13 trials have been held involving 16 cases filed by individual plaintiffs. Lorillard was a defendant in three of the cases. The Company was not a defendant in any of the cases tried to date since January 1, 1999. Juries returned verdicts in favor of the defendants in the three cases tried against Lorillard. In the 13 remaining cases, verdicts were returned in favor of the defendants in nine of the matters. Juries found in plaintiffs' favor in the remaining four cases. In these four verdicts, juries awarded plaintiffs a total of $153.2 million in actual damages and punitive damages. One of the four verdicts was vacated when the trial court granted defendant's motion for new trial. Plaintiff in that action was awarded $.2 million in actual damages. In two of the four cases, the courts have reduced the verdicts to $26.5 million (from $51.5 million) and $32.8 million (from $80.3 million), respectively. In the fourth case, the jury awarded $21.2 million. Appeals are pending in these four actions.

  To date during 2001, juries have returned verdicts in favor of the defendants in three cases. Lorillard was a defendant in one of the matters.

  On January 16, 2001, the jury in the case of Apostolou v. Philip Morris Incorporated, et al. (Supreme Court, Kings County, New York, filed April 17,
1997) returned a verdict in favor of the defendants, which included Lorillard. The deadline for plaintiffs to file a post-trial motion or to notice an appeal has not expired.

  On June 27, 2000, the jury in the case of Anderson v. The American Tobacco Company, et al. (Supreme Court, Kings County, New York, filed October 22,
1997) returned a verdict in favor of the defendants, which included Lorillard. The court denied plaintiffs' motion for new trial and entered final judgment in favor of the defendants. Plaintiff has noticed an appeal from the judgment to the Appellate Division of the New York Supreme
Court.

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

  During 2001, another cigarette manufacturer, Brown & Williamson Tobacco Corporation, paid $1.1 million in damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. Carter
v. Brown & Williamson Tobacco Corporation (Circuit Court, Duval County, Florida, filed February 10, 1995). During 1996, a jury awarded plaintiffs a total of $.8 million in actual damages at trial. Plaintiffs did not seek punitive damages. During 1998, the Florida Court of Appeal reversed the trial court's final judgment, holding that plaintiffs' claims were barred by the statute of limitations. The Florida Supreme Court, however, reinstated the jury's damages award during 2000 and denied Brown & Williamson's motion for rehearing during 2001. Brown & Williamson has been quoted in press reports as stating that it will file a petition for writ of certiorari with the U.S. Supreme Court that seeks review of the Florida Supreme Court's decision.

  Several additional cases are scheduled for trial during 2001 against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products. Lorillard is a defendant in some of these actions. These scheduled trials include a consolidated trial that is to begin during June 2001 in the cases brought by approximately 1,225 West Virginia smokers or users of smokeless tobacco products. These cases are presently scheduled to be tried pursuant to a multi-part trial plan. In addition, the first trial of one of the flight attendant cases is scheduled to begin during March 2001. Several additional flight attendant cases are scheduled for trial during 2001.

  The California Supreme Court has agreed to review decisions by the California Court of Appeals as to whether amendments to a California statute bars claims against cigarette manufacturers if the claims accrued between 1988 and 1998. Several cases against cigarette manufacturers, including Lorillard, have been dismissed based on application of the statute in question.

  CLASS ACTIONS - There are approximately 55 purported class actions pending against cigarette manufacturers and other defendants, including the Company. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One case seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations. Plaintiffs in some of Reimbursement Cases also seek certification as class actions (see Reimbursement Cases, below).

  Various courts have ruled on motions for class certification in smoking and health-related cases. In twelve state court cases, which were pending in five states and the District of Columbia, courts have denied plaintiffs' class certification motions. In another twelve cases, cigarette manufacturers have defeated motions for class certification before either federal trial courts or courts of appeal from cases pending in eleven states and the Commonwealth of Puerto Rico. The denial of class certification in a New York federal court case, however, was due to the court's interest in preserving judicial resources for a potentially broader class certification ruling in In re Simon
(II) Litigation, discussed below. Plaintiffs in some of these cases sought class certification on behalf of individuals who smoked cigarettes, while plaintiffs in other matters sought certification on behalf of individuals allegedly injured by their exposure to environmental tobacco smoke. In five cases in which Lorillard is a defendant, plaintiffs' motions for class certification have been granted and appeals either have been rejected at the interlocutory stage, appeals have not yet been considered, or the plaintiffs' claims were resolved through a settlement agreement. These five cases, each of which is discussed below, are Broin (which was the matter concluded by the settlement agreement), Engle, Scott, Blankenship and Daniels.

  Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of approximately 60 law firms from throughout the United States. Lorillard is a defendant in approximately 35 of the approximately 55 cases seeking class certification. The Company is a defendant in eight of the purported class actions. Lorillard also is a defendant in each of these eight actions. Two cases naming both the Company and Lorillard as defendants have not been served on any of the parties. Many of the purported class actions are in the pre-trial, discovery stage.

  Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991). On October 10, 1997, the parties to this class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke executed a settlement agreement which was approved by the trial court on February 3, 1998. Pursuant to the settlement agreement, among other things, Lorillard and three other cigarette manufacturers agreed jointly to pay $300.0 million in three annual installments to create and endow a research institute to study diseases associated with cigarette smoke. In addition, the settlement agreement permits the plaintiff class members to file individual suits, but these individuals may not seek punitive damages for injuries that arose prior to January 15, 1997. As of March 1, 2001, approximately 3,050 such cases were pending against Lorillard and three other cigarette manufacturers before the Circuit Court of Dade County, Florida. The time for virtually all class members to file suits pursuant to the settlement agreement has expired.

  During October 2000, the Circuit Court of Dade County, Florida entered an order that may be construed to hold that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. It is not clear how the trial judges will apply this order. Defendants have noticed an appeal from the October 2000 order to the Third District of the Florida Court of Appeal. The first trial of one of the flight attendant cases is scheduled to begin during March 2001. Several additional flight attendant cases are scheduled for trial during 2001.

  Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). The trial court, as amended by the Florida Court of Appeal, granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who allegedly have been injured or have died from medical conditions caused by their addiction to cigarettes containing nicotine.

  The case is being tried in three phases. The first phase began during July 1998 and involved consideration of certain issues claimed to be "common" to the members of the class and their asserted causes of action.

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

  By order dated July 30, 1999 and supplemented on August 2, 1999 (together, the "order"), the trial judge amended the trial plan in respect to the manner of determining punitive damages. The order provided that the jury will determine punitive damages, if any, on a lump-sum dollar amount basis for the entire qualified class. The Third District of the Florida Court of Appeal rejected as premature defendants' appeals from these rulings, and the Florida Supreme Court declined to review the orders at this time.

  The first portion of Phase Two of the trial began on November 1, 1999 before the same jury that returned the verdict in Phase One. In the first part of Phase Two, the jury determined issues of specific causation, reliance, affirmative defenses, and other individual-specific issues related to the claims of three named plaintiffs and their entitlement to damages, if any.

  On April 7, 2000, the jury found in favor of the three plaintiffs and awarded them a total of $12.5 million in economic damages, pain and suffering damages and damages for loss of consortium. After awarding damages to one of the three plaintiffs, the jury appeared to find that his claims were barred by the statute of limitations. The purported final judgment entered by the trial court on November 6, 2000 reflected the damages award, and held only a portion of this plaintiff's claims were barred by the statute of limitations.

  The second part of Phase Two of the trial began on May 22, 2000 and was heard by the same jury that heard the trial's prior phases and considered evidence as to the punitive damages to be awarded to the class. On July 14, 2000, the jury awarded a total of $145.0 billion in punitive damages against all defendants, including $16.3 billion against Lorillard.

  Following the July 2000 verdict, a motion for intervention was filed on behalf of a purported class of third party payers who purportedly paid for medical care received by some of the class members. Based upon the intervention motion, defendants removed the case to the United States District Court for the Southern District of Florida. The federal court granted the separate motions of the plaintiffs and the interveners to remand the case to state court. The United States Court of Appeals for the Eleventh Circuit dismissed defendants' appeal of the remand ruling.

  On November 6, 2000, the Circuit Court of Dade County, Florida, purported to enter a final judgment in favor of the plaintiffs that reflects the juries' three verdicts in favor of the plaintiffs. The court's purported final judgment also denied various of defendants' post-trial motions, which included a motion for new trial and a motion seeking reduction of the punitive damages award. Lorillard has noticed an appeal from the purported final judgment to the Third District of the Florida Court of Appeal and has posted its appellate bond in the amount of $104.0 million pursuant to recent Florida legislation limiting the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. Although this legislation is intended to apply to the Engle case, Lorillard cannot predict the outcome of any challenges to the possible application or constitutionality of this legislation. In the event this legislation is challenged and found to be invalid, Lorillard could be required to post a bond in an amount not capable of being bonded, resulting in execution of the judgment before it could be set aside on appeal. Lorillard believes that such a result would be unconstitutional and would also violate Florida law. Lorillard intends to take all appropriate steps to seek to prevent this scenario from occurring and believes these efforts should be successful.

  Now that the jury has awarded punitive damages and a purported final judgment has been entered, it is unclear how the August 2, 1999 order will be implemented. The August 2, 1999 order provides that the lump-sum punitive damage amount, if any, will be allocated equally to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, which is Phase Three of the trial plan, a process that could take years to conclude. The purported final judgment entered by the court on November 6, 2000 directs that the amounts awarded by the jury are to be paid immediately. Phase Three would address potentially hundreds of thousands of other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

  Lorillard remains of the view that the Engle case should not have been certified as a class action. That certification is inconsistent with the overwhelming majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard has challenged the class certification, as well as other numerous legal errors that it believes occurred during the trial. The Company and Lorillard believes that an appeal of these issues on the merits should prevail.

  Norton v. RJR Nabisco Holdings Corporation, et al. (Superior Court, Madison County, Indiana, filed May 3, 1996). The Company is a defendant in the case.

  Richardson v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 24, 1996). During January of 1998, the court granted plaintiffs' motion for class certification on behalf of Maryland residents who had, presently have, or died from diseases, medical conditions or injuries caused by smoking cigarettes or using smokeless tobacco products; nicotine dependent persons in Maryland who have purchased and used cigarettes and smokeless tobacco products manufactured by the defendants; and Maryland residents who require medical monitoring. Defendants filed a petition for writ of mandamus or prohibition from the class certification order with the Maryland Court of Special Appeals. During 2000, the Court of Special Appeals reversed the class certification order.

  Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). The trial court has certified a class for purposes of medical monitoring and smoking cessation claims comprised of residents of the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who allege that defendants undermined compliance with the warnings on cigarette packages. The class certification order was affirmed on appeal by the Louisiana Court of Appeals, and the Louisiana Supreme Court denied further review of the class certification order.

  The court has entered an order scheduling the case for trial. The trial plan entered by the court directs that trial is to be held in three stages. The first phase of trial is to begin on June 18, 2001. The second phase will begin fourteen days after the conclusion of the first phase of trial, and the third phase is to begin fourteen days after the end of the second phase. The same jury is to hear each of the three phases. In the first phase, the trial will address fault and causation issues "common" to the class. According to the court, these issues include, but are not limited to, whether the class representatives smoked; whether nicotine caused the representatives to smoke; whether cigarettes are defective "in relation to nicotine and addiction as a matter of Louisiana law;" and whether the representatives' alleged addiction "caused conditions or effects that justify medical monitoring or other class-wide remedies or damages ..." The second phase of trial is to "determine any items of damage common to the class and the basis for the assessment of those damages ..." The third phase is to "assess the common damages determined in the Phase II trial ..." According to the trial plan, a final judgment will not be entered until the third phase is concluded. Following the end of the third phase of trial, the court will schedule additional trials "to determine and assess individual damages not common to the class."

  Perry v. The American Tobacco Company, et al. U.S. District Court, Eastern District, Tennessee, filed September 30, 1996). Plaintiffs seek class certification on behalf of Tennessee residents who have paid medical insurance premiums to a Blue Cross and Blue Shield organization.

  Connor v. The American Tobacco Company, et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed October 10, 1996).

  Blankenship v. American Tobacco Company, et al. (Circuit Court, County, West Virginia, filed January 31, 1997).

This matter was transferred from the Circuit Court of Kanawha County, West Virginia to a coordinated proceeding pending before the Circuit Court of Ohio County, West Virginia. During 2000, the court granted plaintiffs' motion for class certification on behalf of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The court ruled that class members must have been cigarette smokers as of January 31, 1995 and have had a minimum of a five pack-year smoking history. The West Virginia Supreme Court declined to review defendants' writ from the class certification ruling. Trial of this matter began during January 2001. The court subsequently declared a mistrial due to plaintiffs' attempt to present evidence on nicotine dependence. The court is considering whether to permit plaintiffs to present evidence on nicotine dependence during re-trial of the suit. Defendants have opposed the litigation of these issues and have sought decertification of the class. The court has taken plaintiffs' request to try nicotine dependence and defendants' decertification motion under consideration. The court has not scheduled re-trial. The case is expected to be tried pursuant to a multi-part trial plan and the first phase is expected to address issues "common" to the class members' claims, including matters relating to the design of cigarettes. The court has not specified the issues to be addressed in the trial's subsequent phases.

  Muncy v. Philip Morris Incorporated, et al. (Circuit Court, Ohio County, West Virginia, filed February 4, 1997). This matter was transferred from the Circuit Court of McDowell County, West Virginia to a coordinated proceeding pending before the Circuit Court of Ohio County, West Virginia.

  Canter v. American Tobacco Company, et al. (Circuit Court, First Circuit, Hawaii, filed February 6, 1997). This matter formerly was known as Peterson.

  Selcer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Nevada, filed March 3, 1997). The Company is a defendant in the case. During 2001, the Nevada Supreme Court issued an opinion addressing questions certified to it by the trial court from this and three other Nevada cases in order to assist it in ruling on plaintiffs' motions for class certification. The Supreme Court held that Nevada law did not recognize a cause of action for medical monitoring. To date, the trial court has not entered an order reflecting the Supreme Court's holdings. The three additional Nevada cases affected by the Nevada Supreme Court's ruling, Badillo, Dienno and Christensen, are referenced below.

  Geiger v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, filed April 30, 1997). During 1999, the trial court denied plaintiffs' motion for class certification. During 2000, the Appellate Division of the New York Supreme Court affirmed the ruling. During 2001, the New York Court of Appeals dismissed plaintiffs' attempts to seek review of the class certification rulings.

  Cole v. The Tobacco Institute, Inc., et al. (U.S. District Court, Eastern District, Texas, Texarkana Division, filed May 5, 1997). During 2000, the court dismissed the suit and entered final judgment in favor of the defendants. Plaintiffs have noticed an appeal from the judgment to the U.S. Court of Appeals for the Fifth Circuit.

  Anderson v. The American Tobacco Company, Inc., et al. (U.S. District Court, Eastern District, Tennessee, filed May 23, 1997). The Company is a defendant in the case.

  Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997). During 2000, the court denied plaintiffs' motion for class certification. The court has permitted plaintiffs to file another motion for class certification.

  Mahoney v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Iowa, filed June 20, 1997). This matter formerly was know as Brammer. It also was known as Fitz.

  Guillory v. American Brands, Inc., et al. (U.S. District Court, Northern District, Illinois, filed July 7, 1997). This matter formerly was known as Denberg. The parties have completed briefing of plaintiffs' motion for class certification. It is not known if the court will hear argument of the motion before issuing its decision.

  Nwanze v. Philip Morris Companies Inc., et al. (U.S. District Court, Southern District, New York, filed September 29, 1997). The Company is a defendant in the case. The court denied plaintiffs' motion for class certification. During 2000, the court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiffs noticed an appeal from the judgment to the U.S. Court of Appeals for the Second Circuit. Briefing of the appeal has been completed and plaintiffs have asked the court to resolve it without benefit of argument.

  Badillo v. American Tobacco Company, et al. (U.S. District Court, Nevada, filed October 8, 1997). The Company is a defendant in the case. During 2001, the Nevada Supreme Court issued a ruling to guide the court in determining plaintiffs' motion for class certification. See Selcer above.

  Young v. The American Tobacco Company, et al. (Civil District Court, Orleans Parish, Louisiana, filed November 12,

1997). The Company is a defendant in the case.

  Aksamit v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, South Carolina, filed November 20, 1997). During 2000, the court denied plaintiffs' motion for class certification. Plaintiffs are evaluating their appellate options from this ruling.

  DiEnno v. Liggett Group, Inc., et al. (U.S. District Court, Nevada, filed December 22, 1997). During 2001, the Nevada Supreme Court issued a ruling to guide the court in determining plaintiffs' motion for class certification. See Selcer above.

  Jackson v. Philip Morris Incorporated, et al. (U.S. District Court, Central District, Utah, filed on or about February 13, 1998).

  Parsons v. AC&S, et al. (Circuit Court, Ohio County, West Virginia, filed February 27, 1998). This matter was transferred from the Circuit Court of Kanawha County, West Virginia to a coordinated proceeding pending before the Circuit Court of Ohio County, West Virginia.

  Basik v. Lorillard Tobacco Company, et al. (U.S. District Court, Northern District, Illinois, filed March 17, 1998). During 2001, the court dismissed the action due to plaintiffs' failure to prosecute.

  Daniels v. Philip Morris Companies, Inc., et al. (Superior Court, San Diego County, California, filed April 2, 1998). During 2000, the court granted plaintiffs' motion for class certification on behalf of California residents who, while minors, smoked at least one cigarette between April 1994 and December 31, 1999. The California Court of Appeals has denied defendants' petition for writ or prohibition from the class certification ruling. Trial of this matter is scheduled to begin during March 2002.

  Christensen v. Philip Morris Companies, Inc., et al. (U.S. District Court, Nevada, filed April 3, 1998). The Company is a defendant in the case. To date, none of the defendants have received service of process. During 2001, the Nevada Supreme Court issued a ruling to guide the court in determining plaintiffs' motion for class certification. See Selcer above.

  Avallone v. The American Tobacco Company, Inc., et al. (Superior Court, Middlesex County, New Jersey, filed April 23, 1998). The Company is a defendant in the case. The court has denied plaintiffs' motion for class certification and denied their motion for reconsideration of the decision. During 2000, the Appellate Division of the New Jersey Superior Court and the New Jersey Supreme Court both declined to review the class certification rulings.

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

  Cypret v. The American Tobacco Company, Inc., et al. (Circuit Court, Jackson County, Missouri, filed December 22, 1998). The Company is a defendant in the case. This matter formerly was known as Jones.

  Simon v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 9, 1999). During 2000, the court denied plaintiffs' motion for class certification but the court stated that it would "entertain a prompt motion for certification in Simon II." The court further stated that "Simon II should be triable without appreciable delay should it be certified." To date, a trial date has not been set in this matter.

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

  Vandermeulen v. Philip Morris Companies, Inc., et al. (U.S. District Court, Michigan, filed September 18, 2000).

  REIMBURSEMENT CASES - On November 23, 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the "Original Participating Manufacturers") entered into a Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states. The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the Master Settlement Agreement, the "State Settlement Agreements"). Lorillard and the other major U.S. tobacco manufacturers had previously settled similar claims brought by the four other states (together with the MSA, the "State Settlement Agreements"). The State Settlement Agreements and certain ancillary agreements are included as exhibits to this Report (Exhibits 10.06 through 10.21) and are incorporated by reference thereto. Fifty-one of the 52 Settling States have achieved a condition known as "State Specific Finality," which allows the MSA funds to be released to that State.

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

  The Company believes that the State Settlement Agreements will materially adversely affect its cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the full price and discount segments, Lorillard's share of the domestic full price and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to payments under the State Settlement Agreements. Almost all domestic manufacturers have agreed to become subject to the terms of the Master Settlement Agreement.

  Suits brought by the Settling States are governed by the MSA. In addition to these, approximately 50 other suits are pending, comprised of cases brought by the U.S. federal government, county governments, city governments, unions, Indian tribes, hospitals or hospital districts, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds allegedly expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including injunctive relief, indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in a number of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in all such actions except for some of those filed in U.S. courts by foreign governments. The Company is named as a defendant in 18 of the pending reimbursement cases, although three of these matters have not been served.

  U.S. State and Local Governmental Reimbursement Cases - The MSA has resolved all but one of the cases filed by 46 state governments and six other governmental entities. The final case may be resolved during 2001. Since January 1, 1997, cases brought by four state governments, Florida, Minnesota, Mississippi and Texas, were settled in separate agreements. Lorillard was a defendant in each of the 46 cases filed by state governments and in the six cases brought by other governmental entities, as well as in the four cases governed by the separate settlement agreements. Four suits filed by local governments also are pending against cigarette manufacturers, although the MSA purportedly resolves those actions. Several other cases filed by local governments have been dismissed. The remaining pending cases follows.

  County of Cook v. Philip Morris, Incorporated, et al. (Circuit Court, Cook County, Illinois, filed April 18, 1997).

  State of Missouri v. American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed May 12, 1997). The Company was a defendant in the case. The court has entered an order dismissing the action. The dismissal order reflects but is not consistent with the MSA. During 2000, the Missouri Supreme Court rejected the attempts by various entities or individuals to intervene in the suit. The court also ruled that the MSA does not impair or impede the City of St. Louis and certain Missouri hospital districts from pursuing their reimbursement claims. Judgment is not yet final. The MSA provides that if a Settling State does not achieve State-Specific Finality by December 31, 2001, the MSA will be terminated with respect to such state, unless otherwise agreed to by each of Lorillard and the other participating manufacturers and the Settling State.

  Republic of the Marshall Islands v. The American Tobacco Company, et al. (High Court, Republic of the Marshall Islands, filed October 20, 1997). The court granted motions to dismiss filed by Lorillard Tobacco Company, Lorillard, Inc., and Loews Corporation. Trial in this matter is scheduled to begin during September 2001.

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

  County of Wayne v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, Michigan, filed December 6, 1999).

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by the nations of Bolivia, Ecuador, Guatemala, Honduras, Krygyz, Nicaragua, Panama, the Russian Federation, Tajikistan, Thailand, Ukraine and Venezuela, as well as by the Brazilian States of Espirito Santo, Goias, Mato Grosso do Sul, Piaui, Rio de Janeiro, Sao Paolo and Tocantins, and the Canadian Province of Ontario. The Company and Lorillard are both named as defendants in the cases filed by Bolivia, Ecuador, Honduras, Kyrgyz, the Russian Federation, Tajikistan, Ukraine and Venezuela, the seven Brazilian states and the Province of Ontario, Canada. The Company has not received service of process of the case filed by Honduras, Venezuela or of the case filed by the State of Sao Paolo, Brazil. The suit filed by Thailand has been voluntarily dismissed by the plaintiffs. In 1977, Lorillard sold its major trademarks outside of the United States and the international sales business in cigarettes associated with those brands. Performance by Lorillard of obligations under the 1977 agreement was guaranteed by the Company. Lorillard and the Company have received notice from Brown & Williamson Tobacco Corporation, which claims to be a successor to the purchaser, that indemnity will be sought under certain indemnification provisions of the 1977 agreement with respect to suits brought by various of the foregoing foreign jurisdictions, concerning periods prior to June 1977 and during portions of 1978.

  The Republic of Guatemala v. The Tobacco Institute, Inc., et al. (U.S. District Court, District of Columbia, filed May 11, 1998). Neither Lorillard nor the Company are named as defendants in the matter. Defendants' motion to transfer this matter to the United States Panel on Multi-District Litigation was granted. The court granted defendants' motion to dismiss the case. Plaintiff has noticed an appeal from the ruling to the U.S. Court of Appeals for the District of Columbia.

  Republic of Panama v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed October 16, 1998). Plaintiff dismissed the Company and Lorillard from the case.

  The Republic of Nicaragua v. Liggett Group, Inc., et al. (U.S. District Court, District of Columbia, filed December 10, 1998). Neither Lorillard nor the Company are named as defendants in this matter. Defendants' motion to transfer this matter to the United States Panel on Multi-District Litigation was granted. The court granted defendants' motion to dismiss the case. Plaintiff has noticed an appeal from the ruling to the U.S. Court of Appeals for the District of Columbia.

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

  The State of Goias, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 19, 1999). The Company is a defendant in the case.

  Ukraine v. American Brands, Inc., et al. (U.S. District Court, District of Columbia, filed November 19, 1999). The Company is a defendant in the case. The case was transferred to the United States Panel on Multi-District Litigation. The court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiff has noticed an appeal to the U.S. Court of Appeals for the District of Columbia.

  The Republic of Ecuador v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, filed January 21,
2000). The Company is a defendant in the case.

  The State of Sao Paolo of The Federated Republic of Brazil v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed February 9, 2000). The Company is a defendant in the case.

  Her Majesty the Queen in Right of Ontario and The Minister of Health and Long Term Care v. Imperial Tobacco Limited, et al. (U.S. District Court, District of Columbia, filed March 1, 2000). The Company is a defendant in the case. The court has granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiff has noticed an appeal from the final judgment to the U.S. Court of Appeals for the District of Columbia.

  Espirito Santo, Brazil, et al. v. The Brooke Group Ltd., Inc., et al. (Circuit Court, Dade County, Florida, filed March 20, 2000). The Company is a defendant in the case.

  The State of Mato Grosso do Sul, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed July 19, 2000). The Company is a defendant in the case. The case has been transferred to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The Russian Federation v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed August 25, 2000). The Company is a defendant in the case. The case has been transferred to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The Republic of Honduras v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed September 29, 2000). The Company is a defendant in the case, although it has not received service of process to date. Defendants have conditionally transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The State of Tocantins, Brazil v. The Brooke Group, Ltd. Inc., et al. (U.S. District Court, Southern District, Florida, filed October 1, 2000). The Company is a defendant in the case. Defendants have conditionally transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The State of Piaui, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed December 13, 2000). The Company is a defendant in the case. Defendants have conditionally transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The Kyrgyz Republic v. The Brooke Group Ltd. Inc., et al. (U.S. District Court, Southern District, Florida, filed January 22, 2001). The Company is a defendant in the case. Defendants have conditionally transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The Republic of Tajikistan v. The Brooke Group Ltd. Inc., et al., (U.S. District Court, Southern District, Florida, filed January 22, 2001). The Company is a defendant in the case. Defendants have conditionally transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  U.S. Federal Government Case - The federal government of the United States filed a reimbursement suit, The United States of America v. Philip Morris Incorporated, et al. (U.S. District Court, District of Columbia, filed September 22, 1999) against Lorillard, other U.S. cigarette manufacturers, some parent companies and two trade associations. The Company is not a defendant in this action. Plaintiff asserts claims under the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act. The government alleges in the complaint that it has incurred costs of more than $20.0 billion annually in providing health care costs under certain federal programs, including Medicare, military and veterans' benefits programs, and the Federal Employee Health Benefits Program. The federal government seeks to recover an unspecified amount of health care costs, and various types of declaratory relief, including disgorgement, injunctive relief and declaratory relief that defendants are liable for the government's future costs of providing health care resulting from the defendants' alleged wrongful conduct.

  During September 2000, the U.S. District Court for the District of Columbia granted in part and denied in part defendants' motion to dismiss the complaint. The court dismissed plaintiff's claims asserted under the Medical Care Recovery Act as well as those under Medicare as Secondary Payer Act. The court denied the motion as to plaintiff's claims under the Racketeering Influenced and Corrupt Organizations Act. Plaintiff is seeking modification of the trial court's order as it relates to the dismissal of the Medical Care Recovery Act claim. Plaintiff also has filed an amended complaint in which it attempts to re-plead the claims dismissed by the September 2000 order with greater specificity. In addition, the Cherokee Nation Tribe has filed a motion for intervention and a proposed complaint in intervention on behalf of a purported nationwide class of Indian tribes. The court has not ruled on the motions.

  Post-MSA Cases - In addition to these reimbursement cases, some suits have been filed contesting, in various methods, the MSA. Certain other actions have been filed in which plaintiffs seek to intervene in cases governed by the MSA in order to achieve a different distribution of the funds allocated by the MSA to the respective states. Lorillard has been named as a defendant in several of the cases filed to date. The Company is not named as a defendant in any of the pending cases.

  Private Citizens' Reimbursement Cases - There are three suits pending in which plaintiffs are private citizens. In two of the cases, plaintiffs are private citizens who have filed suit on behalf of taxpayers of their respective states, although both of the respective states brought a reimbursement suit and State-Specific Finality has been achieved. The Company is a defendant in two of the pending Private Citizen Reimbursement Cases. Lorillard is a defendant in each of the cases. Each of these cases is in the pre-trial discovery stage.

  Coyne v. The American Tobacco Company, et al. (Court of Common Pleas, Cuyahoga County, Ohio, filed September 17, 1996). The Company was a defendant in the case. The suit was on behalf of taxpayers of Ohio. The U.S. District Court for the Northern District of Ohio granted defendants' motion to dismiss the case. On appeal, the U.S. Court of Appeals for the Sixth Circuit remanded the case to the Court of Common Pleas of Cuyahoga County, Ohio for additional proceedings. During 2000, the court granted defendants' motion to dismiss the suit and entered final judgment in their favor. Plaintiffs noticed an appeal from the final judgment to the Ohio Court of Appeals, but the court entered the parties' stipulation of dismissal of the appeal during 2001.

  Beckom v. The American Tobacco Company, et al. Chancery Court, Monroe County, Tennessee, filed May 8, 1997). The Company is a defendant in the case. The suit is on behalf of taxpayers of Tennessee. The U.S. District Court for the Eastern District of Tennessee granted defendants' motion to dismiss the case. On Appeal, the U.S. Court of Appeals for the Sixth Circuit remanded the case to the Chancery Court of Monroe County, Tennessee for additional proceedings.

  Mason v. The American Tobacco Company, et al. (filed in U.S. District Court, Northern District, Texas; transferred to U.S. District Court, Eastern District, New York, filed December 23, 1997). The suit is on behalf of taxpayers of the U.S. as to funds expended by the Medicaid program. During 2000, the U.S. District Court for the Western District of Texas, where the case was initiated, granted plaintiffs' motion to transfer the case to the U.S. District Court for the Eastern District of New York. Defendants' motion to transfer the case to the U.S. District Court for the District of Columbia has been denied.

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

  Reimbursement Cases By Indian Tribes - Indian Tribes are the plaintiffs in six pending reimbursement suits. Most of these cases have been filed in tribal courts. Lorillard is a defendant in each of the cases. The Company has not been named as a defendant in any of the tribal suits filed to date. Each of the pending cases is in the pre-trial, discovery stage.

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

  The Sisseton-Wahpeton Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Sisseton-Wahpeton Sioux Tribe, filed May 12, 1998).

  Acoma Pueblo, et al. v. The American Tobacco Company, et al. (U.S. District Court, New Mexico, filed June 16, 1999).

  Navajo Nation v. Philip Morris Incorporated, et al. (District Court, Navajo Nation, filed August 12, 1999).

  The Alabama Coushatta Tribe of Texas v. American Tobacco Company, et al. (U.S. District Court, Eastern District, Texas, filed August 30, 2000).

  Reimbursement Cases By Labor Unions - Approximately 20 reimbursement suits are pending in various federal or state courts in which the plaintiffs are labor unions, their trustees or their trust funds. Lorillard is named as a defendant in each of these suits. The Company is a defendant in two of the pending suits. Thirteen of the approximately 20 cases are on appeal from final judgments entered in defendants' favor by the trial courts. Ten of the thirteen cases on appeal are from a single ruling in favor of the defendants by a single New York state court. The remaining three cases on appeal are from rulings in defendants' favor by state courts in California, Michigan and the District of Columbia. Approximately 60 union cases have been dismissed in recent years. Some of these cases were dismissed voluntarily, while others were dismissed as a result of defendants' dispositive motions. Appeals were sought from some of these dismissal rulings and defendants have prevailed in each of these appeals to date. The Second, Third, Fifth, Seventh, Eighth, Ninth and Eleventh Circuit Courts of Appeal have found in favor of the defendants in each of the appeals from dismissal orders entered by the federal trial courts that were submitted to them, and the U.S. Supreme Court has denied petitions for writ of certiorari that sought review of some of these decisions. Several cases pending in state courts also have been dismissed.

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

  Unless otherwise noted, each of the pending cases before the trial courts is in the pre-trial, discovery stage.

  Central Laborers Welfare Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Madison County, Illinois, filed on or about June 9, 1997).

  Oberle (Trustees of the Connecticut Pipe Trades Health Fund), et al. v. Philip Morris, Inc., et al. (U.S. District Court, Connecticut, filed July 1,
1997). The court granted the parties' joint stipulation to dismiss the case without prejudice during September 1998. During 2000, plaintiffs filed a motion to reinstate the suit. Defendants have filed an opposition to the motion to reinstate. The court has not issued a ruling to date on the motion to reinstate the suit.

  Ten separate cases, all of which were filed in the Supreme Court of New York County, New York between July and December 1997, are pending. During March 2000, the court granted defendants' motions to dismiss the complaints in each of the ten cases and entered final judgments in their favor. Plaintiffs in these ten cases have noticed appeals from the judgments to the Appellate Division of the New York Supreme Court.

  Operating Engineers Local 12 Health and Welfare Trust, et al. v. American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 16, 1997). During 2000, plaintiffs voluntarily dismissed the case with prejudice. Plaintiffs subsequently noticed an appeal to the California Court of Appeals. In their notice of appeal, plaintiffs stated they voluntarily dismissed their case due to the limitations the trial court's pre-trial rulings had placed on their claims.

  Operating Engineers Local 324 Health Care Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Wayne County, Michigan, filed December 30, 1997). The court granted defendants' motion to dismiss the complaint and entered judgment in favor of defendants. Plaintiffs have noticed an appeal to the Michigan Court of Appeals.

  Steamfitters Local Union No. 614 Health & Welfare Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Thirteenth Judicial District, Tennessee, filed January 7, 1998). During 2000, the Tennessee Court of Appeals directed the trial court to enter an order granting defendants' motion to dismiss plaintiffs' complaint. The trial court entered a dismissal order during 2001.

  National Asbestos Workers, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed February 27, 1998). The Company is a defendant in the case. Trial in this matter is scheduled to begin during September 2001.

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

  Obra Social de Empleados de la Marina Mercante, et al. v. The American Tobacco Company, et al. (Superior Court, District of Columbia, filed March 8,
2000). During January 2001, the court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiffs have noticed an appeal to the Court of Appeals for the District of Columbia.

  Reimbursement Cases By Private Companies and Health Plans - Four cases are pending against cigarette manufacturers in which the plaintiffs are private companies, including not-for-profit insurance companies. Lorillard is a defendant in each of the pending cases. The Company has not been named as a defendant in any of the pending private company cases. Trial is scheduled to begin during March 2001 in one of the suits. One of the two remaining cases was filed in New York by eight German insurance companies. In addition, two suits filed by hospitals or hospital districts are pending. One of the cases is brought on behalf of approximately 175 hospitals operating in the state of New York. Lorillard is named as a defendant in both of the pending cases filed by hospitals or hospital districts. The Company is not named as a defendant in either of the pending hospital or hospital district cases.

  Group Health Plan, Inc., et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Minnesota, filed March 11, 1998).

  Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 29, 1998). During 2000, the court severed the claims of one of the plan plaintiffs, Empire Blue Cross and Blue Shield, from those of the other claimants. Trial as to the claims asserted by Empire Blue Cross and Blue Shield is scheduled to begin on March 19, 2001.

  Regence Blueshield, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Western District, Washington, filed April 29, 1998). The court granted defendants' motion to dismiss the case and entered final judgment in defendants' favor. During 2001, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the case. The time for plaintiffs to seek additional appellate review of the ruling has not expired.

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

  Eastern District of New York Litigation - On April 18, 2000, a federal judge in the Eastern District of New York issued an order that consolidates, for settlement purposes only, ten pending cases involving Lorillard as well as other industry defendants. These cases include three contribution cases (Falise v. The American Tobacco Company, et al., H.K. Porter Company, Inc. v. The American Tobacco Company, Inc., et al. and Raymark Industries, Inc. v. The American Tobacco Company, Inc., et al.), two union cases (Bergeron, et al. v. Philip Morris, Inc., et al. and The National Asbestos Workers Medical Fund, et al. v. Philip Morris Incorporated, et al.), one private company case (Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al.), two smoking and health class actions that have been served on defendants (Decie v. The American Tobacco Company, Inc., et al. and Simon v. Philip Morris Incorporated, et al.), one smoking and health class action in which none of the defendants have received service of process (Ebert v. Philip Morris, Incorporated, et al.) and one case that contains elements of both a smoking and health class action and a private citizen reimbursement case (Mason v. The American Tobacco Company, Inc., et al.). The judge's order directed the parties to select a mediator or special master in order to facilitate settlement discussions and also invited the federal government to join in the settlement discussions. On July 31, 2000, the federal judge orally proposed the formation of a national punitive damages class action for the purposes of settlement. Pursuant to the judge's proposal, Lorillard entered into discussions with a committee of counsel representing a broad-based group of plaintiffs in an effort to arrive at a comprehensive settlement of all exemplary and punitive damage claims, including claims involved in the Engle class action in Florida described above. The parties have been unable to reach an understanding and the negotiations have been suspended.

  The federal judge directed that a combined suit be filed encompassing all of the claims pending before him that name cigarette manufacturers as defendants, the case of In re Simon (II) Litigation (U.S. District Court, Eastern District, New York, filed September 6, 2000). The Company is a defendant in this proceeding. The court has directed a briefing schedule in order to resolve plaintiffs' class action claims, and argument of this motion is scheduled to be heard by the court during March 2001. In a separate November 2000 ruling, the court stated that it would "entertain a prompt motion for certification in Simon II." The court further stated that "Simon II should be triable without appreciable delay should it be certified." To date, a trial date has not been set in this matter.

  To date during 2001, a trial was held in one of the contribution cases pending before the Eastern District of New York, Falise. However, as noted below a mistrial was declared due to the inability of the jury to reach a verdict. The court has not scheduled re-trial of this matter. Trial is scheduled to begin during March 2001 in the private company case, Blue Cross and Blue Shield of New Jersey. Several Blue Cross and Blue Shield plans are plaintiffs in this action, but the trial scheduled to begin during March 2001 will address only one of them, Empire Blue Cross and Blue Shield.

  CONTRIBUTION CLAIMS - In addition to the foregoing cases, ten cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. In addition to the above, eight cases are pending in which none of the defendants, including Lorillard and the Company, have received service of process. Lorillard is named as a defendant in each action, although it has not received service of process of one of them. The Company is named as a defendant in five of the cases but has not received service of process in one of them. During January of 2001, a mistrial was declared during jury deliberations in the case of Falise, et al.
v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York), which was filed by the Trustees of the Johns Manville Trust. To date, retrial of this case has not been scheduled. Two other cases are set for trial during 2001. The remaining cases are in the pre-trial, discovery stage.

  Raymark Industries v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Duval County, Florida, filed September 15, 1997). The Company is a defendant in the case but has not received service of process to date.

  Fibreboard Corporation and Owens-Corning v. The American Tobacco Company, et al. (Superior Court, Alameda County, California, filed December 11, 1997). The court has scheduled a trial readiness date of July 20, 2001.

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

  Raymark Industries v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed January 30, 1998).

  Thomas v. R.J. Reynolds Tobacco Company, et al., (Circuit Court of Jefferson County, Mississippi, filed August 21, 1998). The complaint asserts contribution claims on behalf of Owens Corning as well as conventional product liability claims on behalf of an individual. The Company is a defendant in the case. The court has scheduled the asbestos contribution portion of this case for trial on June 18, 2001.

  UNR Asbestos-Disease Claims Trust v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York, filed March 12, 1999). The Company is a defendant in the case but has not received service of process.

  Falise, et al., as Trustees of the Manville Personal Injury Settlement Trust
v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed November 12, 1999). Trial in this matter began during November 2000. During January 2001, the court declared a mistrial due to the jury's inability to reach a verdict. The court has not scheduled re-trial.

  A.P. Green Industries, Inc., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000). The Company is named as a defendant in the case but has not received service of process. To date, none of the defendants have received service of the complaint.

  A.P. Green Services, Inc., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000). The Company is named as a defendant in the case but has not received service of process. To date, none of the defendants have received service of the complaint.

  Asbestos Claims Management Corporation, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000). The Company is named as a defendant in the case but has not received service of process. To date, none of the defendants have received service of the complaint.

  Combustion Engineering, Inc., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000). The Company is named as a defendant in the case but has not received service of process. To date, none of the defendants have received service of the complaint.

  Kaiser Aluminum & Chemical Corporation, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000). The Company is named as a defendant in the case.

  T&N, Ltd., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000). The Company is named as a defendant in the case but has not received service of process. To date, none of the defendants have received service of the complaint.

  Uniroyal Holdings, Inc., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000). The Company is named as a defendant in the case but has not received service of process. To date, none of the defendants have received service of the complaint.

  FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 20 such cases are pending in federal and state courts. The Company is named as a defendant in one of the pending actions. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Trials have been held in fifteen such cases. Five such trials have been held since 1999. Juries have returned verdicts in favor of Lorillard in 11 of the 15 trials. Four verdicts have been returned in plaintiffs' favor, including in one of the two cases tried during 1999 and in one of the three cases tried during 2000. In the 1999 trial in which a jury found in favor of the plaintiffs, plaintiffs were awarded $2.2 million in actual damages. In the one trial in 2000 in which the jury found in plaintiffs' favor, the jury awarded plaintiffs $1.1 million in actual damages and the case was settled prior to a determination of punitive damages.

  DEFENSES - While Lorillard intends to defend vigorously all litigation which may be brought against it, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. An unfavorable verdict has been returned and judgment has been entered against Lorillard in the Engle case, described above, and it is possible that additional cases could be decided unfavorably to Lorillard.

  In addition, adverse developments in relation to smoking and health, including the release in 1998 of industry documents, have received widespread media attention. These developments may reflect adversely on the tobacco industry and, together with possible adverse outcomes in pending cases, could have adverse effects on the ability of Lorillard and other cigarette manufacturers to prevail in smoking and health litigation and could prompt the filing of additional litigation.

  Lorillard believes that it has valid defenses to the cases pending against it as well as valid bases for appeal of the adverse verdict against it and Lorillard will continue to maintain a vigorous defense in all such litigation. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

  Except for the impact of the State Settlement Agreements as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome of certain pending litigation.

OTHER TOBACCO-RELATED LITIGATION

Antitrust cases

  The following indirect purchaser antitrust cases have been served:

  The case of Smith v. Philip Morris Companies, Inc., et al. (District Court, Seward County, Kansas, filed February 7, 2000). The Company has been dismissed as a defendant in the case. The case continues as to Lorillard. The court denied defendants' motion to dismiss. Class certification proceedings and pre-trial discovery are ongoing.

  The case of Nierman v. Philip Morris Companies, Inc., et al. (Supreme Court, New York County, New York, filed March 6, 2000). The court has entered a stipulation that dismissed the Company from the case without prejudice. The case continues as to Lorillard.

  The case of Sylvester v. Philip Morris Companies, Inc., et al. (Supreme Court, New York County, New York, filed March 8, 2000). The court has entered a stipulation that dismissed the Company from the case without prejudice. The case continues as to Lorillard.

  The case of Taylor v. Philip Morris Companies, et al. (Superior Court, Cumberland County, Maine, filed March 24, 2000). The court has approved the parties' stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard.

  The case of Belch v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed April 11, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case continues as to Lorillard. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Belmonte v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed April 11, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case continues as to Lorillard. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Shafer v. Philip Morris Companies, Inc., et al. (District Court, South Central Judicial District, Morton County, North Dakota, filed April 18,
2000). The Company was a defendant in the case. The court has entered an order approving plaintiff's motion voluntarily dismissing the Company without prejudice from the case. The court has entered final judgment in favor of the Company reflecting the dismissal order. The case continues as to Lorillard.

  The case of Swanson v. Philip Morris Companies, Inc., et al. (Circuit Court, Hughes County, South Dakota, filed April 18, 2000). The court has approved the parties' stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard.

  The case of Kissel v. Philip Morris Companies, Inc., et al. (Circuit Court, Brooke County, West Virginia, filed May 2, 2000). The court has approved the parties' stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard.

  The case of Cusatis v. Philip Morris Companies, Inc., et al. (Circuit Court, Milwaukee County, Wisconsin, filed May 5, 2000). The court has entered an order granting plaintiff's motion to voluntarily dismiss the Company from the case without prejudice. The case continues as to Lorillard.

  The case of Barnes v. Philip Morris Companies, Inc., et al. (Superior Court, District of Columbia, filed May 11, 2000). The court has entered an order granting plaintiff's motion to voluntarily dismiss the Company from the case without prejudice. The case continues as to Lorillard.

  The case of Aguayo v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed May 15, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case continues as to Lorillard. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Campe v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed May 15, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case continues as to Lorillard. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Phillips v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed May 15, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case continues as to Lorillard. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Anderson v. Philip Morris Companies, Inc., et al. (U.S. District Court, Minnesota, filed May 17, 2000). The Company is a defendant in the case. The case has been transferred to a Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The plaintiffs have moved to voluntarily dismiss the case as to all defendants, including the Company and Lorillard, and that motion was granted by the court on November 17, 2000.

  The case of Lau v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed May 25, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case continues as to Lorillard. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of Unruh v. R.J. Reynolds Tobacco Company, et al. (Second Judicial District Court, Washoe County, Nevada, filed June 9, 2000). The Company is not named as a defendant in this matter. The case continues as to Lorillard.

  The case of Baker v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed June 15, 2000). The Company was named as a defendant in the case but is no longer a party to the suit. The case continues as to Lorillard. The case has been assigned to a coordinated proceeding in the Superior Court of Alameda County, California.

  The case of In re Cigarette Antitrust Cases, (Judicial Counsel Coordination Proceeding 4114, Superior Court of Alameda County, California). Approximately twenty indirect purchaser suits under California state law were filed in state courts in various California counties. The Company and Lorillard were named as defendants in each of the cases. The actions were subsequently transferred for coordination to the Superior Court for Alameda County, California. Plaintiffs have filed a single amended class action complaint with each of the plaintiffs who brought the original complaints named as plaintiffs. The amended complaint names Lorillard as a defendant but did not name the Company, which plaintiffs had dismissed from each of the underlying suits. The case continues as to Lorillard.

  In the case of Barnes v. Philip Morris Companies, Inc., et al. (Superior Court, District of Columbia, filed February 10, 2000), the court granted plaintiff's motion to voluntarily dismiss the case without prejudice. The case continues as to Lorillard.

  In the case of Brownstein v. Philip Morris Companies, Inc., et al. (Circuit Court, Broward County, Florida, filed February 8, 2000), the court has entered a stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard.

  In the case of Del Serrone v. Philip Morris Companies, Inc., et al. (Circuit Court, Wayne County, Michigan, filed February 8, 2000), the court has entered a stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard.

  In the case of Gray v. Philip Morris Companies, Inc., et al. (Superior Court, Pima County, Arizona, filed February 11, 2000), the court has entered the parties' stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard.

  In the case of Lennon v. Philip Morris Companies, Inc., et al. (Supreme Court, New York County, New York, filed February 9, 2000), the court has entered the parties' stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard.

  In the case of Ludke v. Philip Morris Companies, Inc., et al. (District Court, Hennepin County, Minnesota, filed February 14, 2000), the court has entered the parties' stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard. The court granted defendants' motion to dismiss claims under Minnesota's consumer fraud statute and deceptive trade practices statute. The claim under Minnesota's state antitrust statute remains. Class certification proceedings and pre-trial discovery are ongoing.

  In the case of Romero v. Philip Morris Companies, Inc., et al. (U.S. District Court, New Mexico, filed February 9, 2000), the court has entered the parties' stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard. The court dismissed the claim under New Mexico's deceptive trade practices statute. The claim under New Mexico's state antitrust statute remains.

  In the case of Rowlen v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, filed February 16, 2000), plaintiffs have voluntarily dismissed the case against all defendants without prejudice. The Company and Lorillard were defendants in the case.

  In the case of Withers v. Philip Morris Companies, Inc., et al. (Circuit Court, Jefferson County, Tennessee, filed February 9, 2000), the court has entered a stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard.

  Wholesalers and Other Direct Purchasers Suits -

  The following suits filed by wholesalers and other direct purchasers of cigarettes have been served:

  The case of Amsterdam Tobacco Company, et al. v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed March 6, 2000). The case has been transferred to a Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The court has entered the parties' stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard.

  The case of I. Goldschlack Company v. Philip Morris Companies, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed March 9, 2000). The case has been transferred to a Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The court has entered the parties' stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard.

  The case of Suwanee Swifty Stores, Inc., et al. v. Philip Morris Companies, Inc., et al. (U.S. District Court, Northern District, Georgia, filed March 14,
2000). The case has been transferred to a Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The court has entered the parties' stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard.

  The case of Holiday Markets, Inc., et al. v. Philip Morris Companies, Inc., et al. (U.S. District Court, Northern District, Georgia, filed March 17,
2000). The case has been transferred to a Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The court has entered the parties' stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard.

  The case of Marcus Distributors v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Illinois, filed April 25, 2000). The court has approved the plaintiffs' motion to voluntarily dismiss the case without prejudice.

  The case of Hartz Foods v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 10, 2000). The Company was initially named a defendant, but Plaintiff did not serve the Company. The case has been transferred to a Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The case continues as to Lorillard.

  In the case of Buffalo Tobacco Products, et al. v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed February 8,
2000), the court entered an order granting the parties' stipulation dismissing the Company without prejudice. The case has been transferred to a Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The case continues as to Lorillard.

  In the case of Rog-Glo Ltd. v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, New York, filed February 8, 2000), plaintiff voluntarily dismissed the case without prejudice.

  In the case of Williamson Oil Company Inc. v. Philip Morris Companies, Inc., et al. (U.S. District Court, Northern District, Georgia, filed February 28,
2000), the court has entered the parties' stipulation dismissing the Company from the case without prejudice. The case has been transferred to a Multi-District Litigation Proceeding pending in the U.S. District Court for the Northern District of Georgia. The case continues as to Lorillard.

  The Company and Lorillard were named as defendants in nine direct purchaser suits alleging price-fixing in connection with the sale of cigarettes and purporting to represent a class of indirect purchasers. The court has granted the motion of one of the plaintiffs to voluntary dismiss its complaint. The remaining direct purchaser actions were transferred by the Judicial Panel on Multi-District Litigation to the U.S. District Court for the Northern District of Georgia. Plaintiffs subsequently filed a single amended complaint that consolidated the claims of the plaintiffs in the transferred cases into a single class action. The amended complaint names Lorillard but not the Company as a defendant, and the Company has been voluntarily dismissed from the action. The case continues as to Lorillard. The court certified a four-year class of direct purchasers and pre-trial discovery is on-going.

  Tobacco Growers Suit -

  DeLoach v. Philip Morris Companies, Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). Lorillard is named as a defendant in a lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies are also presently named as defendants, and the plaintiffs have now added the major leaf buyers as defendants. This case was originally filed in U.S. District Court, District of Columbia, and transferred to a North Carolina federal court upon motion by the defendants. Plaintiffs seek certification of a class including all tobacco growers and quota holders (the licenses that a farmer must either own or rent to sell the crop), who sold tobacco or held quota under the federal tobacco leaf price support program since February 1996. The plaintiffs' claims relate to the conduct of the companies in the purchase of tobacco through the auction system under the federal program. The suit seeks an unspecified amount of actual damages, trebled under the antitrust laws, and injunctive relief.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        First
                                                                        Became
      Name                    Position and Offices Held       Age      Officer
------------------------------------------------------------------------------
Jason Boxer .............   Vice President-Real Estate         30         2001
Gary W. Garson ..........   Vice President and                 54         1988
                             Assistant Secretary
Barry Hirsch ............   Senior Vice President and          67         1971
                             Secretary
Herbert C. Hofmann ......   Senior Vice President              58         1979
Peter W. Keegan .........   Senior Vice President and          56         1997
                             Chief Financial Officer
John J. Kenny ...........   Treasurer                          63         1991
Guy A. Kwan .............   Controller                         58         1987
Alan Momeyer ............   Vice President-Human Resources     53         1996
Stuart B. Opotowsky .....   Vice President-Tax                 66         1987
Richard E. Piluso .......   Vice President-Internal Audit      62         1990
Arthur L. Rebell ........   Senior Vice President and          59         1998
                             Chief Investment Officer
Andrew H. Tisch .........   Office of the President and        51         1985
                             Chairman of the Executive
                             Committee
James S. Tisch ..........   Office of the President,           48         1981
                             President and Chief Executive
                             Officer
Jonathan M. Tisch .......   Office of the President            47         1987
Laurence A. Tisch .......   Co-Chairman of the Board           78         1959
Preston R. Tisch ........   Co-Chairman of the Board           74         1960

  Laurence A. Tisch and Preston R. Tisch are brothers. Andrew H. Tisch and James S. Tisch are sons of Laurence A. Tisch and Jonathan M. Tisch is a son of Preston R. Tisch. None of the other officers or directors of Registrant is related to any other.

  All executive officers of Registrant, except Jason Boxer, Peter W. Keegan and Arthur L. Rebell, have been engaged actively and continuously in the business of Registrant for more than the past five years. Prior to being named Vice President - Real Estate in February 2001, Jason Boxer served in various capacities within the Registrant's real estate department since 1998. Prior thereto, he had been an associate attorney with the law firm of Battle Fowler, LLP since 1995. Peter W. Keegan was Senior Vice President of Finance at CBS Inc. prior to joining Loews Corporation. Arthur L. Rebell has been a senior vice president of Loews since June of 1998. Prior to joining Loews, during 1997 and 1998 he was an associate professor of Mergers and Acquisitions at New York University, a Managing Director of Highview Capital and a Partner in Strategic Investors. Prior to that he was a Managing Director of Schroders.

  Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

Price Range of Common Stock*

  Loews Corporation's common stock is listed on the New York Stock Exchange. The following table sets forth the reported consolidated tape high and low sales prices in each calendar quarter of 2000 and 1999:

                                      2000                         1999
                              ------------------------------------------------
                               High           Low           High          Low
------------------------------------------------------------------------------
First Quarter ............    $61.13        $38.25         $104.50      $74.63
Second Quarter ...........     68.13         49.25           84.19       69.00
Third Quarter ............     88.75         59.63           82.44       68.56
Fourth Quarter ...........    104.94         74.50           73.88       58.50

Dividend Information*

  The Company has paid quarterly cash dividends on its common stock in each year since 1967. Regular dividends of $.25 per share of common stock were paid in each calendar quarter of 2000 and 1999.

Approximate Number of Equity Security Holders

  The Company has approximately 2,300 holders of record of Common Stock.

  *All per share amounts have not been adjusted to give retroactive effect to the two-for-one stock split effective March 21, 2001.

Item 6. Selected Financial Data.


Year Ended December 31                 2000         1999          1998         1997         1996
------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)

Results of Operations:
Revenues .......................  $21,337.8    $21,465.2     $21,296.0    $20,266.6    $20,472.0
Income before taxes and
 minority interest and cumulative
 effect of changes in accounting
 principles-net ................  $ 3,205.9    $   944.2     $ 1,077.4    $ 1,593.2    $ 2,407.8
Net operating income excluding
 net investment gains/(losses)
 and tobacco litigation
 settlements ...................  $ 1,776.5    $ 1,295.0     $   798.8    $ 1,075.5    $ 1,020.3
Tobacco litigation settlements .     (642.3)      (637.3)       (346.5)      (122.0)
------------------------------------------------------------------------------------------------


Net operating income ...........    1,134.2        657.7         452.3        953.5      1,020.3
Net investment gains/(losses)...      742.5       (136.6)         12.5       (159.9)       363.6
Cumulative effect of changes
 in accounting principles-net ..                  (157.9)
------------------------------------------------------------------------------------------------
Net income .....................  $ 1,876.7    $   363.2     $   464.8    $   793.6    $ 1,383.9
================================================================================================
Comprehensive income ...........  $ 1,616.8    $   487.0     $   868.7    $ 1,048.9    $   824.4
================================================================================================

Earnings Per Share:
Net operating income excluding
  net investment gains/(losses)
  and tobacco litigation
  settlements ..................  $   17.87    $   11.93     $    6.98    $    9.35    $    8.78
Tobacco litigation settlements .      (6.46)       (5.87)        (3.03)       (1.06)
------------------------------------------------------------------------------------------------
Net operating income ...........      11.41         6.06          3.95         8.29         8.78
Net investment gains/(losses) ..       7.47        (1.26)          .11        (1.39)        3.13
Cumulative effect of changes
 in accounting principles-net ..                   (1.45)
------------------------------------------------------------------------------------------------
Net income .....................  $   18.88    $    3.35     $    4.06    $    6.90    $   11.91
================================================================================================

Comprehensive income ...........  $   16.27    $    4.49     $    7.59    $    9.12    $    7.10
================================================================================================

Pro forma net income to reflect
 two-for-one stock split........  $    9.44    $    1.67     $    2.03    $    3.45    $    5.96
================================================================================================

Financial Position:
Total assets ...................  $70,877.1    $69,463.7     $70,979.4    $69,983.1    $67,402.9
Long-term debt .................    6,040.0      5,706.3       5,966.7      5,752.6      4,370.7
Shareholders' equity ...........   11,191.1      9,977.7      10,201.2      9,665.1      8,731.2
Cash dividends per share .......       1.00         1.00          1.00         1.00         1.00
Book value per share ...........     113.48        95.50         90.61        84.04        75.92
Shares of common stock
 outstanding ...................       98.6        104.5         112.6        115.0        115.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

OVERVIEW

Loews Corporation reported net income for 2000 of $1,876.7 million or $18.88 per share, compared to $363.2 million or $3.35 per share in 1999.

Net income includes investment gains of $742.5 million in 2000, compared to losses of $136.6 million in 1999. Net investment gains in 2000 resulted principally from the sale of common stock of Global Crossing Ltd. ("Global Crossing") and Canary Wharf Group, plc. ("Canary Wharf") by the CNA subsidiary, and reduced losses from the parent company investment portfolio. Net income for 1999 also reflected a charge of $157.9 million or $1.45 per share, due primarily to the adoption of a change in accounting principles at the CNA subsidiary.

Net operating income, which excludes net investment gains and losses (and in 1999, accounting changes) was $1,134.2 million or $11.41 per share for 2000, compared to $657.7 million or $6.06 per share in 1999.

Revenues for 2000 were $21.3 billion, compared to $21.5 billion for 1999. Revenues declined primarily due to the transfer of CNA's personal insurance business to Allstate in October 1999.

For the quarter ended December 31, 2000 the Company reported net income of $502.9 million or $5.10 per share, compared to a net loss of $207.8 million or $1.97 per share in 1999.

Net income in the fourth quarter includes investment gains of $192.2 million, compared to losses of $196.3 million in 1999. Net investment gains in 2000 resulted principally from sale of common stock of Canary Wharf by the CNA subsidiary, and significantly improved results from the parent company investment portfolio.

Net operating income which excludes net investment gains and losses, was $310.7 million or $3.15 per share for the quarter ended December 31, 2000, compared to a net operating loss of $11.5 million or $.11 per share in 1999.

Fourth quarter 2000 revenues were $5.6 billion, compared to $4.9 billion in the fourth quarter of 1999.

At year end 2000, Loews Corporation had a book value of $113.48 per share compared to $95.50 per share in 1999.

On February 20, 2001, the Board of Directors declared a two-for-one stock split, by way of a stock dividend, effective March 21, 2001. All share and per share data has not been restated to retroactively reflect the stock split. Unless the context otherwise requires, the term "Company" means Loews Corporation and its consolidated subsidiaries.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 87% owned subsidiary of the Company.

Property and Casualty

The property and casualty segment is comprised of the following operating units of CNA: Agency Market Operations, Risk Management, Specialty Operations, Global Operations and CNA Re.

2000 Compared with 1999

Net earned premiums for the property-casualty segment decreased $1,842.0 million, or 21.0%, to $6,945.0 million in 2000 as compared with 1999. This decline in net earned premiums was comprised primarily of decreases in Agency Market Operations of $1,468.0 million, Specialty Operations of $202.0 million, Risk Management of $164.0 million and CNA Re of $87.0 million. These decreases were partially offset by an increase in net earned premiums for Global Operations of $79.0 million.

The decrease in net earned premiums of Agency Market Operations was primarily attributable to the transfer of the personal insurance line of business ("Personal Insurance") to The Allstate Corporation ("Allstate") on October 1, 1999. Net earned premiums for 1999 included $1,354.0 million of premiums related to CNA Personal Insurance. Aside from the effects of Personal Insurance, commercial insurance premiums declined slightly due to continued efforts to re-underwrite business and obtain adequate rates for exposure underwritten.

The net earned premiums decline for Specialty Operations was related principally to (i) decisions to renew only those accounts which meet current underwriting guidelines supporting the ongoing commitment to underwriting discipline, (ii) a $46.0 million decline related to the exiting of certain lines of business, (iii) an increase in the retrospective return premium relating to favorable loss experience in the retrospectively rated architects' and engineers' business, and (iv) a $30.0 million decline due to the increased use of reinsurance for the medical professional liability lines of CNA HealthPro.

Net earned premiums for Risk Management decreased as a result of a continued focus on re-underwriting the book of business, as well as the increased utilization of reinsurance. CNA Re also experienced a decrease in net earned premiums that reflects decisions not to renew contracts that management believed did not meet profitability targets, partially offset by modest rate increases. The increase in net earned premiums for Global Operations was driven by growth in the commercial casualty and property lines in the European operations, as well as growth in the commercial warranty and surety lines.

Underwriting results improved $852.0 million for 2000 as compared with 1999. The combined ratio decreased for the property-casualty segment to 110.3% for 2000 as compared with 117.9% for 1999. This decrease reflects an improvement in the loss ratio to 78.5% in 2000 as compared with 86.2% in 1999 which is primarily attributable to significant rate increases across the entire book of business, favorable catastrophe experience, reduced prior year reserve strengthening and the increased use of reinsurance. After-tax and minority interest catastrophe losses for 2000 improved by $164.0 million, including $54.0 million related to Personal Insurance. In addition to the decrease in the loss ratio was a decrease in the expense ratio to 30.6% in 2000 as compared with 31.4% in 1999 due principally to the absence of restructuring-related charges in 1999. The dividend ratio increased to 1.2% relating to favorable development in dividend reserves in Agency Market Operations in 1999 as compared to 2000.

Net operating income improved $391.0 million for 2000 as compared with 1999. This improvement was primarily driven by the improved underwriting results discussed above, partially offset by decreased investment income and increased expenses, including increased interest expense related to the cost of reinsurance. In addition, net operating income in both 2000 and 1999 benefited from a change in estimate for certain insurance-related assessments resulting from regulatory changes in the basis on which certain of these assessments are calculated. The after-tax and minority interest impact of this change was $52.0 million in 2000 and $44.0 million in 1999.

1999 Compared with 1998

Net earned premiums for the property-casualty segment for 1999 decreased $260.0 million or approximately 2.9% as compared to 1998. Agency Market Operations' earned premium declined $448.0 million, or 8.5%, due mainly to the transfer of Personal Insurance to Allstate effective October 1, 1999. Reinsurance agreements executed in 1999, as well as rate and underwriting actions taken to improve the core book of business, also contributed to Agency Market Operations' decreased premium. Specialty Operations' premiums decreased $91.0 million due to new reinsurance agreements covering 1999 risks and due to the decision not to pursue certain markets, including the agricultural and entertainment markets. Risk Management's earned premium decreased $22.0 million due to the decision to take advantage of a favorable reinsurance market. Offsetting these declines were increases in CNA Re and Global Operations. CNA Re experienced $232.0 million, or 24.5%, of earned premium growth, which occurred in domestic and foreign markets in the professional and standard lines of business. Global Operations' earned premium increased $69.0 million, due to the effects of 1998 acquisitions, and increased surety and warranty sales stemming from the favorable domestic economic environment.

Underwriting results declined by $201.0 million, or 15.0%, in 1999 and include approximately $558.0 million in loss and allocated loss adjustment expense reserve strengthening for prior years. Agency Market

Operations' underwriting results declined by $153.0 million in 1999 due primarily to greater adverse loss reserve development, which included development related primarily to automobile, workers' compensation and packaged general liability exposures. CNA Re underwriting results declined by $131.0 million, primarily due to catastrophe losses. Global Operations' underwriting results improved $24.0 million due to acquisitions and a change in its mix of business that has reduced its exposure to catastrophes and large property losses. Total underwriting results were favorably impacted by $83.0 million in 1999 due to favorable legislative action in certain states which reduced CNA's liability for workers' compensation assessments.

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

Group

Group Operations provides a broad array of group life and health insurance products and services to employers, affinity groups and other entities that purchase insurance as a group. In addition, Group Operations provides health insurance to federal employees, retirees and their families ("Federal Markets"); managed care and self-funded medical excess insurance; medical provider network management and administration services; and reinsurance for life and health insurers.

Group Operations includes four principal groups, Group Benefits, Provider Markets, Life Reinsurance, and Federal Markets.

2000 Compared with 1999

Net earned premiums for Group Operations in 2000 increased $104.0 million, or 2.9%, to $3,675.0 million as compared with 1999. This increase was a result of a $41.0 million increase in Group Benefits, primarily related to the group life line of business; a $35.0 million increase in Life Reinsurance; an $18.0 million increase in Provider Markets, primarily related to the group reinsurance line of business and a $10.0 million increase in Federal Markets. The increase in Group Benefits and Life Reinsurance relate to new business production.

Net operating income increased $36.3 million in 2000 as compared with 1999. This increase relates to a $20.9 million improvement in Federal Markets due to the 1999 exit of unprofitable medical lines, a $29.6 million improvement in Provider Markets, and a $3.5 million improvement in Life Reinsurance. These improvements were partially offset by a $15.7 million decline in Group Benefits due to favorable 1999 loss experience in the group life line of business. The improvement associated with Provider Markets relates to adverse experience and loss development for the personal accident business recorded in 1999, which exceeded $7.0 million of exit costs incurred from the Management Services Organization business and $13.0 million of adverse development on the medical stop loss business in 2000.

On December 31, 2000, CNA sold its Life Reinsurance business. Life Reinsurance contributed $229.0 and $194.0 million of net earned premiums and $18.0 and $15.0 million of net operating income for 2000 and 1999, respectively.

1999 Compared with 1998

Net earned premiums declined in 1999 by $162.0 million, or 4.3%, to $3,571.0 million as compared with 1998. Federal Markets' net earned premiums declined $274.0 million, almost entirely due to the exit of selected medical markets in late 1998. This decline was partially offset by growth in Life Reinsurance and Group Benefits of $60.0 and $53.0 million, respectively.

Net operating results in 1999 improved by $36.1 million as compared with 1998. Key components of the improvement include better underwriting results in

Group Benefits' life and disability product lines, the exit of the employer health and affinity lines of business, and lower restructuring and other related charges, partially offset by adverse losses and reserve development in the personal accident business.

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

Life Operations is composed of four principal groups, Individual Life, Retirement Services, Long Term Care and Other Operations.

2000 Compared with 1999

Sales volume for Life Operations declined $478.0 million, or 13.0%, to $3,191.0 million in 2000 as compared with 1999. The decline in sales volume reflects a reduction in Retirement Services' products sold to institutions. These products tend to be "large case" institutional markets' sales, which can be sporadic, opportunistic and sensitive to independent agency ratings. Despite the overall decline, Life Operations' competitively priced product portfolio enabled most of its businesses to experience growth in 2000. Individual Life and Long Term Care products had an increasing base of direct premiums, and variable investment contracts experienced growth of $270.0 million to reach an annual sales level of $380.0 million in 2000. Net earned premiums declined $60.0 million, or 6.4%, to $876.0 million in 2000 as compared with 1999. This decline was mainly attributable to sales declines in structured settlements and single premium group annuities due to a competitive pricing environment. These declines were partially offset by a growing in-force block of Long Term Care and annuity products.

Net operating income increased $23.2 million in 2000 as compared with 1999. The increase was principally attributable to increased earnings in the Index 500 product, the continued growth of Individual Life insurance in-force and favorable investment results in Individual Life and Retirement Services businesses.

1999 Compared with 1998

Sales volume increased $915.0 million, or 33.2%, to $3,669.0 million in 1999 as compared with 1998. The 1999 increase represents increased sales of $717.0 million in Retirement Services and a growing base of premiums for Individual Life and Long Term Care. The significant growth in Retirement Services was largely attributable to strong sales in institutional investment products and variable annuities. Net earned premiums increased $113.0 million, or 13.7%, to $936.0 million in 1999 as compared with 1998. This increase was mainly attributable to increases in Long Term Care of $61.0 million and Retirement Services of $39.0 million.

Net operating income increased to $123.7 million in 1999 as compared with $89.0 million in 1998. The 1999 improvement in net operating income was due primarily to favorable investment performance in the portfolio supporting Retirement Services' Index 500 product, improved mortality experience in the individual life market, and expense reductions across virtually all of the other principal groups.

Other

The Other insurance segment contains CNA's corporate interest expense, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guarantee insurance contracts and certain non-insurance operations, including eBusiness initiatives.

2000 Compared with 1999

Net operating loss increased to $178.5 million for 2000 as compared with a loss of $169.6 million in 1999 primarily as a result of expenses in 2000 for CNA's eBusiness initiatives.

1999 Compared with 1998

The net operating loss for 1999 was $169.6 million, approximately $12.4 million less than 1998. The improvement was primarily attributable to decreased interest expense and decreased losses of $17.1 million from AMS Services, Inc. ("AMS"), an information technology and agency software development company sold in the fourth quarter of 1999 (see Note 12 of the Notes to Consolidated Financial Statements), partially offset by increased losses from run-off insurance operations.

Lorillard

Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

2000 Compared with 1999

Revenues and net income increased by $277.9 and $102.0 million, or 6.8% and 15.6%, respectively, in 2000 as compared to 1999.

Revenues increased as compared to 1999, by approximately $550.2 million, or 13.5%, due to higher average unit prices, including $200.1 million from the increase in federal excise tax, partially offset by a decrease of approximately $307.8 million, or 7.6%, reflecting lower unit sales volume in 2000. Net investment income contributed $35.9 million to the increased revenues.

During 2000, Lorillard increased the wholesale price of its cigarettes by an aggregate of $16.50 per thousand cigarettes ($0.33 per pack of 20 cigarettes). Federal excise taxes included in the price of cigarettes are $17.00 per thousand cigarettes ($0.34 per pack of 20 cigarettes). The federal excise tax on cigarettes is scheduled to increase by $2.50 per thousand cigarettes in 2002. All of the states also levy excise taxes on cigarettes. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. Such actions may adversely affect Lorillard's volume, operating revenues and operating income.

Net income increased due primarily to the increased revenues discussed above, partially offset by the charges for tobacco litigation settlements and higher legal expenses. Net income for the years ended December 31, 2000 and 1999 includes pre-tax charges of $1,076.5 and $1,065.8 million ($642.3 and $637.3 million after taxes), respectively, related to the settlement of tobacco litigation. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. Funds required to meet the industry payment obligations have been provided by Lorillard's operating activities.

The Company believes that the implementation of the State Settlement Agreements will materially adversely affect its consolidated results of operations and cash flows in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the full price and discount segments, Lorillard's share of the domestic full price and discount segments, and the effect of any resulting cost advantage of manufacturers not subject to payments under the Master Settlement Agreement.

Lorillard's unit sales volume decreased by 7.2% as compared to 1999. Newport, a full price brand, which accounted for approximately 80% of Lorillard's unit sales in 2000, increased by 1.5% as compared to 1999. Newport's increase in unit sales volume reflects increased promotional activities to the extent practicable in light of existing limitations due to competitive conditions. The decrease in Lorillard's overall unit sales volume reflects lower unit sales of its Maverick and Old Gold brands in the discount market segment. Discount brand sales have remained relatively constant at 26.3%, 26.4% and 26.2% as a percentage of industry sales for 2000, 1999 and 1998, respectively.

Newport's market share remained at 7.7% in 2000, as compared to 1999. Overall industry unit sales volume is up by .2% in 2000, as compared to 1999.

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

Net income increased due primarily to the increased revenues discussed above, partially offset by higher charges for tobacco litigation settlements ($637.3 million in 1999 compared to $346.5 million in 1998) and higher sales promotion expenses.

Lorillard's unit sales volume increased by 4.0% as compared to 1998. Newport, a full price brand which accounted for approximately 73% of Lorillard's unit sales in 1999, decreased by 1.8% as compared to 1998. The increase in Lorillard's unit sales volume reflects higher unit sales of its Maverick and Old Gold brands in the discount market segment, and increased sales promotion activities, relative to the state of the competitive marketplace in early 1999, for these brands.

Newport's decline in unit sales volume reflects the effects of various price increases since November 1998 that followed the Master Settlement Agreement (see Note 17 of the Notes to Consolidated Financial Statements). While Newport's unit sales volume has declined, its market share has increased to 7.7% at December 31, 1999, as compared to 7.1% at December 31, 1998. Overall industry unit sales volume is down by 10.0% in 1999, as compared to 1998.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

2000 Compared with 1999

Revenues and income before cumulative effect of changes in accounting principles decreased by $13.4 and $43.7 million, or 3.8% and 62.0%, respectively, in 2000 as compared to 1999. Included in 1999 is a gain of $85.1 million ($52.0 million after taxes) from the sale of two franchised properties. Excluding this gain, revenues and income before cumulative effect of changes in accounting principles increased by $71.7 and $8.3 million, respectively.

Revenues and income before cumulative effect of changes in accounting principles increased due primarily to increased overall average room rates and the addition of two luxury properties to the Loews Hotels portfolio, offsetting the 1999 sale of the two franchised properties. Overall occupancy rates remained at approximately 78%, essentially unchanged from 1999. Income also benefited from improved operating results from an unconsolidated joint venture whose operations commenced in 1999.

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

Net income includes a charge of $7.1 million to reflect the cumulative effect of a change in accounting principles requiring current write-off of preopening expenses. Income before cumulative effect of changes in accounting principles decreased due to costs incurred with respect to preopening activities in 1999 and losses recorded from an unconsolidated joint venture which commenced operations that year. These declines were partially offset by the increased revenues discussed above.

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 53% owned subsidiary of the Company.

2000 Compared with 1999

Revenues and net income decreased by $123.3 and $40.7 million, or 14.6% and 56.0%, respectively, in 2000 as compared to 1999.

Revenues decreased due principally to lower operating dayrates ($143.9 million) and reduced utilization ($50.6 million) for Diamond Offshore's semisubmersible rigs, partially offset by increased utilization ($35.1 million) and higher dayrates ($26.4 million) for jack-up rigs during 2000, as compared to 1999. Revenues also declined by $17.1 million due to the sale of a jack-up rig and $6.0 million due to the mobilization of rigs to new markets during 2000. These declines were partially offset by increased investment income ($14.5 million) and a gain from the sale of a drilling rig of $13.9 million ($4.7 million after taxes and minority interest) in 2000.

Net income declined due primarily to the lower revenues discussed above and the fact that contract drilling costs remained relatively unchanged. Operating expenses generally are not affected by changes in dayrates, nor are they significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, Diamond Offshore realizes few decreases in operating expenses since the rig is typically maintained in a prepared state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically charged to the operator under drilling contracts. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income.

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

Net income declined due primarily to the lower revenues discussed above and increased depreciation expense, partially offset by lower contract drilling costs.

Bulova

Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

2000 Compared with 1999

Revenues and net income increased by $21.4 and $.9 million, or 15.4% and 6.4%, respectively, in 2000 as compared to 1999.

Revenues increased due to an increase in royalty income of $5.5 million from the settlement of a contract dispute, and higher watch unit sales volume. These increases were partially offset by lower watch prices and lower clock unit sales in 2000, as compared to 1999. Watch prices declined due primarily to a change in sales mix.

Net income increased due primarily to the higher revenues discussed above, partially offset by increased brand support and advertising expenses, and a lower effective income tax rate in 1999 due to a valuation allowance adjustment related to prior years.

1999 Compared with 1998

Revenues and net income increased by $3.7 and $3.6 million, or 2.7% and 34.3%, respectively, in 1999 as compared to 1998.

Revenues increased due to higher watch unit sales and increased clock unit sales and prices, partially offset by lower watch prices in 1999 as compared to 1998. Watch prices declined due primarily to a change in sales mix.

Net income increased due primarily to the higher revenues discussed above and reduced income taxes, partially offset by increased administrative expenses.

Corporate

Corporate operations consist primarily of investment income, including investment (losses) gains from the Company's investment portfolio, as well as equity earnings from a shipping joint venture, corporate interest expenses and other corporate administrative costs.

The components of investment (losses) gains included in Corporate operations are as follows:

Year Ended December 31                                           2000         1999         1998
------------------------------------------------------------------------------------------------
(Amounts in millions)

Derivative instruments (1)                                    $(146.5)     $(424.1)     $(297.3)
Equity securities, including short positions (1)                125.1        (47.0)      (251.4)
Short-term investments, primarily U.S. government securities     (2.5)        10.1           .7
Other                                                            17.3         (1.6)         2.4
------------------------------------------------------------------------------------------------
                                                                 (6.6)      (462.6)      (545.6)
Income tax benefit                                                2.3        161.9        191.0
------------------------------------------------------------------------------------------------
Net loss                                                      $  (4.3)     $(300.7)     $(354.6)
================================================================================================

(1) Includes losses on short sales, equity index futures and options aggregating $14.5, $533.6 and $584.3 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has maintained short positions in the form of futures or options-most recently as put options-since 1996.
Substantially all of the index short positions were closed during the second quarter of 2000. See "Quantitative and Qualitative Disclosures About Market
Risk."

2000 Compared with 1999

Exclusive of investment (losses) gains, revenues increased by $42.7 million and net loss decreased by $15.9 million, or 34.7% and 52.0%, respectively, due to higher investment income reflecting an increased base of invested assets, and improved results from a shipping joint venture, partially offset by increased administrative and interest expenses.

1999 Compared with 1998

Exclusive of investment (losses) gains, revenues and net income declined by $69.7 and $39.1 million, respectively, due to significantly lower investment income reflecting a lower base of invested assets, and lower results from a shipping joint venture. The decline in net income was partially offset by lower interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

The principal operating cash flow sources of CNA's property-casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the year ended December 31, 2000, net cash used for operating activities was $1,373.0 million as compared with net cash used of $2,934.0 and $806.0 million in 1999 and 1998, respectively. The improvement in 2000 relates primarily to significant payments in 1999 for (i) $1.1 billion in cash to Allstate in connection with the transaction involving CNA's Personal Insurance business and (ii) $1.1 billion of claim payments from escrow pursuant to the Fibreboard settlement. See Note 12 of the Notes to Consolidated Financial Statements for discussion of the Personal Insurance transaction. Excluding these significant, non-recurring transactions from 1999, CNA's 2000 cash outflow from operations declined by approximately $600.0 million to an outflow of approximately $1.4 billion. The operating cash flows forgone in 2000 due to the transfer of Personal Insurance in 1999 was approximately $250.0 million. The remainder of the decline related primarily to increased payments of claims and decreased receipts of premiums.

For the year ended December 31, 2000, net cash inflows from investment activities were $1,870.0 million as compared with $3,428.0 million for the same period in 1999. Cash flows from investing activities were particularly high in 1999 due to sales of investments to fund the outflows related to the Personal Insurance transaction and Fibreboard claim payments.

For the year ended December 31, 2000, net cash used for financing activities was $487.0 million as compared with $558.0 million for the same period in 1999. During 2000 cash flows for financing activities included the repurchase of preferred and common stock, the retirement or repurchase of senior debt securities and mortgages, and the repayment of bank loans.

On February 15, 2000, Standard & Poor's lowered CNA's senior debt rating from A- to BBB and lowered CNA's preferred stock rating from BBB to BB+. As a result of these actions, the facility fee payable on the aggregate amount of CNA's $795.0 million revolving credit facility ("Facility") was increased to
12.5 basis points per annum from 9.0 basis points per annum and the interest rate was increased to London Interbank Offered Rate ("LIBOR") plus 27.5 basis points from LIBOR plus 16.0 basis points. Subsequently, CNA repurchased and retired the outstanding money market preferred stock ($150.0 million) in early 2000.

CNA has selected a financial institution to lead the syndication process for its new credit facility to replace its current $750.0 million revolving credit facility that terminates in May 2001.

During 2000, CNA purchased a portion of its notes when opportunities arose. CNA may purchase additional securities in the future. These repurchases included approximately $38.0 million of senior notes.

CNA is separated into three intercompany reinsurance pools: the Continental Casualty Company Pool ("CCC Pool"), the Continental Insurance Company Pool ("CIC Pool") and the Continental Assurance Company Pool ("CAC Pool"). The CCC Pool, CIC Pool and CAC Pool are comprised of 9, 15 and 2 legal insurance entities, respectively, domiciled in a total of 13 states and doing business in 50 states and Canada (the "Pool Companies"). To the extent a Pool Company's currently due claim liabilities may exceed its readily available liquid assets, CNA may be called upon to contribute capital to that company. Furthermore, such capital would likely be obtained in the form of a dividend from another Pool Company, possibly in a different pool, which may or may not require the approval of insurance regulators in the jurisdiction of the dividend-paying company. Accordingly, management must continuously monitor the capital allocation among the pools and the liquidity and capital resources of the individual Pool Companies.

The table below presents ratings issued by A.M. Best, Fitch, Moody's and Standard & Poor's for the CCC Pool, the CIC Pool and the CAC Pool. Also rated were CNA's senior debt and commercial paper and The Continental Corporation's ("Continental") senior debt.


Pool                                                  CCC             CAC             CIC
------------------------------------------------------------------------------------------------
Financial strength rating

A.M. Best                                              A               A              A-
Fitch                                                  AA-            AA
Moody's                                                A2              A2*            A3
Standard & Poor's                                      A               AA-            A-

* Continental Assurance Company and Valley Forge Life Insurance Company are rated separately by
Moody's and both have an A2 rating.

                                                      CNA             CNA         Continental
                                                     Senior        Commercial       Senior
                                                      Debt            Paper          Debt
------------------------------------------------------------------------------------------------
Fitch                                                  A-
Moody's                                               Baa1             P2            Baa2
Standard & Poor's                                     BBB              A2            BBB-


Lorillard

Lorillard and other cigarette manufacturers continue to be confronted with an increasing level of litigation and regulatory issues. Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products. Approximately 4,900 product liability cases are pending against cigarette manufacturers in the United States. Of these, approximately 1,225 cases are pending in a West Virginia court, and approximately 3,050 cases are brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits served to date and is a defendant in most of the cases pending in West Virginia.

On July 14, 2000, the jury in Engle v. R.J. Reynolds Tobacco Co., et al. awarded a total of $145.0 billion in punitive damages against all defendants, including $16.3 billion against Lorillard. Lorillard remains of the view that the Engle case should not have been certified as a class action. That certification is inconsistent with the overwhelming majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard has challenged class certification, as well as other numerous legal errors that it believes occurred during the trial. The Company and Lorillard believe that an appeal of these issues on the merits should prevail.

Lorillard has noticed an appeal from the purported final judgment to the Third District of the Florida Court of Appeal and has posted its appellate bond in the amount of $104.0 million pursuant to recent Florida legislation limiting the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. Although this legislation is intended to apply to the Engle case, Lorillard cannot predict the outcome of any challenges to the possible application or constitutionality of this legislation. In the event this legislation is challenged and found to be invalid, Lorillard could be required to post a bond in an amount not capable of being bonded, resulting in execution of the judgment before it could be set aside on appeal. Lorillard believes that such a result would be unconstitutional and would also violate Florida law. Lorillard intends to take all appropriate steps to prevent this scenario from occurring and believes these efforts should be successful.

The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. See Note 17 of the Notes to Consolidated Financial Statements for additional information regarding this settlement and other litigation matters.

Lorillard generated net cash flow from operations of approximately $550.4 million for the year ended December 31, 2000, compared to $1,024.9 million for the prior year. Funds from operations continue to exceed operating requirements.

Loews Hotels

In 2000, Loews Hotels acquired the Coronado Bay Resort and opened the Loews Philadelphia Hotel. In 2001, Loews Hotels, with its partners, opened a second hotel at Universal Orlando in Florida and is developing a third hotel with its partners which is scheduled to open in 2002. Capital expenditures in relation to these hotel projects are being funded by a combination of equity from Loews Hotels and its partners, and mortgages.

Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore

During 2000, oil and gas prices remained significantly above historical averages. However, market recovery for various classes of equipment within the offshore drilling industry was inconsistent. Diamond Offshore believes that current expectations are for higher than average product prices to persist as world energy demand is increasing and short-term oil supplies are below historical averages. The growth in the offshore drilling industry, anticipated because of these favorable market fundamentals, is dependent on confidence by Diamond Offshore's customers that current levels of oil and gas prices will be sustained.

Utilization and dayrates for Diamond Offshore's domestic jack-up market improved significantly in 2000 as independent producers acted quickly to take advantage of the high natural gas prices which prevailed throughout the year. Although the improvement in the jack-up market leveled off during the fourth quarter of 2000, it remains strong. Diamond Offshore's outlook for this market is for continued strength, especially if the recovery of the international jack-up market creates a tight supply of jack-ups in the Gulf of Mexico.

During 2000, there was increased interest for Diamond Offshore's deepwater high specification rig fleet with both utilization and dayrates increasing. Diamond Offshore believes that prospects are good for further improvement in this market, as most recent dayrates are greater than rates under current contracts. Most of the existing contracts are for short-term, well-to-well work and Diamond Offshore anticipates upward pressure on rates as these existing contracts are renewed or replaced.

For Diamond Offshore's other semisubmersible rig fleet, the market began to experience growth in the latter half of 2000 with both dayrates and utilization increasing. Currently, all of the domestic marketed rigs in this class are working or have commitments. If the backlog for these rigs continues to increase, Diamond Offshore expects further increases in dayrates.

Diamond Offshore believes that the international markets are also strengthening for all classes of equipment. Dayrates are increasing and that trend is expected to continue into the second half of the year. All three of Diamond Offshore's rigs located in the North Sea have recently committed for work at dayrates that are well above their previously contracted dayrates. Five of Diamond Offshore's six rigs operating in Brazil are committed under long-term contracts ranging from 18 months to approximately three years.

At December 31, 2000, cash and marketable securities totaled $862.1 million, up from $641.4 million at December 31, 1999. In June 2000, Diamond Offshore issued zero coupon convertible debentures maturing June 2020 with a face value of $805.0 million and received net proceeds of approximately $392.6 million. The debentures were issued at a discount providing a yield to maturity of

3.5%, and are convertible into 8.6075 shares of Diamond Offshore common stock per $1,000 debenture. On March 7, 2001 Diamond Offshore called for redemption its 3.75% convertible subordinated notes due 2007 at a redemption price of 102.1%. Approximately $400.0 million of these notes are outstanding. These notes are convertible into Diamond Offshore common stock at a conversion price of $40.50 per share until the day prior to the April 6, 2001 redemption date.

During 2000, Diamond Offshore purchased 2.7 million shares of its common stock at an aggregate cost of $93.0 million. Depending on market conditions, Diamond Offshore may, from time to time, purchase shares of its common stock in the open market.

During the year ended December 31, 2000, Diamond Offshore expended $250.9 million, including capitalized interest expense, for rig upgrades, primarily for the conversion of the Ocean Confidence. Also included in this amount is approximately $16.0 million expended for variable deckload and water depth capability upgrades on the Ocean Epoch. Diamond Offshore expects to spend approximately $144.8 million for rig upgrade capital expenditures during 2001 which are primarily costs associated with the deepwater upgrade of the Ocean Baroness. Included in this amount is approximately $20.0 million for accommodations and stability enhancement upgrade on the Ocean Nomad.

The conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit was completed and the rig was accepted by the customer on January 5, 2001 at which time it began a five-year drilling program in the Gulf of Mexico. The net cost of conversion for this rig was approximately $450.0 million. Future revenues to be generated by the Ocean Confidence under its five-year contract are estimated to be $311.5 million including the effect of an $8.1 million reduction that resulted from the late delivery of the rig. Additional revenue reductions could occur during the first two wells under the drilling contract based on the nature of any downtime.

The significant upgrade of Diamond Offshore's semisubmersible, the Ocean Baroness, to high specification capabilities will be an enhanced version of Diamond Offshore's Victory-class upgrades. The initial estimated cost for the deepwater upgrade of the Ocean Baroness is approximately $180.0 million and is anticipated to take approximately 18 months, with an expected delivery date of February 2002. During the year ended December 31, 2000, Diamond Offshore expended $21.9 million for the deepwater upgrade of the Ocean Baroness.

During the year ended December 31, 2000, Diamond Offshore expended $73.0 million for its continuing rig enhancement program and other corporate requirements. Diamond Offshore has budgeted $106.0 million for 2001 capital expenditures associated with these items.

Cash required to meet Diamond Offshore's capital commitments is determined by evaluating rig upgrades to meet specific customer requirements and by evaluating Diamond Offshore's continuing rig enhancement program, including water depth and drilling capability upgrades. It is management's opinion that operating cash flows and Diamond Offshore's cash reserves will be sufficient to meet these capital commitments; however, periodic assessments will be made based on industry conditions. In addition, Diamond Offshore may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses, or for general corporate purposes. Diamond Offshore's ability to effect any such issuance will be dependent on its results of operations, its current financial and market conditions, and other factors beyond its control.

Bulova
For the year ended December 31, 2000, net cash used for operating activities was $15.9 million as compared with net cash inflows of $8.6 million in 1999. Bulova's cash and cash equivalents, and investments amounted to $16.9 million at December 31, 2000, compared to $34.1 million in 1999. The decrease is primarily the result of an increase in inventory purchases to meet Bulova's spring 2001 sales forecast. Funds for capital expenditures and working capital requirements are expected to be provided from operations and existing cash balances. No material capital expenditures are anticipated during 2001.

Majestic Shipping

Subsidiaries of Majestic Shipping Corporation ("Majestic"), a wholly owned subsidiary of the Company, entered into agreements with a Korean shipyard for the new building of four 442,500 deadweight ton, ultra-large crude carrying ships ("ULCCs"). Hellespont Shipping Corporation ("Hellespont"), a 49% owned subsidiary of Majestic, also entered into agreements with another Korean shipyard for the new building of four 303,000 deadweight ton, very large crude carrying ships ("VLCCs"). In connection with the contracts for the new building of four VLCCs, a subsidiary of the Company entered into time charter agreements for five year periods commencing upon the delivery of each VLCC. The Company has guaranteed performance by its subsidiary under the time charter agreements. The total cost of the eight ships is estimated to amount to approximately $660.0 million. The financing for the ULCCs and VLCCs will be provided through equity contributions by the Company and Hellespont, respectively, and bank debt guaranteed by Majestic and Hellespont, respectively. The Company has agreed to provide credit support for Majestic's and Hellespont's bank debt by making available to the borrowers limited operating cash flow credit facilities.

Parent Company

During 2000, the Company purchased 5,866,600 shares of its outstanding Common Stock at an aggregate cost of $305.7 million. Depending on market conditions, the Company from time to time purchases shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

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

The Company enters into short sales and invests in certain derivative instruments for a number of purposes, including: (i) asset and liability management activities, (ii) income enhancements for its portfolio management strategy, and (iii) to benefit from anticipated future movements in the underlying markets. If such movements do not occur as anticipated, then significant losses may occur.

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

CNA's investment policies for both the general and Separate Accounts portfolios emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 93.0% and 94.2% of which are rated as investment-grade at December 31, 2000 and 1999, respectively.

The following table summarizes the ratings of CNA's general account fixed maturity bond portfolio at fair value:

December 31                                                   2000                   1999
------------------------------------------------------------------------------------------------
(Amounts in millions of dollars)

U.S. government and affiliated agency securities     $ 8,689.0     32.7%     $ 8,781.0     32.4%
Other AAA rated                                        7,120.0     26.8        9,692.0     35.7
AA and A rated                                         5,954.0     22.4        4,465.0     16.5
BBB rated                                              3,066.0     11.5        2,598.0      9.6
Below investment-grade                                 1,769.0      6.6        1,582.0      5.8
------------------------------------------------------------------------------------------------
Total                                                $26,598.0    100.0%     $27,118.0    100.0%
================================================================================================

The following table summarizes the bond ratings of the investments supporting CNA's Separate Accounts products which guarantee principal and a specified rate of interest:

December 31                                                   2000                   1999
------------------------------------------------------------------------------------------------
(Amounts in millions of dollars)

U.S. government and affiliated agency securities     $   224.0      9.8%     $    59.0      2.1%
Other AAA rated                                        1,248.0     54.5        1,795.0     62.2
AA and A rated                                           374.0     16.3          548.0     19.0
BBB rated                                                397.0     17.3          375.0     13.0
Below investment-grade                                    49.0      2.1          107.0      3.7
------------------------------------------------------------------------------------------------
Total                                                $ 2,292.0    100.0%     $ 2,884.0    100.0%
================================================================================================

At December 31, 2000 and 1999, approximately 98.0% and 95.4% of the general account bond portfolio, and 99.0% and 96.9% of the guaranteed investment contract bond portfolio, respectively, were U.S. government agency securities or were rated by Standard & Poor's or Moody's Investors Service. The remaining bonds were rated by other rating agencies, outside brokers or CNA's management.

High yield securities are bonds rated as below investment-grade (below BBB) by bond rating agencies and other unrated securities that, in the opinion of management, are below investment grade. High yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions in the underlying insurance products.

CNA's concentration in high yield bonds was approximately 6.6% and 5.8% of the general account portfolio and 2.1% and 3.7% of the guaranteed investment contract portion of CNA's Separate Accounts bond portfolio as of December 31, 2000 and 1999, respectively.

Included in CNA's general account fixed maturity securities at December 31, 2000 are $7,623.0 million of asset-backed securities, at fair value, consisting of approximately 46.0% in U.S. government agency issued pass-through certificates, 34.0% in collateralized mortgage obligations ("CMOs"), 16.0% in corporate asset-backed obligations and 4.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

At December 31, 2000 and 1999, short-term investments consisted primarily of commercial paper and money market funds.

Total Separate Accounts investments at fair value were approximately $4.1 and $4.5 billion at December 31, 2000 and 1999, respectively, with taxable fixed maturities representing approximately 65.2% and 72.4% of the totals, respectively. Approximately 57.0% and 63.0% of Separate Accounts investments at December 31, 2000 and 1999, respectively, are used to fund guaranteed investment contracts for which Continental Assurance Company and Valley Forge Life Insurance Company guarantee principal and a specified return to the contract holders (guaranteed investment contracts). The duration of fixed maturity securities included in the guaranteed investment contract portfolio is matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts.

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk). CNA considers the derivatives in its general account to be held for purposes other than trading. Derivative securities are recorded at fair value at the reporting date.

Certain derivatives in Separate Accounts are held for trading purposes. CNA uses these derivatives to mitigate market risk by purchasing Standard and Poor's 500 index futures contracts in a notional amount equal to the contract liability relating to Life Operations' Index 500 guaranteed investment contract product.

CNA's largest equity holding in a single issuer is Global Crossing common stock. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of CNA's ownership in Global Crossing.

CNA's second largest equity holding is Canary Wharf. During 2000, CNA experienced a net decrease in unrealized gains of $334.0 million on its position in Canary Wharf, which was valued at $291.0 million on December 31, 2000. The majority of this decline was due to the sale of 60.1 million shares, resulting in a pre-tax realized gain of $444.0 million.

ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. A derivative may be specifically designated as a hedge of the exposures to changes in the fair value, cash flows or foreign currencies. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company is required to adopt SFAS No. 133 effective January 1, 2001. The transition adjustment resulting from adoption must be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The Company estimates that the initial adoption of SFAS No. 133 will not have a material impact on the Company's shareholders' equity; however, adoption will result in an estimated decrease to 2001 earnings of $54.0 million, net of taxes and minority interest. Of this estimated transition amount, approximately $50.0 million, net of taxes and minority interest, relates to investments and investment-related derivatives (related primarily to CNA's hedged position in Global Crossing common stock, see Note 2 of the Notes to Consolidated Financial Statements). Because the Company already carries its investment-related derivatives at fair value through other comprehensive income, there is an equal and offsetting favorable adjustment of $50.0 million to shareholders' equity. The remainder of the estimated transition adjustment is attributable to collateralized debt obligation products that are derivatives under SFAS No. 133.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and No. 101B, was effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this bulletin, which occurred on October 1, 2000, did not have a significant impact on the results of operations or equity of the Company.

In 2001, the Company is required to implement the provisions of the FASB's Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. Implementation of the recognition and measurement criteria will not have a material impact to the Company's results of operations or equity. Implementation of this Issue will result in reclassifying certain promotional expenses from Other Operating Expenses to become a reduction of Revenues from Manufactured Products.

Effective January 1, 2001, the Company is required to adopt statutory basis accounting changes related to the National Association of Insurance Commissioners codification of Statutory Accounting Practices. The Company estimates that the adoption of Codification, as modified, will increase statutory capital and surplus as of January 1, 2001 by approximately $77.0 million, which primarily relates to deferred tax assets offset by insurance-related assessments and pension liabilities.

FORWARD-LOOKING STATEMENTS

When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and equities) or in the value of specific investments; changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; changes in foreign and domestic oil and gas exploration and production activity, and expenditures related to rig conversion and upgrade; changes in rating agency policies and practices, the results of financing efforts; and agreements and various other matters and risks, many of which are beyond the Company's control.

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

Condensed Balance Sheet Information
Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the
Equity Method)

December 31                                                 2000          1999
------------------------------------------------------------------------------
(Amounts in millions)

Assets:

Current assets                                         $   579.7     $   872.7
Investments in U.S. government securities and other      4,417.1       4,447.2
------------------------------------------------------------------------------
Total current assets and investments in securities       4,996.8       5,319.9
Investment in CNA                                        8,407.1       7,612.0
Investment in Diamond Offshore                             975.8         963.7
Other assets                                             1,119.4         850.6
------------------------------------------------------------------------------
Total assets                                           $15,499.1     $14,746.2
==============================================================================

Liabilities and Shareholders' Equity:

Current liabilities                                    $ 1,543.3     $ 1,418.3
Securities sold under agreements to repurchase                           347.8
Long-term debt, less current maturities and
 unamortized discount                                    2,450.8       2,426.7
Other liabilities                                          313.9         575.7
------------------------------------------------------------------------------
Total liabilities                                        4,308.0       4,768.5
Shareholders' equity                                    11,191.1       9,977.7
------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $15,499.1     $14,746.2
==============================================================================

Condensed Statements of Income Information
Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31                        2000          1999         1998
------------------------------------------------------------------------------
(Amounts in millions)

Revenues:

Manufactured products and other            $4,751.5     $4,485.9     $3,207.6
Investment income                             258.5        198.1        233.3
Investment losses                              (7.4)      (461.7)      (545.6)
------------------------------------------------------------------------------
Total                                       5,002.6      4,222.3      2,895.3
==============================================================================

Expenses:

Cost of manufactured products sold
 and other                                  3,593.5      3,374.0      2,044.1
Tobacco litigation settlements                                          579.0
Interest                                      140.3        143.4        135.9
Income tax expense                            492.1        299.7         87.3
------------------------------------------------------------------------------
Total                                       4,225.9      3,817.1      2,846.3
------------------------------------------------------------------------------
Income from operations                        776.7        405.2         49.0
Equity in income of:
  CNA                                       1,068.0         43.2        234.7
  Diamond Offshore                             32.0         72.7        181.1
------------------------------------------------------------------------------
Income before cumulative effect of
 changes in accounting principles           1,876.7        521.1        464.8
Cumulative effect of changes in
 accounting principles-net                                (157.9)
------------------------------------------------------------------------------
Net income                                 $1,876.7     $  363.2     $  464.8
==============================================================================

Condensed Statements of Cash Flow Information
Loews Corporation and Subsidiaries (Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31                        2000          1999         1998
------------------------------------------------------------------------------
(Amounts in millions)

Operating Activities:

Net income                                $ 1,876.7     $  363.2     $  464.8
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Undistributed earnings of CNA and
   Diamond Offshore                        (1,064.9)       (75.4)      (380.7)
  Cumulative effect of change in
   accounting principles                                   157.9
  Investment losses                             7.4        461.7        545.6
  Other                                        12.5        (23.8)       (28.9)
Changes in assets and liabilities-net         (88.0)      (376.3)      (399.9)
------------------------------------------------------------------------------
Total                                         743.7        507.3        200.9
------------------------------------------------------------------------------

Investing Activities:

Net decrease in short-term investments,
 primarily U.S. government securities         193.2        242.9         30.8
Securities sold under agreements
 to repurchase                               (347.8)      (101.9)       449.7
Purchases of CNA common stock                             (107.0)        (4.2)
Redemption (purchase) of CNA preferred
 stock                                                     200.0       (200.0)
Other                                        (198.1)       (62.0)       (83.5)
------------------------------------------------------------------------------
Total                                        (352.7)       172.0        192.8
------------------------------------------------------------------------------

Financing Activities:

Dividends paid to shareholders                (99.7)      (108.9)      (114.6)
Increase (decrease) in long-term debt-net      26.1         20.5        (52.0)
Purchases of treasury shares                 (305.7)      (601.6)      (218.0)
------------------------------------------------------------------------------
Total                                        (379.3)      (690.0)      (384.6)
------------------------------------------------------------------------------

Net change in cash                             11.7        (10.7)         9.1
Cash, beginning of year                         9.9         20.6         11.5
------------------------------------------------------------------------------
Cash, end of year                         $    21.6     $    9.9     $   20.6
==============================================================================

Item 7A. Quantitative and Qualitative Disclosures About Market Risk


The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the income statement. Market risk exposure is presented for each class of financial instrument held by the Company at December 31, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

Historically the most significant areas of market risk in the Company's trading portfolio result from positions held in S&P futures contracts, short sales of certain equity securities and put options purchased on the S&P 500 index. The Company entered into these positions primarily to benefit from anticipated future movements in the underlying markets that Company management expected to occur. If such movements do not occur or if the market moves in the opposite direction from what management expects, significant losses may occur. The Company has maintained short positions, in the form of futures or options - most recently as put options - since 1996. Substantially all of these index short positions were closed during the second quarter of 2000.

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

Trading portfolio:

Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
December 31                                      2000        1999            2000          1999
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities                           $ 248.2     $ 225.0          $(62.0)     $   57.0
  Options - purchased                            22.7       188.9             4.0        (154.0)
          - written                             (17.5)      (25.8)           (3.0)         10.0
  Index futures - long                                                                     51.0
                - short                                                       1.0          (6.0)
  Short sales                                  (201.1)     (218.5)           50.0         (55.0)
  Separate Accounts - Equity securities (a)       2.7        19.2            (1.0)          5.0
                    - Other invested assets     404.3       318.9            (7.0)          6.0
Interest rate (2):
  Futures - long                                                             17.0          18.0
          - short                                                           (52.0)        (48.0)
  Separate Accounts - Fixed maturity
   securities                                   410.1       333.3            19.0          13.0
Commodities:
  Oil (3):
    Swaps                                                      .2                          (1.0)
    Options                                                   (.7)                         (2.0)
  Gold (4):
    Options - purchased                          11.8        15.6           (12.0)        (14.0)
            - written                                        (5.2)                          5.0
------------------------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% from
      December 31, 2000, and an increase in equity prices of 25% from December
31, 1999, (2) a
      decrease in interest rates of 100 basis points, (3) a decline in oil prices of 20% and (4)
      an increase in gold prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)   In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(245.0) and $(261.0) at
      December 31, 2000 and 1999, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
December 31                                      2000        1999            2000          1999
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities:
    General accounts (a)                    $ 2,411.6   $ 3,609.6       $  (456.0)    $  (902.0)
    Separate accounts                           212.4       241.1           (53.0)        (60.0)
  Other invested assets                       1,333.0     1,331.0          (112.0)       (111.0)
  Separate Accounts - Other Invested Assets     443.4       175.8          (111.0)        (44.0)
Interest rate (2):
  Fixed maturities (a)                       27,244.3    27,924.4        (1,458.0)     (1,286.0)
  Short-term investments (a)                  9,100.3     7,317.8            (4.0)         (2.0)
  Other derivative securities                     2.1        16.3             1.0          16.0
  Separate Accounts (a):
    Fixed maturities                          2,292.5     2,926.9          (118.0)       (115.0)
    Short-term investments                      150.4        59.2
  Long-term debt                             (5,747.0)   (5,292.0)
------------------------------------------------------------------------------------------------

Note:  The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2)
       an increase in interest rates of 100 basis points.

(a)    Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(581.0) and $(437.0) at December 31, 2000 and 1999, respectively.

Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at December 31, 2000 and 1999, with all other variables held constant.

Interest Rate Risk - The Company has exposure to interest rate risk arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. The Company monitors its sensitivity to interest rate risk by evaluating the change in the value of its financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates by varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of the Company's investments and the resulting effect on shareholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices which the Company believes are reasonably possible over a one-year period.

The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on December 31, 2000 and 1999 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

The Company's long-term debt, including interest rate swap agreements, as of December 31, 2000 and 1999 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $352.0 and $301.7 million, respectively. A 100 basis point decrease would result in an increase in market value of $398.8 and $335.9 million, respectively.

The sensitivity analysis assumes an instantaneous shift in market interest rates changing by 100 basis points from their levels at December 31, 2000 and 1999, with all other variables held constant.

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at December 31, 2000 and 1999, with all other variables held constant.

Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in oil swaps and options, and gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at December 31, 2000 and 1999.

Item 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets

------------------------------------------------------------------------------
Assets:
------------------------------------------------------------------------------

December 31                                            2000              1999
------------------------------------------------------------------------------
(Dollar amounts in millions)

Investments (Notes 1, 2, 3 and 4):

  Fixed maturities, amortized cost of
   $27,167.5 and $28,637.7                        $27,244.3         $27,924.4

  Equity securities, cost of $1,462.5
   and $1,870.2                                     2,682.5           4,023.5

  Other investments                                 1,368.5           1,367.3

  Short-term investments                            9,100.3           7,317.8
------------------------------------------------------------------------------
Total investments                                  40,395.6          40,633.0

Cash                                                  195.2             183.9

Receivables-net (Notes 1 and 5)                    15,301.6          13,540.9

Property, plant and equipment-net
 (Notes 1 and 6)                                    3,206.3           2,952.7

Deferred income taxes (Note 8)                        404.0             773.9

Goodwill and other intangible assets-net
 (Note 1)                                             378.7             409.5

Other assets (Notes 1, 12, 14 and 15)               4,291.3           3,931.1

Deferred acquisition costs of insurance
 subsidiaries (Note 1)                              2,417.8           2,435.6

Separate Account business (Notes 1 and 3)           4,286.6           4,603.1
------------------------------------------------------------------------------
Total assets                                      $70,877.1         $69,463.7
==============================================================================

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets


------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
------------------------------------------------------------------------------

December 31                                            2000              1999
------------------------------------------------------------------------------
(Dollar amounts in millions)

Insurance reserves (Notes 1 and 7):

  Claim and claim adjustment expense              $26,962.7         $27,355.9
  Future policy benefits                            6,669.5           6,102.0
  Unearned premiums                                 4,820.6           5,103.1
  Policyholders' funds                                601.5             709.9
------------------------------------------------------------------------------
Total insurance reserves                           39,054.3          39,270.9
Payable for securities purchased (Note 4)             971.4             516.6
Securities sold under agreements to repurchase
 (Notes 1 and 2)                                    1,308.4           1,647.3
Long-term debt, less unamortized discounts
 (Notes 3 and 9)                                    6,040.0           5,706.3
Other liabilities (Notes 1, 3 and 14)               5,817.4           5,391.5
Separate Account business (Notes 1 and 3)           4,286.6           4,603.1
------------------------------------------------------------------------------
Total liabilities                                  57,478.1          57,135.7
------------------------------------------------------------------------------

Minority interest                                   2,207.9           2,350.3
------------------------------------------------------------------------------

Commitments and contingent liabilities
  (Notes 1, 2, 4, 7, 8, 9, 11, 12, 13,
   14, 15 and 17)

Shareholders' equity (Notes 1, 2, 9 and 10):
  Common stock, $1 par value:
    Authorized - 400,000,000 shares
    Issued and outstanding - 98,614,000
     and 104,480,600 shares                            98.6             104.5
  Additional paid-in capital                          144.2             150.7
  Earnings retained in the business                10,191.6           8,705.9
  Accumulated other comprehensive income              756.7           1,016.6
------------------------------------------------------------------------------
Total shareholders' equity                         11,191.1           9,977.7
------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $70,877.1         $69,463.7
==============================================================================

Consolidated Statements of Income


Year Ended December 31                       2000          1999          1998
------------------------------------------------------------------------------
(Amounts in millions, except per share data)

Revenues (Note 1):

Insurance premiums (Note 15)            $11,471.7     $13,276.7     $13,530.1
Investment income, net of expenses
 (Note 2)                                 2,387.9       2,332.5       2,408.3
Investment gains (losses) (Note 2)        1,313.9        (158.2)        135.7
Manufactured products (including
 excise taxes of $667.9, $512.6
 and $495.3)                              4,383.6       4,125.3       2,936.6
Other                                     1,780.7       1,888.9       2,285.3
------------------------------------------------------------------------------
Total                                    21,337.8      21,465.2      21,296.0
------------------------------------------------------------------------------

Expenses (Note 1):

Insurance claims and policyholders'
 benefits (Notes 7 and 15)                9,831.1      11,890.3      11,700.9
Amortization of deferred policy
 acquisition costs                        1,879.8       2,142.6       2,180.2
Cost of manufactured products sold
 (Note 17)                                2,251.1       2,116.4       1,027.7
Other operating expenses                  3,813.0       4,017.4       4,361.6
Tobacco litigation settlements (Note 17)                                579.0
Interest                                    356.9         354.3         369.2
------------------------------------------------------------------------------
Total                                    18,131.9      20,521.0      20,218.6
------------------------------------------------------------------------------
                                          3,205.9         944.2       1,077.4
------------------------------------------------------------------------------

Income taxes (Note 8)                     1,106.9         305.5         354.5
Minority interest                           222.3         117.6         258.1
------------------------------------------------------------------------------
Total                                     1,329.2         423.1         612.6
------------------------------------------------------------------------------

Income before cumulative effect of
 changes in accounting principles         1,876.7         521.1         464.8
Cumulative effect of changes in
 accounting principles-net (Note 1)                      (157.9)
------------------------------------------------------------------------------
Net income                              $ 1,876.7    $    363.2     $   464.8
==============================================================================

Net income per share (Note 10):
  Income before cumulative effect of
    changes in accounting principles    $   18.88    $     4.80     $    4.06
  Cumulative effect of changes in
    accounting principles-net                             (1.45)
------------------------------------------------------------------------------
Net income                              $   18.88    $     3.35     $    4.06
==============================================================================

Pro forma net income to reflect
 two-for-one stock split                $    9.44    $     1.67     $    2.03
==============================================================================

See Notes to Consolidated Financial Statements.

Consolidated Statements Of Shareholders' Equity


                                             Earnings  Accumulated    Common
                                           Additional  Retained     Other       Stock
                      Comprehensive Common   Paid-in    in the  Comprehensive   Held in
                          Income     Stock   Capital   Business    Income      Treasury    Total
------------------------------------------------------------------------------------------------
(Amounts in millions, except per share data)

Balance, December
 31, 1997                           $115.0  $165.8     $ 8,895.4  $  488.9            $ 9,665.1
Comprehensive income:
  Net income           $   464.8                           464.8                          464.8
  Other comprehensive
   income (Note 10)        403.9                                     403.9                403.9
                       ---------
  Comprehensive income $   868.7
                       =========
Dividends paid,
 $1.00 per share                                          (114.6)                        (114.6)
Purchases of common
 stock                                                                       $(218.0)    (218.0)
Retirement of
 treasury stock                       (2.4)   (3.5)       (212.1)              218.0
------------------------------------------------------------------------------------------------
Balance, December
 31, 1998                            112.6   162.3       9,033.5     892.8             10,201.2
Comprehensive income:
  Net income           $   363.2                           363.2                          363.2
  Other comprehensive
   income (Note 10)        123.8                                     123.8                123.8
                       ---------
  Comprehensive income $   487.0
                       =========
Dividends paid,
 $1.00 per share                                          (108.9)                        (108.9)
Purchases of common
 stock                                                                        (601.6)    (601.6)
Retirement of
 treasury stock                       (8.1)  (11.6)       (581.9)              601.6
------------------------------------------------------------------------------------------------
Balance, December
 31, 1999                            104.5   150.7       8,705.9   1,016.6              9,977.7
Comprehensive income:
  Net income           $ 1,876.7                         1,876.7                        1,876.7
  Other comprehensive
   losses (Note 10)       (259.9)                                   (259.9)              (259.9)
                       ---------
  Comprehensive income $ 1,616.8
                       =========
Equity in certain
 transactions of
 subsidiary
 companies                                     2.0                                          2.0
Dividends paid,
 $1.00 per share                                           (99.7)                         (99.7)
Purchases of
 common stock                                                                 (305.7)    (305.7)
Retirement of
 treasury stock                       (5.9)   (8.5)       (291.3)              305.7
------------------------------------------------------------------------------------------------
Balance, December
 31, 2000                           $ 98.6  $144.2     $10,191.6  $  756.7            $11,191.1
================================================================================================

See Notes to Consolidated Financial Statements.

Consolidated Statements Of Cash Flows


Year Ended December 31                       2000          1999          1998
------------------------------------------------------------------------------
(Amounts in millions)

Operating Activities:

Net income                               $  1,876.7    $   363.2   $    464.8
Adjustments to reconcile net income
 to net cash used by operating
 activities:
  Cumulative effect of changes in
   accounting principles                                   157.9
  Investment (gains) losses                (1,313.9)       158.2       (135.7)
  Provision for minority interest             222.3        117.6        258.1
  Amortization of investments                (370.5)      (301.2)      (217.3)
  Depreciation and amortization               356.6        395.3        437.0
  Provision for deferred income taxes         532.7        153.5         44.4
Changes in assets and liabilities-net:
  Reinsurance receivables                  (1,729.2)       615.9       (523.5)
  Other receivables                            74.1       (602.8)      (122.9)
  Prepaid reinsurance premiums                 10.7       (152.1)      (434.8)
  Deferred policy acquisition costs          (132.2)      (220.8)      (280.5)
  Insurance reserves and claims              (127.6)    (1,192.9)       586.3
  Other liabilities                           447.2        634.7        298.9
  Trading securities                         (157.5)      (759.0)      (545.7)
  Transfer of business-reinsurance            (41.3)    (1,149.2)
  Other-net                                  (114.8)      (286.7)        77.6
------------------------------------------------------------------------------
                                             (466.7)    (2,068.4)       (93.3)
------------------------------------------------------------------------------

Investing Activities:

Purchases of fixed maturities             (60,838.3)   (58,532.7)   (70,141.5)
Proceeds from sales of fixed maturities    58,345.0     57,211.8     66,429.6
Proceeds from maturities of fixed
 maturities                                 4,222.3      2,995.5      3,564.0
Purchases of equity securities             (1,858.0)    (1,575.4)    (1,072.6)
Proceeds from sales of equity securities    2,941.6      1,803.4        850.8
Purchases of property and equipment          (667.2)      (708.2)      (644.0)
Securities sold under agreements to
 repurchase                                  (338.9)     1,067.8        426.8
Change in short-term investments           (1,125.2)       507.3        786.6
Change in other investments                   336.2        270.0         50.0
------------------------------------------------------------------------------
                                            1,017.5      3,039.5        249.7
------------------------------------------------------------------------------

Consolidated Statements Of Cash Flows


Year Ended December 31                       2000          1999          1998
------------------------------------------------------------------------------
(Amounts in millions)

Financing Activities:

Dividends paid to shareholders            $ (99.7)    $  (108.9)     $ (114.6)
Dividends paid to minority interests        (33.5)        (40.1)        (40.7)
Purchases of treasury shares               (305.7)       (601.6)       (218.0)
Purchases of treasury shares by
 subsidiaries                              (127.9)                     (191.1)
Redemption of preferred stock by
 subsidiary                                (150.0)
Principal payments on long-term debt       (166.6)       (478.1)       (861.9)
Issuance of long-term debt                  476.9         225.1       1,073.8
Receipts credited to policyholders            4.8           7.0           6.2
Withdrawals of policyholder
 account balances                          (137.8)        (78.0)        (20.5)
------------------------------------------------------------------------------
                                           (539.5)     (1,074.6)       (366.8)
------------------------------------------------------------------------------

Net change in cash                           11.3        (103.5)       (210.4)
Cash, beginning of year                     183.9         287.4         497.8
------------------------------------------------------------------------------
Cash, end of year                         $ 195.2     $   183.9      $  287.4
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

Accounting changes - In the first quarter of 2000, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." Adoption of SOP 98-7 did not have a material impact on the financial position or results of operations of the Company.

Effective January 1, 1999, the Company adopted SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," and SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 97-3 requires insurance companies to recognize liabilities for insurance-related assessments when an assessment is probable, when it can be reasonably estimated, and when the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements.

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
                                                                        ------
                                                                        $157.9
                                                                        ======

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and No. 101B, was effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this bulletin, which occurred on October 1, 2000, did not have a significant impact on the results of operations or equity of the Company.

Common stock split - On February 20, 2001, the Board of Directors declared a two-for-one stock split, by way of a stock dividend, effective March 21, 2001. All share and per share data has not been restated to retroactively reflect the stock split.

Investments - Investments in securities, which are held principally by insurance subsidiaries of CNA Financial Corporation ("CNA"), an 87% owned subsidiary, are carried as follows:

The Company classifies fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities held by insurance subsidiaries as available-for-sale, and are carried at fair value. Changes in fair value are recorded as a component of accumulated other comprehensive income in shareholders' equity, net of applicable deferred income taxes and participating policyholders' and minority interest. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, and amortization and accretion are included in investment income. Investments are written down to estimated fair values and losses are recognized in income when a decline in value is determined to be other than temporary.

Equity securities in the parent company's investment portfolio are classified as trading securities in order to reflect the Company's investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the income statement.

Derivative instruments are generally held for trading purposes and, as such, are marked to market. Changes in fair value are included in investment gains or losses in the income statement. Derivatives used to hedge the fair value of assets or liabilities are classified with the related hedged item in the consolidated balance sheets. Interest rate swaps which are used to manage the Company's exposure to variable rate long-term debt are not considered held for trading purposes. Such swaps are accounted for on an accrual basis and are included in the income statement as an adjustment to interest expense.

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

Securities sold under agreements to repurchase - The Company lends securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must deposit collateral with the Company equal to 100% of the fair value of these securities if the collateral is cash, or 102% of the fair value of the securities, if the collateral is securities. Cash deposits from these transactions are invested in short-term investments (primarily U.S. government securities and commercial paper) and a liability is recognized for the obligation to return the collateral. The fair value of collateral held and included in short-term investments was $885.0 and $1,300.0 at December 31, 2000 and 1999, respectively. The Company continues to receive the interest on loaned debt securities, as beneficial owner, and accordingly, loaned debt securities are included in fixed maturity securities.

Insurance Operations - Premium revenues - Insurance premiums on property and casualty, and accident and health insurance contracts are earned ratably over the duration of the policies after provision for estimated adjustments on retrospectively rated policies and deductions for ceded insurance. The reserve for unearned premium on these contracts represents the portion of premiums written relating to the unexpired terms of coverage. Revenues on interest sensitive contracts are comprised of contract charges and fees, which are recognized over the coverage period. Premiums for other life insurance products and annuities are recognized as revenue when due, after deductions for ceded insurance premiums.

Claim and claim adjustment expense reserves - Claim and claim adjustment expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and health disability claims, are not discounted and are based on (i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations,
(ii) estimates of unreported losses, (iii) estimates of losses on assumed reinsurance, (iv) estimates of future expenses to be incurred in settlement of claims, and (v) estimates of claim recoveries, exclusive of reinsurance recoveries, which are reported as an asset. Management considers current conditions and trends as well as past company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance.

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

Structured settlements have been negotiated for claims on certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CNA's life insurance subsidiary for which the related annuity obligations are recorded in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 6.0% to 7.5%. At December 31, 2000 and 1999, the discounted reserves for unfunded structured settlements were $884.0 and $883.0, respectively (net of discounts of $1,473.0 and $1,483.0, respectively).

Workers' compensation lifetime claim reserves and accident and health disability claim reserves are calculated using mortality and morbidity assumptions based on CNA's and industry experience, and are discounted at interest rates allowed by insurance regulators that range from 3.5% to 6.5%. At December 31, 2000 and 1999, such discounted reserves totaled $2,205.0 and $2,174.0, respectively (net of discounts of $940.0 and $893.0, respectively).

Future policy benefits reserves - Reserves for traditional life insurance products (whole and term life products) and long-term care products are computed using the net level premium method which incorporates actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration and include a margin for adverse deviation. Interest rates range from 3.0% to 9.0%, and mortality, morbidity and withdrawal assumptions are based on CNA and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Reserves for interest sensitive contracts are equal to the account balances that accrue to the benefit of the policyholders. Interest crediting rates ranged from 4.3% to 6.9% for the three years ended December 31, 2000.

Insurance-related assessments - CNA's participation in involuntary risk pools is mandatory and generally a function of its proportionate share of the voluntary market, by line of insurance, in each state in which it does business. Effective January 1, 1999, in accordance with SOP 97-3, CNA records liabilities for insurance-related assessments when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements. Insurance-related assessment liabilities are not discounted or recorded net of premium taxes. These liabilities are included as part of other liabilities in the Consolidated Balance Sheets.

Reinsurance - Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves, and reported as a receivable in the Consolidated Balance Sheets. Reinsurance contracts that do not meet the criteria for risk transfer are recorded in accordance with SOP No. 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The related deposit assets are recorded as reinsurance receivables in the Consolidated Balance Sheets.

Deferred acquisition costs - Costs that vary with and are related primarily to the acquisition of property and casualty insurance business, are deferred and amortized ratably over the period the related premiums are earned. Such costs include commissions, premium taxes, and certain underwriting and policy issuance costs. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

Life insurance business acquisition costs are deferred and amortized based on assumptions consistent with those used for computing future policy benefits reserves. Deferred acquisition costs on traditional life business are amortized over the assumed premium paying periods. The amortization of deferred acquisition costs for universal life and annuity contracts is matched to the recognition of gross profits on these contracts. To the extent that unrealized gains or losses on available-for-sale securities would result in an adjustment of deferred acquisition costs, had those gains or losses actually been realized, an adjustment is recorded to deferred acquisition costs and to unrealized investment gains or losses which are included in accumulated other comprehensive income and reported as a component of shareholders' equity.

Separate Account business - CNA's life insurance subsidiaries, Continental Assurance Company ("CAC") and

Valley Forge Life Insurance Company ("VFL"), write investment and annuity contracts. The supporting assets and liabilities of certain of these contracts are legally segregated and reported in the accompanying Consolidated Balance Sheets as assets and liabilities of Separate Account business. CAC and VFL guarantee principal and a specified return to the contract holders on approximately 57% and 63% of the Separate Account business at December 31, 2000 and 1999, respectively. Substantially all assets of the Separate Account business are carried at fair value. Separate Account liabilities are carried at contract values.

Statutory accounting practices - CNA's insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by their respective jurisdiction's insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. CNA's insurance subsidiaries follow one significant permitted accounting practice related to discounting of certain non-tabular workers' compensation claims. The effect of this permitted practice was to increase statutory surplus by approximately $71.0, $95.0 and $118.0 at December 31, 2000, 1999 and 1998, respectively.
This practice was followed by an acquired company, and CNA received permission to eliminate the effect of the permitted practice after a 10 year period.

Statutory capital and surplus - Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by the regulations and statutes of various insurance regulators, for property and casualty and life insurance subsidiaries, are as follows:


                                   Statutory Capital         Statutory Net
                                      and Surplus            Income (Loss)
                                  --------------------------------------------
                                      December 31      Year Ended December 31
                                  --------------------------------------------
                                      2000      1999      2000    1999   1998
------------------------------------------------------------------------------
Property and casualty companies*  $8,387.0  $8,679.0  $1,118.0  $361.0 $161.0
Life insurance companies           1,274.0   1,222.0     (47.0)   77.0  (57.0)
------------------------------------------------------------------------------

*Surplus includes property and casualty companies' ownership in life insurance subsidiaries.

Effective January 1, 2001, CNA is required to adopt statutory basis accounting changes related to the NAIC codification of statutory accounting principles. CNA estimates that the adoption of this codification, as modified, will increase statutory capital and surplus as of January 1, 2001 by approximately $77.0, which primarily relates to deferred tax assets offset by insurance-related assessments and pension liabilities.

At December 31, 2000 and 1999, CNA maintained statutory deposits of cash and securities, with carrying values of $1,900.0 and $1,800.0, respectively, under requirements of regulatory authorities.

Tobacco product inventories - These inventories, aggregating $269.3 and $230.6 at December 31, 2000 and 1999, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method and primarily consist of leaf tobacco. If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $205.7 and $212.6 higher at December 31, 2000 and 1999, respectively.

Watch and clock inventories - These inventories, aggregating $56.1 and $36.8 at December 31, 2000 and 1999, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

Goodwill and other intangible assets - Goodwill, representing the excess of purchase price over fair value of the net assets of acquired entities, is generally amortized on a straight-line basis over the period of expected benefit ranging from 15 to 30 years. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Accumulated amortization at December 31, 2000 and 1999 was $442.0 and $414.8, respectively. Amortization expense amounted to $27.2, $30.5 and $101.3 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Supplementary cash flow information - Cash payments made for interest on long-term debt, including capitalized interest and commitment fees, amounted to approximately $361.3, $336.9 and $322.0 for the years ended December 31, 2000, 1999 and 1998, respectively. Cash payments made for federal, foreign, state and local income taxes, net of refunds, amounted to approximately $227.9, $205.2 and $395.1 for the years ended December 31, 2000, 1999 and 1998, respectively. In 1999, CNA exchanged its interest in Canary Wharf Limited Partnership into the common stock of Canary Wharf Group, plc. valued at approximately $539.0.

Accounting pronouncements - In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. A derivative may be specifically designated as a hedge of the exposures to changes in the fair value, cash flows or foreign currencies. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company is required to adopt SFAS No. 133 effective January 1, 2001. The transition adjustment resulting from adoption must be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Adoption of SFAS No. 133 will not have a material impact on the Company's shareholders' equity. It is estimated that the initial adoption as of January 1, 2001, will result in a decrease to 2001 earnings of $54.0, net of taxes and minority interest. Of this estimated transition amount, approximately $50.0, net of taxes and minority interest, relates to investments and investment-related derivatives (related primarily to CNA's hedged position in Global Crossing Ltd. ("Global Crossing") common stock). Because the Company already carries its investment-related derivatives at fair value through other comprehensive income, there is an equal and offsetting favorable adjustment of $50.0, to shareholders' equity. The remainder of the estimated transition adjustment is attributable to collateralized debt obligation products that are derivatives under SFAS No. 133.

In 2001, the Company is required to implement the provisions of the FASB's Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. Implementation of the recognition and measurement cri-

teria will not have a material impact to the Company's results of operations or equity. Implementation of this Issue will result in reclassifying certain promotional expenses from Other Operating Expenses to become a reduction of Revenues from Manufactured Products.

Reclassification - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2000.

Note 2. Investments -

Year Ended December 31                       2000          1999          1998
------------------------------------------------------------------------------

Investment income consisted of:

Fixed maturity securities                $1,798.0      $1,814.8      $1,911.2
Short-term investments                      420.2         362.4         404.7
Other                                       219.9         213.5         168.4
------------------------------------------------------------------------------
Total investment income                   2,438.1       2,390.7       2,484.3
Investment expenses                         (50.2)        (58.2)        (76.0)
------------------------------------------------------------------------------
Investment income-net                    $2,387.9      $2,332.5      $2,408.3
==============================================================================

Investment gains (losses) are as follows:

Trading securities:
  Derivative instruments (a)             $ (135.9)     $ (385.1)     $ (285.3)
  Equity securities, including
   short positions (a)                      131.2         (47.0)       (251.4)
------------------------------------------------------------------------------
                                             (4.7)       (432.1)       (536.7)
Other than trading:
  Fixed maturities                         (113.0)       (313.1)        469.3
  Equity securities                       1,109.9         356.7          38.1
  Short-term investments                     (2.4)         19.5         (21.4)
  Other, including guaranteed
   Separate Account business                324.1         210.8         186.4
------------------------------------------------------------------------------
Investment gains (losses)                 1,313.9        (158.2)        135.7
Income tax (expense) benefit               (458.5)         49.1         (56.2)
Minority interest                          (112.9)        (27.5)        (67.0)
------------------------------------------------------------------------------
Investment gains (losses)-net            $  742.5      $ (136.6)     $   12.5
==============================================================================

(a) Includes losses on short sales, equity index futures and options aggregating $14.5, $533.6 and $584.3 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has maintained short positions, in the form of futures or options - most recently as put options - since 1996. Substantially all of the index short positions were closed during the second quarter of 2000.


The carrying value of investments (other than equity securities) that did not produce income for the last twelve months is $35.5 at December 31, 2000.

Investment gains of $1,826.3, $854.0 and $1,448.4 and losses of $831.8, $790.9 and $962.4 were realized on securities available for sale for the years ended December 31, 2000, 1999 and 1998, respectively. Investment gains (losses) in 2000, 1999 and 1998 also include $16.5, $306.4 and $159.2 of net unrealized losses on equity securities in the Company's trading portfolio.

The amortized cost and market values of securities are as follows:

                                                                 Unrealized
                                               Amortized    --------------------          Market
December 31, 2000                                 Cost       Gains        Losses          Value
------------------------------------------------------------------------------------------------

U.S. government and obligations of
  government agencies                          $ 5,666.1    $  202.9     $    2.9     $ 5,866.1
Asset-backed                                     7,548.5        99.8         25.2       7,623.1
States, municipalities and political
 subdivisions-tax exempt                         3,279.3        79.2          9.1       3,349.4
Corporate                                        7,262.4       149.2        344.0       7,067.6
Other debt                                       3,357.2        62.5        135.3       3,284.4
Redeemable preferred stocks                         54.0          .2           .5          53.7
------------------------------------------------------------------------------------------------
Total fixed maturities available for sale       27,167.5       593.8        517.0      27,244.3
Equity securities available for sale             1,175.1     1,400.1        163.6       2,411.6
Equity securities, trading portfolio               287.4        58.3         74.8         270.9
Short-term investments available for sale        9,100.7          .6          1.0       9,100.3
------------------------------------------------------------------------------------------------
                                               $37,730.7    $2,052.8     $  756.4     $39,027.1
================================================================================================

December 31, 1999
------------------------------------------------------------------------------------------------

U.S. government and obligations of
 government agencies                           $ 9,105.7    $   14.3     $  138.6     $ 8,981.4
Asset-backed                                     7,253.5        14.1        228.5       7,039.1
States, municipalities and political
 subdivisions-tax exempt                         4,514.1        16.3        134.1       4,396.3
Corporate                                        5,516.9        34.0        305.0       5,245.9
Other debt                                       2,185.0        36.0         88.9       2,132.1
Redeemable preferred stocks                         62.5        71.6          4.5         129.6
------------------------------------------------------------------------------------------------
Total fixed maturities available for sale       28,637.7       186.3        899.6      27,924.4
Equity securities available for sale             1,149.9     2,634.5        174.8       3,609.6
Equity securities, trading portfolio               720.3        41.8        348.2         413.9
Short-term investments available for sale        7,318.5         1.3          2.0       7,317.8
------------------------------------------------------------------------------------------------
                                               $37,826.4    $2,863.9     $1,424.6     $39,265.7
================================================================================================

The amortized cost and market value of fixed maturities at December 31, 2000 and 1999 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

                                                         2000                      1999
                                               -------------------------------------------------
                                                Amortized    Market     Amortized         Market
December 31, 2000                                 Cost       Gains        Losses          Value
------------------------------------------------------------------------------------------------

Due in one year or less                         $ 1,217.4    $ 1,209.4   $ 1,560.0     $ 1,546.3
Due after one year through five years             5,049.8      5,015.4     7,039.4       6,907.5
Due after five years through ten years            7,241.0      7,138.7     7,043.7       6,560.7
Due after ten years                               6,110.8      6,257.7     5,741.1       5,870.8
Asset-backed securities not due at a
 single maturity date                             7,548.5      7,623.1     7,253.5       7,039.1
------------------------------------------------------------------------------------------------
                                                $27,167.5    $27,244.3   $28,637.7     $27,924.4
================================================================================================

As of December 31, 2000, CNA owned 19.3 million shares of Global Crossing common stock valued at $277.0, representing approximately 2.2% of Global Crossing's outstanding common stock. During the first quarter of 2000, CNA entered into option agreements intended to hedge market risk associated with approximately 19.3 million shares of Global Crossing common stock. These option agreements were structured as a collar in which CNA purchased put options and sold call options on Global Crossing common stock. As of December 31, 2000, the average exercise prices were $51.70 and $64.93 on the put options and call options, respectively, subject to adjustments on the call options under certain limited circumstances. The options expire in the first half of 2002 and are only exercisable on their expiration dates. CNA has designated the collar as a hedge of its investment in Global Crossing common stock. Accordingly, the fair value of the collar is presented in equity securities available-for-sale in the accompanying Consolidated Balance Sheets, consistent with the hedged item. Additionally, as of December 31, 2000, CNA holds collateral, included in short-term investments, with a fair value of $462.0. The unrealized gain on CNA's position in Global Crossing common stock, including the fair market value of the related hedge, was $902.0 and $1,764.0 as of December 31, 2000 and 1999, respectively.

Changes in CNA's investment in Global Crossing, on a pre-tax basis, were as follows:

Year ended December 31                                             2000         1999        1998
------------------------------------------------------------------------------------------------

(Decrease) increase in unrealized gain on common stock        $(1,525.0)      $924.0      $828.0
Increase in unrealized gain on options collar                     663.0
------------------------------------------------------------------------------------------------
Net (decrease) increase in unrealized gain on position
 in Global Crossing common stock                              $  (862.0)      $924.0      $828.0
================================================================================================

Realized gains on sales of Global Crossing common stock       $   485.0       $222.0      $ 63.0
================================================================================================

CNA's holdings of Global Crossing were not acquired in a public offering. The shares may not be sold to the public unless the sale is registered or exempt from the registration requirements of the Securities Act of 1933 (the "Act") including sales pursuant to Rule 144. CNA has the right to require Global Crossing to register, under the Act, all of its current holdings.

Note 3. Fair Value of Financial Instruments -


                                          2000                   1999
------------------------------------------------------------------------------
                                  Carrying   Estimated   Carrying   Estimated
December 31                        Amount    Fair Value   Amount    Fair Value
------------------------------------------------------------------------------

Financial assets:
  Other investments              $1,363.0    $1,351.0    $1,365.0    $1,350.0
  Separate Account business:
    Fixed maturities securities   2,703.0     2,703.0     3,260.0     3,260.0
    Equity securities               215.0       215.0       260.0       260.0
    Other                           849.0       849.0       493.0       493.0
Financial liabilities:
  Premium deposits and annuity
   contracts                      1,486.0     1,419.0     1,293.0     1,240.0
  Long-term debt                  6,000.0     5,747.0     5,664.7     5,292.0
  Financial guarantee contracts     150.0       128.0       124.0       112.0
  Separate Account business:
    Guaranteed investment
     contracts                      882.0       880.0     1,516.0     1,518.0
    Variable Separate Accounts    1,387.0     1,387.0     1,505.0     1,505.0
    Deferred annuities              114.0       115.0       117.0       125.0
    Other                           623.0       623.0       571.0       571.0
------------------------------------------------------------------------------

In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by management's assumptions, including discount rates and estimates of future cash flows. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The amounts reported in the Consolidated Balance Sheet for fixed maturities securities, equity securities, derivative instruments, short-term investments and securities sold under agreements to repurchase are at fair value. As such, these financial instruments are not shown in the table above. See Note 4 for the value of derivative instruments. Since the disclosure excludes certain financial instruments and nonfinancial instruments such as real estate and insurance reserves, the aggregate fair value amounts cannot be summed to determine the underlying economic value of the Company.

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

The fair value of the liability for financial guarantee contracts were estimated on discounted cash flows utilizing interest rates currently being offered for similar contracts.

The fair value of guaranteed investment contracts and deferred annuities of the Separate Accounts business were estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with similar maturities. The fair value of the liabilities for variable Separate Account business was based on the quoted market values of the underlying assets of each variable Separate Account. The fair value of other Separate Account business liabilities approximates carrying value because of their short-term nature.

Fair value of long-term debt was based on quoted market prices when available. The fair value for other long-term debt was based on quoted market prices of comparable instruments adjusted for differences between the quoted instruments and the instruments being valued or is estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

Note 4. Off-Balance-Sheet and Derivative Financial Instruments -

The Company enters into various transactions involving off-balance-sheet financial instruments through a variety of futures, swaps, options, forwards and other contracts (the "Contracts") as part of its investing activities. These Contracts are commonly referred to as derivative instruments since their underlying values may be linked to, among other things, interest rates, exchange rates, prices of securities and financial or commodity indexes. The Company uses these Contracts for a number of purposes, including: (i) asset and liability management activities; (ii) income enhancements for its portfolio management strategy; and (iii) to benefit from anticipated future movements in the underlying markets. If such movements do not occur as anticipated, then significant losses may occur. These Contracts also involve the risk of dealing with counterparties and their ability to meet the terms of the Contracts.

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

The Company's investments in derivative instruments are as follows:


                                                                   Fair Value Asset
                                                                     (Liability)
                                                                 --------------------
                                                     Contractual/           Average   Recognized
                                                       Notional               for       (Loss)
December 31, 2000                                       Value     Year-End  the Year     Gain
------------------------------------------------------------------------------------------------

Equity markets:
  Options
    Purchased-Global Crossing                          $1,000.0     $664.0   $400.9
             -other                                       173.0       23.7    379.2     $(166.3)
    Written-Global Crossing                             1,256.0       (1.0)   (37.6)
           -other                                         269.6      (17.5)   (63.5)       39.8
  Index futures-long                                                                       (2.7)
               -short                                       2.3                              .8
Interest rate risk:
  Commitments to purchase government
    and municipal securities                                                    2.1         5.0
  Interest rate caps                                      500.0        1.0      2.2        (3.0)
  Futures-long                                            229.0                             7.9
         -short                                           806.2                           (25.8)
  Foreign currency forwards                                13.0                12.9        44.3
Commodities:
  Oil:
    Swaps                                                                      (9.9)       (2.1)
    Options                                                                     1.2         2.8
  Gold:
    Options-purchased                                     232.5       11.8     18.6         2.4
           -written                                                            (5.6)       (5.2)
Other                                                       8.6                (7.8)       13.9
------------------------------------------------------------------------------------------------
Total                                                  $4,490.2     $682.0   $692.7     $ (88.2)
================================================================================================

                                                                   Fair Value Asset
                                                                     (Liability)
                                                                 --------------------
                                                     Contractual/           Average   Recognized
                                                       Notional               for       (Loss)
December 31, 1999                                       Value     Year-End  the Year     Gain
------------------------------------------------------------------------------------------------

Equity markets:
  Options-purchased                                    $5,279.3     $188.9  $ 761.0     $(562.9)
         -written                                       1,097.1      (25.8)  (103.9)       42.1
  Index futures-long                                      204.1                            72.3
               -short                                      22.1                           (16.7)
Interest rate risk:
  Commitments to purchase government
    and municipal securities                              127.0       (1.0)      .1        (1.0)
  Interest rate caps                                      500.0        4.0      2.8         4.0
  Futures-long                                            151.4                            (3.6)
         -short                                           560.1                            15.1
  Foreign currency forwards                               591.0        9.0     10.8        21.0
Commodities:
  Oil:
    Swaps                                                   6.4         .2     (1.1)         .6
    Options                                                33.0        (.7)   (14.3)         .4
    Energy purchase obligations                                               (13.8)       10.3
  Gold:
    Options-purchased                                     434.5       15.6     40.9         5.5
           -written                                       242.9       (5.2)   (14.1)        6.1
Other                                                      94.9        2.9     (9.6)       21.7
------------------------------------------------------------------------------------------------
Total                                                  $9,343.8     $187.9  $ 658.8     $(385.1)
================================================================================================

December 31, 1998
------------------------------------------------------------------------------------------------

Equity markets:
  Options-purchased                                    $3,950.4     $212.5 $1,206.6     $(289.4)
         -written                                       1,085.5      (39.7)   (97.9)       73.1
  Index futures-long                                      186.2                           155.2
               -short                                     241.3                          (202.8)
Commodities:
  Oil:
    Swaps                                                                      (7.7)       (3.4)
    Energy purchase obligations                            44.0      (16.9)   (12.4)       (7.0)
  Gold:
    Options-purchased                                     423.9       17.5     30.8        (2.5)
           -written                                        62.0       (3.7)    (9.5)        4.5
Other                                                     408.6        1.0      3.7       (13.0)
------------------------------------------------------------------------------------------------
Total                                                  $6,401.9     $170.7 $1,113.6     $(285.3)
================================================================================================

CNA had entered into interest rate swap agreements to convert the variable rate of its borrowings under a bank credit facility and its commercial paper program to a fixed rate. Since these interest rate swaps are not held for trading purposes, they are not included in the preceding tables. CNA was party to interest rate swap agreements with several banks with an aggregate notional principal amount of $650.0 at December 31, 1999. Those agreements, which terminated December 14, 2000, effectively fixed CNA's interest cost on $650.0 of variable rate debt for 1998, 1999 and most of 2000.

CNA also uses derivatives to mitigate the risk associated with its indexed group annuity contracts (a separate account product) by purchasing Standard & Poor's 500 ("S&P 500") index futures contracts in a notional amount equal to the contract holder liability, which is calculated using the S&P 500 rate of return. The gross notional principal or contractual amounts of these instruments in the Separate Accounts were $1,411.0 and $1,627.0 at December 31, 2000 and 1999, respectively.

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $224.7 and $201.8 with fair value liabilities of $201.1 and $218.5 at December 31, 2000 and 1999, respectively. These positions are marked to market and investment gains or losses are included in the income statement.

Estimated fair values approximate carrying values and are based on quoted market prices, where available. For securities not actively traded, fair value is estimated using values obtained from independent pricing services, quoted market prices of comparable instruments or present value models.

CNA's property and casualty operations write financial guarantee insurance contracts, which guarantee corporate credit and asset-backed securities. Premiums are received throughout the exposure period and are recognized as revenue in proportion to the underlying risk insured. In addition, through August 1, 1989, CNA's property and casualty operations wrote financial guarantee insurance in the form of surety bonds, and also insured equity policies. These bonds represented primarily industrial development bond guarantees and, in the case of insured equity policies, typically extended in initial terms from 10 to 13 years. For these guarantees and policies, CNA received an advance premium which is recognized over the exposure period in proportion to the underlying risk insured.

At December 31, 2000 and 1999, gross exposure on financial guarantee surety bonds and insured equity policies was $249.0 and $352.0, respectively. The degree of risk to CNA related to this exposure is substantially reduced through reinsurance, diversification of exposures and collateral requirements. In addition, security interests in improved real estate are also commonly obtained on the financial guarantee risks. Approximately 39% and 37% of the risks were ceded to reinsurers at December 31, 2000 and 1999, respectively. Total exposure, net of reinsurance, amounted to $151.0 and $222.0 at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, collateral consisting of letters of credit, cash reserves and debt service reserves amounted to $7.0 and $43.0, respectively.

Gross unearned premium reserves for financial guarantee contracts were $23.0 and $11.0 at December 31, 2000 and 1999, respectively. Gross claim and claim adjustment expense reserves totaled $127.0 and $113.0 at December 31, 2000 and 1999, respectively.

Note 5. Receivables -

December 31                                               2000           1999
------------------------------------------------------------------------------

Reinsurance                                          $ 9,397.3      $ 7,402.6
Other insurance                                        5,026.3        5,114.8
Security sales                                           470.5          308.6
Accrued investment income                                424.3          400.6
Other                                                    331.9          651.1
------------------------------------------------------------------------------
Total                                                 15,650.3       13,877.7
Less allowance for doubtful accounts and
 cash discounts                                          348.7          336.8
------------------------------------------------------------------------------
Receivables-net                                      $15,301.6      $13,540.9
==============================================================================

Note 6. Property, Plant and Equipment -

December 31                                               2000           1999
------------------------------------------------------------------------------

Land                                                 $   128.8      $   116.0
Buildings and building equipment                         831.5          770.4
Offshore drilling rigs and equipment                   2,682.9        2,360.1
Machinery and equipment                                1,381.3        1,254.5
Leaseholds and leasehold improvements                    123.2          125.0
------------------------------------------------------------------------------
Total, at cost                                         5,147.7        4,626.0
Less accumulated depreciation and amortization         1,941.4        1,673.3
------------------------------------------------------------------------------
Property, plant and equipment-net                    $ 3,206.3      $ 2,952.7
==============================================================================

Depreciation and amortization expense, including amortization of intangibles, and capital expenditures, are as follows:

Year Ended December 31                      2000                 1999               1998
------------------------------------------------------------------------------------------------
                                      Depr. &    Capital   Depr. &   Capital   Depr. &   Capital
                                       Amort.    Expend.    Amort.   Expend.    Amort.   Expend.
------------------------------------------------------------------------------------------------

CNA Financial                           $151.0    $151.8    $199.5    $250.2    $261.1    $261.1
Lorillard                                 25.0      30.1      23.9      20.7      22.4      20.1
Loews Hotels                              24.8     129.1      19.8     110.1      16.3     131.3
Diamond Offshore                         148.8     323.9     145.3     324.1     130.3     224.5
Bulova                                      .9       1.1        .7        .7        .7       4.3
Corporate                                  6.1      31.2       6.1       2.4       6.2       2.7
------------------------------------------------------------------------------------------------
Total                                   $356.6    $667.2    $395.3    $708.2    $437.0    $644.0
================================================================================================

In January 2000, the Company sold a jack-up drilling rig for $32.0 resulting in a gain of $13.9 ($4.7 after tax and minority interest).

The Company sold two franchised properties in December 1999 and the Loews Monte Carlo Hotel in November 1998, with net book values of $9.0 and $26.7, respectively. Gains on these sales amounted to $85.1 and $14.7 ($52.0 and $8.4 after taxes) for the years ended December 31, 1999 and 1998, respectively.

Note 7. Claim and Claim Adjustment Expense Reserves -

CNA's property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims that are incurred but not reported, as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, CNA's experience with similar cases, and various historical development patterns. Consideration is given to such historical patterns as field reserving trends, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of reserves.

Establishing loss reserves is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as general liability and professional liability claims.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves for 2000, 1999 and 1998:

Year Ended December 31                       2000          1999          1998
------------------------------------------------------------------------------

Reserves at beginning of year:
  Gross                                 $26,631.0     $28,317.0     $28,533.0
  Ceded                                   6,273.0       5,424.0       5,326.0
------------------------------------------------------------------------------
Net reserves at beginning of year        20,358.0      22,893.0      23,207.0
------------------------------------------------------------------------------
Net reserves transferred under
 retroactive reinsurance agreements                    (1,024.0)
Net reserves of acquired insurance
 companies at date of acquisition                                       122.0
------------------------------------------------------------------------------
Total net adjustments                                  (1,024.0)        122.0
------------------------------------------------------------------------------
Net incurred claims and claim
 adjustment expenses:
  Provision for insured events of
   current year                           6,331.0       7,287.0       7,903.0
  Increase in provision for insured
   events of prior years                    427.0       1,027.0         263.0
  Amortization of discount                  158.0         139.0         143.0
------------------------------------------------------------------------------
Total net incurred                        6,916.0       8,453.0       8,309.0
------------------------------------------------------------------------------
Net payments attributable to:
  Current year events                     1,888.0       2,744.0       2,791.0
  Prior year events                       6,916.0       7,460.0       5,954.0
  Reinsurance recoverable against
   net reserves transferred under
   retroactive reinsurance agreements
   (see Note 12)                           (370.0)       (240.0)
------------------------------------------------------------------------------
Total net payments                        8,434.0       9,964.0       8,745.0
------------------------------------------------------------------------------
Net reserves at end of year              18,840.0      20,358.0      22,893.0
Ceded reserves at end of year             7,568.0       6,273.0       5,424.0
------------------------------------------------------------------------------
Gross reserves at end of year (a)       $26,408.0     $26,631.0     $28,317.0
==============================================================================

(a) Excludes life claim and claim adjustment expense reserves of $554.7, $724.9 and $836.7 as of December 31, 2000, 1999 and 1998, respectively, included in the Consolidated Balance Sheets.

The increase (decrease) in provision for insured events of prior years (reserve development), is comprised of the following components:

                                                   2000       1999       1998
------------------------------------------------------------------------------
Environmental Pollution and Other Mass Tort      $ 17.0   $  (84.0)   $ 227.0
Asbestos                                           65.0      560.0      243.0
Other                                             345.0      551.0     (207.0)
------------------------------------------------------------------------------
Total                                            $427.0   $1,027.0    $ 263.0
==============================================================================

CNA's property and casualty insurance companies have potential exposures related to environmental pollution and other mass tort and asbestos claims.

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by Potentially Responsible Parties ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency ("EPA") on its National Priorities List ("NPL"). The addition of new cleanup sites to the NPL has slowed in recent years. State authorities have designated many cleanup sites as well.

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form, which includes an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered polices, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2000 and it is unclear what positions the Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

The following table provides data related to CNA's environmental pollution, other mass tort and asbestos claim and claim adjustment expense reserves:


December 31                              2000                     1999
------------------------------------------------------------------------------
                              Environmental            Environmental
                              Pollution and            Pollution and
                               Other Mass               Other Mass
                                  Tort       Asbestos       Tort      Asbestos
------------------------------------------------------------------------------

Gross reserves                   $ 493.0     $  848.0     $ 618.0     $ 946.0
Less ceded reserves               (146.0)      (245.0)     (155.0)     (262.0)
------------------------------------------------------------------------------
Net reserves                     $ 347.0     $  603.0     $ 463.0     $ 684.0
==============================================================================

As of December 31, 2000, 1999 and 1998, CNA carried $347.0, $463.0 and $787.0, respectively, of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. In 2000, CNA recorded $17.0 of adverse development compared with $84.0 of favorable development in 1999 and $227.0 of adverse development in 1998. These changes were based upon CNA's continuous review of these types of exposures, as well as its internal studies and annual analysis of environmental pollution and other mass tort claims. The analysis of activity in calendar year 2000 indicated a slight deterioration in pollution claims. The analysis completed in 1999 indicated favorable results in the number of new claims being reported in the other mass tort area. The 1998 analysis indicated deterioration in claim experience related mainly to pollution claims.

CNA's property-casualty insurance subsidiaries also have exposure to asbestos claims. Estimation of asbestos claim and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage.

As of December 31, 2000, 1999 and 1998, CNA carried approximately $603.0, $684.0 and $1,456.0, respectively, of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos claims. In 2000, CNA recorded $65.0 of adverse development compared with $560.0 and $243.0 in 1999 and 1998, respectively. The reserve strengthening in 2000 for asbestos claims was a result of management's continuous review of development with respect to these exposures, as well as a review of the results of CNA's annual analysis of these claims, which was completed in conjunction with the study of environmental pollution and other mass tort claims. This analysis indicated continued deterioration in claim counts and asbestos claims similar to the results noted in both 1999 and 1998. The factors that have led to the deterioration in claim counts include intensive advertising campaigns by lawyers for asbestos claimants and the addition of new defendants, such as distributors of asbestos containing products.

The results of operations in future years may continue to be adversely affected by environmental pollution and other mass tort, and asbestos claims and claim adjustment expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.

Unfavorable claim and claim adjustment expense reserve development for other lines in 2000 was due to unfavorable loss experience in standard commercial lines, assumed reinsurance and accident and health lines. These unfavorable changes were partially offset by favorable development in non-medical professional liability and other casualty lines. The unfavorable development in standard commercial lines can be attributed to adverse claim experience for recent accident years in the commercial auto liability, commercial multi-peril and workers' compensation lines of business. The unfavorable development in the assumed reinsurance and accident and health lines also resulted from adverse claims experience.

Unfavorable claim and claim adjustment expense reserve development for other lines in 1999 of $551.0 was due to unfavorable loss development of approximately $540.0 for standard commercial lines, approximately $60.0 for medical malpractice, and approximately $70.0 for accident and health. These unfavorable changes were partially offset by favorable development of approximately $120.0 in non-medical professional liability and assumed reinsurance on older accident years. The unfavorable development in standard commercial lines was due to commercial automobile liability and workers' compensation losses being higher than expected in recent accident years. In addition, the number of claims reported for commercial multiple-peril liability claims from older accident years did not decrease as much as expected. The unfavorable development for medical malpractice was also due to losses being higher than expected for recent accident years. The accident and health unfavorable development was due to higher than expected claim reporting on assumed personal accident coverage in recent accident years.

Other lines' favorable claim and claim adjustment expense reserve development for 1998 of $207.0 was due to favorable loss development of approximately $100.0 in the commercial lines business and approximately $105.0 of favorable loss development in personal lines business. The favorable development in the commercial lines of business was primarily attributable to improved frequency and severity in the commercial auto lines for older accident years, as well as some continued improvement in workers' compensation for older years. The favorable development in the personal auto lines of business was attributable to improved trends, particularly in personal auto liability.

CNA's insurance subsidiaries also have exposure to construction defect losses, principally in its general liability and commercial multiple peril lines. This exposure relates to claims involving property damage alleging loss of use, damage, destruction or deterioration of land, buildings and other structures involving new construction or major rehabilitation of real property. Many of these claims involve multiple defects and multiple defendants. The majority of losses have been concentrated in a limited number of states, including California. CNA has taken several underwriting actions to mitigate this exposure in the future. Estimation of construction defect losses is subject to a high level of uncertainty due to the long period of time between the accident date and the reporting of the claim, emerging case law, changing regulatory rules and the allocation of damages to the multiple defendants. Due to the inherent uncertainties noted above, the ultimate liability for construction defect claims may vary substantially from the amount currently recorded.

Note 8. Income Taxes -

Year Ended December 31                             2000       1999       1998
------------------------------------------------------------------------------

Income taxes:
  Federal:
    Current                                    $  489.5     $ 17.2     $195.0
    Deferred                                      536.1      180.0       51.8
  State, city and other:
    Current                                        84.7      134.8      115.1
    Deferred                                       (3.4)     (26.5)      (7.4)
------------------------------------------------------------------------------
Total                                          $1,106.9     $305.5     $354.5
==============================================================================

Deferred tax assets (liabilities) are as follows:

December 31                                                   2000       1999
------------------------------------------------------------------------------

Insurance reserves:
  Property and casualty claim reserves                     $ 864.1   $1,081.8
  Unearned premium reserves                                  294.2      334.7
  Life reserve differences                                   187.4      213.4
  Others                                                      20.9       26.9
Deferred acquisition costs                                  (762.9)    (777.9)
Postretirement benefits other than pensions                  197.4      239.2
Property, plant and equipment                               (243.7)    (228.5)
Investments                                                  (89.2)     (18.3)
Foreign affiliates related                                   110.0       44.7
Tobacco litigation settlements                               286.0      253.6
Unrealized appreciation                                     (472.6)    (629.0)
Net operating loss carryforwards                                        137.1
Accrued assessments and guarantees                            43.1       72.1
Receivables                                                   82.5       80.5
Other-net                                                   (113.2)     (56.4)
------------------------------------------------------------------------------
Deferred tax assets-net                                    $ 404.0   $  773.9
==============================================================================

Gross deferred tax assets amounted to $2,484.7 and $2,869.1 and liabilities amounted to $2,080.7 and $2,095.2 for the years ended December 31, 2000 and 1999, respectively.

The Company has a history of profitability and as such, management believes it is more likely than not that the net deferred tax assets will be realized.

Total income tax expense for the years ended December 31, 2000, 1999 and 1998 was different than the amounts of $1,122.1, $330.5 and $377.1, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate as a percentage of income before income taxes and minority interest is as follows:

Year Ended December 31                             2000       1999       1998
------------------------------------------------------------------------------

Statutory rate                                       35%        35%        35%
(Decrease) increase in income tax rate
 resulting from:
  Exempt interest and dividends received deduction   (2)        (9)        (9)
  State and city income taxes and other               2          6          7
------------------------------------------------------------------------------
Effective income tax rate                            35%        32%        33%
==============================================================================

The Company has entered into separate tax allocation agreements with majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiary"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax that would have been payable by the Subsidiary if it had filed a separate consolidated return.

Under these agreements, CNA will pay approximately $64.0 for 2000. In 1999 and 1998 CNA received $288.0 and $83.0, respectively. Each agreement may be canceled by either of the parties upon thirty days' written notice.

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

Note 9. Long-Term Debt -

                                          Unamortized                Current
December 31, 2000               Principal   Discount       Net      Maturities
------------------------------------------------------------------------------

Loews Corporation                $2,325.0     $34.0     $2,291.0
CNA                               2,742.1      13.5      2,728.6     $  638.4
Diamond Offshore                    866.3      12.1        854.2        409.7
Other                               166.2                  166.2          6.4
------------------------------------------------------------------------------
Total                            $6,099.6     $59.6     $6,040.0     $1,054.5
==============================================================================

December 31                                                                    2000         1999
------------------------------------------------------------------------------------------------

Loews Corporation (Parent Company):
  Senior:
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $300)                                                    $  300.0     $  300.0
    8.9% debentures due 2011 (effective interest rate of 9.0%)
     (authorized, $175)                                                       175.0        175.0
    7.6% notes due 2023 (effective interest rate of 7.8%)
     (authorized, $300) (a)                                                   300.0        300.0
    7.0% notes due 2023 (effective interest rate of 7.2%)
     (authorized, $400) (b)                                                   400.0        400.0
  Subordinated:
    3.1% exchangeable subordinated notes due 2007 (effective interest
     rate of 3.4%) (authorized, $1,150) (c)                                 1,150.0      1,150.0
CNA Financial Corporation:
  Senior:
    6.3% notes due 2003 (effective interest rate of 6.4%)
     (authorized, $250)                                                       250.0        250.0
    7.3% notes due 2003 (effective interest rate of 7.8%)
     (authorized, $150)                                                       134.0        145.5
    6.5% notes due 2005 (effective interest rate of 6.6%)
     (authorized, $500)                                                       492.8        500.0
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $250)                                                       250.0        250.0
    6.5% notes due 2008 (effective interest rate of 6.6%)
     (authorized, $150)                                                       150.0        150.0
    6.6% notes due 2008 (effective interest rate of 6.7%)
     (authorized, $200)                                                       200.0        200.0
    8.4% notes due 2012 (effective interest rate of 8.6%)
     (authorized, $100)                                                        69.6         82.2
    7.0% notes due 2018 (effective interest rate of 7.1%)
     (authorized, $150)                                                       150.0        150.0
    7.3% debentures due 2023 (effective interest rate of 7.3%)
     (authorized, $250)                                                       243.0        250.0
  Commercial Paper (weighted average yield 7.2% and 6.5%)                     627.1        675.0
  Bank revolving credit due 2001 (effective interest rate of 6.7%)                          77.0
  Revolving credit facility due 2002 (effective interest rate 7.0% and
   6.5%)                                                                      100.0        100.0
  Other senior debt (effective interest rates approximate 7.9% and 7.9%)       75.6         67.9
Diamond Offshore Drilling, Inc.:
  3.8% convertible subordinated notes due 2007 (effective interest
   rate of 3.9%) (authorized, $400) (d)                                       400.0        400.0
  Zero coupon convertible debentures due 2020, net of discount
   of $394.8 (effective interest rate of 3.6%) (e)                            410.2
  Other subordinated debt due 2005 (effective interest rate of 7.1%)           56.1
Other senior debt, principally mortgages (effective interest rates
  approximate 8.5% and 8.1%)                                                  166.2        140.0
------------------------------------------------------------------------------------------------
                                                                            6,099.6      5,762.6
Less unamortized discount                                                      59.6         56.3
------------------------------------------------------------------------------------------------
Long-term debt, less unamortized discount                                  $6,040.0     $5,706.3
================================================================================================

(a) Redeemable in whole or in part at June 1, 2003 at 103.8%, and decreasing percentages thereafter.
(b) Redeemable in whole or in part at October 15, 2003 at 102.4%, and decreasing percentages thereafter.
(c) The notes are exchangeable into 15.376 shares of Diamond Offshore's common stock per one thousand dollar principal amount of notes, at a price of $65.04 per share. Redeemable in whole or in part at September 15, 2002 at 101.6%, and decreasing percentages thereafter.
(d) The notes are convertible into 24.691 shares of Diamond Offshore's common stock per one thousand dollar principal amount of notes, at a price of $40.50 per share. On March 7, 2001,
    Diamond Offshore announced it will redeem all of the notes on April 6, 2001, at a price of
    102.1%.
(e) The debentures are convertible into Diamond Offshore's common stock at the rate of 8.6075 shares per one thousand dollars principal amount, subject to adjustment. Each debenture will be purchased by Diamond Offshore at the option of the holder on the fifth, tenth and fifteenth anniversaries of issuance at the accreted value through the date of repurchase.
    Diamond Offshore, at its option, may elect to pay the purchase price in cash or shares of common stock, or in certain combinations thereof. The debentures are redeemable at the option of Diamond Offshore at any time after June 6, 2005, at prices which reflect a yield of 3.5% to the holder. The debentures are senior unsecured obligations of Diamond Offshore.

On June 6, 2000, Diamond Offshore issued zero coupon convertible debentures in the principal amount at maturity of $805.0, due June 6, 2020, and received net proceeds of approximately $392.6. These debentures were issued at a price of 49.96% of the principal amount for a yield of 3.5% per annum to maturity.

CNA has a $750.0 revolving credit facility that expires in May 2001. The amount available is reduced by CNA's outstanding commercial paper borrowing. As of December 31, 2000, there was $122.9 of unused borrowing capacity under the facility. The interest rate on the bank loans is based on the London Interbank Offered Rate ("LIBOR"), plus 27.5 basis points. Additionally, there is an annual facility fee of 12.5 basis points on the entire facility. There were no borrowings under the facility at December 31, 2000. The average interest rate on the borrowings under the credit facility, excluding fees, at December 31, 1999 was 6.7%.

The weighted average interest rate on commercial paper was 7.2%, 6.5% and 5.9% at December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, commercial paper had a weighted average maturity of 22 days.

To offset the variable rate characteristics of the facility and the interest rate risk associated with periodically reissuing commercial paper, CNA was party to interest rate swap agreements with several banks. The last of these agreements expired on December 14, 2000. These agreements required CNA to pay interest at a fixed rate, in exchange for the receipt of the three month LIBOR. The effect of the interest rate swap agreements decreased interest expense by approximately $2.0 for the year ended December 31, 2000 and increased interest expense by approximately $4.0 and $2.0 for the years ended December 31, 1999 and 1998, respectively.

The combined weighted average cost of facility borrowings and commercial paper borrowings, including facility fees, and interest rate swaps, was 7.4%, 6.5% and 6.4% at December 31, 2000, 1999 and 1998, respectively.

CNA repurchased and retired all of its outstanding $150.0 of money market preferred stock in early 2000. In addition, during 2000, CNA repurchased approximately $38.0 of its senior notes.

The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $1,054.5 in 2001, $130.7 in 2002, $401.2 in 2003,
$78.6 in 2004 and $553.8 in 2005.

Payment of dividends by insurance subsidiaries of CNA without prior regulatory approval is limited to certain formula-derived amounts. At December 31, 2000, approximately $5,900.0 of retained earnings was not available for dividends without insurance department pre-approval.

Note 10. Shareholders' Equity and Earnings Per Share-

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

Earnings per share are based on the weighted average number of shares outstanding during each year (99,366,411, 108,533,368 and 114,539,080 for the years ended December 31, 2000, 1999 and 1998, respectively).

The components of accumulated other comprehensive income (loss) are as follows:

                                                                                     Accumulated
                                                                                        Other
                                                 Unrealized               Minimum  Comprehensive
                                                Gains (Losses)  Foreign   Pension      Income
                                                on Investments  Currency  Liability     (Loss)
------------------------------------------------------------------------------------------------
Balance, December 31, 1997                          $ 443.7     $ 45.2                 $  488.9
  Unrealized holding gains, net of tax of $323.0      509.8                               509.8
  Adjustment for items included in net income,
    net of tax of $77.9 and $4.5                     (114.7)       8.4                   (106.3)
  Foreign currency translation adjustment, net
   of tax of $.6                                                   6.0                      6.0
  Minimum pension liability adjustment, net of
   tax of $3.1                                                             $(5.6)          (5.6)
------------------------------------------------------------------------------------------------
Balance, December 31, 1998                            838.8       59.6      (5.6)         892.8
  Unrealized holding gains, net of tax of $250.8      381.1                               381.1
  Adjustment for items included in net income,
    net of tax of $138.8                             (224.2)                             (224.2)
  Foreign currency translation adjustment, net
   of tax of $.1                                                 (35.1)                   (35.1)
  Minimum pension liability adjustment, net of
   tax of $1.1                                                               2.0            2.0
------------------------------------------------------------------------------------------------
Balance, December 31, 1999                            995.7       24.5      (3.6)       1,016.6
  Unrealized holding gains, net of tax of $149.4      271.4                               271.4
  Adjustment for items included in net income,
    net of tax of $312.9                             (506.8)                             (506.8)
  Foreign currency translation adjustment, net
    of tax of $.9                                                (24.2)                   (24.2)
  Minimum pension liability adjustment, net of
   tax of $.2                                                                (.3)           (.3)
------------------------------------------------------------------------------------------------
Balance, December 31, 2000                          $ 760.3     $   .3     $(3.9)      $  756.7
================================================================================================

Note 11. Leases -

The Company's hotels in some instances are constructed on leased land. Other leases cover office facilities, computer and transportation equipment. Rent expense amounted to $93.7, $94.0 and $151.3 for the years ended December 31, 2000, 1999 and 1998, respectively. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

                                             Future Minimum     Future Minimum
Year Ended December 31                       Lease Payments     Lease Receipts
------------------------------------------------------------------------------

2001                                             $134.7             $ 54.0
2002                                              121.5               54.2
2003                                               96.4               50.0
2004                                               75.1               46.1
2005                                               65.0               43.6
Thereafter                                        280.4              253.2
------------------------------------------------------------------------------
Total                                            $773.1             $501.1
==============================================================================

Note 12. Significant Transactions -

Individual Life Reinsurance Transaction

Effective December 31, 2000, CNA completed a transaction with Munich American Reassurance Company ("MARC"), whereby MARC acquired CNA's individual life reinsurance business ("CNA Life Re") via an indemnity reinsurance agreement. CNA will continue to accept and retrocede business on existing CNA Life Re contracts until such time that CNA and MARC are able to execute novations of each of CNA Life Re's assumed and retroceded reinsurance contracts.

MARC assumed approximately $294.0 of liabilities (primarily future policy benefits and claim reserves) and approximately $209.0 in assets (primarily uncollected premium and deferred policy acquisition costs). The net gain from the reinsurance transaction, which is subject to certain post-closing adjustments, has been recorded as deferred revenue, and will be recognized in income over the next 12 to 18 months as CNA Life Re's assumed contracts are novated to MARC.

The CNA Life Re business contributed net earned premiums of $229.0, $194.0 and $134.0, and pre-tax operating income of $33.0, $28.0 and $12.0 for the years ended December 31, 2000, 1999 and 1998, respectively.

Personal Insurance Transaction

On October 1, 1999, certain subsidiaries of CNA completed a transaction with Allstate, whereby CNA's personal lines insurance business and related employees were transferred to Allstate. Approximately $1,100.0 of cash and $1,100.0 of additional assets (primarily premium receivables and deferred policy acquisition costs) were transferred to Allstate, and Allstate assumed $2,200.0 of claim and claim adjustment expense reserves and unearned premium reserves. Additionally, CNA received $140.0 in cash which consisted of (i) $120.0 in ceding commission for the reinsurance of the CNA personal insurance business by Allstate, and (ii) $20.0 for an option exercisable during 2002 to purchase 100% of the common stock of five CNA insurance subsidiaries at a price equal to GAAP carrying value as of the exercise date. Also, CNA invested $75.0 in a 10 year equity-linked note issued by Allstate.

CNA will continue to write new and renewal personal insurance policies and to reinsure this business with Allstate companies, until such time as Allstate exercises its option to buy the five CNA subsidiaries. Prior to 2002, CNA will concentrate the direct writing of personal lines insurance business into the five optioned companies, such that most, if not all, business related to this transaction will be written by those companies by the date Allstate has the opportunity to exercise its option. CNA continues to have primary liability on policies reinsured by Allstate.

CNA will continue to have an ongoing interest in the profitability of CNA's personal lines insurance business and the related successor business through an agreement licensing the "CNA Personal Insurance" trademark and a portion of CNA's Agency Market Operations distribution system to Allstate for use in Allstate's personal insurance agency business for a period of five years from the transaction date. Under this agreement, CNA will receive a royalty fee based on the business volume of personal insurance policies sold through the CNA agents for a period of six years. In addition, the $75.0 equity-linked note will be redeemed on September 30, 2009 (subject to earlier redemption on stated contingencies) for an amount equal to the face amount, subject to adjustment in an amount not exceeding $10.0 depending on the underwriting profitability of the CNA Personal Insurance business.

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

The retroactive portion of the reinsurance transaction, consisting primarily of the cession of claim and claim adjustment expense reserves approximating $1,000.0, was not recognized as reinsurance because the criteria for risk transfer were not met for this portion of the transaction. The related consideration paid was recorded as a deposit and is included in reinsurance receivables in the consolidated balance sheets. The prospective portion of the transaction, which as of the transaction date consisted primarily of the cession of $1,100.0 of unearned premium reserves, has been recorded as reinsurance. The related consideration paid was recorded as prepaid reinsurance premiums. Premiums ceded after the transaction date will follow this same treatment. The $20.0 received from Allstate for the option to purchase the five CNA subsidiaries was deferred and will not be recognized until Allstate exercises its option or the option expires.

CNA recognized an after-tax realized loss of approximately $39.0 in 1999 related to the transaction, consisting primarily of the accrual of lease obligations and the write-down of assets that related specifically to the Personal Insurance lines of business. The $120.0 ceding commission related to the prospective portion of the transaction has been recognized in proportion to the recognition of the unearned premium reserve to which it relates. Ceding commission earned was $69.0 and $51.0 in 2000 and 1999, respectively. Royalty fees earned in 2000 and 1999 were approximately $27.0 and $7.0, respectively.

The Personal Insurance lines transferred to Allstate contributed net earned premiums of $1,354.0 and $1,622.0 and pre-tax operating income of $89.0 and $97.0 for the years ended December 31, 1999 and 1998, respectively.

Sale of AMS Services, Inc.

On November 30, 1999, CNA sold the majority of its interest in AMS Services, Inc. ("AMS"), a software development company serving the insurance agency market. Prior to the sale, CNA owned 89% of AMS and consolidated AMS in its financial statements. As a result of the sale, CNA owns 9% of AMS and therefore AMS is no longer consolidated. CNA recognized an after-tax gain of $21.0 on the sale. Total assets of AMS as of the date of sale were approximately $135.0. CNA's share of AMS' operating results were $206.0 and $264.0 of operating revenue and $8.0 and $28.0 of operating losses for the eleven months ended November 30, 1999 and the year ended December 31, 1998, respectively.

Note 13. Restructuring and Other Related Charges -

CNA finalized and approved a restructuring plan (the "Plan") in August 1998. In connection with the Plan, CNA incurred various expenses that were recorded in the third and fourth quarters of 1998 and throughout 1999. These restructuring and other related charges related primarily to the following activities: planned reductions in the workforce; the consolidation of certain processing centers; the exiting of certain businesses and office facilities; the termination of lease obligations; and the write-off of certain assets related to these activities. The Plan contemplated a gross reduction in workforce of 4,500 employees, resulting in a planned net reduction of approximately 2,400 employees. As of December 31, 1999, CNA had completed essentially all aspects of the Plan.

CNA accrued $220.0 of these restructuring and other related charges in the third quarter of 1998 (the "Initial Accrual"). Other charges such as parallel processing costs, relocation costs and retention bonuses, did not qualify for accrual under generally accepted accounting principles and have been charged to expense as incurred ("Period Costs"). CNA incurred Period Costs of $83.0 and $26.0 during 1999 and the fourth quarter of 1998, respectively.

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

The 1998 restructuring and other related charges incurred by Agency Market Operations were approximately $96.0. These charges included employee severance and outplacement costs of $43.0 related to the planned net reduction in the workforce of approximately 1,200 employees. Lease termination costs of approximately $29.0 were incurred in connection with the consolidation of four regional offices into two zone offices and a reduction of the number of claim processing offices from 24 to 8. The Agency Market Operations charges also included benefit plan curtailment costs of $12.0, parallel processing charges of $7.0 and $5.0 of fixed asset writedowns. Through December 31, 1998, approximately 364 Agency Market Operations employees, the majority of whom were loss adjusters and office support staff, had been released.

The 1999 Period Costs incurred by Agency Market Operations were approximately $60.0. These charges included employee-related expenses (outplacement, retention bonuses and relocation costs) of $23.0, parallel processing costs of $16.0 and consulting expenses of $10.0. Other charges, including technology and facility charges, were approximately $15.0. Additionally, Agency Market Operations reduced its estimate for lease termination cost by $4.0 during 1999. During 1999, approximately 1,000 Agency Market Operations employees, the majority of whom were office support staff, were released.

The 1998 restructuring and other related charges incurred by Risk Management were approximately $88.0. These charges included lease termination costs of approximately $8.0 associated with the consolidation of claim offices in 36 market territories. In addition, employee severance and outplacement costs relating to the planned net reduction in workforce of approximately 200 employees were approximately $10.0 and the writedown of fixed and intangible assets was approximately $64.0. Parallel processing and other charges were approximately $6.0. Through December 31, 1998, approximately 152 Risk Management employees had been released, the majority of whom were claim adjusters and office support staff.

The charges related to fixed and intangible assets were due primarily to a writedown of an intangible asset ("goodwill") related to Alexsis, Inc., a wholly owned subsidiary acquired by CNA in 1995 that provided claims administration services for unrelated parties. As part of CNA's periodic reviews of asset recoverability and as a result of several adverse events, CNA concluded, based on an undiscounted cash flow analysis completed in the third quarter of 1998, that an impairment existed. Based on a discounted cash flow analysis, a $59.0 write-off was necessary. The adverse events contributing to this conclusion included operating losses from the business, the loss of several significant customers whose business volume with this operation constituted a large portion of the revenue base, and substantial changes in the overall market demand for the services offered by this operation, which, in turn, had negative effects on the prospects for achieving the profitability levels necessary to recover the intangible asset.

The 1999 Period Costs incurred by Risk Management were approximately $10.0. These charges included employee-related expenses of $3.0 and parallel processing charges of $3.0. Other charges, including consulting and facility charges, were approximately $7.0. Additionally, Risk Management reduced its estimate for lease termination costs by $2.0 and its estimate of employee severance costs by $1.0 during 1999. During 1999, approximately 136 Risk Management employees were released, the majority of whom were claims adjusters and office support staff.

The 1998 restructuring and other related charges incurred by Group Operations were approximately $39.0. These charges included approximately $29.0 of costs related to CNA's decision to exit the Employer Health and Affinity lines of business. These costs represent CNA's estimate of losses in connection with fulfilling the remaining obligations under contracts. Earned premiums for these lines of business were approximately $400.0 in 1998. The 1998 charges also included employee severance and outplacement costs of approximately $7.0 related to the planned net reduction in workforce of approximately 400 employees. Charges for lease termination costs and fixed asset writedowns were $3.0. Through December 31, 1998, approximately 56 Group Operations employees had been released. The majority of the released employees were claims and sales support staff.

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

For the other segments of CNA, Period Costs were approximately $8.0 for 1999. These charges were primarily for employee termination-related costs. Through December 31, 1999, approximately 600 employees of these other segments, most of whom were underwriters and office support staff, had been released.

No restructuring-related charges related to the Plan were incurred during 2000; however, payments were made during 2000 related to amounts accrued under the Plan as of December 31, 1999.

The following table sets forth the major categories of the restructuring accrual and changes therein during the years ended December 31, 2000, 1999 and 1998.


                                           Employee
                                          Termination
                                              and
                                            Related               Lease
                                            Benefit   Writedown Termination  Business
                                             Costs    of Assets    Costs    Exit Costs    Total
------------------------------------------------------------------------------------------------
Initial Accrual                             $ 72.0     $ 74.0     $ 42.0      $ 32.0     $220.0
  Payments charged against liability         (14.0)                                       (14.0)
  Costs that did not require cash            (21.0)     (74.0)                            (95.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 1998            37.0                  42.0        32.0      111.0
  Payments charged against liability         (32.0)                 (9.0)      (15.0)     (56.0)
  Reduction in estimated costs                (1.0)                 (6.0)       (2.0)      (9.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 1999             4.0                  27.0        15.0       46.0
  Payments charged against liability          (4.0)                (20.0)      (15.0)     (39.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 2000                                $  7.0                 $  7.0
================================================================================================

Note 14. Benefit Plans -

Pension Plans - The Company has several non-contributory defined benefit plans for eligible employees. The benefits for certain plans which cover salaried employees and certain union employees are based on formulas which include, among others, years of service and average pay. The benefits for one plan which covers union workers under various union contracts and certain salaried employees are based on years of service multiplied by a stated amount. Benefits for another plan are determined annually based on a specified percentage of annual earnings (based on the participant's age) and a specified interest rate (which is established annually for all participants) applied to accrued balances.

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

In 2000, CNA recorded pre-tax curtailment charges of approximately $13.0 related to employee's elections regarding participation in a defined benefit pension plan. This change resulted in a reduction of the pension benefit obligation of $37.0.

In 1999, CNA recorded pre-tax curtailment and other related charges of approximately $8.0 related to the transfer of personal lines insurance business to Allstate as discussed in Note 12. This transaction resulted in a reduction of the pension and postretirement benefit obligations of $44.0 and $2.0, respectively.

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

The weighted average rates used in the actuarial assumptions were:

                                    Pension Benefits               Other Postretirement Benefits
                         ---------------------------------------   -----------------------------
Year Ended December 31       2000            1999        1998         2000      1999      1998
------------------------------------------------------------------------------------------------

Discount rate                    7.5%  7.8% to 8.0%          6.8%     7.5%   7.8% to 8.0%   6.8%
Expected return
 on plan assets          7.8% to 8.0%  6.8% to 8.0%          7.0%
Rate of compensation
 increase                5.5% to 5.8%  5.5% to 5.7%  5.5% to 5.7%
------------------------------------------------------------------------------------------------

Net periodic benefit cost components:

                                                                         Other Postretirement
                                                Pension Benefits                 Benefits
                                          ----------------------------  ------------------------
Year Ended December 31                       2000       1999      1998     2000    1999    1998
------------------------------------------------------------------------------------------------

Service cost                              $  45.1    $  79.6   $  72.6   $ 10.1  $ 14.8   $14.7
Interest cost                               187.4      180.9     175.7     33.0    31.4    37.7
Expected return on plan assets             (172.2)    (145.3)   (141.9)
Amortization of unrecognized net asset        5.6        5.6       3.6
Amortization of unrecognized net loss
 (gain)                                       2.5       11.9       7.4     (4.4)   (3.4)   (5.9)
Amortization of unrecognized prior
 service cost                                 7.7        9.9      14.2    (17.6)  (14.3)   (5.0)
Curtailment loss                             12.9        8.0      17.0                      2.0
------------------------------------------------------------------------------------------------
Net periodic benefit cost                 $  89.0    $ 150.6   $ 148.6   $ 21.1  $ 28.5   $43.5
================================================================================================

For measurement purposes, a trend rate for covered costs from 4.0% to 9.0% pre-65 and 11.0% post-65, was used. These trend rates are expected to decrease gradually to an ultimate rate of 4.0% to 5.5% at a rate of .5% per annum. The health care cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase (or decrease) in the assumed health care cost trend rate of 1% would increase (or decrease) the postretirement benefit obligation as of December 31, 2000 by $21.8 (or $19.9) and the total of service and interest cost components of net periodic postretirement benefit cost for 2000 by $2.1 (or $1.9).

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were $2,019.4, $1,788.4 and $1,779.4, respectively, at December 31, 2000 and $1,940.2, $1,687.9 and $1,539.0, respectively, at
December 31, 1999.

The following provides a reconciliation of benefit obligations:

                                                       Pension Benefits     Other Postretirement
                                                                                   Benefits
                                                  ------------------------  --------------------
                                                       2000         1999        2000       1999
------------------------------------------------------------------------------------------------

Change in benefit obligation:
Benefit obligation at January 1                    $2,533.0     $2,677.4     $ 411.9    $ 465.8
Service cost                                           45.1         79.6        10.1       14.8
Interest cost                                         187.4        180.9        33.0       31.4
Plan participants' contribution                                                  8.0        7.4
Amendments                                              4.6          (.4)       (2.8)     (48.0)
Actuarial (gain) loss                                 108.2       (214.2)       38.6      (11.9)
Benefits paid from plan assets                       (173.1)      (146.3)      (40.2)     (45.6)
Curtailment                                           (37.0)       (44.0)                  (2.0)
------------------------------------------------------------------------------------------------
Benefit obligation at December 31                   2,668.2      2,533.0       458.6      411.9
------------------------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at January 1              2,104.9      2,107.8
Actual return on plan assets                          310.4        (27.3)
Company contributions                                 238.9        170.7        32.2       38.2
Plan participants' contribution                                                  8.0        7.4
Benefits paid from plan assets                       (173.1)      (146.3)      (40.2)     (45.6)
------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31	            2,481.1      2,104.9
------------------------------------------------------------------------------------------------

Benefit obligation over plan assets                  (187.1)      (428.1)     (458.6)    (411.9)
Unrecognized net actuarial loss                       188.6        257.7        (5.5)     (48.8)
Unrecognized prior service cost (benefit)              50.7         67.4      (126.3)    (141.2)
Unrecognized net obligation                              .4          6.2
------------------------------------------------------------------------------------------------
Accrued benefit cost                               $   52.6     $  (96.8)    $(590.4)   $(601.9)
================================================================================================

Amounts recognized in the Consolidated
  Balance Sheets consist of:
Prepaid benefit cost                               $  147.0     $   85.7
Accrued benefit liability                            (100.6)      (188.3)    $(590.4)   $(601.9)
Intangible asset                                         .2           .2
Accumulated other comprehensive income                  6.0          5.6
------------------------------------------------------------------------------------------------
Net amount recognized                              $   52.6     $  (96.8)    $(590.4)   $(601.9)
================================================================================================

Savings Plans - The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees' contributions. The contributions by the Company and its subsidiaries to these plans amounted to $49.5, $39.6 and $34.4 for the years ended December 31, 2000, 1999 and 1998, respectively.

Stock Option Plans - In 2000, shareholders approved the Loews Corporation 2000 Stock Option Plan (the "Plan").

The aggregate number of shares of Common Stock for which options may be granted under the Plan is 1,000,000; and the maximum number of shares of Common Stock with respect to which options may be granted to any individual in any calendar year is 200,000. The exercise price per share may not be less than the fair market value of the Common Stock on the date of grant. Pursuant to the Plan, options were granted for a total of 132,000 shares of Common Stock at an exercise price of $60.28 per share, the fair market value on the date of grant. These options vest ratably over a four-year period and expire in ten years. The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and awards.

A summary of the status of the Company's stock option plan as of December 31, 2000, and changes during the year then ending, follows:

                                           Options Available                    Weighted Average
                                              for Grant           Options        Exercise Price
------------------------------------------------------------------------------------------------

Balance at January 18, 2000                  1,000,000
Granted                                       (132,000)            132,000           $60.28
------------------------------------------------------------------------------------------------
Balance at December 31, 2000                   868,000             132,000           $60.28
================================================================================================

The weighted average remaining contractual life of options granted was 9.0 years and the exercise price on those options was $60.28. No options were exercisable at December 31, 2000.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's Consolidated Statements of Income, because APB No. 25 specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date. Several of the Company's subsidiaries also maintain their own stock option plans. The pro forma effect of applying SFAS No. 123 includes the Company's share of expense related to the subsidiaries' plans as well. The Company's pro forma net income for the year ended December 31, 2000, was $1,875.2 or $18.88 per share.

The fair value of granted options was estimated at the grant date using the Black-Scholes option pricing model. The weighted average fair value of options granted during 2000 was $21.46. The following weighted average assumptions were used for the year ended December 31, 2000: risk free interest rate of 6.7%; expected dividend yield of 1.6%; expected option life of 5 years; and expected stock price volatility of 33.4%.

Note 15. Reinsurance -

CNA assumes and cedes reinsurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks, and to exit certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA's retained amount varies by type of coverage. Generally, property risks are reinsured on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk. CNA's life reinsurance includes coinsurance, yearly renewable term and facultative programs.

The effects of reinsurance on earned premiums are as follows:


                                                Direct      Assumed        Ceded          Net
------------------------------------------------------------------------------------------------

Year Ended December 31, 2000

Property and casualty                         $ 8,389.0     $1,955.0     $3,421.0     $ 6,923.0
Accident and health                             3,642.0        484.0        487.0       3,639.0
Life                                            1,227.0        220.0        537.0         910.0
------------------------------------------------------------------------------------------------
Total                                         $13,258.0     $2,659.0     $4,445.0     $11,472.0
================================================================================================

Year Ended December 31, 1999

Property and casualty                         $ 9,158.0     $1,816.0      $2,199.0    $ 8,775.0
Accident and health                             3,725.0        198.0         397.0      3,526.0
Life                                            1,174.0        222.0         420.0        976.0
------------------------------------------------------------------------------------------------
Total                                         $14,057.0     $2,236.0      $3,016.0    $13,277.0
================================================================================================

Year Ended December 31, 1998

Property and casualty                         $ 8,327.0     $1,549.0      $  897.0    $ 8,979.0
Accident and health                             3,739.0        176.0         256.0      3,659.0
Life                                            1,014.0        159.0         281.0        892.0
------------------------------------------------------------------------------------------------
Total                                         $13,080.0     $1,884.0      $1,434.0    $13,530.0
================================================================================================

Written premiums were $11,244.0, $12,215.0 and $13,728.0 at December 31, 2000,
1999 and 1998, respectively. The ceding of insurance does not discharge the primary liability of CNA. Therefore, a credit exposure exits with respect to property, liability and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance agreements. CNA holds substantial collateral in the form of funds and bank letters of credit. CNA places reinsurance with carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claims settlement practices. Such collateral was approximately $1,566.0 and $1,306.0 at December 31, 2000 and 1999, respectively. CNA's largest recoverables from reinsurers, including prepaid reinsurance premiums, were approximately $1,176.0, $776.0 and $402.0 at December 31, 2000, from The Allstate Corporation ("Allstate"), American Reinsurance Company and National Indemnity Insurance Company, respectively.

Insurance claims and policyholders' benefits are net of reinsurance recoveries of $4,863.0, $3,224.0 and $994.0 for the years ended December 31, 2000, 1999 and 1998, respectively.

In the above tables, life premiums are from primarily long duration contracts, property and casualty premiums, and accident and health premiums are from primarily short duration contracts.

Note 16. Quarterly Financial Data (Unaudited) -

2000 Quarter Ended                            Dec. 31       Sept. 30      June 30     March 31
------------------------------------------------------------------------------------------------

Total revenues                                $5,555.7      $5,776.4     $5,331.9     $4,673.8
Net income                                       502.9         679.6        510.6        183.6
Per share                                         5.10          6.89         5.17         1.81


1999 Quarter Ended                            Dec. 31        Sept. 30      June 30    March 31
------------------------------------------------------------------------------------------------

Total revenues                                $4,859.2      $5,513.8     $5,611.9     $5,480.3
(Loss) income before cumulative effect of
  changes in accounting principles              (207.8)        271.3        254.3        203.3
Per share                                        (1.97)         2.52         2.33         1.82
Net (loss) income                               (207.8)        271.3        254.3         45.4
Per share                                        (1.97)         2.52         2.33          .41
------------------------------------------------------------------------------------------------

Note 17. Legal Proceedings and Contingent Liabilities -

INSURANCE RELATED

Tobacco Litigation - Four insurance subsidiaries of CNA are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. ("Liggett"). The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in the Delaware Superior Court, New Castle County on January 26, 2000. The lawsuit, which involves numerous insurers, concerns coverage issues relating to a number of tobacco-related claims (currently over 1,100 pending) asserted against Liggett over the past twenty years. However, Liggett only began submitting claims for coverage under the policies in January 2000. CNA believes its coverage defenses are strong. Based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation should not materially affect the financial condition or results of operations of the Company.

IGI Contingency

In 1997, CNA Reinsurance Company Limited ("CNA Re Ltd.") entered into an arrangement with IOA Global, Ltd. ("IOA"), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. ("IGI"), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the "IGI Program"). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters ("AAHRU") Facility. CNA's Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages between 1997 and 1999.

CNA has undertaken a review of the IGI Program and, among other things, has determined that a small portion of the premium assumed under the IGI Program related to United States workers' compensation "carve-out" business. CNA is aware that a number of reinsurers with workers' compensation carve-out insurance exposure have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA's liability will also be reduced. Moreover, based on information known at this time, CNA reasonably believes it has strong grounds for avoiding a substantial portion of its United States workers' compensation carve-out exposure through legal action.

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

Based on CNA's review of the entire IGI Program, CNA has established reserves for its estimated exposure under the program and an estimate for recoverables from retrocessionaires.

CNA is pursuing a number of loss mitigation strategies. Although the results of these various actions to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such future reserve additions will be material to the equity of the Company.

TOBACCO RELATED

Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products. Approximately 4,900 product liability cases are pending against cigarette manufacturers in the United States. Of these, approximately 1,225 cases are pending in a West Virginia court and approximately 3,050 cases are brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits served to date and is a defendant in most of the cases pending in West Virginia.

Excluding the flight attendant and West Virginia suits, approximately 575 product liability cases are pending against U.S. cigarette manufacturers. Of these 575 cases, Lorillard is a defendant in approximately 260. The Company is a defendant in approximately 50 actions, although it has not received service of process of 17 of them.

Tobacco litigation includes various types of claims. In these actions, plaintiffs claim substantial compensatory, statutory and punitive damages, as well as equitable and injunctive relief, in amounts ranging into the billions of dollars. These claims are based on a number of legal theories including, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, violation of consumer protection statutes, violation of antitrust statutes, and failure to warn of the allegedly harmful and/or addictive nature of tobacco products.

Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects claimed to have resulted from an individual's use of cigarettes and/or smokeless tobacco products, addiction to smoking, or exposure to environmental tobacco smoke ("Conventional Product Liability Cases"). Approximately 4,375 such actions are pending against Lorillard, including most of the cases filed in West Virginia and each of the pending flight attendant cases. In other cases, plaintiffs have brought claims as purported class actions on behalf of large numbers of individuals for damages allegedly caused by smoking ("Class Actions"). Approximately 35 such cases are pending against Lorillard. In other cases, plaintiffs are governmental entities or entities such as labor unions, private companies, Indian Tribes, or private citizens suing on behalf of taxpayers. Plaintiffs in these cases seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages ("Reimbursement Cases"). Approximately 50 such cases are pending, including suits brought by the U.S. federal government and the governments of several foreign nations or states of foreign nations. In addition, there are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers ("Claims for Contribution"). Approximately nine such actions are pending against Lorillard, and a tenth case has been served on some of the defendants but not Lorillard.

Several additional Claims for Contribution cases have been filed but not served on any of the defendants to date.

In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases"); approximately 20 such actions are pending.

SETTLEMENT OF STATE REIMBURSEMENT LITIGATION - On November 23, 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the "Original Participating Manufacturers") entered into a Master Settlement Agreement (the "Master Settlement Agreement") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states. The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas, and Minnesota (together with the Master Settlement Agreement, the "State Settlement Agreements").

The State Settlement Agreements provide that it is not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and was entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

Lorillard recorded pre-tax charges of $1,076.5, $1,065.8 and $579.0 for the years ended December 31, 2000, 1999 and 1998, respectively, to account for its obligations under the State Settlement Agreements. The 1998 charges represent Lorillard's share of all fixed and determinable portions of its obligations under the tobacco settlements. For periods subsequent to December 31, 1998, Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

The State Settlement Agreements require that the domestic tobacco industry make annual payments in the following amounts, subject to adjustment for several factors, including inflation, market share and industry volume: 2001, $9,900.0; 2002, $11,300.0; 2003, $10,900.0; 2004 through 2007, $8,400.0; and
thereafter, $9,400.0. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500.0, as well as additional amounts of $250.0 per annum for 2001 through 2003. These payment obligations are the several and not joint obligations of each settling defendant.

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

The Company believes that the State Settlement Agreements will materially adversely affect its cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in United States cigarette sales in the full price and discount segments, Lorillard's share of the domestic full price and discount cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to payments under the State Settlement Agreements. Almost all domestic manufacturers have agreed to become subject to the terms of the Master Settlement Agreement.

CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 4,750 cases pending against manufacturers of tobacco products in United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, due to use of smokeless tobacco products, or due to nicotine dependence. Approximately 1,225 of these are individual cases pending in West Virginia. Approximately 3,050 of these cases have been filed by flight attendants purportedly injured by their exposure to environmental tobacco smoke in the aircraft cabin. Lorillard is a defendant in approximately 4,375 of these cases, including most of the cases pending in West Virginia, as well as all of the pending flight attendant cases. The Company is a defendant in 13 of the cases filed by individuals, although nine of them have not been served on the Company. The Company is not a defendant in any of the flight attendant suits or in any of the conventional cases pending in West Virginia.

Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Plaintiffs in the flight attendant cases may not seek punitive damages as to injuries that arose prior to January 15, 1997. Plaintiffs in most of the West Virginia suits seek unspecified amounts of actual damages and punitive damages.

Since January 1, 1999, a total of twelve trials have been held involving fifteen cases filed by individual plaintiffs. Lorillard was a defendant in three of the cases. The Company was not a defendant in any of the cases tried to date since January 1, 1999. Juries returned verdicts in favor of the defendants in the three cases tried against Lorillard. In the twelve remaining cases, verdicts were returned in favor of the defendants in eight of the matters. Juries found in plaintiffs' favor in the remaining four cases. In these four verdicts, juries awarded plaintiffs a total of $153.2 in actual damages and punitive damages. One of the four verdicts was vacated when the trial court granted defendant's motion for new trial. Plaintiff in that action had been awarded $.2 in actual damages. In two of the four cases, the courts have reduced the verdicts to $26.5 (from $51.5) and $32.8 (from $80.3), respectively. In the fourth case, the jury awarded $21.2. Appeals are pending in each of these actions. To date during 2001, juries have returned verdicts in favor of the defendants in two cases. The time for plaintiffs to seek review of these verdicts has not expired. Lorillard is a defendant in one of the two cases tried to date during 2001. Trial is proceeding in another matter in which neither the Company nor Lorillard are parties. Several additional cases are scheduled for trial against Lorillard during 2001, including a consolidated trial scheduled to begin during June 2001, in the cases brought by the approximately 1,225 West Virginia smokers or users of smokeless tobacco products. These cases are presently scheduled to be tried pursuant to a multi-part trial plan.

In addition to the above, the Florida Supreme Court has reinstated the judgment entered by the trial court in the case of Carter v. Brown & Williamson Tobacco Corporation. In a 1996 trial, the jury found in favor of the plaintiffs and awarded them a total of $.8 in actual damages. Plaintiffs did not seek punitive damages. In a 1998 decision, the Florida Court of Appeal reversed the judgment, holding that plaintiffs' claims were barred by the statute of limitations. Plaintiffs subsequently asked the Florida Supreme Court to review the issue. Lorillard was not a defendant in this matter.

The California Supreme Court has agreed to review decisions by the California Court of Appeals as to whether amendments to a California statute bars claims against cigarette manufacturers if the claims accrued between 1988 and 1998. Several cases against cigarette manufacturers, including Lorillard, have been dismissed based on application of the statute in question.

CLASS ACTIONS - There are approximately 55 purported class actions pending against cigarette manufacturers and other defendants. Lorillard is a defendant in approximately 35 of the 55 cases seeking class certification. The Company is a defendant in eight of the purported class actions, in all of which Lorillard is also a defendant. Two cases naming both the Company and Lorillard as defendants have not been served on any of the parties. Many of the purported class actions are in the pre-trial, discovery stage. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. All but one of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. One case seeks class certification on behalf of individuals who have paid insurance premiums to Blue Cross and Blue Shield organizations.

Various courts have ruled on motions for class certification in smoking and health related cases. In 12 state court cases, which were pending in five states and the District of Columbia, courts have denied plaintiffs' class certification motions. In another 12 cases, cigarette manufacturers have defeated motions for class certification before either federal trial courts or courts of appeal from cases pending in 11 states and the Commonwealth of Puerto Rico. The denial of class certification in a New York federal court case, however, was due to the court's interest in preserving judicial resources for a potentially broader class certification ruling in In re Simon
(II) Litigation, discussed below. In five cases in which Lorillard is a defendant, plaintiffs' motions for class certification have been granted and appeals either have been rejected at the interlocutory stage, appeals have not yet been considered, or the plaintiffs' claims were resolved through a settlement agreement. These five cases, each of which is discussed below, are Broin (which was the matter concluded by the settlement agreement), Engle, Scott, Blankenship and Daniels.

Theories of liability asserted in the purported class actions include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in several of the purported class actions are represented by a well-funded and coordinated consortium of approximately 60 law firms from throughout the United States.

Trial began during July 1998 in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). The trial court, as amended by the Florida Court of Appeal, granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who suffered injury or have died from medical conditions allegedly caused by their addiction to cigarettes containing nicotine.

The case is being tried in three phases. The first phase involved consideration of certain issues claimed to be "common" to the members of the class and their asserted causes of action.

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

By order dated July 30, 1999 and supplemented on August 2, 1999 (together, the "order"), the trial judge amended the trial plan in respect to the manner of determining punitive damages. The order provided that the jury will determine punitive damages, if any, on a lump-sum dollar amount basis for the entire qualified class. The Third District of the Florida Court of Appeal rejected as premature defendants' appeals from these rulings, and the Florida Supreme Court declined to review the orders at this time.

The first portion of Phase Two of the trial began on November 1, 1999 before the same jury that returned the verdict in Phase One. In the first part of Phase Two, the jury determined issues of specific causation, reliance, affirmative defenses, and other individual-specific issues related to the claims of three named plaintiffs and their entitlement to damages, if any.

On April 7, 2000, the jury found in favor of the three plaintiffs and awarded them a total of $12.5 in economic damages, pain and suffering damages and damages for loss of consortium. After awarding damages to one of the three plaintiffs, the jury appeared to find that his claims were barred by the statute of limitations. The purported final judgment entered by the trial court on November 6, 2000 reflected the damages award, and held only a portion of this plaintiff's claims were barred by the statute of limitations.

The second part of Phase Two of the trial began on May 22, 2000 and was heard by the same jury that heard the trial's prior phases. The second part of the trial's Phase Two considered evidence as to the punitive damages to be awarded to the class. On July 14, 2000, the jury awarded a total of $145,000.0 in punitive damages against all defendants, including $16,250.0 against Lorillard.

On November 6, 2000, the Circuit Court of Dade County, Florida, entered a purported final judgment in favor of the plaintiffs that reflects the jury's three verdicts in favor of the plaintiffs. The court's purported final judgment also denied various of defendants' post-trial motions, which included a motion for new trial and a motion seeking reduction of the punitive damages award. Lorillard has noticed an appeal from the purported final judgment to the Third District of the Florida Court of Appeal and has posted its appellate bond in the amount of $104.0 pursuant to recent Florida legislation limiting the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. Although this legislation is intended to apply to the Engle case, Lorillard cannot predict the outcome of any challenges to the possible application or constitutionality of this legislation. In the event this legislation is challenged and found to be invalid, Lorillard could be required to post a bond in an amount not capable of being bonded, resulting in execution of the judgment before it could be set aside on appeal. Lorillard believes that such a result would be unconstitutional and would also violate Florida law. Lorillard intends to take all appropriate steps to prevent this scenario from occurring and believes these efforts should be successful.

Now that the jury has awarded punitive damages and a purported final judgment has been entered, it is unclear how the August 2, 1999 order will be implemented. The August 2, 1999 order provides that the lump-sum punitive damage amount, if any, will be allocated equally to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, which is Phase Three of the trial plan, a process that could take years to conclude. The purported final judgment entered by the court on November 6, 2000 directs that the amounts awarded by the jury are to be paid immediately. Phase Three would address potentially hundreds of thousands of other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

Lorillard remains of the view that the Engle case should not have been certified as a class action. That certification is inconsistent with the overwhelming majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard has challenged class certification, as well as other numerous legal errors that it believes occurred during the trial. The Company and Lorillard believe that an appeal of these issues on the merits should prevail.

Trial began during January 2001 in the case of Blankenship v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia) but a mistrial was declared while plaintiffs were presenting their evidence. A date for retrial has not been set. Shortly before trial began the court granted class certification on behalf of West Virginia residents who desire to participate in a medical monitoring plan. The West Virginia Supreme Court declined to review defendants' writ from the class certification ruling. Lorillard is a defendant in the action. The case is to be tried under a multi-part trial plan.

Trial is scheduled to begin during June 2001 in the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana). The trial court has certified a class for purposes of medical monitoring and smoking cessation claims comprised of residents of the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who allege that defendants undermined compliance with the warnings on cigarette packages. The case is scheduled to be tried under a three-part trial plan. Lorillard is a defendant in the suit.

During December 2000, the Superior Court of San Diego County, California issued an order in the case of Daniels v. Philip Morris, Incorporated, et al. that granted plaintiffs'

motion for class certification on behalf of California residents who, while minors, smoked at least one cigarette between April 1994 and December 31, 1999. Defendants have filed a petition for writ or prohibition from the class certification ruling. Trial in this matter is scheduled to begin during March 2002. Lorillard is a defendant in this action.

On October 10, 1997, the parties to Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke, executed a settlement agreement which was approved by the court on February 3, 1998. Pursuant to the settlement agreement, among other things, Lorillard and three other U.S. cigarette manufacturers paid approximately $300.0 to create and endow a research institute to study diseases associated with cigarette smoke. In addition, the settlement agreement permits the plaintiff class members to file individual suits, but they may not seek punitive damages for injuries that arose prior to January 15, 1997. To date, approximately 3,175 such suits have been filed and served on U.S. cigarette manufacturers, including Lorillard. Approximately 3,050 of these cases are pending. The time for class members to file suits pursuant to the settlement agreement has expired.

During October 2000, the Circuit Court of Dade County, Florida, entered an order that may be construed to hold that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trial of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. It is not clear how the trial judges will apply this order. Defendants have noticed an appeal from the October 2000 order to the Third District of the Florida Court of Appeal. Several of the cases are scheduled for trial during 2001, although Lorillard believes it is unlikely that any trials will be held until defendants' appeal of the October 2000 order is resolved.

REIMBURSEMENT CASES - In addition to the cases settled by the State Settlement Agreements described above, approximately 50 other suits are pending, comprised of cases brought by the U.S. federal government, unions, Indian tribes, private companies and health plans, and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds allegedly expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including injunctive relief, indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in most such actions. The Company is named as a defendant in 18 of them, although three of the cases have not been served on the Company.

U.S. Federal Government Action - The federal government of the United States filed a reimbursement suit on September 22, 1999 in the United States District Court for the District of Columbia against Lorillard, other U.S. cigarette manufacturers, some parent companies (but not the Company) and two trade associations. Plaintiff asserts claims under the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act. The government alleges in the complaint that it has incurred costs of more than $20,000.0 annually in providing health care costs under certain federal programs, including Medicare, military and veterans' benefits programs, and the Federal Employee Health Benefits Program. The federal government seeks to recover an unspecified amount of health care costs, and various types of declaratory relief, including disgorgement of profits, injunctive relief and declaratory relief that defendants are liable for the government's future costs of providing health care resulting from the defendants' alleged wrongful conduct. During September 2000, the court granted in part and denied in part defendants' motion to dismiss the complaint. The court dismissed plaintiff's claims asserted under the Medical Care Recovery Act as well as those under Medicare as Secondary Payer Act. The court denied the motion as to plaintiff's claims under the Racketeering Influenced and Corrupt

Organizations Act. Plaintiff is seeking modification of the trial court's order as it relates to the dismissal of the Medical Care Recovery Act claim. In an amended complaint filed during February 2001, plaintiff attempted to plead with greater specificity the claims dismissed by the court in the September 2000 ruling.

Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by the nations of Bolivia, Ecuador, Guatemala, Honduras, Krygyz, Nicaragua, Panama, the Russian Federation, Tajikistan, Thailand, Ukraine and Venezuela, as well as by the Brazilian States of Espirito Santo, Goias, Mato Grosso do Sul, Piaui, Rio de Janeiro, Sao Paolo and Tocatins, and the Canadian province of Ontario. Lorillard is a defendant in the cases filed by Bolivia, Ecuador, Honduras, Kyrgyz, the Russian Federation, Tajikistan, Ukraine, Venezuela, the seven Brazilian states and the Province of Ontario. The Company is a defendant in the cases filed by Bolivia, Ecuador, Honduras, Kyrgyz, the Russian Federation, Tajikistan, Ukraine and Venezuela, as well as those filed by the seven Brazilian states and the Province of Ontario. The Company has not received service of process of the cases filed by Honduras, Venezuela or the State of Sao Paolo, Brazil. The suit filed by Thailand has been voluntarily dismissed by the plaintiffs. In 1977, Lorillard sold its major trademarks outside of the United States and the international sales business in cigarettes associated with those brands. Performance by Lorillard of obligations under the 1977 agreement was guaranteed by the Company. Lorillard and the Company have received notice from Brown & Williamson Tobacco Corporation, which claims to be a successor to the purchaser, that indemnity will be sought under certain indemnification provisions of the 1977 agreement with respect to suits brought by various of the foregoing foreign jurisdictions, and in certain cases brought in foreign countries by individuals concerning periods prior to June 1977 and during portions of 1978.

Reimbursement Cases by Indian Tribes - Indian Tribes are the plaintiffs in six pending reimbursement suits. Most of these cases have been filed in tribal courts. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the pending tribal cases. Each of the pending cases is in the pre-trial, discovery stage.

Reimbursement Cases Filed by Private Companies and Health Plans - Four cases are pending against cigarette manufacturers in which the plaintiffs are private companies, including not-for-profit insurance companies. Lorillard is a defendant in each of the pending cases. In one of the cases, an appeal is pending from the final judgment entered in favor of the defendants by the trial court. Trial is scheduled to begin during March 2001 in one of the suits, the case of Blue Cross and Blue Shield of New Jersey, which is pending in the U.S. District Court for the Eastern District of New York. One of the two remaining cases was filed in New York by eight German insurance companies. In addition to these private company cases, two suits filed by hospitals or hospital districts are pending. One of the cases is brought on behalf of approximately 175 hospitals operating in the state of New York. Lorillard is named as a defendant in both of the pending cases filed by hospitals or hospital districts.

Reimbursement Cases by Labor Unions - Approximately 20 reimbursement suits are pending in various federal or state courts in which the plaintiffs are labor unions, their trustees or their trust funds. Lorillard is a defendant in each of these suits. The Company is named as a defendant in two of them. Twelve of the approximately 20 cases are on appeal from final judgments entered in defendants' favor by the trial courts. Ten of the twelve cases on appeal are from a single ruling in favor of the defendants by a single New York state court. The remaining two cases on appeal are from rulings in defendants' favor by state courts in California and Michigan. Approximately 60 union cases have been dismissed in recent years. Some of these cases were dismissed voluntarily, while others were dismissed as a result of defendants' dispositive motions. Appeals were sought from some of these dismissal rulings and defendants have prevailed in each of these appeals to date. The Second, Third, Fifth, Seventh, Eighth, Ninth and Eleventh Circuit Courts of Appeal have found in favor of the defendants in each of the appeals from dismissal orders entered by the federal trial courts that were submitted to them, and the U.S. Supreme Court has denied petitions for writ of certiorari that sought review of some of these decisions. Several cases pending in state courts also have been dismissed. Each of the cases pending before a trial court is in the pre-trial, discovery stage.

Eastern District of New York Litigation - On April 18, 2000, a federal judge in the Eastern District of New York issued an order that consolidates, for settlement purposes only, ten pending cases involving Lorillard as well as other industry defendants. These cases include three contribution cases (Falise v. The American Tobacco Company, et al., H.K. Porter Company, Inc. v. The American Tobacco Company, Inc., et al. and Raymark Industries, Inc. v. The American Tobacco Company, Inc., et al.), two union cases (Bergeron, et al. v. Philip Morris, Inc., et al. and The National Asbestos Workers Medical Fund, et al. v. Philip Morris Incorporated, et al.), one private company case (Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al.), two smoking and health class actions that have been served on defendants (Decie v. The American Tobacco Company, Inc., et al. and Simon v. Philip Morris Incorporated, et al.), one smoking and health class action in which none of the defendants have received service of process (Ebert v. Philip Morris, Incorporated, et al.) and one case that contains elements of both a smoking and health class action and a private citizen reimbursement case (Mason v. The American Tobacco Company, Inc., et al.). The judge's order directed the parties to select a mediator or special master in order to facilitate settlement discussions and also invited the federal government to join in the settlement discussions. On July 31, 2000, the federal judge orally proposed the formation of a national punitive damages class action for the purposes of settlement. Pursuant to the judge's proposal, Lorillard entered into discussions with a committee of counsel representing a broad-based group of plaintiffs in an effort to arrive at a comprehensive settlement of all exemplary and punitive damage claims, including claims involved in the Engle class action in Florida described above. The parties have been unable to reach an understanding and the negotiations have been suspended.

The federal judge directed that a combined suit be filed encompassing all of the claims pending before him that name cigarette manufacturers as defendants, the case of In re Simon (II) Litigation (U.S. District Court, Eastern District, New York, filed September 6, 2000). The Company is a defendant in this proceeding. The court has directed a briefing schedule in order to resolve plaintiffs' class action claims, and argument of this motion is scheduled to be heard by the court during March 2001. In a separate November 2000 ruling, the court stated that it would "entertain a prompt motion for certification in Simon II." The court further stated that "Simon II should be triable without appreciable delay should it be certified." To date, a trial date has not been set in this matter.

To date during 2001, a trial was held in one of the contribution cases, Falise. However, as noted below a mistrial was declared due to the inability of the jury to reach a verdict. The court has not scheduled re-trial of this matter. Trial is scheduled to begin during March 2001 in the private company case, Blue Cross and Blue Shield of New Jersey. Several Blue Cross and Blue Shield plans are plaintiffs in this action, but the trial scheduled to begin during March 2001 will address only one of them, Empire Blue Cross and Blue Shield.

CONTRIBUTION CLAIMS - In addition to the foregoing cases, ten cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action, although it has not received service of process of one of them. The Company is named as a defendant in five of the cases, although it has not received service of process of one of the actions. An additional eight cases have been filed in which none of the named defendants, including Lorillard and the Company, have received service of process to date. During January of 2001, a mistrial was declared during jury deliberations in the case of Falise, et al. v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York), which was filed by the Trustees of the Johns Manville Trust. To date, retrial of this case has not been scheduled. Trial is scheduled in two cases during 2001. Trial in the case of Owens Corning v. R.J. Reynolds Tobacco Company, et al., pending in the Circuit Court of Jefferson County, Mississippi, is scheduled to begin during June 2001. Trial in the case of Fibreboard Corporation and Owens Corning v. R.J. Reynolds Tobacco Company, et al., pending in the Superior Court of Alameda County, California, is scheduled to begin during July 2001. The remaining cases are in the pre-trial, discovery stage.

FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 20 such cases are pending in federal and state courts against Lorillard. The Company is named as a defendant in one of the pending actions. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Trials have been held in 15 such cases. Five such trials have been held since 1999. Juries have returned verdicts in favor of Lorillard in 11 of the 15 trials. Four verdicts have been returned in plaintiffs' favor, including one of the two cases tried during 1999 and one of the three cases tried during 2000. In the 1999 trial in which a jury found in favor of the plaintiffs, plaintiffs were awarded $2.2 in actual damages. In the one trial in 2000 in which the jury found in plaintiffs' favor, the jury awarded plaintiffs $1.1 in actual damages and the case was settled prior to a determination of punitive damages.

TOBACCO-RELATED Antitrust Cases - Wholesalers and Direct Purchasers Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, were named as defendants in nine separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1988 in violation of the Sherman Act. These actions seek certification of a class including all domestic and international wholesalers similarly affected by such alleged conduct, and damages, injunctive relief and attorneys' fees. These actions were consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia. The Company has been voluntarily dismissed without prejudice from all direct purchaser cases.

Approximately 30 suits are pending in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in each of these indirect purchaser cases. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

Tobacco Growers Suit - DeLoach v. Philip Morris Companies, Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). Lorillard is named as a defendant in a lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies are also presently named as defendants, and the plaintiffs have now added the major leaf buyers as defendants. This case was originally filed in U.S. District Court, District of Columbia, and transferred to a North Carolina federal court upon motion by the defendants. Plaintiffs seek certification of a class including all tobacco growers and quota holders (the licenses that a farmer must either own or rent to sell the crop), who sold tobacco or held quota under the federal tobacco leaf price support program since February 1996. The plaintiffs' claims relate to the conduct of the companies in the purchase of tobacco through the auction system under the federal program. The suit seeks an unspecified amount of actual damages, trebled under the antitrust laws, and injunctive relief.

                                   * * * *

While Lorillard intends to defend vigorously all litigation which may be brought against it, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. An unfavorable verdict has been returned and judgment has been entered against Lorillard in the Engle case, described above, and it is possible that additional cases could be decided unfavorably to Lorillard.

In addition, adverse developments in relation to smoking and health, including the release in 1998 of industry documents, have received widespread media attention. These developments may reflect adversely on the tobacco industry and, together with possible adverse outcomes in pending cases, could have adverse effects on the ability of Lorillard and other cigarette manufacturers to prevail in smoking and health litigation and could prompt the filing of additional litigation.

Lorillard believes that it has valid defenses to the cases pending against it as well as valid bases for appeal of the adverse verdict against it and Lorillard will continue to maintain a vigorous defense in all such litigation. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

Except for the impact of the State Settlement Agreements as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome of certain pending litigation.

OTHER LITIGATION - The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

Note 18. Business Segments -

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 87% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 53% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary). Each operating entity is responsible for the operation of its specialized business and is headed by a chief executive officer having the duties and authority commensurate with that position.

CNA's insurance products include property and casualty coverages; life, accident and health insurance; and retirement products and annuities. CNA's services include risk management, information services, health care management, claims administration and employee leasing/payroll processing. CNA's products and services are marketed through agents, brokers, managing general agents and direct sales.

Lorillard's principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States.

Loews Hotels owns and/or operates 17 hotels, 15 of which are in the United States and two are in Canada. There is also a property in the United States under development with an opening date scheduled in 2002.

Diamond Offshore's business primarily consists of operating 45 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of December 31, 2000, 29 of these rigs were located in the Gulf of Mexico, 6 were located in Brazil and the remaining 10 were located in various foreign markets.

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

The following tables set forth the Company's consolidated revenues, income and assets by business segment:

Year Ended December 31                       2000          1999          1998
------------------------------------------------------------------------------

Revenues (a):

CNA Financial:
  Property and casualty                 $10,078.0     $10,945.7     $11,320.7
  Life                                    1,701.0       1,577.8       1,593.6
  Group (b)                               3,949.4       3,747.3       3,935.2
  Other                                    (114.2)        132.1         312.4
------------------------------------------------------------------------------
Total CNA Financial                      15,614.2      16,402.9      17,161.9
Lorillard                                 4,342.4       4,064.5       2,865.1
Loews Hotels (c)                            338.5         351.9         242.1
Diamond Offshore (d)                        723.6         846.9       1,244.9
Bulova (e)                                  160.1         138.7         135.0
Corporate                                   159.0        (339.7)       (353.0)
------------------------------------------------------------------------------
Total                                   $21,337.8     $21,465.2     $21,296.0
==============================================================================

Income before taxes and minority interest and cumulative effect of changes in accounting principles (a)(g):

CNA Financial:
  Property and casualty                 $ 1,733.9     $    69.0     $   399.7
  Life                                      285.8         178.0         293.9
  Group                                     134.2         (10.1)        (37.9)
  Other                                    (325.0)       (236.2)       (305.2)
------------------------------------------------------------------------------
Total CNA Financial                       1,828.9            .7         350.5
Lorillard (f)                             1,223.9       1,079.6         593.5
Loews Hotels (c)                             47.6         112.5          54.5
Diamond Offshore (d)                        107.7         238.0         590.2
Bulova (e)                                   27.1          20.8          18.6
Corporate                                   (29.3)       (507.4)       (529.9)
------------------------------------------------------------------------------
Total                                   $ 3,205.9     $   944.2     $ 1,077.4
==============================================================================

Year Ended December 31                     2000           1999         1998
------------------------------------------------------------------------------

Net income (a)(g):

CNA Financial:
  Property and casualty                $1,000.8        $  73.1      $ 257.7
  Life                                    166.0           97.4        158.5
  Group                                    78.8           (1.5)       (16.2)
  Other                                  (177.6)        (125.8)      (165.3)
------------------------------------------------------------------------------
Total CNA Financial                     1,068.0           43.2        234.7
Lorillard (f)                             753.9          651.9        351.8
Loews Hotels (c)                           26.8           70.5         32.8
Diamond Offshore (d)                       32.0           72.7        181.1
Bulova (e)                                 15.0           14.1         10.5
Corporate                                 (19.0)        (331.3)      (346.1)
------------------------------------------------------------------------------
                                        1,876.7          521.1        464.8
Cumulative effect of changes in
 accounting principles                                  (157.9)
------------------------------------------------------------------------------
Total                                  $1,876.7        $ 363.2      $ 464.8
==============================================================================


                                Investments            Receivables            Total Assets
                          ----------------------------------------------------------------------
December 31                    2000        1999        2000        1999        2000        1999
------------------------------------------------------------------------------------------------

CNA Financial             $35,122.3   $35,559.5   $14,945.1   $13,145.0   $62,037.2   $61,244.8
Lorillard                   1,640.9     1,301.0        68.4        54.9     2,671.8     2,208.7
Loews Hotels                   96.5       202.9        42.2        23.7       639.1       604.0
Diamond Offshore              851.8       620.6       153.5       143.6     3,122.5     2,699.7
Bulova                         12.5        31.0        70.7        63.4       186.7       178.8
Corporate and
 eliminations               2,671.6     2,918.0        21.7       110.3     2,219.8     2,527.7
------------------------------------------------------------------------------------------------
Total                     $40,395.6   $40,633.0   $15,301.6   $13,540.9   $70,877.1   $69,463.7
================================================================================================

(a) Investment gains (losses) included in Revenues, Pre-tax income and Net income are as follows:

Year Ended December 31                     2000           1999         1998
------------------------------------------------------------------------------

Revenues and pre-tax income:

CNA Financial:
  Property and casualty                $1,204.4        $ 257.2      $ 474.7
  Life                                     31.7          (37.9)       130.9
  Group                                    83.7            6.0         45.3
  Other                                     1.5           89.3         30.4
------------------------------------------------------------------------------
Total CNA Financial                     1,321.3          314.6        681.3
Corporate and other                        (7.4)        (472.8)      (545.6)
------------------------------------------------------------------------------
                                       $1,313.9        $(158.2)     $ 135.7
==============================================================================

Year Ended December 31                     2000           1999         1998
------------------------------------------------------------------------------

Net income:

CNA Financial:
  Property and casualty                $680.0         $ 143.3       $ 256.2
  Life                                   19.1           (26.3)         69.5
  Group                                  47.3             3.3          24.7
  Other                                    .9            43.8          16.7
------------------------------------------------------------------------------
Total CNA Financial                     747.3           164.1         367.1
Corporate and other                      (4.8)         (300.7)       (354.6)
------------------------------------------------------------------------------
                                       $742.5         $(136.6)      $  12.5
==============================================================================

(b) Includes $2,100.0, $2,100.0 and $2,000.0 under contracts covering U.S. government employees and their dependents for the respective periods.
(c) Includes gains from the sale of hotel properties of $85.1 and $14.7 ($52.0 and $8.4 after taxes) for the years ended December 31, 1999 and 1998, respectively.
(d) Includes a gain from the sale of a drilling rig of $13.9 ($4.7 after taxes and minority interest) for the year ended December 31, 2000.
(e) Includes a gain of $5.5 from settlement of a contract dispute ($3.0 after taxes and minority interest) for the year ended December 31, 2000.
(f) Includes pre-tax charges related to the settlements of tobacco litigation of $1,076.5,
    $1,065.8 and $579.0 ($642.3, $637.3 and $346.5 after taxes) for the years ended December 31,
    2000, 1999 and 1998, respectively.
(g) Income taxes and interest expenses are as follows:


Year Ended December 31                     2000                 1999                  1998
------------------------------------------------------------------------------------------------
                                     Income  Interest     Income    Interest    Income  Interest
                                     Taxes   Expense      Taxes     Expense     Taxes   Expense
------------------------------------------------------------------------------------------------

CNA Financial:
  Property and casualty             $  557.8   $ 17.2    $ (44.3)    $ 13.4    $  70.1    $ 15.0
  Life                                  94.6       .1       64.1        3.3      106.8      14.3
  Group                                 43.6       .3       (8.3)        .2      (18.8)
  Other                               (122.2)   188.7      (95.5)     184.8     (111.1)    189.7
------------------------------------------------------------------------------------------------
Total CNA Financial                    573.8    206.3      (84.0)     201.7       47.0     219.0
Lorillard                              469.8      1.5      427.7       14.9      241.7       1.4
Loews Hotels                            20.8     11.2       42.0        2.2       21.7       3.3
Diamond Offshore                        41.0     10.3       89.8        9.2      220.2      14.5
Bulova                                  11.6                 6.1                   7.7        .1
Corporate                              (10.1)   127.6     (176.1)     126.3     (183.8)    130.9
------------------------------------------------------------------------------------------------
Total                               $1,106.9   $356.9    $ 305.5     $354.3    $ 354.5    $369.2
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

                                                                         Page
      2. Financial Statement Schedules:                                 Number
                                                                        ------

Independent Auditors' Report .........................................    L-1
Loews Corporation and Subsidiaries:
  Schedule I-Condensed financial information of Registrant for the
   years ended December 31, 2000, 1999 and 1998 ......................    L-2
  Schedule II-Valuation and qualifying accounts for the years ended
   December 31, 2000, 1999 and 1998 ..................................    L-6
  Schedule V-Supplemental information concerning property-casualty insurance operations for the years ended December 31, 2000, 1999
   and 1998 ..........................................................    L-7

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

      By-Laws of the Registrant as amended through February 20, 2001
      are filed herewith .............................................   3.02*

  (4) Instruments Defining the Rights of Security Holders, Including
      Indentures

      The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

 (10) Material Contracts

      Employment Agreement between Registrant and Laurence A. Tisch dated March 1, 1971 as amended through January 1, 2001, is filed herewith .................................................  10.01*

      Employment Agreement between Registrant and Preston R. Tisch dated as of March 1, 1988 as amended through January 1, 2001, is filed herewith ..............................................  10.02*

      Continuing Service Agreement between a subsidiary of Registrant and Edward J. Noha, dated February 27, 1991 is incorporated herein by reference to Exhibit 10.04 to Registrant's Report on
      Form 10-K for the year ended December 31, 1990 .................  10.03

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------

      Loews Corporation Deferred Compensation Plan as amended and restated as of December 31, 1995 is incorporated herein by reference to Exhibit 10.05 to Registrant's Report on Form 10-K
      for the year ended December 31, 1996 ...........................  10.04

      Incentive Compensation Plan incorporated herein by reference to
      Exhibit 10.15 to Registrant's Report on Form 10-K for the year ended December 31, 1996 ........................................  10.05

      Comprehensive Settlement Agreement and Release with the State of
      Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions
      relating to the use of or exposure to tobacco products,
      incorporated herein by reference to Exhibit 10 to
      Registrant's Report on Form 8-K filed September 5, 1997 ........  10.06

      Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions
      relating to the use of or exposure to tobacco products,
      incorporated herein by reference to Exhibit 10 to Registrant's
      Report on Form 8-K filed February 3, 1998 ......................  10.07

      State of Minnesota Settlement Agreement and Stipulation for
      Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been
      asserted by the State, incorporated herein by reference
      to Exhibit 10.1 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998 ...................................  10.08

      State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to
      Exhibit 10.2 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998 ...................................  10.09

      State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Registrant's Report on Form
      10-Q for the quarter ended March 31, 1998 ......................  10.10

      Agreement to Pay State of Minnesota Attorneys' Fees and Costs
      relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.4 to Registrant's Report on
      Form 10-Q for the quarter ended March 31, 1998 .................  10.11

      Agreement to Pay Blue Cross and Blue Shield of Minnesota
      Attorneys' Fees and Costs relating to the settlement of
      tobacco litigation, incorporated herein by reference to
      Exhibit 10.5 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998 ...................................  10.12

      State of Minnesota State Escrow Agreement relating to the
      settlement of tobacco litigation, incorporated herein by
      reference to Exhibit 10.6 to Registrant's Report on Form 10-Q
      for the quarter ended March 31, 1998 ...........................  10.13

      Stipulation of Amendment to Settlement Agreement and For Entry
      of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to
      Registrant's Report on Form 10-Q for the quarter ended June
      30, 1998 .......................................................  10.14

      Mississippi Fee Payment Agreement, dated July 2, 1998,
      regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form
      10-Q for the quarter ended June 30, 1998 .......................  10.15

      Mississippi MFN Escrow Agreement, dated July 2, 1998,
      incorporated herein by reference to Exhibit 10.3 to
      Registrant's Report on Form 10-Q for the quarter ended June
      30, 1998 .......................................................  10.16

      Stipulation of Amendment to Settlement Agreement and For Entry
      of Consent Decree, dated July 24, 1998, regarding the
      settlement of the Texas health care cost recovery action,
      incorporated herein by reference to Exhibit 10.4 to
      Registrant's Report on Form 10-Q for the quarter ended June
      30, 1998 .......................................................  10.17

      Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys' fees, incorporated herein by
      reference to Exhibit 10.5 to Registrant's Report on Form 10-Q
      for the quarter ended June 30, 1998 ............................  10.18

      Stipulation of Amendment to Settlement Agreement and For Entry
      of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant's
      Report on Form 10-Q for the quarter ended September 30, 1998 ...  10.19

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------

      Florida Fee Payment Agreement, dated September 11, 1998,
      regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form
      10-Q for the quarter ended September 30, 1998 ..................  10.20

      Master Settlement Agreement with 46 states, the District of
      Columbia, the Commonwealth of Puerto Rico, Guam, the U.S.
      Virgin Islands, American Samoa and the Northern Marianas to
      settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Registrant's Report on Form 8-K filed November 25, 1998 ........................................  10.21

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Andrew H. Tisch is incorporated herein by
      reference to Exhibit 10.31 to Registrant's Report on Form 10-K
      for the year ended December 31, 1998 ...........................  10.22

      Employment Agreement dated as of January 1, 1999 between
      Registrant and James S. Tisch is incorporated herein by
      reference to Exhibit 10.32 to Registrant's Report on Form 10-K
      for the year ended December 31, 1998 ...........................  10.23

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Jonathan M. Tisch is incorporated herein by reference to Exhibit 10.33 to Registrant's Report on Form 10-K
      for the year ended December 31, 1998 ...........................  10.24

      Continuing Services Agreement between a subsidiary of Registrant and Dennis H. Chookaszian, dated February 9, 1999 incorporated herein by reference to Exhibit 10.2 to CNA Financial
      Corporation's (Commission File Number 1-5823) Report on Form
      10-K for the year ended December 31, 1998 ......................  10.25

      Supplemental Retirement Agreement dated September 21, 1999 between Registrant and Arthur Rebell is incorporated herein by reference to Exhibit 10.28 to Registrant's Report on Form
      10-K for the year ended December 31, 1999.......................  10.26

      Loews Corporation 2000 Stock Option Plan is incorporated by reference to Exhibit A to Registrant's Definitive Proxy
      Statement filed on March 29, 2000 ..............................  10.27



      Supplemental Retirement Agreement dated March 24, 2000 between
      Registrant and Peter W. Keegan is incorporated herein by
      reference to Exhibit 10.1 to Registrant's Report on Form 10-Q
      for the quarter ended March 31, 2000............................  10.28

      First Amendment to Supplemental Retirement Agreement dated
      March 24, 2000 between Registrant and Arthur L. Rebell is
      incorporated herein by reference to Exhibit 10.2 to
      Registrant's Report on Form 10-Q for the quarter ended
      March 31, 2000.......... .......................................  10.29

 (21) Subsidiaries of the Registrant

      List of subsidiaries of Registrant .............................  21.01*

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------

 (23) Consents of Experts and Counsel

      Consent of Deloitte & Touche LLP ...............................  23.01*


* Filed herewith

  (b) Reports on Form 8-K - The Company filed a report on Form 8-K on October 6, 2000, stating that CNA Financial Corporation, an 87% owned subsidiary, sold its life reinsurance business to Munich American Reassurance Company.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LOEWS CORPORATION



Dated: March 16, 2001                        By       /s/ Peter W. Keegan
                                               -------------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 16, 2001                        By      /s/ James S. Tisch
                                               -------------------------------
                                                 (James S. Tisch, President
                                                 and Chief Executive Officer)


Dated: March 16, 2001                        By       /s/ Peter W. Keegan
                                               -------------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)


Dated: March 16, 2001                        By         /s/ Guy A. Kwan
                                               -------------------------------
                                                   (Guy A. Kwan, Controller)


Dated: March 16, 2001                        By     /s/ Charles B. Benenson
                                               -------------------------------
                                               (Charles B. Benenson, Director)


Dated: March 16, 2001                        By        /s/ John Brademas
                                               -------------------------------


                                                    (John Brademas, Director)


Dated: March 16, 2001                        By   /s/ Dennis H. Chookaszian
                                               -------------------------------
                                                  (Dennis H. Chookaszian,
                                                  Director)


Dated: March 16, 2001                        By        /s/ Paul Fribourg
                                               -------------------------------
                                                   (Paul Fribourg, Director)

                                             By
                                               -------------------------------
                                                   (Bernard Myerson, Director)


Dated: March 16, 2001                        By        /s/ Edward J. Noha
                                               -------------------------------
                                                   (Edward J. Noha, Director)


Dated: March 16, 2001                        By        /s/ Michael F. Price
                                                ------------------------------
                                                 (Michael F. Price, Director)


Dated: March 16, 2001                        By       /s/ Gloria R. Scott
                                               -------------------------------
                                                   (Gloria R. Scott, Director)


Dated: March 16, 2001                        By       /s/ Andrew H. Tisch
                                               -------------------------------
                                                  (Andrew H. Tisch, Director)


Dated: March 16, 2001                        By     /s/ Jonathan M. Tisch
                                               -------------------------------
                                                 (Jonathan M. Tisch, Director)


Dated: March 16, 2001                        By     /s/ Laurence A. Tisch
                                               -------------------------------
                                                (Laurence A. Tisch, Director)


Dated: March 16, 2001                        By      /s/ Preston R. Tisch
                                               -------------------------------
                                                 (Preston R. Tisch, Director)


Dated: March 16, 2001                        By         /s/ Fred Wilpon
                                               -------------------------------
                                                    (Fred Wilpon, Director)

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Loews Corporation:

We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for liabilities related to insurance-related assessments and accounting for start-up costs in 1999.







Deloitte & Touche LLP
New York, New York
February 15, 2001
(February 20, 2001 as to the
stock split described in Note 1)

                                                                    SCHEDULE I


                Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                              BALANCE SHEETS

                                  ASSETS



December 31                                                 2000          1999
------------------------------------------------------------------------------
(In millions)

Current assets, principally investment in U.S.
 government securities .............................    $ 2,430.2    $ 2,879.5
Investments in securities ..........................        280.7        407.6
Investments in capital stocks of subsidiaries, at
 equity ............................................     11,095.4      9,763.6
Other assets .......................................        273.8         70.1
------------------------------------------------------------------------------

     Total assets ..................................    $14,080.1    $13,120.8
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ...........    $   376.7    $   299.6
Securities sold under agreements to repurchase .....                     347.8
Long-term debt, less current maturities (a) ........      2,291.0      2,288.6
Deferred income tax and other ......................        221.3        207.1
------------------------------------------------------------------------------

     Total liabilities .............................      2,889.0      3,143.1
Shareholders' equity ...............................     11,191.1      9,977.7
------------------------------------------------------------------------------

     Total liabilities and shareholders' equity ....    $14,080.1    $13,120.8
==============================================================================

                                                                    SCHEDULE I
                                                                   (Continued)


               Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                            STATEMENTS OF INCOME



Year Ended December 31                        2000          1999         1998
------------------------------------------------------------------------------
(In millions)

Revenues:
  Equity in income of subsidiaries (b) .   $1,905.9      $ 867.2      $ 824.5
  Investment losses ....................       (6.6)      (462.6)      (545.5)
  Interest and other ...................      149.8        126.3        179.8
------------------------------------------------------------------------------

     Total .............................    2,049.1        530.9        458.8
------------------------------------------------------------------------------

Expenses:
  Administrative .......................       53.7         40.4         43.7
  Interest .............................      128.2        125.9        129.6
------------------------------------------------------------------------------

     Total .............................      181.9        166.3        173.3
------------------------------------------------------------------------------

                                            1,867.2        364.6        285.5
Income tax benefit (c) .................        9.5        156.5        179.3
------------------------------------------------------------------------------
Income before cumulative effect of
 changes in accounting principles ......    1,876.7        521.1        464.8
Cumulative effect of changes in
 accounting principles-net .............                  (157.9)
------------------------------------------------------------------------------

Net income .............................   $1,876.7      $ 363.2      $ 464.8
==============================================================================

                                                                    SCHEDULE I
                                                                   (Continued)


                Condensed Financial Information of Registrant

                              LOEWS CORPORATION

                           STATEMENTS OF CASH FLOWS



Year Ended December 31                        2000        1999           1998
------------------------------------------------------------------------------
(In millions)

Operating Activities:
  Net income ............................ $1,876.7   $  363.2     $    464.8
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Cumulative effect of changes in
     accounting principles ..............                157.9
    Undistributed earnings of affiliates. (1,556.2)     (498.8)        (276.8)
    Investment (gains) losses ...........      6.6       462.6          545.5
    Provision for deferred income taxes .     12.5       119.0          (11.5)
  Changes in assets and liabilities-net:
    Receivables .........................     37.3       (17.7)           3.6
    Accounts payable and accrued
     liabilities ........................     (3.5)        6.0            2.2
    Federal income taxes ................    411.3       (46.1)        (198.3)
    Trading securities ..................   (157.4)     (759.0)        (522.4)
    Other-net ...........................     (5.2)        5.0             .1
------------------------------------------------------------------------------

                                             622.1      (207.9)           7.2
------------------------------------------------------------------------------

Investing Activities:
  Investments in and advances to
   subsidiaries .........................   (281.5)     (293.6)        (292.3)
  Reduction of investments and advances
   to subsidiaries ......................     41.4       208.5          311.5
  Net decrease in short-term investments,
   primarily U.S. government securities .    353.3     1,057.6            6.7
  Securities sold under agreements to
   repurchase ...........................   (347.8)     (101.9)         449.7
  Change in other investments ...........     17.7        15.2           (2.5)
------------------------------------------------------------------------------

                                            (216.9)      885.8          473.1
------------------------------------------------------------------------------


Financing Activities:
  Dividends paid to shareholders ........    (99.7)     (108.9)        (114.6)
  Purchases of treasury shares ..........   (305.7)     (601.6)        (218.0)
  Principal payments on long-term debt ..                              (117.8)
------------------------------------------------------------------------------
                                            (405.4)     (710.5)        (450.4)
------------------------------------------------------------------------------

Net change in cash ......................      (.2)      (32.6)          29.9
Cash, beginning of year .................     10.4        43.0           13.1
------------------------------------------------------------------------------

Cash, end of year ....................... $   10.2    $   10.4       $   43.0
==============================================================================

                                                                    SCHEDULE I
                                                                   (Continued)


                 Condensed Financial Information of Registrant

--------------
Notes:

  (a) Long-term debt consisted of:


December 31                                                 2000          1999
------------------------------------------------------------------------------

6.8% notes due 2006 (effective interest rate
 of 6.8%) (authorized, $300) ................           $  300.0      $  300.0
3.1% exchangeable subordinated notes due 2007
 (effective interest rate of 3.4%)
 (authorized $1,150) (1) ....................            1,150.0       1,150.0
8.9% debentures due 2011 (effective interest
 rate of 9.0%) (authorized, $175) ...........              175.0         175.0
7.6% notes due 2023 (effective interest rate
 of 7.8%) (authorized, $300) (2) ............              300.0         300.0
7% notes due 2023 (effective interest rate of
 7.2%) (authorized, $400) (3) ...............              400.0         400.0
------------------------------------------------------------------------------

                                                         2,325.0       2,325.0
Less unamortized discount ...................               34.0          36.4
------------------------------------------------------------------------------

                                                       $ 2,291.0      $2,288.6
==============================================================================

      (1) Redeemable in whole or in part at September 15, 2002, at 101.6%, and decreasing percentages thereafter. The notes are exchangeable into
          15.376 shares of Diamond Offshore's common stock per $1,000 principal amount of notes, at a price of $65.04 per share.
      (2) Redeemable in whole or in part at June 1, 2003 at 103.8%, and decreasing percentages thereafter.
      (3) Redeemable in whole or in part at October 15, 2003 at 102.4%, and decreasing percentages thereafter.

  (b) Cash dividends paid to the Company by affiliates amounted to $356.7, $368.4 and $547.1 for the years ended December 31, 2000, 1999 and 1998, respectively.

  (c) The Company is included in a consolidated federal income tax return with certain of its subsidiaries and, accordingly, participates in the allocation of certain components of the consolidated provision for federal income taxes. Such taxes are generally allocated on a separate return bases.

  The Company has entered into separate tax allocation agreements with majority-owned subsidiaries in which its ownership exceeds 80% (the "Subsidiary"). Each agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return. Under these agreements, CNA will pay approximately $64.0 for 2000. In 1999 and 1998, CNA received $288.0 and $83.0, respectively. Each agreement may be canceled by either of the parties upon thirty days' written notice. See Note 8 of the Notes to Consolidated Financial Statements of Loews Corporation and subsidiaries included in Item 8.

                                                                   SCHEDULE II

                        LOEWS CORPORATION AND SUBSIDIARIES

                         Valuation and Qualifying Accounts


     Column A           Column B          Column C        Column D    Column E
     --------           --------          --------        --------    --------
                                          Additions
                                   ----------------------
                       Balance at  Charged to   Charged             Balance at
                       Beginning   Costs and    to Other                End of
    Description        of Period   Expenses     Accounts  Deductions    Period
------------------------------------------------------------------------------
                                            (In millions)
                                For the Year Ended December 31, 2000

Deducted from assets:
 Allowance for
  discounts .........   $    2.7     $165.4                 $165.4(1)   $  2.7
 Allowance for
  doubtful accounts        334.1       19.4                    7.9       345.7
                        ------------------------------------------------------

     Total ..........   $  336.8     $184.9                 $173.3      $348.4
                        ======================================================
                                For the Year Ended December 31, 1999

Deducted from assets:
 Allowance for
  discounts .........   $    1.6     $156.8                 $155.7(1)   $  2.7
 Allowance for
  doubtful accounts        342.2       13.2                   21.3       334.1
                        ------------------------------------------------------

     Total ..........   $  343.8     $170.0                 $177.0      $336.8
                        ======================================================
                                For the Year Ended December 31, 1998

Deducted from assets:
 Allowance for
  discounts .........   $    1.4     $109.8                 $109.6(1)   $  1.6
 Allowance for
  doubtful accounts        316.6       35.6                   10.0       342.2
                        ------------------------------------------------------

     Total ..........   $  318.0     $145.4                 $119.6      $343.8
                        ======================================================

--------------
Notes: (1) Discounts allowed.

                                                                    SCHEDULE V

                      LOEWS CORPORATION AND SUBSIDIARIES

   Supplemental Information Concerning Property-Casualty Insurance Operations



Consolidated Property-Casualty Entities
------------------------------------------------------------------------------

Year Ended December 31                           2000         1999        1998
------------------------------------------------------------------------------
(In millions)

Deferred policy acquisition costs ....        $ 1,121      $ 1,126
Reserves for unpaid claim and claim
 adjustment expenses .................         26,408       26,631
Discount deducted from claim and
 claim adjustment expenses reserves
 above (based on interest rates
 ranging from 3.5% to 7.5%) ..........          2,413        2,376
Unearned premiums ....................          4,821        5,103
Net earned premiums ..................          8,893       10,010     $10,281
Net investment income ................          1,540        1,632       1,741
Incurred claim and claim adjustment
 expenses related to current year ....          6,331        7,287       7,903
Incurred claim and claim adjustment
 expenses related to prior years .....            427        1,027         263
Amortization of deferred policy
 acquisition costs ...................          1,729        2,005       2,042
Paid claim and claim expenses ........          8,434        9,964       8,745
Net premiums written .................          8,686        8,987      10,569

                                     L-7



152
