Form 10-Q
period 2001-03-31
LOEWS CORP
filed 2001-05-03
CIK 60086

==============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001
                                --------------
                                        OR

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

                      Yes     X                       No
                          ---------                      ---------

          Class                                  Outstanding at April 27, 2001
--------------------------                       -----------------------------
Common stock, $1 par value                             197,239,900 shares
==============================================================================

                                      INDEX

Part I. Financial Information                                         Page No.
                                                                      --------

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      March 31, 2001 and December 31, 2000  . . . . . . . . . . .          3

    Consolidated Condensed Statements of Income--
      Three months ended March 31, 2001 and 2000  . . . . . . . .          4

    Consolidated Condensed Statements of Cash Flows--
      Three months ended March 31, 2001 and 2000  . . . . . . . .          5

    Notes to Consolidated Condensed Financial Statements  . . . .          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . .         34

  Item 3. Quantitative and Qualitative Disclosures about Market
    Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         47

Part II. Other Information

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .         51

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .         55

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
------------------------------------------------------------------------------
(Amounts in millions of dollars)                    March 31,     December 31,
                                                       2001            2000
                                                    --------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of
   $26,961.8 and $27,167.5 . . . . . . . . . .      $27,317.7       $27,244.3
  Equity securities, cost of $1,434.7 and
   $1,462.5  . . . . . . . . . . . . . . . . .        2,580.5         2,682.5
  Other investments  . . . . . . . . . . . . .        1,620.1         1,368.5
  Short-term investments . . . . . . . . . . .       10,863.2         9,100.3
                                                    --------------------------
     Total investments . . . . . . . . . . . .       42,381.5        40,395.6
Cash . . . . . . . . . . . . . . . . . . . . .          181.9           195.2
Receivables-net  . . . . . . . . . . . . . . .       16,212.1        15,301.6
Property, plant and equipment-net  . . . . . .        3,017.9         3,206.3
Deferred income taxes  . . . . . . . . . . . .          351.1           404.0
Goodwill and other intangible assets-net . . .          359.8           378.7
Other assets . . . . . . . . . . . . . . . . .        4,697.5         4,291.3
Deferred acquisition costs of insurance
 subsidiaries  . . . . . . . . . . . . . . . .        2,436.2         2,417.8
Separate Account business  . . . . . . . . . .        3,885.9         4,286.6
                                                    --------------------------
     Total assets  . . . . . . . . . . . . . .      $73,523.9       $70,877.1
                                                    ==========================

Liabilities and Shareholders' Equity:

Insurance reserves and claims  . . . . . . . .      $38,755.2       $39,054.3
Payable for securities purchased . . . . . . .        1,511.3           971.4
Securities sold under repurchase agreements  .        3,037.3         1,308.4
Long-term debt, less unamortized discount  . .        5,887.1         6,040.0
Other liabilities  . . . . . . . . . . . . . .        6,361.6         5,817.4
Separate Account business  . . . . . . . . . .        3,885.9         4,286.6
                                                    --------------------------
     Total liabilities . . . . . . . . . . . .       59,438.4        57,478.1
Minority interest  . . . . . . . . . . . . . .        2,292.1         2,207.9
Shareholders' equity . . . . . . . . . . . . .       11,793.4        11,191.1
                                                    --------------------------
     Total liabilities and shareholders'
      equity . . . . . . . . . . . . . . . . .      $73,523.9       $70,877.1
                                                    ==========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
------------------------------------------------------------------------------------------------
(In millions, except per share data)                                Three Months Ended March 31,
                                                                        2001               2000
                                                                    ----------------------------
Revenues:
  Insurance premiums  . . . . . . . . . . . . . . . . . . . .       $2,530.1           $2,768.9
  Investment income, net of expenses  . . . . . . . . . . . .          593.0              594.9
  Investment gains (losses) . . . . . . . . . . . . . . . . .          407.4             (140.3)
  Manufactured products (including excise taxes of $150.7 and
   $158.8). . . . . . . . . . . . . . . . . . . . . . . . . .        1,069.6            1,013.5
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          503.9              418.7
                                                                    ---------------------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .        5,104.0            4,655.7
                                                                    ---------------------------
Expenses:
  Insurance claims and policyholders' benefits  . . . . . . .        2,110.5            2,343.4
  Amortization of deferred acquisition costs  . . . . . . . .          423.6              393.0
  Cost of manufactured products sold  . . . . . . . . . . . .          546.6              545.8
  Other operating expenses  . . . . . . . . . . . . . . . . .        1,013.1              946.7
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . .           86.3               88.4
                                                                    ---------------------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .        4,180.1            4,317.3
                                                                    ---------------------------
                                                                       923.9              338.4
                                                                    ---------------------------
  Income tax  . . . . . . . . . . . . . . . . . . . . . . . .          328.6              114.2
  Minority interest   . . . . . . . . . . . . . . . . . . . .           69.7               40.6
                                                                    ---------------------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .          398.3              154.8
                                                                    ---------------------------
Income before cumulative effect of changes in accounting
 principles . . . . . . . . . . . . . . . . . . . . . . . . .          525.6              183.6

Cumulative effect of changes in accounting principles-net . .          (53.3)
                                                                    ---------------------------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .       $  472.3           $  183.6
                                                                    ===========================
Net income per share:
  Income before cumulative effect of changes in accounting
   principles . . . . . . . . . . . . . . . . . . . . . . . .       $   2.67           $    .90
  Cumulative effect of changes in accounting principles-net .           (.27)
                                                                    ---------------------------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .       $   2.40           $    .90
                                                                    ===========================

Weighted average number of shares outstanding . . . . . . . .          197.2              203.2
                                                                    ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
------------------------------------------------------------------------------------------------
(Amounts in millions)                                               Three Months Ended March 31,
                                                                        2001          2000
                                                                    ----------------------------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .        $    472.3       $    183.6
  Adjustments to reconcile net income to net cash used by
   operating activities-net  . . . . . . . . . . . . . . . .            (321.6)           249.8
  Cumulative effect of changes in accounting principles  . .              53.3
  Changes in assets and liabilities-net:
    Reinsurance receivable . . . . . . . . . . . . . . . . .            (140.1)        (1,011.8)
    Other receivables  . . . . . . . . . . . . . . . . . . .            (154.0)            41.7
    Prepaid reinsurance premiums . . . . . . . . . . . . . .            (219.8)          (126.3)
    Deferred acquisition costs . . . . . . . . . . . . . . .             (25.7)          (116.5)
    Insurance reserves and claims  . . . . . . . . . . . . .            (265.8)           916.5
    Other liabilities  . . . . . . . . . . . . . . . . . . .             412.3           (113.5)
    Trading securities . . . . . . . . . . . . . . . . . . .             160.2           (129.2)
    Other-net  . . . . . . . . . . . . . . . . . . . . . . .               8.9            (20.5)
                                                                    ----------------------------
                                                                         (20.0)          (126.2)
                                                                    ----------------------------
Investing Activities:
  Purchases of fixed maturities  . . . . . . . . . . . . . .         (28,249.6)       (11,586.5)
  Proceeds from sales of fixed maturities  . . . . . . . . .          21,907.6         12,544.3
  Proceeds from maturities of fixed maturities . . . . . . .           6,656.7            585.1
  Securities sold under agreements to repurchase . . . . . .           1,728.9          1,456.0
  Purchase of equity securities  . . . . . . . . . . . . . .            (312.2)          (620.7)
  Proceeds from sales of equity securities . . . . . . . . .             305.3            613.8
  Change in short-term investments . . . . . . . . . . . . .          (1,707.7)        (2,143.6)
  Purchases of property, plant and equipment . . . . . . . .            (102.3)          (333.9)
  Proceeds from sales of property, plant and equipment . . .             261.0             31.8
  Change in other investments  . . . . . . . . . . . . . . .            (273.9)            78.4
                                                                    ----------------------------
                                                                         213.8            624.7
                                                                    ----------------------------
Financing Activities:
  Dividends paid to shareholders . . . . . . . . . . . . . .             (24.6)           (25.7)
  Dividends paid to minority interests . . . . . . . . . . .              (7.9)            (9.4)
  Purchases of treasury shares . . . . . . . . . . . . . . .                             (288.7)
  Purchases of treasury shares by subsidiaries . . . . . . .                              (38.3)
  Issuances of long-term debt  . . . . . . . . . . . . . . .                               25.0
  Principal payments on long-term debt . . . . . . . . . . .            (154.0)            (7.9)
  Redemption of CNA preferred stock  . . . . . . . . . . . .                              (79.0)
  Receipts credited to policyholders . . . . . . . . . . . .                .8              1.3
  Withdrawals of policyholders account balances  . . . . . .             (20.8)           (37.6)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . .               (.6)             (.1)
                                                                    ----------------------------
                                                                        (207.1)          (460.4)
                                                                    ----------------------------
Net change in cash . . . . . . . . . . . . . . . . . . . . .             (13.3)            38.1
Cash, beginning of period  . . . . . . . . . . . . . . . . .             195.2            183.9
                                                                    ----------------------------
Cash, end of period  . . . . . . . . . . . . . . . . . . . .        $    181.9      $     222.0
                                                                    ============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
------------------------------------------------------------------------------
(Dollars in millions, except per share data)

1.  General:

  Reference is made to the Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders which should be read in conjunction with these consolidated condensed financial statements.

Accounting Changes

  In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS No. 133). The initial adoption of SFAS No. 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS No. 133 resulted in a decrease to first quarter 2001 earnings of $53.3, net of taxes and minority interest of $33.0 and $8.0, respectively. Of this transition amount, approximately $50.5, net of taxes and minority interest, related to CNA's investments and investment-related derivatives. Because CNA already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $50.5 to shareholders' equity (accumulated other comprehensive income). See Note 2 for a complete discussion of the Company's adoption of these accounting pronouncements.

  On January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles ("Codification") for preparing its statutory-basis financial statements. Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNA's insurance subsidiaries conduct business required adoption of Codification (with certain modifications) for the preparation of statutory financial statements effective January 1, 2001. The Company's adoption of Codification, as modified, resulted in an increase in statutory capital and surplus as of January 1, 2001 by approximately $175.0, which primarily relates to deferred tax assets offset by insurance-related assessments and pension-related liabilities.

  Additionally, CNA's property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with changes required by Codification related to the recording of written premiums. The effect of this change was to reduce net written premiums by $113.0 for the three months ended March 31, 2001. This change has no impact on net earned premiums or net income.

Stock Split

  On February 20, 2001, the Board of Directors declared a two-for-one stock split, by way of a stock dividend, effective March 21, 2001. All share and per share data have been restated to retroactively reflect the stock split.

Comprehensive Income

  Comprehensive income includes all changes to shareholders' equity, including net income, except those resulting from investments by shareholders and distributions to shareholders. For the three months ended March 31, 2001 and 2000, comprehensive income totaled $624.9 and $188.2, respectively. Comprehensive income includes net income, unrealized appreciation (depreciation) and foreign currency translation gains or losses.

Net Income Per Share

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2001, earnings per common share assuming dilution is the same as basic earnings per share because the impact of securities that could potentially dilute basic earnings per common share is insignificant.

Stock Option Plan

  In 2000, shareholders approved the Loews Corporation 2000 Stock Option Plan (the "Plan"). The aggregate number of shares of Common Stock for which options may be granted under the Plan is 2,000,000; and the maximum number of shares of Common Stock with respect to which options may be granted to any individual in any calendar year is 400,000. The exercise price per share may not be less than the fair market value of the Common Stock on the date of grant. Pursuant to the Plan, on January 24, 2001, options were granted for a total of 270,600 shares of Common Stock at an exercise price of $46.71 per share. These options vest ratably over a four year period and expire in ten years. The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense is recognized when the exercise price of options equals the fair value (market price) of the underlying stock on the date of grant.

Reclassifications

  Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2001.

  During the first quarter of 2001, CNA reclassified equity method income from limited partnership investments. This income was previously classified in investment gains and is now classified in net investment income. The after-tax impact of this reclassification on net operating income before investment gains was an increase of $20.9 and $31.3 for the three months ended March 31, 2001 and 2000.

2.  Derivative Financial Instruments

  As discussed in Note 1, effective January 1, 2001, the Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133. A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument, index or rate, has a notional amount, and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, swaptions, futures, forwards and commitments to purchase securities and combinations of the forgoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument and accounted for under SFAS No. 133 when the embedded derivative is not clearly and closely related to the host instrument. In addition, non-investment instruments, including certain types of insurance contracts that have historically not been considered derivatives, can be derivatives or contain embedded derivatives under SFAS No. 133.

  SFAS No. 133 requires that all derivative instruments be recorded in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the nature of any hedge designation thereon. The Company's accounting for changes in the fair value of derivative instruments is as follows:


Nature of Hedge Designation        Derivative's Change in Fair Value
                                           Reflected in:
---------------------------        -----------------------------------

No hedge designation               Realized investment gains (losses).

Fair value                         Realized investment gains (losses),
                                   along with the change in fair value
                                   of the hedged asset or liability.

Cash flow                          Other comprehensive income, with
                                   subsequent reclassification to
                                   earnings when the hedged transaction,
                                   asset or liability impacts earnings.

Foreign currency                   Consistent with fair value or a cash
                                   flow hedge above, depending on the
                                   nature of the hedging relationship.

  Changes in the fair value of derivatives held in CNA's separate accounts are reflected in separate account earnings. Because separate account investments are generally carried at fair value with changes therein reflected in separate account earnings, hedge accounting is generally not applicable to separate account derivatives.

Use of Derivatives

  Investment activities of non-insurance companies include investments in derivative instruments which are marked to market and reported as investment gains or losses in the income statement.

  The Company invests in certain derivative instruments for a number of purposes, including; (i) for its asset and liability management activities, (ii) for income enhancements for its portfolio management strategy, and (iii) to benefit from anticipated future movements in the underlying markets. If such movements do not occur as anticipated, then significant losses may occur.

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

  CNA invests in derivative financial instruments in the normal course of business, primarily to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities. CNA's principal objective under such market risk strategies is to achieve the desired reduction in economic risk, even if the position will not receive hedge accounting treatment. CNA may also use derivatives for purposes of income enhancement, primarily via the sale of covered call options.

  CNA's use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which it is subject, and by its own derivative policy. The derivative policy limits which personnel are authorized to initiate derivative transactions. The policy prohibits the use of derivatives with a maturity greater than eighteen months, unless the derivative is matched with assets or liabilities having a longer maturity. The policy prohibits the use of derivatives containing greater than one-to-one leverage with respect to changes in the underlying price, rate or index. Also, the policy prohibits the use of borrowed funds, including funds obtained through repurchase transactions, to engage in derivative transactions.

  Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the gross fair value of the asset related to the instruments recognized in the consolidated condensed balance sheets. The Company mitigates the risk of non-performance by using multiple counterparties and by monitoring their creditworthiness. The Company generally requires collateral from its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

Risk Management Strategies Regarding Market Risk

  The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management, which includes rebalancing its existing portfolios or assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards, and commitments to purchase securities. These instruments are generally used to lock in interest rates or unrealized gains, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments, variable rate debt and life insurance liabilities. As of the adoption date and March 31, 2001, none of the Company's holdings of these types of instruments have been designated as hedges of specific assets or liabilities, and therefore do not currently qualify for hedge accounting under generally accepted accounting principles ("GAAP").

  The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments which derive their value from such securities. The Company attempts to mitigate its exposure to such risks by limiting its investment in any one security or index. The Company may also manage this risk by utilizing instruments such as options, swaps, futures and collars to protect appreciation in securities held. CNA uses derivatives in one of its separate accounts to mitigate equity price risk associated with its indexed group annuity contracts by purchasing Standard & Poor's 500 ("S&P 500") index futures contracts in a notional amount equal to the contract holder liability, which is calculated using the S&P 500 rate of return.

  Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments denominated in a foreign currency. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the European Monetary Unit. The Company manages this risk via asset/liability matching and through the use of foreign currency futures and/or forwards. As of the adoption date and March 31, 2001, none of the Company's holdings of foreign currency derivatives have been designated as hedges of specific assets or liabilities, and therefore do not currently qualify for hedge accounting under GAAP.

  A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows. The contractual or notional amounts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments. Interest rates, equity prices and foreign currency exchange rates affect the fair value of derivatives. The fair values generally represent the estimated amounts that CNA would expect to receive or pay upon termination of the contracts at the reporting date. Dealer quotes are available for substantially all of CNA's derivatives. For derivative instruments not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle or quoted market prices of comparable instruments.

Derivative Financial Instruments

The Company's investments in derivative instruments are as follows:


                                                          Contractual/
                                                            Notional       Fair Value Asset
March 31, 2001                                               Value            (Liability)
-------------------------------------------------------------------------------------------

Equity markets:
  Options
    Purchased-Global Crossing                               $1,000.0              $ 944.0
             -other                                            123.5                 19.3
    Written-Global Crossing                                  1,256.0               (244.0)
           -other                                              929.1                (16.4)
  Index futures-long                                             2.6
  Equity warrants                                               15.0                  3.0
  Collateralized debt obligation liabilities                   170.0                (16.0)
  Options embedded in convertible debt securities              869.0                161.0
  Separate Accounts-options purchased                           79.0
                   -options written                             87.0                 (1.0)
                   -equity index futures - long                821.0
Interest rate risk:
  Commitments to purchase government
    and municipal securities                                   343.0
  Interest rate caps                                           500.0                  1.0
  Futures-long                                                 685.4
         -short                                                318.4
  Foreign currency forwards                                    114.0
  Separate Accounts-commitments to purchase
                     government and municipal
                     securities                                 65.0                  1.0
                   -futures-short                               26.0
Commodities:
  Gold:
    Options-purchased                                          232.6                 14.0
           -written                                            160.0                 (3.6)
Other                                                          354.6                 (2.1)
-------------------------------------------------------------------------------------------
Total                                                       $8,151.2               $860.2
===========================================================================================

  Immediately following adoption of SFAS No. 133 on January 1, 2001, the Company's derivative instrument holdings were as follows:



                                                          Contractual/
                                                            Notional       Fair Value Asset
January 1, 2001                                              Value            (Liability)
-------------------------------------------------------------------------------------------

Equity markets:
  Options
    Purchased-Global Crossing                                $1,000.0             $ 664.0
             -other                                             173.0                23.7
    Written-Global Crossing                                   1,256.0                (1.0)
           -other                                               269.6               (17.5)
  Index futures- short                                            2.3
  Equity warrants                                                10.0                 4.0
  Collateralized debt obligation liabilities                    170.0               (18.0)
  Options embedded in convertible debt securities               845.0               231.0
  Separate Accounts-options purchased                           110.0
                   -options written                             118.0                (1.0)
                   -equity index futures-long                   996.0               (13.0)
Interest rate risk:
  Interest rate caps                                            500.0                 1.0
  Futures-long                                                  229.0
         -short                                                 806.2
  Foreign currency forwards                                      13.0
  Separate Accounts-commitments to purchase
                     government and municipal
                     securities                                 111.0                 1.0
                   -futures-short                                76.0
Commodities:
  Gold:
    Options-purchased                                           232.5                11.8
Other                                                             8.6
-------------------------------------------------------------------------------------------
Total                                                        $6,926.2              $886.0
===========================================================================================

  Collateralized debt obligations represent a credit enhancement product that is typically structured in the form of a swap. CNA has determined that this product is a derivative under SFAS No. 133. CNA is no longer writing this product. Options embedded in convertible debt securities are classified as fixed maturity securities in the Consolidated Condensed Balance Sheets, consistent with the host instruments.

Fair Value Hedge

  As of the adoption date, and as of March 31, 2001, CNA's collar position related to its investment in Global Crossing Ltd. ("Global Crossing") common stock was the only derivative position that has been designated as a hedge for accounting purposes. The nature of the transition adjustment related to this hedge was such that the $962.0 unrealized gain that existed on the Global Crossing common stock when the hedge was established has been preserved in accumulated other comprehensive income.

  The effectiveness of this hedge is measured based on changes in the intrinsic value of the collar in relation to changes in the fair value of the Global Crossing common stock. Changes in the time value component of the collar's fair value are excluded from the hedge designation and measurement of the effectiveness. For the three months ended March 31, 2001, the Global Crossing hedge was 100% effective. The change in the time value component of the collar was a pre-tax gain of $21.0 for the three months ended March 31, 2001, and has been recorded as an investment gain in the Consolidated Condensed Statements of Income.

3.  Reinsurance:

  The effects of reinsurance on earned premiums are shown in the following table:


                                                   Direct    Assumed     Ceded        Net
                                                -------------------------------------------
                                                      Three Months Ended March 31, 2001
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 2,021.0   $  310.0   $  866.0   $ 1,465.0
Accident and health . . . . . . . . . . . . .       876.0       56.0       61.0       871.0
Life  . . . . . . . . . . . . . . . . . . . .       291.0       77.0      174.0       194.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 3,188.0   $  443.0   $1,101.0   $ 2,530.0
                                                ===========================================


                                                      Three Months Ended March 31, 2000
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 2,117.0   $  519.0   $  961.0   $ 1,675.0
Accident and health . . . . . . . . . . . . .       919.0       63.0      107.0       875.0
Life  . . . . . . . . . . . . . . . . . . . .       282.0       58.0      121.0       219.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 3,318.0   $  640.0   $1,189.0   $ 2,769.0
                                                ===========================================

  In 1999, CNA entered into an aggregate excess-of-loss reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property-casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 with an aggregate limit of $1,000.0. The second section of the Aggregate Cover, which is available for accident year 2001, provides coverage up to $510.0 of losses for a maximum premium of $310.0. In the first quarter of 2001, CNA triggered the coverage under the second section of the Aggregate Cover for the 2001 accident year. As a result, CNA ceded $42.0 in premium and $39.0 of loss and loss adjustment expenses, and recorded an interest charge of $6.0 on the funds withheld balance.

In 2001, CNA entered into a one-year aggregate excess-of-loss reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). Ceded premiums in the amount of $1.0 were recorded for the CCC Cover. The loss protection provided by the CCC Cover has an aggregate limit of $750.0 to $825.0 depending on premium volume. The CCC

Cover provides continuous coverage in excess of the triggered coverage in the second section of the Aggregate Cover discussed above.

4.  Receivables:

  The Company's receivables are comprised of the following:

                                                    March 31, December 31,
                                                       2001        2000
                                                   -----------------------

Reinsurance . . . . . . . . . . . . . . . . .      $ 9,537.4    $ 9,397.3
Other insurance . . . . . . . . . . . . . . .        5,078.5      5,026.3
Security sales  . . . . . . . . . . . . . . .        1,239.9        470.5
Accrued investment income . . . . . . . . . .          393.4        424.3
Other . . . . . . . . . . . . . . . . . . . .          289.4        331.9
                                                   -----------------------
     Total  . . . . . . . . . . . . . . . . .       16,538.6     15,650.3

Less allowance for doubtful accounts and cash
 discounts  . . . . . . . . . . . . . . . . .          326.5        348.7
                                                   -----------------------
     Receivables-net  . . . . . . . . . . . .      $16,212.1    $15,301.6
                                                   =======================

5.  Shareholders' equity:

                                                    March 31, December 31,
                                                      2001         2000
                                                   -----------------------
Preferred stock, $.10 par value,
  Authorized--100,000,000 shares
Common stock, $1 par value:
  Authorized--400,000,000 shares
  Issued and outstanding-197,239,900 and
   197,228,000 shares . . . . . . . . . . . .      $   197.2    $   197.2
Additional paid-in capital  . . . . . . . . .           47.6         45.6
Earnings retained in the business . . . . . .       10,639.3     10,191.6
Accumulated other comprehensive income  . . .          909.3        756.7
                                                   -----------------------
Total shareholders' equity  . . . . . . . . .      $11,793.4    $11,191.1
                                                   =======================

6.  Restructuring and Other Related Charges:

  At December 31, 2000, the remaining accrued restructuring and other related charges consisted of $7.0 of lease termination costs. During the first quarter of 2001, approximately $2.0 of these accrued costs were paid.

7.  Significant Transactions:

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

  MARC assumed approximately $294.0 of liabilities (primarily future policy benefits and claim reserves) and approximately $209.0 in assets (primarily uncollected premiums and deferred policy acquisition costs). The net gain from the reinsurance transaction, which is subject to certain post-closing adjustments, has been recorded as deferred revenue and will be recognized in income over the next 12 to 18 months as CNA Life Re's assumed contracts are novated to MARC.

  The CNA Life Re business contributed net earned premiums of $49.0 and pre-tax operating income of $10.0 for the three months ended March 31, 2000.

8.  Business Segments:

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

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2000. In addition, CNA does not maintain a distinct investment portfolio for each of its insurance segments, and accordingly, allocation of assets to each segment is not performed. Therefore, investment income and investment gains (losses) are allocated based on each segment's carried insurance reserves, as adjusted.

  The following tables set forth the Company's consolidated revenues and income by business segment:


                                                                       Three Months Ended
                                                                            March 31,
                                                                    -----------------------
                                                                        2001         2000
                                                                    -----------------------

Revenues (a):
  CNA Financial:
    Property and casualty . . . . . . . . . . . . . . . . . . .     $ 2,160.9    $ 2,223.5
    Life  . . . . . . . . . . . . . . . . . . . . . . . . . . .         532.3        395.4
    Group . . . . . . . . . . . . . . . . . . . . . . . . . . .         873.5        933.2
    Other Insurance . . . . . . . . . . . . . . . . . . . . . .          45.0        (61.0)
                                                                    -----------------------
   Total CNA Financial  . . . . . . . . . . . . . . . . . . . .       3,611.7      3,491.1
  Lorillard . . . . . . . . . . . . . . . . . . . . . . . . . .       1,066.1        997.7
  Loews Hotels  . . . . . . . . . . . . . . . . . . . . . . . .          84.8         78.5
  Diamond Offshore  . . . . . . . . . . . . . . . . . . . . . .         224.4        190.5
  Bulova  . . . . . . . . . . . . . . . . . . . . . . . . . . .          32.9         36.3
  Corporate . . . . . . . . . . . . . . . . . . . . . . . . . .          84.1       (138.4)
                                                                    -----------------------

  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 5,104.0    $ 4,655.7
                                                                    =======================

Income before taxes, minority interest and cumulative
 effect of changes in accounting principles:
  CNA Financial:
    Property and casualty . . . . . . . . . . . . . . . . . . .     $   376.5    $   232.8
    Life  . . . . . . . . . . . . . . . . . . . . . . . . . . .         133.5         53.6
    Group . . . . . . . . . . . . . . . . . . . . . . . . . . .          27.4         17.5
    Other Insurance . . . . . . . . . . . . . . . . . . . . . .          13.3        (95.2)
                                                                    -----------------------
   Total CNA Financial  . . . . . . . . . . . . . . . . . . . .         550.7        208.7
  Lorillard . . . . . . . . . . . . . . . . . . . . . . . . . .         270.5        252.1
  Loews Hotels  . . . . . . . . . . . . . . . . . . . . . . . .           8.7         14.5
  Diamond Offshore  . . . . . . . . . . . . . . . . . . . . . .          47.2         44.8
  Bulova  . . . . . . . . . . . . . . . . . . . . . . . . . . .           4.3          4.9
  Corporate . . . . . . . . . . . . . . . . . . . . . . . . . .          42.5       (186.6)
                                                                    -----------------------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   923.9    $   338.4
                                                                    =======================

Net income (a):
  CNA Financial:
    Property and casualty  . . . . . . . . . . . . . . . . . . .    $   217.8      $ 136.5
    Life . . . . . . . . . . . . . . . . . . . . . . . . . . . .         75.2         30.8
    Group  . . . . . . . . . . . . . . . . . . . . . . . . . . .         16.8         10.7
    Other Insurance  . . . . . . . . . . . . . . . . . . . . . .          3.1        (54.1)
                                                                    -----------------------
   Total CNA Financial  .. . . . . . . . . . . . . . . . . . . .        312.9        123.9
  Lorillard  . . . . . . . . . . . . . . . . . . . . . . . . . .        164.4        155.5
  Loews Hotels . . . . . . . . . . . . . . . . . . . . . . . . .          5.5          9.2
  Diamond Offshore  . .  . . . . . . . . . . . . . . . . . . . .         14.7         13.8
  Bulova . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2.4          2.7
  Corporate  . . . . . . . . . . . . . . . . . . . . . . . . . .         25.7       (121.5)
                                                                    -----------------------
                                                                        525.6        183.6
  Cumulative effect of changes in accounting principles - net  .        (53.3)
                                                                    -----------------------

  Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   472.3      $ 183.6
                                                                    =======================

  (a) Investment gains (losses) included in Revenues and Net income are as follows:

                                                                       Three Months Ended
                                                                           March 31,
                                                                    -----------------------
                                                                       2001         2000
                                                                    -----------------------


Revenues:
  CNA Financial:
    Property and casualty  . . . . . . . . . . . . . . . . .        $ 209.4        $  45.6
    Life  . . . .  . . . . . . . . . . . . . . . . . . . . .           68.4          (10.2)
    Group . . . . . . . . . . . .. . . . . . . . . . . . . .            7.4            3.2
    Other Insurance  . . . . . . . . . . . . . . . . . . . .           85.5           (5.3)
                                                                    -----------------------
   Total CNA Financial . . . . . . . . . . . . . . . . . . .          370.7           33.3
  Corporate and other  . . . . . . . . . . . . . . . . . . .           36.7         (173.6)
                                                                    -----------------------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 407.4        $(140.3)
                                                                    =======================
Net income:
  CNA Financial:
    Property and casualty  . . . . . . . . . . . . . . . . .        $ 115.9        $  25.5
    Life . . . . . . . . . . . . . . . . . . . . . . . . . .           38.5           (6.1)
    Group  . . . . . . . . . . . . . . . . . . . . . . . . .            4.1            1.8
    Other Insurance  . . . . . . . . . . . . . . . . . . . .           48.2           (2.9)
                                                                    -----------------------
   Total CNA Financial . . . . . . . . . . . . . . . . . . .          206.7           18.3
  Corporate and other  . . . . . . . . . . . . . . . . . . .           22.0         (112.8)
                                                                    -----------------------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 228.7        $ (94.5)
                                                                    =======================

9.  Legal Proceedings and Contingent Liabilities:

    INSURANCE RELATED

Tobacco Litigation
------------------

  Four insurance subsidiaries of CNA are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. ("Liggett"). The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in the Delaware Superior Court, New Castle County, on January 26, 2000. The lawsuit, which involves numerous insurers, concerns coverage issues relating to a number of tobacco-related claims (currently over 1,100 pending) asserted against Liggett over the past 20 years. However, Liggett only began submitting claims for coverage under the policies in January 2000. CNA believes its coverage defenses are strong. Based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation should not materially affect the financial condition or results of operations of the Company.

IGI Contingency
---------------

  In 1997, CNA Reinsurance Company Limited ("CNA Re Ltd.") entered into an arrangement with IOA Global, Ltd. ("IOA"), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI

Underwriting Agencies, Ltd. ("IGI"), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide ("the IGI Program"). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters ("AAHRU") Facility. CNA's Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages between 1997 and 1999.

  CNA has undertaken a review of the IGI Program and, among other things, has determined that a small portion of the premiums assumed under the IGI Program related to United States workers' compensation "carve-out" business. CNA is aware that a number of reinsurers with workers' compensation carve-out insurance exposure have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA's liability will also be reduced. Moreover, based on information known at this time, CNA reasonably believes it has strong grounds for avoiding a substantial portion of its United States workers' compensation carve-out exposure through legal action.

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

Environmental Pollution and Other Mass Tort and Asbestos Reserves
-----------------------------------------------------------------

  CNA's property-casualty insurance companies have potential exposures related to environmental pollution and other mass tort and asbestos claims.

  Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies.

  The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by "Potentially Responsible Parties" ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency ("EPA") on its National Priorities List ("NPL"). The addition of new cleanup sites to the NPL has slowed in recent years. State authorities have designated many cleanup sites as well.

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

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2000, and it is unclear what positions the Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

  The following table provides data related to CNA's environmental pollution and other mass tort and asbestos-related claim and claim adjustment expense reserves.

                                                    March 31, 2001           December 31, 2000
                                               -------------------------------------------------
                                               Environmental             Environmental
                                                 Pollution                 Pollution
                                               and Other Mass            and Other Mass
                                                   Tort       Asbestos      Tort        Asbestos
                                               -------------------------------------------------

     Gross reserves . . . . . . . . . . .       $ 408.0        $ 816.0    $ 493.0       $ 848.0
     Less ceded reserves  . . . . . . . .        (132.0)        (206.0)    (146.0)       (245.0)
                                               -------------------------------------------------
     Net reserves . . . . . . . . . . . .       $ 276.0        $ 610.0    $ 347.0       $ 603.0
                                               =================================================

  As of March 31, 2001 and December 31, 2000, CNA carried approximately $276.0 and $347.0 of claim and claim expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2001 amounted to $3.0. There was no environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2000.

  CNA's property-casualty insurance subsidiaries also have exposure to asbestos claims. Estimation of asbestos claim and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers, missing policies and proof of coverage. CNA continues to see a rise in asbestos-related claims volume and believes that this phenomenon is driven by factors such as intensive advertising campaigns by plaintiff lawyers and the emergence of new defendants such as distributors of asbestos containing products.

  As of March 31, 2001 and December 31, 2000, CNA carried approximately $610.0 and $603.0 of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended March 31, 2001 and 2000 amounted to $21.0 and $27.0.

  The results of operations in future years may continue to be adversely affected by environmental pollution and other mass tort and asbestos net claim and claim adjustment expenses. Management will continue to monitor these liabilities and make further adjustments as warranted.

    NON-INSURANCE

TOBACCO RELATED

  Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products. Approximately 4,875 product liability cases are pending against cigarette manufacturers in the United States. Of these, approximately 1,225 cases are pending in a West Virginia court and approximately 3,040 cases are brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits served to date and is a defendant in most of the cases pending in West Virginia.

  Excluding the flight attendant and West Virginia suits, approximately 575 product liability cases are pending against U.S. cigarette manufacturers. Of these 575 cases, Lorillard is a defendant in approximately 260. The Company is a defendant in approximately 65 actions, although it has not received service of process of approximately 35 of them.

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

  Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects claimed to have resulted from an individual's use of cigarettes and/or smokeless tobacco products, addiction to smoking, or exposure to environmental tobacco smoke ("Conventional Product Liability Cases"). Approximately 4,350 such actions are pending against Lorillard, including most of the cases filed in West Virginia and each of the pending flight attendant cases. In other cases, plaintiffs have brought claims as purported class actions on behalf of large numbers of individuals for damages allegedly caused by smoking ("Class Actions"). Approximately 30 such cases are pending against Lorillard. In other cases, plaintiffs are governmental entities or entities such as labor unions, private companies, hospitals or hospital districts, Indian Tribes, or private citizens suing on behalf of taxpayers. Plaintiffs in these cases seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages ("Reimbursement Cases"). Approximately 50 such cases are pending, including suits brought by the U.S. federal government and the governments of several foreign nations or states of foreign nations. In addition, there are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers ("Claims for Contribution"). Approximately 25 such actions are pending. Lorillard is named as a defendant in each of the pending actions, although it has received service of process of only ten of the pending suits as of May 1, 2001.

  In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into filter material used in one brand of cigarettes manufactured by Lorillard ("Filter Cases"); approximately 20 such actions are pending.

  SETTLEMENT OF STATE REIMBURSEMENT LITIGATION - On November 23, 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the "Original Participating Manufacturers") entered into a Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the

Northern Mariana Islands (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states. The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the Master Settlement Agreement (the "State Settlement Agreements").

  The State Settlement Agreements provide that it is not an admission or concession or evidence of any liability or wrongdoing on the part of any party, and was entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

  Lorillard recorded pre-tax charges of $279.2 and $260.1 for the three months ended March 31, 2001 and 2000, respectively, to account for its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

  CONVENTIONAL PRODUCT LIABILITY CASES - There are approximately 4,725 cases pending against manufacturers of tobacco products in United States federal and state courts in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, due to use of smokeless tobacco products, or due to nicotine dependence. Approximately 1,225 of these are individual cases pending in West Virginia. Approximately 3,040 of these cases have been filed by flight attendants purportedly injured by their exposure to environmental tobacco smoke in the aircraft cabin. Lorillard is a defendant in approximately 4,350 of these cases, including most of the cases pending in West Virginia, as well as all of the pending flight attendant cases. The Company is a defendant in fifteen of the cases filed by individuals, although nine of them have not been served on the Company. The Company is not a defendant in any of the flight attendant cases or in any of the conventional cases pending in West Virginia.

  Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Plaintiffs in the flight attendant cases may not seek punitive damages as to injuries that arose prior to January 15, 1997. Plaintiffs in most of the West Virginia suits seek unspecified amounts of actual damages and punitive damages.

  On April 5, 2001, a jury in the Circuit Court, Eleventh Judicial Circuit, Dade County, Florida returned a verdict in favor of Lorillard and the other defendants in the case of Fontana v. Philip Morris Incorporated, et al. Plaintiff alleged injury as a result of her exposure to environmental tobacco smoke in the cabin of aircraft in which she was employed as a flight attendant. Plaintiff has filed a motion for ruling on her reserved motions for mis-trial and a motion for new trial. Plaintiff also has filed a motion for judgment notwithstanding the verdict as to her damages claim.

  Since January 1, 1999, a total of 14 trials have been held involving 17 cases filed by individual plaintiffs. Lorillard was a defendant in four of the cases. The Company was not a defendant in any of the cases tried to date since January 1, 1999. Juries returned verdicts in favor of the defendants in the four cases tried against Lorillard. In the 14 remaining cases, verdicts were returned in favor of the defendants in 10 of the matters. Juries found in plaintiffs' favor in the remaining four cases. In these four verdicts, juries awarded plaintiffs a total of $153.2 in actual damages and punitive damages. One of the four verdicts was vacated when the trial court granted defendant's motion for new trial. Plaintiff in that action had been awarded $.2 in actual damages. In two of the four cases, the courts have reduced the verdicts to $26.5 (from $51.5) and $32.8 (from $80.3), respectively. In the fourth case, the jury awarded plaintiffs $21.2. Appeals are pending in each of these actions. To date during 2001, juries have returned verdicts in favor of the defendants in four cases. Lorillard was a defendant in two of the matters. As of May 1, 2001, trial was proceeding in two cases in which neither the Company nor Lorillard were defendants. Several additional cases are scheduled for trial during 2001 against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products. Lorillard is a defendant in some of these actions. As of May 1, 2001, trial dates were pending in approximately 20 of the cases filed by flight attendants. In addition, trial has been scheduled to begin during March 2002 in the cases brought by approximately 1,225 West Virginia smokers or users of smokeless tobacco products. These cases are presently scheduled to be tried pursuant to a multi-part trial plan.

  During 2001, another cigarette manufacturer, Brown & Williamson Tobacco Corporation, paid $1.1 in damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. Carter
v. Brown & Williamson Tobacco Corporation (Circuit Court, Duval County, Florida, filed February 10, 1995). In a 1996 trial, the jury awarded plaintiffs a total of $.8 in actual damages at trial. Plaintiffs did not seek punitive damages. In a 1998 decision, the Florida Court of Appeal reversed the judgment, holding that plaintiffs' claims were barred by the statute of limitations. The Florida Supreme Court, however, reinstated the jury's damages award during 2000 and denied Brown & Williamson's motion for rehearing during 2001. Brown & Williamson has filed a petition for writ of certiorari with the U.S. Supreme Court from this case. Lorillard was not a defendant in this matter.

  The California Supreme Court is reviewing decisions by the California Court of Appeals as to whether amendments to a California statute bars claims against cigarette manufacturers if the claims accrued between 1988 and 1998. Several cases against cigarette manufacturers, including Lorillard, have been dismissed based on application of the statute in question.

  CLASS ACTIONS - There are approximately 50 purported class actions pending against cigarette manufacturers and other defendants. Lorillard is a defendant in approximately 30 of the approximately 50 cases seeking class certification. The Company is a defendant in seven of the purported class actions, although it has not received service of one of them. Lorillard also is a defendant in each of these seven actions. Two additional cases naming both the Company and Lorillard as defendants have not been served on any of the parties. Many of the purported class actions are in the pre-trial, discovery stage. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. Plaintiffs in the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke.

  Various courts have ruled on motions for class certification in smoking and health-related cases. In twelve state court cases, which were pending in five states and the District of Columbia, courts have denied plaintiffs' class certification motions. In another thirteen cases, cigarette manufacturers have defeated motions for class certification before either federal trial courts or courts of appeal from cases pending in eleven states and the Commonwealth of Puerto Rico. The denial of class certification in a New York federal court case, however, was due to the court's interest in preserving judicial resources for a potentially broader class certification ruling in In re Simon (II) Litigation, discussed below. In six cases in which Lorillard is a defendant, plaintiffs' motions for class certification have been granted and appeals either have been rejected at the interlocutory stage, appeals have not yet been considered, or the plaintiffs' claims were resolved through a settlement agreement. These six cases are Broin (which was the matter concluded by the settlement agreement), Engle, Scott, Blankenship, Daniels and Brown.

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

  Trial began during July 1998 in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5,
1994). The trial court, as amended by the Florida Court of Appeal, granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who have suffered injury or have died from medical conditions allegedly caused by their addiction to cigarettes containing nicotine.

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

  Trial began during January 2001 in the case of Blankenship v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia) but a mistrial was declared while plaintiffs were presenting their evidence. Retrial has been scheduled to begin on September 5, 2001. Shortly before trial began, the court granted class certification on behalf of West Virginia residents who desire to participate in a medical monitoring plan. The West Virginia Supreme Court declined to review defendants' writ from the class certification ruling. Lorillard is a defendant in the action. The case is to be tried under a multi-part trial plan.

  Trial is scheduled to begin during June 2001 in the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana). The trial court has certified a class for purposes of medical monitoring and smoking cessation claims comprised of residents of the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who allege that defendants undermined compliance with the warnings on cigarette packages. The case is scheduled to be tried under a three-part trial plan. Lorillard is a defendant in the suit. Defendants have filed a writ application with the Louisiana Supreme Court for review of the trial plan and for decertification of the class.

  During December 2000, the Superior Court of San Diego County, California issued an order in the case of Daniels v. Philip Morris, Incorporated, et al. that granted plaintiffs' motion for class certification on behalf of California residents who, while minors, smoked at least one cigarette between April 1994 and December 31, 1999. Defendants have filed a petition for writ of prohibition from the class certification ruling with the California Supreme Court. Trial in this matter is scheduled to begin during March 2002, although the parties have agreed to a continuance until May 2002. Lorillard is a defendant in this action.

  During April 2001, the Superior Court of San Diego County, California issued an oral ruling in the case of Brown v. The American Tobacco Company, Inc., et al., in which it granted in part plaintiff's motion for class certification and certified a class comprised of residents of California who smoked at least one of defendants' cigarettes during the "applicable" class period and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that defendants violated California Business and Professions Code Sections 17200 and 17500. The court denied the motion for class certification as to plaintiff's claims under the California Legal Remedies Act. The court has postponed entering a final ruling on the class certification in order to receive briefs with respect to the time frame encompassed by "the applicable class period." The court is scheduled to issue its ruling during July 2001.

  On October 10, 1997, the parties to Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke, executed a settlement agreement which was approved by the trial court on February 3, 1998. Pursuant to the settlement agreement, among other things, Lorillard and three other U.S. cigarette manufacturers paid approximately $300.0 to create and endow a research institute to study diseases associated with cigarette smoke. In addition, the settlement agreement permits the plaintiff class members to file individual suits, but these individuals may not seek punitive damages for injuries that arose prior to January 15, 1997. As of May 1, 2001, approximately 3,040 such cases were pending against Lorillard and three other U.S. cigarette manufacturers before the Circuit Court of Dade County, Florida. The time for virtually all class members to file suits pursuant to the settlement agreement has expired.

  During October 2000, the Circuit Court of Dade County, Florida entered an order that may be construed to hold that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. It is not clear how the trial judges will apply this order. Defendants have noticed an appeal from the October 2000 order to the Third District of the Florida Court of Appeal. As of May 1, 2001, one of the flight attendant cases has been tried. On April 5, 2001 a jury in the Circuit Court, Eleventh Judicial Circuit, Dade County, Florida returned a verdict in favor of Lorillard and the other defendants in the case of Fontana v. Philip Morris Incorporated, et al. Plaintiff has filed post-trial motions that contests the verdict. As of May 1, 2001, approximately 20 additional flight attendant cases were scheduled for trial during 2001.

REIMBURSEMENT CASES - In addition to the cases settled by State Settlement Agreements described above, approximately 50 other suits are pending, comprised of cases brought by the U.S. federal government, county governments, city governments, unions, Indian tribes, hospitals or hospital districts, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds allegedly expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including injunctive relief, indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Lorillard is named as a defendant in most such actions. The Company is named as a defendant in 21 of the pending reimbursement cases, although it has not received service of five of these matters.

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

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by the nations of Belize, Bolivia, Ecuador, Guatemala, Honduras, Kyrgyz, Nicaragua, Panama, the Russian Federation, Tajikistan, Thailand, Ukraine and Venezuela, as well as by the Brazilian States of Espirito Santo, Goias, Mato Grosso do Sul, Piaui, Rio de Janeiro, Sao Paolo and Tocantins, and the Canadian Province of Ontario. Both the Company and Lorillard have been named as defendants in the cases filed by Belize, Bolivia, Ecuador, Honduras, Kyrgyz, the Russian Federation, Tajikistan, Ukraine and Venezuela, the seven Brazilian states and the Province of Ontario, Canada. The Company has not received service of process of the case filed by Honduras, Venezuela or the State of Sao Paolo, Brazil. The suits filed by Ecuador, Kyrgyz, Thailand have been voluntarily dismissed by the plaintiffs. The cases filed by Guatemala, Nicaragua, Ukraine and the Province of Ontario, Canada are pending on appeal following the entry of orders granting defendants' motions to dismiss the complaints. Each of the remaining cases is in the pre-trial, discovery stage.

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

  Reimbursement Cases By Private Companies and Health Plans or Hospitals and Hospital Districts - Three cases are pending against cigarette manufacturers in which the plaintiffs are private companies, including not-for-profit insurance companies. Lorillard is a defendant in each of the pending cases. The Company has not been named as a defendant in any of the pending private company cases. Trial is proceeding in one of the suits, the case of Blue Cross and Blue Shield of New Jersey, which is pending in the U.S. District Court for the Eastern District of New York. One of the cases was filed in New York by eight German insurance companies. In addition, two suits filed by hospitals or hospital districts are pending. One of the cases is brought on behalf of approximately 175 hospitals operating in the state of New York. Lorillard is named as a defendant in both of the pending hospital or hospital district cases. The

Company is not named as a defendant in either of the pending hospital or hospital district cases.

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

  The federal judge directed that a combined suit be filed encompassing all of the claims pending before him that name cigarette manufacturers as defendants, the case of In re Simon (II) Litigation (U.S. District Court,

Eastern District, New York, filed September 6, 2000). The Company is a defendant in this proceeding. During March 2001, the court heard argument of plaintiffs' motion for class certification, plaintiffs' motion for appointment of class counsel, and defendants' motion to dismiss the complaint. In a November 2000 ruling, the court stated that "Simon II should be triable without appreciable delay should it be certified." To date, a trial date has not been set in this matter.

  To date during 2001, a trial was held in one of the contribution cases, Falise. However, as noted below a mistrial was declared due to the inability of the jury to reach a verdict. The court has not scheduled re-trial of this matter. As of May 1, 2001, trial was proceeding in the private company case, Blue Cross and Blue Shield of New Jersey. Several Blue Cross and Blue Shield plans are plaintiffs in this action, but the proceeding trial is addressing the claims of only one of them, Empire Blue Cross and Blue Shield.

  CONTRIBUTION CLAIMS - In addition to the foregoing cases, 23 cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action, although it has not received service of process of thirteen of them. The Company is named as a defendant in 17 of the cases but has not received service of process of 13 of them. Fourteen of the 23 cases have been filed since December 1, 2000, including five initiated since April 1, 2001. During January of 2001, a mistrial was declared during jury deliberations in the case of Falise, et al. v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York), which was filed by the Trustees of the Johns Manville Trust. To date, retrial of this case has not been scheduled. Two other cases are set for trial during 2001. Trial in the case of Owens Corning v. R.J. Reynolds Tobacco Company, et al., pending in the Circuit Court of Jefferson County, Mississippi, is scheduled to begin during June 2001. Trial in the case of Fibreboard Corporation and Owens Corning v. R.J. Reynolds Tobacco Company, et al., pending in the Superior Court of Alameda County, California, is scheduled to begin during July 2001. The remaining cases are in the pre-trial, discovery stage.

  FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 20 such cases are pending in federal and state courts against Lorillard. The Company is not a defendant in any of the pending actions. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Trials have been held in fifteen such cases. Five such trials have been held since 1999. Juries have returned verdicts in favor of Lorillard in 11 of the 15 trials. Four verdicts have been returned in plaintiffs' favor, including in one of the two cases tried during 1999 and in one of the three cases tried during 2000. In the 1999 trial in which a jury found in favor of the plaintiffs, plaintiffs were awarded $2.2 in actual damages. In the one trial in 2000 in which the jury found in plaintiffs' favor, the jury awarded plaintiffs $1.1 in actual damages and the case was settled prior to a determination of punitive damages.

  TOBACCO-RELATED ANTITRUST CASES - Wholesalers and Direct Purchasers Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, were named as defendants in nine separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1988 in violation of the Sherman Act. These actions seek certification of a class including all domestic and international wholesalers similarly affected by such alleged conduct, and damages, injunctive relief and attorneys' fees. These actions were consolidated for pre-trial purposes in the U.S. District Court for the Northern District of Georgia. The Court has granted class certification for a four-year class (beginning in 1996 and ending in 2000) of domestic direct purchasers. The Company has been voluntarily dismissed without prejudice from all direct purchaser cases.

  Indirect Purchaser Suits - Approximately 30 suits are pending in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in each of these indirect purchaser cases. One indirect purchaser suit, in Arizona, has been dismissed in its entirety. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

  Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16,
2000). Lorillard is named as a defendant in a lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies are also presently named as defendants, and the plaintiffs have now added the major leaf buyers as defendants. This case was originally filed in U.S. District Court, District of Columbia, and transferred to a North Carolina federal court upon motion by the defendants. Plaintiffs seek certification of a class including all tobacco growers and quota holders (the licenses that a farmer must either own or rent to sell the crop), who sold tobacco or held quota under the federal tobacco leaf price support program since February 1996. The plaintiffs' claims relate to the conduct of the companies in the purchase of tobacco through the auction system under the federal program. The suit seeks an unspecified amount of actual damages, trebled under the antitrust laws, and injunctive relief.

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

10. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000 and the results of operations and changes in cash flows for the three months ended March 31, 2001 and 2000.

      Results of operations for the first three months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------------

OVERVIEW

  Loews Corporation reported net income for the 2001 first quarter of $472.3 million or $2.40 per share compared to $183.6 million or $.90 per share in the 2000 first quarter. Net income in the first quarter of 2001 includes net investment gains of $228.7 million or $1.16 per share compared to net investment losses of $94.5 million or $.47 per share in the comparable period of the prior year. Net income in the first quarter of 2001 also includes a charge for accounting changes of $53.3 million or $.27 per share, related to accounting for derivative instruments at the CNA subsidiary.

  Net operating income, which excludes net investment gains and losses and accounting changes, for the quarter ended March 31, 2001 was $296.9 million or $1.51 per share compared to $278.1 million or $1.37 per share in 2000.

  Gross revenues amounted to $5.1 billion in the first quarter of 2001, compared to $4.7 billion in the comparable period of the prior year.

  At March 31, 2001, the Company had a book value of $59.79 per share compared to a book value of $56.74 per share at December 31, 2000.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial
-------------

  Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 87% owned subsidiary of the Company.

Property and Casualty
---------------------

  The property and casualty segment is comprised of the following operating units of CNA: Agency Market Operations, Risk Management, Specialty Operations, Global Operations and Reinsurance Operations.

  Net earned premiums for the property-casualty segment decreased $208.0 million, or 12.3%, to $1,478.0 million for the first three months of 2001 compared with the same period in 2000. This decline was comprised of decreases in Agency Market Operations of $102.0 million, Specialty Operations of $18.0 million, Risk Management of $15.0 million and Reinsurance Operations of $84.0 million. These decreases were partially offset by an increase in net earned premiums for Global Operations of $11.0 million.

  The decrease in net earned premiums of Agency Market Operations was partially due to the continued effort to re-underwrite business and obtain adequate rates for exposures underwritten. Also, the premium decline was partially due to $24.0 million in additional ceded premiums related to accident year 2001 excess-of-loss reinsurance treaties. The net earned premiums declined for Specialty Operations related principally to active decisions to renew only those accounts which meet current underwriting guidelines supporting the ongoing commitment to underwriting discipline, especially in the dental professionals and physicians products.

  Net earned premiums for Risk Management decreased as a result of a continued focus on re-underwriting the book of business. Reinsurance Operations also experienced a decrease in net earned premiums that reflects decisions not to renew contracts, especially multi-year contracts, that management believed did not meet its underwriting profitability targets. These contracts included credit and bond, London market lineslip insurance and European casualty facultative lines of business. The increase in net earned premiums for Global Operations was driven by growth in the commercial casualty and property lines in the European operations, as well as growth in the vehicle warranty line. These increases were partially offset by declines in the equipment maintenance warranty line of business and increased ceded premiums in the surety lines.

  Underwriting results for the property-casualty segments remained relatively flat for the first three months of 2001 as compared with the same period in 2000. Excluding the $37.0 million (pre-tax) effect of the non-recurring ceding commission included in 2000 related to the sale of Personal Insurance to Allstate, underwriting results improved $36.0 million, most notably in Commercial Insurance. The combined ratio increased 1.4 percentage points for the property-casualty segment to 111.4% for the first three months of 2001 as compared with the same period in 2000. Although total operating expenses have decreased, the expense and dividend ratio increased 3.3 percentage points to 37.1% due to the reduced net earned premium base. The loss ratio decreased 1.9 percentage points to 74.3% for the first three months of 2001 as compared with the same period in 2000 as a result of improved current year loss experience in Commercial Insurance and increased rate and improved experience in the Risk Management casualty line of business. These improvements were partially offset by Global Operations' adverse loss experience in the marine lines and adverse development in the surety lines.

  Net operating income decreased $9.1 million in the first three months of 2001 as compared with the same period in 2000, primarily driven by decreased net investment income.

  During the first quarter of 2001, CNA reclassified equity method income from limited partnership investments. This income was previously classified in investment gains, net of tax and minority interest, and is now classified in net investment income. The after-tax impact of this reclassification on net operating income for the property-casualty segment was $24.4 and $27.9 million in the first three months of 2001 and 2000, respectively.

Group
-----

  Net earned premiums for Group Operations decreased $65.0 million, or 7.4%, to $818.0 million for the first three months of 2001 as compared with the same period in 2000. Net earned premiums declined $49.0 million as a result of the sale of the Life Reinsurance business on December 31, 2000 and $37.0 million in group reinsurance as a result of terminating contracts with unprofitable independent underwriting agencies. These declines were partially offset by growth of $18.0 million in Group Benefits lines of business.

  Net operating income increased by $3.8 million in the first quarter of 2001 as compared with the same period in 2000. This improvement is a result of exiting unprofitable lines of business and lower expenses in Federal Markets, which more than offset the sale of Life Reinsurance.

  The after-tax impact of the reclassification of limited partnership on net operating income for Group Operations was $.9 and $1.7 million in the first three months of 2001 and 2000, respectively.

Life
----

  Sales volume for Life Operations declined $409.0 million, or 40.2%, to $609.0 million for the first three months of 2001 as compared with the same period in 2000. Sales volume decreased primarily in institutional products and variable annuity sales influenced in part by the decline in the stock market. Sales to institutional markets tend to be "large case" institutional markets' sales, which can be sporadic, opportunistic and sensitive to independent agency ratings, and as such can be volatile over short periods. This decrease was partially offset by a growing in-force block of business in Long Term Care products and increased international annuity sales. Net earned premiums increased $36.0 million, or 17.0%, to $248.0 million for the first three months of 2001 as compared with the same period in 2000. This improvement is primarily attributable to the growing block of in-force business and increased new sales in Long Term Care, improved sales of structured settlements in the Retirement Services line and increased annuity sales internationally.

  Net operating income for the first three months of 2001 was slightly lower than net operating income for the same period in 2000. This decrease was due to decreased investment income, partially offset by improved investment performance in the Index 500 product sold to institutions and favorable results in both the Individual Life and Long Term Care business.

  The after-tax impact of the reclassification of limited partnership earnings on net operating income for Life Operations was a $5.2 million decrease in the first three months of 2001 and a $1.7 million increase for the same period in 2000.

Lorillard
---------

  Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

  Revenues and net income increased by $68.4 and $8.9 million, or 6.9% and 5.7%, respectively, for the three months ended March 31, 2001, as compared to the corresponding period of the prior year.

  The increase in revenue is primarily composed of an increase of approximately $111.1 million, or 11.1%, due to higher average unit prices, partially offset by a decrease of approximately $51.7 million, or 5.2%, reflecting lower unit sales volume for the three months ended March 31, 2001, as compared to the corresponding period of the prior year. Net investment income contributed $11.2 million to the increased revenues.

  Lorillard's unit sales volume decreased by 3.9% for the quarter ended March 31, 2001, while Newport's unit sales volume increased by 5.0% primarily as a result of the introduction of the Newport Medium line extension and strengthened promotional support, as compared to the corresponding period of the prior year. The decrease in Lorillard's overall unit sales volume reflects lower unit sales of its Maverick and Old Gold brands in the discount market segment. This decline reflects increased competition in the discount segment and continued limitations imposed by certain competitors merchandising arrangements and general competitive conditions. Overall, industry unit sales volume is down by 3.7% through the quarter ended March 31, 2001.

  Lorillard's market share was 9.57% for the quarter ended March 31, 2001 and 9.79% for the year ended December 31, 2000. Newport, a full price brand, accounted for 83.6% of Lorillard's unit sales for the quarter ended March 31,

2001. Newport's market share of the full price industry volume was 10.7% for the quarter ended March 31, 2001 and 10.5% for year ended December 31, 2000. Full price brand sales have increased from an average of 68.6% of industry sales during 1994 to an average of 73.6% during 2000. At March 31, 2001, full price brands represent 74.6% of industry sales.

  Lorillard recorded pre-tax charges of $279.2 and $260.1 million for the three months ended March 31, 2001 and 2000 ($170.0 and $155.5 million after taxes), respectively, to accrue its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. Funds required to meet the industry payment obligations have been provided by Lorillard's operating activities. See Note 9 of the Notes to Consolidated Condensed Financial Statements in Part I.

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

Loews Hotels
------------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues increased by $6.3 million, or 8.0%, and net income decreased by $3.7 million, or 40.2%, for the three months ended March 31, 2001, as compared to the corresponding period of the prior year.

  Revenues increased primarily due to revenues from the Philadelphia hotel which commenced operations in spring of 2000. Net income declined due to lower occupancy rates and increased depreciation and interest expenses related to the Philadelphia hotel.

Diamond Offshore
----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 53% owned subsidiary of the Company.

  Revenues and net income increased by $33.9 and $.9 million, or 17.8% and 6.5%, respectively, for the three months ended March 31, 2001, as compared to the corresponding period of the prior year. Revenues and net income included a gain from the sale of a drilling rig of $13.9 and $4.7 million, respectively, for the three months ended March 31, 2000.

  Revenues from high specification floaters and other semisubmersible rigs increased by $12.3 million, or 6.5%, due primarily to the revenue generated by the Ocean Confidence, which began a five-year drilling program in the Gulf of Mexico on January 5, 2001 after completion of a conversion to a high specification semisubmersible drilling unit ($14.1 million), and increases in dayrates ($4.6 million) for the three months ended March 31, 2001, as compared to the corresponding period of the prior year. Revenues from jackup rigs increased by $22.4 million, or 11.8%, due to increased dayrates ($19.1 million) and increased utilization rates ($3.7 million).

  Net income for the three months ended March 31, 2001 increased due primarily to the increased revenues discussed above, partially offset by increased interest and depreciation expenses.

Bulova
------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Revenues and net income decreased by $3.4 and $.3 million, or 9.4% and 11.1%, respectively, for the three months ended March 31, 2001, as compared to the corresponding period of the prior year. Revenues decreased due primarily to lower unit sales volume, partially offset by higher watch unit prices. Net income decreased due to the lower revenues, partially offset by improved gross margins attributable to Bulova's product sales mix within its brands.

Corporate
---------

  Corporate operations consist primarily of investment income, including investment gains (losses) from the Company's investment portfolio, as well as equity earnings from investment in a shipping operation, corporate interest expenses and other corporate administrative costs.

  The components of investment gains (losses) included in Corporate operations are as follows:


                                                            Three Months Ended
                                                                 March 31,
                                                           -------------------
                                                             2001        2000
                                                           -------------------
                                                               (In millions)

Revenues:
  Derivative instruments (1) . . . . . . . . . . . .       $   8.2    $(111.6)
  Fixed maturities . . . . . . . . . . . . . . . . .           7.3        2.3
  Equity securities, including short positions (1) .          13.1      (60.9)
  Short-term investments, primarily U.S. government
   securities  . . . . . . . . . . . . . . . . . . .           (.1)      (1.5)
                                                           -------------------
                                                              28.5     (171.7)
Income tax (expense) benefit . . . . . . . . . . . .         (10.0)      60.1
                                                           -------------------
     Net income (loss) . . . . . . . . . . . . . . .       $  18.5    $(111.6)
                                                           ===================

  (1) Includes gains (losses) on short sales, equity index futures and options aggregating $16.9 and $(142.0), for the three months ended March 31, 2001 and 2000, respectively. The Company has maintained short positions in the form of futures or options - most recently as put options - since 1996. Substantially all of the index short positions were closed during the second quarter of 2000. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

  Exclusive of securities transactions, revenues increased by $22.3 million and net income increased $17.1 million for the three months ended March 31, 2001, as compared to the corresponding period of the prior year, due primarily to increased equity income from the Company's investment in a shipping joint venture and increased investment income, as compared to the prior year. Shipping revenues were $11.3 million for the three months ended March 31, 2001, as compared to a loss in the comparable period of the prior year.

Liquidity and Capital Resources:
-------------------------------

CNA Financial
-------------

  The principal operating cash flow sources of CNA's property/casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the three months ended March 31, 2001, net cash used in operating activities was $123.0 million as compared with $492.0 million for the same period in 2000. The improvement related primarily to decreased net outflows from underwriting activities, including decreased paid losses, partially offset by decreased Federal income tax refunds.

  For the three months ended March 31, 2001, net cash inflows from investment activities was $272.0 million as compared with $672.0 million for the same period in 2000. Cash flows from investing activities were principally related to purchases and sales of invested assets. Cash inflows decreased from the prior year as invested asset purchases increased. Effective January 30, 2001, CNA sold the 180 Maiden Lane, New York, facility. The sale of this property provided additional liquidity to CNA with net sale proceeds of $277.0 million.

  For the three months ended March 31, 2001, net cash used in financing activities was $170.0 million as compared with $154.0 million for the same period in 2000. Cash flows from financing activities include proceeds from the issuance of debt or equity instruments, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

  As of April 30, 2001, CNA replaced its $750.0 million revolving credit facility (the "Prior Facility") with a new $500.0 million revolving credit facility (the "New Facility"). No loans were outstanding under either the Prior Facility or the New Facility. The Prior Facility was scheduled to expire on May 10, 2001. The New Facility is split into two parts, a $250.0 million component with a 364-day expiration date (with an option by CNA to turn this part of the New Facility into a one-year term loan) and a $250.0 million component with a 3-year expiration date. CNA pays a facility fee to the lenders of the New Facility for having funds available for loans under both components. The facility fee on the 364-day component is 12.5 basis points (which is the same as the fee on the Prior Facility) while the fee on the 3-year component is 15 basis points. In addition to the facility fees, if CNA borrows under the New Facility at its current debt rating, it will pay an interest rate on outstanding loans equal to the London Interbank Offering Rate ("LIBOR") plus 50 basis points for the 364-day component and LIBOR plus 47.5 basis points for the 3-year component. If CNA has outstanding loans equaling more than 50% of the amounts available under the New Facility, CNA also will pay a utilization fee of 12.5 basis points on such loans. The New Facility will be used for general corporate purposes including supporting the commercial paper program. During the first three months of 2001, CNA reduced its commercial paper borrowings by $127.0 million and letters of credit by $161.0 million.

Lorillard
---------

  Lorillard and other cigarette manufacturers continue to be confronted with an increasing level of litigation and regulatory issues. Lawsuits continue to be filed with increasing frequency against Lorillard and other manufacturers of tobacco products. Approximately 4,875 product liability cases are pending against cigarette manufacturers in the United States. Of these, approximately 1,225 cases are pending in a West Virginia court, and approximately 3,040 cases are brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits served to date and is a defendant in most of the cases pending in West Virginia.

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

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. See "Results of Operations" and Note 9 of the Notes to Consolidated Condensed Financial Statements for additional information regarding this settlement and litigation matters.

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

Loews Hotels
------------

  Loews Hotels is developing one hotel with its partners at Universal Orlando in Florida, which is scheduled to open in 2002. Capital expenditures in relation to this hotel project are being funded by a combination of equity from Loews Hotels and its partners, and mortgages.

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore
----------------

  During the first quarter of 2001, oil and natural gas prices remained above historical averages. The persistence of higher than average product prices has resulted in improving dayrates and utilization in all of the markets in which Diamond Offshore competes. Assuming higher than average product prices continue, at least in the short term, Diamond Offshore expects continued growth for the offshore drilling industry.

  Diamond Offshore's domestic jack-up market, which improved in 2000 as independent operators acted quickly to take advantage of high natural gas prices, has remained robust during the first quarter of 2001. Diamond Offshore believes the outlook for this market is for continued strength.

  Diamond Offshore has been encouraged by the improvement in the market for its semisubmersible rig fleet, especially for intermediate water-depth semisubmersible offshore rigs, which lagged behind the recovery experienced in the jack-up market in 2000. Diamond Offshore anticipates the revival of dayrates and utilization in this market to continue in 2001.

  Historically, the offshore drilling industry has been highly competitive and cyclical, and Diamond Offshore cannot predict the extent to which the current favorable conditions may continue. A decline in oil or gas prices could reduce demand for Diamond Offshore's drilling services and adversely affect both utilization and dayrates.

  On April 6, 2001, Diamond Offshore redeemed all of its outstanding 3.75% Convertible Subordinated Notes (the "Notes") in accordance with the indenture under which the Notes were issued. Prior to April 6, 2001, $12.4 million principal amount of the Notes had been converted into 307,071 shares of Diamond Offshore's common stock at the stated conversion price of $40.50 per share. The remaining $387.6 million principal amount of the Notes was redeemed at 102.08% of the principal amount, plus accrued interest, for a total cash payment of $397.7 million.

  On April 11, 2001, Diamond Offshore issued $460.0 million principal amount of 1.5% convertible senior debentures (the "1.5% Debentures") due April 15, 2031. The 1.5% Debentures are convertible into shares of Diamond Offshore's common stock at an initial conversion rate of 20.3978 shares per each $1,000 principal amount, subject to adjustment in certain circumstances. Upon conversion, Diamond Offshore has the right to deliver cash in lieu of shares of its common stock. The transaction resulted in net proceeds of approximately $449.2 million. Diamond Offshore will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008 if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and Diamond Offshore pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures in respect of any quarterly period will equal 50% of regular cash dividends paid by Diamond Offshore per share on its common stock during that quarterly period multiplied by the conversion rate. Diamond Offshore may redeem all or a portion of the 1.5% Debentures at any time on or after April 15, 2008 at a price equal to 100% of the principal amount.

  During the first quarter of 2001, Diamond Offshore expended $19.8 million, including capitalized interest expense, primarily for the Ocean Baroness and Ocean Nomad rig upgrades. During 2001, Diamond Offshore expects to spend approximately $145.0 million for rig upgrade capital expenditures with $125.0 million projected for the deepwater upgrade of the Ocean Baroness.

  The initial estimated cost for the deepwater upgrade of the Ocean Baroness is approximately $180.0 million with an expected delivery date in the first quarter of 2002. During the first quarter of 2001, Diamond Offshore expended $8.2 million for the deepwater upgrade of the Ocean Baroness.

  During the first quarter of 2001, Diamond Offshore expended $14.0 million in association with its continuing rig enhancement program and to meet other corporate requirements. Diamond Offshore has budgeted $106.0 million for 2001 capital expenditures associated with its continuing rig enhancement program and other corporate requirements.

Bulova
------

  Funds from operations continue to exceed operating requirements. Bulova's cash and cash equivalents, and investments amounted to $30.1 million at March 31, 2001, as compared to $16.9 million at December 31, 2000. Funds for other capital expenditures and working capital requirements are expected to be provided from operations.

Majestic Shipping
-----------------

  As previously reported in the Company's 2000 Annual Report on Form 10-K, a subsidiary and an affiliate of the Company have entered into agreements for newbuilding of eight supertankers, the total cost of the eight ships is estimated to amount to approximately $660.0 million. The financing for these ships will be provided by equity contributions by the Company and Hellespont Shipping Corporation, and bank debt supported by the Company.

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

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex, nor do these instruments contain imbedded leverage features which would expose the Company to a higher degree of risk. See "Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" for additional information with respect to derivative instruments, including recognized gains and losses on these instruments. See also Note 4 of the Notes to Consolidated Financial Statements in the 2000 Annual Report on Form 10-K.

Insurance
---------

  A summary of CNA's general account investments, at carrying value, are as follows:

                                                                     Change in
                                                                    Unrealized
                                            March 31,   December 31,   Gains
                                               2001        2000       (Losses)
                                            ----------------------------------
                                                      (In millions)

Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies .     $ 7,225.0   $ 5,298.0     $  (5.0)
  Asset-backed securities . . . . . . .       5,708.0     7,623.0        27.0
  Tax exempt securities . . . . . . . .       2,219.0     3,349.0       (32.0)
  Taxable securities  . . . . . . . . .      11,677.0    10,328.0       252.0
  Redeemable preferred stock  . . . . .          56.0        54.0
                                             ---------------------------------
     Total fixed maturity securities  .      26,885.0    26,652.0       242.0
Equity securities . . . . . . . . . . .       2,368.0     2,412.0      (100.0)
Short-term and other investments  . . .       7,833.0     6,058.3
                                             ---------------------------------
     Total  . . . . . . . . . . . . . .     $37,086.0   $35,122.3     $ 142.0
                                             =================================


                                                      March 31,   December 31,
                                                        2001          2000
                                                      ------------------------
                                                           (In millions)

Short-term and other investments:
  Commercial paper  . . . . . . . . . . . . . . . .     $ 4,074.0   $ 3,290.6
  Money market funds  . . . . . . . . . . . . . . .       1,467.0       620.4
  U.S. Treasury securities  . . . . . . . . . . . .         355.0       382.9
  Others  . . . . . . . . . . . . . . . . . . . . .         335.0       428.7
Other investments . . . . . . . . . . . . . . . . .       1,602.0     1,335.7
                                                        ---------------------
     Total short-term and other
      investments . . . . . . . . . . . . . . . . .     $ 7,833.0   $ 6,058.3
                                                        =====================

  CNA's general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

  Total net unrealized gains of the general account investments was $1,549.0 million at March 31, 2001 compared with $1,310.0 million at December 31, 2000. The unrealized position at March 31, 2001 was composed of an unrealized gain of $345.0 million for fixed maturities, and an unrealized gain of $1,204.0 million for equity securities.

  CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 92.0% and 93.0% of which are rated as investment grade at March 31, 2001 and December 31, 2000.

  At March 31, 2001 and December 31, 2000, approximately 99.0% and 98.0% of the general account portfolio are U.S. Government agencies or were rated by Standard & Poor's or Moody's Investors Service. The remaining bonds were rated by other rating agencies, outside brokers or Company management.

  Below investment grade bonds are high yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in the opinion of management, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

  Included in CNA's general account fixed maturity securities at March 31, 2001 are $5,708.0 million of asset-backed securities, at fair value, consisting of approximately 43.0% in collateralized mortgage obligations ("CMOs"), 31.0% in U.S. government agency issued pass-through certificates, 20.0% in corporate asset-backed obligations and 6.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.
  Short-term investments at March 31, 2001 and December 31, 2000 primarily consisted of commercial paper and money market funds.

  CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk). CNA considers the derivatives in its general account to be held for purposes other than trading. Derivative securities are recorded at fair value at the reporting date.

  Certain Derivatives in separate accounts are held for trading purposes. CNA uses these derivatives to mitigate market risk by purchasing S&P 500 index futures in a notional amount equal to the contract liability relating to Life Operations' Index 500 guaranteed investment contract product.

Accounting Standards
--------------------

  In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS No. 133). The Company's initial adoption of SFAS No. 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS No. 133 resulted in a decrease to first quarter 2001 earnings of $53.3 million after tax and minority interest. Of this transition amount, approximately $50.5 million, net of taxes and minority interest, related to CNA's investments and investment-related derivatives.

Because CNA already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $50.5 million, after tax and minority interest, to shareholders' equity (accumulated other comprehensive income). See Note 2 of the Notes to Consolidated Condensed Financial Statements for a complete discussion of the Company's adoption of these accounting pronouncements.

  On January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles ("Codification") for preparing statutory-basis financial statements. Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNA's insurance subsidiaries conduct business required adoption of Codification (with certain modifications) for the preparation of statutory financial statements effective January 1, 2001. The Company's adoption of Codification, as modified, resulted in an increase in statutory capital and surplus as of January 1, 2001 by approximately $175.0 million, which primarily relates to deferred tax assets offset by insurance-related assessments and pension-related liabilities.

  Additionally, CNA's property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with changes required by Codification related to the recording of written premiums. The effect of this change was to reduce net written premiums by $113.0 million for the three months ended March 31, 2001. This change has no impact on net earned premiums or net income.

Forward-Looking Statements
--------------------------

  When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and equities) or in the value of specific investments; changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; changes in foreign and domestic oil and gas exploration and production activity, and expenditures related to rig conversion and upgrade; changes in rating agency policies and practices, the results of financing efforts, and agreements and various other matters and risks, many of which are beyond the Company's control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the income statement. Market risk exposure is presented for each class of financial instrument held by the Company at March 31, 2001 and December 31, 2000, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.


Trading portfolio:

Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
                                            March 31, December 31,      March 31,   December 31,
                                                 2001         2000           2001          2000
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities                           $ 194.3      $ 248.2         $ 49.0        $(62.0)
  Options - purchased                            18.1         22.7          (11.0)          4.0
          - written                             (12.4)       (17.5)          (3.0)         (3.0)
  Index futures - long                                                        1.0
                - short                                                                     1.0
  Short sales                                  (217.5)      (201.1)         (54.0)         50.0
  Separate Accounts - Equity securities (a)       3.0          2.7            1.0          (1.0)
                    - Other invested assets     371.3        404.3            7.0          (7.0)
Interest rate (2):
  Futures - long                                                            (56.0)         17.0
          - short                                                            24.0         (52.0)
  Separate Accounts - Fixed maturity
   securities                                   287.8        410.1          (17.0)         19.0
Commodities:
  Gold (3):
    Options - purchased                          14.0         11.8          (14.0)        (12.0)
            - written                            (3.6)                        4.0
------------------------------------------------------------------------------------------------

Note:  The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) an increase in equity prices of 25%
       at March 31, 2001 and a decrease in equity prices of 25% at December 31, 2000, (2) an increase in interest rates of 100 basis points at March 31, 2001 and a decrease in interest rates of 100 basis points at December 31, 2000 and (3) an increase in gold prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)    In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(201.0) and $(245.0)
       at March 31, 2001 and December 31, 2000, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

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

Other than trading portfolio:

Other than trading portfolio:

Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
                                            March 31,  December 31,      March 31,  December 31,
                                                 2001          2000           2001          2000
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities:
    General accounts (a)                    $ 2,367.9     $ 2,411.6      $  (337.0)   $  (456.0)
    Separate accounts                           180.7         212.4          (45.0)       (53.0)
  Other invested assets                       1,340.0       1,333.0         (137.0)      (112.0)
  Separate Accounts - Other Invested Assets     437.7         443.4         (109.0)      (111.0)
Interest rate (2):
  Fixed maturities (a)                       27,317.7      27,244.3       (1,450.0)    (1,458.0)
  Short-term investments (a)                 10,863.2       9,100.3           (4.0)        (4.0)
  Other derivative securities                     4.2           2.1           26.0          1.0
  Separate Accounts (a):
    Fixed maturities                          2,200.3       2,292.5         (117.0)      (118.0)
    Short-term investments                      155.8         150.4
  Long-term debt                             (5,633.6)     (5,747.0)
------------------------------------------------------------------------------------------------

Note:  The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2)
       an increase in interest rates of 100 basis points.

(a)    Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(554.0) and $(581.0) at March 31, 2001 and December 31, 2000, respectively.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes.

  Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at March 31, 2001 and December 31, 2000, with all other variables held constant.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on March 31, 2001 and December 31, 2000 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

  The Company's long-term debt, including interest rates swap agreements, as of March 31, 2001 and December 31, 2000 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $343.8 and $352.0 million at March 31, 2001 and December 31, 2000, respectively. A 100 basis point decrease would result in an increase in market value of $389.6 and $398.8 million at March 31, 2001 and December 31, 2000, respectively.

  The sensitivity analysis assumes an instantaneous shift in market interest rates changing by 100 basis points from their levels at March 31, 2001 and December 31, 2000, with all other variables held constant.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at March 31, 2001 and December 31, 2000, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at March 31, 2001 and December 31, 2000.

                               PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

  1. CNA is involved in various lawsuits including environmental pollution claims. Information involving such lawsuits is incorporated by reference to
Note 9 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2. As noted in Item 3 Legal Proceedings of the Company's Report on Form 10-K for the year ended December 31, 2000, Lorillard is defendant in various lawsuits seeking damages for cancer and health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information involving such lawsuits is incorporated by reference to such Item 3 Legal Proceedings. The Company is a defendant in some of these cases. Material developments in relation to the foregoing are described below and incorporated by reference to Note 9 of the Notes to Consolidated Condensed Financial Statements in Part I.

CONVENTIONAL PRODUCT LIABILITY CASES -

  Trial is proceeding in the Superior Court of Los Angeles County, California in the case of Boeken v. Philip Morris Incorporated. Neither the Company nor Lorillard are defendants in this matter.

  Trial is proceeding in the Superior Court of Middlesex County, New Jersey in the case of Mehlman v. Philip Morris, Inc., et al. Neither the Company nor Lorillard are defendants in this matter.

  On April 5, 2001, a jury in the Circuit Court, Eleventh Judicial Circuit, Dade County, Florida returned a verdict in favor of Lorillard and the other defendants in the case of Fontana v. Philip Morris Incorporated, et al. Plaintiff alleged injury as a result of her exposure to environmental tobacco smoke in the cabin of aircraft in which she was employed as a flight attendant. Plaintiff has filed a motion for ruling on her reserved motions for mis-trial and a motion for new trial. Plaintiff also has filed a motion for judgment notwithstanding the verdict as to her damages claim.

CLASS ACTIONS -

  In the case of Aksamit v. Brown & Williamson Tobacco Corporation, et al. (U.S. District Court, South Carolina, filed November 20, 1997), plaintiffs have voluntarily dismissed the suit without prejudice.

  In the case of Arnitz v. Philip Morris Incorporated, et al. (Circuit Court, Hillsborough County, Florida, filed June 6, 2000), plaintiff has withdrawn his class certification claims and has dismissed Lorillard from the suit.

  In the case of Avallone v. The American Tobacco Company, et al. (Superior Court, Middlesex County, New Jersey, filed April 23, 1998), the court has entered an order dismissing the action. The Company was a defendant in the case.

  In the case of Badillo v. American Tobacco Company, et al. (U.S. District Court, Nevada, filed October 8, 1997), the court has heard argument of plaintiffs' motion for class certification. The Company is a defendant in the case.

  In the case of Blankenship v. American Brands, Inc., et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997), the court has denied defendants' motion for class decertification. The court has scheduled re-trial of this matter to begin during September 2001.

  In the case of Brown v. The American Tobacco Company, et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court granted in part plaintiff's motion for class certification and certified a class comprised of residents of California who smoked at least one of defendants' cigarettes during the "applicable" class period and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that defendants violated California Business and Professions Code Sections 17200 and 17500. The court denied the motion for class certification as to plaintiff's claims under the California Legal Remedies Act. The court has postponed entering a final ruling on the class certification in order to receive briefs with respect to the time frame encompassed by "the applicable class period." The court is scheduled to issue its ruling during July 2001.

  In the case of Daniels v. Philip Morris Companies, Inc., et al. (Superior Court, San Diego County, California, filed April 2, 1998), defendants have filed a writ proceeding with the California Supreme Court to review the trial court's order that granted plaintiffs' motion for class certification.

  In the case of Guillory v. American Brands, Inc., et al. (U.S. District Court, Northern District, Illinois, filed June 10, 1997), the court has denied plaintiffs' motion for class certification. Plaintiffs have sought leave to pursue an interlocutory appeal from this ruling.

  In the case of National Tobacco Consumers Group Number 2 v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Massachusetts, filed July 18,
2000), plaintiff has voluntarily dismissed the action.

  In the case of Nwanze v. Philip Morris Companies Inc., et al. (U.S. District Court, Southern District, New York, filed September 29, 1997), the U.S. Court of Appeals for the Second Circuit has affirmed the final judgment entered by the trial court in defendants' favor. The Company was a defendant in the case.

  In the case of Perry v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Tennessee, filed September 30, 1996), the court has granted defendants' motion to dismiss the complaint for failure to state a claim. The deadline for plaintiffs to notice an appeal from the ruling has not expired.

  In the case of Richardson v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 24, 1996), the court has entered an order dismissing the action.

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), defendants have filed a writ application with the Louisiana Supreme Court that seeks decertification of the class ordered by the trial court and review of the trial court's trial plan. The case is scheduled to be tried pursuant to a three-part trial plan beginning on June 18, 2001.

REIMBURSEMENT CASES -

U.S. State and Local Governmental Reimbursement Cases -

  In the case of State of Missouri v. American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed May 12, 1997), judgment has become final pursuant to the MSA.

Reimbursement Cases filed by Foreign Governments in U.S. Courts -

  In the case of The Kyrgyz Republic v. The Brooke Group Ltd., Inc., et al. (U.S. District Court, Southern District, Florida, filed January 22, 2001), the court has entered the parties' stipulation of dismissal without prejudice. The Company was a defendant in the case.

  In the case of The Republic of Ecuador v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, filed January 21, 2000), plaintiff has voluntarily dismissed the suit without prejudice. The Company was a defendant in the case.

  The following additional Reimbursement Case by Foreign Governments in U.S. Courts has been filed:

  The case of The Republic of Belize v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, filed April 5, 2001). The Company is a defendant in the case.

Reimbursement Cases by Labor Unions -

  In the case of National Asbestos Workers, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed February 27, 1998), the court has vacated its schedule that set the case for trial during September 2001. Another trial date has not been set. The Company is a defendant in the case.

  In the case of Oberle (Trustees of the Connecticut Pipe Trades Health Fund), et al. v. Philip Morris, Inc., et al. (U.S. District Court, Connecticut, filed July 1, 1997), the court granted defendants' motion to dismiss the complaint. The deadline for plaintiffs to notice an appeal has not expired.

  The following additional Reimbursement Case by Labor Unions has been filed:

  The case of Obra Social del Personal de la Industria del Vestido, et al. v. American Tobacco Co., Inc., et al. (Superior Court, District of Columbia, filed March 23, 2001).

Reimbursement Cases by Private Companies and Health Plans -

  In the case of Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 29, 1998), trial is proceeding as to the claims of one of the plan plaintiffs, Empire Blue Cross and Blue Shield.

  In the case of Regence Blueshield, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Western District, Washington, filed April 29, 1998), the U.S. Court of Appeals for the Ninth Circuit has denied plaintiffs' motion for reconsideration of its ruling that affirmed the dismissal of the case.

Eastern District of New York Litigation -

  On March 15, 2001, the court heard argument of the parties' various motions and took them under advisement in In re Simon (II) Litigation, the case being used by the court as a mechanism to explore possible settlements of punitive damages claims. The motions included plaintiffs' motion for class certification, plaintiffs' motion for approval of class counsel, and defendants' motion to dismiss the complaint. Plaintiffs seek certification of eight separate sub-classes. The putative sub-classes include individual smokers; individuals with pending product liability actions; multi-employer health benefit plans; non-governmental third party payors; and asbestos entities.

  Trial is proceeding in the case of Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al., as to the severed claims of one of the plan plaintiffs, Empire Blue Cross and Blue Shield.

CONTRIBUTION CLAIMS -

The following additional Contribution Claims have been filed:

  The case of Asbestos Claims Management Corporation, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Claiborne County, Mississippi, filed April 18,
2001). The Company is a defendant in the case. As of May 1, 2001, neither the Company nor Lorillard had received service of process.

  The case of Combustion Engineering, Inc., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Claiborne County, Mississippi, filed April 18, 2001). The Company is a defendant in the case. As of May 1, 2001, neither the Company nor Lorillard had received service of process.

  The case of Gasket Holdings, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000). The Company is a defendant in the case. As of May 1, 2001, neither the Company nor Lorillard has received service of process.

  The case of Gasket Holdings, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Claiborne County, Mississippi, filed April 18, 2001). The Company is a defendant in the case. As of May 1, 2001, neither the Company nor Lorillard had received service of process.

  The case of Owens-Illinois, Inc., et al. v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Sharkey County, Mississippi, filed December 15, 2000).

  The case of T&N, Ltd., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Claiborne County, Mississippi, filed April 18, 2001). The Company is a defendant in the case. As of May 1, 2001, neither the Company nor Lorillard had received service of process.

  The case of W.R. Grace & Co. Conn., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed April 24, 2001). The Company is a defendant in the case. As of May 1, 2001, neither the Company nor Lorillard had received service of process.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

  (a)  Exhibits--

  None

  (b)  Current reports on Form 8-K --

  On January 9, 2001, Registrant filed a report on Form 8-K regarding the issuance of a press release stating that a subsidiary exercised its final option for the new construction of a supertanker.

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


                                                     LOEWS CORPORATION
                                                     -------------------------
                                                     (Registrant)





Dated:  May 3, 2001                             By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)

1