Form 10-Q
period 2001-06-30
LOEWS CORP
filed 2001-08-14
CIK 60086

==============================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001
                                -------------
                                        OR

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

                   Yes     X                       No
                       ---------                      ---------

          Class                                 Outstanding at August 10, 2001
--------------------------                      ------------------------------
Common stock, $1 par value                             196,822,100 shares
==============================================================================

                                      INDEX

Part I. Financial Information                                         Page No.
                                                                      --------

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      June 30, 2001 and December 31, 2000 . . . . . . . . . . . .          3

    Consolidated Condensed Statements of Operations--
      Three and six months ended June 30, 2001 and 2000 . . . . .          4

    Consolidated Condensed Statements of Cash Flows--
      Six months ended June 30, 2001 and 2000 . . . . . . . . . .          5

    Notes to Consolidated Condensed Financial Statements  . . . .          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . .         42

  Item 3. Quantitative and Qualitative Disclosures about Market
    Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69

Part II. Other Information

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .         73

  Item 4. Submission of Matters to a Vote of Security Holders . .         80

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .         82

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
------------------------------------------------------------------------------
(Amounts in millions of dollars)                     June 30,     December 31,
                                                       2001            2000
                                                    --------------------------
Assets:
Investments:
  Fixed maturities, amortized cost of
   $27,937.9 and $27,167.5 . . . . . . . . . .      $28,058.3       $27,244.3
  Equity securities, cost of $1,510.5 and
   $1,462.5  . . . . . . . . . . . . . . . . .        1,802.4         2,682.5
  Other investments  . . . . . . . . . . . . .        1,591.3         1,368.5
  Short-term investments . . . . . . . . . . .       10,134.8         9,100.3
                                                    --------------------------
     Total investments . . . . . . . . . . . .       41,586.8        40,395.6
Cash . . . . . . . . . . . . . . . . . . . . .          165.4           195.2
Receivables-net  . . . . . . . . . . . . . . .       17,422.2        15,301.6
Property, plant and equipment-net  . . . . . .        3,009.7         3,206.3
Deferred income taxes  . . . . . . . . . . . .          850.0           404.0
Goodwill and other intangible assets-net . . .          349.8           378.7
Other assets . . . . . . . . . . . . . . . . .        4,457.8         4,291.3
Deferred acquisition costs of insurance
 subsidiaries  . . . . . . . . . . . . . . . .        2,464.2         2,417.8
Separate Account business  . . . . . . . . . .        4,080.8         4,286.6
                                                    --------------------------
     Total assets  . . . . . . . . . . . . . .      $74,386.7       $70,877.1
                                                    ==========================

Liabilities and Shareholders' Equity:
Insurance reserves:
  Claim and claim adjustment expense . . . . .      $29,506.7       $26,962.7
  Future policy benefits . . . . . . . . . . .        7,055.3         6,669.5
  Unearned premiums  . . . . . . . . . . . . .        4,756.4         4,820.6
  Policyholders' funds . . . . . . . . . . . .          590.0           601.5
Payable for securities purchased . . . . . . .        1,678.9           971.4
Securities sold under repurchase agreements  .        2,407.1         1,308.4
Long-term debt, less unamortized discount  . .        5,835.4         6,040.0
Other liabilities  . . . . . . . . . . . . . .        6,822.5         5,817.4
Separate Account business  . . . . . . . . . .        4,080.8         4,286.6
                                                    --------------------------
     Total liabilities . . . . . . . . . . . .       62,733.1        57,478.1
Minority interest  . . . . . . . . . . . . . .        1,972.2         2,207.9
Shareholders' equity . . . . . . . . . . . . .        9,681.4        11,191.1
                                                    --------------------------
     Total liabilities and shareholders'
      equity . . . . . . . . . . . . . . . . .      $74,386.7       $70,877.1
                                                    ==========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
------------------------------------------------------------------------------------------------
(In millions, except per share data)            Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ------------------------  -------------------------
                                                2001            2000       2001            2000
                                             ---------------------------------------------------
Revenues:
  Insurance premiums  . . . . . . . . . .    $ 1,601.8       $2,777.4   $ 4,131.9      $ 5,546.3
  Investment income, net of expenses  . .        474.1          664.1     1,067.1        1,259.0
  Investment gains  . . . . . . . . . . .        585.6          295.3       993.0          155.0
  Manufactured products (including excise
   taxes of $160.4, $178.5, $311.1 and
   $337.3)  . . . . . . . . . . . . . . .      1,173.5        1,150.2     2,243.1        2,163.7
  Other . . . . . . . . . . . . . . . . .        483.5          427.0       987.4          845.7
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .      4,318.5        5,314.0     9,422.5        9,969.7
                                             ---------------------------------------------------
Expenses:
  Insurance claims and policyholders'
   benefits   . . . . . . . . . . . . . .      4,295.5        2,347.7     6,406.0        4,691.1
  Amortization of deferred acquisition
   costs  . . . . . . . . . . . . . . . .        450.5          532.3       874.1          925.3
  Cost of manufactured products sold  . .        582.8          599.4     1,129.4        1,145.2
  Other operating expenses  . . . . . . .      1,281.8          885.3     2,294.9        1,832.0
  Interest  . . . . . . . . . . . . . . .         92.7           85.2       179.0          173.6
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .      6,703.3        4,449.9    10,883.4        8,767.2
                                             ---------------------------------------------------
                                              (2,384.8)         864.1    (1,460.9)       1,202.5
                                             ---------------------------------------------------
  Income tax (benefit) expense. . . . . .       (767.4)         300.9      (438.8)         415.1
  Minority interest   . . . . . . . . . .       (202.2)          52.6      (132.5)          93.2
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .       (969.6)         353.5      (571.3)         508.3
                                             ---------------------------------------------------
Income (loss) before cumulative
 effect of changes in accounting
 principles . . . . . . . . . . . . . . .     (1,415.2)         510.6      (889.6)         694.2

Cumulative effect of changes in
 accounting principles-net  . . . . . . .                                   (53.3)
                                             ---------------------------------------------------
  Net income (loss) . . . . . . . . . . .    $(1,415.2)      $  510.6   $  (942.9)     $   694.2
                                             ===================================================
Net income (loss) per share:
  Income (loss) before cumulative
   effect of changes in accounting
   principles . . . . . . . . . . . . . .    $   (7.18)      $   2.59   $   (4.51)     $    3.47
  Cumulative effect of changes in
   accounting principles-net  . . . . . .                                    (.27)
                                             ---------------------------------------------------
  Net income (loss) . . . . . . . . . . .    $   (7.18)      $   2.59   $   (4.78)     $    3.47
                                             ===================================================

Weighted average number of shares
 outstanding  . . . . . . . . . . . . . .        197.2          197.3       197.2          200.3
                                             ===================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
------------------------------------------------------------------------------------------------
(Amounts in millions)                                                 Six Months Ended June 30,
                                                                        2001          2000
                                                                    ----------------------------
Operating Activities:
  Net income (loss)  . . . . . . . . . . . . . . . . . . . .        $   (942.9)      $    694.2
  Adjustments to reconcile net income (loss) to net cash
   used by operating activities-net  . . . . . . . . . . . .          (1,292.3)           157.0
  Cumulative effect of changes in accounting principles  . .              53.3
  Changes in assets and liabilities-net:
    Reinsurance receivable . . . . . . . . . . . . . . . . .          (1,736.0)        (1,201.4)
    Other receivables  . . . . . . . . . . . . . . . . . . .              85.6           (457.3)
    Prepaid reinsurance premiums . . . . . . . . . . . . . .              89.3            (69.9)
    Deferred acquisition costs . . . . . . . . . . . . . . .             (50.6)          (134.0)
    Insurance reserves and claims  . . . . . . . . . . . . .           2,888.7            307.9
    Other liabilities  . . . . . . . . . . . . . . . . . . .             713.9            572.0
    Trading securities . . . . . . . . . . . . . . . . . . .             173.5            (60.5)
    Other-net  . . . . . . . . . . . . . . . . . . . . . . .            (249.2)           (49.6)
                                                                    ----------------------------
                                                                        (266.7)          (241.6)
                                                                    ----------------------------
Investing Activities:
  Purchases of fixed maturities  . . . . . . . . . . . . . .         (51,784.3)       (26,108.9)
  Proceeds from sales of fixed maturities  . . . . . . . . .          39,424.7         28,565.5
  Proceeds from maturities of fixed maturities . . . . . . .          11,964.3          1,132.8
  Securities sold under agreements to repurchase . . . . . .           1,098.7            301.7
  Purchase of equity securities  . . . . . . . . . . . . . .            (752.5)          (952.0)
  Proceeds from sales of equity securities . . . . . . . . .           1,666.5          1,255.0
  Change in short-term investments . . . . . . . . . . . . .            (981.4)        (3,185.5)
  Purchases of property, plant and equipment . . . . . . . .            (229.9)          (415.7)
  Proceeds from sales of property, plant and equipment . . .             272.6             33.3
  Change in other investments  . . . . . . . . . . . . . . .            (119.7)           (15.6)
                                                                    ----------------------------
                                                                         559.0            610.6
                                                                    ----------------------------
Financing Activities:
  Dividends paid to shareholders . . . . . . . . . . . . . .             (54.2)           (50.4)
  Dividends paid to minority interests . . . . . . . . . . .             (17.5)           (17.3)
  Purchases of treasury shares . . . . . . . . . . . . . . .                             (305.7)
  Purchases of treasury shares by subsidiaries . . . . . . .                              (38.3)
  Issuances of long-term debt  . . . . . . . . . . . . . . .             449.4            425.6
  Principal payments on long-term debt . . . . . . . . . . .            (662.6)          (111.4)
  Redemption of CNA preferred stock  . . . . . . . . . . . .                             (150.0)
  Receipts credited to policyholders . . . . . . . . . . . .               1.5              2.5
  Withdrawals of policyholders account balances  . . . . . .             (38.3)           (71.6)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . .               (.4)
                                                                    ----------------------------
                                                                        (322.1)          (316.6)
                                                                    ----------------------------
Net change in cash . . . . . . . . . . . . . . . . . . . . .             (29.8)            52.4
Cash, beginning of period  . . . . . . . . . . . . . . . . .             195.2            183.9
                                                                    ----------------------------
Cash, end of period  . . . . . . . . . . . . . . . . . . . .        $    165.4       $    236.3
                                                                    ============================

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

Accounting Changes

  On April 1, 2001 the Company adopted Emerging Issues Task Force ("EITF") Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). EITF 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. This issue did not have a significant impact on the results of operations or equity of the Company.

  In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS No. 133). The initial adoption of SFAS No. 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS No. 133 resulted in a decrease to first quarter 2001 earnings of $53.3, net of taxes and minority interest of $33.0 and $8.0, respectively. Of this transition amount, approximately $50.5, net of taxes and minority interest, related to CNA's investments and investment-related derivatives. Because CNA already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $50.5 to shareholders' equity (accumulated other comprehensive income). The remainder of the transition adjustment is attributable to collateralized debt obligation products that are derivatives under SFAS No. 133. See Note 2 for a complete discussion of the Company's adoption of these accounting pronouncements.

  Effective January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles ("Codification") for preparing its statutory-basis financial statements. Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNA's insurance subsidiaries conduct business required adoption of Codification (with certain modifications). The Company's adoption of Codification, as modified, resulted in an increase in statutory capital and surplus as of January 1, 2001 of $24.0, which primarily relates to deferred tax assets offset by insurance-related assessments and pension-related liabilities.

  Additionally, CNA's property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with changes required by Codification related to the recording of written premiums. The effect of this change was to reduce net written premiums by $118.0 for the six months ended June 30, 2001. This change has no impact on net earned premiums or net income.

  In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. The Company will adopt this standard for any future business combinations.

  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for the Company will be January 1, 2002. The Company is in the process of quantifying the impact this new standard will have on its operations and intangible assets.

Stock Split

  On February 20, 2001, the Board of Directors declared a two-for-one stock split, by way of a stock dividend, effective March 21, 2001. All share and per share data have been restated to retroactively reflect the stock split.

Comprehensive Income (Loss)

  Comprehensive income (loss) includes all changes to shareholders' equity, including net income (loss), except those resulting from investments by shareholders and distributions to shareholders. For the three and six months ended June 30, 2001 and 2000, comprehensive income
(loss) totaled $(2,082.4), $154.6, $(1,457.5) and $342.8, respectively.
Comprehensive income (loss) includes net income (loss), unrealized appreciation (depreciation) and foreign currency translation gains or losses.

Net Income (Loss) Per Share

  Companies with complex capital structures are required to present basic and diluted income (loss) per share. Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At June 30, 2001, income (loss) per common share assuming dilution is not presented because securities that could potentially dilute basic income (loss) per share in the future would have been antidilutive for the periods presented.

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

  During the first quarter of 2001, CNA reclassified equity method income from limited partnership investments. This income was previously classified in realized investment gains, net of participating policyholders' and minority interests and is now classified in net investment income. The after-tax impact of this reclassification on net operating results (after taxes and minority interest) was a loss of $2.6 and an income of $57.4 for the three months ended June 30, 2001 and 2000 and income of $18.3 and $88.5 for the six months ended June 30, 2001 and 2000.

2.  Derivative Financial Instruments

  As discussed in Note 1, effective January 1, 2001, the Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133. A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument, index or rate, has a notional amount, and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, swaptions, futures, forwards and commitments to purchase securities and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument and accounted for under SFAS No. 133 when the embedded derivative is not clearly and closely related to the host instrument. In addition, non-investment instruments, including certain types of insurance contracts that have historically not been considered derivatives, can be derivatives or contain embedded derivatives under SFAS No. 133.

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

                                   Derivative's Change in Fair Value
Nature of Hedge Designation        Reflected in:
---------------------------        -----------------------------------

No hedge designation               Realized investment gains (losses).

Fair value                         Realized investment gains (losses),
                                   along with the change in fair value
                                   of the hedged asset or liability.

Cash flow                          Other comprehensive income (loss),
                                   with subsequent reclassification to
                                   earnings when the hedged transaction,
                                   asset or liability impacts earnings.

Foreign currency                   Consistent with fair value or cash
                                   flow above, depending on the nature
                                   of the hedging relationship.

  Changes in the fair value of derivatives held in CNA's separate accounts are reflected in separate account earnings. Because separate account investments are generally carried at fair value with changes therein reflected in separate account earnings, hedge accounting is generally not applicable to separate account derivatives.

Use of Derivatives

  Investment activities of non-insurance companies include investments in derivative instruments which are marked to market and reported as investment gains or losses in the Consolidated Condensed Statements of Operations.

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

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex, nor do these instruments contain embedded leverage features which would expose the Company to a higher degree of risk.

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

Risk Management Strategies Regarding Market Risk

  The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management, which includes rebalancing its existing portfolios or assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards, and commitments to purchase securities. These instruments are generally used to lock in interest rates or unrealized gains, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments, variable rate debt and life insurance liabilities. Historically, the Company has used these types of instruments as hedges against specific assets or liabilities on an infrequent basis.

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

  Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments denominated in a foreign currency. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the European Monetary Unit. The Company manages this risk via asset/liability matching and through the use of foreign currency futures and forwards. Historically, the Company has infrequently designated these types of instruments as hedges against assets or liabilities.

Derivative Holdings

  The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments. Interest rates, equity prices and foreign currency exchange rates affect the fair value of derivatives. The fair values generally represent the estimated amounts that the Company would expect to receive or pay upon termination of the contracts at the reporting date. Dealer quotes are available for substantially all of the Company's derivatives. For derivative instruments not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle or quoted market prices of comparable instruments.

  A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows.

Derivative Financial Instruments

The Company's investments in derivative instruments are as follows:

                                                          Contractual/
                                                            Notional       Fair Value Asset
June 30, 2001                                                Value            (Liability)
-------------------------------------------------------------------------------------------
Equity markets:
  Options
    Purchased . . . . . . . . . . . . . . . . . . .        $   131.0              $  15.2
    Written . . . . . . . . . . . . . . . . . . . .            160.7                 (9.3)
  Forwards  . . . . . . . . . . . . . . . . . . . .            177.0                 (3.0)
  Index futures-long  . . . . . . . . . . . . . . .              3.7
  Equity warrants . . . . . . . . . . . . . . . . .             15.0                  1.0
  Options embedded in convertible debt securities .            869.0                186.0
  Separate Accounts-options purchased . . . . . . .             77.0
                   -options written . . . . . . . .             81.0
                   -index futures-long  . . . . . .            969.0                  4.0
Interest rate risk:
  Interest rate caps  . . . . . . . . . . . . . . .            500.0                  1.0
  Collateralized debt obligation liabilities  . . .            170.0                (15.0)
  Options written-treasury securities . . . . . . .            952.8                 (4.2)
  Futures-long  . . . . . . . . . . . . . . . . . .            662.7
         -short . . . . . . . . . . . . . . . . . .            707.0
  Separate Accounts-commitments to purchase
                     government and municipal
                     securities . . . . . . . . . .             85.0
                   -futures-short . . . . . . . . .              7.0
Commodities:
  Gold options-purchased  . . . . . . . . . . . . .            212.4                  8.3
              -written  . . . . . . . . . . . . . .            163.3                 (2.0)
Other . . . . . . . . . . . . . . . . . . . . . . .            271.6                   .2
-------------------------------------------------------------------------------------------
Total . . . . . . . . . . . . . . . . . . . . . . .        $ 6,215.2              $ 182.2
===========================================================================================

  Immediately following adoption of SFAS No. 133 on January 1, 2001, the Company's derivative instrument holdings were as follows:

                                                          Contractual/
                                                            Notional       Fair Value Asset
January 1, 2001                                              Value            (Liability)
-------------------------------------------------------------------------------------------
Equity markets:
  Options
    Purchased-Global Crossing . . . . . . . . . . .          $1,000.0              $664.0
             -other . . . . . . . . . . . . . . . .             173.0                23.7
    Written-Global Crossing . . . . . . . . . . . .           1,256.0                (1.0)
           -other . . . . . . . . . . . . . . . . .             269.6               (17.5)
  Forwards  . . . . . . . . . . . . . . . . . . . .              13.0
  Index futures- short  . . . . . . . . . . . . . .               2.3
  Equity warrants . . . . . . . . . . . . . . . . .              10.0                 4.0
  Options embedded in convertible debt securities .             845.0               231.0
  Separate Accounts-options purchased . . . . . . .             110.0
                   -options written . . . . . . . .             118.0                (1.0)
                   -equity index futures-long . . .             996.0               (13.0)
Interest rate risk:
  Interest rate caps  . . . . . . . . . . . . . . .             500.0                 1.0
  Collateralized debt obligation liabilities  . . .             170.0               (18.0)
  Futures-long  . . . . . . . . . . . . . . . . . .             229.0
         -short . . . . . . . . . . . . . . . . . .             806.2
  Separate Accounts-commitments to purchase
                     government and municipal
                     securities . . . . . . . . . .             111.0                 1.0
                   -futures-short . . . . . . . . .              76.0
Commodities-Gold options purchased  . . . . . . . .             232.5                11.8
Other . . . . . . . . . . . . . . . . . . . . . . .               8.6
-------------------------------------------------------------------------------------------
Total . . . . . . . . . . . . . . . . . . . . . . .          $6,926.2              $886.0
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

Fair Value Hedge

  As of the adoption date CNA's collar position related to its investment in Global Crossing Ltd. ("Global Crossing") common stock was the only derivative position that has been designated as a hedge for accounting purposes. The nature of the transition adjustment related to this hedge was such that the $962.0 unrealized gain that existed on the Global Crossing common stock when the hedge was established has been preserved in accumulated other comprehensive income. During the second quarter, CNA's collar position related to Global Crossing common stock was terminated and the related stock was sold, resulting in a pre-tax realized gain of $962.0.

  The effectiveness of this hedge was measured based on changes in the intrinsic value of the collar in relation to changes in the fair value of the Global Crossing common stock. Changes in the time value component of the collar's fair value were excluded from the hedge designation and measurement of effectiveness. Up to the date of the sale, the Global

Crossing hedge was 100% effective. The change in the time value component of the collar was a pre-tax gain of $12.0 and $33.0 for the three and six months ended June 30, 2001, and has been recorded as an investment gain in the Consolidated Condensed Statements of Operations.

  During the second quarter of 2001, CNA entered into two additional fair value hedges that under SFAS No. 133 meet the criteria for hedge treatment. First, as a hedge of a portion of its 10-year Treasury Note position, CNA acquired $515.0 notional value of 10-year Treasury Futures. The ineffective portion of this hedge resulted in a realized investment gain of $.8. Second, as a hedge against currency fluctuations related to the Canary Wharf plc common stock position, CNA entered into a $125.0 British Pound currency forward contract. The ineffective portion of this hedge resulted in a realized investment loss of $.3.

3.  Reinsurance:

  The effects of reinsurance on earned premiums are shown in the following table:

                                                  Direct     Assumed     Ceded        Net
                                                -------------------------------------------
                                                       Six Months Ended June 30, 2001
                                                -------------------------------------------

Property-casualty . . . . . . . . . . . . . .   $ 3,926.0   $  372.0   $2,304.0   $ 1,994.0
Accident and health . . . . . . . . . . . . .     1,752.0      137.0      139.0     1,750.0
Life  . . . . . . . . . . . . . . . . . . . .       608.0      119.0      339.0       388.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 6,286.0   $  628.0   $2,782.0   $ 4,132.0
                                                ===========================================

                                                       Six Months Ended June 30, 2000
                                                -------------------------------------------

Property-casualty . . . . . . . . . . . . . .   $ 4,019.0   $  903.0   $1,700.0   $ 3,222.0
Accident and health . . . . . . . . . . . . .     1,967.0      169.0      261.0     1,875.0
Life  . . . . . . . . . . . . . . . . . . . .       594.0       98.0      243.0       449.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 6,580.0   $1,170.0   $2,204.0   $ 5,546.0
                                                ===========================================

  In 1999, CNA entered into an aggregate excess-of-loss reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property-casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, "losses") ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 of losses with an aggregate limit of $1,000.0 of losses for the three-year period. The ceded premium for each $500.0 of limit is up to $230.0. The second section of the Aggregate Cover, which is available for accident year 2001 only, provides additional coverage of up to $510.0 of losses for ceded premiums of $310.0. Additional premiums may be payable if the aggregate loss ratio for the three-year period exceeds certain thresholds.

  In the first quarter of 2001, CNA triggered the coverage under the second section of the Aggregate Cover for the 2001 accident year. In the second quarter of 2001, the significant reserve additions fully utilized the limit on the 1999 accident year under the first section. Under the Aggregate Cover, interest expense on the funds withheld generally accrues at 8.0% per annum.

  The impact of the Aggregate Cover on pre-tax operating results was as follows:

                                                      June 30, 2001
                                             -----------------------------
                                                  Three            Six
                                              Months Ended    Months Ended
                                             -----------------------------

Ceded earned premium . . . . . . . . . .     $    (418.0)        $ (460.0)
Ceded loss and loss adjustment expense .           683.0            722.0
Interest charges . . . . . . . . . . . .           (53.0)           (59.0)
                                             -----------------------------
Pre-tax benefit on operating results . .     $     212.0         $  203.0
                                             =============================

  In 2001, CNA entered into a one-year aggregate excess-of-loss reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). Ceded premiums in the amount of $1.5 were recorded in the second quarter for the CCC Cover. For the first six months, ceded premiums were $2.5. The loss protection provided by the CCC Cover has an aggregate limit of $750.0 to $825.0 of losses depending on CCC's 2001 actual premium volume. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. The pre-tax benefit from the Aggregate Cover and the CCC Cover totaled $210.0 and $201.0 for the three and six months ended June 30, 2001, respectively.

4.  Receivables:

  The Company's receivables are comprised of the following:

                                                    June 30,  December 31,
                                                      2001         2000
                                                   -----------------------

Reinsurance . . . . . . . . . . . . . . . . .      $11,133.3    $ 9,397.3
Other insurance . . . . . . . . . . . . . . .        4,286.0      5,026.3
Security sales  . . . . . . . . . . . . . . .        1,002.5        470.5
Accrued investment income . . . . . . . . . .          418.0        424.3
Federal income taxes  . . . . . . . . . . . .          567.4
Other . . . . . . . . . . . . . . . . . . . .          343.5        331.9
                                                   -----------------------
     Total  . . . . . . . . . . . . . . . . .       17,750.7     15,650.3

Less allowance for doubtful accounts and cash
 discounts  . . . . . . . . . . . . . . . . .          328.5        348.7
                                                   -----------------------
     Receivables-net  . . . . . . . . . . . .      $17,422.2    $15,301.6
                                                   =======================

5.  Shareholders' equity:

                                                    June 30,  December 31,
                                                      2001         2000
                                                   -----------------------

Preferred stock, $.10 par value,
  Authorized--100,000,000 shares
Common stock, $1 par value:
  Authorized--600,000,000 shares
  Issued and outstanding-197,239,900 and
   197,228,000 shares . . . . . . . . . . . .      $   197.2    $   197.2
Additional paid-in capital  . . . . . . . . .           47.6         45.6
Earnings retained in the business . . . . . .        9,194.5     10,191.6
Accumulated other comprehensive income  . . .          242.1        756.7
                                                   -----------------------
Total shareholders' equity  . . . . . . . . .      $ 9,681.4    $11,191.1
                                                   =======================

  During the second quarter of 2001, CNA sold its Global Crossing common stock and the related hedge resulting in a pre-tax realized gain of $962.0, which was previously reflected as an unrealized gain of $545.1 (after taxes and minority interest) in accumulated other comprehensive income.

6.  Second Quarter 2001 Prior Year Reserve Strengthening:

  During the second quarter of 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years, which are discussed in further detail below. CNA completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted. In the area of asbestos and environmental pollution, CNA reviewed internal claims data as well as studies generated by external parties, including a significant industry analysis on asbestos, environmental pollution and other mass tort claims ("APMT") published by an international rating agency. As a result of these various reviews, management concluded that ultimate losses, including losses for APMT, will be higher in the range of possible outcomes than previously estimated. CNA recorded $2,616.0 of pre-tax reserve strengthening associated with a change in estimate of prior year net loss and allocated loss adjustment expense reserves ("loss reserves"), including $1,197.0 pre-tax related to APMT. Concurrent with CNA's review of loss reserves, CNA completed comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. As a result, CNA recorded a $566.0 pre-tax charge related to retrospective premium and other premium accruals ("premium accruals"). The studies included the review of all such retrospective insurance policies and the current estimate of ultimate losses.

  The net prior year loss reserve strengthening and related items comprising the amounts noted above are detailed in the following table.

                                                        Three Months Ended
                                                          June 30, 2001
                                                        ------------------

Net reserve strengthening, excluding the impact
 of the corporate aggregate excess-of-loss
 reinsurance treaty
  APMT  . . . . . . . . . . . . . . . . . . . . .            $1,197.0
  Non-APMT  . . . . . . . . . . . . . . . . . . .             1,594.0
                                                             --------
     Total  . . . . . . . . . . . . . . . . . . .             2,791.0
Pre-tax benefit from corporate aggregate
 excess-of-loss reinsurance treaty on accident
 year 1999 (1)  . . . . . . . . . . . . . . . . .              (223.0)
Accrual for insurance-related assessments . . . .                48.0
                                                             --------
  Net reserve strengthening and related accruals              2,616.0
                                                             --------
Change in estimate of premium accruals . . . . .                616.0
Reduction of related commission accruals. . . . .               (50.0)
                                                             --------
  Net premium and related accrual reductions. . .               566.0
                                                             --------
Total reserve strengthening and related accruals             $3,182.0
                                                             ========

(1) $500.0 of ceded losses reduced by $230.0 of ceded premiums and $47.0 of interest charges.

  The adverse loss development excluding asbestos, environmental pollution and other mass tort ("non-APMT") was the result of recent analyses of several businesses. The non-APMT reserve strengthening principally related to commercial insurance coverages including automobile liability and commercial multiple-peril, assumed reinsurance and healthcare related coverages. A brief summary of these lines of business and the associated reserve development is discussed below.

  Approximately $600.0, excluding the impact of the corporate aggregate excess-of-loss reinsurance treaty, of the adverse loss development is a result of analyses of several coverages provided to commercial entities written by various segments of CNA. These analyses showed unexpected increases in the size of claims for several lines including commercial automobile liability, general liability, and the liability portion of commercial multiple-peril. In addition, the number of commercial automobile liability claims was higher than expected. Finally, several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

  An analysis of CNA Re's assumed reinsurance business showed that the paid and reported losses for recent accident years were higher than expectation and resulted in an increase of net reserves of approximately $560.0, excluding the impact of the corporate aggregate excess-of-loss reinsurance treaty. The estimated ultimate loss ratios for these recent accident years have been revised to reflect the paid and reported losses.

  Approximately $320.0, excluding the impact of the corporate aggregate excess-of-loss reinsurance treaty, of adverse loss development occurred in Specialty Operations and was caused by coverages provided to healthcare related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities were higher than expected. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected.

7.  Restructuring and Other Related Charges:

  In the second quarter of 2001, CNA finalized and approved a restructuring plan related to its Information Technology operations (the "IT Plan"). The overall goal of the IT Plan is to improve technology for the underwriting function and throughout CNA, and to eliminate inefficiencies in the deployment of IT resources. These changes will facilitate a strong focus on enterprise-wide system initiatives. The IT Plan has two main components: (1) the reorganization of IT resources into the Technology Solutions Group with a structure based on centralized, functional roles; and (2) the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support CNA's strategies.

  In connection with the IT Plan, CNA has incurred $62.0, pre-tax, of restructuring and other related charges, primarily related to planned reductions in the workforce of approximately 260 positions (gross and net), and software and hardware asset write-offs. CNA does not expect to incur significant amounts of additional charges with respect to the IT

Plan in any single future quarter and, as a result, does not intend to separately classify such expenses as restructuring and related charges when they occur.

  The $62.0 charge included approximately: $32.0 of asset write-offs (primarily software and hardware), $29.0 related to workforce reductions, and $1.0 of other costs.

  Approximately $37.0 of restructuring and other related charges were incurred in the Other Insurance segment. These costs include $14.0 of asset write-offs, $22.0 related to workforce reductions, and $1.0 of other costs.

  Approximately $17.0 of restructuring and other related charges were incurred in Life Operations. These costs represent the write-off of software abandoned pursuant to the technology roadmap.

  Agency Market Operations (included in the Property and Casualty segment) incurred approximately $4.0 of restructuring and other related charges. These costs related almost entirely to the workforce reduction stemming from the centralization of IT resources.

  Risk Management (included in the Property and Casualty segment) incurred approximately $2.0 of restructuring and other related charges.
Approximately $1.0 of these costs related to the workforce reduction stemming from the centralization of IT resources, with the remaining $1.0 primarily attributable to the write-off of hardware.

  The remainder of CNA's segments incurred restructuring and other related charges of $1.0 or less. These costs related to workforce reductions stemming from the centralization of IT resources and from hardware write-offs.

  Upon adoption of the IT Plan, an accrual of $30.0 was established related to $29.0 of workforce reductions and the $1.0 of other costs. Approximately $6.0 of this accrual has been paid through June 30, 2001, resulting in an ending accrual of $24.0.

  Additionally, at December 31, 2000, an accrual of $7.0 of lease termination costs remained related to the August 1998 restructuring. Approximately $3.0 of these costs were paid during the six months, resulting in a remaining accrual of $4.0 as of June 30, 2001.

8.  Significant Transactions:

Planned Dispositions of Certain Subsidiaries

  CNA is currently negotiating the sale of certain subsidiaries and expects the sales to be completed prior to year-end 2001. The assets being held for disposition include the United Kingdom subsidiaries of CNA Re and certain other subsidiaries. CNA anticipates that it will realize losses in connection with those sales. In determining the anticipated loss from these sales, CNA estimated sales proceeds, transactional costs, lease termination costs, employee related costs and the cost of certain reinsurance transactions. The sale of the United Kingdom insurance subsidiary will be subject to regulatory approval. An investment loss of $278.4 (after taxes and minority interest) was recorded in connection with these planned dispositions.

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

  MARC assumed approximately $294.0 of liabilities (primarily future policy benefits and claim reserves) and approximately $209.0 in assets (primarily uncollected premiums and deferred policy acquisition costs). The net gain from the reinsurance transaction, which is subject to certain post-closing adjustments, has been recorded as deferred revenue and will be recognized in income over the next 9 to 15 months as CNA Life Re's assumed contracts are novated to MARC.

  The CNA Life Re business contributed net earned premiums of $57.0 and $106.0 and pre-tax operating income of $6.0 and $16.0 for the three and six months ended June 30, 2000, respectively.

9.  Business Segments:

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 87% owned subsidiary); the manufacture and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 53% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary). Each operating entity is responsible for the operation of its specialized business and is headed by a chief executive officer having the duties and authority commensurate with that position.

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

  The following tables set forth the Company's consolidated revenues and income by business segment:

                                             Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                            -----------------------------------------------
                                               2001         2000        2001         2000
                                            -----------------------------------------------

Revenues (a):
  CNA Financial:
    Property and casualty . . . . . . . .   $ 1,340.5    $ 2,504.5 $  3,501.4    $ 4,728.0
    Life  . . . . . . . . . . . . . . . .       517.5        423.7    1,049.8        819.1
    Group . . . . . . . . . . . . . . . .       892.0        947.8    1,765.5      1,881.0
    Other Insurance . . . . . . . . . . .       (15.6)       (39.3)      29.4       (100.3)
                                            -----------------------------------------------
   Total CNA Financial  . . . . . . . . .     2,734.4      3,836.7    6,346.1      7,327.8
  Lorillard . . . . . . . . . . . . . . .     1,166.6      1,143.4    2,232.7      2,142.8
  Loews Hotels  . . . . . . . . . . . . .        91.2         86.5      176.0        165.8
  Diamond Offshore  . . . . . . . . . . .       239.3        153.3      463.7        343.8
  Bulova  . . . . . . . . . . . . . . . .        31.7         36.5       64.6         72.8
  Corporate . . . . . . . . . . . . . . .        55.3         57.6      139.4        (83.3)
                                            -----------------------------------------------
  Total . . . . . . . . . . . . . . . . .   $ 4,318.5    $ 5,314.0  $ 9,422.5    $ 9,969.7
                                            ===============================================

Income (loss) before taxes, minority
 interest and cumulative effect of
 changes in accounting principles:
  CNA Financial:
    Property and casualty . . . . . . . .   $(2,708.3)   $   480.1  $(2,331.8)   $   712.9
    Life  . . . . . . . . . . . . . . . .       114.6         65.8      248.1        119.4
    Group . . . . . . . . . . . . . . . .        38.3         39.2       65.7         56.7
    Other Insurance . . . . . . . . . . .       (50.6)       (86.8)     (37.3)      (182.0)
                                            -----------------------------------------------
   Total CNA Financial  . . . . . . . . .    (2,606.0)       498.3   (2,055.3)       707.0
  Lorillard . . . . . . . . . . . . . . .       133.9        331.9      404.4        585.7
  Loews Hotels  . . . . . . . . . . . . .        15.1         12.2       23.8         27.1
  Diamond Offshore  . . . . . . . . . . .        57.1          5.0      104.3         49.8
  Bulova  . . . . . . . . . . . . . . . .         3.4          8.7        7.6         13.6
  Corporate . . . . . . . . . . . . . . .        11.7          8.0       54.3       (180.7)
                                            -----------------------------------------------
  Total . . . . . . . . . . . . . . . . .   $(2,384.8)    $  864.1  $(1,460.9)   $ 1,202.5
                                            ===============================================

Net income (loss) (a):
  CNA Financial:
    Property and casualty  . . . . . . . .  $(1,582.0)    $  274.3  $(1,364.2)   $   410.8
    Life . . . . . . . . . . . . . . . . .       65.9         38.1      141.1         68.9
    Group  . . . . . . . . . . . . . . . .       23.1         22.6       39.9         33.3
    Other Insurance  . . . . . . . . . . .      (37.3)       (47.0)     (34.2)      (101.1)
                                            -----------------------------------------------
   Total CNA Financial  .. . . . . . . . .   (1,530.3)       288.0   (1,217.4)       411.9
  Lorillard  . . . . . . . . . . . . . . .       80.1        203.9      244.5        360.6
  Loews Hotels . . . . . . . . . . . . . .        9.6          8.4       15.1         17.5
  Diamond Offshore  . .  . . . . . . . . .       17.8           .9       32.5         14.7
  Bulova . . . . . . . . . . . . . . . . .        1.8          4.8        4.2          7.5
  Corporate  . . . . . . . . . . . . . . .        5.8          4.6       31.5       (118.0)
                                            -----------------------------------------------
                                             (1,415.2)       510.6     (889.6)       694.2
  Cumulative effect of changes in
    accounting principles - net. . . . . .                              (53.3)
                                            -----------------------------------------------
  Total  . . . . . . . . . . . . . . . . .  $(1,415.2)     $ 510.6  $  (942.9)   $   694.2
                                            ===============================================


  (a) Investment gains (losses) included in Revenues and Net income (loss) are as follows:

                                             Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                            -----------------------------------------------
                                               2001         2000        2001         2000
                                            -----------------------------------------------

Revenues:
  CNA Financial:
    Property and casualty  . . . . . . . .  $   449.8    $   260.4  $   659.2    $   306.0
    Life  . . . .  . . . . . . . . . . . .       75.3         (7.6)     143.7        (17.8)
    Group . . . . . . . . . . . .. . . . .       16.0         16.7       23.4         19.9
    Other Insurance  . . . . . . . . . . .       27.4          1.0      112.9         (4.3)
                                            -----------------------------------------------
   Total CNA Financial . . . . . . . . . .      568.5        270.5      939.2        303.8
  Corporate and other  . . . . . . . . . .       17.1         24.8       53.8       (148.8)
                                            -----------------------------------------------
   Total . . . . . . . . . . . . . . . . .  $   585.6    $   295.3  $   993.0    $   155.0
                                            ===============================================

Net income (loss):
  CNA Financial:
    Property and casualty  . . . . . . . .  $   207.9    $   146.6  $   323.8    $   172.1
    Life . . . . . . . . . . . . . . . . .       42.7         (3.6)      81.2         (9.7)
    Group  . . . . . . . . . . . . . . . .        9.1          9.5       13.2         11.3
    Other Insurance  . . . . . . . . . . .       13.0                    61.2         (2.9)
                                            -----------------------------------------------
   Total CNA Financial . . . . . . . . . .      272.7        152.5      479.4        170.8
  Corporate and other  . . . . . . . . . .        9.0         16.1       31.0        (96.7)
                                            -----------------------------------------------
   Total . . . . . . . . . . . . . . . . .  $   281.7    $   168.6  $   510.4    $    74.1
                                            ===============================================

10. Legal Proceedings and Contingent Liabilities:

    INSURANCE RELATED

Tobacco Litigation
------------------

  Four insurance subsidiaries of CNA are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. ("Liggett"). The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in the Delaware Superior Court, New Castle County, on January 26, 2000. The lawsuit, which involves numerous insurers, concerns coverage issues relating to a number of tobacco-related claims asserted against Liggett over the past 20 years. However, Liggett only began submitting claims for coverage under the policies in January 2000. CNA believes its coverage defenses are strong. Based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation should not materially affect the financial condition, results of operations or cash flows of CNA.

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

Environmental Pollution and Other Mass Tort and Asbestos Reserves
-----------------------------------------------------------------

  CNA's property-casualty insurance companies have potential exposures related to environmental pollution and other mass tort and asbestos claims. In the second quarter of 2001, CNA recorded $1,200.0 pre-tax in reserve strengthening relating to asbestos, environmental pollution and other mass tort exposures. This reserve strengthening for asbestos, environmental pollution and other mass tort claims was based on a management review of developments with respect to these exposures conducted in the second quarter, as well as a review of the results of CNA's annual analysis of these claims.

  Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by "Potentially Responsible Parties" ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency ("EPA") on its National Priorities List ("NPL"). State authorities have designated many cleanup sites as well.

  Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an "absolute pollution exclusion." CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2000 or the first six months of 2001, and it is unclear what positions the Congress or the administration and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA's results of operations and financial position.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

  As of June 30, 2001 and December 31, 2000, CNA carried approximately $680.0 and $347.0 of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended June 30, 2001 and 2000 amounted to $449.0 and $21.0. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the six months ended June 30, 2001 and 2000 amounted to $453.0 and $21.0.

  CNA's property-casualty insurance subsidiaries also have exposure to asbestos claims. Estimation of asbestos claims and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future, and the uncertainties inherent in predicting the number of future claims.

  As of June 30, 2001 and December 31, 2000, CNA carried approximately $1,271.0 and $603.0 of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended June 30, 2001 and 2000 amounted to $748.0 and $5.0. Unfavorable asbestos net claim and claim adjustment expense reserve development for the six months ended June 30, 2001 and 2000 amounted to $769.0 and $31.0. The Company made asbestos payments of $126.0 and $43.0 in calendar year 2000 and the six months ended June 30, 2001 respectively on a net basis, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation. CNA has attempted to manage its asbestos exposures by aggressively resolving old accounts.

  The reserve strengthening in the second quarter of 2001 for asbestos-related claims was based on a management review of development with respect to these exposures conducted in the second quarter as well as a review of the results of CNA's annual analysis of these claims. This analysis indicated a significant increase in claim counts for asbestos-related claims. The factors that have led to the deterioration in claim counts include intensive advertising campaigns by lawyers for asbestos claimants and the addition of new defendants such as the distributors of asbestos containing products. New claim filings increased significantly in 2000 over 1999 and that trend continues thus far in 2001. The volume of new claims has caused the bankruptcies of numerous asbestos defendants. Those bankruptcies also may result in increased liability for remaining defendants under principles of joint and several liability.

  In addition, some asbestos defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA currently has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed.

  Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented and the possibility of legislative reform. Adverse developments with respect to these matters could have a material adverse effect on the Company's results of operations and financial condition.

  The results of operations and financial condition of the Company in future years may continue to be adversely affected by environmental pollution and other mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including further reserve strengthening, as warranted.

  The following table provides data related to CNA's environmental pollution and other mass tort and asbestos claim and claim adjustment expense reserves.

                                                     June 30, 2001           December 31, 2000
                                               -------------------------------------------------
                                               Environmental             Environmental
                                                 Pollution                 Pollution
                                               and Other Mass            and Other Mass
                                                   Tort       Asbestos      Tort        Asbestos
                                               -------------------------------------------------

     Gross reserves . . . . . . . . . . .       $ 902.0        $1,627.0   $ 493.0       $ 848.0
     Ceded reserves . . . . . . . . . . .        (222.0)         (356.0)   (146.0)       (245.0)
                                               -------------------------------------------------
     Net reserves . . . . . . . . . . . .       $ 680.0        $1,271.0   $ 347.0       $ 603.0
                                               =================================================

    NON-INSURANCE

TOBACCO RELATED

  Approximately 4,800 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 4,400 of these cases. Lawsuits continue to be filed against Lorillard and other manufacturers of tobacco products. Several of the lawsuits also name the Company as a defendant. Among the 4,800 pending product liability cases, approximately 1,225 cases are pending in a West Virginia court. Another group of approximately 3,000 cases have been brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits and is a defendant in most of the cases pending in West Virginia.

  Excluding the flight attendant and West Virginia suits, approximately 575 product liability cases are pending against U.S. cigarette manufacturers. Of these 575 cases, Lorillard is a defendant in approximately 275. The Company is a defendant in approximately 80 actions, although it has not received service of process of approximately 20 of them.

  Tobacco litigation includes various types of claims. In these actions, plaintiffs claim substantial compensatory, statutory and punitive damages, as well as equitable and injunctive relief, in amounts ranging into the billions of dollars. These claims are based on a number of legal theories including, among other things, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability, civil conspiracy, intentional infliction of harm, violation of consumer protection statutes, violation of anti-trust statutes, and failure to warn of the harmful and/or addictive nature of tobacco products.

  Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects resulting from an individual's use of cigarettes and/or smokeless tobacco products, addiction to smoking or exposure to environmental tobacco smoke. These cases are generally referred to as "conventional product liability cases." In other cases, plaintiffs have brought claims as purported class actions on behalf of large numbers of individuals for damages allegedly caused by smoking. These cases are generally referred to as "purported class action cases." In other cases, plaintiffs are U.S. and foreign governmental entities or entities such as labor unions, private companies, hospitals or hospital districts, American Indian tribes, or private citizens suing on behalf of taxpayers. Plaintiffs in these cases seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages. These cases are generally referred to as "reimbursement cases." In addition, there are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers. These cases are generally referred to as "claims for contribution."

  In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending more than 40 years ago. These cases are generally referred to as "filter cases." Approximately 25 filter cases are pending against Lorillard.

  Lorillard believes that it has valid defenses to the cases pending against it. Lorillard also believes it has valid bases for appeal of the adverse verdicts against it. Lorillard will continue to maintain a vigorous defense in all such litigation. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

  While Lorillard intends to defend vigorously all smoking and health related litigation which may be brought against it, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably.

  In addition, adverse developments in relation to smoking and health, including the release in 1998 of industry documents, have received widespread media attention. These developments may reflect adversely on the tobacco industry and, together with adverse outcomes in pending cases, could have adverse effects on the ability of Lorillard to prevail in smoking and health litigation and could prompt the filing of additional litigation.

  Except for the impact of the State Settlement Agreements as described below, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the results of operations or cash flows of the Company in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

  To the extent the Company is a defendant in any of the lawsuits described in this section, the Company has moved or plans to move for dismissal of all such claims against it. Litigation is subject to many uncertainties and it is possible that some of these actions could be decided unfavorably.

  SIGNIFICANT RECENT DEVELOPMENTS - On August 8, 2001, the Circuit Court of Cook County, Illinois granted defendants' motion for judgment on the pleadings based on remoteness grounds in the case of County of Cook v. Philip Morris, Incorporated, et al. (Circuit Court, Cook County, Illinois, filed April 18, 1997), a reimbursement case. The deadline for plaintiff to notice an appeal from the dismissal ruling has not expired. Lorillard was a defendant in the action.

  On July 2, 2001, the U.S. District Court for the District of Nevada entered an order denying plaintiffs' motions for class certification in four purported Nevada class actions, Badillo v. The American Tobacco Company, et al., Dienno v. Liggett Group, et al., Christensen v. Philip Morris Companies, Inc., et al. and Selcer v. R.J. Reynolds Tobacco Company, et al. Plaintiffs in Badillo, Dienno and Christensen sought class certification on behalf of Nevada casino workers exposed to environmental tobacco smoke who wished to participate in a medical monitoring program. Plaintiffs in Selcer sought class certification on behalf of cigarette smokers residing in Nevada who wished to participate in a medical monitoring program. None of the defendants have received service of process in the Christensen case. Lorillard is a defendant in each of the four Nevada cases. Plaintiffs in two of the cases, Badillo and Christensen, have sought leave to appeal the class certification ruling.

  Two of the cases for contribution have been dismissed. On June 29, 2001, the parties in the case of Falise, et al. v. The American Tobacco Company, et al., submitted to the U.S. District Court for the Eastern District of New York a stipulation of dismissal of the case with prejudice. Plaintiffs have given up their right to file suit against the defendants in the future. During January 2001, the court declared a mistrial due to the jury's inability to reach a verdict. Plaintiffs were the trustees of the Johns Manville Trust. On July 27, 2001, H.K. Porter voluntarily dismissed its case. Lorillard was a defendant in both matters.

  On June 6, 2001, a jury awarded $5.5 in compensatory damages and $3,000.0 in punitive damages to the plaintiff in Boeken v. Philip Morris, Inc., a conventional product liability case, in the Superior Court of Los Angeles County, California. During August 2001, the court granted, on a provisional basis, Philip Morris' motion for reduction of the punitive damages awarded by the jury. The court ruled that it will reduce the punitive damages award to $100.0 with plaintiff's agreement. If plaintiff declines the reduction, the court ruled that it will grant in part defendant's motion for new trial and will order a new trial as to the punitive damages claim. Neither the Company nor Lorillard was a defendant in the case.

  On June 4, 2001, the jury in the case of Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris Incorporated, et al., a reimbursement case pending in the U.S. District Court for the Eastern District of New York, returned a verdict awarding damages against the defendants, including Lorillard. In this trial, the jury heard evidence as to the claims of only one of the plan plaintiffs, Empire Blue Cross and Blue Shield ("Empire"). In its June 4, 2001 verdict, the jury found in favor of the defendants on some of Empire's claims. One of the jury's findings in favor of the defendants precluded the jury from considering Empire's claims for punitive damages. The jury found in favor of Empire on certain other claims. As a result of these findings, Empire is entitled to an award of approximately $17.8 in total actual damages, including approximately $1.5 attributable to Lorillard. The court denied plaintiff's post-verdict application for trebling of the damages awarded by the jury. Final judgment reflecting this verdict has not been entered.

  On May 16, 2001, a jury in the Superior Court of Middlesex County, New Jersey returned a verdict in favor of the defendants in the case of Mehlman v. Philip Morris, Inc., et al. Plaintiff did not file any post-trial motions and did not notice an appeal from the final judgment entered in defendants' favor. Neither the Company nor Lorillard were defendants in this matter.

  SETTLEMENT OF STATE REIMBURSEMENT LITIGATION - On November 23, 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company, the "Original Participating Manufacturers", entered into a Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands to settle the asserted and unasserted health care cost recovery and certain other claims of those states. These settling entities are generally referred to as the "Settling States." The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota, which together with the Master Settlement Agreement are generally referred to as the "State Settlement Agreements."

  The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by Lorillard and the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

  Lorillard recorded pre-tax charges of $302.1, $287.8, $581.3 and $547.9 for the three and six months ended June 30, 2001 and 2000, respectively, to account for its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

  In addition, as part of the Master Settlement Agreement, the Original Participating Manufacturers committed to work cooperatively with the tobacco growing community to address concerns about the potential adverse economic impact on that community. On January 21, 1999, the Original Participating Manufacturers reached an agreement to establish a $5,150.0 trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris paid more than its market share in 1999 but will have its payment obligations reduced in 2009 and 2010 to make up for the overpayment. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of new increases in state or federal excise taxes on tobacco products that benefits the tobacco growing community.

  The Company believes that the State Settlement Agreements will materially adversely affect its cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in U.S. cigarette sales in the premium price and discount price segments, Lorillard's share of the domestic premium price and discount price cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to significant payment obligations under the State Settlement Agreements. Almost all domestic manufacturers have agreed to become subject to the terms of the Master Settlement Agreement.

  CONVENTIONAL PRODUCT LIABILITY CASES - Conventional product liability cases are cases in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, due to use of smokeless tobacco products, or due to cigarette or nicotine dependence or addiction. Lorillard is a defendant in approximately 1,300 conventional product liability cases. Excluding the cases pending in West Virginia, Lorillard is a defendant in approximately 165 conventional product liability cases. Lorillard is a defendant in more than 1,100 of the approximately 1,225 cases pending in West Virginia. The Company is a defendant in 19 of the conventional product liability cases, although nine of the cases have not been served on the Company. The Company is not a defendant in any of the conventional product liability cases pending in West Virginia. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Plaintiffs in most of the West Virginia suits seek unspecified amounts of actual damages and punitive damages.

  Since January 1, 1999, 18 conventional product liability cases have been tried. Lorillard was a defendant in three of the 18 cases, and juries returned verdicts in favor of the defendants in each of these three matters. The Company was not a defendant in any of the 18 conventional product liability cases tried since January 1, 1999.

  Lorillard was not a defendant in 15 of the conventional product liability cases tried since January 1, 1999. Juries have returned verdicts in favor of the defendants in ten of these 15 cases. In the five cases decided in plaintiffs' favor, juries have awarded various amounts. In a 2000 case, a Florida jury awarded plaintiff $0.2 in actual damages but declined to award punitive damages. In a June 2001 verdict, as discussed above, a California jury awarded the plaintiff approximately $5.5 in actual damages and $3,000.0 in punitive damages, although the trial court subsequently ordered that the punitive damages award will be reduced or that the claim for punitive damages will be retried. The three other cases in which juries found in favor of the plaintiffs resulted in awards of $51.5 by a California jury in 1999 (reduced to $26.5 by the trial court); $80.3 by an Oregon jury in 1999 (reduced to $32.8 by the trial court); and $21.5 by a California jury in 2000.

  As a result of pending appeals or post-trial motions, plaintiffs have not been able to execute on any of the judgments reflecting these five verdicts. In the Florida case that resulted in the award of $0.2, the trial court granted defendant's post-trial motion and entered judgment in favor of the defendant. Plaintiff, however, has noticed an appeal. In the California case that resulted in the $3,000.0 award in punitive damages, the court has granted, on a provisional basis, defendant's motion for a reduction of the punitive damages award. The court ruled that it will reduce the punitive damages award to $100.0 with plaintiff's agreement. If plaintiff declines the reduction, the court ruled that it will grant in part defendant's motion for new trial and will order a new trial as to the punitive damages claim. The remaining three suits are on appeal.

  During 2001, juries have returned verdicts in five conventional product liability cases. Verdicts in favor of the defendants were returned in four of the cases, including the two in which Lorillard was a defendant. The fifth, and the only one resolved in favor of the plaintiffs during 2001, was the one discussed above that resulted in the award at trial of $3,000.0 in punitive damages.

  During 2001, another cigarette manufacturer, Brown & Williamson Tobacco Corporation, paid $1.1 in damages and interest to a former smoker and his spouse for injuries that the jury determined they incurred as a result of smoking. Carter v. Brown & Williamson Tobacco Corporation (Circuit Court, Duval County, Florida, filed February 10, 1995). In the 1996 trial of the case, the jury awarded plaintiffs a total of $.8 in actual damages at trial. Plaintiffs did not seek punitive damages. In 1998, the Florida Court of Appeal reversed the judgment, holding that plaintiffs' claims were barred by the statute of limitations. The Florida Supreme Court, however, reinstated the jury's damages award during 2000 and denied Brown & Williamson's motion for rehearing during 2001. Brown & Williamson's motion to stay the mandate pending resolution of its petition for writ of certiorari to the U.S. Supreme Court was denied. Brown & Williamson therefore paid approximately $1.1 in damages and interest to the plaintiffs during 2001. Brown & Williamson subsequently filed a petition for writ of certiorari with the U.S. Supreme Court. On June 29, 2001, the U.S. Supreme Court declined to accept for review the petition for writ of certiorari. Lorillard was not a defendant in this matter.

  Several additional cases are scheduled for trial during the remainder of 2001 against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products. Lorillard is a defendant in some of these actions. Various trials are also scheduled for 2002 and beyond. These trials include a consolidated trial of the cases brought by approximately 1,225 West Virginia smokers or users of smokeless tobacco products that is scheduled to begin during March 2002. These trial dates are subject to change.

  The California Supreme Court is reviewing decisions by the California Court of Appeals as to whether a California statute bars claims against cigarette manufacturers if the claims accrued between 1988 and 1998. Several cases against cigarette manufacturers, including Lorillard, have been dismissed based on application of the statute in question.

FLIGHT ATTENDANT CASES - There are approximately 3,000 cases pending in the Circuit Court of Dade County, Florida against Lorillard and three other U.S. cigarette manufacturers in which the plaintiffs are present or former flight attendants, or the estates of deceased flight attendants, who allege injury as a result of exposure to environmental tobacco smoke in the aircraft cabin.

  The suits were filed as a result of a settlement agreement on October 10, 1997 by the parties to Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke in the cabins of aircraft. The settlement agreement was approved by the trial court on February 3, 1998. Pursuant to the settlement agreement, among other things, Lorillard and three other U.S. cigarette manufacturers paid approximately $300.0 to create and endow a research institute to study diseases associated with cigarette smoke. In addition, the settlement agreement permitted the plaintiff class members to file their individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

  During October 2000, the Circuit Court of Dade County, Florida entered an order that may be construed to hold that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. It is not clear how the trial judges will apply this order. Defendants have noticed an appeal from the October 2000 order to the Third District of the Florida Court of Appeal. The Court of Appeal is scheduled to hear argument of this appeal during September 2001.

  As of August 1, 2001, trial had been held in one of the flight attendant cases. On April 5, 2001, a jury in the Circuit Court of Dade County, Florida returned a verdict in favor of Lorillard and the other defendants in the case of Fontana v. Philip Morris Incorporated, et al. Plaintiff has filed a motion for ruling on her reserved motions for mistrial and a motion for new trial. Plaintiff also has filed a motion for judgment notwithstanding the verdict as to her damages claim. The court had not ruled on these motions as of August 1, 2001.

  Additional flight attendant cases are set for trial. As of August 1, 2001, approximately 15 such cases were scheduled for trial between October 2001 and January 2002.

  CLASS ACTIONS - There are approximately 45 purported class action cases pending against cigarette manufacturers and other defendants. Of these approximately 45 cases, Lorillard is a defendant in approximately 25, six of which also name the Company as a defendant (the Company has not received service of one of the six cases, however). In addition, two cases that name both the Company and Lorillard as defendants have not been served on any of the parties. Many of the purported class actions are in the pre-trial, discovery stage. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. Plaintiffs in all but two of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. In one of the two remaining purported class action cases, plaintiffs seek class certification on behalf of individuals who paid insurance premiums. Plaintiffs in the second suit seek class certification on behalf of U.S. residents under the age of 22 who purchased cigarettes as minors and who do not have personal injury claims. Plaintiffs in some of the reimbursement cases, which are discussed below, also seek certification of such cases as class actions.

  Various courts have ruled on motions for class certification in smoking and health-related cases. In twelve state court cases, which were pending in five states and the District of Columbia, courts have denied plaintiffs' class certification motions. In another 15 cases, cigarette manufacturers have defeated motions for class certification before either federal trial courts or courts of appeal from cases pending in 12 states and the Commonwealth of Puerto Rico. The denial of class certification in a New York federal court case, however, was due to the court's interest in preserving judicial resources for a potentially broader class certification ruling in In re Simon (II) Litigation, which is discussed below. In six cases in which Lorillard is a defendant, plaintiffs' motions for class certification have been granted and appeals either have been rejected at the interlocutory stage or, in one case, the plaintiffs' claims were resolved through a settlement agreement. These six cases are Broin (which was the matter concluded by the settlement agreement), Engle, Scott, Blankenship, Daniels and Brown.

  Theories of liability asserted in the purported class action cases include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in some of the purported class actions are represented by a well-funded and coordinated consortium of approximately 60 law firms from throughout the United States.

  The Engle case: Trial began during July 1998 in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). The trial court, as amended by the Florida Court of

Appeal, granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who have suffered injury or have died from medical conditions allegedly caused by their addiction to cigarettes containing nicotine.

  The case is being tried in three phases. The first phase involved consideration of certain issues claimed to be "common" to the members of the class and their asserted causes of action.

  On July 7, 1999, the jury returned a verdict against defendants, including Lorillard, at the conclusion of the first phase. The jury found, among other things, that cigarette smoking is addictive and causes lung cancer and a variety of other diseases, that the defendants concealed information about the health risks of smoking, and that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The verdict permitted the trial to proceed to a second phase. The jury was not asked to award damages in the Phase One verdict.

  By order dated July 30, 1999 and supplemented on August 2, 1999, together, the "Punitive Damages Order," the trial judge amended the trial plan with respect to the manner of determining punitive damages. The Punitive Damages Order provided that the jury would determine punitive damages, if any, on a lump-sum dollar amount basis for the entire qualified class. The Third District of the Florida Court of Appeal rejected as premature defendants' appeals from the Punitive Damages Order, and the Florida Supreme Court declined to review the Punitive Damages Order at that time.

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

  On November 6, 2000, the Circuit Court of Dade County, Florida, entered a final judgment in favor of the plaintiffs that reflects the jury's three verdicts in favor of the plaintiffs. The judgment also provides that the jury's awards bear interest at the rate of 10% per year. The court's final judgment denied various of defendants' post-trial motions, which included a motion for new trial and a motion seeking reduction of the punitive damages award. Lorillard has noticed an appeal from the final judgment to the Third District of the Florida Court of Appeal and has posted its appellate bond in the amount of $100.0 pursuant to recent Florida legislation limiting the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, during May of 2001, Lorillard and two other defendants entered into an agreement (the "Engle agreement") with the class by which Lorillard and the other two defendants jointly contributed a total of $709.0 to a fund that will not be recoverable by them even if challenges to the judgment are resolved in favor of the defendants. In this agreement, the class has agreed to a stay of execution on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court. Lorillard contributed a total of $200.0 to this fund, which included the $100.0 that was previously posted as collateral for its appellate bond. Accordingly, Lorillard has recorded a pre-tax charge of $200.0 in the quarter ended June 30, 2001.

  In the event that Lorillard's balance sheet net worth falls below $921.2 (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard pursuant to the Engle agreement would terminate and the class would be free to challenge the Florida legislation.

  In addition, the Engle agreement requires Lorillard to obtain the written consent of class counsel or the court prior to selling any trademark of or flavor and blend formula comprising a cigarette brand having a U.S. market share of 0.5% or more during the preceding calendar year. The Engle agreement also requires Lorillard to obtain the written consent of the Engle class counsel or the court to license to a third party the right to manufacture or sell such a cigarette brand unless the cigarettes to be manufactured under the license will be sold by Lorillard.

  Now that the jury has awarded punitive damages and final judgment has been entered, it is unclear how the Punitive Damages Order will be implemented. The Punitive Damages Order provides that the lump-sum punitive damage amount will be allocated equally to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The Punitive Damages Order does not address whether defendants would be required to pay the punitive damage award prior to a determination of claims of all class members, which is Phase Three of the trial plan, a process that could take years to conclude. The final judgment entered by the court on November 6, 2000, however, directs that the amounts awarded by the jury are to be paid immediately. Phase Three would address potentially hundreds of thousands of other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries. Certain individual class members have filed suit in the state of Florida since the July 14, 2000 punitive damages verdict in which they seek to invoke the various findings of the Engle jury. As of August 1, 2001, fewer than five such cases have been initiated against Lorillard.

  Lorillard has been named in four separate lawsuits that are pending in the Florida courts that purport to be part of the Engle class action suit.

The plaintiffs in these cases claim that they are members of the Engle class, that all liability issues associated with their claims were resolved in the earlier phases of the Engle proceedings, and that trials on their claims should proceed immediately. Lorillard is opposing trials of these actions on the grounds that these actions are really Phase Three claims of the Engle case and should be stayed while the Engle appeal is proceeding. A judge in one of these cases has refused to abate the case, and Lorillard is appealing this order to a state appellate court.

  Lorillard remains of the view that the Engle case should not have been certified as a class action. Lorillard believes that class certification in the Engle case is inconsistent with the majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard has challenged the class certification, as well as other numerous legal errors that it believes occurred during the trial. The Company and Lorillard believe that an appeal of these issues on the merits should prevail.

  Other Class Action Cases: In the case of Blankenship v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia), the court entered an order during 2000 that granted plaintiffs' motion for class certification on behalf of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The court ruled that class members must have been cigarette smokers as of January 31, 1995 and have had a minimum of a five pack-per-year smoking history. The West Virginia Supreme Court declined to review defendants' writ from the class certification ruling. During January of 2001, the court declared a mistrial while plaintiffs were presenting their evidence. Retrial has been scheduled to begin on September 5, 2001. During re-trial, the court will permit plaintiffs to present evidence on nicotine dependence. The case is expected to be tried pursuant to a multi-part trial plan and the first phase is expected to address issues "common" to the class members' claim, including matters relating to the design of cigarettes. The court has not specified the issues to be addressed in the trial's subsequent phases. Lorillard is a defendant in the case.

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), jury selection began during June 2001. A twelve-member jury and ten alternate jurors have been selected. Defendants have filed a writ application with the Louisiana Court of Appeals, which contends that the jury selection process used by the trial court resulted in the selection of a jury biased against the defendants. The court has estimated that evidence will not begin being presented until September 2001. Trial of the case is now expected to be resolved in a single phase, instead of the three-part trial plan formerly ordered by the court. Defendants' applications seeking review of the trial plan were rejected by the Louisiana Court of Appeals and the Louisiana Supreme Court. The trial court has certified a class for purposes of medical monitoring and smoking cessation claims comprised of residents of the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who allege that defendants undermined compliance with the warnings on cigarette packages. Lorillard is a defendant in the suit.

  During December 2000, the Superior Court of San Diego County, California issued an order in the case of Daniels v. Philip Morris, Incorporated, et al., that granted plaintiffs' motion for class certification on behalf of California residents who, while minors, smoked at least one cigarette between April 1994 and December 31, 1999. The California Supreme Court rejected defendants' writ application from the class certification ruling. Trial in this matter is scheduled to begin during May 2002. Lorillard is a defendant in this action.

  During April 2001, the Superior Court of San Diego County, California in the case of Brown v. The American Tobacco Company, Inc., et al., granted in part plaintiff's motion for class certification and certified a class comprised of residents of California who smoked at least one of defendants' cigarettes "during the applicable time period" and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that defendants violated California Business and Professions Code Sections 17200 and 17500. The court subsequently defined "the applicable class period" for plaintiffs' claims, pursuant to a stipulation entered by the parties, as June 10, 1993 through April 23, 2001.

REIMBURSEMENT CASES - In addition to the cases settled by the State Settlement Agreements described above, approximately 60 other suits are pending, comprised of cases brought by the U.S. federal government, county governments, city governments, unions, American Indian tribes, hospitals or hospital districts, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds allegedly expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including injunctive relief, indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in some of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in some of the cases seek medical monitoring. Lorillard is named as a defendant in all of the reimbursement cases except for a few of those filed in U.S. courts by foreign governments. The Company is named as a defendant in approximately 30 of the pending reimbursement cases, although it has not received service of three of these matters.

  U.S. Federal Government Action - The U.S. federal government filed a reimbursement suit on September 22, 1999 in the U.S. District Court for the District of Columbia against Lorillard, other U.S. cigarette manufacturers, some parent companies and two trade associations. The Company is not a defendant in this action. Plaintiff asserted claims under the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act. The government alleges in the complaint that it has incurred costs of more than $20,000.0 annually in providing health care costs under several federal programs, including Medicare, military and veterans' benefits programs, and the Federal Employee Health Benefits Program. The federal government seeks to recover an unspecified amount of health care costs, and various types of declaratory relief, including disgorgement of profits, injunctive relief and declaratory relief that defendants are liable for the government's future costs of providing health care resulting from the defendants' alleged wrongful conduct.

  During September 2000, the court granted in part and denied in part defendants' motion to dismiss the complaint. The court dismissed plaintiff's claims asserted under the Medical Care Recovery Act as well as those under Medicare as Secondary Payer Act. The court denied the motion as to plaintiff's claims under the Racketeering Influenced and Corrupt Organizations Act. Plaintiff sought modification of the trial court's order as it relates to the dismissal of the Medical Care Recovery Act claim. In an amended complaint filed during February 2001, plaintiff attempted to plead with greater specificity the Medicare as Secondary Payer Act claims dismissed by the court in the September 2000 ruling. In a July 2001 decision, the court reaffirmed its dismissal of the Medical Care Recovery Act claims and also dismissed plaintiff's reasserted claims under the Medicare as Secondary Payer Act. The court has denied a motion for intervention and a proposed complaint in intervention filed by the Cherokee Nation Tribe on behalf of a purported nationwide class of Indian tribes. In June of 2001, the government invited defendants in the lawsuit, including Lorillard, to meet to discuss the possibility of a settlement of the government's case. Lorillard participated in one such meeting and no further meetings are scheduled.

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by the nations of Belize, Bolivia, Ecuador, Guatemala, Honduras, Kyrgyz, Nicaragua, Panama, the Russian Federation, Tajikistan, Thailand, Ukraine and Venezuela, as well as ten Brazilian states, 11 Brazilian cities and one Canadian province. Both the Company and Lorillard have been named as defendants in the cases filed by Belize, Bolivia, Ecuador, Honduras, Kyrgyz, the Russian Federation, Tajikistan, Ukraine and Venezuela, the ten Brazilian states, the 11 Brazilian cities and the Canadian province. The Company has not received service of process of the cases filed by Honduras, Venezuela or one of the Brazilian states. The suits filed by Ecuador, Kyrgyz and Thailand have been voluntarily dismissed by the plaintiffs. Courts granted defendants' motions to dismiss the cases filed by Guatemala, Nicaragua, Ukraine and the Province of Ontario, Canada. The U.S. Court of Appeals for the District of Columbia has affirmed the rulings dismissing the suits brought by Guatemala, Nicaragua and Ukraine. It has not ruled on the appeal from the dismissal of the Province of Ontario's suit. In addition, the Company and Lorillard were dismissed from a suit brought in the Marshall Islands. Each of the remaining cases is in the pre-trial, discovery stage.

  In 1977, Lorillard sold substantially all of its trademarks outside of the United States and the international sales business in cigarettes associated with those brands. Performance by Lorillard of obligations under the 1977 agreement reflecting the sale was guaranteed by the Company. Lorillard and the Company have received notice from Brown & Williamson Tobacco Corporation, which claims to be a successor to the purchaser, that indemnity will be sought under certain indemnification provisions of the 1977 agreement with respect to suits brought by various of the foregoing foreign jurisdictions, and in certain cases brought in foreign countries by individuals concerning periods prior to June 1977 and portions of 1978.

  Reimbursement Cases by Indian Tribes - American Indian Tribes are the plaintiffs in five pending reimbursement suits. Most of these cases have been filed in tribal courts. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the pending tribal cases. Each of the pending cases is in the pre-trial, discovery stage.

  Reimbursement Cases By Private Companies and Health Plans or Hospitals and Hospital Districts - Three cases are pending against cigarette manufacturers in which the plaintiffs are private companies, including not-for-profit insurance companies. Lorillard is a defendant in each of the pending cases. The Company is not a defendant in any of the pending private company cases. One of the cases was filed in New York by eight German insurance companies.

  On June 4, 2001, trial concluded in the case of Blue Cross and Blue Shield of New Jersey. For a discussion of this case, see "Significant Recent Developments."

  In addition, three suits filed by hospitals or hospital districts are pending. One of the cases is brought on behalf of approximately 175 hospitals operating in the state of New York. Lorillard is named as a defendant in each of the pending hospital or hospital district cases. The Company is not named as a defendant in any of the pending hospital or hospital district cases.

  Reimbursement Cases By Labor Unions - Approximately 10 reimbursement suits are pending in various federal or state courts in which the plaintiffs are labor unions, their trustees or their trust funds. Lorillard is a defendant in each of these suits. The Company is a defendant in two of the pending suits. Two of the approximately 10 cases are on appeal from final judgments entered in defendants' favor by the trial courts. The two cases on appeal are from rulings in defendants' favor by state courts in California and the District of Columbia. Approximately 80 union cases have been dismissed in recent years. Some of these cases were dismissed voluntarily, while others were dismissed as a result of defendants' motions. Appeals were sought from some of these dismissal rulings and defendants have prevailed in each of these appeals. The Second, Third, Fifth, Seventh, Eighth, Ninth and Eleventh Circuit Courts of Appeal have found in favor of the defendants in each of the appeals from dismissal orders entered by the federal trial courts that were submitted to them, and the U.S. Supreme Court has denied petitions for writ of certiorari that sought review of some of these decisions. In addition, the Circuit Court of Appeals for the District of Columbia has reversed a decision by a district court refusing to dismiss four union cases. Several cases pending in state courts also have been dismissed.

  Trial has been held in one of the reimbursement cases by labor unions. On March 18, 1999, the jury in Iron Workers Local Union No. 17 Insurance Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Ohio, Eastern Division, filed May 20, 1997) returned a verdict in favor of the defendants, which included Lorillard, on all counts of plaintiffs' complaint. During pre-trial proceedings, the court granted plaintiffs' motion for class certification on behalf of funds in Ohio established under the Taft-Hartley Act. Plaintiffs voluntarily dismissed the appeal they noticed following the verdict.

  Eastern District of New York Litigation - On April 18, 2000, a federal judge in the Eastern District of New York issued an order that consolidates, for settlement purposes only, ten pending cases involving Lorillard as well as other industry defendants. These cases included three contribution cases (Falise v. The American Tobacco Company, et al., H.K. Porter Company, Inc. v. The American Tobacco Company, Inc., et al. and Raymark Industries, Inc. v. The American Tobacco Company, Inc., et al.), two union cases (Bergeron, et al. v. Philip Morris, Inc., et al. and The National Asbestos Workers Medical Fund, et al. v. Philip Morris Incorporated, et al.), one private company case (Blue Cross and Blue

Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al.), two smoking and health class actions that have been served on defendants (Decie v. The American Tobacco Company, Inc., et al. and Simon v. Philip Morris Incorporated, et al.), one smoking and health class action in which none of the defendants has received service of process (Ebert v. Philip Morris, Incorporated, et al.) and one case that contains elements of both a smoking and health class action and a private citizen reimbursement case (Mason v. The American Tobacco Company, Inc., et al.). The Falise and H.K. Porter cases have been dismissed. The judge's order also invited the federal government to join in the settlement discussions. On July 31, 2000, the federal judge orally proposed the formation of a national punitive damages class action for the purposes of settlement. Pursuant to the judge's proposal, Lorillard entered into discussions with a committee of counsel representing a broad-based group of plaintiffs in an effort to arrive at a comprehensive settlement of all exemplary and punitive damage claims, including claims involved in the Engle class action in Florida described above. The parties were unable to reach an understanding and the negotiations were suspended in late 2000.

  The federal judge directed that a combined suit be filed encompassing all of the claims pending before him that name cigarette manufacturers as defendants. This matter is styled In re Simon (II) Litigation (U.S. District Court, Eastern District, New York, filed September 6, 2000). The Company is a defendant in this proceeding. In a November 2000 ruling, the court stated that "Simon II should be triable without appreciable delay should it be certified." During March 2001, the court heard argument of plaintiffs' motion for class certification, plaintiffs' motion for appointment of class counsel, and defendants' motion to dismiss the complaint.

  During 2001, trial has been held in two of Eastern District of New York cases: Falise, a contribution case described under "Significant Recent Developments," and Blue Cross and Blue Shield of New Jersey (trial was limited to the claims of only one plan plaintiff), a reimbursement case described under "Significant Recent Developments."

  Following conclusion of the trial in Blue Cross and Blue Shield of New Jersey, described under "Significant Recent Developments," the U.S. District Judge stayed the claims asserted in the suit by the other plan plaintiffs pending resolution of the appeals the court expects the parties in the trial to file. The U.S. District Judge also stayed the cases of Raymark Industries, Inc. v. The American Tobacco Company, Inc., et al.; Bergeron, et al. v. Philip Morris, Inc., et al.; and National Asbestos Workers Medical Fund, et al. v. Philip Morris, Incorporated, et al.

  CONTRIBUTION CLAIMS - In addition to the foregoing cases, approximately 20 cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action, although it has not received service of process of 13 of them. The Company is named as a defendant in 18 of the cases but has not received service of process of four of them. Fourteen of the 20 cases have been filed since December 1, 2000, including five initiated since April 1, 2001. As noted under "Significant Recent Developments," on June 29, 2001, plaintiffs in the Falise case dismissed their suit and gave up their right to file suit in the future. The remaining cases are in the pre-trial, discovery stage.

  FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 25 filter cases are pending in federal and state courts against Lorillard. The Company is not a defendant in any of the pending filter cases. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Trials have been held in fifteen such cases. Five such trials have been held since 1999. Juries have returned verdicts in favor of Lorillard in 11 of the 15 trials. Four verdicts have been returned in plaintiffs' favor, including in one of the two cases tried during 1999 and in one of the three cases tried during 2000. In the 1999 trial in which a jury found in favor of the plaintiffs, plaintiffs were awarded approximately $2.2 in actual damages. In the one trial in 2000 in which the jury found in plaintiffs' favor, the jury awarded plaintiffs $1.1 in actual damages and the case was settled prior to a determination of punitive damages.

  TOBACCO-RELATED ANTITRUST CASES - Wholesalers and Direct Purchasers Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, were named as defendants in nine separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1993 in violation of the Sherman Act. These actions seek certification of a class including all domestic and international wholesalers similarly affected by such alleged conduct, and damages, injunctive relief and attorneys' fees. These actions were consolidated for pre-trial purposes in the U.S. District Court for the Northern District of Georgia. The Court has granted class certification for a four-year class (beginning in 1996 and ending in 2000) of domestic direct purchasers. The Company has been voluntarily dismissed without prejudice from all direct purchaser cases.

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

  Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16,
2000). Lorillard is named as a defendant in a lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies are also presently named as defendants, and the plaintiffs have now added the major leaf buyers as defendants. This case was originally filed in U.S. District Court, District of Columbia, and transferred to a North Carolina federal court upon motion by the defendants. Plaintiffs seek certification of a class including all tobacco growers and quota holders (the licenses that a farmer must either own or rent to sell the crop), who sold tobacco or held quota under the federal tobacco leaf price support program since February 1996. The court has not yet ruled on plaintiffs' motion for class certification. The plaintiffs' claims relate to the conduct of the companies in the purchase of tobacco through the auction system under the federal program. The suit seeks an unspecified amount of actual damages, trebled under the antitrust laws, and injunctive relief.

  OTHER TOBACCO-RELATED LITIGATION - Cigarette Smuggling Litigation - Lorillard and other domestic cigarette manufacturers and their parent companies, including the Company, have been named as defendants in cases filed in a Florida court by the Republic of Ecuador, the Republic of Honduras and the Republic of Belize. Plaintiffs allege that the defendants evaded cigarette taxation by engaging in a scheme to smuggle cigarettes into each nation. Plaintiffs contend defendants sold cigarettes to distributors who in turn sold the cigarettes to smugglers. Plaintiffs seek unspecified amounts in actual damages, treble damages, punitive damages and equitable relief in each of the three suits. Lorillard and the Company have received service of each of the three cases.

Cigarette Advertising Suit - During June 2001, the U.S. Supreme Court reversed in large part a Massachusetts law that placed restrictions on cigarette advertising and promotional practices. The Court held that the Federal Cigarette Labeling and Advertising Act preempts many of Massachusetts' regulations governing outdoor and point-of-sale cigarette advertising. The Court also ruled that Massachusetts' outdoor and point-of-sale advertising regulations relating to smokeless tobacco and cigars violate the First Amendment and are unconstitutional. However, the court held that sales practices regulations relating to cigarettes, cigars and smokeless tobacco products are constitutional. Such regulations include those designed to prevent the sale of cigarettes to minors or to regulate conduct as it relates to the sale or use of cigarettes.

  OTHER LITIGATION - The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

11. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000 and the results of operations for the three and six months and changes in cash flows for the six months ended June 30, 2001 and 2000.

      Results of operations for the second quarter and the first six months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------------

OVERVIEW

  The Company reported a net loss for the second quarter of $1,415.2 million or $7.18 per share, compared to net income of $510.6 million or $2.59 per share in 2000.

  Net income excluding the CNA loss reserves and Lorillard charges discussed below, would have been $515.6 million in the second quarter of 2001, compared to $510.6 million in the second quarter of 2000.

  The net loss for the second quarter results from a pre-tax charge of $3.2 billion ($1.8 billion after taxes and minority interest) at CNA related to a change in estimate of prior year net loss and allocated loss adjustment expense reserves (collectively "loss reserves") and retrospective premium accruals. $1.2 billion of this pre-tax charge is related to asbestos, environmental pollution, and mass tort claims. The reserve charge was necessitated by (1) CNA's review of several industry analyses on asbestos and environmental pollution exposures, (2) the results of recently completed internal reserve studies, and (3) the continuing emergence of adverse loss experience across several lines that caused CNA to conclude that ultimate losses will be higher in the range of possible outcomes.

  Lorillard recorded a pre-tax charge of $200.0 million related to a previously announced agreement with the class in the Engle case. The class has agreed to a stay of execution of its punitive damages judgment until all appellate reviews are completed.

  CNA intends to raise approximately $1 billion in a rights offering to existing shareholders commencing in the third quarter. The Company owns 87% of CNA and intends to exercise its rights in full to purchase shares offered in the rights offering that are not purchased by other stockholders.

  The net loss in the second quarter of 2001 includes net investment gains of $281.7 million or $1.43 per share compared to net investment gains of $168.6 million or $.86 per share in the comparable period of the prior year. Net investment gains in the second quarter of 2001 include a $550.7 million gain related to CNA's sale of its investment in Global Crossing Ltd. CNA also recorded a net investment loss of $278.4 million in anticipation of the sale of certain subsidiary operations.

  For the six months ended June 30, 2001 net loss amounted to $942.9 million or $4.78 per share, compared to net income of $694.2 million or $3.47 per share in 2000. The net loss in 2001 includes net investment gains of $510.4 million or $2.59 per share compared to net investment gains of $74.1 million or $.37 per share in the comparable period of the prior year. The net loss in the six months ended June 30, 2001 also includes a charge for accounting changes of $53.3 million or $.27 per share, related to accounting for derivative instruments at the CNA subsidiary.

  Net income excluding the CNA loss reserves, Lorillard charges and accounting changes would have been $1,041.2 million in the first half of 2001 versus $694.2 million in the first half of 2000.

  Revenues in the second quarter amounted to $4.3 billion compared to $5.3 billion in the comparable 2000 quarter. Approximately $.9 billion of the revenue decline related to the CNA charges. First half revenues were $9.4 billion in 2001, compared to $10.0 billion in 2000.

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

  Revenues decreased by $1,164.0 and $1,226.6 million or 46.5% and 25.9%. Net income decreased by $1,856.3 and $1,775.0 for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods of the prior year.

Second Quarter 2001 Prior Year Reserve Strengthening

  During the second quarter of 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years which are discussed in further detail below. CNA completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted. In the area of asbestos, environmental pollution and other mass tort claims ("APMT"), CNA reviewed internal claims data as well as studies generated by external parties, including a significant industry analysis of asbestos and environmental pollution exposures by an international rating agency. As a result of these various reviews, management concluded that ultimate losses, including losses for APMT, will be higher in the range of possible outcomes than previously estimated. CNA recorded a pre-tax charge of $2.6 billion to strengthen reserves ($1.5 billion after taxes and minority interest) associated with a change in estimate of prior year net loss and allocated loss adjustment expense reserves ("loss reserves"), including $1.2 billion pre-tax ($0.7 billion after taxes and minority interest) related to APMT.

  The non-APMT adverse loss development was the result of recent analyses of several businesses. The non-APMT reserve principally related to commercial insurance coverages including automobile liability and commercial multiple-peril, assumed reinsurance and healthcare related coverages.

  Concurrent with CNA's review of loss reserves, CNA completed comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. As a result, CNA recorded a $.6 billion charge ($.3 billion after taxes and minority interest) related to retrospective premium and other premium accruals ("premium accruals"). The studies included the review of all such retrospectively rated insurance policies and the current estimate of ultimate losses.

  As a result of this review and changes in premiums associated with the change in estimates for loss reserves, CNA recorded a pre-tax reduction in premium accruals of $566.0 million. The effect on net earned premiums was $616 million offset by a reduction of accrued commissions of $50.0 million. Approximately $188.0 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses, and therefore had no impact on the net operating results for the quarter. Accruals for ceded premium related to other reinsurance treaties increased $83.0 million due to the reserve strengthening. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above.

Aggregate Reinsurance Treaties

  In 1999, CNA entered into an aggregate excess-of-loss reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property-casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, "losses") ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 million of losses with an aggregate limit of $1.0 billion of losses for the three-year period. The ceded premiums for each $500.0 million of limit is up to $230.0 million. The second section of the Aggregate Cover, which is available for accident year 2001 only, provides additional coverage of up to $510.0 million of losses for ceded premiums of $310.0 million. Additional premiums may be payable if the aggregate loss ratio for the three-year period exceeds certain thresholds.

  In the first quarter of 2001, CNA triggered the coverage under the second section of the Aggregate Cover for the 2001 accident year. In the second quarter of 2001, the significant reserve additions fully utilized the limit on the 1999 accident year under the first section. Under the Aggregate Cover, interest expense on the funds withheld generally accrues at 8.0% per annum.

  The impact of the Aggregate Cover on pre-tax operating results was as follows:


                                                      June 30, 2001
                                         -------------------------------------
                                         Three Months Ended   Six Months Ended
                                         -------------------------------------
                                                     (In millions)

Ceded earned premiums . . . . . . . .       $ (418.0)                $ (460.0)
Ceded losses  . . . . . . . . . . . .          683.0                    722.0
Interest charges  . . . . . . . . . .          (53.0)                   (59.0)
                                         -------------------------------------
Pre-tax benefit on operating results.       $  212.0                 $  203.0
                                         =====================================

  In 2001, CNA entered into a one-year aggregate excess-of-loss reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). Ceded premiums in the amount of $1.5 million were recorded in the second quarter of 2001 for the CCC Cover. For the first six months of 2001, ceded premiums were $2.5 million. The loss protection provided by the CCC Cover has an aggregate limit of $750.0 million to $825.0 million of losses depending on CCC's 2001 actual premium volume. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Covers discussed above. The pre-tax benefit from the Aggregate Cover and the CCC Cover totaled $210.0 and $201.0 million for the three and six months ended June 30, 2001, respectively.

2001 Restructuring

  In the second quarter of 2001, CNA finalized and approved a restructuring plan related to its information technology operations (the "IT Plan"). The overall goal of the IT Plan is to improve technology for the underwriting function and throughout CNA, and to eliminate inefficiencies in the deployment of IT resources. These changes will facilitate a strong focus on enterprise-wide system initiatives. The IT Plan has two main components: (1) the reorganization of IT resources into the Technology Solutions Group with a structure based on centralized, functional roles; and (2) the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support CNA's strategies.

  In connection with the IT Plan, CNA has incurred $62.0 million, pre-tax, of restructuring and other related charges, primarily related to planned reductions in the workforce of approximately 260 positions (gross and net), and software and hardware asset write-offs. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further details regarding this restructuring.

  The IT Plan is not expected to result in decreased operating expense in the foreseeable future. This is because savings from the workforce reduction will be used to fund new technology-related initiatives.

  As of June 30, 2001, an accrual of approximately $24.0 million exists related to the IT Plan. Approximately $23.0 million of the accrual relates to workforce reductions with the remainder relating to other costs. Approximately $18.0 million of this accrual is expected to be paid out during the remainder of 2001.

  The following table summarizes the pre-tax effect of these costs on CNA's operating segments. Because future savings from the restructuring will be used to fund corporate information technology initiatives, the majority of these costs were borne by the Other Insurance segment.

                                                     June 30, 2001
                                         -------------------------------------
                                         Three Months Ended   Six Months Ended
                                         -------------------------------------
                                                      (In millions)

Property and Casualty Operations . .         $   8.0                $   8.0
Life Operations  . . . . . . . . . .            17.0                   17.0
Other Insurance  . . . . . . . . . .            31.0                   37.0
                                         -------------------------------------
                                             $  56.0                $  62.0
                                         =====================================

Written Premium Adjustment

  The CNA property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with statutorily required changes in recording written premiums. The change in timing of recording written premiums has no impact on net earned premiums or net income. The effect of the adjustments made to written premiums were $5.0 and $118.0 million for the three and six months ended June 30, 2001, respectively.

Operating Results

  The following table summarizes key components of the property-casualty segment operating results for the three and six months ended June 30, 2001 and 2000. The ratios for 2001 are presented with and without the 2001 second quarter charges related to reserve strengthening, restructuring and other related charges, and the effect of the corporate aggregate reinsurance treaties. The discussion of property-casualty underwriting losses and ratios following the table excludes these items to provide a more meaningful analysis of the underlying business results.

                                                 Three Months Ended           Six Months Ended
                                                     June 30,                     June 30,
                                            ----------------------------------------------------
                                                  2001           2000          2001        2000
                                            ----------------------------------------------------
                                                                   (In millions)

Net written premiums . . . . . . . . . .    $    963.0    $   1,620.0    $  2,476.0   $ 3,500.0
Net earned premiums  . . . . . . . . . .         541.0        1,687.0       2,019.0     3,372.0
Underwriting loss  . . . . . . . . . . .      (3,353.0)        (193.0)     (3,522.0)     (363.0)
Net operating (loss) income  . . . . . .      (1,790.0)         128.0      (1,688.0)      239.0
Net operating (loss) income excluding
 restructuring and other related charges      (1,785.0)         128.0      (1,683.0)      239.0

Ratios:
 Loss and loss adjustment expense  . . .         607.7%          77.8%        217.3%       77.1%
 Expense . . . . . . . . . . . . . . . .         106.8           32.3          54.6        32.4
 Dividend  . . . . . . . . . . . . . . .           4.4            1.3           2.4         1.2
                                            ----------------------------------------------------
 Combined  . . . . . . . . . . . . . . .         718.9%         111.4%        274.3%      110.7%
                                            ====================================================

2001 ratios excluding corporate covers,
 reserve adjustment and restructuring
 and other related charges:

 Loss and loss adjustment expense  . . .          74.1%                        74.5%
 Expense . . . . . . . . . . . . . . . .          36.3                         35.4
 Dividend  . . . . . . . . . . . . . . .           1.5                          1.5
                                            -----------                  -----------
 Combined  . . . . . . . . . . . . . . .         111.9%                       111.4%
                                            ===========                  ===========

  Net operating income for the property-casualty segment decreased $1,918.0 million in the second quarter of 2001 as compared with the same period in 2000. Net operating income decreased $1,818.0 million related to a change in estimate of prior year net loss and allocated loss adjustment expense reserves and retrospective premium accruals. This amount includes the impact of net reserve strengthening, the related increase in the accrual for insurance-related assessments and the ceded premiums and interest cost of the aggregate excess-of-loss reinsurance treaty that attached due to the reserve strengthening. The effect of the increase in net prior year loss reserves was $1,497.0 million, including $677.0 million related to asbestos, environmental pollution and other mass tort claims. The remaining $321.0 million of the $1,818.0 million charge was recorded based upon the completion of a comprehensive study of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities.

  In addition to the impact of the reserve strengthening, net operating income decreased by $9.0 million related to the cost of 2001 accident year corporate aggregate reinsurance treaties and $4.0 million of restructuring and other related charges. Apart from those charges, net operating income decreased $87.0 million due primarily to decreased net investment income, principally as a result of a $60.0 million decline in limited partnership income, and $14.0 million related to the non-recurring ceding commission included in the second quarter of 2000 related to the sale of Personal Insurance business to Allstate in 1999. These quarter-over-quarter declines were partially offset by improved current accident year underwriting results.

  Underwriting losses for the property-casualty segment declined $5.0 million for the three months ended June 30, 2001 as compared with the same period in 2000. This change more than offset the $24.0 million (pre-tax) effect of the non-recurring ceding commission included in 2000 related to the sale of Personal Insurance to Allstate. The combined ratio increased 0.5 points for the property-casualty segment to 111.9% for the three months ended June 30, 2001 as compared with the same period in 2000. The expense and dividend ratio increased 4.2 points to 37.8% due to a $55.0 million increase in acquisition expenses primarily due to the write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business. The loss ratio decrease of 3.7 points to 74.1% reflects adverse development in Agency Market Operations and Risk Management in the prior year of $63.0 million, including $16.0 million for APMT, which for 2001 is included as part of the reserve strengthening. In addition, earned rate achievement and re-underwriting efforts undertaken last year in Agency Market Operations, as well as improvement in current year loss experience in Reinsurance Operations and the Risk Management casualty line of business contributed to the decrease in the loss ratio. These declines were partially offset by Specialty Operations' favorable loss development in the retrospectively rated architects and engineers business taken in 2000.

  Net earned premiums for the property-casualty segment decreased $1,146.0 million for the second quarter of 2001 compared with the same period in 2000. This decline was comprised of decreases in Agency Market Operations of $624.0 million, Risk Management of $433.0 million and Reinsurance Operations of $126.0 million. These decreases were partially offset by increases in net earned premiums for Specialty Operations of $30.0 million and Global Operations of $7.0 million.

  Net earned premiums for Agency Market Operations decreased as a result of $233.0 million of ceded premiums related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from the reserve strengthening, $100.0 million in adverse experience in retrospective premium accruals and a change in estimate for involuntary market premium accruals. These declines were partially offset by higher premiums in the workers' compensation, automobile, and package lines. Net earned premiums decreased for Risk Management due to $265.0 million in adverse experience in retrospective premium accruals, $133.0 million of ceded premiums related to the corporate aggregate reinsurance treaties, a change in estimate for involuntary market premium accruals and a continued focus on re-underwriting the book of business. Reinsurance Operations net earned premiums decreased as a result of $34.0 million of ceded premiums related to the corporate aggregate reinsurance treaties and decisions made for 2001 not to renew contracts, including multi-year contracts, that management believed did not meet its underwriting profitability targets.

  Net earned premiums for Specialty Operations increased as a result of increased production in lawyers and architects and engineers products, price increases for small not-for-profit long term care facilities and decreased use of treaty reinsurance on the healthcare book as well as the reduction of retrospective return premium accruals increase taken in the second quarter of 2000 because of the favorable loss development in the retrospectively rated architects and engineers business noted above. These increases were partially offset by $13.0 million of ceded premiums related to the corporate aggregate reinsurance treaties on accident year 2001. Net earned premiums for Global Operations increased $7.0 million as a result of growth in the commercial casualty and property lines in the European operations and vehicle warranty and medical equipment contract lines, as well as production increases in surety lines. These increases were partially offset by $9.0 million of additional ceded premiums arising from the corporate aggregate reinsurance treaties.

  For the first six months of 2001, net operating income declined by $1,927.0 million as compared with the same period in 2000. In addition to the $1,818.0 million impact of the reserve strengthening recorded in the second quarter, net operating income for the first six months decreased by $12.2 million related to the cost of the 2001 accident year corporate aggregate reinsurance treaties and $5.2 million of restructuring and other related charges. Apart from those charges, net operating income for the first six months of 2001 decreased $91.6 million due primarily to decreased net investment income, principally as a result of a $71.3 million decline in limited partnership investments, and $34.8 million related to the non-recurring ceding commission included in the first six months of 2000 related to the transfer of the Personal Insurance business to Allstate in 1999. These declines were partially offset by improved current year underwriting results.

  Underwriting losses for the property-casualty segment decreased $8.0 million for the six months ended June 30, 2001 as compared with the same period in 2000. This change more than offset the $61.0 million (pre-tax) effect of the non-recurring ceding commission included in the first six months of 2000 related to the sale of Personal Insurance to Allstate. The combined ratio increased 0.7 points for the property-casualty segment to 111.4% for the six months ended June 30, 2001 as compared with the same period in 2000 due to the expense and dividend ratio increase of 3.3 points to 36.9%. The increase in the expense ratio was primarily attributable to a $55.0 million increase in acquisition expenses primarily due to the write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business. The loss ratio decrease of 2.6 points to 74.5% reflects adverse development in the prior year, which for the second quarter of 2001 is included as part of the reserve strengthening, and earned rate achievement and re-underwriting efforts undertaken last year in Commercial Insurance, as well as improvement in current year loss experience in Reinsurance Operations and the Risk Management casualty line of business. These declines in the loss ratio were partially offset by Specialty Operations' favorable loss development in the retrospectively rated architects and engineers business taken in 2000.

  Net earned premiums for the property-casualty segment decreased $1,353.0 million for the first six months of 2001 compared with the same period in 2000. This decline was comprised of decreases in Agency Market Operations of $726.0 million, Risk Management of $447.0 million and Reinsurance Operations of $210.0 million. These decreases were partially offset by increases in net earned premiums for Specialty Operations of $12.0 million and Global Operations of $18.0 million.

  Net earned premiums for Agency Market Operations decreased as a result of $257.0 million of ceded premiums related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from the second quarter 2001 reserve strengthening, $100.0 million in adverse experience in retrospective premium accruals recorded in the second quarter reserve strengthening (see explanation below) and a change in estimate for involuntary market premium accruals. These declines were partially offset by higher premiums in commercial lines. Net earned premiums for Risk Management decreased attributable to $265.0 million in adverse experience in retrospective premium accruals recorded in the second quarter reserve strengthening, $137.0 million of ceded premiums related to the corporate aggregate reinsurance treaties, a change in estimate for involuntary market premium accruals and a continued focus on re-underwriting the book of business. Net earned premiums for CNA Re decreased as a result of $35.0 million of ceded premiums related to the corporate aggregate reinsurance treaties and decisions made for 2001 not to renew contracts, including multi-year contracts, that management believed did not meet its underwriting profitability targets.

  Net earned premiums for Specialty Operations increased due to the second quarter of 2001 production increases and the decreased use of reinsurance of $25.0 million. Net earned premiums for Global Operations increased as a result of growth in the commercial casualty and property lines in the European operations. These increases were partially offset by $15.0 million of ceded premiums related to the corporate aggregate reinsurance treaties, declines in the equipment maintenance warranty line of business and increased ceded premiums in the surety lines.

  The change in estimate related to retrospective premium receivables was based upon CNA's completion of a comprehensive study of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. The study included the review of all such retrospectively rated insurance policies and the current estimate of ultimate losses.

Group
-----

  Net earned premiums for Group Operations decreased $48.0 million, or 5.5%, to $830.0 million for the second quarter of 2001 as compared with the same period in 2000. Net earned premiums declined $57.0 million as a result of the sale of the Life Reinsurance business ("Life Reinsurance"), CNA's individual life reinsurance business was sold via an indemnity agreement on December 31, 2000, and $31.0 million in the group reinsurance line of business primarily as a result of terminating unprofitable contracts with independent underwriting agencies that occurred in 2000. These declines were partially offset by increases of $20.0 million in Federal Markets, mainly due to the mailhandlers health benefit plan, and growth of $20.0 million in Group Benefits, particularly in the disability and group long-term care lines of business.

  Net operating income increased by $.9 million in the second quarter of 2001 as compared with the same period in 2000. This improvement is a result of exiting unprofitable lines of business in 2000 offset by the loss of income resulting from the sale of Life Reinsurance and a decline of $3.5 million in limited partnership income in 2001.

  Net earned premiums for Group Operations decreased $112.0 million, or 6.4%, to $1,648.0 million for the six months ended June 30, 2001 as compared with the same period in 2000. Net earned premiums declined $106.0 million as a result of the Life Reinsurance transaction and $82.0 million in group reinsurance line of business primarily as a result of terminating unprofitable contracts with independent underwriting agencies. These declines were partially offset by increases in Federal Markets of $37.0 million and growth in the first six months of 2001 of $39.0 million in Group Benefits, particularly in the disability and group long-term care lines of business.

  Net operating income increased by $5.2 million for the first six months of 2001 as compared with the same period in 2000. This improvement is a result of exiting unprofitable lines of business which more than offset the sale of Life Reinsurance and a $4.4 million decline in limited partnership income.

Life
----

  Sales volume for Life Operations increased $348.0 million, or 52.3%, to $1,014.0 million for the second quarter of 2001 as compared with the same period in 2000. Sales volume is a cash-based measure that includes premiums and annuity considerations, investment contract deposits and other sales activities that are not reported as premiums under accounting principles generally accepted in the United States of America. Sales volume increased primarily in guaranteed investment contracts sold to institutional customers and a growing in-force block of business in Long Term Care products. Net earned premiums increased $18.0 million, or 8.0%, to $244.0 million for the second quarter of 2001 as compared with the same period in 2000. This improvement is primarily attributable to improved sales of structured settlement annuities and Long Term Care products, partially offset by decreased annuity sales internationally.

  Excluding restructuring charges, net operating income decreased $9.6 million, or 22.6%, to $33.1 million for the second quarter of 2001 as compared with the same period in 2000. This decrease was due to lower investment performance in the Index 500 product sold to institutions, decreased net investment income primarily due to a $4.4 million decline in limited partnership income, and increased mortality losses on universal life and term products.

  Sales volume for Life Operations decreased $60.0 million, or 3.6%, to $1,623.0 million for the six months ended June 30, 2001 as compared with the same period in 2000. Sales volume for the six month period decreased in variable annuities which was influenced in part by the decline in the stock market during the first quarter of 2001. These declines were partially offset by the sales improvements of the second quarter as discussed above. Net earned premiums increased $54.0 million, or 12.3%, to $492.0 million for the six months ended June 30, 2001 as compared with the same period in 2000. This improvement is primarily attributable to improved sales of structured settlement annuities and Long Term Care products.

  Excluding restructuring charges, net operating income decreased $10.4 million, or 13.0%, to $69.6 million for the six months ended June 30, 2001 compared with the same period in 2000. This decrease relates primarily to decreased net investment income primarily due to a $11.3 million decline in limited partnership income.

Other Insurance
---------------

  The Other Insurance segment consists of interest expense on CNA's corporate borrowings, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guaranty insurance contracts, and certain non-insurance operations, including eBusiness initiatives.

  In addition to the $10.0 million benefit from the reserve strengthening, net operating losses increased $12.2 million to $61.8 million for the second quarter of 2001 as compared with $49.6 million in the same period of 2000. This decrease was primarily attributable to $17.4 million in restructuring and other related charges.

  In addition to the impact of the reserve strengthening, net operating losses increased $7.0 million to $109.6 million for the first six months of 2001 as compared with $102.7 million in the same period in 2000. Included in the six months ended June 30, 2001 was $20.0 million in restructuring and other related charges.

Environmental Pollution and Other Mass Tort and Asbestos Reserves

  Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an "absolute pollution exclusion." CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

  As of June 30, 2001 and December 31, 2000, CNA carried approximately $680.0 million and $347.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended June 30, 2001 and 2000 amounted to $449.0 million and $21.0 million. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the six months ended June 30, 2001 and 2000 amounted to $453.0 million and $21.0 million.

  CNA's property-casualty insurance subsidiaries also have exposure to asbestos claims. Estimation of asbestos claims and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future, and the uncertainties inherent in predicting the number of future claims.

  As of June 30, 2001 and December 31, 2000, CNA carried approximately $1,271.0 million and $603.0 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended June 30, 2001 and 2000 amounted to $748.0 million and $5.0 million. Unfavorable asbestos net claim and claim adjustment expense reserve development for the six months ended June 30, 2001 and 2000 amounted to $769.0 million and $31.0 million. CNA made asbestos payments of $126.0 million and $43.0 million in calendar year 2000 and the six months ended June 30, 2001, respectively, on a net basis, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation. CNA has attempted to manage its asbestos exposures by aggressively resolving old accounts.

  In addition, some asbestos defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA currently has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed.

  Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA's results of operations and financial condition.

  The results of operations and financial condition of CNA in future years may continue to be adversely affected by environmental pollution and other mass tort and asbestos claim and claim adjustment expenses. CNA will continue to review and monitor these liabilities and make further adjustments, including further reserve strengthening as warranted.

Lorillard
---------

  Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

  Revenues increased by $23.2 and $89.9 million, or 2.0% and 4.2%, and net income decreased $123.8 and $116.1 million, or 60.7% and 32.2%, for the quarter and six months ended June 30, 2001, respectively, as compared to the corresponding periods of the prior year.

  The increase was due to higher average unit prices which would have resulted in an aggregate increase of approximately $124.3 and $234.7 million, or 10.9% and 11.0%, respectively, but was partially offset by a decrease of approximately $102.1 and $153.3 million, or 8.9% and 7.2%, respectively, reflecting lower unit sales volume for the quarter and six months ended June 30, 2001, as compared to the corresponding periods of the prior year. During the first six months of 2001, Lorillard increased its net wholesale price of cigarettes by an average of $11.67 per thousand cigarettes ($.23 per pack of 20 cigarettes), or 11.4%. Federal excise taxes are included in the price of cigarettes and have remained constant at $17.00 per thousand units, or $.34 per pack of 20 cigarettes. Net investment income contributed $10.3 million to the increased revenues for the six months ended June 30, 2001.

  Lorillard's overall unit sales volume decreased by 9.5% and 6.8% for the quarter and six months ended June 30, 2001, respectively, as compared to the corresponding periods of the prior year. Newport's unit sales volume decreased 3.2% for the quarter, primarily as a result of wholesalers reducing their inventory levels. Newport's unit sales volume increased by .6% for the six month period, primarily as a result of the introduction of the Newport Medium line extension and strengthened promotional support, as compared to the corresponding periods of the prior year. The decrease in Lorillard's overall unit sales volume reflects lower unit sales of its Maverick and Old Gold brands in the discount market segment. This decline reflects increased competition in the discount segment and continued limitations imposed by competitors merchandising arrangements and general competitive conditions. Overall, industry unit sales volume decreased by 2.6% through the six months ended June 30, 2001.

  Lorillard's share of wholesale cigarette shipments was 9.5% for the six months ended June 30, 2001, as compared to 9.9% for the corresponding period of the prior year. Newport, a premium brand, accounted for 83.9% and 77.7% of Lorillard's unit sales for the six months ended June 30, 2001 and 2000, respectively. Newport's market share of the premium segment was 10.7% and 10.4% for the six months ended June 30, 2001 and 2000, respectively.

  Lorillard recorded pre-tax charges of $302.1, $287.8, $581.3 and $547.9 million for the quarter and six months ended June 30, 2001 and 2000 ($184.0, $171.4, $354.0 and $326.9 million after taxes), respectively, to accrue its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. Funds required for the industry payment obligations have been provided by Lorillard's operating activities. See Note 10 of the Notes to Consolidated Condensed Financial Statements in Item I.

  The State Settlement Agreements impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers and the Master Settlement Agreement places significant restrictions on their ability to market and sell cigarettes. The Company believes that the implementation of the State Settlement Agreements will materially adversely affect its consolidated results of operations and cash flows in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in U.S. cigarette sales in the premium and discount segments, Lorillard's share of the domestic premium and discount segments, and the effect of any resulting cost advantage of manufacturers not subject to the State Settlement Agreements.

  Net income declined in the quarter and six months ended June 30, 2001, due to a charge of $121.0 million (net of taxes) to record the effect of the Engle agreement discussed in Liquidity and Capital Resources. Excluding this charge, net income would have decreased by $2.8 million, or 1.4%, and increased by $4.9 million, or 1.4%, for the quarter and six months ended June 30, 2001, respectively, as compared to the corresponding periods of the prior year. The decrease for the quarter reflects lower unit sales volume, a higher effective income tax rate and increased sales promotional expenses, partially offset by an increase in wholesale prices. Net income increased for the six month period due primarily to the impact of wholesale price increases, partially offset by lower unit sales volume and increased sales promotional expenses, mostly in the form of coupons and other discounts provided to retailers and passed through to the consumer.

  In accordance with industry practice, promotional support in the form of coupons and other discounts is recorded as an expense under "Other operating expenses" rather than reducing net sales. In the first quarter of 2002, Lorillard will be required to adopt the provisions of the FASB's Emerging Issues Task Force Issues No. 00-14, "Accounting for Certain Sales Incentives," and No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." As a result of both issues, promotional expenses historically included in other operating expenses will be reclassified to cost of manufactured products sold, or as reductions of net sales. Beginning with the first quarter of 2002, prior period amounts will be reclassified for comparative purposes.

Loews Hotels
------------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues increased by $4.7 and $10.2 million, or 5.4% and 6.2%, respectively and net income increased $1.2 million, or 14.3%, and decreased by $2.4 million, or 13.7%, respectively, for the quarter and six months ended June 30, 2001, as compared to the corresponding periods of the prior year.

  Revenues increased primarily due to the addition of the Philadelphia hotel which commenced operations in spring of 2000, partially offset by lower occupancy rates. Net income increased for the quarter due primarily to lower pre-opening, interest and depreciation costs, partially offset by lower occupancy rates. Net income declined for the six months ended June 30, 2001, due primarily to lower occupancy rates and increased depreciation and interest expenses related to the Philadelphia hotel, partially offset by lower pre-opening costs and increased average room rates.

Diamond Offshore
----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 53% owned subsidiary of the Company.

  Revenues increased by $86.0 and $119.9 million, or 56.1% and 34.9%, and net income increased by $16.9 and $17.8 million, for the quarter and six months ended June 30, 2001, respectively, as compared to the corresponding periods of the prior year. Revenues and net income included a gain from the sale of a drilling rig of $13.9 and $4.7 million, respectively, for the six months ended June 30, 2000.

  Revenues from high specification floaters and other semisubmersible rigs increased by $64.8 and $77.0 million, or 42.3% and 22.4%, for the quarter and six months ended June 30, 2001, as compared to the corresponding periods of the prior year. These increases reflect higher utilization ($28.3 and $24.2 million) and dayrates ($20.3 and $21.3 million) for the quarter and six months ended June 30, 2001, as compared to the corresponding periods of the prior year. Revenue generated by the Ocean Confidence, which began a five-year drilling program in the Gulf of Mexico on January 5, 2001 after completion of a conversion to a high specification semisubmersible drilling unit ($15.1 and

$29.2 million for the quarter and six months ended June 30, 2001), also contributed to the increase in revenues.

  Revenues from jackup rigs increased by $20.5 and $42.9 million, or 13.4% and 12.5%, due primarily to increased dayrates ($23.2 and $42.3 million) for the quarter and six months ended June 30, 2001.

  Net income for the quarter and six months ended June 30, 2001 increased due primarily to the increased revenues discussed above, partially offset by increased interest and depreciation expenses.

Bulova
------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Revenues decreased by $4.8 and $8.2 million, or 13.2% and 11.3%, and net income declined by $3.0 and $3.3 million, or 62.5% and 44.0%, for the quarter and six months ended June 30, 2001, respectively, as compared to the corresponding periods of the prior year. Revenues and net income decreased due primarily to royalty income of $5.5 and $3.0 million, respectively, reported in the prior year's quarter and six month period related to the settlement of a contract dispute. The decline in revenues in the six month period also reflects lower watch and clock unit sales volume, partially offset by higher watch unit prices.

  Net income decreased due to the lower revenues, partially offset by improved gross margins attributable to Bulova's product sales mix within its brands.

Corporate
---------

  Corporate operations consist primarily of investment income, including investment gains (losses) from the Company's investment portfolio, as well as equity earnings from an investment in a shipping operation, corporate interest expenses and other corporate administrative costs.

  The components of investment gains (losses) included in Corporate operations are as follows:

                                                 Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                             ---------------------------------------------------
                                                2001            2000       2001            2000
                                             ---------------------------------------------------
                                                                   (In millions)

Revenues:
  Derivative instruments (1) . . . . . . .   $ (4.0)         $ (25.6)    $   4.2       $ (137.2)
  Fixed maturities . . . . . . . . . . . .      4.6              1.7        11.9            4.0
  Equity securities, including short
   positions (1) . . . . . . . . . . . . .      9.8             49.0        25.0          (13.0)
  Short-term investments, primarily U.S.
   government securities . . . . . . . . .      6.7              (.3)       12.7           (2.6)
                                             ---------------------------------------------------
                                               17.1             24.8        53.8         (148.8)
Income tax (expense) benefit . . . . . . .     (6.0)            (8.7)      (18.8)          52.1
Minority interest                              (2.1)                        (4.0)
                                             ---------------------------------------------------
     Net income (loss) . . . . . . . . . .   $  9.0          $  16.1     $  31.0       $  (96.7)
                                             ===================================================

  (1) Includes gains (losses) on short sales, equity index futures and options aggregating $(30.9), $14.8, $(14.0) and $(127.2), for the quarter and six months ended June 30, 2001 and 2000, respectively. The Company has maintained short positions, in the form of futures or options - most recently as put options - since 1996. Substantially all of the index short positions were closed during the second quarter of 2000. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

  Exclusive of securities transactions, revenues increased by $5.4 and $20.1 million, or 16.5% and 30.7%, and net loss decreased $8.3 and $21.8 million for the quarter and six months ended June 30, 2001, as compared to the corresponding periods of the prior year. Revenues increased and net loss decreased reflecting improved operating results from shipping operations, as compared to operating losses recorded in the prior year's periods, due to increased demand and charter rates in the crude oil tanker markets. Net operating results also benefited from reduced interest expense, partially offset by lower investment income for the quarter ended June 30, 2001.

Liquidity and Capital Resources:
-------------------------------

CNA Financial
-------------

  The principal operating cash flow sources of CNA's property-casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the six months ended June 30, 2001, net cash used in operating activities was $892.7 million as compared with $754.8 million for the same period in 2000. The decline related primarily to increased payments of income taxes, partially offset by decreased paid claims and claim adjustment expenses.

  For the six months ended June 30, 2001, net cash inflows from investment activities was $1,171.0 million as compared with $1,142.0 million for the same period in 2000. Cash flows from investing activities were principally related to purchases and sales of invested assets, and were relatively consistent year over year.

  For the six months ended June 30, 2001, net cash used in financing activities was $299.0 million as compared with $356.0 million for the same period in 2000. Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments. For the six months ended June 30, 2001, CNA reduced its commercial paper borrowings by $227.0 million, including reductions totaling $100.0 million in the second quarter.

  CNA expects to commence a rights offering of its common stock in the third quarter of 2001 and expects to raise approximately $1.0 billion pursuant to the offering. The proceeds from the rights offering are expected to be used to increase the capital of the property-casualty insurance companies. CNA's common shareholders of record on August 23, 2001 will receive rights for each common share they own that will entitle the holder of rights to purchase CNA common shares at a specified price. The Company holds approximately 87.0% of CNA's shares and intends to exercise its rights to purchase common shares and to purchase any shares that are not subscribed for by other shareholders, subject to customary conditions. The number of shares of common stock that CNA will offer in the rights offering, the number of rights distributed in respect of each common share, the number of rights that will be required to purchase a common share, the exercise price per share and how long the rights offering will be open will be determined on or before the record date.

  Effective January 30, 2001, CNA sold the 180 Maiden Lane, New York, facility. The sale of this property provided additional liquidity to CNA with net sale proceeds of $277.0 million.

  As of April 30, 2001, CNA replaced its $750.0 million revolving credit facility (the "Prior Facility") with a new $500.0 million revolving credit facility (the "New Facility"). No loans were outstanding under either the Prior Facility or the New Facility at anytime during 2001. The Prior Facility was scheduled to expire on May 10, 2001. The New Facility is split into two parts, a $250.0 million component with a 364-day expiration date (with an option by CNA to turn this part of the New Facility into a one-year term loan) and a $250.0 million component with a 3-year expiration date. CNA pays a facility fee to the lenders of the New Facility for having funds available for loans under both components. The facility fee on the 364-day component is 12.5 basis points (which is the same as the fee on the expiring revolver) while the fee on the 3-year component is 15 basis points. The facility is subject to certain restrictive covenants.

  In addition to the facility fees, if CNA borrows under the New Facility, CNA at its current debt rating will pay an interest rate on outstanding loans equal to the London Interbank Offering Rate ("LIBOR") plus 50 basis points for the 364-day component and LIBOR plus 47.5 basis points for the 3-year component. If CNA's debt ratings are down graded one level, CNA will pay an interest rate on the outstanding loans equal to LIBOR plus 60 basis points for the 364-day component and LIBOR plus 57.5 basis points for the 3-year component.

  If CNA has outstanding loans equaling more than 50.0% of the amounts available under the New Facility, CNA also will pay a utilization fee of 12.5 basis points on such loans.

  The New Facility is used for general corporate purposes including support for the commercial paper program, which currently has $400.0 million of loans outstanding. There are currently no bank loans drawn under the facility.

  Following the announcement of second quarter 2001 results of operations, CNA's commercial paper rating was placed under review by Standard & Poor's. During the period of this review, which is expected to be finalized by the end of third quarter 2001, CNA may redeem its outstanding commercial paper loans as they mature using internal funds.

  On August 2, 2001 each of the four rating agencies A.M. Best, S&P, Moody's and Fitch issued press releases specifying their rating action for each of the Pools, rated debt and commercial paper of CNA.

  A.M. Best affirmed the ratings of the Continental Casualty Company ("CCC") and Continental Assurance Company ("CAC") pools at "A", upgraded the Continental Insurance Company ("CIC") pool from "A-" to "A" and removed the negative outlook. A.M. Best initiated debt ratings for CNA's senior debt at BBB, commercial paper at AMB-2, and Continental's senior debt at BBB-. S&P placed all of CNA's rated entities, debt and commercial paper, with the exception of CNA Surety, on CreditWatch with negative implications pending a further review with CNA management. Moody's placed the CCC Pool under review for possible downgrade and affirmed the ratings of the CIC and CAC Pools at A2 with stable and negative outlooks, respectively. Moody's further affirmed the commercial paper rating at P2 and placed the CNA senior debt currently rated at Baa1 and Continental's senior debt at Baa2 under review. Moody's expects the review will take approximately one month and lead to either a confirmation or a one-notch downgrade. Fitch downgraded the rating of the CCC Pool from "A+" to "A" and changed the outlook from negative to stable. Fitch further affirmed the AA- rating of the CAC Pool with a stable outlook. Fitch further downgraded CNA's senior debt rating from "BBB+" to "BBB" and moved the negative rating outlook to stable.

  CNA's intention to raise capital through the previously mentioned rights offering was communicated to the rating agencies and regulators and was considered by them in conjunction with their respective actions.

  A.M. Best, S&P and Moody's lowered the ratings associated with the separately rated London based entity, CNA Reinsurance Company Limited ("CNA Re UK"). Current ratings for CNA Re UK are as follows: A.M. Best: A- (under review with negative implications); S&P: BBB-(CreditWatch negative); and
Moody's: Baa2 (under review direction uncertain).

  Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating.

Lorillard
---------

  Lorillard and other cigarette manufacturers continue to be confronted with a high level of litigation and regulatory issues. Lawsuits continue to be filed against Lorillard and other manufacturers of tobacco products. Approximately 4,800 product liability cases are pending against cigarette manufacturers in the United States. Of these, approximately 1,225 cases are pending in a West Virginia court, and approximately 3,000 pending cases are brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the pending flight attendant suits and is a defendant in most of the cases pending in West Virginia.

  On July 14, 2000, the jury in Engle v. R.J. Reynolds Tobacco Co., et al. awarded a total of $145.0 billion in punitive damages against all defendants, including $16.3 billion against Lorillard. The judgment also provides that the jury's awards bear interest at the rate of 10% per year. Lorillard remains of the view that the Engle case should not have been certified as a class action. That certification is inconsistent with the majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard has challenged class certification, as well as other numerous legal errors that it believes occurred during the trial. The Company and Lorillard believe that an appeal of these issues on the merits should prevail.

  Lorillard has noticed an appeal from the final judgment to the Third District of the Florida Court of Appeal and has posted its appellate bond in the amount of $100.0 million pursuant to recent Florida legislation limiting the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, during May of 2001, Lorillard and two other defendants jointly contributed a total of $709.0 million to a fund that will not be recoverable by them even if challenges to the judgment are resolved in favor of the defendants. As a result, the class has agreed to a stay of execution on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court. However, if Lorillard, Inc.'s balance sheet net worth (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000) falls below $921.2 million, the stay pursuant to the agreement would terminate and the class would be free to challenge the separate stay granted in favor of Lorillard pursuant to recent Florida legislation. The Florida legislation limits to $100.0 million the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. Lorillard contributed a total of $200.0 million to this fund, which included the $100.0 million that was initially posted as its appellate bond. Accordingly, Lorillard has recorded a pre-tax charge of $200.0 million in the quarter ending June 30, 2001.

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. Lorillard expects the cash payment to be made under the State Settlement Agreements in 2001 to be approximately $1.1 billion, $572.3 million of which Lorillard paid as of June 30, 2001. In future years, Lorillard estimates that those payments will exceed $1.0 billion per year. See "Results of Operations" and Note 10 of the Notes to Consolidated Condensed Financial Statements for additional information regarding this settlement and litigation matters.

  The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard generated net cash flow from operations of approximately $448.2 million for the six months ended June 30, 2001, compared to $396.9 million for the six months ended June 30, 2000. The increased cash flow in 2001 reflects timing differences related to the cash payments for income taxes and tobacco litigation settlements. Lorillard believes that cash flows from operating activities will be sufficient for the foreseeable future to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict its cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and can make no assurance that it will be able to meet all of those requirements.

  The United States federal excise tax on cigarettes is presently $17.00 per 1,000 cigarettes ($.34 per pack of 20 cigarettes). The federal excise tax on cigarettes is scheduled to increase by $2.50 per 1,000 cigarettes in January 2002. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. Such actions may adversely affect Lorillard's volume, operating revenues and operating income.

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

Diamond Offshore
----------------

  Cash required to meet Diamond Offshore's capital commitments is determined by evaluating rig upgrades to meet specific customer requirements and by evaluating Diamond Offshore's continuing rig enhancement program, including water depth and drilling capability upgrades. It is management's opinion that operating cash flows and Diamond Offshore's cash reserve will be sufficient to meet these capital commitments; however, periodic assessments will be made based on industry conditions.

  Diamond Offshore expects to spend $200.0 million for rig upgrade capital expenditures during 2001 with $125.0 million projected for the deepwater upgrade of the Ocean Baroness. During the six months ended June 30, 2001, Diamond Offshore expended $48.3 million, including capitalized interest expense, primarily for the Ocean Baroness and Ocean Nomad rig upgrades. Upgrades were completed on the Ocean Nomad in April 2001.

  The expected delivery date of the Ocean Baroness is the end of the first quarter of 2002 at a cost expected to be approximately $180.0 million. During the first half of 2001, Diamond Offshore expended $30.8 million for the deepwater upgrade of the Ocean Baroness.

  Diamond Offshore has announced plans to upgrade another one of its Victory-class semisubmersibles, the Ocean Rover, to specifications similar to the enhanced Ocean Baroness. It is estimated that this upgrade will cost approximately $200.0 million with $25.0 million to be spent in 2001. The upgrade is expected to take approximately 19 months to complete.

  Diamond Offshore also announced plans to spend approximately $100.0 million over the next 12-24 months to upgrade six of its jack-up rigs. Approximately $30.0 million is estimated to be spent in 2001.

  During the six months ended June 30, 2001, Diamond Offshore expended $48.0 million in association with its continuing rig enhancement program and to meet other corporate requirements. Diamond Offshore has budgeted $106.0 million for 2001 capital expenditures associated with its continuing rig enhancement program and other corporate requirements.

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

  On April 11, 2001, Diamond Offshore issued $460.0 million principal amount of 1.5% convertible senior debentures (the "1.5% Debentures") due April 15, 2031. The 1.5% Debentures are convertible into shares of Diamond Offshore's common stock at an initial conversion rate of 20.3978 shares per each $1,000 principal amount, subject to adjustment in certain circumstances. Upon conversion, Diamond Offshore has the right to deliver cash in lieu of shares of its common stock. The transaction resulted in net proceeds of approximately $449.4 million.

  On July 24, 2001, Diamond Offshore received premiums of $1.6 million for the sale of put options covering 500,000 shares of common stock. The options give the holders the right to require Diamond Offshore to repurchase shares of its common stock at an exercise price of $27.96 per share at any time prior to their expiration in February 2002. Diamond Offshore has the option to settle in cash or shares of common stock.

  On August 2, 2001, Diamond Offshore received premiums of $.8 million for the sale of put options covering 250,000 shares of common stock. The options give the holders the right to require Diamond Offshore to repurchase shares of its commons stock at an exercise price of $29.50 per share at any time prior to their expiration in February 2002. Diamond Offshore has the option to settle in cash or shares of common stock.

Bulova
------

  Funds from operations continue to exceed operating requirements. Bulova's cash and cash equivalents, and investments amounted to $33.2 million at March 31, 2001, as compared to $16.9 million at December 31, 2000. Funds for other capital expenditures and working capital requirements are expected to be provided from operations.

Majestic Shipping
-----------------

  As previously reported in the Company's 2000 Annual Report on Form 10-K, a subsidiary and an affiliate of the Company have entered into agreements for new building of eight supertankers. Subsequent to June 30, 2001, Hellespont

Shipping Corporation, in which the Company owns a 49% voting interest, agreed to sell its contracts for construction of four supertankers. The gain on the transaction was not material. The total cost of the four remaining ships to be purchased by subsidiaries of Majestic Shipping Corporation, a wholly owned subsidiary of the Company, is estimated to amount to approximately $360.0 million. The financing for these ships will be provided by equity contributions by the Company and bank debt supported by the Company.

Investments:
-----------

  Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments, and are carried at fair value. Equity securities, which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the Consolidated Condensed Statements of Operations.

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

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex, nor do these instruments contain embedded leverage features which would expose the Company to a higher degree of risk. See "Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" for additional information with respect to derivative instruments, including recognized gains and losses on these instruments. See also Note 4 of the Notes to Consolidated Financial Statements in the 2000 Annual Report on Form 10-K.

Insurance
---------

  The components of CNA's investment gains (losses) for the three and six months ended June 30, 2001 and 2000 are presented in the following table.


                                                 Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                            ----------------------------------------------------
                                                2001            2000       2001            2000
                                             ---------------------------------------------------
                                                                   (In millions)

Investment gains (losses):
Fixed maturity securities:
  U.S. Government bonds . . . . . . . . .    $     (21.5)    $    22.7   $   106.5      $  (2.8)
  Corporate and other taxable bonds . . .            2.8         (24.5)       (5.6)       (50.1)
  Tax-exempt bonds  . . . . . . . . . . .          (15.3)        (21.1)       38.1        (47.1)
  Asset-backed bonds  . . . . . . . . . .            4.4         (41.3)       55.3        (58.3)
  Redeemable Preferred Stock  . . . . . .          (21.5)                    (21.5)
                                             ---------------------------------------------------
Total fixed maturity securities . . . . .          (51.1)        (64.2)      172.8       (158.3)
Equity securities . . . . . . . . . . . .        1,015.4         289.6     1,087.5        374.3
Derivative securities . . . . . . . . . .            7.7          22.8         2.5         20.8
Other invested assets . . . . . . . . . .         (403.5)         22.3      (323.6)        67.0
                                             ---------------------------------------------------
Total realized investment gains . . . . .          568.5         270.5       939.2        303.8
Income tax expense  . . . . . . . . . . .         (255.1)        (94.8)     (388.2)      (107.0)
Minority interest . . . . . . . . . . . .          (40.7)        (23.2)      (71.6)       (26.0)
                                             ---------------------------------------------------
Net investment gains  . . . . . . . . . .    $     272.7     $   152.5   $   479.4      $ 170.8
                                             ===================================================

  Net investment gains increased $120.2 million for the second quarter of 2001 compared with the same period in 2000. This increase is primarily a result of gains from the sale of Global Crossing Ltd. common stock and its related hedge of $550.7 million as compared with $136.3 million in 2000. Partially offsetting these gains were estimated losses of $278.4 million relating to the planned disposition of certain subsidiaries.

  CNA is currently negotiating the sale of certain subsidiaries and expects the sales to be completed prior to year-end 2001. The assets being held for disposition include the United Kingdom subsidiaries of CNA Re and certain other subsidiaries. CNA anticipates that it will realize losses in connection with those sales and has recorded a net investment loss of $278.4 million in the second quarter of 2001. In determining the anticipated loss from these sales, CNA estimated sales proceeds, transactional costs, lease termination costs, employee related costs and the cost of certain reinsurance transactions. The sale of the United Kingdom insurance subsidiary will be subject to regulatory approval.

  Net realized investment gains increased $308.6 for the first six months of 2001 compared with the same period in 2000. This increase is primarily a result of after-tax gains from the sale Global Crossing and its related hedge of $562.9 as compared with $144.0 in the first six months of 2000 as well as gains of $47.9 resulting from the sale of a New York real estate property and gains from the sale of fixed maturity security investments in the first quarter of 2001. These gains are partially offset by the estimated losses recorded for the planned dispositions described above.

  A primary objective in the management of the fixed maturity portfolio is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or credit and tax considerations. This activity will produce realized gains and losses depending on market conditions including interest rates.

  Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying financial statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

  A summary of CNA's general account investments, at carrying value, are as follows:

                                                                     Change in
                                                                    Unrealized
                                             June 30,   December 31,   Gains
                                               2001        2000       (Losses)
                                            ----------------------------------
                                                      (In millions)

Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies .     $  6,415.0  $ 5,298.0     $ (94.0)
  Asset-backed securities . . . . . . .        5,785.0    7,623.0       (16.0)
  Tax exempt securities . . . . . . . .        2,095.0    3,349.0       (44.0)
  Taxable securities  . . . . . . . . .       12,521.0   10,328.0       170.0
  Redeemable preferred stock  . . . . .           38.0       54.0
                                             ---------------------------------
     Total fixed maturity securities  .       26,854.0   26,652.0        16.0
Equity securities . . . . . . . . . . .        1,575.0    2,412.0      (942.0)
Short-term and other investments  . . .        7,460.0    6,058.0
                                             ---------------------------------
     Total  . . . . . . . . . . . . . .      $35,889.0  $35,122.0     $(926.0)
                                             =================================

                                                       June 30,   December 31,
                                                        2001          2000
                                                      ------------------------
                                                           (In millions)

Short-term and other investments:
  Commercial paper  . . . . . . . . . . . . . . . .     $ 3,824.0   $ 3,291.0
  Money market funds  . . . . . . . . . . . . . . .       1,465.0       620.0
  U.S. Treasury securities  . . . . . . . . . . . .         190.0       383.0
  Others  . . . . . . . . . . . . . . . . . . . . .         403.0       429.0
Other investments . . . . . . . . . . . . . . . . .       1,578.0     1,335.0
                                                        ---------------------
     Total short-term and other investments . . . .     $ 7,460.0   $ 6,058.0
                                                        =====================

  CNA's general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

  Investments in the general account had a total net unrealized gain of $384.0 million at June 30, 2001 compared with $1,310.0 million at December 31, 2000. The unrealized position at June 30, 2001 was composed of an unrealized gain of $90.0 million for fixed maturities, and an unrealized gain of $294.0 million for equity securities.

  CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 91.0% and 93.0% of which were rated as investment grade at June 30, 2001 and December 31, 2000.

  At June 30, 2001 and December 31, 2000, approximately 97.0% and 98.0% of the general account portfolio were U.S. Government agencies or were rated by Standard & Poor's ("S&P") or Moody's Investors Service. The remaining bonds were rated by other rating agencies, outside brokers or CNA management.

  Below investment grade bonds, are high yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in the opinion of management, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

  Included in CNA's general account fixed maturity securities at June 30, 2001 are $5,785.0 million of asset-backed securities, at fair value, consisting of approximately 49.0% in collateralized mortgage obligations ("CMOs"), 23.0% in U.S. government agency issued pass-through certificates, 23.0% in corporate asset-backed obligations and 5.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

  Short-term investments at June 30, 2001 and December 31, 2000 primarily consisted of commercial paper and money market funds.

  CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk). CNA considers the derivatives in its general account to be held for purposes other than trading. Derivative securities are recorded at fair value at the reporting date.

  Most derivatives in separate accounts are held for trading purposes. CNA uses these derivatives to mitigate market risk by purchasing S&P 500 index futures in a notional amount equal to the contract liability relating to Life Operations' Index 500 guaranteed investment contract product.

Accounting Standards
--------------------

  On April 1, 2001 the Company adopted Emerging Issues Task Force ("EITF") Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-
20). EITF 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. This issue did not have a significant impact on the results of operations or equity of the Company.

  In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS No. 133). The initial adoption of SFAS No. 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS No. 133 resulted in a decrease to first quarter 2001 earnings of $53.3, net of taxes and minority interest of $33.0 and $8.0, respectively. Of this transition amount, approximately $50.5, net of taxes and minority interest, related to CNA's investments and investment-related derivatives. Because CNA already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $50.5 to shareholders' equity (accumulated other comprehensive income). The remainder of the transition adjustment is attributable to collateralized debt obligation products that are derivatives under SFAS No. 133. See Note 2 for a complete discussion of the Company's adoption of these accounting pronouncements.

  Effective January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles ("Codification") for preparing its statutory-basis financial statements. Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNA's insurance subsidiaries conduct business required adoption of Codification (with certain modifications). The Company's adoption of Codification, as modified, resulted in an increase in statutory capital and surplus as of January 1, 2001 by $24.0, which primarily relates to deferred tax assets offset by insurance-related assessments and pension-related liabilities.

  Additionally, CNA's property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with changes required by Codification related to the recording of written premiums. The effect of this change was to reduce net written premiums by $118.0 for the six months ended June 30, 2001. This change has no impact on net earned premiums or net income.

  In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. The Company will adopt this standard for any future business combinations.

  In June 2001, the FASB issued Statement SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for the Company will be January 1, 2002. The Company is in the process of quantifying the impact this new standard will have on its operations and intangible assets.

Forward-Looking Statements
--------------------------

  Certain statements made or incorporated by reference by the Company in this Report are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect", "intend", "plan", "anticipate", "estimate", "believe", "will be", "will continue", "will likely result", and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, statements regarding CNA's insurance business relating to asbestos, environmental pollution and mass tort claims, expected cost savings and other results from restructuring activities; statements regarding insurance reserves and statements regarding planned disposition of certain business; statements regarding litigation and developments affecting Lorillard's tobacco business including, among other things statements regarding claims, litigation and settlement, and statements regarding regulation of the industry; statements regarding Diamond Offshore's business including, without limitation, statements with respect to expenditures for rig conversion and upgrade, and oil and gas exploration and production activity.

  Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated or projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; exposure to liabilities due to claims made by insured and others relating to asbestos remediation and health-based asbestos impairments, and exposure to liabilities for environmental pollution and other mass tort claims; the sufficiency of CNA's loss reserves and the possibility of future increases in reserves; the performance of reinsurance companies under reinsurance contracts; limitations upon CNA's ability to receive dividends from its insurance subsidiaries imposed by state regulatory agencies; regulatory limitations and restrictions upon CNA and its insurance subsidiaries generally; judicial decisions and rulings; the possibility of downgrades in CNA's ratings by ratings agencies and changes in rating agency policies and practices, and the results of financing efforts.

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

  In addition to the factors noted above, all aspects of the operations of the Company and its subsidiaries are affected by the impact of general economic and business conditions, changes in financial markets (interest rate, credit, currency, commodities and equities) or in the value of specific investments; changes in domestic and foreign political, social and economic conditions, the impact of judicial rulings and jury verdicts, regulatory initiatives and compliance with governmental regulations and various other matters, many of which are beyond the control of the Company and its subsidiaries.

  Developments in any of these areas, which are more fully described elsewhere in this Report and the documents incorporated by reference in this Report could cause the Company's results to differ materially from results that have been or may be anticipated or projected by or on behalf of the Company and its subsidiaries. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the Consolidated Condensed Statements of Operations. Market risk exposure is presented for each class of financial instrument held by the Company at June 30, 2001 and December 31, 2000, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
                                             June 30, December 31,       June 30,   December 31,
                                                 2001         2000           2001          2000
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities . . . . . . . . . . . .   $ 213.4      $ 248.2         $(53.0)       $(62.0)
  Options - purchased . . . . . . . . . . .      14.2         22.7            3.0           4.0
          - written . . . . . . . . . . . .      (9.3)       (17.5)           4.0          (3.0)
  Index futures - long  . . . . . . . . . .                                  (1.0)
                - short . . . . . . . . . .                                                 1.0
  Short sales . . . . . . . . . . . . . . .    (165.5)      (201.1)          41.0          50.0
  Separate Accounts - Equity securities (a)      10.2          2.7           (3.0)         (1.0)
                    - Other invested assets     380.7        404.3           (7.0)         (7.0)
Interest rate (2):
  Options-short . . . . . . . . . . . . . .      (4.2)                       (8.0)
  Futures - long  . . . . . . . . . . . . .                                 (51.0)         17.0
          - short . . . . . . . . . . . . .                                  13.0         (52.0)
  Separate Accounts - Fixed maturity
   securities   . . . . . . . . . . . . . .     286.4        410.1           (7.0)         19.0
Commodities:
  Gold (3):
    Options - purchased . . . . . . . . . .       8.3         11.8           (8.0)        (12.0)
            - written . . . . . . . . . . .      (2.0)                        2.0
------------------------------------------------------------------------------------------------

Note:  The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%,
       (2) an increase in interest rates of 100 basis points at June 30, 2001 and a decrease in interest rates of 100 basis points at December 31, 2000 and (3) an increase in gold prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)    In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(238.1) and $(245.0)
       at June 30, 2001 and December 31, 2000, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

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

Other than trading portfolio:

Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
                                             June 30,  December 31,       June 30,  December 31,
                                                 2001          2000           2001          2000
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities:
    General accounts (a)  . . . . . . . . . $ 1,574.8     $ 2,411.6      $  (382.0)   $  (456.0)
    Separate accounts . . . . . . . . . . .     182.5         212.4          (46.0)       (53.0)
  Other invested assets . . . . . . . . . .   1,325.5       1,333.0         (136.0)      (112.0)
  Separate Accounts - Other Invested Assets     499.0         443.4         (125.0)      (111.0)
Interest rate (2):
  Fixed maturities (a) (b)  . . . . . . . .  28,058.3      27,244.3       (1,396.0)    (1,458.0)
  Short-term investments (a)  . . . . . . .  10,134.8       9,100.3           (4.0)        (4.0)
  Other derivative securities . . . . . . .       (.2)          2.1           36.0          1.0
  Separate Accounts (a):
    Fixed maturities  . . . . . . . . . . .   2,114.8       2,292.5         (115.0)      (118.0)
    Short-term investments  . . . . . . . .     115.7         150.4
  Long-term debt  . . . . . . . . . . . . .  (5,491.4)     (5,747.0)
------------------------------------------------------------------------------------------------

Note:  The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2)
       an increase in interest rates of 100 basis points.

(a)    Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(151.0) and $(581.0) at June 30, 2001 and December 31, 2000, respectively.

(b)    Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(188.0) and $(56.0) at June 30, 2001 and December 31, 2000.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes.

  Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at June 30, 2001 and December 31, 2000, with all other variables held constant.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on June 30, 2001 and December 31, 2000 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

  The Company's long-term debt, including interest rates swap agreements, as of June 30, 2001 and December 31, 2000 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $397.5 and $352.0 million at June 30, 2001 and December 31, 2000, respectively. A 100 basis point decrease would result in an increase in market value of $467.8 and $398.8 million at June 30, 2001 and December 31, 2000, respectively.

  The sensitivity analysis assumes an instantaneous shift in market interest rates changing by 100 basis points from their levels at June 30, 2001 and December 31, 2000, with all other variables held constant.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at June 30, 2001 and December 31, 2000, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at June 30, 2001 and December 31, 2000.

                               PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

  1. CNA is involved in various lawsuits including environmental pollution claims. Information involving such lawsuits is incorporated by reference to
Note 10 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2. As noted in Item 3 Legal Proceedings of the Company's Report on Form 10-K for the year ended December 31, 2000, Lorillard is defendant in various lawsuits seeking damages for cancer and health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information involving such lawsuits is incorporated by reference to such Item 3 Legal Proceedings. The Company is a defendant in some of these cases. Material developments in relation to the foregoing are described below and incorporated by reference to Note 10 of the Notes to Consolidated Condensed Financial Statements in Part I.

CONVENTIONAL PRODUCT LIABILITY CASES -

  On June 6, 2001, a jury in the Superior Court of Los Angeles County, California returned a verdict in favor of the plaintiff in the case of Boeken
v. Philip Morris Incorporated. For a discussion of this case, see "Significant Recent Developments" in Note 10 of the Notes to Consolidated Condensed Financial Statements in Part I. Neither the Company nor Lorillard are defendants in this matter.

  On May 16, 2001, a jury in the Superior Court of Middlesex County, New Jersey returned a verdict in favor of the defendants in the case of Mehlman v. Philip Morris, Inc., et al. Plaintiff did not file any post-trial motions and did not notice an appeal from the final judgment entered in defendants' favor. Neither the Company nor Lorillard were defendants in this matter.

FLIGHT ATTENDANT CASES -

  On April 5, 2001, a jury in the Circuit Court, Eleventh Judicial Circuit, Dade County, Florida returned a verdict in favor of Lorillard and the other defendants in the case of Fontana v. Philip Morris Incorporated, et al. Plaintiff has filed a motion for ruling on her reserved motions for mis-trial and a motion for new trial. Plaintiff also has filed a motion for judgment notwithstanding the verdict as to her damages claim. The court had not ruled on these motions as of August 1, 2001.

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

  In the case of Badillo v. American Tobacco Company, et al. (U.S. District Court, Nevada, filed October 8, 1997), the court has denied plaintiffs' motion for class certification. Plaintiffs have filed a motion to certify the class certification ruling for interlocutory appeal. The Company is a defendant in the case.

  In the case of Blankenship v. American Brands, Inc., et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997), the court has denied defendants' motion for class decertification. The court has scheduled re-trial of this matter to begin during September 2001. During re-trial, the court will permit plaintiffs to present evidence on nicotine dependence. The case is expected to be tried pursuant to a multi-part trial plan and the first phase is expected to address issues "common" to the class members' claim, including matters relating to the design of cigarettes. The court has not specified the issues to be addressed in the trial's subsequent phases.

  In the case of Brown v. The American Tobacco Company, et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court granted in part plaintiff's motion for class certification and certified a class comprised of residents of California who smoked at least one of defendants' cigarettes "during the applicable time period" and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that defendants violated California Business and Professions Code Section 17200 and 17500. The court subsequently defined "the applicable class period" for plaintiffs' claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. Defendants have filed a writ proceeding with the California Court of Appeals from the class certification ruling.

  In the case of Brown v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed October 16, 1998), the U.S. Court of Appeals for the Third Circuit has affirmed the trial court's order that granted defendants' motion to dismiss the complaint.

  In the case of Christensen v. Philip Morris Companies, Inc., et al. (U.S. District Court, Nevada, filed April 3, 1998), the court has denied plaintiffs' motion for class certification. Plaintiffs have filed a motion to certify the class certification ruling for interlocutory appeal. The Company is a defendant in the case. To date, none of the defendants have received service of process.

  In the case of Daniels v. Philip Morris Companies, Inc., et al. (Superior Court, San Diego County, California, filed April 2, 1998), the California Supreme Court has denied defendants' writ application that sought review of the trial court's order that granted plaintiffs' motion for class certification. Trial in this matter is scheduled to begin during May 2002.

  In the case of DiEnno v. Liggett Group, Inc., et al. (U.S. District Court, Nevada, filed December 22, 1997), the court has denied plaintiffs' motion for class certification.

  In the case of Geiger v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, filed April 30, 1997), the court has entered the parties' stipulation of dismissal of the case.

  In the case of Guillory v. American Brands, Inc., et al. (U.S. District Court, Northern District, Illinois, filed June 10, 1997), the court has denied plaintiffs' motion for class certification. Plaintiffs' motion seeking leave to file an interlocutory appeal from the class certification ruling was denied. Plaintiffs voluntarily dismissed the case.

  In the case of Lewis v. Philip Morris, Incorporated, et al. (U.S. District Court, Massachusetts, filed July 11, 2000), plaintiff has voluntarily dismissed the case.

  In the case of National Tobacco Consumers Group Number 2 v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Massachusetts, filed July 18,
2000), plaintiff has voluntarily dismissed the action.

  In the case of Nwanze v. Philip Morris Companies Inc., et al. (U.S. District Court, Southern District, New York, filed September 29, 1997), the U.S. Court of Appeals for the Second Circuit affirmed the final judgment entered by the trial court in defendants' favor. The Second Circuit subsequently denied plaintiffs' motion for rehearing of the ruling. The Company was a defendant in the case.

  In the case of Perry v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Tennessee, filed September 30, 1996), the court has granted defendants' motion to dismiss the complaint for failure to state a claim. Plaintiffs have noticed an appeal from the final judgment in defendants' favor to the U.S. Court of Appeals for the Sixth Circuit.

  In the case of Richardson v. Philip Morris Incorporated, et al. (Circuit Court, Baltimore City, Maryland, filed May 24, 1996), the court has entered an order dismissing the action.

  In the case of Selcer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Nevada, filed March 3, 1997), the court has denied plaintiffs' motion for class certification.

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the Louisiana Supreme Court denied defendants' writ application that sought decertification of the class ordered by the trial court and review of the trial court's trial plan. Jury selection began during June 2001. A twelve-member jury and ten alternate jurors have been selected. The court has estimated that evidence will not begin being presented until September 2001. Defendants have filed a writ application with the Louisiana Court of Appeals, which contends that the jury selection process used by the trial court resulted in the selection of a jury biased against the defendants.

  The following additional Class Action Case has been filed:

  Sims v. Philip Morris, Incorporated, et al. (U.S. District Court, District of Columbia, filed May 23, 2001). Plaintiffs seek certification of a class comprised of U.S. residents under the age of 22 who purchased cigarettes as minors and who do not have personal injury claims.

REIMBURSEMENT CASES -

U.S. State and Local Governmental Reimbursement Cases -

  In the case of County of Cook v. Philip Morris, Incorporated, et al. (Circuit Court, Cook County, Illinois, filed April 18, 1997), the court has entered an order granting defendants' motion for judgment on the pleadings based on remoteness grounds. The deadline for plaintiff to notice an appeal from the dismissal order has not expired.

  In the case of State of Missouri v. American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed May 12, 1997), judgment has become final pursuant to the MSA.

  In the case of Republic of the Marshall Islands v. The American Tobacco Company, et al. (High Court, Republic of the Marshall Islands, filed October 20, 1997), the court has entered an order dismissing the case and has entered final judgment in favor of the defendants. Plaintiff has noticed an appeal from the judgment. The notice of appeal does not seek review of the orders dismissing the Company and Lorillard from the suit.

  The following additional Reimbursement Case by Counties has been filed:

  Corcoran v. AWI Associated Wholesalers, Inc., et al. (Court of Common Pleas, Lackawanna County, Pennsylvania, filed May 25, 2001).

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

  In the case of The Republic of Guatemala v. The Tobacco Institute, Inc., et al. (U.S. District Court, District of Columbia, filed May 11, 1998), the U.S. Court of Appeals for the District of Columbia affirmed the trial court's final judgment in favor of the defendants, which reflected the ruling that granted defendants' motion to dismiss the complaint. Neither Lorillard nor the Company were named as defendants in this matter.

  In the case of The Republic of Nicaragua v. Liggett Group, Inc., et al. (U.S. District Court, District of Columbia, filed December 10, 1998), the U.S. Court of Appeals for the District of Columbia affirmed the trial court's final judgment in favor of the defendants, which reflected the ruling that granted defendants' motion to dismiss the complaint. Neither Lorillard nor the Company were named as defendants in this matter.

  In the case of Ukraine v. American Brands, Inc., et al. (U.S. District Court, District of Columbia, filed November 19, 1999). the U.S. Court of Appeals for the District of Columbia affirmed the trial court's final judgment in favor of the defendants, which reflected the ruling that granted defendants' motion to dismiss the complaint. The Company was a defendant in the case.

  The following additional Reimbursement Cases by Foreign Governments in U.S. Courts have been filed:

  The case of The Republic of Belize v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, filed April 5, 2001). The Company is a defendant in the case.

  City of Belford Roxo, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  City of Belo Horizonte, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  City of Carapicuiba, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  City of Duque de Caxias, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  City of Joao Pessoa, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  City of Jundiai, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  City of Mage, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  City of Nilopolis-RJ, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  City of Nova Iguacu, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  City of Rio de Janeiro, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  City of Sao Bernardo do Campo, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  State of Para, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  State of Parana, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  State of Rondonia, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

Reimbursement Cases by Labor Unions -

  In the ten separate cases that were filed in the Supreme Court of New York County, New York between July and December 1997, the plaintiffs' appeals have been deemed dismissed as plaintiffs did not perfect their notices of appeals to the Appellate Division of the New York Supreme Court within the required period of time.

  In the case of Holland, et al., Trustees of United Mine Workers v. Philip Morris Incorporated, et al. (U.S. District Court, District of Columbia, filed July 9, 1998), the U.S. Court of Appeals for the District of Columbia the directed the trial court to enter an order granting defendants' motion to dismiss the complaint. The Court of Appeals has denied plaintiffs' motion for rehearing of the ruling. To date, a dismissal order has not been entered by the trial court.

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

  In the case of Operating Engineers Local 324 Health Care Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Wayne County, Michigan, filed December 30, 1997), the parties entered into a stipulation that dismissed plaintiffs' appeal from the trial court's final judgment in favor of the defendants. The final judgment reflected an order that granted defendants' motion to dismiss the complaint.

  In the case of S.E.I.U. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed June 22, 1998), the U.S. Court of Appeals for the District of Columbia the directed the trial court to enter an order granting defendants' motion to dismiss the complaint. The Court of Appeals has denied plaintiffs' motion for rehearing of the ruling. To date, a dismissal order has not been entered by the trial court. To date, none of the defendants have received service of process of this suit.

  In the case of Service Employees International Union Health & Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed March 19, 1998), the U.S. Court of Appeals for the District of Columbia the directed the trial court to enter an order granting defendants'

motion to dismiss the complaint. The Court of Appeals has denied plaintiffs' motion for rehearing of the ruling. To date, a dismissal order has not been entered by the trial court.

  In the case of Sheet Metal Workers Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed August 31,
1999), the U.S. Court of Appeals for the District of Columbia the directed the trial court to enter an order granting defendants' motion to dismiss the complaint. The Court of Appeals has denied plaintiffs' motion for rehearing of the ruling. To date, a dismissal order has not been entered by the trial court.

  The following additional Reimbursement Case by Labor Unions has been filed:

  The case of Obra Social del Personal de la Industria del Vestido, et al. v. American Tobacco Co., Inc., et al. (Superior Court, District of Columbia, filed March 23, 2001).

Reimbursement Cases by Private Companies and Health Plans -

  In the case of Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 29, 1998), trial concluded on June 4, 2001. For a discussion of this case, see "Significant Recent Developments" in Note 10 of the Notes to Consolidated Condensed Financial Statements in Part I.

  In the case of Regence Blueshield, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Western District, Washington, filed April 29, 1998), the U.S. Court of Appeals for the Ninth Circuit has denied plaintiffs' motion for reconsideration of its ruling that affirmed the dismissal of the case.

Reimbursement Cases by Hospitals or Hospital Districts Plans -

  In the case of Association of Washington Public Hospital Districts, et al.
v. Philip Morris, Incorporated, et al. (U.S. District Court, Western District, Washington, filed March 17, 1999), plaintiffs have filed a petition for writ of certiorari with the U.S. Supreme Court. The petition seeks review of the trial court's order that granted defendants' motion to dismiss the complaint and the final judgment that ensued, as well as the rulings by the U.S. Court of Appeals for the Ninth Circuit that affirmed the judgment. As of August 1, 2001, the U.S. Supreme Court had not ruled as to whether it would grant review of plaintiffs' petition.

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

CONTRIBUTION CLAIMS -

  In the case of Falise, et al., as Trustees of the Manville Personal Injury Settlement Trust v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed November 12, 1999), the case has been dismissed with prejudice. For a discussion of this case, see "Significant Recent Developments" in Note 10 of the Notes to Consolidated Condensed Financial Statements in Part I.

  In the case of H.K. Porter Company v. B.A.T Industries, PLC, et al. (U.S. District Court, Eastern District, New York, filed December 31, 1997), plaintiff has voluntarily dismissed the case.

  In the case of Thomas v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Jefferson County, Mississippi), the court granted the tobacco defendants' motion for summary judgment as to the claims asserted by plaintiff Owens Corning. The court has entered final judgment in defendants' favor as to the claims of Owens Corning. As of August 1, 2001, the deadline for Owens Corning to notice an appeal from the judgment had not expired. The June 2001 trial date as to Owens Corning's claims was vacated by the court.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

  Set forth below is information relating to the 2001 Annual Meeting of Shareholders of the Registrant. This information is presented without giving effect to the two-for-one stock split effected by way of a stock dividend on the Company's outstanding Common Stock distributed on or about March 21, 2001.

  The annual meeting was called to order at 11:00 A.M., May 8, 2001. Represented at the meeting, in person or by proxy, were 91,092,688 shares, approximately 92.4% of the issued and outstanding shares entitled to vote.

  The following business was transacted:

Election of Directors

  Over 85% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

                                 Votes For       Votes Withheld

John Brademas                    88,601,452        2,491,236
Dennis H. Chookaszian            87,858,546        3,234,142
Paul J. Fribourg                 87,867,411        3,225,277
Bernard Myerson                  88,558,630        2,534,058
Edward J. Noha                   88,553,838        2,538,850
Michael F. Price                 88,610,584        2,482,109
Gloria R. Scott                  85,048,571        6,044,097
Andrew H. Tisch                  78,026,349       13,066,339
James S. Tisch                   77,809,451       13,283,237
Jonathan M. Tisch                77,873,154       13,219,534
Laurence A. Tisch                77,857,078       13,235,610
Preston R. Tisch                 77,897,771       13,194,917
Fred Wilpon                      88,610,997        2,481,691

Ratification of the appointment of Independent Certified Public Accountants
---------------------------------------------------------------------------

  Approved - 89,378,402, approximately 98.1% of the shares voting, voted to ratify the appointment of Deloitte & Touche, LLP as independent certified public accountants for the Company. 1,392,191 shares, approximately 1.5% of the shares voting, voted against, and 322,095 shares, approximately 0.4% of the shares voting, abstained.

Approval of the Loews Corporation Incentive Compensation Plan for Executive
---------------------------------------------------------------------------
Officers
--------

  Approved - 86,349,662, approximately 94.8% of the shares voting, voted to approve the adoption of the Loews Corporation Incentive Compensation Plan for Executive Officers. 4,350,295 shares, approximately 4.8% of the shares voting, voted against, and 392,731 shares, approximately 0.4% of the shares voting, abstained.

Approval of a Charter Amendment increasing the Company's authorized Common
---------------------------------------------------------------------------
Stock
-----

  Approved - 83,556,038, approximately 91.7% of the shares voting and 84.7% of the shares outstanding and eligible to vote, voted to approve an amendment to the Company's charter increasing the number of the Company's Common Stock authorized for issuance. 7,185,199 shares, approximately 7.9% of the shares voting, voted against, and 351,451 shares, approximately 0.4% of the shares voting, abstained.

Shareholder proposal relating to term limits for outside directors
------------------------------------------------------------------

  Rejected - 82,307,653 shares, approximately 98.2% of the shares voting, voted against this shareholder proposal. 752,977 shares, approximately 0.9% of the shares voting, were cast for, and 754,442 shares, approximately 0.9% of the shares voting, abstained. In addition, there were 7,277,616 shares as to which brokers indicated that they did not have authority to vote ("broker non-votes").

Shareholder proposal relating to Newport advertising
----------------------------------------------------

  Rejected - 73,496,217 shares, approximately 87.7% of the shares voting, voted against this shareholder proposal. 3,886,776 shares, approximately 4.6% of the shares voting, were cast for, and 6,432,079 shares, approximately 7.7% of the shares voting, abstained. In addition, there were 7,277,616 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

  (a)  Exhibits--

  None

  (b)  Current reports on Form 8-K --

  On May 8, 2001, Registrant filed a report on Form 8-K regarding the issuance of a press release stating that a subsidiary reached an agreement in the Engle case appeal. The Stipulation and Agreed Order was filed as an exhibit.

  On May 23, 2001, Registrant filed a report on Form 8-K regarding the payment of $100 million into an escrow account in accordance with the terms of the Stipulation and Agreed Order filed in the May 8, 2001 Form 8-K. A copy of the escrow agreement was filed as an exhibit to the May 23, 2001 Form 8-K.

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


                                                     LOEWS CORPORATION
                                                     -------------------------
                                                     (Registrant)





Dated:  August 14, 2001                          By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)

1