Form 10-Q
period 2001-09-30
LOEWS CORP
filed 2001-11-09
CIK 60086

==============================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------
                                        OR

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

                   Yes     X                       No
                       ---------                      ---------

          Class                               Outstanding at November 2, 2001
--------------------------                    --------------------------------
Common stock, $1 par value                            191,493,300 shares
==============================================================================

                                      INDEX

Part I. Financial Information                                         Page No.
                                                                      --------

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      September 30, 2001 and December 31, 2000  . . . . . . . . .          3

    Consolidated Condensed Statements of Operations--
      Three and nine months ended September 30, 2001 and 2000 . .          4

    Consolidated Condensed Statements of Cash Flows--
      Nine months ended September 30, 2001 and 2000 . . . . . . .          5

    Notes to Consolidated Condensed Financial Statements  . . . .          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . .         47

  Item 3. Quantitative and Qualitative Disclosures about Market
    Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         78

Part II. Other Information

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .         82

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .         91

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
------------------------------------------------------------------------------
(Amounts in millions of dollars)                    September 30, December 31,
                                                        2001          2000
                                                    --------------------------
Assets:
Investments:
  Fixed maturities, amortized cost of
   $28,941.7 and $27,167.5 . . . . . . . . . .      $29,603.2       $27,244.3
  Equity securities, cost of $1,617.7 and
   $1,462.5  . . . . . . . . . . . . . . . . .        1,689.5         2,682.5
  Other investments  . . . . . . . . . . . . .        1,598.1         1,368.5
  Short-term investments . . . . . . . . . . .        8,513.6         9,100.3
                                                    --------------------------
     Total investments . . . . . . . . . . . .       41,404.4        40,395.6
Cash . . . . . . . . . . . . . . . . . . . . .          158.5           195.2
Receivables-net  . . . . . . . . . . . . . . .       19,018.5        15,301.6
Property, plant and equipment-net  . . . . . .        3,034.2         3,206.3
Deferred income taxes  . . . . . . . . . . . .          839.9           404.0
Goodwill and other intangible assets-net . . .          360.2           378.7
Other assets . . . . . . . . . . . . . . . . .        4,597.5         4,291.3
Deferred acquisition costs of insurance
 subsidiaries  . . . . . . . . . . . . . . . .        2,454.5         2,417.8
Separate Account business  . . . . . . . . . .        3,729.7         4,286.6
                                                    --------------------------
     Total assets  . . . . . . . . . . . . . .      $75,597.4       $70,877.1
                                                    ==========================
Liabilities and Shareholders' Equity:
Insurance reserves:
  Claim and claim adjustment expense . . . . .      $30,806.7       $26,962.7
  Future policy benefits . . . . . . . . . . .        7,200.0         6,669.5
  Unearned premiums  . . . . . . . . . . . . .        4,766.5         4,820.6
  Policyholders' funds . . . . . . . . . . . .          582.2           601.5
                                                    --------------------------
     Total insurance reserves . . . . . . . .        43,355.4        39,054.3
Payable for securities purchased . . . . . . .        1,845.5           971.4
Securities sold under repurchase agreements  .        1,430.5         1,308.4
Long-term debt, less unamortized discount  . .        5,442.8         6,040.0
Reinsurance balances payable . . . . . . . . .        2,683.9         1,381.2
Other liabilities  . . . . . . . . . . . . . .        5,378.7         4,436.2
Separate Account business  . . . . . . . . . .        3,729.7         4,286.6
                                                    --------------------------
     Total liabilities . . . . . . . . . . . .       63,866.5        57,478.1
Minority interest  . . . . . . . . . . . . . .        2,020.9         2,207.9
Shareholders' equity . . . . . . . . . . . . .        9,710.0        11,191.1
                                                    --------------------------
     Total liabilities and shareholders'
      equity . . . . . . . . . . . . . . . . .      $75,597.4       $70,877.1
                                                    ==========================
See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
------------------------------------------------------------------------------------------------
(In millions, except per share data)            Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                             ------------------------  -------------------------
                                                2001            2000       2001            2000
                                             ---------------------------------------------------
Revenues:
  Insurance premiums  . . . . . . . . . .    $ 2,528.7       $2,918.4   $ 6,660.6     $ 8,464.7
  Investment income, net of expenses  . .        524.1          690.9     1,591.2       1,949.9
  Investment gains  . . . . . . . . . . .         72.5          586.8     1,065.5         741.8
  Manufactured products (including excise
   taxes of $165.3, $171.1, $476.4 and
   $508.4)  . . . . . . . . . . . . . . .      1,243.9        1,136.1     3,487.0       3,299.8
  Other . . . . . . . . . . . . . . . . .        471.7          425.1     1,459.1       1,270.8
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .      4,840.9        5,757.3    14,263.4      15,727.0
                                             ---------------------------------------------------
Expenses:
  Insurance claims and policyholders'
   benefits   . . . . . . . . . . . . . .      2,440.3        2,464.7     8,846.3       7,155.8
  Amortization of deferred acquisition
   costs  . . . . . . . . . . . . . . . .        423.1          456.3     1,297.2       1,381.6
  Cost of manufactured products sold  . .        601.1          582.1     1,730.5       1,727.3
  Other operating expenses  . . . . . . .      1,007.8        1,017.6     3,302.7       2,849.6
  Interest  . . . . . . . . . . . . . . .         77.1           92.9       256.1         266.5
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .      4,549.4        4,613.6    15,432.8      13,380.8
                                             ---------------------------------------------------
                                                 291.5        1,143.7    (1,169.4)      2,346.2
                                             ---------------------------------------------------
  Income tax (benefit) expense. . . . . .        113.8          379.1      (325.0)        794.2
  Minority interest   . . . . . . . . . .         12.0           85.0      (120.5)        178.2
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .        125.8          464.1      (445.5)        972.4
                                             ---------------------------------------------------
Income (loss) before cumulative effect
 of changes in accounting principles  . .        165.7          679.6      (723.9)      1,373.8

Cumulative effect of changes in
 accounting principles-net  . . . . . . .                                   (53.3)
                                             ---------------------------------------------------
  Net income (loss) . . . . . . . . . . .    $   165.7       $  679.6   $  (777.2)    $ 1,373.8
                                             ===================================================
Net income (loss) per share:
  Income (loss) before cumulative effect
   of changes in accounting principles  .    $     .85       $   3.45   $   (3.68)    $    6.90
  Cumulative effect of changes in
   accounting principles-net  . . . . . .                                    (.27)
                                             ---------------------------------------------------
  Net income (loss) . . . . . . . . . . .    $     .85       $   3.45   $   (3.95)    $    6.90
                                             ===================================================

Weighted average number of shares
 outstanding  . . . . . . . . . . . . . .        195.4          197.2       196.6         199.2
                                             ===================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
------------------------------------------------------------------------------------------------
(Amounts in millions)                                            Nine Months Ended September 30,
                                                                      2001             2000
                                                                 -------------------------------
Operating Activities:
  Net income (loss)  . . . . . . . . . . . . . . . . . . . .     $    (777.2)        $  1,373.8
  Adjustments to reconcile net income (loss) to net cash
   (used) provided by operating activities-net . . . . . . .        (1,470.1)            (428.7)
  Cumulative effect of changes in accounting principles  . .            53.3
  Changes in assets and liabilities-net:
    Reinsurance receivable . . . . . . . . . . . . . . . . .        (3,914.2)          (1,580.8)
    Other receivables  . . . . . . . . . . . . . . . . . . .         1,214.8               51.9
    Prepaid reinsurance premiums . . . . . . . . . . . . . .            95.7              (39.6)
    Deferred acquisition costs . . . . . . . . . . . . . . .           (54.4)            (155.1)
    Insurance reserves and claims  . . . . . . . . . . . . .         4,339.1              175.2
    Federal income taxes . . . . . . . . . . . . . . . . . .          (813.4)             562.7
    Reinsurance balances payable . . . . . . . . . . . . . .         1,302.7              333.0
    Other liabilities  . . . . . . . . . . . . . . . . . . .           602.3              329.6
    Trading securities . . . . . . . . . . . . . . . . . . .           108.5             (122.3)
    Other-net  . . . . . . . . . . . . . . . . . . . . . . .          (316.2)            (252.2)
                                                                 -------------------------------
                                                                       370.9              247.5
                                                                 -------------------------------
Investing Activities:
  Purchases of fixed maturities  . . . . . . . . . . . . . .       (56,344.3)         (42,357.8)
  Proceeds from sales of fixed maturities  . . . . . . . . .        52,665.8           40,259.9
  Proceeds from maturities of fixed maturities . . . . . . .         2,834.7            3,258.8
  Securities sold under agreements to repurchase . . . . . .           122.1              191.6
  Purchases of equity securities   . . . . . . . . . . . . .        (1,065.8)          (1,387.9)
  Proceeds from sales of equity securities . . . . . . . . .         1,928.8            2,304.1
  Change in short-term investments . . . . . . . . . . . . .           704.5           (1,559.9)
  Purchases of property, plant and equipment . . . . . . . .          (347.4)            (547.0)
  Proceeds from sales of property, plant and equipment . . .           287.4               34.4
  Change in other investments  . . . . . . . . . . . . . . .          (172.2)             (17.7)
                                                                 -------------------------------
                                                                       613.6              178.5
                                                                 -------------------------------
Financing Activities:
  Dividends paid to shareholders . . . . . . . . . . . . . .           (83.8)             (75.0)
  Dividends paid to minority interests . . . . . . . . . . .           (23.7)             (25.6)
  Purchases of treasury shares . . . . . . . . . . . . . . .          (279.6)            (305.7)
  Issuance of common stock by subsidiary . . . . . . . . . .            50.2
  Purchases of treasury shares by subsidiaries . . . . . . .           (24.3)             (40.3)
  Redemption of preferred stock by subsidiary. . . . . . . .                             (150.0)
  Issuances of long-term debt  . . . . . . . . . . . . . . .           449.1              426.3
  Principal payments on long-term debt . . . . . . . . . . .        (1,060.2)            (113.9)
  Receipts credited to policyholders . . . . . . . . . . . .             1.5                3.6
  Withdrawals of policyholders account balances  . . . . . .           (50.4)            (113.0)
                                                                 -------------------------------
                                                                    (1,021.2)            (393.6)
                                                                 -------------------------------
Net change in cash . . . . . . . . . . . . . . . . . . . . .           (36.7)              32.4
Cash, beginning of period  . . . . . . . . . . . . . . . . .           195.2              183.9
                                                                 -------------------------------
Cash, end of period  . . . . . . . . . . . . . . . . . . . .     $     158.5         $    216.3
                                                                 ===============================

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

  Effective January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles ("Codification") for preparing its statutory-basis financial statements. Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNA's insurance subsidiaries conduct business required adoption of Codification (with certain modifications). The Company's adoption of Codification, as modified, resulted in an increase in statutory capital and surplus of $24.0, which primarily relates to deferred tax assets offset by insurance-related assessments and pension-related liabilities.

  Additionally, CNA's property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with changes required by Codification related to the recording of written premiums. The effect of this change was to reduce net written premiums by $87.0 for the nine months ended September 30, 2001. This change has no impact on net earned premiums or net income.

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

  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for the Company will be January 1, 2002. The Company is in the process of quantifying the impact this new standard will have on its operations and intangible assets. Amortization of goodwill and intangible assets amounted to $4.8, $8.2, $16.9 and $20.8 for the three and nine months ended September 30, 2001 and 2000, respectively.

  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and
(or) the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company is in the process of reviewing the impact this new standard may have on its operations and financial position.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 essentially applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this Statement is required for fiscal years beginning after December 15, 2001. The Company is in the process of reviewing the impact this new standard may have on its operations and financial position.

Stock Split

  On February 20, 2001, the Board of Directors declared a two-for-one stock split, by way of a stock dividend, effective March 21, 2001. All share and per share data have been restated to retroactively reflect the stock split.

Comprehensive Income (Loss)

  Comprehensive income (loss) includes all changes to shareholders' equity, including net income (loss), except those resulting from investments by shareholders and distributions to shareholders. For the three and nine months ended September 30, 2001 and 2000, comprehensive income (loss) totaled $338.7, $637.6, $(1,118.8) and $980.4, respectively.
Comprehensive income (loss) includes net income (loss), unrealized appreciation (depreciation) and foreign currency translation gains or losses.

Net Income (Loss) Per Share

  Companies with complex capital structures are required to present basic and diluted income (loss) per share. Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At September 30, 2001, income
(loss) per common share assuming dilution is not presented because securities that could potentially dilute basic income (loss) per share in the future were insignificant or would have been antidilutive for the periods presented.

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

  During the first quarter of 2001, CNA reclassified equity method income from limited partnership investments. This income was previously classified in realized investment gains, net of participating policyholders' and minority interests and is now classified in net investment income. The impact of this reclassification on net operating results (after taxes and minority interest) was income of $11.3, $57.4, $29.6 and $145.9 for the three and nine months ended September 30, 2001 and 2000, respectively.

2.  Derivative Financial Instruments

  As discussed in Note 1, effective January 1, 2001, the Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133. A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument, index or rate, has a notional amount, and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards and commitments to purchase securities and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument and accounted for under SFAS No. 133 when the embedded derivative is not clearly and closely related to the host instrument. In addition, non-investment instruments, including certain types of insurance contracts that have historically not been considered derivatives, can be derivatives or contain embedded derivatives under SFAS No. 133.

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

  Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments denominated in a foreign currency. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the European Monetary Unit. The Company manages this risk via asset/liability matching and through the use of foreign currency futures and forwards. Historically, the Company has infrequently designated these types of instruments as hedges against specific assets or liabilities.

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

Derivative Financial Instruments

The Company's investments in derivative instruments are as follows:

                                                          Contractual/
                                                            Notional       Fair Value Asset
September 30, 2001                                            Value            (Liability)
-------------------------------------------------------------------------------------------
Equity markets:
  Options
    Purchased . . . . . . . . . . . . . . . . . . .        $   142.7              $  23.5
    Written . . . . . . . . . . . . . . . . . . . .            167.9                (18.1)
  Forwards  . . . . . . . . . . . . . . . . . . . .            187.4                 (3.4)
  Index futures-long  . . . . . . . . . . . . . . .              8.3
  Equity warrants . . . . . . . . . . . . . . . . .             14.8                   .4
  Options embedded in convertible debt securities .            866.8                114.4
  Separate Accounts-options purchased . . . . . . .             66.6                   .1
                   -options written . . . . . . . .             67.9                 (1.1)
                   -index futures-long  . . . . . .            756.1
Interest rate risk:
  Interest rate caps  . . . . . . . . . . . . . . .            500.0                   .7
  Collaterized debt obligation liabilities  . . . .            170.0                (16.0)
  Futures-long  . . . . . . . . . . . . . . . . . .          1,058.9
         -short . . . . . . . . . . . . . . . . . .             67.4
  Separate Accounts-commitments to purchase
                     government and municipal
                     securities . . . . . . . . . .             15.0
                   -futures-short . . . . . . . . .             10.1
Commodities:
  Gold options-purchased  . . . . . . . . . . . . .            122.3                  2.4
              -written  . . . . . . . . . . . . . .             73.5                  (.5)
Other . . . . . . . . . . . . . . . . . . . . . . .            256.8
-------------------------------------------------------------------------------------------
Total . . . . . . . . . . . . . . . . . . . . . . .        $ 4,552.5              $ 102.4
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

Fair Value Hedge

  As of the adoption date of SFAS No. 133, CNA's collar position related to its investment in Global Crossing Ltd. ("Global Crossing") common stock was the only derivative position that has been designated as a hedge for accounting purposes. The nature of the transition adjustment related to this hedge was such that the $962.0 unrealized gain that existed on the Global Crossing common stock when the hedge was established was preserved in accumulated other comprehensive income. During the second quarter of 2001, CNA's collar position related to Global Crossing common stock was terminated and the related stock was sold, resulting in a pre-tax realized gain of $962.0.

  The effectiveness of this hedge was measured based on changes in the intrinsic value of the collar in relation to changes in the fair value of the Global Crossing common stock. Changes in the time value component of the collar's fair value were excluded from the hedge designation and measurement of effectiveness. Up to the date of the sale, the Global

Crossing hedge was 100% effective. The change in the time value component of the collar was a pre-tax gain of $33.0 for the nine months ended September 30, 2001, and has been recorded as an investment gain in the Consolidated Condensed Statements of Operations.

  During the third quarter of 2001, CNA closed one fair value hedge and maintained another that under SFAS No. 133, meets the criteria for hedge accounting treatment. First, CNA closed the hedge related to a portion of its 10-year Treasury Note holding. Second, as a hedge against currency risk related to its Canary Wharf plc common stock position, CNA renewed currency forward contracts on 125.0 million British pounds. The ineffective portion of the currency hedging activity was insignificant for the three and nine months ended September 30, 2001.

3.  Reinsurance:

  CNA assumes and cedes reinsurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA's retained amount varies by type of coverage. Generally, property risks are reinsured on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk. CNA's life reinsurance includes coinsurance, yearly renewable term and facultative programs.

  The ceding of insurance does not discharge the primary liability of CNA. Therefore, a credit exposure exists with respect to property-casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance agreements.

  The effects of reinsurance on earned premiums are shown in the following table.

                                                  Direct     Assumed     Ceded        Net
                                                -------------------------------------------
                                                    Nine Months Ended September 30, 2001
                                                -------------------------------------------

Property-casualty . . . . . . . . . . . . . .   $ 6,188.0   $   937.0  $3,781.0   $3,344.0
Accident and health . . . . . . . . . . . . .     2,727.0       443.0     426.0    2,744.0
Life  . . . . . . . . . . . . . . . . . . . .       928.0       155.0     510.0      573.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 9,843.0   $ 1,535.0  $4,717.0   $6,661.0
                                                ===========================================

                                                    Nine Months Ended September 30, 2000
                                                -------------------------------------------

Property-casualty . . . . . . . . . . . . . .   $ 6,261.0   $1,426.0   $2,601.0   $ 5,086.0
Accident and health . . . . . . . . . . . . .     2,706.0      406.0      431.0     2,681.0
Life  . . . . . . . . . . . . . . . . . . . .       896.0      173.0      371.0       698.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 9,863.0   $2,005.0   $3,403.0   $ 8,465.0
                                                ===========================================

  In 1999, CNA entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property-casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, "losses") ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 of losses with an aggregate limit of $1,000.0 of losses for the three-year period. The ceded premiums are a percentage of ceded losses and for each full $500.0 of limit the premium is $230.0. The second section of the Aggregate Cover, which is available for accident year 2001 only, provides additional coverage of up to $510.0 of losses for a maximum premium of $310.0. Under the Aggregate Cover, interest expense on the funds withheld accrues at 8.0% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest expense is accrued would increase to 8.25% per annum.

  In the first quarter of 2001, CNA triggered the coverage under the second section of the Aggregate Cover for the 2001 accident year. CNA has ceded losses and the related ceded premium to this section in all quarters of 2001. In the third quarter, as a result of losses related to the September 11, 2001 World Trade Center catastrophe and related events ("WTC"), the limit under this section has been exhausted. In the second quarter of 2001, the significant reserve additions fully utilized the limit on the 1999 accident year under the first section. No losses have been ceded to the remaining $500.0 of limit on accident years 2000 and 2001 under the first section.

  The impact of the Aggregate Cover on pre-tax operating results was as follows:

                                                  September 30, 2001
                                             -----------------------------
                                                  Three           Nine
                                              Months Ended    Months Ended
                                             -----------------------------

Ceded earned premium . . . . . . . . . .     $    (83.0)        $ (543.0)
Ceded claim and claim adjustment expense          288.0          1,010.0
Interest charges . . . . . . . . . . . .          (11.0)           (70.0)
                                             -----------------------------
Pre-tax benefit on operating results . .     $    194.0          $ 397.0
                                             =============================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of $750.0 to $825.0 of losses depending on CCC's 2001 actual premium volume. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest expense on the funds withheld generally accrues at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. In the third quarter of 2001, as a result of significant losses related to the WTC catastrophe, significant recoveries were recorded under this treaty.

  The impact of the CCC Cover on pre-tax operating results was as follows:

                                                  September 30, 2001
                                             -----------------------------
                                                  Three           Nine
                                              Months Ended    Months Ended
                                             -----------------------------

Ceded earned premium . . . . . . . . . .     $   (232.0)        $ (234.0)
Ceded claim and claim adjustment expense          427.0            427.0
Interest charges . . . . . . . . . . . .          (15.0)           (15.0)
                                             -----------------------------
Pre-tax benefit on operating results . .     $    180.0          $ 178.0
                                             =============================

  The pre-tax benefit from the Aggregate Cover and the CCC Cover for the property-casualty segment on estimated losses related to the WTC catastrophe, the second quarter of 2001 reserve adjustment and all other losses ("Core") was as follows:

                                                  September 30, 2001
                                             -----------------------------
                                                  Three           Nine
                                              Months Ended    Months Ended
                                             -----------------------------

WTC catastrophe . . . . . . . . . . . .      $    259.0         $  259.0
Second quarter 2001 reserve adjustment                             223.0
Core . . . . . . . . . . . . . . . . .            115.0             93.0
                                             -----------------------------
Pre-tax benefit on operating results . .     $    374.0          $ 575.0
                                             =============================

4.  Receivables:

  The Company's receivables are comprised of the following:

                                               September 30,  December 31,
                                                   2001          2000
                                               ---------------------------

Reinsurance . . . . . . . . . . . . . . . . .  $13,311.5        $ 9,397.3
Other insurance . . . . . . . . . . . . . . .    4,161.6          5,026.3
Security sales  . . . . . . . . . . . . . . .      784.4            470.5
Accrued investment income . . . . . . . . . .      415.3            424.3
Federal income taxes  . . . . . . . . . . . .      357.2
Other . . . . . . . . . . . . . . . . . . . .      355.2            331.9
                                               ---------------------------
     Total  . . . . . . . . . . . . . . . . .   19,385.2         15,650.3

Less allowance for doubtful accounts and cash
 discounts  . . . . . . . . . . . . . . . . .      366.7            348.7
                                               ---------------------------
     Receivables-net  . . . . . . . . . . . .  $19,018.5        $15,301.6
                                               ===========================

  Reinsurance receivables have increased $3,914.2 from December 31, 2000 through September 30, 2001 primarily due to $1,437.0 related to corporate aggregate reinsurance treaties, $700.0 related to the second quarter of 2001 reserve adjustment (excluding corporate aggregate reinsurance) and $921.0 related to the estimated loss reserves for the WTC catastrophe (excluding corporate aggregate reinsurance.)

5.  Shareholders' equity:

                                               September 30,  December 31,
                                                   2001           2000
                                               ---------------------------

Preferred stock, $.10 par value,
  Authorized--100,000,000 shares
Common stock, $1 par value:
  Authorized--600,000,000 shares
  Issued-197,239,900 and 197,228,000 shares .  $   197.2        $   197.2
Additional paid-in capital  . . . . . . . . .       49.3             45.6
Earnings retained in the business . . . . . .    9,330.6         10,191.6
Accumulated other comprehensive income  . . .      415.1            756.7
                                               ---------------------------
                                                 9,992.2         11,191.1
Less common stock (5,746,600 shares) held in
 treasury, at cost  . . . . . . . . . . . . .      282.2
                                               ---------------------------
Total shareholders' equity  . . . . . . . . .  $ 9,710.0        $11,191.1
                                               ===========================

  During the second quarter of 2001, CNA sold its Global Crossing common stock and the related hedge resulting in a pre-tax realized gain of $962.0, which was previously reflected as an unrealized gain of $545.1 (after taxes and minority interest) in accumulated other comprehensive income.

6.  Claim and Claim Adjustment Expense Reserves:

  CNA's property-casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims that are incurred but not reported, as of the reporting date. CNA's reserve projections are based primarily on detailed analysis of the facts in each case, CNA's experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of reserves.

  Establishing loss reserves, including catastrophe loss reserves, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the operating income in the period that the need for such adjustments is determined.

  Catastrophes are an inherent risk of the property-casualty insurance business, which have contributed to material period-to-period fluctuations in the Company's results of operations and financial position. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and financial position.

  During the third quarter of 2001, CNA experienced a severe catastrophe loss estimated at $468.0 pre-tax, net of reinsurance, related to the WTC catastrophe. The loss estimate is based on a total industry loss of $50,000.0 and includes all lines of insurance. The current estimate takes into account CNA's substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance program. Loss estimates are subject to considerable uncertainty. Subsequent developments on claims arising out of the WTC catastrophe could result in an increase in the total estimated loss, which could be material to the results of operations.

  The following table provides management's estimate of pre-tax losses related to this catastrophe on a gross basis (before reinsurance) and a net basis (after reinsurance) by line of business.

                                               Three and Nine Months Ended
                                                   September 30, 2001
                                               ---------------------------
                                                 Gross              Net
                                                 Basis             Basis
                                               ---------------------------


Property-casualty reinsurance . . . . . . . .  $  662.0         $   465.0
Property  . . . . . . . . . . . . . . . . . .     282.0             159.0
Workers' compensation . . . . . . . . . . . .     112.0              25.0
Airline hull  . . . . . . . . . . . . . . . .     194.0               6.0
Commercial auto . . . . . . . . . . . . . . .       1.0               1.0
                                               ---------------------------
     Total property-casualty . . . . . . . .    1,251.0             656.0
                                               ---------------------------
Group . . . . . . . . . . . . . . . . . . . .     322.0              60.0
Life . . . . . .  . . . . . . . . . . . . . .      75.0              22.0
                                               ---------------------------
     Total group and life . . . . . . . . . .     397.0              82.0
                                               ---------------------------
Total loss before corporate aggregate
 reinsurance and reinstatement and additional
 premiums and other . . . . . . . . . . . . .  $1,648.0             738.0
                                               ========
Reinstatement and additional premiums, and
 other  . . . . . . . . . . . . . . . . . . .                       (11.0)
Corporate aggregate reinsurance . . . . . . .                      (259.0)
                                                                ---------
Total . . . . . . . . . . . . . . . . . . . .                   $   468.0
                                                                =========

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

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2000 or the first nine months of 2001, and it is unclear what positions Congress or the administration and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA's results of operations and financial position.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

  As of September 30, 2001 and December 31, 2000, CNA carried approximately $649.0 and $347.0 of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. There was no environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended September 30, 2001. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended September 30, 2000 amounted to $15.0. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the nine months ended September 30, 2001 and 2000 amounted to $453.0 and $36.0. CNA made environmental pollution-related claim payments and other mass tort-related claim payments of $135.0 and $153.0 in calendar year 2000 and the nine months ended September 30, 2001, respectively, net of reinsurance.

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

  As of September 30, 2001 and December 31, 2000, CNA carried approximately $1,233.0 and $603.0 of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos net claim and claim adjustment expense reserve development for the three months ended September 30, 2001. Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended September 30, 2000 amounted to $12.0. Unfavorable asbestos net claim and claim adjustment expense reserve development for the nine months ended September 30, 2001 and 2000 amounted to $769.0 and $43.0. CNA made asbestos-related claim payments of $126.0 and $78.0 in calendar year 2000 and the nine months ended September 30, 2001 respectively, net of reinsurance, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation. CNA has attempted to manage its asbestos exposures by aggressively resolving old accounts.

  The reserve strengthening in the second quarter of 2001 for asbestos-related claims was based on a management review of developments with respect to these exposures conducted in the second quarter as well as a review of the results of CNA's annual analysis of these claims. This analysis indicated a significant increase in claim counts for asbestos-related claims. The factors that have led to the deterioration in claim counts include, among other things, intensive advertising campaigns by lawyers for asbestos claimants and the addition of new defendants such as the distributors and installers of asbestos containing products. New claim filings increased significantly in 2000 over 1999 and that trend continues thus far in 2001. The volume of new claims has caused the bankruptcies of numerous asbestos defendants. Those bankruptcies also may result in increased liability for remaining defendants under principles of joint and several liability.

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

                                                 September 30, 2001          December 31, 2000
                                               -------------------------------------------------
                                               Environmental             Environmental
                                                 Pollution                 Pollution
                                               and Other Mass            and Other Mass
                                                   Tort       Asbestos      Tort        Asbestos
                                               -------------------------------------------------

     Gross reserves . . . . . . . . . . .      $  879.0        $1,586.0   $ 493.0       $ 848.0
     Ceded reserves . . . . . . . . . . .        (230.0)         (353.0)   (146.0)       (245.0)
                                               -------------------------------------------------
     Net reserves . . . . . . . . . . . .      $  649.0        $1,233.0   $ 347.0       $ 603.0
                                               =================================================

Second Quarter 2001 Prior Year Reserve Strengthening
----------------------------------------------------

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

  The net prior year loss reserve strengthening and related items for the three months ended June 30, 2001, comprising the amounts noted above are detailed in the following table.

                                                                   Total
                                                                 --------

Net reserve strengthening, excluding the impact of the
 corporate aggregate reinsurance treaty:
  APMT  . . . . . . . . . . . . . . . . . . . . . .. . . . .     $1,197.0
  Non-APMT  . . . . . . . . . . . . . . . . . . . . . . . . .     1,594.0
                                                                 --------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .     2,791.0

Pre-tax benefit from corporate aggregate reinsurance treaty
 on accident year 1999 (1) . . . . . . . . . . .  . . . . . .      (223.0)
Accrual for insurance-related assessments . . . . . . . . . .        48.0
                                                                 --------
  Net reserve strengthening and related accruals  . . . . . .     2,616.0
                                                                 --------
Change in estimate of premium accruals  . . . . . . . . . . .       616.0
Reduction of related commission accruals  . . . . . . . . . .       (50.0)
                                                                 --------
  Net premium and related accrual reductions. . . . . . . . .       566.0
                                                                 --------
Total second quarter 2001 reserve strengthening and related
 accruals . . . . . . . . . . . . . . . . . . . . . . . . . .    $3,182.0
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

  Approximately $600.0, excluding the impact of the corporate aggregate reinsurance treaty, of the adverse loss development is a result of analyses of several coverages provided to commercial entities written by various segments of CNA. These analyses showed unexpected increases in the size of claims for several lines including commercial automobile liability, general liability, and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected. Finally, several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

  An analysis of CNA Re's assumed reinsurance business showed that the paid and reported losses for recent accident years were higher than expectation and resulted in an increase of net reserves of approximately $560.0, excluding the impact of the corporate aggregate reinsurance treaty. The estimated ultimate loss ratios for these recent accident years have been revised to reflect the paid and reported losses.

  Approximately $320.0, excluding the impact of the corporate aggregate reinsurance treaty, of adverse loss development occurred in Specialty Operations and was caused by coverages provided to healthcare related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities were higher than expected. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected.

7.  Restructuring and Other Related Charges:

  In the second quarter of 2001, CNA finalized and approved a restructuring plan related to its Information Technology operations (the "IT Plan"). The overall goal of the IT Plan was to improve technology for the underwriting function and throughout CNA, and to eliminate inefficiencies in the deployment of IT resources. The changes facilitate a strong focus on enterprise-wide system initiatives. The IT Plan had two main components: (1) the reorganization of IT resources into the Technology Solutions Group with a structure based on centralized, functional roles; and (2) the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support CNA's strategies.

  In connection with the IT Plan, CNA has incurred $62.0, pre-tax, of restructuring and other related charges, primarily related to planned reductions in the workforce of approximately 260 positions (gross and net), and software and hardware asset write-offs for the nine months ended September 30, 2001. There were no such charges recorded in the third quarter of 2001. CNA does not expect to incur significant amounts of additional charges with respect to the IT Plan in any single future quarter and, as a result, does not intend to separately classify such expenses as restructuring and related charges when they occur.

  The $62.0 charge included approximately: $32.0 of asset write-offs (primarily software and hardware), $29.0 related to workforce reductions, and $1.0 of other costs.

  Approximately $37.0 of restructuring and other related charges were incurred in the Corporate and Other segment. These costs included $14.0 of asset write-offs, $22.0 related to workforce reductions, and $1.0 of other costs.

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

  Upon adoption of the IT Plan during the second quarter of 2001, an accrual of $30.0 was established related to $29.0 of workforce reductions and the $1.0 of other costs. Approximately $17.0 of this accrual has been paid through September 30, 2001, resulting in an ending accrual of $13.0.

  Additionally, at December 31, 2000, an accrual of $7.0 of lease termination costs remained related to the August 1998 restructuring. Approximately $5.0 of these costs were paid during the nine months ended September 30, 2001, resulting in a remaining accrual of $2.0 at September 30, 2001.

8.  Significant Transactions:

Planned Dispositions of Certain Subsidiaries

  CNA is attempting to sell certain subsidiaries and expects the sales to be completed in early 2002. The assets being held for disposition include the United Kingdom subsidiaries of CNA Re and certain other subsidiaries. CNA anticipates that it will realize losses in connection with those sales. In determining the anticipated loss from these sales, CNA estimated sales proceeds, transactional costs, lease termination costs, employee related costs and the cost of certain reinsurance transactions. The sale of the United Kingdom insurance subsidiary will be subject to regulatory approval. During the second quarter of 2001, an estimated loss of $278.4 (after taxes and minority interest) was recorded in connection with these planned dispositions.

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

  MARC assumed approximately $294.0 of liabilities (primarily future policy benefits and claim reserves) and approximately $209.0 in assets (primarily uncollected premiums and deferred policy acquisition costs). The net gain from the reinsurance transaction, which is subject to certain post-closing adjustments, has been recorded as deferred revenue and will be recognized in income over the next six months as CNA Life Re's assumed contracts are novated to MARC.

  The CNA Life Re business contributed net earned premiums of $66.0 and $172.0 and pre-tax operating income of $7.0 and $23.0 for the three and nine months ended September 30, 2000, respectively.

9.  Business Segments:

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, an 89% owned subsidiary); the manufacture and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 53% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary). Each operating entity is responsible for the operation of its specialized business and is headed by a chief executive officer having the duties and authority commensurate with that position.

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

  The following tables set forth the Company's consolidated revenues and income by business segment:

                                             Three Months Ended         Nine Months Ended
                                               September 30,              September 30,
                                            -----------------------------------------------
                                               2001         2000        2001         2000
                                            -----------------------------------------------

Revenues (a):
  CNA Financial:
    Property and casualty . . . . . . . .   $ 1,755.6     $2,831.5  $ 5,257.0    $ 7,559.5
    Life  . . . . . . . . . . . . . . . .       449.1        468.3    1,498.9      1,287.4
    Group . . . . . . . . . . . . . . . .       994.8      1,046.8    2,760.3      2,927.8
    Other Insurance . . . . . . . . . . .       (50.7)       (37.8)     (21.3)      (138.1)
                                            -----------------------------------------------
   Total CNA Financial  . . . . . . . . .     3,148.8      4,308.8    9,494.9     11,636.6
  Lorillard . . . . . . . . . . . . . . .     1,228.7      1,124.6    3,461.4      3,267.4
  Loews Hotels  . . . . . . . . . . . . .        71.1         82.9      247.1        248.7
  Diamond Offshore  . . . . . . . . . . .       244.1        174.2      707.8        518.0
  Bulova  . . . . . . . . . . . . . . . .        35.4         42.1      100.0        114.9
  Corporate . . . . . . . . . . . . . . .       112.8         24.7      252.2        (58.6)
                                            -----------------------------------------------
  Total . . . . . . . . . . . . . . . . .   $ 4,840.9     $5,757.3  $14,263.4    $15,727.0
                                            ===============================================

Income (loss) before taxes, minority
 interest and cumulative effect of
 changes in accounting principles:
  CNA Financial:
    Property and casualty . . . . . . . .   $  (152.3)    $  732.5  $(2,484.1)   $ 1,445.4
    Life  . . . . . . . . . . . . . . . .        19.3        100.8      267.4        220.2
    Group . . . . . . . . . . . . . . . .       (40.7)        63.1       25.0        119.8
    Other Insurance . . . . . . . . . . .       (56.3)       (81.6)     (93.6)      (263.6)
                                            -----------------------------------------------
   Total CNA Financial  . . . . . . . . .      (230.0)       814.8   (2,285.3)     1,521.8
  Lorillard . . . . . . . . . . . . . . .       376.8        320.1      781.2        905.8
  Loews Hotels  . . . . . . . . . . . . .         (.4)         7.8       23.4         34.9
  Diamond Offshore  . . . . . . . . . . .        71.4         15.4      175.7         65.2
  Bulova  . . . . . . . . . . . . . . . .         2.7          6.5       10.3         20.1
  Corporate . . . . . . . . . . . . . . .        71.0        (20.9)     125.3       (201.6)
                                            -----------------------------------------------
  Total . . . . . . . . . . . . . . . . .   $   291.5     $1,143.7  $(1,169.4)   $ 2,346.2
                                            ===============================================

Net income (loss) (a):
  CNA Financial:
    Property and casualty  . . . . . . . .  $   (81.0)    $  427.9  $(1,445.2)   $   838.7
    Life . . . . . . . . . . . . . . . . .       10.4         57.4      151.5        126.3
    Group  . . . . . . . . . . . . . . . .      (22.6)        36.7       17.3         70.0
    Other Insurance  . . . . . . . . . . .      (39.4)       (40.4)     (73.6)      (141.5)
                                            -----------------------------------------------
   Total CNA Financial  .. . . . . . . . .     (132.6)       481.6   (1,350.0)       893.5
  Lorillard  . . . . . . . . . . . . . . .      229.9        198.7      474.4        559.3
  Loews Hotels . . . . . . . . . . . . . .         .1          5.0       15.2         22.5
  Diamond Offshore  . .  . . . . . . . . .       22.7          4.5       55.2         19.2
  Bulova . . . . . . . . . . . . . . . . .        1.5          3.6        5.7         11.1
  Corporate  . . . . . . . . . . . . . . .       44.1        (13.8)      75.6       (131.8)
                                            -----------------------------------------------
                                                165.7        679.6     (723.9)     1,373.8
  Cumulative effect of changes in
    accounting principles - net. . . . . .                              (53.3)
                                            -----------------------------------------------
  Total  . . . . . . . . . . . . . . . . .  $   165.7      $ 679.6  $  (777.2)   $ 1,373.8
                                            ===============================================

  (a) Investment gains (losses) included in Revenues and Net income (loss) are as follows:

                                             Three Months Ended         Nine Months Ended
                                                September 30,              September 30,
                                            -----------------------------------------------
                                               2001         2000        2001         2000
                                            -----------------------------------------------

Revenues:
  CNA Financial:
    Property and casualty  . . . . . . . .  $   (30.3)   $   540.5  $   628.9    $   846.5
    Life  . . . .  . . . . . . . . . . . .       11.8         24.8      155.5          7.0
    Group . . . . . . . . . . . .. . . . .       13.7         43.5       37.1         63.4
    Other Insurance  . . . . . . . . . . .        5.4         (3.0)     118.3         (7.3)
                                            -----------------------------------------------
   Total CNA Financial . . . . . . . . . .         .6        605.8      939.8        909.6
  Corporate and other  . . . . . . . . . .       71.9        (19.0)     125.7       (167.8)
                                            -----------------------------------------------
   Total . . . . . . . . . . . . . . . . .  $    72.5    $   586.8  $ 1,065.5    $   741.8
                                            ===============================================

Net income (loss):
  CNA Financial:
    Property and casualty  . . . . . . . .  $   (14.8)   $   305.9  $   309.0    $   478.0
    Life . . . . . . . . . . . . . . . . .        6.6         13.7       87.8          4.0
    Group  . . . . . . . . . . . . . . . .        7.6         24.4       20.8         35.7
    Other Insurance  . . . . . . . . . . .        1.0         (1.2)      62.2         (4.1)
                                            -----------------------------------------------
   Total CNA Financial . . . . . . . . . .         .4        342.8      479.8        513.6
  Corporate and other  . . . . . . . . . .       44.7        (12.4)      75.7       (109.1)
                                            -----------------------------------------------
   Total . . . . . . . . . . . . . . . . .  $    45.1    $   330.4  $   555.5    $   404.5
                                            ===============================================

10. Legal Proceedings and Contingent Liabilities:

    INSURANCE RELATED

Tobacco Litigation
------------------

  Four insurance subsidiaries of CNAF are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. ("Liggett"). The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in the Delaware Superior Court, New Castle County, on January 26, 2000. The lawsuit, which involves numerous insurers, concerns coverage issues relating to over one thousand tobacco-related claims asserted against Liggett over the past 20 years. However, Liggett only began submitting claims for coverage under the policies in January 2000. The trial court granted the CNA insurance subsidiaries' summary judgment motions that they have no duty to defend or to indemnify as to a number of representative lawsuits. The Delaware Supreme Court has accepted an appeal to these rulings. CNA believes its coverage defenses are strong; and therefore, based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation should not materially affect the financial condition, results of operations or cash flows of CNA.

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

    NON-INSURANCE

TOBACCO RELATED

  Approximately 4,725 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 4,325 of these cases. Lawsuits continue to be filed against

Lorillard and other manufacturers of tobacco products. Several of the lawsuits also name the Company as a defendant. Among the 4,725 pending product liability cases, approximately 1,250 cases are pending in a West Virginia court. Another group of approximately 2,900 cases have been brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits and is a defendant in most of the cases pending in West Virginia.

  Excluding the flight attendant and West Virginia suits, approximately 575 product liability cases are pending against U.S. cigarette manufacturers. Of these 575 cases, Lorillard is a defendant in approximately 250 cases. The Company is a defendant in approximately 50 actions, although it has not received service of process of approximately 15 of them.

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

  In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending more than 40 years ago. These cases are generally referred to as "filter cases." Approximately 20 filter cases are pending against Lorillard.

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

  To the extent the Company is a defendant in any of the lawsuits described in this section, the Company believes that it is not a proper defendant in these matters and has moved or plans to move for dismissal of all such claims against it. Litigation is subject to many uncertainties and it is possible that some of these actions could be decided unfavorably.

  SIGNIFICANT RECENT DEVELOPMENTS -

  During November of 2001, the California Court of Appeal, First Appellate District, affirmed the trial court's final judgment in favor of the plaintiff in the case of Henley v. Philip Morris Inc. During 1999, a jury in the Superior Court of California, San Francisco County, found in favor of plaintiff at trial and awarded her $1.5 in actual damages and $50.0 in punitive damages. The trial court subsequently reduced the punitive damages award to $25.0. Philip Morris has stated it intends to appeal the ruling to the California Supreme Court. Neither the Company nor Lorillard are defendants in this matter.

  As of November 6, 2001, trial was proceeding in the case of Blankenship, et al. v. R.J. Reynolds Tobacco Company, et al., a class action case in the Circuit Court of Ohio County, West Virginia. Lorillard is a defendant in the case.

  Jury selection began during June of 2001 in the case of Scott v. The American Tobacco Company, et al., a class action case in the District Court of Orleans Parish, Louisiana. The Louisiana Court of Appeals and the Louisiana Supreme Court, in response to writ applications initiated by the defendants, excused a total of nine jurors or alternate jurors. The Supreme Court directed the trial court to re-open the jury selection process in order to select additional alternate jurors. As of November 6,

2001, the selection process was proceeding. Lorillard is a defendant in the case.

  On October 29, 2001, the United States Supreme Court denied petitions for writ of certiorari filed by the plaintiffs in three Reimbursement cases in which non-U.S. governments filed suit, Republic of Guatemala, Republic of Nicaragua and Ukraine. The plaintiffs sought review of the rulings that dismissed their suits and of the decisions that affirmed the dismissals. Lorillard was a defendant in the case in which Ukraine was the plaintiff.

  On October 25, 2001, the California Court of Appeals affirmed the dismissal of a Reimbursement case in which labor unions were the plaintiffs, Operating Engineers Local 12, et al. As of November 6, 2001, the deadline for the plaintiffs to seek further appellate review of the order had not expired. Lorillard was a defendant in the case.

  On October 5, 2001, a jury returned a verdict in favor of the defendants in Tompkin v. Brown & Williamson Tobacco Corp., et al., a conventional product liability case in the United States District Court for the Northern District of Ohio. Plaintiff has filed a motion for new trial that has not been ruled by the court. Lorillard is a defendant in the case.

  The Superior Court of Los Angeles County, California reduced the amount of punitive damages awarded by the jury in the case of Boeken v. Philip Morris, a conventional product liability case, from $3.0 billion to $100.0 million. Philip Morris has noticed an appeal to the California Court of Appeals from the trial court's final judgment, which reflected both the jury's verdict in favor of the plaintiff and the reduction of the punitive damages award. Neither Lorillard nor the Company were defendants in the suit.

  The United States District Court for the Eastern District of New York has entered a final judgment in favor of the plaintiff in the case of Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris Incorporated, et al., a reimbursement case. In the trial, the jury heard evidence as to the claims of only one of the plan plaintiffs, Empire Blue Cross and Blue Shield ("Empire"). The final judgment reflected the jury's June 4, 2001, verdict in which it awarded damages against the defendants. Empire was awarded $1.5 from Lorillard. The final judgment reflects post-judgment interest in the amount of $0.1 from Lorillard. As of November 6, 2001, the deadline for parties to file appeals from the final judgment had not expired. Plaintiffs' counsel has sought costs from the defendants in the amount of approximately $39.0. As of November 6, 2001, the court was scheduled to hear argument concerning the attorneys' fees request during December 2001.

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

  Lorillard recorded pre-tax charges of $309.0, $281.6, $890.3 and $829.5 for the three and nine months ended September 30, 2001 and 2000, respectively, to account for its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

  In addition, as part of the Master Settlement Agreement, the Original Participating Manufacturers committed to work cooperatively with the tobacco growing community to address concerns about the potential adverse economic impact on that community. On January 21, 1999, the Original Participating Manufacturers reached an agreement to establish a $5,150.0 trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris paid more than its market share in 1999 but will have its payment obligations reduced in 2009 and 2010 to make up for the overpayment. Of the total $5,150.0, a total of $1,100.0 was paid in 1999, 2000 and 2001,
$61.4 of which was paid by Lorillard. Lorillard believes its remaining payments under the agreement will total approximately $454.0. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of new increases in state or federal excise taxes on tobacco products that benefits the tobacco growing community.

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

  CONVENTIONAL PRODUCT LIABILITY CASES - Conventional product liability cases are cases in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, due to use of smokeless tobacco products, or due to cigarette or nicotine dependence or addiction. Plaintiffs in most conventional product liability cases seek unspecified amounts in compensatory damages and punitive damages. Lorillard is a defendant in approximately 1,300 of these cases. This total includes approximately 1,150 cases pending in West Virginia that are part of a consolidated proceeding. Additional cases are pending against other cigarette manufacturers. The Company is a defendant in 11 of the conventional product liability cases, although seven of the cases have not been served on the Company. The Company is not a defendant in any of the conventional product liability cases pending in West Virginia.

  Since January 1, 1999, 19 cases filed by individuals have been tried. Lorillard was a defendant in four of the 19 cases, and juries returned verdicts in favor of the defendants in each of these four matters. The Company was not a defendant in any of the 19 conventional product liability cases tried since January 1, 1999.

  Lorillard was not a defendant in 15 of the conventional product liability cases tried since January 1, 1999. Juries have returned verdicts in favor of the defendants in ten of these 15 cases. In the five cases decided in plaintiffs' favor, juries have awarded various amounts. In a 2000 case, a Florida jury awarded plaintiff $0.2 in actual damages but declined to award punitive damages. In a June 2001 verdict, as discussed above, a California jury awarded the plaintiff approximately $5.5 in actual damages and $3,000.0 in punitive damages, although the trial court subsequently reduced the punitive damages award to $100.0. The three other cases in which juries found in favor of the plaintiffs resulted in awards of $51.5 by a California jury in 1999 (reduced to $26.5 by the trial court); $80.3 by an Oregon jury in 1999 (reduced to $32.8 by the trial court); and $21.5 by a California jury in 2000.

  As a result of pending appeals or post-trial motions, plaintiffs have not been able to execute on any of the judgments reflecting these five adverse verdicts. In the Florida case that resulted in the award of $0.2, the trial court granted defendant's post-trial motion and entered judgment in favor of the defendant. Plaintiff, however, has noticed an appeal. Defendants have noticed appeals in the four other cases. During November of 2001, the California Court of Appeal affirmed the judgment in which a California plaintiff was awarded $26.5. The defendant in the case has announced it plans to notice an appeal from the decision to the California Supreme Court.

  During 2001, juries have returned verdicts in six conventional product liability cases. Verdicts in favor of the defendants were returned in five of the cases, including the two in which Lorillard was a defendant. The sixth, and the only one resolved in favor of the plaintiffs during 2001, was the California case discussed above in which plaintiff was awarded punitive damages.

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

  Some additional cases are scheduled for trial during the remainder of 2001 against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products. Various trials are also scheduled for 2002 and beyond. These trials include a consolidated trial of the cases brought by approximately 1,250 West Virginia smokers or users of smokeless tobacco products that is scheduled to begin during March 2002. Lorillard is a defendant in some of the cases set for trial, including the consolidated West Virginia trial. The trial dates are subject to change.

  The California Supreme Court is reviewing decisions by the California Court of Appeals as to whether a California statute bars claims against cigarette manufacturers if the claims accrued between 1988 and 1998. Several cases against cigarette manufacturers, including Lorillard, have been dismissed based on application of the statute in question.

FLIGHT ATTENDANT CASES - There are approximately 2,900 cases pending in the Circuit Court of Dade County, Florida against Lorillard and three other U.S. cigarette manufacturers in which the plaintiffs are present or former flight attendants, or the estates of deceased flight attendants, who allege injury as a result of exposure to environmental tobacco smoke in the aircraft cabin. The Company is not a defendant in any of the flight attendant cases.

  The suits were filed as a result of a settlement agreement on October 10, 1997 by the parties to Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement was approved by the trial court on February 3, 1998. Pursuant to the settlement agreement, among other things, Lorillard and three other U.S. cigarette manufacturers paid approximately $300.0 to create and endow a research institute to study diseases associated with cigarette smoke. In addition, the settlement agreement permitted the plaintiff class members to file individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

  During October 2000, the Circuit Court of Dade County, Florida entered an order that may be construed to hold that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. It is not clear how the trial judges will apply this order. Defendants noticed an appeal from the October 2000 order to the Third District of the Florida Court of Appeal. The Court of Appeal issued an order during October 2001 that dismissed defendants' appeal as premature. Defendants filed a motion for rehearing, for rehearing en banc or, in the alternative, for certification of the October 2001 order to the Florida Supreme Court. As of November 6, 2001, the Court of Appeal had not ruled on whether it would grant rehearing or the certification as defendants requested.

  As of November 6, 2001, trial had been held in one of the flight attendant cases. On April 5, 2001, a jury in the Circuit Court of Dade County, Florida returned a verdict in favor of Lorillard and the other defendants in the case of Fontana v. Philip Morris Incorporated, et al. The court entered final judgment in favor of the defendants and denied plaintiff's post-trial motions. Plaintiff has noticed an appeal to the Third District of the Florida Court of Appeal.

  Additional flight attendant cases are set for trial. As of November 6, 2001, approximately 15 such cases were scheduled for trial between December 2001 and April 2002. It is possible that several of the flight attendant cases will be tried in 2002 and thereafter.

  CLASS ACTIONS - There are approximately 45 purported class action cases pending against cigarette manufacturers and other defendants. Of these approximately 45 cases, Lorillard is a defendant in approximately 25, five of which also name the Company as a defendant. In addition, two cases that name both the Company and Lorillard as defendants have not been served on any of the parties. Many of the purported class actions are in the pre-trial, discovery stage, although trial proceedings were under way in two of the matters as of November 6, 2001. Most of the suits seek class certification on behalf of residents of the states in which the cases have been filed, although some suits seek class certification on behalf of residents of multiple states. Plaintiffs in all but two of the purported class actions seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. In one of the two remaining purported class action cases, plaintiffs seek class certification on behalf of individuals who paid insurance premiums. Plaintiffs in the other remaining suit seek class certification on behalf of U.S. residents under the age of 22 who purchased cigarettes as minors and who do not have personal injury claims. Plaintiffs in some of the reimbursement cases, which are discussed below, also seek certification of such cases as class actions.

  Various courts have ruled on motions for class certification in smoking and health-related cases. In twelve state court cases, which were pending in five states and the District of Columbia, courts have denied plaintiffs' class certification motions. In another 15 cases, cigarette manufacturers have defeated motions for class certification before either federal trial courts or courts of appeal from cases pending in 12 states and the Commonwealth of Puerto Rico. The denial of class certification in a New York federal court case, however, was due to the court's interest in preserving judicial resources for a potentially broader class certification ruling in In re Simon (II) Litigation, which is discussed below. In six cases in which Lorillard is a defendant, plaintiffs' motions for class certification have been granted and appeals either have been rejected at the interlocutory stage or, in one case, the plaintiffs' claims were resolved through a settlement agreement. These six cases are Broin (which was the matter concluded by the settlement agreement and discussed under "Conventional Product Liability Cases - Flight Attendant Cases"), Engle, Scott, Blankenship, Daniels and Brown.

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

  The Engle case: Trial began during July 1998 in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). The trial court, as amended by the Florida Court of Appeal, granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who have been injured or have died from medical conditions allegedly caused by their addiction to cigarettes containing nicotine.

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

  On November 6, 2000, the Circuit Court of Dade County, Florida, entered a final judgment in favor of the plaintiffs that reflects the jury's three verdicts in favor of the plaintiffs. The judgment also provides that the jury's awards bear interest at the rate of 10% per year. The court's final judgment denied various of defendants' post-trial motions, which included a motion for new trial and a motion seeking reduction of the punitive damages award. Lorillard has noticed an appeal from the final judgment to the Third District of the Florida Court of Appeal and has posted its appellate bond in the amount of $100.0 pursuant to Florida legislation limiting the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, during May of 2001, Lorillard and two other defendants jointly contributed a total of $709.0 to a fund that will not be recoverable by them even if challenges to the judgment are resolved in favor of the defendants. As a result, the class has agreed to a stay of execution, referred to as the Engle agreement, on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court. Lorillard contributed a total of $200.0 to this fund, which included the $100.0 that was previously posted as collateral for its appellate bond. Accordingly, Lorillard has recorded a pre-tax charge of $200.0 in the quarter ended June 30, 2001.

  In the event that Lorillard's balance sheet net worth falls below $921.2 (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle agreement would terminate and the class would be free to challenge the Florida legislation.

  In addition, the Engle agreement requires Lorillard to obtain the written consent of class counsel or the court prior to selling any trademark of or formula comprising a cigarette brand having a U.S. market share of 0.5% or more during the preceding calendar year. The Engle agreement also requires Lorillard to obtain the written consent of the Engle class counsel or the court to license to a third party the right to manufacture or sell such a cigarette brand unless the cigarettes to be manufactured under the license will be sold by Lorillard.

  Now that the jury has awarded punitive damages and final judgment has been entered, Lorillard believes that it is unclear how the Punitive Damages Order will be implemented. The Punitive Damages Order provides that the lump-sum punitive damage amount will be allocated equally to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damage amount, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The Punitive Damages Order does not address whether defendants would be required to pay the punitive damage award prior to a determination of claims of all class members, which is Phase Three of the trial plan, a process that could take years to conclude. The final judgment entered by the court on November 6, 2000 directs that the amounts awarded by the jury are to be paid immediately. Phase Three would address potentially hundreds of thousands of other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

  Lorillard has been named in five separate lawsuits that are pending in the Florida courts in which the plaintiffs claim that they are members of the Engle class, that all liability issues associated with their claims were resolved in the earlier phases of the Engle proceedings, and that trials on their claims should proceed immediately. Lorillard is opposing trials of these actions on the grounds that they should be considered during Phase Three claims of the Engle case and should be stayed while the Engle appeal is proceeding.

  Lorillard remains of the view that the Engle case should not have been certified as a class action. Lorillard believes that class certification in the Engle case is inconsistent with the majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard has challenged the class certification, as well as numerous other legal errors that it believes occurred during the trial. The Company and Lorillard believe that an appeal of these issues on the merits should prevail.

  Other Class Action Cases: Trial began during January of 2001 in the case of Blankenship v. American Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997), but a mistrial was declared while plaintiffs were presenting their evidence. Re-trial began during September of 2001 and was proceeding as of November 6, 2001. During 2000, the court granted plaintiffs' motion for class certification. The court has ruled that the class consists of West Virginia residents who were cigarette smokers on or after January 31, 1995; who had a minimum of a five-pack per year smoking history as of December 4, 2000; who have not been diagnosed with certain medical conditions; and who have not received health care funded by the State of West Virginia. The West Virginia Supreme Court of Appeals declined to review defendants' petition for a writ of prohibition against the class certification ruling. Plaintiffs seek the creation of a fund, the purpose of which would be to pay for class members to receive medical monitoring for chronic obstructive pulmonary disease, emphysema and lung cancer. The case is being tried pursuant to a multi-phase trial plan. The first phase, which was in trial as of November 6, 2001, addresses issues "common" to the class members' claims, including matters relating to the defendants' alleged liability and the necessity and reasonableness of plaintiffs' proposed medical monitoring plan. The court has not specified the issues to be addressed in the trial's subsequent phases. Lorillard is a defendant in the case.

  Jury selection began during June of 2001 in the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). A twelve-member jury and ten alternate jurors were selected, but the Louisiana Court of Appeals and the Louisiana Supreme Court, in response to writ applications initiated by the defendants, excused a total of nine jurors or alternate jurors. The Supreme Court directed the trial court to re-open the jury selection process in order to select additional jurors. In their writ application, defendants contended that several selected jurors had family members who were potential members of the class certified by the trial court, and that the selected jury was biased against the defendants. As of November 6, 2001, the trial court was in the process of selecting new jurors. The trial court has certified a class comprised of residents of the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who allege that defendants undermined compliance with the warnings on cigarette packages. Lorillard is a defendant in the case.

  During December 2000, the Superior Court of San Diego County, California issued an order in the case of Daniels v. Philip Morris, Incorporated, et al., that granted plaintiffs' motion for class certification on behalf of California residents who, while minors, smoked at least one cigarette between April 1994 and December 31, 1999. The California Supreme Court rejected defendants' writ application from the class certification ruling. Trial in this matter is scheduled to begin during May 2002, although the court has indicated that trial may be delayed until July 2002. Lorillard is a defendant in this action.

  During April 2001, the Superior Court of San Diego County, California in the case of Brown v. The American Tobacco Company, Inc., et al., granted in part plaintiff's motion for class certification and certified a class comprised of residents of California who smoked at least one of defendants' cigarettes "during the applicable time period" and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that defendants violated California Business and Professions Code Sections 17200 and 17500. The court subsequently defined "the applicable class period" for plaintiffs' claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. Trial is scheduled to begin during October 2002. Lorillard is a defendant in the case.

REIMBURSEMENT CASES - In addition to the cases settled by the State Settlement Agreements described above, approximately 55 other suits are pending, comprised of cases brought by the U.S. federal government, county governments, city governments, unions, American Indian tribes, hospitals or hospital districts, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds allegedly expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including injunctive relief, indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in some of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in some of the cases seek medical monitoring. Lorillard is named as a defendant in all of the reimbursement cases except for a few of those filed in U.S. courts by foreign governments. The Company is named as a defendant in approximately 30 of the pending reimbursement cases, although it has not received service of two of these matters.

  U.S. Federal Government Action - The U.S. federal government filed a reimbursement suit on September 22, 1999 in the U.S. District Court for the District of Columbia against Lorillard, other U.S. cigarette manufacturers, some parent companies and two trade associations. The Company is not a defendant in this action. Plaintiff asserted claims under the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act. The government alleges in the complaint that it has incurred costs of more than $20,000.0 annually in providing health care costs under several federal programs, including Medicare, military and veterans' benefits programs, and the Federal Employee Health Benefits Program. The federal government seeks to recover an unspecified amount of health care costs, and various types of relief, including disgorgement of profits, injunctive relief and declaratory relief that defendants are liable for the government's future costs of providing health care resulting from the defendants' alleged wrongful conduct.

  During September 2000, the court granted in part and denied in part defendants' motion to dismiss the complaint. The court dismissed plaintiff's claims asserted under the Medical Care Recovery Act as well as those under the Medicare as Secondary Payer provisions of the Social Security Act. The court denied the motion as to plaintiff's claims under the Racketeering Influenced and Corrupt Organizations Act. Plaintiff sought modification of the trial court's order as it related to the dismissal of the Medical Care Recovery Act claim. In an amended complaint filed during February 2001, plaintiff attempted to replead the Medicare as Secondary Payer claim. In a July 2001 decision, the court reaffirmed its dismissal of the Medical Care Recovery Act claims. The court also dismissed plaintiff's reasserted claims under the Medicare as Secondary Payer Act. The court has denied a motion for intervention and a proposed complaint in intervention filed by the Cherokee Nation Tribe on behalf of a purported nationwide class of American Indian tribes.

  In June of 2001, the government invited defendants in the lawsuit, including Lorillard, to meet to discuss the possibility of a settlement of the government's case. Lorillard participated in one such meeting and no further meetings are scheduled.

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by the nations of Belize, Bolivia, Ecuador, Guatemala, Honduras, Kyrgyz, Nicaragua, Panama, the Russian Federation, Tajikistan, Thailand, Ukraine and Venezuela, as well as ten Brazilian states, 11 Brazilian cities and one Canadian province. Both the Company and Lorillard have been named as defendants in the cases filed by Belize, Bolivia, Ecuador, Honduras, Kyrgyz, the Russian Federation, Tajikistan, Ukraine and Venezuela, the ten Brazilian states, the 11 Brazilian cities and the Canadian province. The Company has not received service of process of the cases filed by Honduras or Venezuela. The suits filed by Ecuador, Kyrgyz and Thailand have been voluntarily dismissed by the plaintiffs. A federal court of appeals has affirmed the trial court's orders dismissing the cases filed by Guatemala, Nicaragua and Ukraine and the United States Supreme Court has denied the petitions for writ of certiorari filed by the three nations. The case filed by the Province of Ontario, Canada is pending on appeal following the entry of an order granting defendants' motion to dismiss the complaint. In addition, Lorillard and the Company were dismissed from two suits that remain pending against other defendants. One of these cases was filed by the Marshall Islands, while the plaintiff in the second suit is one of the Brazilian states. Each of the remaining cases is in the pre-trial, discovery stage.

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

  Reimbursement Cases by Indian Tribes - American Indian Tribes are the plaintiffs in five pending reimbursement suits. Most of these cases have been filed in tribal courts. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the pending tribal cases. One of the five cases is on appeal from a final judgment entered in favor of the defendants. Each of the four other pending cases is in the pre-trial, discovery stage.

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

  In addition, two suits filed by hospitals or hospital districts are pending. Lorillard is named as a defendant in both of the pending hospital or hospital district cases. The Company is not named as a defendant in either of the pending hospital or hospital district cases. In one additional suit, a city governmental entity and several hospitals or hospital districts are plaintiffs. The Company is a defendant in this case.

  Reimbursement Cases By Labor Unions - Seven reimbursement cases are pending in various federal or state courts in which the plaintiffs are labor unions, their trustees or their trust funds. Lorillard is a defendant in each of these suits. The Company is a defendant in two of the pending suits. Approximately 75 union cases have been dismissed in recent years. Some of these cases were dismissed voluntarily, while others were dismissed as a result of defendants' motions. Appeals were sought from some of these dismissal rulings and defendants have prevailed in each of these appeals. The Second, Third, Fifth, Seventh, Eighth, Ninth and Eleventh Circuit Courts of Appeal have found in favor of the defendants in each of the appeals from dismissal orders entered by the federal trial courts that were submitted to them, and the U.S. Supreme Court has denied petitions for writ of certiorari that sought review of some of these decisions. In addition, the Circuit Court of Appeals for the District of Columbia has reversed a decision by a district court refusing to dismiss four union cases. Several cases pending in state courts also have been dismissed, including a suit in California in which plaintiffs sought class certification on behalf of other labor union trust funds.

  Trial has been held in one of the reimbursement cases brought by labor unions. On March 18, 1999, the jury in Iron Workers Local Union No. 17 Insurance Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Ohio, Eastern Division, filed May 20, 1997) returned a verdict in favor of the defendants, which included Lorillard, on all counts of plaintiffs' complaint. During pre-trial proceedings, the court granted plaintiffs' motion for class certification on behalf of funds in Ohio established under the Taft-Hartley Act. Plaintiffs voluntarily dismissed the appeal they noticed following the verdict.

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

  During 2001, trial has been held in two of Eastern District of New York cases: Falise, a contribution case, and Blue Cross and Blue Shield of New Jersey (trial was limited to the claims of only one plan plaintiff), a reimbursement case described under "Significant Recent Developments."

  Following conclusion of the trial in Blue Cross and Blue Shield of New Jersey, described under "Significant Recent Developments," the U.S. District Judge stayed the claims asserted in the suit by the other plan plaintiffs pending resolution of the appeals the court expects the parties in the trial to file. The U.S. District Judge also stayed several of the cases involving cigarette manufacturers pending before the judge.

  CONTRIBUTION CLAIMS - In addition to the foregoing cases, approximately 15 cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action, although it has not received service of process of one of them. The Company is named as a defendant in three of the cases but has not received service of process of one of them. As noted under "Eastern District of New York Litigation," on June 29, 2001, plaintiffs in the Falise case dismissed their suit and gave up their right to file suit in the future. The remaining cases are in the pre-trial, discovery stage.

  FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than forty years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 20 filter cases are pending in federal and state courts against Lorillard. The Company is not a defendant in any of the pending filter cases. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Trials have been held in fifteen such cases. Five such trials have been held since 1999. Juries have returned verdicts in favor of Lorillard in 11 of the 15 trials. Four verdicts have been returned in plaintiffs' favor. In a 1995 trial, a California jury awarded plaintiffs approximately $1.2 in actual damages and approximately $0.7 in punitive damages. In a 1996 trial, another California jury awarded plaintiff approximately $0.15 in actual damages. In a 1999 trial, a Maryland jury awarded plaintiff approximately $2.2 in actual damages. In a 2000 trial, a California jury awarded plaintiffs $1.1 in actual damages and the case was settled prior to a determination of punitive damages.

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

  On October 16, 2001 a three judge panel of the First Circuit Court of Appeals reversed a District Court ruling and upheld as constitutional a Massachusetts law requiring cigarette and smokeless tobacco manufacturers to disclose the ingredients added to their products on a brand-by-brand basis. The District Court had agreed with the tobacco manufacturers in ruling that the compelled disclosure was an unconstitutional taking of trade secrets. Lorillard and the other manufacturers filed a petition for an en banc rehearing on October 30, 2001. To date, the First Circuit has not issued a ruling on the petitions.

  OTHER LITIGATION - The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

11. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000 and the results of operations for the three and nine months and changes in cash flows for the nine months ended September 30, 2001 and 2000.

      Results of operations for the third quarter and the first nine months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------------

OVERVIEW

  The Company reported net income for the third quarter ended September 30, 2001 of $165.7 million or $.85 per share, compared to $679.6 million or $3.45 per share in 2000. Net investment gains (after taxes and minority interest) amounted to $45.1 million in the third quarter of 2001, compared to gains of $330.4 million in the third quarter of 2000.

  Net operating income, which excludes net investment gains and losses, for the third quarter of 2001 was $120.6 million or $.62 per share, compared to $349.2 million or $1.77 per share in 2000. The lower results in the current quarter are primarily due to losses of $264.6 million after taxes and minority interest at CNA related to the September 11, 2001 World Trade Center attack and related events ("WTC").

  Net operating income is calculated by deducting net investment gains or losses (investment gains or losses after deduction of related income taxes and minority interests) and the cumulative effect of a change in accounting principle, net of tax and minority interest, from net income. Analysts following our stock have advised us that such information is meaningful in assisting them in measuring the performance of our insurance subsidiaries. In addition, it is used in management's discussion of the results of operations for the insurance related segments due to the significance of the amount of net investment gains or losses. Net operating income is also a common measure throughout the insurance industry. Net realized investment gains are excluded from this operating measure because investment gains or losses related to CNA's available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

  Net loss for the nine month period in 2001 was $777.2 million or $3.95 per share, compared to net income of $1,373.8 million or $6.90 per share in 2000. The loss was primarily attributable to CNA's second quarter reserve charge of $1.8 billion after taxes and minority interest, the above-mentioned WTC reserve charge of $264.6 million after taxes and minority interest, and the charge of $121.0 million after taxes that was taken at Lorillard in the second quarter related to the agreement with the Engle class.

  The net loss in 2001 includes net investment gains after taxes and minority interest of $555.5 million or $2.83 per share compared to gains of $404.5 million or $2.03 per share in the comparable period of the prior year. The net loss also includes a charge for accounting changes of $53.3 million or $.27 per share, related to accounting for derivative instruments at the CNA subsidiary.

  Revenues in the third quarter of 2001 amounted to $4.8 billion compared to $5.8 billion in the comparable 2000 quarter. Revenues declined $1.0 billion in the third quarter partly due to a decline in investment income of $.6 billion at the CNA subsidiary. Revenues for the nine month period were $14.3 billion in 2001, compared to $15.7 billion in 2000.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial
-------------

  Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 89% owned subsidiary of the Company.

Property and Casualty
---------------------

  The property and casualty segment is comprised of the following operating units of CNA: Agency Market Operations, Specialty Operations, Reinsurance Operations, Global Operations and Risk Management.

  Revenues decreased by $1,075.9 and $2,302.5 million or 38.0% and 30.4%, and net income decreased by $508.9 and $2,283.9 for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods of the prior year.

World Trade Center Catastrophe

  During the third quarter of 2001, CNA experienced a severe catastrophe loss estimated at $468.0 million pre-tax net of reinsurance related to the WTC catastrophe. The loss estimate is based on a total industry loss of $50.0 billion and includes all lines of insurance. The current estimate takes into account CNA's substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance program. Loss estimates are subject to considerable uncertainty. Subsequent developments on claims arising out of the WTC catastrophe could result in an increase in the total estimated loss, which could be material to the results of operations.

  The following table provides management's estimate of pre-tax losses related to this catastrophe on a gross basis (before reinsurance) and a net basis (after reinsurance).

                                            Three Months Ended September 30, 2001
                          ----------------------------------------------------------------------
                                                       (In millions)

                                                                     After tax,
                                                                      Minority
                                                                    Interest And
                                           (1)         After tax   Corp. Aggregate
                                        Pre-tax Net  and Minority   Reinsurance
                          Gross Losses    Impact       Interest        Benefit         Net
                          ----------------------------------------------------------------------

Agency Market Operations  $     85.0   $    57.0     $     32.0       $  23.0     $      9.0
Specialty Operations . .        15.0        15.0            9.0           4.0            5.0
CNA Re . . . . . . . . .       662.0       410.0          232.0          78.0          154.0
Global Operations  . . .       199.0        15.0            9.0           3.0            6.0
Risk Management  . . . .       290.0       128.0           72.0          38.0           34.0
                          ----------------------------------------------------------------------
Total property and
 casualty  . . . . . . .     1,251.0       625.0          354.0         146.0          208.0
Group Operations . . . .       322.0        80.0           45.0                         45.0
Life Operations  . . . .        75.0        22.0           12.0                         12.0
                          ----------------------------------------------------------------------
Total  . . . . . . . . .  $  1,648.0   $   727.0     $    411.0       $ 146.0     $    265.0
                          ======================================================================

(1) Pre-tax impact of the WTC catastrophe before the corporate aggregate reinsurance treaties.
    The net impact includes $85.0 million of reinstatement and additional premiums.

Second Quarter 2001 Prior Year Reserve Strengthening

  During the second quarter of 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years that are discussed in further detail below. CNA completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted. In the area of asbestos and environmental pollution and other mass tort claims ("APMT"), CNA reviewed internal claims data as well as studies generated by external parties, including a significant industry analysis of asbestos and environmental pollution exposures by an international rating agency. As a result of these various reviews, management concluded that ultimate losses, including losses for APMT, will be higher in the range of possible outcomes than previously estimated. CNA recorded a pre-tax charge of $2.6 billion to strengthen reserves ($1.5 billion after taxes and minority interest) associated with a change in estimate of prior year net loss and allocated loss adjustment expense reserves ("loss reserves"), including $1.2 billion pre-tax ($0.7 billion after taxes and minority interest) related to APMT.

  The non-APMT adverse loss development was the result of recent analyses of several businesses. The non-APMT reserve principally related to commercial insurance coverages including automobile liability and commercial multiple-peril, assumed reinsurance and healthcare related coverages.

  Approximately $600.0 million, excluding the impact of the corporate aggregate reinsurance treaty, of the adverse loss development is a result of analyses of several coverages provided to commercial entities written by various segments of CNA. These analyses showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril. In addition, the number of commercial automobile liability claims was higher than expected. Finally, several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

  An analysis of CNA Re's assumed reinsurance business showed that the paid and reported losses for recent accident years were higher than expectations and resulted in an increase of net reserves of approximately $560.0 million, excluding the impact of the corporate aggregate reinsurance treaty. The estimated ultimate loss ratios for these recent accident years have been revised to reflect the paid and reported losses.

  Approximately $320.0 million, excluding the impact of the corporate aggregate reinsurance treaty, of adverse loss development occurred in Specialty Operations and was caused by coverages provided to healthcare related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities were higher than expected. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected.

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

Aggregate Reinsurance Treaties

  In 1999, CNA entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property-casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, "losses") ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 million of losses with an aggregate limit of $1.0 billion of losses for the three-year period. The ceded premiums are a percentage of ceded losses and for each full $500.0 million of limit the premium is $230.0 million. The second section of the Aggregate Cover, which is available for accident year 2001 only, provides additional coverage of up to $510.0 million of losses for a maximum premium of $310.0 million. Under the

Aggregate Cover, interest expense on the funds withheld accrues at 8.0% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest expense is accrued would increase to 8.25% per annum.

  In the first quarter of 2001, CNA triggered the coverage under the second section of the Aggregate Cover for the 2001 accident year. CNA has ceded losses and the related ceded premium to this section in all quarters of 2001. In the third quarter, as a result of losses related to the WTC catastrophe the limit under this section has been exhausted. In the second quarter of 2001, the significant reserve additions fully utilized the limit on the 1999 accident year under the first section. No losses have been ceded to the remaining $500.0 million of limit on accident years 2000 and 2001 under the first section.

  The impact of the Aggregate Cover on pre-tax operating results was as follows:


                                                        September 30, 2001
                                                    --------------------------
                                                        Three         Nine
                                                    Months Ended  Months Ended
                                                    --------------------------
                                                            (In millions)

Ceded earned premiums . . . . . . . . . . . . .        $ (83.0)      $ (543.0)
Ceded claim and claim adjustment expenses . . .          288.0        1,010.0
Interest charges  . . . . . . . . . . . . . . .          (11.0)         (70.0)
                                                    --------------------------
Pre-tax benefit on operating results  . . . . .        $ 194.0       $  397.0
                                                    ==========================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of $750.0 million to $825.0 million of losses depending on CCC's 2001 actual premium volume. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Covers discussed above. Under the CCC Cover, interest expense on the funds withheld generally accrues at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. In the third quarter, as a result of significant losses related to the WTC catastrophe, significant recoveries were recorded under this treaty.

  The impact of the CCC Cover on pre-tax operating results was as follows:


                                                        September 30, 2001
                                                    --------------------------
                                                        Three         Nine
                                                    Months Ended  Months Ended
                                                    --------------------------
                                                            (In millions)

Ceded earned premiums . . . . . . . . . . . . .        $(232.0)      $(234.0)
Ceded claim and claim adjustment expense  . . .          427.0         427.0
Interest charges  . . . . . . . . . . . . . . .          (15.0)        (15.0)
                                                    --------------------------
Pre-tax benefit on operating results . . . . . .       $ 180.0       $ 178.0
                                                    ==========================

  The pre-tax benefit from the Aggregate Cover and the CCC Cover for the property-casualty segment on estimated losses related to the WTC catastrophe, the second quarter of 2001 reserve adjustment and all other losses ("Core") was as follows:

                                                  September 30, 2001
                                             -----------------------------
                                                  Three           Nine
                                              Months Ended    Months Ended
                                             -----------------------------

WTC catastrophe . . . . . . . . . . . .      $    259.0         $  259.0
Second quarter 2001 reserve adjustment                             223.0
Core . . . . . . . . . . . . . . . . .            115.0             93.0
                                             -----------------------------
Pre-tax benefit on operating results . .     $    374.0          $ 575.0
                                             =============================

2001 Restructuring

  In the second quarter of 2001, CNA finalized and approved a restructuring plan related to its information technology operations (the "IT Plan"). The overall goal of the IT Plan was to improve technology for the underwriting function and throughout CNA, and to eliminate inefficiencies in the deployment of IT resources. The changes facilitate a strong focus on enterprise-wide system initiatives. The IT Plan had two main components: (1) the reorganization of IT resources into the Technology Solutions Group with a structure based on centralized, functional roles; and (2) the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support CNA's strategies.

  In connection with the IT Plan, CNA incurred $62.0 million, pre-tax, of restructuring and other related charges, primarily related to planned reductions in the workforce of approximately 260 positions (gross and net), and software and hardware asset write-offs for the nine months ended September 30, 2001. There were no charges recorded in the third quarter of 2001. See
Note 7 of the Notes to Consolidated Condensed Financial Statements for further details regarding this restructuring.

  The IT Plan is not expected to result in decreased operating expense in the foreseeable future. This is because savings from the workforce reduction will be used to fund new technology-related initiatives.

  As of September 30, 2001, an accrual of approximately $13.0 million exists related to the IT Plan. Approximately $12.0 million of the accrual relates to workforce reductions with the remainder relating to other costs. Approximately $8.0 million of this accrual is expected to be paid out during the remainder of 2001.

  The following table summarizes the pre-tax effect of these costs on CNA's operating segments. Because future savings from the restructuring will be used to fund corporate information technology initiatives, the majority of these costs were borne by the Other Insurance segment.

                                                           Nine Months Ended
                                                           September 30, 2001
                                                           -------------------
                                                              (In millions)

Property and Casualty Operations . . . . . . . . . . . .           $  8.0
Life Operations  . . . . . . . . . . . . . . . . . . . .             17.0
Other Insurance  . . . . . . . . . . . . . . . . . . . .             37.0
                                                                   ------
                                                                   $ 62.0
                                                                   ======

  In connection with CNA's efforts to reduce its expense structure to better align expenses with expected premium volume, CNA is in the process of undertaking a restructuring initiative. CNA is currently evaluating the impact of this restructuring initiative and expects to finalize a plan in the fourth quarter. In connection with this plan, CNA expects to take a restructuring charge before the end of the year. Since the plan has not been finalized, the amount of the restructuring charge or whether CNA will realize the expected benefit of any restructuring activities is unknown. Any restructuring charge may be material and may have an adverse material effect on results of operations.

Written Premium Adjustment

  The CNA property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with statutorily required changes in recording written premiums. The change in timing of recording written premiums has no impact on net earned premiums or net income. The effect of the adjustments made to written premiums was an increase of $31.0 and a decrease of $87.0 million for the three and nine months ended September 30, 2001, respectively.

Operating Results

  The following table summarizes key components of the property-casualty segment operating results for the three and nine months ended September 30, 2001 and 2000. The ratios for 2001 are presented with and without the 2001 second quarter charges related to reserve strengthening, restructuring and other related charges, and the effect of the corporate aggregate reinsurance treaties. The discussion of property-casualty underwriting losses and ratios following the table excludes these items to provide a more meaningful analysis of the underlying business results.

                                                 Three Months Ended          Nine Months Ended
                                                   September 30,                September 30,
                                            ----------------------------------------------------
                                                  2001           2000          2001        2000
                                            ----------------------------------------------------
                                                                   (In millions)

Net earned premiums  . . . . . . . . . .    $  1,367.0    $   1,743.0    $  3,386.0   $ 5,116.0
Underwriting loss  . . . . . . . . . . .        (401.0)        (212.0)     (3,923.0)     (573.0)
Net operating (loss) income  . . . . . .         (75.0)         142.0      (2,015.0)      415.0

Ratios:
 Loss and loss adjustment expense  . . .          85.5%          78.1%        164.2%       77.4%
 Expense . . . . . . . . . . . . . . . .          41.0           32.9          49.1        32.6
 Dividend  . . . . . . . . . . . . . . .           2.8            1.1           2.5         1.2
                                            ----------------------------------------------------
 Combined  . . . . . . . . . . . . . . .         129.3%         112.1%        215.8%      111.2%
                                            ====================================================

Adjusted underwriting loss . . . . . . .    $   (176.0)                  $   (531.0)
                                            ====================================================

2001 adjusted ratios excluding the WTC
 catastorphes, corporate covers,
 reserve adjustment and restructuring
 and other related charges:

 Loss and loss adjustment expense  . . .          73.4%                        74.2%
 Expense . . . . . . . . . . . . . . . .          35.1                         35.4
 Dividend  . . . . . . . . . . . . . . .           2.4                          1.8
                                            -----------                  -----------
 Combined  . . . . . . . . . . . . . . .         110.9%                       111.4%
                                            ===========                  ===========

  Net operating income for the property-casualty segment decreased $188.2 million in the third quarter of 2001 as compared with the same period in 2000. This decline was primarily related to the September 11, 2001 World Trade Center and related events ("WTC") catastrophe which had an estimated impact, including the benefit of corporate aggregate reinsurance treaties, of $207.2 million (after tax and minority interest) for the property-casualty segment. In addition, net operating income for the third quarter of 2001 decreased $33.9 million (after tax and minority interest) due to a decline in limited partnership income. Partially offsetting these declines was a benefit of $65.3 million (after tax and minority interest) related to corporate aggregate reinsurance treaties for core operations.

  Based upon the significance of the third quarter of 2001 corporate aggregate reinsurance treaties and the WTC catastrophe, the following discussion of underwriting results and ratios for the property-casualty segment in comparison with prior periods excludes the impact of these items to provide a more meaningful analysis of the current underlying business results. The adjusted combined ratio decreased 1.2 points for the property-casualty segment to 110.9% for the three months ended September 30, 2001 as compared with the same period in 2000 and adjusted underwriting results improved $36.0 million. The adjusted loss ratio decrease of 4.7 points to 73.4% is due to improved current year underwriting results primarily in most commercial lines, except for workers' compensation, and Reinsurance Operations. The adjusted expense ratio increased 2.2 points to 35.1% due primarily to the reduced net earned premium base, partially offset by reduced operating expenses in Reinsurance Operations as a result of reduced technology costs, Specialty Operations due to a continued focus on expense management, and decreased acquisition expenses for Agency Markets. The adjusted dividend ratio increased 1.3 points primarily as a result of adverse development in dividend reserves in Risk Management.

  Net earned premiums for the property-casualty segment decreased $376.0 million for the third quarter of 2001 compared with the same period in 2000. This decline was comprised of decreases in Agency Market Operations of $112.0 million, Specialty Operations of $67.0 million, Reinsurance Operations of $140.0 million, and Risk Management of $94.0 million. These decreases were partially offset by increases in net earned premiums for Global Operations of $37.0 million.

  Net earned premiums for Agency Market Operations decreased as a result of $64.0 million of ceded premiums related to the corporate aggregate reinsurance treaties and decreased premiums in the commercial workers' compensation and package lines of business and increased ceded premiums from other than the corporate aggregate reinsurance treaties. Net earned premiums for Specialty Operations decreased as a result of $18.0 million of ceded premiums related to the corporate aggregate reinsurance treaties and $24.0 million of increased ceded premiums related to finite reinsurance treaties. Reinsurance Operations net earned premiums decreased as a result of $125.0 million of ceded premiums related to the corporate aggregate reinsurance treaties and decreased net earned premiums for the London operations as a result of the announced intention to sell the United Kingdom subsidiaries of the Reinsurance Operations, partially offset by $89.0 million of reinstatement and additional premiums related to the WTC catastrophe. Net earned premiums decreased for Risk Management primarily due to $96.0 million of ceded premiums related to the corporate aggregate reinsurance treaties.

  Net earned premiums for Global Operations increased $37.0 million primarily as a result of growth in the commercial casualty and property lines in the European operations, production increases in surety lines, and growth in the workers' compensation line. These increases were partially offset by $12.0 million of additional ceded premiums arising from the corporate aggregate reinsurance treaties.

  Net operating income decreased $2,114.9 million for the first nine months of 2001 as compared with the same period in 2000. Net operating income decreased $1,818.3 million (after tax and minority interest) related to a change in estimate of prior year net loss and allocated loss adjustment expense reserves and retrospective premium accruals in the second quarter of 2001. This amount includes the impact of net reserve strengthening, the related increase in the accrual for insurance-related assessments and the ceded premiums and interest cost of the aggregate reinsurance treaty that attached due to the reserve strengthening. The effect of the increase in net prior year loss reserves was $1,498.0 million (after tax and minority interest), including $677.2 million

(after tax and minority interest) related to asbestos, environmental pollution and other mass tort claims. The remaining $368.0 million of the $2,089.0 million charge was recorded based upon the completion of a comprehensive study of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities.

  In addition to the impact of the second quarter of 2001 reserve strengthening, net operating income for the first nine months of 2001 decreased $207.2 million (after tax and minority interest), net of the related corporate aggregate reinsurance treaty benefit, due to the WTC catastrophe and $88.8 million (after tax and minority interest) due to a decline in limited partnership income. These declines were partially offset by a benefit of $53.1 million (after tax and minority interest) related to corporate aggregate reinsurance treaties on Core Operations.

  Based upon the significance of the charges related to the second quarter of 2001 reserve strengthening, restructuring and other related charges, the WTC catastrophe, and the corporate aggregate reinsurance treaties, the following discussion of underwriting results and ratios for the property-casualty segment in comparison with prior periods, excludes the impact of these items to provide a more meaningful analysis of the current underlying business results. The adjusted combined ratio increased 0.2 points for the nine months ended September 30, 2001 as compared with the same period in 2000 and the adjusted underwriting results for the property-casualty segments improved $42.0 million. The adjusted loss ratio decreased 3.2 primarily as a result of lower adverse development excluding the reserve charge, improved underwriting results across most commercial lines excluding workers' compensation, earned rate achievement and re-underwriting efforts undertaken last year in Commercial Insurance and Risk Management, as well as improvement in current year loss experience in Reinsurance Operations. The increase in the adjusted expense ratio of 2.8 points was primarily attributable to a decrease in the net earned premium base and a $55.0 million increase in acquisition expenses due to the write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business in the second quarter and the effect of the non-recurring ceding commission included in the first nine months of 2000 related to the sale of Personal Insurance to Allstate of $69.0 million.

  Net earned premiums for the property-casualty segment decreased $1,730.0 million for the first nine months of 2001 compared with the same period in 2000. This decline was comprised of decreases in Agency Market Operations of $838.0 million, Risk Management of $542.0 million, Specialty Operations of $55.9 million, and Reinsurance Operations of $350.0 million. These decreases were partially offset by increases in net earned premiums for Global Operations of $55.0 million.

  Net earned premiums for Agency Market Operations decreased primarily as a result of $321.0 million of ceded premiums related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from the second quarter of 2001 reserve strengthening, a change in estimate for involuntary market premium accruals and $100.0 million in adverse experience in retrospective premium accruals recorded in the second quarter of 2001 reserve strengthening (see explanation below). Net earned premiums for Risk Management decreased attributable to $265.0 million in adverse experience in retrospective premium accruals recorded in the second quarter of 2001 reserve strengthening (see explanation below), $232.0 million of ceded premiums related to the corporate aggregate reinsurance treaties, a change in estimate for involuntary market premium accruals and a continued focus on re-underwriting the book of business. Net earned premiums for CNA Re decreased as a result of $161.0 million of ceded premiums related to the corporate aggregate reinsurance treaties and decisions made for 2001 not to renew contracts, including multi-year contracts, that management believed did not meet its underwriting profitability targets. Net earned premiums for Specialty Operations decreased as a result of $36.0 million of ceded premiums related to the corporate aggregate reinsurance treaties and a decline in the healthcare professional liability business.

  Net earned premiums for Global Operations increased primarily as a result of growth in the commercial casualty and property lines in Europe and Canada, as well as production increases in surety lines. These increases were partially offset by $27.0 million of ceded premiums related to the corporate aggregate reinsurance treaties.

  The change in estimate related to retrospective premium receivables was based upon CNA's completion of a comprehensive study of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. The study included the review of all such retrospectively rated insurance policies and the current estimate of ultimate losses.

Group
-----

  Net earned premiums for Group Operations decreased $16.0 million, or 1.7%, to $931.0 million for the third quarter of 2001 as compared with the same period in 2000. Net earned premiums declined $66.0 million as a result of the sale of the Life Reinsurance business on December 31, 2000 and $39.0 million in the group reinsurance line of business primarily as a result of terminating unprofitable contracts with independent underwriting agencies that occurred in 2000. These declines were partially offset by increases of $78.0 million in Federal Markets, mainly due to the mail handlers health benefit plan, and growth of $11.0 million in Group Benefits, particularly in the disability lines.

  Net operating income decreased by $42.5 million to a loss of $30.2 million in the third quarter of 2001 as compared with income of $12.3 million for the same period in 2000. This decrease is primarily a result of losses related to the estimated WTC catastrophe of $34.0 million (after tax and minority interest) in the Group Benefits line of business and $11.3 million (after tax and minority interest) in group reinsurance. Net operating income also decreased due to the loss of income resulting from the sale of Life Reinsurance of $3.5 million and a decline of $3.5 million in limited partnership income in 2001. Partially offsetting these declines were improvements resulting from exiting unprofitable lines of business in 2000 and increased net investment income overall.

  Net earned premiums for Group Operations decreased $129.0 million, or 4.8%, to $2,579.0 million for the nine months ended September 30, 2001 as compared with the same period in 2000. Net earned premiums declined $172.0 million as a result of the sale of Life Reinsurance and $121.0 million in the group reinsurance line of business primarily as a result of terminating unprofitable contracts with independent underwriting agencies in 2000. These declines were partially offset by increases in Federal Markets of $114.0 million and in Group Benefits of $50.0 million, particularly in the disability and group long term care lines of business.

  Net operating income decreased by $37.8 million to a loss of $3.5 million for the first nine months of 2001 as compared with the same period in 2000. This decrease is related primarily to losses as a result of the estimated WTC catastrophe in the third quarter as discussed above. Net operating income also declined $13.1 million as a result of the sale of Life Reinsurance and $8.7 million due to a decline in limited partnership income. Partially offsetting these declines were improved group long term care results.

Life
----

  Sales volume for Life Operations decreased $35.0 million to $663.0 million for the third quarter of 2001 as compared with the same period in 2000. Sales volume decreased as a result of a decline in the sale of variable annuities, exiting the viatical line of business and declines in the Chile annuity business. Net earned premiums increased $12.0 million, or 5.1%, to $248.0 million for the third quarter of 2001 as compared with the same period in 2000. This improvement is primarily attributable to improved sales of structured settlement annuities and Long Term Care products, partially offset by declines in the Chile annuity business.

  Net operating income decreased by $39.9 million to $3.8 million for the third quarter of 2001 as compared with the same period in 2000. This decrease is related to the losses for the estimated WTC catastrophe of $12.2 million (after tax and minority interest), lower investment performance in the Index 500 product sold to institutions, decreased net investment income primarily due to a $4.4 million decline in limited partnership income, and higher mortality experience in the Universal Life business.

  Sales volume for Life Operations decreased by $96.0 million to $2,286.0 million for the nine months ended September 30, 2001 as compared with the same period in 2000. This decline was driven primarily by declines in the sales of variable annuities and as a result of exiting the viatical line of business. These declines were partially offset by increased renewals and increased new sales in Long Term Care products. Net earned premiums increased $66.0 million, or 9.8%, to $740.0 million for the nine months ended September 30, 2001 as compared with the same period in 2000. This improvement is primarily attributable to improved sales of structured settlement annuities and Long Term Care products, partially offset by declines in the Chile annuity business.

  Excluding restructuring charges, net operating income decreased by $47.6 million to $74.7 million for the nine months ended September 30, 2001 as compared with the same period in 2000. This decrease relates primarily to decreased net investment income due to a $14.8 million decline in limited partnership income and losses related to the estimated WTC catastrophe of $12.2 million. In addition, net operating income decreased as a result of lower investment yields in Long Term Care products and lower investment performances in the Index 500 product.

Other Insurance
---------------

  The Other Insurance segment consists of interest expense on CNA's corporate borrowings, certain run-off insurance operations, asbestos claims related to Fibreboard Corporation, financial guaranty insurance contracts, and certain non-insurance operations, including eBusiness initiatives.

  Net operating losses remained flat at $39.4 million and $73.6 million for the third quarter and first nine months of 2001 as compared to the same periods of 2000.

  Included in the nine months ended September 30, 2001 was $23.0 million in restructuring and other related charges. See Note 7 of the Notes to Consolidated Condensed Financial Statements for the discussion of Restructuring and Other Related Charges.

Environmental Pollution and Other Mass Tort and Asbestos Reserves

  CNA's property-casualty insurance companies have potential exposures related to environmental pollution and other mass tort and asbestos claims. In the second quarter of 2001, CNA recorded $1.2 billion pre-tax in reserve strengthening relating to asbestos, environmental pollution and other mass tort exposures. This reserve strengthening for asbestos, environmental pollution and other mass tort claims was based on a management review of developments with respect to these exposures conducted in the second quarter, as well as a review of the results of CNA's annual analysis of these claims.

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

  Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. These claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an "absolute pollution exclusion". CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2000 or the first nine months of 2001, and it is unclear what positions Congress or the administration and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA's results of operations and/or financial position.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

  As of September 30, 2001 and December 31, 2000, CNA carried approximately $649.0 and $347.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. There was no environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended September 30, 2001. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended September 30, 2000 amounted to $15.0 million. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the nine months ended September 30, 2001 and 2000 amounted to $453.0 and $36.0 million. The Company made environmental pollution-related claim payments and other mass tort-related claim payments of $135.0 and $153.0 million in calendar year 2000 and the nine months ended September 30, 2001 respectively, net of reinsurance.

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

  As of September 30, 2001 and December 31, 2000, CNA carried approximately $1,233.0 and $603.0 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos net claim and claim adjustment expense reserve development for the three months ended September 30, 2001. Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended September 30, 2000 amounted to $12.0 million. Unfavorable asbestos net claim and claim adjustment expense reserve development for the nine months ended September 30, 2001 and 2000 amounted to $769.0 and $43.0 million. CNA made asbestos-related claim payments of $126.0 and $78.0 million in calendar year 2000 and the nine months ended September 30, 2001 respectively, net of reinsurance, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation. CNA has attempted to manage its asbestos exposures by aggressively resolving old accounts.

  The reserve strengthening in the second quarter of 2001 for asbestos-related claims was based on a management review of developments with respect to these exposures conducted in the second quarter, as well as a review of the results of CNA's annual analysis of these claims. This analysis indicated a significant increase in claim counts for asbestos-related claims. The factors that have led to the deterioration in claim counts include, among other things, intensive advertising campaigns by lawyers for asbestos claimants and the addition of new defendants such as the distributors and installers of asbestos containing products. New claim filings increased significantly in 2000 over 1999 and that trend continues thus far in 2001. The volume of new claims has caused the bankruptcies of numerous asbestos defendants. Those bankruptcies also may result in increased liability for remaining defendants under principles of joint and several liability.

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

  Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA's results of operations and/or financial condition.

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

  Revenues increased by $104.1 and $194.0 million, or 9.3% and 5.9%, and net income increased $31.2 million, or 15.7%, and decreased $84.9 million, or 15.2%, for the quarter and nine months ended September 30, 2001, respectively, as compared to the corresponding periods of the prior year.

  The increase in revenues was due to higher average unit prices which would have resulted in an aggregate increase of approximately $154.1 and $408.7 million, or 13.7% and 12.5%, respectively, but was partially offset by a decrease of approximately $40.2 and $213.4 million, or 3.6% and 6.5%, respectively, reflecting lower unit sales volume for the quarter and nine months ended September 30, 2001, as compared to the corresponding periods of the prior year. During the first nine months of 2001, Lorillard increased its net wholesale price of cigarettes by an average of $13.44 per thousand cigarettes ($.27 per pack of 20 cigarettes), or 12.8%. Federal excise taxes are included in the price of cigarettes and have remained constant at $17.00 per thousand units, or $.34 per pack of 20 cigarettes. On October 26, 2001, Lorillard increased the list price of all its brands by $2.50 per 1,000 cigarettes ($.05 per pack of 20 cigarettes).

  Lorillard's overall unit sales volume decreased by 2.5% and 5.4% for the quarter and nine months ended September 30, 2001, respectively, as compared to the corresponding periods of the prior year. Newport's unit sales volume increased by 4.6% and 2.0% for the quarter and nine month period, primarily as a result of the introduction of the Newport Medium line extension and strengthened promotional support, as compared to the corresponding periods of the prior year. The decrease in Lorillard's overall unit sales volume reflects lower unit sales of its Maverick and Old Gold brands in the discount market segment. This decline reflects increased competition in the discount segment and continued limitations imposed by Philip Morris's merchandising arrangements and general competitive conditions. Overall, industry unit sales volume decreased by 2.5% for the nine months ended September 30, 2001.

  Lorillard's share of wholesale cigarette shipments was 9.6% for the nine months ended September 30, 2001, as compared to 9.9% for the corresponding period of the prior year. Newport, a premium brand, accounted for 84.6% and 78.5% of Lorillard's unit sales for the nine months ended September 30, 2001 and 2000, respectively. Newport's market share of the U.S. premium segment was 10.9% and 10.5% for the nine months ended September 30, 2001 and 2000, respectively.

  Lorillard recorded pre-tax charges of $309.0, $281.6, $890.3 and $829.5 million for the quarter and nine months ended September 30, 2001 and 2000 ($188.2, $168.1, $542.2 and $495.0 million after taxes), respectively, to accrue its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. Funds required for the industry payment obligations have been provided by Lorillard's operating activities. See Note 10 of the Notes to Consolidated Condensed Financial Statements in Item I.

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

  Net income declined in the nine months ended September 30, 2001, due to a charge of $121.0 million (net of taxes) to record the effect of the Engle agreement discussed in Liquidity and Capital Resources. Excluding this charge, net income would have increased by $36.1 million, or 6.5%, for the nine months ended September 30, 2001, as compared to the corresponding period of the prior year. Net income increased $31.2 million, or 15.7%, for the quarter ended September 30, 2001, as compared to the prior year. The increase in net income reflects higher wholesale prices, partially offset by lower unit sales volume and increased sales promotional expenses, mostly in the form of coupons and other discounts provided to retailers and passed through to the consumer partially offset by the impact of wholesale price increases.

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

Loews Hotels
------------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues decreased by $11.8 and $1.6 million, or 14.2% and .6%, respectively, and net income decreased $4.9 million and $7.3, for the quarter and nine months ended September 30, 2001, respectively, as compared to the corresponding periods of the prior year.

  Revenues decreased primarily due to lower occupancy rates, partially offset by the addition of the Philadelphia hotel which commenced operations in spring of 2000. The decline in revenues reflects the continued economic weakness and the impact of the September 11, 2001 WTC attack. Net income declined for the quarter and nine months ended September 30, 2001, due primarily to the lower revenues and increased depreciation expenses related to the Philadelphia hotel, partially offset by lower pre-opening costs.

Diamond Offshore
----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 53% owned subsidiary of the Company.

  Revenues increased by $69.9 and $189.8 million, or 40.1% and 36.6%, and net income increased by $18.2 and $36.0 million, for the quarter and nine months ended September 30, 2001, respectively, as compared to the corresponding periods of the prior year. Revenues and net income included a gain from the sale of a drilling rig of $13.9 and $4.7 million, respectively, for the nine months ended September 30, 2000.

  Revenues from high specification floaters and other semisubmersible rigs increased by $59.2 and $136.2 million, or 34.0% and 26.3%, for the quarter and nine months ended September 30, 2001, as compared to the corresponding periods of the prior year. These increases reflect higher utilization ($9.8 and $35.8 million) and dayrates ($32.9 and $54.7 million) for the quarter and nine months ended September 30, 2001, as compared to the corresponding periods of the prior year. Revenue generated by the Ocean Confidence, which began a five-year drilling program in the Gulf of Mexico on January 5, 2001 after completion of a conversion to a high specification semisubmersible drilling unit ($16.5 and $45.7 million for the quarter and nine months ended September 30, 2001), also contributed to the increase in revenues.

  Revenues from jackup rigs increased by $16.9 and $59.8 million, or 9.7% and 11.5%, due primarily to increased dayrates ($22.3 and $64.6 million) for the quarter and nine months ended September 30, 2001.

  Net income for the quarter and nine months ended September 30, 2001 increased due primarily to the increased revenues discussed above, partially offset by increased interest and depreciation expenses.

Bulova
------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Revenues decreased by $6.7 and $14.9 million, or 15.9% and 13.0%, and net income declined by $2.1 and $5.4 million, or 58.3% and 48.6%, for the quarter and nine months ended September 30, 2001, respectively, as compared to the corresponding periods of the prior year. Revenues and net income decreased due primarily to royalty income of $5.5 and $3.0 million, respectively, reported in the prior year's nine month period related to the settlement of a contract dispute. The decline in revenues for the quarter and nine month period also reflects lower watch and clock unit sales volume due primarily to the continued economic downturn, partially offset by higher watch unit prices.

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

  The components of investment gains (losses) included in Corporate operations are as follows:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
                                             ---------------------------------------------------
                                                2001            2000       2001            2000
                                             ---------------------------------------------------
                                                                   (In millions)

Revenues:
  Derivative instruments (1) . . . . . . .   $   .3          $ (21.2)    $   4.5       $ (158.4)
  Fixed maturities . . . . . . . . . . . .     12.4              6.9        24.3           10.9
  Equity securities, including short
   positions (1) . . . . . . . . . . . . .     50.8             (4.5)       75.8          (17.5)
  Short-term investments, primarily U.S.
   government securities . . . . . . . . .      8.4              (.2)       21.1           (2.8)
                                             ---------------------------------------------------
                                               71.9            (19.0)      125.7         (167.8)
Income tax (expense) benefit . . . . . . .    (25.2)             6.6       (44.0)          58.7
Minority interest  . . . . . . . . . . . .     (2.0)                        (6.0)
                                             ---------------------------------------------------
     Net income (loss) . . . . . . . . . .   $ 44.7          $ (12.4)    $  75.7       $ (109.1)
                                             ===================================================

  (1) Includes gains (losses) on short sales, equity index futures and options aggregating $36.8, $16.9, $22.8 and $(110.3), for the quarter and nine months ended September 30, 2001 and 2000, respectively.

  Exclusive of securities transactions, revenues decreased $2.8 million, or 6.4%, and increased by $17.3 million, or 15.8%, and net income increased $.8 and $22.6 million for the quarter and nine months ended September 30, 2001, as compared to the corresponding periods of the prior year. Revenues decreased for the quarter due to lower investment income, partially offset by increased results from shipping operations. Revenues increased for the nine months and net income increased for the quarter and nine months ended September 30, 2001 reflecting improved operating results from shipping operations, as compared to operating losses recorded in the prior year's periods, due to increased demand and charter rates in the crude oil tanker markets. Net operating results also benefited from reduced interest expense, partially offset by lower investment income for the quarter and nine months ended September 30, 2001.

Liquidity and Capital Resources:
-------------------------------

CNA Financial
-------------

  The principal operating cash flow sources of CNA's property-casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the nine months ended September 30, 2001, net cash used in operating activities was $767.1 million as compared with $895.8 million for the same period in 2000. The improvement related primarily to decreased paid claim and claim adjustment expenses, partially offset by increased payments of income taxes.

  For the nine months ended September 30, 2001, net cash inflows from investment activities was $408.0 million as compared with $1,312.0 million for the same period in 2000. Cash flows from investing activities were principally related to increased net purchases of invested assets related to investing $1.0 billion of proceeds from the rights offering completed in the third quarter of 2001.

  Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments. For the nine months ended September 30, 2001, net cash provided from financing activities was $317.0 million as compared with $395.0 million used for the same period in 2000. CNA completed a common stock rights offering on September 26, 2001 successfully raising $1.0 billion (40.3 million shares sold at $25 per share). The Company purchased
38.3 million shares issued in connection with the rights offering for $957.0 million, and an additional .3 million shares in the third quarter of 2001 subsequent to the rights offering, increasing its ownership percentage of CNA to approximately 89%. Partially offsetting this cash inflow were reductions to the CNA's commercial paper borrowings of $610.0 million.

  Effective January 30, 2001, CNA sold the 180 Maiden Lane, New York, facility. The sale of this property provided additional liquidity to CNA with net sale proceeds of $277.0 million.

  CNA is closely managing the cash flows related to claims and reinsurance recoverables from the WTC catastrophe. It is anticipated that significant claims payments will be made prior to receipt of the corresponding reinsurance recoverables. CNA does not anticipate any liquidity problems resulting from these payments. As of November 2, 2001, CNA has paid $107.0 million in claims.

  CNA's estimated gross losses for the WTC catastrophe is $1,648.0 million pre-tax ($932.2 million after tax and minority interest). Approximately 41.0%, 40.0% and 17.0% of the reinsurance recoverables on the estimated losses related to the WTC catastrophe are from companies with Standard & Poor's ratings of AAA, AA or A, respectively.

  As of April 30, 2001, CNA replaced its $750.0 million revolving credit facility (the "Prior Facility") with a new $500.0 million revolving credit facility (the "New Facility"). No loans were outstanding under either the Prior Facility or the New Facility at anytime during 2001. The Prior Facility was scheduled to expire on May 10, 2001. The New Facility is split into two parts, a $250.0 million component with a 364-day expiration date (with an option by CNA to turn this part of the New Facility into a one-year term loan) and a $250.0 million component with a 3-year expiration date. CNA pays a facility fee, which varies based on the long-term debt ratings of CNA, to the lenders of the New Facility for having funds available for loans under both components of the New Facility. On October 10, 2001, S&P lowered CNA's long-term debt rating from BBB to BBB-. As a result of this action, the facility fee on the 364-day component increased from 12.5 basis points to 15 basis points and the facility fee on the 3-year component increased from 15 basis points to 17.5 basis points. If CNA's Moody's debt rating declines two levels from the current level, the facility fee goes to 20 basis points on the 364-day component and to 25 basis points on the 3-year component. The facility is subject to certain restrictive covenants.

  In addition to the facility fees, if CNA borrows under the New Facility, CNA at its current debt rating will pay an interest rate on outstanding loans equal to the London Interbank Offering Rate ("LIBOR") plus 60 basis points for the 364-day component and LIBOR plus 57.5 basis points for the 3-year component. If CNA's Moody's debt ratings is lowered two levels from the level, CNA will pay an interest rate on the outstanding loans equal to LIBOR plus 80 basis points for the 364-day component and LIBOR plus 75 basis points for the 3-year component.

  If CNA has outstanding loans equaling more than 50.0% of the amounts available under the New Facility, CNA also will pay a utilization fee of 12.5 basis points on such loans.

  The New Facility is used for general corporate purposes including support for the commercial paper program, which currently has $17.0 million of loans outstanding. There are currently no bank loans drawn under the facility.

  Following the announcement of second quarter 2001 results of operations, CNA's commercial paper rating was placed under review by Standard & Poor's ("S&P"). During the review period, CNA through an affiliated company held varying amounts of its commercial paper with the intent to put it back into the market after the review was completed. On October 10, 2001 S&P lowered CNA's commercial paper rating from A2 to A3, and maintained the CreditWatch Negative status.

  The commercial paper rating downgrade, the impacts of the WTC catastrophe, and an overall decline in the market will make it difficult, if not impossible, to reissue the commercial paper currently held by CCC. Management intends to seek alternative financing to replace CNA's commercial paper. CNA expects to finalize a refinancing plan in the fourth quarter. The financing costs on any new securities issued under this plan likely will have a higher cost than the commercial paper program being replaced. As of September 30, 2001, CNA through its affiliates held $383.0 million of its commercial paper.

  Each of the four rating agencies, A.M. Best, S&P, Moody's and Fitch, have undertaken reviews of all rated insurance industry companies following the September 11, 2001 WTC catastrophe.

  A.M. Best affirmed the ratings of the Continental Casualty Company ("CCC"), Continental Assurance Company ("CAC"), and Continental Insurance Company ("CIC") pools at "A." S&P lowered the CCC and CAC Pool ratings to "A-" and "A+" following their analysis of the impact of the second quarter reserve adjustment. CNA's senior debt and commercial paper ratings were also lowered to BBB- and A3. S&P has maintained the CreditWatch Negative status for all CNA ratings pending their review of the impact of the WTC catastrophe. Moody's has reaffirmed the ratings of CIC, CAC and commercial paper. As a result of the WTC catastrophe and second quarter reserve adjustment, CCC and the senior debt ratings remain under review. Management anticipates a decision on CCC's ratings to be made by Moody's within 4-6 weeks. Fitch affirmed the rating of CAC and placed CCC under review.

  On August 27, 2001, A.M. Best lowered the rating of CNA Re UK from "A-" to "B+" and changed the status to under review with developing implications. A.M. Best stated that the rating action follows uncertainty surrounding the future ownership and operating status of CNA.

  Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating.

Lorillard
---------

  Lorillard and other cigarette manufacturers continue to be confronted with a high level of litigation and regulatory issues. Lawsuits continue to be filed against Lorillard and other manufacturers of tobacco products. Approximately 4,725 product liability cases are pending against cigarette manufacturers in the United States. Of these, approximately 1,250 cases are pending in a West Virginia court, and approximately 2,900 pending cases are brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the pending flight attendant suits and is a defendant in most of the cases pending in West Virginia.

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

  Lorillard has noticed an appeal from the final judgment to the Third District of the Florida Court of Appeal and has posted its appellate bond in the amount of $100.0 million pursuant to Florida legislation limiting the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, during May of 2001, Lorillard and two other defendants jointly contributed a total of $709.0 million to a fund that will not be recoverable by them even if challenges to the judgment are resolved in favor of the defendants. As a result, the class has agreed to a stay of execution on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court. However, if Lorillard, Inc.'s balance sheet net worth (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000) falls below $921.2 million, the stay pursuant to the agreement would terminate and the class would be free to challenge the separate stay granted in favor of Lorillard pursuant to Florida legislation. The Florida legislation limits to $100.0 million the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. Lorillard contributed a total of $200.0 million to this fund, which included the $100.0 million that was initially posted as its appellate bond. Accordingly, results of operations for the nine months ended September 30, 2001, include Lorillard's second quarter pre-tax charge of $200.0 million.

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. Lorillard expects the cash payment to be made under the State Settlement Agreements in 2001 to be approximately $1.1 billion, $603.3 million of which Lorillard paid as of September 30, 2001. In future years, Lorillard estimates that those payments will exceed $1.0 billion per year. See "Results of

Operations" and Note 10 of the Notes to Consolidated Condensed Financial Statements for additional information regarding this settlement and litigation matters.

  The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard generated net cash flow from operations of approximately $1,015.9 million for the nine months ended September 30, 2001, compared to $796.4 million for the nine months ended September 30, 2000. The increased cash flow in 2001 reflects timing differences related to the cash payments for estimated taxes partially offset by the lower net income and additional cash payments related to the Engle agreement. Lorillard believes that cash flows from operating activities will be sufficient for the foreseeable future to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict its cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and can make no assurance that it will be able to meet all of those requirements.

  On October 26, 2001, Lorillard increased the list price of all its brands by $2.50 per 1,000 cigarettes ($.05 per pack of 20 cigarettes). The United States federal excise tax on cigarettes is presently $17.00 per 1,000 cigarettes ($.34 per pack of 20 cigarettes). The federal excise tax on cigarettes is scheduled to increase by $2.50 per 1,000 cigarettes in January 2002. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. Such actions may adversely affect Lorillard's volume, operating revenues and operating income.

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

  Diamond Offshore expects to spend $175.0 million for rig upgrade capital expenditures during 2001 with $110.0 million projected for the deepwater upgrade of the Ocean Baroness. During the nine months ended September 30, 2001, Diamond Offshore expended $88.5 million, including capitalized interest expense, primarily for the Ocean Baroness and Ocean Nomad rig upgrades. Upgrades were completed on the Ocean Nomad in April 2001.

  The expected delivery date of the Ocean Baroness is the end of the first quarter of 2002 at a cost expected to be approximately $180.0 million. During the first nine months of 2001, Diamond Offshore expended $66.5 million for the deepwater upgrade of the Ocean Baroness.

  Diamond Offshore has announced plans to upgrade another one of its Victory-class semisubmersibles, the Ocean Rover, to specifications similar to the enhanced Ocean Baroness. It is estimated that this upgrade will cost approximately $200.0 million with $25.0 million to be spent in 2001. The upgrade is expected to take approximately 19 months to complete.

  Diamond Offshore also announced plans to spend approximately $100.0 million over the next 12-24 months to upgrade six of its jack-up rigs. Approximately $20.0 million is estimated to be spent in 2001.

  During the nine months ended September 30, 2001, Diamond Offshore expended $73.9 million in association with its continuing rig enhancement program and to meet other corporate requirements. Diamond Offshore has budgeted $106.0 million for 2001 capital expenditures associated with its continuing rig enhancement program and other corporate requirements.

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

  On April 11, 2001, Diamond Offshore issued $460.0 million principal amount of 1.5% convertible senior debentures (the "1.5% Debentures") due April 15, 2031. The 1.5% Debentures are convertible into shares of Diamond Offshore's common stock at an initial conversion rate of 20.3978 shares per each $1,000 principal amount, subject to adjustment in certain circumstances. Upon conversion, Diamond Offshore has the right to deliver cash in lieu of shares of its common stock. The transaction resulted in net proceeds of approximately $449.1 million.

Bulova
------

  Funds from operations continue to exceed operating requirements. Bulova's cash and cash equivalents, and investments amounted to $16.9 million at September 30, 2001, as compared to $16.9 million at December 31, 2000. During the third quarter of 2001, Bulova purchased the Wittnauer trademarks for timepieces and related inventory and receivables for a purchase price of $11.6 million. The purchase price was funded from Bulova's existing working capital balances. Funds for other capital expenditures and working capital requirements are expected to be provided from operations.

Majestic Shipping
-----------------

  As previously reported in the Company's 2000 Annual Report on Form 10-K, a subsidiary and an affiliate of the Company have entered into agreements for new building of eight supertankers. In the quarter ended September 30, 2001, Hellespont Shipping Corporation, in which the Company owns a 49% voting interest, sold its contracts for construction of four supertankers. The gain on the transaction was not material. The total cost of the four remaining ships to be purchased by subsidiaries of Majestic Shipping Corporation, a wholly owned subsidiary of the Company, is estimated to amount to approximately $360.0 million. The financing for these ships will be provided by equity contributions by the Company and bank debt supported by the Company.

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

Insurance
---------

  The components of CNA's investment gains (losses) for the three and nine months ended September 30, 2001 and 2000 are presented in the following table.


                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                            ----------------------------------------------------
                                                2001            2000       2001            2000
                                             ---------------------------------------------------
                                                                   (In millions)

Investment gains (losses):
Fixed maturity securities:
  U.S. Government bonds . . . . . . . . .    $      49.2     $    24.0   $   155.7      $  21.2
  Corporate and other taxable bonds . . .          (73.2)        (17.9)      (78.8)       (68.0)
  Tax-exempt bonds  . . . . . . . . . . .            6.7          21.9        44.8        (25.2)
  Asset-backed bonds  . . . . . . . . . .                         (6.8)       55.3        (65.1)
  Redeemable Preferred Stock  . . . . . .                         (3.1)      (21.5)        (3.1)
                                             ---------------------------------------------------
Total fixed maturity securities . . . . .          (17.3)         18.1       155.5       (140.2)
Equity securities . . . . . . . . . . . .           38.4         612.6     1,125.9        986.9
Derivative securities . . . . . . . . . .          (28.1)         (7.8)      (25.6)        13.0
Other invested assets . . . . . . . . . .            7.6         (17.1)     (316.0)        49.9
                                             ---------------------------------------------------
Total realized investment gains . . . . .             .6         605.8       939.8        909.6
Income tax expense  . . . . . . . . . . .            (.3)       (211.4)     (388.5)      (318.4)
Minority interest . . . . . . . . . . . .             .1         (51.6)      (71.5)       (77.6)
                                             ---------------------------------------------------
Net investment gains  . . . . . . . . . .    $        .4     $   324.8   $   479.8      $ 513.6
                                             ===================================================

  Net realized investment gains decreased $324.3 million for the third quarter of 2001 compared with the same period in 2000. This change is primarily a result of realized gains in the third quarter of 2000 for the sale of Global Crossing Ltd. common stock ("Global Crossing") of $149.0 million (this position was entirely sold as of second quarter 2001) and Canary Wharf Group plc common stock ("Canary Wharf") of $192.0 million.

  Net realized investment gains decreased $33.7 million for the nine months ended September 30, 2001 as compared with the same period in 2000. This decrease is primarily a result of the estimated losses recorded for the planned dispositions of the United Kingdom subsidiaries of CNA Re described in more detail below as well as decreases in after tax gains from the sale of Canary Wharf of $29.6 million for the first nine months of 2001 as compared with $202.3 million in the same period of 2000. These declines were partially offset by after tax gains from the sale of Global Crossing and its related hedge of $563.2 million in the first nine months of 2001 as compared with $273.5 million in the same period of 2000 as well as gains of $50.5 million as adjusted, resulting from the sale of a New York real estate property and gains from the sale of fixed maturity security investments in the first quarter of 2001.

  CNA is attempting to sell certain subsidiaries and expects the sales to be completed in early 2002. The assets being held for disposition include the United Kingdom subsidiaries of CNA Re and certain other subsidiaries. CNA anticipates that it will realize losses in connection with those sales. In determining the anticipated loss from these sales, CNA estimated sales proceeds, transactional costs, lease termination costs, employee related costs and the cost of certain reinsurance transactions. The sale of the United Kingdom insurance subsidiary will be subject to regulatory approval. During the second quarter of 2001, an estimated realized loss of $278.4 million (after tax and minority interest) was recorded in connection with these planned dispositions.

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

  A summary of CNA's general account investments, at carrying value, are as follows:

                                                                     Change in
                                                                    Unrealized
                                           September 30, December 31,   Gains
                                               2001        2000       (Losses)
                                           ----------------------------------
                                                      (In millions)

Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies .    $  5,678.0  $ 5,298.0    $    84.0
  Asset-backed securities . . . . . . .       8,197.0    7,623.0        182.0
  Tax exempt securities . . . . . . . .       2,229.0    3,349.0        (45.0)
  Taxable securities  . . . . . . . . .      12,428.0   10,328.0        307.0
  Redeemable preferred stock  . . . . .          46.0       54.0
                                           -----------------------------------
     Total fixed maturity securities  .      28,578.0   26,652.0        528.0
Equity securities . . . . . . . . . . .       1,420.0    2,412.0     (1,236.0)
Short-term and other investments  . . .       6,382.0    6,058.0        (10.0)
                                           -----------------------------------
     Total  . . . . . . . . . . . . . .    $ 36,380.0  $35,122.0    $  (718.0)
                                           ===================================

                                                   September 30,  December 31,
                                                        2001          2000
                                                   ---------------------------
                                                          (In millions)

Short-term and other investments:
  Commercial paper  . . . . . . . . . . . . . .    $ 2,234.0       $ 3,291.0
  Money market funds  . . . . . . . . . . . . .      2,086.0           620.0
  U.S. Treasury securities  . . . . . . . . . .        162.0           383.0
  Others  . . . . . . . . . . . . . . . . . . .        306.0           429.0
Other investments . . . . . . . . . . . . . . .      1,594.0         1,335.0
                                                   ---------------------------
     Total short-term and other investments . .    $ 6,382.0       $ 6,058.0
                                                   ===========================

  CNA's general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

  Investments in the general account, excluding $89.0 million of net unrealized losses related to accounting for derivative instruments and hedging activities, had a total net unrealized gain of $681.0 million at September 30, 2001 compared with $1,310.0 million at December 31, 2000. The unrealized position at September 30, 2001 was composed of an unrealized gain of $629.0 million for fixed maturities, and a net unrealized gain of $61.0 million for equity securities and a net unrealized loss of $9.0 million in short-term investments.

  CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 91.0% and 93.0% of which were rated as investment grade at September 30, 2001 and December 31, 2000.

  At September 30, 2001 and December 31, 2000, approximately 97.0% and 98.0% of the general account portfolio were U.S. Government agencies or were rated by Standard & Poor's ("S&P") or Moody's Investors Service. The remaining bonds were rated by other rating agencies, outside brokers or CNA management.

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

  Included in CNA's general account fixed maturity securities at September 30, 2001 are $8,197.0 million of asset-backed securities, at fair value, consisting of approximately 61.0% in collateralized mortgage obligations ("CMOs"), 15.0% in U.S. government agency issued pass-through certificates, 15.0% in corporate asset-backed obligations and 9.0% in corporate mortgage-

backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

  Short-term investments at September 30, 2001 and December 31, 2000 primarily consisted of commercial paper and money market funds.

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

Accounting Standards
--------------------

  In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments" and Certain Hedging Activities (collectively referred to as SFAS No. 133). The initial adoption of SFAS No. 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS No. 133 resulted in a decrease to first quarter 2001 earnings of $53.3, net of taxes and minority interest of $33.0 and $8.0, respectively. Of this transition amount, approximately $50.5, net of taxes and minority interest, related to CNA's investments and investment-related derivatives. Because CNA already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $50.5 to shareholders' equity (accumulated other comprehensive income). The remainder of the transition adjustment is attributable to collateralized debt obligation products that are derivatives under SFAS No. 133. See Note 2 for a complete discussion of the Company's adoption of these accounting pronouncements.

  Effective January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles ("Codification") for preparing its statutory-basis financial statements. Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNA's insurance subsidiaries conduct business required adoption of Codification (with certain modifications). The Company's adoption of Codification, as modified, resulted in an increase in statutory capital and surplus of $24.0, which primarily relates to deferred tax assets offset by insurance-related assessments and pension-related liabilities.

  Additionally, CNA's property-casualty companies implemented a change, effective January 1, 2001, in the timing of recording written premiums for policies with future effective dates. This change was made in conjunction with changes required by Codification related to the recording of written premiums. The effect of this change was to reduce net written premiums by $87.0 for the nine months ended September 30, 2001. This change has no impact on net earned premiums or net income.

  On April 1, 2001 the Company adopted Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-
20). EITF 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. This issue did not have a significant impact on the results of operations or equity of the Company.

  In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. The Company will adopt this standard for any future business combinations.

  In June 2001, the FASB issued Statement SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for the Company will be January 1, 2002. The Company is in the process of quantifying the impact this new standard will have on its operations and intangible assets. Amortization of goodwill and intangible assets amounted to $4.8, $8.2, $16.9 and $20.8 for the three and nine months ended September 30, 2001 and 2000, respectively.

  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company is in the process of reviewing the impact this new standard may have on its operations and financial position.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 essentially applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this Statement is required for fiscal years beginning after December 15, 2001. The Company is in the process of reviewing the impact this new standard may have on its operations and financial position.

Forward-Looking Statements
--------------------------

  Certain statements made or incorporated by reference by the Company in this Report are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect", "intend", "plan", "anticipate", "estimate", "believe", "will be", "will continue", "will likely result", and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, statements regarding CNA's insurance business relating to asbestos, environmental pollution and mass tort claims, expected cost savings and other results from restructuring activities; statements regarding insurance reserves and statements regarding planned disposition of certain businesses; statements regarding litigation and developments affecting Lorillard's tobacco business including, among other things statements regarding claims, litigation and settlement, and statements regarding regulation of the industry; statements regarding Diamond Offshore's business including, without limitation, statements with respect to expenditures for rig conversion and upgrade, and oil and gas exploration and production activity.

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

  In addition to the factors noted above, all aspects of the operations of the Company and its subsidiaries are affected by the impact of general economic and business conditions, changes in financial markets (interest rate, credit, currency, commodities and equities) or in the value of specific investments; changes in domestic and foreign political, social and economic conditions, the economic effects of the September 11, 2001 terrorist attacks, the impact of judicial rulings and jury verdicts, regulatory initiatives and compliance with governmental regulations and various other matters, many of which are beyond the control of the Company and its subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the Consolidated Condensed Statements of Operations. Market risk exposure is presented for each class of financial instrument held by the Company at September 30, 2001 and December 31, 2000, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
                                         September 30, December 31,  September 30,  December 31,
                                                 2001         2000           2001          2000
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities . . . . . . . . . .       $ 247.1      $ 248.2         $(62.0)       $(62.0)
  Options - purchased . . . . . . . . .          23.5         22.7           (1.0)          4.0
          - written . . . . . . . . . .         (18.1)       (17.5)           5.0          (3.0)
  Index futures - long  . . . . . . . .                                      (2.0)
                - short . . . . . . . .                                                     1.0
  Short sales . . . . . . . . . . . . .        (162.4)      (201.1)          41.0          50.0
  Separate Accounts
                - Equity securities (a)           8.5          2.7           (2.0)         (1.0)
                - Other invested assets         373.6        404.3           (6.0)         (7.0)
Interest rate (2):
  Futures - long  . . . . . . . . . . .                                     (88.0)         17.0
          - short . . . . . . . . . . .                                       4.0         (52.0)
  Separate Accounts - Fixed maturity
                      securities  . . .         233.5        410.1           (4.0)         19.0
Commodities:
  Gold (3):
    Options - purchased . . . . . . . .           2.4         11.8           (2.0)        (12.0)
            - written . . . . . . . . .           (.5)                        1.0
------------------------------------------------------------------------------------------------

Note:  The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%,
       (2) an increase in interest rates of 100 basis points at September 30, 2001 and a decrease in interest rates of 100 basis points at December 31, 2000 and (3) an increase in gold prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)    In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(185.0) and $(245.0)
       at September 30, 2001 and December 31, 2000, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

  Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

Other than trading portfolio:

Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
                                        September 30,  December 31,  September 30,  December 31,
                                                2001          2000           2001          2000
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities:
    General accounts (a)  . . . . . . .    $ 1,418.9     $ 2,411.6      $  (343.0)    $  (456.0)
    Separate accounts . . . . . . . . .        144.8         212.4          (36.0)        (53.0)
  Other invested assets . . . . . . . .      1,344.4       1,333.0         (138.0)       (112.0)
  Separate Accounts - Other Invested
   Assets                                                    443.4                       (111.0)
Interest rate (2):
  Fixed maturities (a) (b)  . . . . . .     29,603.2      27,244.3       (1,380.0)     (1,458.0)
  Short-term investments (a)  . . . . .      8,513.6       9,100.3           (2.0)         (4.0)
  Other derivative securities . . . . .         (2.4)          2.1            4.0           1.0
  Separate Accounts (a):
    Fixed maturities  . . . . . . . . .      2,095.7       2,292.5         (116.0)       (118.0)
    Short-term investments  . . . . . .        162.0         150.4
  Long-term debt  . . . . . . . . . . .     (5,513.0)     (5,747.0)
------------------------------------------------------------------------------------------------

Note:  The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2)
       an increase in interest rates of 100 basis points.

(a)    Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(151.0) and $(581.0) at September 30, 2001 and December 31, 2000, respectively.

(b)    Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(147.0) and $(56.0) at September 30, 2001 and December 31, 2000.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes.

  Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at September 30, 2001 and December 31, 2000, with all other variables held constant.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on September 30, 2001 and December 31, 2000 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

  The Company's long-term debt, including interest rate swap agreements, as of September 30, 2001 and December 31, 2000 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $384.7 and $352.0 million at September 30, 2001 and December 31, 2000, respectively. A 100 basis point decrease would result in an increase in market value of $451.5 and $398.8 million at September 30, 2001 and December 31, 2000, respectively.

  The sensitivity analysis assumes an instantaneous shift in market interest rates changing by 100 basis points from their levels at September 30, 2001 and December 31, 2000, with all other variables held constant.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at September 30, 2001 and December 31, 2000, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at September 30, 2001 and December 31, 2000.

                               PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

  1. CNA is involved in various lawsuits including environmental pollution claims. Information involving such lawsuits is incorporated by reference to
Note 10 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2. As noted in Item 3 Legal Proceedings of the Company's Report on Form 10-K for the year ended December 31, 2000, Lorillard is defendant in various lawsuits seeking damages for cancer and health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information involving such lawsuits is incorporated by reference to such Item 3 Legal Proceedings. The Company is a defendant in some of these cases. Material developments in relation to the foregoing are described below. See
Note 10 of the Notes to Consolidated Condensed Financial Statements in Part I, which are incorporated by reference.

CONVENTIONAL PRODUCT LIABILITY CASES -

  On October 5, 2001, a jury in the United States District Court for the Northern District of Ohio returned a verdict in favor of the defendants, including Lorillard, in the case of Tompkin v. Brown & Williamson Tobacco Corp., et al. Plaintiff has filed a motion for new trial that has not been ruled by the court.

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

FLIGHT ATTENDANT CASES -

  On April 5, 2001, a jury in the Circuit Court, Eleventh Judicial Circuit, Dade County, Florida returned a verdict in favor of Lorillard and the other defendants in the case of Fontana v. Philip Morris Incorporated, et al. The court denied plaintiff's post-trial motions. Plaintiff has noticed an appeal from the trial court's final judgment in favor of the defendants to the Third District of the Florida Court of Appeal.

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

  In the case of Badillo v. American Tobacco Company, et al. (U.S. District Court, Nevada, filed October 8, 1997), the court has denied plaintiffs' motion for class certification. Plaintiffs have filed a motion to certify the class certification ruling for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit. The Company is a defendant in the case.

  In the case of Blankenship v. American Brands, Inc., et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997), the court has denied defendants' motion for class decertification. The first phase of re-trial began during September of 2001 and was proceeding as of November 6, 2001.

  In the case of Brown v. The American Tobacco Company, et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court granted in part plaintiff's motion for class certification and certified a class comprised of residents of California who smoked at least one of defendants' cigarettes "during the applicable time period" and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that defendants violated California Business and Professions Code Section 17200 and 17500. The court subsequently defined "the applicable class period" for plaintiffs' claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. Defendants have filed a writ proceeding with the California Court of Appeals from the class certification ruling. Trial has been scheduled to begin during October of 2002.

  In the case of Brown v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, Pennsylvania, filed October 16, 1998), the U.S. Court of Appeals for the Third Circuit has affirmed the trial court's order that granted defendants' motion to dismiss the complaint.

  In the case of Canter v. American Tobacco Company, et al. (Circuit Court, First Circuit, Hawaii, filed February 4, 1997), plaintiffs have voluntarily dismissed the case.

  In the case of Christensen v. Philip Morris Companies, Inc., et al. (U.S. District Court, Nevada, filed April 3, 1998), the court has denied plaintiffs' motion for class certification. Plaintiffs have filed a motion to certify the class certification ruling for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit. The Company is a defendant in the case. To date, none of the defendants have received service of process.

  In the case of Daniels v. Philip Morris Companies, Inc., et al. (Superior Court, San Diego County, California, filed April 2, 1998), the California Supreme Court has denied defendants' writ application that sought review of the trial court's order that granted plaintiffs' motion for class certification. Trial in this matter is scheduled to begin during May 2002, although the court has indicated the trial will be delayed until July 2002.

  In the case of DiEnno v. Liggett Group, Inc., et al. (U.S. District Court, Nevada, filed December 22, 1997), the court has denied plaintiffs' motion for class certification. Plaintiffs have voluntarily dismissed the case.

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

  In the case of Mahoney v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Iowa, filed June 20, 1997), the court denied plaintiffs' motion for class certification. Plaintiffs have sought leave to appeal the class certification ruling to the U.S. Court of Appeals for the Eighth Circuit.

  In the case of National Tobacco Consumers Group Number 2 v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Massachusetts, filed July 18,
2000), plaintiff has voluntarily dismissed the action.

  In the case of Nwanze v. Philip Morris Companies Inc., et al. (U.S. District Court, Southern District, New York, filed September 29, 1997), the U.S. Court of Appeals for the Second Circuit affirmed the final judgment entered by the trial court in defendants' favor. The Second Circuit subsequently denied plaintiffs' motion for rehearing of the ruling. The U.S. Supreme Court denied plaintiffs' petition for writ of certiorari. The Company was a defendant in the case.

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

  In the case of Selcer v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Nevada, filed March 3, 1997), the court has denied plaintiffs' motion for class certification. Plaintiffs have voluntarily dismissed the case.

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the Louisiana Supreme Court denied defendants' writ application that sought decertification of the class ordered by the trial court and review of the trial court's trial plan. Jury selection began during June 2001. A twelve-member jury and ten alternate jurors were selected, but the Louisiana Court of Appeals and the Louisiana Supreme Court, in response to writ applications initiated by the defendants, excused a total of nine jurors or alternate jurors. Jury selection has been reopened in order to select additional jurors and was proceeding as of November 6, 2001.

  The following additional Class Action Case has been filed:

  The case of Sims v. Philip Morris, Incorporated, et al. (U.S. District Court, District of Columbia, filed May 23, 2001). Plaintiffs seek certification of a class comprised of U.S. residents under the age of 22 who purchased cigarettes as minors and who do not have personal injury claims.

REIMBURSEMENT CASES -

U.S. State and Local Governmental Reimbursement Cases -

  In the case of County of Cook v. Philip Morris, Incorporated, et al. (Circuit Court, Cook County, Illinois, filed April 18, 1997), the court has entered an order granting defendants' motion for judgment on the pleadings based on remoteness grounds. Plaintiff has noticed an appeal to the First District of the Illinois Appellate Court from the final judgment entered in favor of the defendants by the trial court.

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

  The following additional Reimbursement Case by Counties has been filed:

  The case of Corcoran v. AWI Associated Wholesalers, Inc., et al. (U.S. District Court, Middle District, Pennsylvania, filed May 25, 2001). Plaintiffs have advised the court they plan to dismiss the case.

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

  In the case of The Republic of Guatemala v. The Tobacco Institute, Inc., et al. (U.S. District Court, District of Columbia, filed May 11, 1998), the U.S. Court of Appeals for the District of Columbia affirmed the trial court's final judgment in favor of the defendants, which reflected the ruling that granted defendants' motion to dismiss the complaint. The U.S. Supreme Court denied plaintiff's petition for writ of certiorari that sought review of the dismissal orders. Neither Lorillard nor the Company were named as defendants in this matter.

  In the case of The Republic of Nicaragua v. Liggett Group, Inc., et al. (U.S. District Court, District of Columbia, filed December 10, 1998), the U.S.

Court of Appeals for the District of Columbia affirmed the trial court's final judgment in favor of the defendants, which reflected the ruling that granted defendants' motion to dismiss the complaint. The U.S. Supreme Court denied plaintiff's petition for writ of certiorari that sought review of the dismissal orders. Neither Lorillard nor the Company were named as defendants in this matter.

  In the case of The State of Sao Paolo of The Federated Republic of Brazil v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed February 9, 2000), plaintiff has voluntarily dismissed the Company, Lorillard, Inc., and Lorillard Tobacco Company from the suit. Plaintiff is continuing to pursue claims against other defendants.

  In the case of Ukraine v. American Brands, Inc., et al. (U.S. District Court, District of Columbia, filed November 19, 1999). the U.S. Court of Appeals for the District of Columbia affirmed the trial court's final judgment in favor of the defendants, which reflected the ruling that granted defendants' motion to dismiss the complaint. The U.S. Supreme Court denied plaintiff's petition for writ of certiorari that sought review of the dismissal orders. The Company was a defendant in the case.

  The following additional Reimbursement Cases by Foreign Governments in U.S. Courts have been filed:

  The case of The Republic of Belize v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed April 5, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of City of Belford Roxo, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of City of Belo Horizonte, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of City of Carapicuiba, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of City of Duque de Caxias, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of City of Joao Pessoa, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of City of Jundiai, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of City of Mage, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of City of Nilopolis-RJ, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of City of Nova Iguacu, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of City of Rio de Janeiro, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of City of Sao Bernardo do Campo, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of State of Para, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of State of Parana, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

  The case of State of Rondonia, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed May 8, 2001). This matter has been transferred to the United States Panel on Multi-District Litigation. The Company is a defendant in the case.

Private Citizens' Reimbursement Cases -

  In the case of Beckom v. The American Tobacco Company, et al. (Chancery Court, Monroe County, Tennessee, filed May 8, 1997), the court granted defendants' motion to dismiss the complaint and denied plaintiffs' motion for leave to amend the complaint. Plaintiffs did not notice an appeal.

Reimbursement Cases by Indian Tribes -

  In the case of Acoma Pueblo, et al. v. The American Tobacco Company, et al. (U.S. District Court, New Mexico, filed June 16, 1999), the court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. The court subsequently denied plaintiffs' motion for reconsideration of the final judgment. As of November 6, 2001, the deadline for plaintiffs to seek appellate review of the final judgment had not expired.

  In the case of The Alabama Coushatta Tribe of Texas v. American Tobacco Company, et al. (U.S. District Court, Eastern District, Texas, filed August 30, 2000), the court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiff has noticed an appeal from the final judgment to the U.S. Court of Appeals for the Fifth Circuit.

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

  In the case of Obra Social de Empleados de la Marina Mercante, et al. v. The American Tobacco Company, et al. (Superior Court, District of Columbia, filed March 8, 2000), plaintiffs voluntarily dismissed their appeal, thereby concluding the case.

  In the case of Operating Engineers Local 12 Health and Welfare Trust, et al.
v. American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 16, 1997), the California Court of Appeals affirmed the interlocutory rulings by the trial court that limited plaintiffs' claims and prompted them to voluntarily dismiss the suit in order to pursue the appeal. As of November 6, 2001, the deadline for plaintiffs to seek further appellate relief had not expired.

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

  The following additional Reimbursement Case by Labor Unions has been filed:

  The case of Obra Social del Personal de la Industria del Vestido, et al. v. American Tobacco Co., Inc., et al. (Superior Court, District of Columbia, filed March 23, 2001). Plaintiffs have voluntarily dismissed the case.

Reimbursement Cases by Private Companies and Health Plans -

  In the case of Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 29, 1998), trial concluded on June 4, 2001 as to certain of the claims asserted by one of the plan plaintiffs, Empire Blue Cross and Blue Shield. For a discussion of this case, see "Significant Recent Developments" in Note 10 of the Notes to Consolidated Condensed Financial Statements in Part I.

  In the case of Regence Blueshield, et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Western District, Washington, filed April 29, 1998), the U.S. Court of Appeals for the Ninth Circuit has denied plaintiffs' motion for reconsideration of its ruling that affirmed the dismissal of the case.

Reimbursement Cases by Hospitals or Hospital Districts Plans -

  In the case of Association of Washington Public Hospital Districts, et al.
v. Philip Morris, Incorporated, et al. (U.S. District Court, Western District, Washington, filed March 17, 1999), the U.S. Supreme Court denied plaintiffs' petition for writ of certiorari. The petition sought review of the trial court's order that granted defendants' motion to dismiss the complaint and the final judgment that ensued, as well as the rulings by the U.S. Court of Appeals for the Ninth Circuit that affirmed the judgment.

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

CONTRIBUTION CLAIMS -

  In the case of A.P. Green Industries, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000), plaintiffs have voluntarily dismissed the case.

  In the case of A.P. Green Services, Inc., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000), the Company has been dismissed from the case pursuant to an agreed order.

  In the case of Asbestos Claims Management Corporation, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000), plaintiffs have voluntarily dismissed the case.

  In the case of Combustion Engineering, Inc., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000), the Company has been dismissed from the case pursuant to an agreed order.

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

  In the case of Kaiser Aluminum & Chemical Corporation, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000), the Company has been dismissed from the case pursuant to an agreed order.

  In the case of T&N, Ltd., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000), the Company has been dismissed from the case pursuant to an agreed order.

  In the case of Thomas v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Jefferson County, Mississippi), the court granted the tobacco defendants' motion for summary judgment as to the claims asserted by plaintiff Owens Corning. The court has entered final judgment in defendants' favor as to the claims of Owens Corning. Owens Corning has noticed an appeal from the final judgment to the Mississippi Supreme Court.

  In the case of Uniroyal Holdings, Inc., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000), plaintiffs have voluntarily dismissed the case.

The following additional Contribution Claims have been filed:

  The case of Asbestos Claims Management Corporation, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Claiborne County, Mississippi, filed April 18,

2001). The Company was a defendant in the case. Plaintiffs have voluntarily dismissed the case.

  The case of Combustion Engineering, Inc., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Claiborne County, Mississippi, filed April 18, 2001). The Company was named as a defendant in the case but it has been dismissed pursuant to an agreed order.

  The case of Gasket Holdings, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000). The Company was named as a defendant in the case but it has been dismissed pursuant to an agreed order.

  The case of Gasket Holdings, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Claiborne County, Mississippi, filed April 18, 2001). The Company was named as a defendant in the case but it has been dismissed pursuant to an agreed order.

  The case of Owens-Illinois, Inc., et al. v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Sharkey County, Mississippi, filed December 15, 2000). Plaintiff has voluntarily dismissed the case.

  The case of T&N, Ltd., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Claiborne County, Mississippi, filed April 18, 2001). The Company was named as a defendant in the case but it has been dismissed pursuant to an agreed order.

  The case of W.R. Grace & Co. Conn., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed April 24, 2001). The Company was named as a defendant in the case but it has been dismissed pursuant to an agreed order.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

  (a)  Exhibits--

  None

  (b)  Current reports on Form 8-K --

  On September 14, 2001, Registrant filed a report on Form 8-K regarding its subsidiary, CNA Financial Corporation issuing a press release commenting on its loss exposure from the September 11, 2001 attack on the World Trade Center in New York City and extending the expiration date for its rights offering.

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


                                                     LOEWS CORPORATION
                                                     -------------------------
                                                     (Registrant)





Dated:  November 9, 2001                         By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)

1