Form 10-K
period 2001-12-31
LOEWS CORP
filed 2002-03-08
CIK 60086

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K


[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 2001


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

Loews Common Stock, par value $1.00 per share          New York Stock Exchange
Carolina Group Stock, par value $.01 per share         New York Stock Exchange
3 1/8% Exchangeable Subordinated Notes Due 2007        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

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

                      Yes   X                          No
                          -----                           -----

  As of March 1, 2002, 191,135,800 shares of Loews Common Stock and 40,250,000 shares of Carolina Group tracking stock were outstanding. The aggregate market value of voting stock held by non-affiliates was approximately $8,455,154,000 for Loews Common Stock and $1,202,267,000 for Carolina Group Stock.

                        Documents Incorporated by Reference:

  Portions of the definitive Loews Corporation Notice of Annual Meeting of Stockholders and Proxy Statement intended to be filed by Registrant with the Commission prior to April 30, 2002 are incorporated by reference into Part III.

==============================================================================

                                LOEWS CORPORATION

                             INDEX TO ANNUAL REPORT ON
                              FORM 10-K FILED WITH THE
                         SECURITIES AND EXCHANGE COMMISSION

                        For the Year Ended December 31, 2001

Item                                                                      Page
 No.                                PART I                                 No.
----                                                                      ----
  1   BUSINESS ..........................................................    3
        Issuance Of Carolina Group Tracking Stock .......................    3
        CNA Financial Corporation .......................................    4
        Lorillard, Inc. .................................................   13
        Loews Hotels Holding Corporation ................................   19
        Diamond Offshore Drilling, Inc. .................................   20
        Bulova Corporation ..............................................   22
        Other Interests .................................................   23
  2   PROPERTIES ........................................................   23
  3   LEGAL PROCEEDINGS .................................................   24
  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   35
      EXECUTIVE OFFICERS OF THE REGISTRANT ..............................   36

                                    PART II

  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS ..........................................................   37
  6   SELECTED FINANCIAL DATA ...........................................   38
  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS ............................................   39
  7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........   69
  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................   71
  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE .............................................  129

                                    PART III

      Information called for by Part III has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy
      Statement pursuant to Regulation 14A.

                                    PART IV

 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ...  129


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

ISSUANCE OF CAROLINA GROUP TRACKING STOCK

  On January 4, 2002 the shareholders of Loews Corporation authorized and approved the creation of a new class of common stock of the Company, called Carolina Group stock, and on February 6, 2002 in an initial public offering the Company issued 40,250,000 shares of Carolina Group stock. See Note 19 of the Notes to Consolidated Financial Statements, included in Item 8.

  The Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The Company has attributed the following assets and liabilities to the Carolina Group:

  (a) The Company's 100% stock ownership interest in Lorillard, Inc.;

  (b) $2.5 billion of notional, intergroup debt owed by the Carolina Group to the Loews Group, bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021;

  (c) any and all liabilities, costs and expenses of the Company and Lorillard, Inc. and the subsidiaries and predecessors of Lorillard, Inc., arising out of or related to tobacco or otherwise arising out of the past, present or future business of Lorillard, Inc. or its subsidiaries or predecessors, or claims arising out of or related to the sale of any businesses previously sold by Lorillard, Inc. or its subsidiaries or predecessors, in each case, whether grounded in tort, contract, statute or otherwise, whether pending or asserted in the future;

  (d) all net income or net losses arising from the assets and liabilities that are reflected in the Carolina Group and all net proceeds from any disposition of those assets, in each case, after deductions to reflect dividends paid to holders of Carolina Group stock or credited to the Loews Group in respect of its intergroup interest; and

  (e) any acquisitions or investments made from assets reflected in the Carolina Group.

  As of March 1, 2002 holders of Carolina Group stock have an approximately 23.17% economic interest in the Carolina Group.

  The Loews Group consists of all of the Company's assets and liabilities other than the 23.17% economic interest in the Carolina Group represented by the outstanding Carolina Group stock, and includes as an asset the notional intergroup debt of the Carolina Group referred to above.

  The creation of the Carolina Group and the issuance of Carolina Group stock does not change the Company's ownership of Lorillard, Inc. or Lorillard, Inc.'s status as a separate legal entity. The Carolina Group and the Loews Group are notional groups that are intended to reflect the performance of the defined sets of assets and liabilities of each such group as described above. The Carolina Group and the Loews Group are not separate legal entities and the attribution of assets and liabilities of the Company to the Loews Group or the Carolina Group does not affect title to the assets or responsibility for the liabilities so attributed.

  Holders of the Company's common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.

                            CNA FINANCIAL CORPORATION

  CNA Financial Corporation (together with its subsidiaries, "CNA") was incorporated in 1967 and is an insurance holding company whose primary subsidiaries consist of property-casualty and life insurance companies. CNA's property-casualty insurance operations are conducted by Continental Casualty Company ("CCC"), incorporated in 1897, and its affiliates, and The Continental Insurance Company ("CIC"), organized in 1853, and its affiliates. Life insurance operations are conducted by Continental Assurance Company ("CAC"), incorporated in 1911, and its affiliates and CNA Group Life Assurance Company ("CNAGLAC"), incorporated in 2000. CIC became an affiliate of CNA in 1995 as a result of the acquisition of The Continental Corporation ("Continental"). CNA's principal market is the United States with a continued focus on expanding globally to serve those with growing worldwide interests. CNA accounted for 68.00%, 73.07% and 76.39% of the Company's consolidated total revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

  CNA conducts its operations through five operating groups: Standard Lines, Specialty Lines and CNA Re (these groups comprise the Company's Property-Casualty segment); Group Operations and Life Operations. In addition to these five operating segments, certain other activities are reported in the Other Insurance segment.

  CNA underwent significant management changes, strategic realignment and restructuring in the second half of 2001. These management changes as well as the strategic realignment and restructuring have changed the way CNA manages its operations and makes business decisions; and therefore, necessitated a change in CNA's reportable segments.

  The changes made to CNA's reportable segments were as follows: (i) Commercial Insurance and CNA Excess & Select (formerly included in Agency Market Operations) and Risk Management Operations, were combined into Standard Lines; (ii) CNA Pro, CNA HealthPro, CNA Guaranty and Credit (formerly included in Specialty Operations), and Global Operations, were combined into Specialty Lines; (iii) losses and expenses related to the centralized adjusting and settlement of environmental pollution and other mass tort and asbestos ("APMT") claims previously included in Commercial Insurance, CNA Excess & Select, Risk Management and Global Operations are now included in the Other Insurance segment; and (iv) Personal Insurance, CNA UniSource, agriculture and entertainment insurance and other financial lines were moved from the various property-casualty segments to the Other Insurance segment. CNA Re, Group Operations, and Life Operations remain the same. A more detailed description of each segment follows.

Property-Casualty Operations

Standard Lines

  Standard Lines builds on CNA's relationship with the independent agency distribution system and network of brokers to market a broad range of property-casualty insurance products and services to small, mid-size and large businesses. Also, Standard Lines, primarily through RSKCo, provides total risk management services relating to claim services, loss control, cost management and information services to the commercial insurance marketplace.

  Standard Lines includes Property and Casualty, Excess & Surplus and RSKCo.

Property and Casualty ("P&C"): P&C provides standard property-casualty insurance products such as workers' compensation, general and product liability, property and commercial auto coverages through traditional and innovative advanced financial risk products to a wide range of businesses. The majority of P&C customers are small- and middle-market businesses, with less than $1 million in annual insurance premiums. Most insurance programs are provided on a guaranteed cost basis; however, P&C has the capability to offer specialized, loss-sensitive insurance programs to those risks viewed as higher risk and less predictable in exposure. The target market for these specialized programs are large accounts within the Fortune 1000 businesses.

  P&C has begun streamlining its field structure from 169 branch locations to five regions consisting of 68 branch locations in 63 cities. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. In addition, these branches provide claim services through the same regional structure. These branches focus on the total claims outcome through specialized claims handling and timely claims reporting. A centralized processing center for small- and middle-market customers located in Maitland, Florida, handles policy processing and accounting, and also acts as a call center for all branches to optimize customer service. The branches and service centers are all located in the United States.

  Excess & Surplus ("E&S"): E&S provides specialized insurance and other financial products for selected commercial risks on both an individual customer or program basis. Risks insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. E&S's products are distributed throughout the United States through specialist producers, program agents, and P&C's agents and brokers. E&S has specialized underwriting and claims resources in Chicago, New York City, Denver and Columbus.

  RSKCo operates within the same regionalized organization as P&C and provides claim, loss control and related services.

Specialty Lines

  Specialty Lines provides professional, financial and specialty property-casualty products and services through a network of brokers, managing general agencies and independent agencies. Specialty Lines clients include architects, engineers, lawyers, health care professionals, financial intermediaries and corporate directors and officers. Product offerings also include surety & fidelity bonds, ocean marine insurance and vehicle and equipment warranty services.

  Specialty Lines is composed of the following businesses: CNA Pro, CNA HealthPro, CNA Guaranty and Credit, Surety, CNA Global and Warranty.

  CNA Pro: CNA Pro is one of the largest providers of management and professional liability insurance and risk management services in the United States. Products include errors and omissions insurance for professional firms. CNA Pro offers directors and officers, errors and omissions, employment practices liability, fiduciary and fidelity coverages. CNA Pro is the largest insurer of architects and engineers, realtors and non-Big Five accounting firms and is a significant underwriter of law firms.

  CNA HealthPro: CNA HealthPro offers insurance products to serve the health care delivery system. Key customer segments include allied health care providers, dental professionals and mid-size and large health care facilities and delivery systems. Additionally, CNA HealthPro offers risk management consulting services. In addition, Caronia Corporation, an affiliate of CNA HealthPro, provides third-party claims administration for healthcare providers and facilities.

  CNA Guaranty and Credit: CNA Guaranty and Credit provides credit insurance on short-term trade receivables for domestic and international clients. Products are distributed through captive agents. CNA Guaranty provides reinsurance to insurers who provide financial guarantees to issuers of asset-backed securities, money market funds and investment grade corporate debt securities. The Guaranty business underwritten by CNA's insurance affiliates is currently in run-off, which will be a multi-year process.

  Surety: Surety consists primarily of CNA Surety Corporation ("CNA Surety"), and its insurance subsidiaries. CNA Surety is traded on the New York Stock Exchange (SUR). CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of approximately 35,000 independent agencies. CNA owns approximately 64% of CNA Surety.

  CNA Global consists of Marine and Global Standard Lines.

  Marine: Marine serves domestic and global ocean marine needs, with markets extending across North America, Europe and throughout the world. Marine offers hull, cargo, primary and excess marine liability, marine claims and recovery products and services. Business is sold through national brokers, regional marine specialty brokers and independent agencies.

  Global Standard Lines: Global Standard Lines is responsible for coordinating and managing the direct business of the foreign property-casualty operations of CNA. Global Standard Lines provides United States-based customers expanding their operations overseas with a single source for their commercial insurance needs. Global Standard Lines currently oversees operations in Hawaii, Europe, Latin America, Canada and Asia.

  Warranty: Warranty provides vehicle warranty services that protect individuals and businesses from the financial burden associated with breakdown, under-performance or maintenance of a product. Products are distributed via a sales force employed or contracted through a program administrator. Warranty consists primarily of CNA National Warranty Corporation, which sells vehicle warranty services in the United States and Canada.

CNA Re

  CNA Re operates globally as a reinsurer in the broker market for treaty products and in the direct market for facultative products.

  CNA Re's operations also include the business of CNA Reinsurance Company Limited ("CNA Re U.K."), a United Kingdom reinsurance company. As of the third quarter of 2001, CNA Re's U.K. subsidiaries have ceased new underwriting activities. CNA plans to dispose of the United Kingdom subsidiaries of CNA Re, with the intent of completing the disposition in 2002. Such a disposition is subject to regulatory approval. See "Management's Discussion and Analysis - Investments" included in Item 7 for additional information.

  CNA Re markets products in the following treaty business segments: standard lines, surplus lines, global catastrophe, specialty lines and financial reinsurance. In addition, CNA Re markets property and casualty facultative products directly to clients through its facultative offices, as well as through smartfac.com, CNA Re's online facultative submission site.

Group Operations

  Group Operations provides group life and health insurance products and services to employers, affinity groups and other entities that purchase insurance as a group. Products include group term life insurance, short-term and long-term disability, statutory disability, long-term care and accident products. Group Operations also provides health insurance to federal employees.

  Group Operations is composed of three principal groups: Group Benefits, Group Reinsurance and Federal Markets.

  Group Operations also assumes reinsurance from unaffiliated entities on group life, accident and health products, as well as excess medical risk coverages for self-funded employers.

  Group Operations is the second largest provider of health insurance benefits to federal employees, retirees and their families, insuring nearly one million members under the Mail Handlers Benefit Plan offered through the Federal Employees Health Benefit Plan.

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

  Life Operations is composed of four principal groups: Individual Life, Retirement Services, Long Term Care and Other Operations.

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

  Other Operations: Other Operations businesses include operations in certain international markets and viatical settlements. Consistent with Life Operations business strategy to sharpen its focus on insurance products and services, CNA has decided to cease purchasing new viatical policies indefinitely.

Other

  The Other Insurance segment is principally comprised of Personal Insurance, losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance operations and other operations.

  On October 1, 1999, certain CNA subsidiaries completed a transaction with The Allstate Corporation ("Allstate") to transfer substantially all of CNA's Personal Insurance lines of business. See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 for discussion of the Personal Insurance transaction.

  APMT consists of the losses and expenses related to the centralized adjusting and settlement of APMT claims that were formerly included in the property-casualty segments. See Note 7 of the Notes to Consolidated Financial Statements included in Item 8 for a discussion of APMT reserves.

  Run-off insurance operations consists of entertainment insurance, agriculture insurance and other financial lines as well as the direct financial guarantee business underwritten by CNA's insurance affiliates and other insurance run-off operations.

  Other operations include CNA's interest expense on corporate borrowings, asbestos claims related to Fibreboard Corporation, eBusiness initiatives, CNA UniSource and inter-company eliminations. CNA UniSource provides human resources, information technology, payroll processing and professional employer organization services.

Supplementary Insurance Data

  The following table sets forth supplementary insurance data:

Year Ended December 31                          2001         2000        1999
------------------------------------------------------------------------------
(In millions of dollars, except ratio information)

Trade Ratios - GAAP basis (a):
  Loss ratio ..........................        125.2%        81.1%       87.1%
  Expense ratio .......................         36.7         30.4        32.4
  Combined ratio (before policyholder
   dividends) .........................        161.9        111.5       119.5
  Policyholder dividend ratio .........          1.5           .9          .3

Trade Ratios - Statutory basis (a):
  Loss ratio ..........................        126.3%        80.4%       87.3%
  Expense ratio .......................         32.3         33.3        33.5
  Combined ratio (before policyholder
   dividends) .........................        158.6        113.7       120.8
  Policyholder dividend ratio .........          1.7          1.2          .3

Gross Life Insurance In-Force:
  Life (b) ............................   $426,822.0   $462,799.0  $394,743.0
  Group ...............................     70,910.0     71,982.0    75,247.0
------------------------------------------------------------------------------
                                          $497,732.0   $534,781.0  $469,990.0
==============================================================================

Other Data - Statutory basis (c):
  Property-casualty capital and
   surplus* ...........................   $  6,225.0  $  8,373.0   $  8,679.0
  Life capital and surplus ............      1,752.0     1,274.0      1,222.0
  Property-casualty written premium to
   surplus ratio ......................          1.3         1.1          1.0
  Life capital and surplus-percent of
   total liabilities ..................         25.3%       24.5%        21.9%
  Participating policyholders-percent
   of gross life insurance in force ...           .4%         .4%          .5%

* Surplus includes the property-casualty companies' equity ownership of the life insurance subsidiaries.

----------------
  (a) Trade ratios reflect the results of CNA's property-casualty insurance subsidiaries. Trade ratios are industry measures of property-casualty underwriting results. The loss ratio is the percentage of incurred claim and claim adjustment expenses to premiums earned. The primary difference in this ratio between statutory accounting principles ("SAP") and accounting principles generally accepted in the United States of America ("GAAP") is related primarily to the treatment of active life reserves ("ALR") related to long-term care insurance products written in property-casualty insurance subsidiaries. For GAAP, ALR are classified as loss reserves whereas for SAP, ALR are classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting expenses, including the amortization of deferred acquisition costs, to premiums earned. The expense ratio, using amounts determined in accordance with SAP, is the percentage of underwriting expenses (with no deferral of acquisition costs) to premiums written. The combined ratio (before policyholder dividends) is the sum of the loss and expense ratios. The policyholder dividend ratio using amounts determined in accordance with GAAP, is the ratio of dividends incurred to premiums earned. The policyholder dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to premiums earned.

  (b) Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in-force, were 8.7%, 12.7% and 10.9% in 2001, 2000 and 1999, respectively.

  (c) Other data is determined in accordance with SAP. Life statutory capital and surplus as a percent of total liabilities is determined after excluding Separate Account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

  The following table displays the distribution of gross written premiums for CNA's operations:


Year Ended December 31                        2001         2000         1999
------------------------------------------------------------------------------

Illinois ...............................       8.3%         9.2%         8.6%
New York ...............................       7.9          7.3          7.4
California .............................       6.8          6.0          7.1
Florida ................................       6.2          4.8          4.6
Texas ..................................       5.8          4.7          5.4
New Jersey .............................       4.4          3.4          3.5
Pennsylvania ...........................       4.3          3.8          4.1
Maryland ...............................       2.4          5.6          4.5
United Kingdom .........................       3.3          5.3          5.8
All other states, countries or political
 subdivisions (a) ......................      50.6         49.9         49.0
------------------------------------------------------------------------------
                                             100.0%       100.0%       100.0%
==============================================================================

---------------
  (a) No other individual state, country or political subdivision accounts for more than 3.0% of gross written premium.

  Approximately 4.8%, 8.2% and 7.6% of CNA's gross written premiums are derived from outside of the United States for the years ended December 31, 2001, 2000 and 1999. Premiums from any individual foreign country excluding the United Kingdom, which is stated in the table above, were not significant.

Property-Casualty Claim and Claim Adjustment Expenses

  The following loss reserve development table illustrates the change over time of reserves established for property-casualty claims and claim adjustment expenses at the end of the preceding ten calendar years for CNA's property-casualty operations. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserve as of the end of each successive year which is the result of CNA's property-casualty insurance subsidiaries' expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims. This table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

                                          Schedule of Property-Casualty Loss Reserve Development
-----------------------------------------------------------------------------------------------------------
Year Ended December 31     1991    1992    1993   1994     1995   1996    1997   1998   1999   2000    2001
                             (a)     (a)     (a)    (a)      (b)                          (c)            (d)
-----------------------------------------------------------------------------------------------------------
(In millions of dollars)

Originally reported
 gross reserves for
 unpaid claim and
 claim expenses  ......                   20,812 21,639  31,044 29,357 28,533  28,317 26,631 26,408 $29,551
Originally reported
 ceded recoverable .....                   2,491  2,705   6,089  5,660  5,326   5,424  6,273  7,568  11,798
-----------------------------------------------------------------------------------------------------------
Originally reported net
 reserves for
 unpaid claim and
 claim expenses .......   14,415  17,167 18,321 18,934  24,955 23,697 23,207  22,893 20,358  18,840  17,753
Cumulative-net paid as
 of:
  One year later ......    3,411   3,706  3,629  3,656   6,510  5,851  5,954   7,321  6,546   7,686       -
  Two years later .....    6,024   6,354  6,143  7,087  10,485  9,796 11,394  12,241 11,935       -       -
  Three years later ...    7,946   8,121  8,764  9,195  13,363 13,602 14,423  16,020      -       -       -
  Four years later ....    9,218  10,241 10,318 10,624  16,271 15,793 17,042       -      -       -       -
  Five years later ....   10,950  11,461 11,378 12,577  17,947 17,736      -       -      -       -       -
  Six years later .....   11,951  12,308 13,100 13,472  19,465      -      -       -      -       -       -
  Seven years later ...   12,639  13,974 13,848 14,394       -      -      -       -      -       -       -
  Eight years later ...   14,271  14,640 14,615      -       -      -      -       -      -       -       -
  Nine years later ....   14,873  15,319      -      -       -      -      -       -      -       -       -
  Ten years later .....   15,476       -      -      -       -      -      -       -      -       -       -
Net reserves
 re-estimated as of:
  End of initial year .   14,415  17,167 18,321 18,934  24,955 23,697 23,207  22,893 20,358  18,840  17,753
  One year later ......   16,032  17,757 18,250 18,922  24,864 23,441 23,470  23,920 20,785  21,306       -
  Two years later .....   16,810  17,728 18,125 18,500  24,294 23,102 23,717  23,774 22,903       -       -
  Three years later ...   16,944  17,823 17,868 18,088  23,814 23,270 23,414  25,724      -       -       -
  Four years later ....   17,376  17,765 17,511 17,354  24,092 22,977 24,751       -      -       -       -
  Five years later ....   17,329  17,560 17,082 17,506  23,854 24,105      -       -      -       -       -
  Six years later .....   17,293  17,285 17,176 17,248  24,883      -      -       -      -       -       -
  Seven years later ...   17,069  17,398 17,017 17,751       -      -      -       -      -       -       -
  Eight years later ...   17,189  17,354 17,500      -       -      -      -       -      -       -       -
  Nine years later ....   17,174  17,834      -      -       -      -      -       -      -       -       -
  Ten years later .....   17,679       -      -      -       -      -      -       -      -       -       -
-----------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (3,264)   (667)   821  1,183      72   (408)(1,544) (2,831)(2,545) (2,466)      -
===========================================================================================================
Reconciliation to
 gross re-estimated
 reserves:
   Net reserves
    re-estimated ......   17,679  17,834 17,500 17,751  24,883 24,105 24,751  25,724 22,903  21,306       -
   Re-estimated ceded
    recoverable .......                   1,888  2,201   6,191  5,434  4,805   4,925  6,810   8,185       -
-----------------------------------------------------------------------------------------------------------
Total gross
 re-estimated reserves    17,679  17,834 19,388 19,952  31,074 29,539 29,556  30,649 29,713  29,491       -
===========================================================================================================
Net (deficiency)
 redundancy related to:
  Asbestos claims .....   (3,754) (2,068)(1,469)(1,435) (1,662)(1,763)(1,660) (1,416)  (837)   (772)      -
  Environmental claims    (1,272) (1,230)  (787)  (619)   (656)  (600)  (617)   (395)  (487)   (473)      -
-----------------------------------------------------------------------------------------------------------
  Total asbestos and
   environmental ......   (5,026) (3,298)(2,256)(2,054) (2,318)(2,363)(2,277) (1,811)(1,324) (1,245)      -
  Other claims ........    1,762   2,631  3,077  3,237   2,390  1,955    733  (1,020)(1,221) (1,221)      -
-----------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy ...........   (3,264)   (667)   821  1,183      72   (408)(1,544) (2,831)(2,545) (2,466)      -
===========================================================================================================

----------------
  (a) Reflects reserves of CNA's property and casualty insurance subsidiaries, excluding Continental reserves which were acquired on May 10, 1995. Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include Continental.
  (b) Includes Continental gross reserves of $9,713 million and net reserves of $6,063 million acquired on May 10, 1995 and subsequent development thereon.
  (c) Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million, as of December 31, 1999.
  (d) Effective January 1, 2001, CNA established a new life insurance company, CNAGLAC. Further, on January 1, 2001 approximately $1,055 million of reserves were transferred from CCC to CNAGLAC.

  See Notes 1 and 7 of the Notes to Consolidated Financial Statements, included in Item 8, for information regarding property-casualty claim and claim adjustment expenses including reserve development for asbestos and environmental claims.

                                 INVESTMENTS

  See Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements, incorporated by reference in Item 8, for information regarding the investment portfolio.

  Additional information as to the Company's investments is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated by reference.

                                    OTHER

  Competition: CNA competes with a large number of stock and mutual insurance and reinsurance companies and other entities for both producers and customers and must continuously allocate resources to refine and improve its insurance and reinsurance products and services.

  There are approximately 2,450 individual companies that sell property-casualty insurance in the United States. CNA's consolidated property-casualty subsidiaries ranked as the ninth largest property-casualty insurance organization in the United States based upon 2000 statutory net written premiums. CNA Re ranked as the 14th largest property-casualty reinsurance organization in the United States, based upon 2000 statutory net written premiums, which are significantly higher than net written premiums in 2001.

  There are approximately 1,010 companies selling life insurance in the United States. CNA is ranked as the 40th largest life-health insurance organization in the United States based on 2000 consolidated statutory premiums written.

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

  Dividends from the CCC Pool are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the "Department") may be paid only from earned surplus, which is calculated by removing unrealized gains (which under statutory accounting includes cumulative earnings of CCC's subsidiaries) from unassigned surplus. As of December 31, 2001, CCC is in a negative earned surplus position. In February of 2002, the Department approved an extraordinary dividend of $117 million to be used to fund CNA's 2002 debt service requirements. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Illinois Insurance Department.

  In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend payments for The Continental Insurance Company Pool are restricted to internal and external debt service requirements through September 2003 up to a maximum of $85 million annually, without the prior approval of the New Hampshire Insurance Department.

  Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries discussed above, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulator, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer or payments.

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

  Insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty fund and other insurance-related assessments are levied by the state departments of insurance to cover claims of insolvent insurers.

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

  CNA's domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners ("NAIC") to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, that are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2001 and 2000, all of CNA's domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

  CNA Re's principal United Kingdom operations are contained in CNA Reinsurance Company Ltd. The statutory surplus of CNA Reinsurance Company Ltd. is below the required regulatory minimum surplus level at December 31, 2001.

  Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate.

  Reinsurance: See Notes 1 and 15 of the Notes to Consolidated Financial Statements, included in Item 8, for information related to CNA's reinsurance activities.

  Properties: CNA Plaza serves as the executive office for CNA and its insurance subsidiaries. An adjacent building (located at 55 E. Jackson Blvd.), jointly owned by Continental Casualty Company and Continental Assurance Company, is partially situated on grounds under leases expiring in 2058. Approximately 45% of the adjacent building is rented to non-affiliates. CNA leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA:


                                  Size
 Location                     (square feet)                         Principal Usage
------------------------------------------------------------------------------------------------
Owned:
  CNA Plaza                     1,144,378              Principal Executive Offices of CNA
  333 S. Wabash
  Chicago, Illinois

  55 E. Jackson Blvd.             440,292              Principal Executive Offices of CNA
  Chicago, Illinois

  100 CNA Drive                   251,363              Life Insurance Offices
  Nashville, Tennessee

  1111 E. Broad St.               225,470              Property-Casualty Insurance Offices
  Columbus, Ohio

  1110 Ward Avenue                186,687              Property-Casualty Insurance Offices
  Honolulu, Hawaii

Leased:
  40 Wall Street                  199,238              Property-Casualty Insurance Offices
  New York, New York

  2405 Lucien Way                 178,744              Property-Casualty Insurance Offices
  Maitland, Florida

  3500 Lacey Road                 168,793              Property-Casualty Insurance Offices
  Downers Grove, Illinois

  333 Glen Street                 164,032              Property-Casualty Insurance Offices
  Glens Falls, New York

  1100 Cornwall Road              147,884              Property-Casualty Insurance Offices
  Monmouth Junction, New Jersey

  600 North Pearl Street          139,151              Property-Casualty Insurance Offices
  Dallas, Texas

                                LORILLARD, INC.

  The Company's wholly owned subsidiary, Lorillard, Inc. ("Lorillard"), is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent, True, Maverick and Old Gold. Lorillard's largest selling brand is Newport, which accounted for approximately 85% of Lorillard's sales in 2001.

  Substantially all of Lorillard's sales are in the United States. Lorillard's major trademarks outside of the United States were sold in 1977. Lorillard accounted for 23.32%, 20.43% and 18.96% of the Company's consolidated total revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

  For a number of years Lorillard and other cigarette manufacturers have been faced with a number of factors which adversely affect Lorillard's business, including: lawsuits against tobacco manufacturers by private plaintiffs and governmental agencies, some of which have resulted in substantial jury verdicts; enacted and proposed legislation and regulation intended to discourage and restrict the marketing and smoking of cigarettes; and an overall decline in the social acceptability of smoking; coupled with increased pressure from anti-tobacco groups.

  See Item 3 of this Report for information with respect to litigation against Lorillard including litigation seeking substantial compensatory and punitive damages for adverse health effects claimed to have resulted from the use of cigarettes and smokeless tobacco, and from exposure to tobacco smoke, and claims brought by cigarette wholesalers and others alleging violations of antitrust laws.

  On November 23, 1998, Lorillard, Philip Morris, R.J. Reynolds, Brown & Williamson and other manufacturers of tobacco products entered into a Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states and territories. Lorillard and the other major U.S. tobacco manufacturers had previously settled similar claims brought by Florida, Texas, Minnesota and Mississippi (together with the MSA, the "State Settlement Agreements").

  Annual payments under the State Settlement Agreements are expected to be in excess of $1.0 billion in future years. The State Settlement Agreements and certain ancillary agreements are included as exhibits to this Report (Exhibits
10.06 through 10.21) and are incorporated by reference thereto. See also Management's Discussion and Analysis - Results of Operations, included in Item 7.

  In addition, pursuant to the terms of the MSA, Lorillard and other industry participants agreed to various restrictions and limitations regarding the advertising, promotion and marketing of tobacco products in the United States.

  Legislation and Regulation: Federal Legislation - The Federal Comprehensive Smoking Education Act, which became effective in 1985, requires the use on cigarette packaging and advertising of one of the following four warning statements, on a rotating basis: (1) "SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy."
(2) "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health." (3) "SURGEON GENERAL'S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight." (4) "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide." This law also requires that each person who manufactures, packages or imports cigarettes shall annually provide to the Secretary of Health and Human Services a list of the ingredients added to tobacco in the manufacture of cigarettes. This list of ingredients may be submitted in a manner which does not identify the company which uses the ingredients or the brand of cigarettes which contain the ingredients.

  Prior to the effective date of the Federal Comprehensive Smoking Education Act, federal law had, since 1965, required that cigarette packaging bear a warning statement which from 1970 to 1985 was as follows: "Warning: The Surgeon General Has Determined That Cigarette Smoking Is Dangerous To Your Health." In addition, in 1972 Lorillard and other cigarette manufacturers agreed, pursuant to consent orders entered into with the Federal Trade Commission (the "FTC"), to include this health warning statement in print advertising, on billboards and on certain categories of point-of-sale display materials relating to cigarettes. Furthermore, advertising of cigarettes has been prohibited on radio and television since 1971.

  From time to time, bills have been introduced in Congress, among other things, to end or limit the price supports for leaf tobacco; to prohibit all tobacco advertising and promotion; to require new health warnings on cigarette packages and advertising; to authorize the establishment of various anti-smoking education programs; to provide that current federal law should not be construed to relieve any person of liability under common or state law; to permit state and local governments to restrict the sale and distribution of cigarettes; concerning the placement of advertising of tobacco products; to provide that cigarette advertising not be deductible as a business expense; to prohibit the mailing of unsolicited samples of cigarettes and otherwise to restrict the sale or distribution of cigarettes; to impose an additional, or to increase existing, excise taxes on cigarettes; to require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing; and to subject cigarettes to regulation in various ways by the U.S. Department of Health and Human Services or other regulatory agencies, including regulation by the FDA under the Food, Drug and Cosmetics Act.

  In 1995, Congress passed legislation prohibiting the sale of cigarettes by vending machines on certain federal property, and the General Services Administration has published implementing regulations. In January 1996, the Substance Abuse and Mental Health Services Administration issued final regulations implementing a 1992 law (Section 1926 of the Public Health Service
Act), which requires the states to enforce their tobacco sales minimum age laws as a condition of receiving federal substance abuse block grants.

  Food and Drug Administration Regulation of Tobacco Products - In 1996, the FDA published regulations (the "FDA Regulations") which would have severely restricted cigarette advertising and promotion and limited the manner in which tobacco products could be sold. In enacting the FDA Regulations, the FDA determined that nicotine is a drug and that cigarettes are a nicotine delivery system and, accordingly, subject to FDA regulatory authority as medical devices. The FDA premised its regulations on the need to reduce smoking by under age youth and young adults. The FDA Regulations included the following:

(i) Regulations regarding minimum sales age. These regulations would have made unlawful the sale of cigarettes to anyone under age 18. These regulations would have also required proof of age to be demanded from any person under age 27 who attempts to purchase cigarettes.

(ii) Regulations regarding advertising and billboards, vending machines, self-service displays, sampling premiums, and package labels. These regulations would have limited all cigarette advertising to black and white, text only format in most publications and outdoor advertising such as billboards. The regulations also would have prohibited billboards advertising cigarettes within 1,000 feet of a school or playground, required that the established name for the product ("Cigarettes") and an intended use statement ("Nicotine - Delivery Device For Persons 18 or Older") be included on all cigarette packages and advertising, banned vending machine sales, product sampling, and the use of cigarette brand names, logos and trademarks on premium items, and prohibited the furnishing of any premium item in consideration for the purchase of cigarettes or the redemption of proofs-of-purchase coupons.

(iii) Regulations which would have prohibited use of cigarette brand names to sponsor sporting and cultural events and required cigarette manufacturers to comply with certain stringent FDA regulations (known as "good manufacturing practices") governing the manufacture and distribution of medical devices.

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

  In September of 2000, former President Clinton appointed a Presidential commission to collect information and make recommendations regarding changes in the tobacco farming economy. In May of 2001, the commission issued a final report recommending, among other things, that "Congress authorize the FDA to establish fair and equitable regulatory mechanisms over the manufacture, sale, marketing, distribution and labeling of tobacco products." In addition, the final report recommended a $0.17 increase in the federal excise tax on each pack of cigarettes sold in the United States to fund various of the report's recommendations. Lorillard cannot predict the ultimate outcome of the commission's recommendations.

  Congressional advocates of FDA regulation have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health for consideration by the 107th Congress. Lorillard cannot predict the ultimate outcome of this proposal. In addition, in December of 1999, the FDA requested the Institute of Medicine, a private, non-profit organization which advises the federal government on medical issues, to convene a committee of experts to formulate scientific methods and standards for the assessment of potential reduced-exposure products ("PREPs"), including conventional and alternative cigarettes.

  On February 22, 2001, the committee issued a draft report recommending that Congress enact legislation enabling a suitable agency to regulate tobacco-related products that purport to reduce exposure to one or more tobacco toxicants or to reduce risk of disease, and to implement other policies designed to reduce the harm from tobacco use. The report recommended regulation of all tobacco products, including PREPS. Lorillard cannot predict the ultimate outcome of the recommendations provided in the committee's report.

  Environmental Tobacco Smoke - Studies and reports with respect to the alleged health risk to nonsmokers of environmental tobacco smoke ("ETS") have received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that ETS exposes nonsmokers to an increased risk of lung cancer and respiratory illness. In January of 1993, the United States Environmental Protection Agency released a report (the "EPA Risk Assessment") concluding that ETS is a human lung carcinogen in adults, and causes respiratory effects in children, including increased risk of lower respiratory tract infections, increased prevalence of fluid in the middle ear and additional episodes and increased severity and frequency of asthma. Many scientific papers on ETS have been published since the EPA report, with variable conclusions.

  In recent years, many federal, state, local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit or restrict, or are intended to discourage, smoking, including legislation, regulations or policies prohibiting or restricting smoking in various places such as public buildings and facilities, stores and restaurants and on airline flights and in the workplace. This trend has increased significantly since the release of the EPA Risk Assessment. Additional laws, regulations and policies intended to prohibit, restrict or discourage smoking are being proposed or considered by various federal, state and local governments, agencies and private businesses with increasing frequency. In July of 1998, a federal judge struck down the lung cancer related portions of the EPA's scientific risk assessment in an opinion which is currently on appeal.

  In September of 1997, the California Environmental Protection Agency released a report (the "Cal/EPA Report"), concluding that ETS causes specified development, respiratory, carcinogenic, and cardiovascular effects including lung and nasal sinus cancer, heart disease, sudden infant death syndrome, respiratory infections and asthma induction and exacerbation in children. The Cal/EPA Report was subsequently released as a monograph by the National Cancer Institute in November of 1999. In May of 2000, the Department of Health and Human Service's National Toxicology Program listed ETS as "known to be a human carcinogen." Various public health organizations have also issued statements on environmental tobacco smoke and its health effects.

  The California Air Resources Board is in the early stages of the process of determining whether to identify ETS as a toxic air contaminant, or "TAC," under the Toxic Air Contaminant Identification and Control Act, referred to as the "Tanner Act." The Children's Environmental Health Protection Act amended the Tanner Act to require a review of TACs for the purpose of ensuring adequate protection of children's health, and to tighten existing controls as needed. If California, on the basis of its assessments of risk and exposure, identifies ETS as a TAC, California could initiate the control phase of the Tanner Act, which involves adoption of measures to reduce or eliminate emissions. These measures could include further restrictions regarding venues where smoking is permitted or controls on product emissions.

  Ingredient Disclosure - On August 2, 1996, the Commonwealth of Massachusetts enacted legislation requiring each manufacturer of cigarettes and smokeless tobacco sold in Massachusetts to submit to the Department of Public Health ("DPH") an annual report, beginning in 1997, (1) identifying for each brand sold certain "added constituents," and (2) providing nicotine yield ratings and other information for certain brands based on regulations promulgated by the DPH. The legislation provides for the public release of this information, which includes trade secret ingredients used in cigarettes.

  In 1996, several cigarette and smokeless tobacco manufacturers filed suit in federal district court in Boston challenging the legislation. On December 10, 1997, the court issued a preliminary injunction, enjoining the required submission of ingredient data to the DPH. The requirement to submit the nicotine yield ratings and other information was not enjoined, and the cigarette and smokeless tobacco manufacturers submitted their data to the DPH on December 15, 1997 and again on each December 1 since 1998. The district court ruled on September 7, 2000 that the Massachusetts law and its implementing regulations were unconstitutional as to the required submission of ingredient data. The Commonwealth of Massachusetts appealed to the U.S. Circuit Court for the First Circuit, and a three-judge panel of the First Circuit reversed the district court's ruling on October 16, 2001. The cigarette and smokeless tobacco manufacturers filed petitions for an en banc rehearing on October 30, 2001 and the First Circuit subsequently granted the petitions. Oral argument on the rehearing occurred on January 7, 2002. The panel has not yet issued its decision.

  Any impact on Lorillard from the legislation and its implementing regulations cannot now be predicted.

  Other similar laws and regulations have been enacted or considered by other state governments, and could have a material adverse effect on the financial condition and results of operations of Lorillard and the Company if implemented without adequate provisions to protect the manufacturers' trade secrets from being disclosed. The State of Texas has implemented legislation similar to the Massachusetts measure described above. However, the Texas legislation does not allow for the public release of trade secret information.

  Fire-Safety Standards - In August of 2000, New York State enacted legislation that requires the State's Office of Fire Prevention and Control to promulgate by January 1, 2003 fire-safety standards for cigarettes sold in New York. The legislation requires that cigarettes sold in New York meet ignition propensity performance standards established by the Office of Fire Prevention and Control. All cigarettes sold in New York will be required to meet the established standards within 180 days after the standards are promulgated. Lorillard cannot predict the impact of this law on its business until the standards are published. Similar legislation is being considered in other states and localities and at the federal level.

  Advertising and Sales Promotion: Lorillard advertises its products to adult smokers in magazines, newspapers, direct mail and point-of-sale display materials. In addition, Lorillard promotes its cigarette brands to adult smokers through distribution of store coupons, retail price promotions, and personal contact with distributors and retailers. Lorillard believes that it conducts these activities in accordance with the terms of the MSA and other applicable restrictions.

  As a general matter, Lorillard allocates its marketing expenditures among brands on the basis of marketplace opportunity and profitable return. In particular, Lorillard focuses its marketing efforts on the premium segment of the U.S. cigarette industry, with a specific focus on Newport.

  Advertising of tobacco products through television and radio has been prohibited since 1971. In addition, advertising and promotion activities by Lorillard and other major tobacco manufacturers have been severely restricted by the State Settlement Agreements and could be further restricted by proposed federal, state and local laws and regulations. Pursuant to the MSA, Lorillard and the other major tobacco product manufacturers have agreed to various restrictions and limitations regarding the advertising, promotion and marketing of tobacco products in the United States. Among other things, the MSA prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each tobacco manufacturer to one event sponsorship during any twelve-month period, which may not include major team sports or events in which the intended audience includes a significant percentage of youth; bans all outdoor advertising of tobacco products with the exception of small signs at retail establishments that sell tobacco products; bans tobacco manufacturers from offering or selling apparel and other merchandise that bears a tobacco brand name, subject to specified exceptions; prohibits the distribution of free samples of tobacco products except within adult-only facilities; prohibits payments for tobacco product placement in various media; and bans gift offers based on the purchase of tobacco products without sufficient proof that the intended gift recipient is an adult.

  Many states, cities and counties have enacted legislation or regulations further restricting tobacco advertising.

  There may be additional state and federal legislative and regulatory initiatives relating to the advertising and sales promotion of cigarettes in the future. Lorillard cannot predict the impact of such initiatives on its marketing and sales efforts.

  Lorillard has funded and plans to continue to fund a Youth Smoking Prevention Program, which is designed to discourage youth from smoking. The program addresses not only youth, but also parents and, through the "We Card" program, retailers, to prevent purchase of cigarettes by underage purchasers. In accordance with the MSA, Lorillard has determined not to advertise its cigarettes in magazines with large readership among people under the age of 18.

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

  Distribution Methods: Lorillard sells its products primarily to distributors, who in turn service retail outlets; chain store organizations; and government agencies, including the U.S. Armed Forces. Upon completion of the manufacturing process, Lorillard ships cigarettes to public distributing warehouse facilities for rapid order fulfillment to wholesalers and other direct buying customers. Lorillard retains a portion of its manufactured cigarettes at its Greensboro central distribution center and Greensboro cold-storage facility for future finished goods replenishment.

  As of December 31, 2001, Lorillard had approximately 799 direct buying customers servicing more than 400,000 retail accounts. Lorillard does not sell cigarettes directly to consumers. During 2001, 2000 and 1999, sales made by Lorillard to McLane Company, Inc., a wholesale distributor wholly owned by Wal-Mart Stores, Inc., comprised 15%, 15% and 13%, respectively, of Lorillard's revenues. No other customer accounted for more than 10% of 2001, 2000 or 1999 sales. Lorillard does not have any backlog orders.

  Most of Lorillard's customers buy cigarettes on a next-day-delivery basis. Approximately 90% of Lorillard's customers purchase cigarettes using electronic funds transfer, which provides immediate payment to Lorillard.

  Lorillard's sales personnel monitor inventories, work with retailers on displays and signs, and enter into promotional arrangements with retailers from time to time.

  Raw Materials and Manufacturing: In its production of cigarettes, Lorillard uses domestic burley tobacco, flue-cured leaf tobacco grown in the United States and abroad, and aromatic tobacco grown primarily in Turkey and other Near Eastern countries. A domestic supplier manufactures all of Lorillard's reconstituted tobacco.

  Lorillard purchases more than 90% of its domestic leaf tobacco from Dimon International, Inc. Lorillard directs Dimon in the purchase of tobacco according to Lorillard's specifications for quality, grade, yield, chemistry, particle size, moisture content and other characteristics. Dimon purchases and processes the whole leaf and then dries and bundles it for shipment to and storage at Lorillard's Danville facility.

  Dimon historically has procured most of Lorillard's leaf tobacco requirements through commission buyers at tobacco auctions. However, the tobacco industry is currently shifting to direct contract purchasing from tobacco farmers. Dimon has stated in its public filings that it believes it is well prepared to participate in direct contracting with tobacco farmers in the United States and that it does not expect any material economic effect from the progressive shift from the auction system to direct contract buying. Lorillard entered into a new contract with Dimon to reflect the transition from auction to direct contract purchasing.

  In the event that Dimon becomes unwilling or unable to supply leaf tobacco to Lorillard, Lorillard believes that it can readily obtain high-quality leaf tobacco from well-established, alternative industry sources, including Standard Commercial Corporation and Universal Corporation.

  Due to the varying size and quality of annual crops and other economic factors, including U.S. tobacco production controls, tobacco prices have historically fluctuated. The U.S. price supports that accompany production controls have inflated the market price of tobacco. In addition, the transition in tobacco purchasing from auction markets to direct farmer contracting may increase the market price of domestically grown tobacco. However, Lorillard does not believe that this increase, if any, will have a material effect on its business. Over the past five years, prices paid by Lorillard for tobacco have risen less than the U.S. rate of inflation, as measured by the U.S. Consumer Price Index.

  Lorillard stores its tobacco in 29 storage warehouses on its 130 acre Danville facility. To protect against loss, amounts of all types and grades of tobacco are stored in each warehouse. Because the process of aging tobacco normally requires approximately two years, Lorillard maintains large quantities of leaf tobacco at all times. Lorillard believes its current tobacco supplies are adequately balanced for its present production requirements. If necessary, Lorillard can purchase aged tobacco in the open markets to supplement existing inventories.

  Lorillard produces cigarettes at its Greensboro manufacturing plant, which has a production capacity of approximately 193 million cigarettes per day and approximately 55 billion cigarettes per year. Through various automated systems and sensors, Lorillard actively monitors all phases of production to promote quality and compliance with applicable regulations.

  Prices: Lorillard believes that the volume of U.S. cigarette sales is sensitive to price changes. Changes in pricing by Lorillard or other cigarette manufacturers could have an adverse impact on Lorillard's volume of units sold, which in turn could have an adverse impact on Lorillard's profits and earnings. Lorillard makes independent pricing decisions based on a number of factors. Lorillard cannot predict the potential adverse impact of price changes on industry volume or Lorillard volume, on the mix between premium and discount sales, on Lorillard's market share or on Lorillard's profits and earnings. During 2001, Lorillard increased its net wholesale price of its cigarettes by an aggregate of $13.58 per thousand cigarettes ($0.27 per pack of 20 cigarettes).

  Taxes: On January 1, 2002, the federal excise tax on cigarettes increased by $2.50 per thousand cigarettes. Federal excise taxes included in the price of cigarettes are $19.50 per thousand cigarettes ($0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. The state taxes generally range from $.025 to $1.425 per package of twenty cigarettes.

  Properties: Lorillard's manufacturing facility is located on approximately 80 acres in Greensboro, North Carolina. This 942,600 square-foot plant contains modern high speed cigarette manufacturing machinery. The Greensboro facility also includes a warehouse with shipping and receiving areas totaling 54,800 square feet. In addition, Lorillard owns tobacco receiving and storage facilities totaling approximately 1,500,000 square feet in Danville, Virginia.

  Lorillard's executive offices are located in a 130,000 square-foot, four-story office building in Greensboro, North Carolina. Its 79,000 square-foot research facility is also located in Greensboro.

  Lorillard's principal properties are owned in fee. With minor exceptions, Lorillard owns all of the machinery used by it. Lorillard believes that its properties and machinery are in generally good condition.

  Lorillard leases sales offices in major cities throughout the United States, a cold-storage facility in Greensboro and warehousing space in 34 public distributing warehouses located throughout the United States.

  Competition: Lorillard sells its cigarette products in the United States, Puerto Rico and certain U.S. territories. Though the domestic U.S. market is highly competitive, Lorillard believes its ability to compete even more effectively has been restrained by the Philip Morris Retail Leaders program. Competition is primarily based on a brand's price, positioning, consumer loyalty, retail display, promotion, quality and taste. Lorillard's principal competitors are the three other major U.S. cigarette manufacturers, Philip Morris, R.J. Reynolds and Brown & Williamson. Lorillard's 9.5% market share of the 2001 U.S. cigarette industry was fourth highest overall. Philip Morris, R.J. Reynolds and Brown & Williamson accounted for approximately 50.9%, 22.3% and 10.9%, respectively, of wholesale shipments in 2001. Among the four major manufacturers, Lorillard ranked third behind Philip Morris and R.J. Reynolds with an 11.8% share of the premium segment in 2001. Premium cigarette sales accounted for 92.4% of Lorillard's total units shipped in 2001.

  The following table sets forth cigarette sales data provided by the industry and by Lorillard to Management Science Associates. For reporting purposes, unit sales by small manufacturers, selling super price discounted brands, many of whom are not currently affected to a significant degree by payment obligations under the State Settlement Agreements are estimated by Management Science Associates. The table below indicates the relative position of Lorillard in the industry. The years 2000 and 2001 have been restated to reflect Management Science Associates' estimates for the small manufacturers' shipments.

                                          Industry     Lorillard    Lorillard
            Calendar Year                   (000)        (000)     to Industry
-----------------------------------------------------------------------------
2001 ...............................     406,952,000   38,463,000      9.5%
2000 ...............................     420,261,000   41,157,000      9.8%
1999 ...............................     419,455,000   44,257,000     10.6%

----------------
  Management Science Associates divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. According to Management Science Associates, the discount segment share of market decreased from approximately 26.4% in 2000 to 26.1% in 2001. Virtually all of Lorillard's sales are in the full price segment where Lorillard's share amounted to approximately 11.8% in 2001 and 11.6% in 2000, as reported by Management Science Associates.

                        LOEWS HOTELS HOLDING CORPORATION

  The subsidiaries of Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary of the Company, presently operate the following 17 hotels. Loews Hotels accounted for 1.66%, 1.59% and 1.64% of the Company's consolidated total revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

                                     Number of
   Name and Location                  Rooms                     Owned, Leased or Managed
------------------------------------------------------------------------------------------------
Loews Annapolis                          220               Owned
 Annapolis, Maryland

Loews Coronado Bay Resort                440               Land lease expiring 2034
 San Diego, California

Loews Giorgio                            185               Owned
 Denver, Colorado

Hard Rock Hotel,                         650               Management contract (2)
 at Universal Orlando, a Loews Hotel
 Orlando, Florida

House of Blues, a Loews Hotel            370               Management contract expiring 2005 (1)
 Chicago, Illinois

The Jefferson, a Loews Hotel             100               Management contract expiring 2010 (1)
 Washington, D.C.

Loews Le Concorde                        405               Land lease expiring 2069
 Quebec City, Canada

Loews L'Enfant Plaza                     370               Management contract expiring 2003 (1)
 Washington, D.C.

Loews Miami Beach Hotel                  790               Land lease expiring 2096
 Miami Beach, Florida

The Metropolitan Hotel                   720               Owned
 New York, New York

Loews Philadelphia Hotel                 585               Owned
 Philadelphia, Pennsylvania

The Portofino Bay Hotel,                 750               Management contract (2)
 at Universal Orlando, a Loews Hotel
 Orlando, Florida

The Regency, a Loews Hotel               350               Land lease expiring 2013, with
 New York, New York                                        renewal option for 47 years

Loews Santa Monica Beach                 340               Management contract expiring 2018,
 Santa Monica, California                                  with renewal option for 5 years (1)

Loews Vanderbilt Plaza                   340               Owned
 Nashville, Tennessee

Loews Ventana Canyon Resort              400               Management contract expiring 2004,
 Tucson, Arizona                                           with renewal options for 10 years (1)

Loews Hotel Vogue                        140               Owned
 Montreal, Canada


                                     19

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

  The hotels owned by Loews Hotels are subject to mortgage indebtedness aggregating approximately $147.2 million at December 31, 2001 with interest rates ranging from 3.9% to 9.1% and maturing between 2002 and 2028. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $7.7 million for the year ended December 31, 2001.

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

                         DIAMOND OFFSHORE DRILLING, INC.

  Diamond Offshore Drilling Inc. ("Diamond Offshore"), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used primarily in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore operates 45 offshore rigs. Diamond Offshore accounted for 4.85%, 3.40% and 3.95% of the Company's consolidated total revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

  Drilling Units and Equipment: Diamond Offshore currently owns and operates 45 mobile offshore drilling rigs (30 semisubmersible rigs, 14 jack-up rigs and one drillship) and related equipment. Offshore rigs are mobile units that can be relocated via either self propulsion or the use of tugs enabling them to be repositioned based on market demand.

  Semisubmersible rigs are supported by large pontoons and are partially submerged during drilling for greater stability. They are generally designed for deep water depths of up to 5,000 feet. Semisubmersibles are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersibles can also be held in position through the use of a computer controlled thruster (dynamic-positioning) system to maintain the rig's position over a drillsite. Diamond Offshore has three such semisubmersible rigs. These semisubmersibles are larger than many other semisubmersibles, are capable of working in deep water or harsh environments, and have other advanced features. Diamond Offshore's 30 semisubmersible rigs are currently located as follows: 16 in the Gulf of Mexico, four in Brazil, three in the North Sea and two in Australia, with the remaining rigs located in various foreign markets.

  Jack-up rigs stand on the ocean floor with their drilling platforms "jacked up" on support legs above the water. They are used extensively for drilling in water depths from 20 feet to 350 feet. Seven of Diamond Offshore's jack-up rigs are cantilevered rigs capable of over platform development drilling and workover as well as exploratory drilling. Of Diamond Offshore's 14 jack-up rigs, 12 are currently located in the Gulf of Mexico.

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

  Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of Diamond Offshore's annual consolidated revenues, although the specific customers may vary from year to year. During 2001, Diamond Offshore performed services for 43 different customers with BP and Petrobraspetroleo Brasileiro SA ("Petrobras") accounting for 22.0% and 17.9% of Diamond Offshore's annual total consolidated revenues, respectively. During 2000, Diamond Offshore performed services for approximately 50 different customers with Petrobras and BP accounting for 25.4% and 20.0% of Diamond Offshore's annual total consolidated revenues, respectively. During 1999, Diamond Offshore performed services for approximately 45 different customers with Petrobras and Shell companies (including domestic and foreign affiliates) accounting for 15.5% and 14.5% of Diamond Offshore's annual total consolidated revenues, respectively. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on Diamond Offshore's results of operations.

  Competition: The contract drilling industry is highly competitive. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality, rig location, and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. In periods of increased drilling activity, rig availability has, in some cases, also become a consideration, particularly with respect to technologically advanced units. Diamond Offshore believes that competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements, reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of Diamond Offshore's rigs.

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

  The United States Oil Pollution Act of 1990 ("OPA '90"), and similar legislation enacted in Texas, Louisiana and other coastal states addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA '90, such similar legislation and related regulations impose a variety of obligations on Diamond Offshore related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages.

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

  In September of 2001, Diamond Offshore's Hull and Machinery insurance underwriters notified Diamond Offshore that war risk coverage would be canceled in its physical damage policies unless Diamond Offshore paid significant additional insurance premiums for such coverage. In order to avoid incurring the additional costs, Diamond Offshore has permitted such coverage to terminate and expects to self-insure against physical damage war risk to the extent it is required to do so in the future. Most of Diamond Offshore's drilling contracts did not require Diamond Offshore to carry physical damage war risk insurance. Four drilling contracts did contain a requirement for such coverage and have been amended to permit Diamond Offshore to self-insure against such risks.

  Properties: Diamond Offshore owns an eight-story office building located in Houston, Texas containing approximately 182,000 net rentable square feet, which is used for its corporate headquarters. Diamond Offshore also owns an 18,000 square foot building and 20 acres of land in New Iberia, Louisiana for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland for its North Sea operations. In addition, Diamond Offshore leases various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Scotland, Vietnam and Singapore to support its offshore drilling operations.

                               BULOVA CORPORATION

  Bulova Corporation ("Bulova") is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. Bulova accounted for ..75%, .75% and .65% of the Company's consolidated total revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

  In September of 2001, Bulova expanded its product line when it acquired the Wittnauer watch and clock trademarks, related inventory and receivables, from Wittnauer International Inc. and Wittnauer Worldwide, L.P., and their affiliates.

  Bulova's principal watch brands are Bulova, Wittnauer, Caravelle and Accutron. Clocks are principally sold under the Bulova brand name. All watches and clocks are purchased from foreign suppliers. Bulova's principal markets are the United States, Canada and Mexico. In most other areas of the world Bulova has appointed licensees who market watches under Bulova's trademarks in return for a royalty. The business is seasonal, with the greatest sales coming in the third and fourth quarters in expectation of the holiday selling season. The business is intensely competitive. The principal methods of competition are price, styling, product availability, aftersale service, warranty and product performance.

  Properties: Bulova owns an 80,000 square foot plant in Woodside, New York which is used for its principal executive and sales office, watch distribution, service and warehouse purposes, and also owns a 91,000 square foot plant in Brooklyn, New York for clock service and warehouse purposes. In addition, Bulova leases a 31,000 square foot plant in Toronto, Canada for watch and clock sales and service and leases approximately 5,400 square feet of office space in Mexico, Federal District.

                                 OTHER INTERESTS

  A subsidiary of the Company, Majestic Shipping Corporation ("Majestic"), owns a 49% common stock interest in Hellespont Shipping Corporation ("Hellespont"). Hellespont is engaged in the business of owning and operating five large crude oil tankers that are used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

 For information with respect to agreements entered into by Majestic for the newbuilding of up to four ships, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

                               EMPLOYEE RELATIONS

  The Company, inclusive of its operating subsidiaries as described below, employed approximately 27,820 persons at December 31, 2001 and considers its employee relations to be satisfactory.

  Lorillard employed approximately 3,300 persons at December 31, 2001. Approximately 1,230 of these employees are represented by labor unions covered by three collective bargaining agreements. Two of the collective bargaining agreements expire in April of 2002; the third agreement expires in March of 2003.

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

  Loews Hotels employed approximately 2,380 persons at December 31, 2001, approximately 900 of whom are union members covered under collective bargaining agreements. Loews Hotels has experienced satisfactory labor relations and provides comprehensive benefit plans for its hourly paid employees.

  The Company maintains a retirement plan, group life, disability and health insurance program and a savings plan for salaried employees. Loews Hotels salaried employees also participate in these benefit plans.

  CNA employed approximately 17,270 full-time equivalent employees at December 31, 2001 and has experienced satisfactory labor relations. During 2001, CNA announced two restructuring plans, which included a reduction of 2,100 positions. CNA and its subsidiaries have comprehensive benefit plans for substantially all of their employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs.

  Diamond Offshore employed approximately 4,100 persons at December 31, 2001 (including international crews furnished through labor contractors), approximately 40 of whom are union members. Diamond Offshore has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees.

  Bulova and its subsidiaries employed approximately 520 persons at December 31, 2001, approximately 190 of whom are union members. Bulova and its subsidiaries have experienced satisfactory labor relations. Bulova has comprehensive benefit plans for substantially all employees.

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

NON-INSURANCE

  The following information supplements the description of tobacco litigation contained in Note 17 of the Notes to Consolidated Financial Statements included in Item 8, which is incorporated herein by reference.

Tobacco Litigation
------------------

  Approximately 4,675 product liability cases are pending against cigarette manufacturers in the United States; Lorillard is a defendant in approximately 4,275 of these cases. Lawsuits continue to be filed against Lorillard and other manufacturers of tobacco products. Some of the lawsuits also name the Company as a defendant. In certain of these and other cases, Lorillard has agreed, in accordance with the law of the applicable jurisdiction, to pay the cost of defense and to indemnify certain defendants who are not manufacturers of cigarettes, such as sellers of tobacco products, advertisers and others. Among the 4,675 product liability cases, are approximately 1,250 cases pending in a West Virginia court. Another group of approximately 2,835 cases has been brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits and is a defendant in most of the cases pending in West Virginia.

  Excluding the flight attendant and West Virginia suits, approximately 575 product liability cases are pending against U.S. cigarette manufacturers. Of these 575 cases, Lorillard is a defendant in approximately 260 cases. The Company is a defendant in approximately 45 of these actions, although it has not received service of process in approximately 10 of them.

  Tobacco litigation includes various types of claims. In these actions, plaintiffs claim substantial compensatory, statutory and punitive damages, as well as equitable and injunctive relief, in amounts ranging into the billions of dollars. These claims are based on a number of legal theories including, among other theories, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability (including claims asserted under the Racketeering Influenced and Corrupt Organizations Act), civil conspiracy, intentional infliction of harm, violation of consumer protection statutes, violation of antitrust statutes, and failure to warn of the harmful and/or addictive nature of tobacco products.

  In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending more than 40 years ago. These cases are generally referred to as "filter cases." Approximately 25 30 filter cases are pending against Lorillard.

CONVENTIONAL PRODUCT LIABILITY CASES -

  Conventional product liability cases are cases in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, due to use of smokeless tobacco products, or due to cigarette or nicotine dependence or addiction. Plaintiffs in most conventional product liability cases seek unspecified amounts in compensatory damages and punitive damages. Lorillard is a defendant in approximately 1,300 of these cases. This total includes approximately 1,150 cases pending in West Virginia that are part of a consolidated proceeding. Additional cases are pending against other cigarette manufacturers. The Company is a defendant in seven of the cases filed by individuals, although four of the cases have not been served on the Company. The Company is not a defendant in any of the conventional product liability cases pending in West Virginia.

FLIGHT ATTENDANT CASES -

  There are approximately 2,835 cases pending in the Circuit Court of Dade County, Florida against Lorillard and three other U.S. cigarette manufacturers in which the plaintiffs are present or former flight attendants, or the estates of deceased flight attendants, who allege injury as a result of exposure to environmental tobacco smoke in aircraft cabins. The Company is not a defendant in any of the flight attendant cases.

CLASS ACTION CASES -

  Certain cases have been filed against cigarette manufacturers, including Lorillard, in which plaintiffs purport to seek class certification on behalf of groups of cigarette smokers. Lorillard is a defendant in approximately 25 of these cases, six of which also name the Company as a defendant. Two cases that name both the Company and Lorillard as defendants have not been served on any of the parties. Neither Lorillard nor the Company are defendants in approximately 20 additional class action cases pending against other cigarette manufacturers, many of which assert claims on behalf of smokers of "light" cigarettes. Most of the suits in which Lorillard or the Company is a defendant seek class certification on behalf of residents of the states in which the purported class action cases have been filed, although some suits seek class certification on behalf of residents of multiple states. Plaintiffs in all but two of the purported class action cases seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. In one of the two remaining purported class action cases, plaintiffs seek class certification on behalf of individuals who paid insurance premiums. Plaintiffs in the other remaining suit seek class certification on behalf of U.S. residents under the age of 22 who purchased cigarettes as minors and who do not have personal injury claims. Verdicts have been returned in two of the cases listed below, Engle v. R.J. Reynolds Tobacco Co., et al. and Blankenship
v. American Tobacco Company, et al. Trial proceedings are underway in the case of Scott v. The American Tobacco Company, et al. The remaining cases below are in the pre-trial, discovery stage. Plaintiffs in a few of the reimbursement cases, which are discussed below, also seek certification of such cases as class actions.

  Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994).

  Norton v. RJR Nabisco Holdings Corporation, et al. (Superior Court, Madison County, Indiana, filed May 3, 1996). The Company is a defendant in the case.

  Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). During February of 2002, the Fourth District of the Louisiana Court of Appeals granted in part defendants' writ application and ordered the removal of one of the jurors. The time for defendants to seek further appellate review of the issue has not expired.

  Perry v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, Tennessee, filed September 30, 1996). Plaintiffs seek class certification on behalf of Tennessee residents who have paid medical insurance premiums to a Blue Cross and Blue Shield organization. The court granted defendants' motion to dismiss the case and entered final judgment in their favor. Plaintiffs have noticed an appeal from the final judgment to the U.S. Court of Appeals for the Sixth Circuit.

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

  Cole v. The Tobacco Institute, Inc., et al. (U.S. District Court, Eastern District, Texas, Texarkana Division, filed May 5, 1997). During 2000, the court dismissed the suit and entered final judgment in favor of the defendants. Plaintiffs noticed an appeal from the judgment to the U.S. Court of Appeals for the Fifth Circuit. During 2001, the Court of Appeals affirmed the final judgment. As of March 1, 2002, the deadline for plaintiffs to file a petition for writ of certiorari with the U.S. Supreme Court had not expired.

  Anderson v. The American Tobacco Company, Inc., et al. (U.S. District Court, Eastern District, Tennessee, filed May 23, 1997). The Company is a defendant in the case.

  Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997).

  Mahoney v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Iowa, filed June 20, 1997). During 2001, the court denied plaintiffs' motion for class certification. The U.S. Court of Appeals for the Eighth Circuit declined to review the denial of the class certification motion at this stage of the case.

  Nwanze v. Philip Morris Companies Inc., et al. (U.S. District Court, Southern District, New York, filed September 29, 1997). The Company is a defendant in the case. The court denied plaintiffs' motion for class certification. During 2000, the court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiffs noticed an appeal from the judgment to the U.S. Court of Appeals for the Second Circuit. The Second Circuit affirmed the trial court's final judgment during 2001 and denied plaintiffs' motion for reconsideration of the ruling. The U.S. Supreme

Court denied plaintiffs' petition for writ of certiorari during 2001. The U.S. Supreme Court has not ruled on plaintiffs' motion for reconsideration of the ruling denying their petition for writ of certiorari.

  Badillo v. American Tobacco Company, et al. (U.S. District Court, Nevada, filed October 8, 1997). The Company is a defendant in the case. During 2001, the court denied plaintiffs' motion for class certification. Plaintiffs have asked the U.S. Court of Appeals for the Ninth Circuit to review the class certification decision. The Ninth Circuit has issued an order to show cause why the appeal should not be dismissed.

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

  Daniels v. Philip Morris Companies, Inc., et al. (Superior Court, San Diego County, California, filed April 2, 1998).

  Christensen v. Philip Morris Companies, Inc., et al. (U.S. District Court, Nevada, filed April 3, 1998). The Company is a defendant in the case. To date, none of the defendants have received service of process. During 2001, the court denied plaintiffs' motion for class certification. Plaintiffs have asked the U.S. Court of Appeals for the Ninth Circuit to review the class certification decision. The Ninth Circuit has issued an order to show cause why the appeal should not be dismissed.

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

  Simon v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 9, 1999). During 2000, the court denied plaintiffs' motion for class certification but the court stated that it would "entertain a prompt motion for certification in Simon II." The court further stated that "Simon II should be triable without appreciable delay should it be certified." To date, a trial date has not been set in this matter. This matter also is a part of the litigation described under the heading "Eastern District of New York Litigation" in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8.

  Julian v. Philip Morris Companies Inc., et al. (Circuit Court, Montgomery County, Alabama, filed April 14, 1999).

  Decie v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed April 21, 2000). This matter also is a part of the litigation described under the heading "Eastern District of New York Litigation" in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8.

  Ebert v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed August 9, 2000). The Company is named as a defendant in this matter. To date, none of the defendants have received service of process. This matter also is a part of the litigation described under the heading "Eastern District of New York Litigation" in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8.

  Vandermeulen v. Philip Morris Companies, Inc., et al. (Circuit Court, Wayne County, Michigan, filed September 18, 2000).

  Sims v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed May 23, 2001).

  Johnson v. Newport Lorillard, et al. (U.S. District Court, Southern District, New York, filed October 31, 2001).

  Lowe v. Philip Morris, Incorporated, et al. (U.S. District Court, Oregon, filed November 19, 2001).

  Trivisonno v. Philip Morris, Incorporated, et al. (Court of Common Pleas, Cuyahoga County, Ohio, filed on or about January 14, 2002). As of March 1, 2002, Lorillard had not received service of process of this matter. The complaint asserts a mixture of product liability claims and claims contending that the Master Settlement Agreement violated various Ohio consumer protection statutes.

REIMBURSEMENT CASES -

  Approximately 50 cases are pending that are comprised of cases brought by the U.S. federal government, county governments, city governments, unions, American Indian tribes, hospitals or hospital districts, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds allegedly expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including injunctive relief, indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in some of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in some of the cases seek medical monitoring. Lorillard is named as a defendant in all of the reimbursement cases except for a few of those filed in U.S. courts by foreign governments. The Company is named as a defendant in approximately 30 of the pending reimbursement cases, although it has not received service of four of these matters.

  U.S. Federal Government Action - The U.S. federal government filed a reimbursement suit on September 22, 1999 in the U.S. District Court for the District of Columbia against Lorillard, other U.S. cigarette manufacturers, some parent companies and two trade associations. The Company is not a defendant in this action.

  U.S. Local Governmental Reimbursement Cases - Four suits filed by local governmental entities are pending against cigarette manufacturers. Lorillard is a defendant in each of the pending matters. The Company is named as a defendant in two of the matters but has not received service of process of one of them.

  County of Cook v. Philip Morris, Incorporated, et al. (Circuit Court, Cook County, Illinois, filed April 18, 1997). During 2001, the court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiff has noticed an appeal from the final judgment to the Appellate Court of Illinois, First Judicial District. Defendants have noticed a cross-appeal.

  City of St. Louis, et al. v. The American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed November 25, 1998). The Company is a defendant in the case. Several Missouri hospitals also are plaintiffs in the suit. The Missouri Supreme Court has issued a ruling that the MSA does not impair or impede plaintiffs' ability to protect their interests and that the MSA does not release their claims.

  St. Louis County, Missouri v. American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed December 3, 1998). The Company is a defendant in the case but has not received service of process to date.

  County of Wayne v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, Michigan, filed December 6, 1999. The Michigan Supreme Court, in response to questions certified to it by the trial court, issued an opinion during January of 2002 that the Michigan Attorney General had the authority to release plaintiff's claims in the MSA.

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by thirteen nations, 11 Brazilian states, 11 Brazilian cities and one Canadian province. Both the Company and Lorillard are named as defendants in most of the cases. The Company has not received service of process of the cases filed by two of the nations and by one of the Brazilian states.

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

  Republic of Venezuela v. Philip Morris Companies, et al. (Circuit Court, Dade County, Florida, filed January 27, 1999). The Company is a defendant in the case but has not received service of process to date. During 2001, the court granted defendants' motion for judgment on the pleadings and entered final judgment in their favor. Plaintiff has noticed an appeal to the Florida Third District Court of Appeal.

  State of Rio de Janeiro of The Federative Republic of Brazil v. Philip Morris Companies, Inc., et al. (District Court, Angelina County, Texas, filed July 12, 1999). The Company is a defendant in the case.

  The State of Mato Grosso do Sul, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, District of Columbia, filed July 19, 2000). The Company is a defendant in the case. The case has been transferred to the Multi-

District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The Russian Federation v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed August 25, 2000). The Company is a defendant in the case. The case has been transferred to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The Republic of Honduras v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed September 29, 2000). The Company is a defendant in the case, although it has not received service of process to date. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The State of Tocantins, Brazil v. The Brooke Group, Ltd. Inc., et al. (U.S. District Court, Southern District, Florida, filed October 1, 2000). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The State of Piaui, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed December 13, 2000). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The Republic of Tajikistan v. The Brooke Group Ltd. Inc., et al., (U.S. District Court, Southern District, Florida, filed January 22, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  The Republic of Belize v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed April 5, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  City of Belford Roxo, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  City of Belo Horizonte, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  City of Carapicuiba, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  City of Duque de Caxias, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  City of Joao Pessoa, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  City of Jundiai, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  City of Mage, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  City of Nilopolis - RJ, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  City of Nova Iguacu, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  City of Rio de Janeiro, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  City of Sao Bernardo do Carmpo, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  State of Para, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  State of Parana, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  State of Rondonia, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed May 8, 2001). The Company is a defendant in the case. Defendants have transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  State of Pernambuco, Brazil v. Philip Morris Companies, Inc., et al. (U.S. District Court, Southern District, Florida, filed December 28, 2001). The Company is a defendant in the case. As of March 1, 2002, neither Lorillard nor the Company had received service of process of the complaint in this matter. Defendants have conditionally transferred the case to the Multi-District Litigation Panel pending in the U.S. District Court for the District of Columbia.

  Private Citizens' Reimbursement Cases - Two suits are pending in which plaintiffs are private citizens. The Company is named as a defendant in one of these actions.

  Mason v. The American Tobacco Company, et al. (filed in U.S. District Court, Northern District, Texas; transferred to U.S. District Court, Eastern District, New York, filed December 23, 1997). The suit is on behalf of taxpayers of the U.S. as to funds expended by the Medicaid program. During 2000, the U.S. District Court for the Northern District of Texas granted plaintiffs' motion to transfer the case to the U.S. District Court for the Eastern District of New York. Defendants' motion to transfer the case to the U.S. District Court for the District of Columbia has been denied. This matter also is a part of the litigation described under the heading "Eastern District of New York Litigation" in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8.

  Temple v. The State of Tennessee, et al. (U.S. District Court, Middle District, Tennessee, filed as individual smoking and health case on February 7, 2000; amended complaint filed in order to expand plaintiffs' claims, September 11, 2000). Plaintiffs contend that defendant the State of Tennessee has no standing to recover the finds paid to it as compensation for the monies it has paid through its TennCare program for individuals allegedly injured by a smoking-related disease. Plaintiffs further seek a declaration that the MSA is unconstitutional. Plaintiffs' amended complaint also includes claims for class certification on behalf of Tennessee smokers. The Company was named as a defendant in the amended complaint but has not received service of process to date.

  Reimbursement Cases by American Indian Tribes - American Indian tribes are the plaintiffs in four pending reimbursement suits. Three of the four cases have been filed in tribal courts. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the pending tribal cases. One of the four cases is pending before a federal court of appeals following plaintiffs' appeal from an order that granted defendants' motion to dismiss the complaint.

  Crow Creek Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Crow Creek Sioux Tribe, filed September 14, 1997).

  The Standing Rock Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Standing Rock Sioux Tribe, Standing Rock Sioux Indian Reservation, filed May 8, 1998). Plaintiff voluntarily dismissed the case during February of 2002.

  The Sisseton-Wahpeton Sioux Tribe v. The American Tobacco Company, et al. (Tribal Court, Sisseton-Wahpeton Sioux Tribe, Sisseton-Wahpeton Sioux Indian Reservation, filed May 12, 1998).

  The Navajo Nation v. Philip Morris Incorporated, et al. (District Court, Navajo Nation, Judicial District of Window Rock, Arizona, filed August 12,
1999).

  The Alabama Coushatta Tribe of Texas v. American Tobacco Company, et al. (U.S. District Court, Eastern District, Texas, filed August 30, 2000). During 2001, the court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiff has noticed an appeal from the final judgment to the U.S. Court of Appeals for the Fifth Circuit.

  Reimbursement Cases by Private Companies and Health Plans or Hospitals and Hospital Districts - As of March 1, 2002, one case was pending against cigarette manufacturers in which the plaintiff is a not-for-profit insurance company. Lorillard is a defendant in the pending case. The Company is not a defendant in this matter. In addition, two cases are pending in which plaintiffs are hospitals or hospital districts. Lorillard is named as a defendant in both such cases. The Company is not named as a defendant in either of the cases filed by hospitals or hospital districts. In one additional suit, a city governmental entity and several hospitals or hospital districts are plaintiffs. The Company is a defendant in this case.

  Group Health Plan, Inc., et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Minnesota, filed March 11, 1998). During January of 2002, the court entered an order granting defendants' motion for summary judgment. Plaintiffs have noticed an appeal to the U.S. Court of Appeals for the Eighth Circuit from the order that granted the motion for summary judgment.

  Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 29, 1998). During 2000, the court severed the claims of one of the plan plaintiffs, Empire Blue and Blue Shield ("Empire"), from those of the other claimants. On June 4, 2001, the jury returned a verdict awarding damages against the defendants, including Lorillard. In its June 4, 2001 verdict, the jury found in favor of the defendants on some of Empire's claims. One of the jury's findings precluded it from considering Empire's claims for punitive damages. The jury found in favor of Empire on certain other of plaintiff's claims. As a result of these findings, Empire is entitled to an award of approximately $17.8 million in total actual damages, including approximately $1.5 attributable to Lorillard. The court denied plaintiff's post-verdict application for trebling of the damages awarded by the jury. On November 1, 2001, the court entered a final judgment that reflects the jury's verdict. In the final judgment, Empire was awarded approximately $1.5 million in actual damages and approximately fifty-five thousand dollars in pre-judgment interest for a total award against Lorillard of approximately $1.6 million. The defendants, including Lorillard, have noticed an appeal from the final judgment to the United States Court of Appeals for the Second Circuit. Plaintiff's counsel has sought an award of $39.0 million in attorneys' fees. During February of 2002, the court entered an order awarding plaintiffs' counsel approximately $37.8 million in fees. As of March 1, 2002, the deadline for defendants to seek appellate review of this ruling had not expired. This matter also is a part of the litigation described under the heading "Eastern District of New York Litigation" in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8.

  A.O. Fox Memorial Hospital, et al. v. The American Tobacco Company, et al. (Supreme Court, Nassau County, New York, filed March 30, 2000). Plaintiffs are approximately 175 New York hospitals. During 2001, the court granted defendants' motion to dismiss the complaint and entered final judgment in their favor. Plaintiffs have noticed an appeal from the final judgment to the Appellate Division of the Supreme Court of New York, Second Judicial Department.

  County of McHenry, Randolph Hospital District, et al. v. Philip Morris, Inc., et al. (Circuit Court, Cook County, Illinois, filed July 13, 2000).

  Betriebskrankenkasse aktiv, et al. v. Philip Morris, Inc., et al. (U.S. District Court, Eastern District, New York, filed September 8, 2000). Plaintiffs were eight private, not-for-profit German health insurance providers. Plaintiffs voluntarily dismissed the case during February of 2002.

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

  Central Laborers Welfare Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Madison County, Illinois, filed on or about June 9, 1997).

  Operating Engineers Local 12 Health and Welfare Trust, et al. v. American Tobacco Company, et al. (Superior Court, Los Angeles County, California, filed September 16, 1997). The case was transferred to a coordinated proceeding before the Superior Court of San Diego County, California. During 2000, plaintiffs voluntarily dismissed the case with prejudice. Plaintiffs subsequently noticed an appeal to the California Court of Appeal. In their notice of appeal, plaintiffs stated they voluntarily dismissed the case due to the limitations the trial court's pre-trial rulings placed on their claims. During 2001, the California Court of Appeal affirmed the trial court's final judgment and interlocutory rulings. During 2002, the California Supreme Court agreed to consider plaintiffs' appeal.

  National Asbestos Workers, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed February 27, 1998). The Company is a defendant in the case. This matter also is a part of the litigation described under the heading "Eastern District of New York Litigation" in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8.

  Service Employees International Union Health & Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed March 19, 1998). During 2001, the U.S. Court of Appeals for the District of Columbia issued a ruling that the trial court erred in not granting in its entirety defendants' motion to dismiss the complaint and remanded the case to the trial court for further proceedings. An order dismissing the action has not been entered to date.

  S.E.I.U. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed June 22, 1998). To date, none of the defendants have received service of process. During 2001, the U.S. Court of Appeals for the District of Columbia issued a ruling that the trial court erred in not granting in its entirety defendants' motion to dismiss the complaint and remanded the case to the trial court for further proceedings. An order dismissing the action has not been entered to date.

  Holland, et al., Trustees of United Mine Workers v. Philip Morris Incorporated, et al. (U.S. District Court, District of Columbia, filed July 9,
1998). During 2001, the U.S. Court of Appeals for the District of Columbia issued a ruling that the trial court erred in not granting in its entirety defendants' motion to dismiss the complaint and remanded the case to the trial court for further proceedings. An order dismissing the action has not been entered to date.

  Bergeron, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed September 29, 1999). The Company is a defendant in the case. Plaintiffs are the trustees of the Massachusetts State Carpenters Health Benefits Fund. This matter also is a part of the litigation described under the heading "Eastern District of New York Litigation" in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8.

  Sheet Metal Workers Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed August 31, 1999). During 2001, the U.S. Court of Appeals for the District of Columbia issued a ruling that the trial court erred in not granting in its entirety defendants' motion to dismiss the complaint and remanded the case to the trial court for further proceedings. An order dismissing the action has not been entered to date.

  Post-MSA Cases - In addition to the reimbursement cases, some suits have been filed contesting, in various methods, the 1998 Master Settlement Agreement (the "MSA"). Certain other actions have been filed in which plaintiffs seek to intervene in cases governed by the MSA in order to achieve a different distribution of the funds allocated by the MSA to the respective states. Several of these cases have been dismissed in recent years, either voluntarily by the plaintiffs or on defendants' adversarial motion. Lorillard is a defendant in one such pending case. The Company is not a party to the pending post-MSA case.

CONTRIBUTION CLAIMS -

  In addition to the foregoing cases, approximately 15 cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action, although it has not received service of process in one of the cases. The Company is named as a defendant in four of the cases but has not received service of process in two of them.

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

  Raymark Industries v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed January 30, 1998). This matter also is a part of the litigation described under the heading "Eastern District of New York Litigation" in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8.

  Owens Corning v. R.J. Reynolds Tobacco Company, et al., (Circuit Court, Jefferson County, Mississippi, filed August 21, 1998). The Company is a defendant in the case. Owens Corning and several individual plaintiffs asserted claims in the suit. During 2000, the court granted defendants' motion to sever Owens Corning's from those of the individual plaintiffs. During 2001, the court granted defendants' motion for summary judgment as to Owens Corning's claims and entered final judgment in favor of the defendants. Owens Corning has noticed an appeal from the final judgment to the Mississippi Supreme Court.

  UNR Asbestos-Disease Claims Trust v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York, filed March 12, 1999). The Company is a defendant in the case but has not received service of process.

  Combustion Engineering, Inc., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000).

  Gasket Holdings, Inc., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000).

  Kaiser Aluminum & Chemical Corporation, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000).

  T&N, Ltd., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000).

  Gasket Holdings, Inc., et al. v. RJR Nabisco, Inc., et al. (Chancery Court, Claiborne County, Mississippi, filed April 18, 2001).

  W.R. Grace & Co. Conn, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed April 24, 2001).

FILTER CASES -

  A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than 40 years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 30 filter cases are pending in federal and state courts against Lorillard. The Company is not a defendant in any of the pending filter cases.

  In certain of these cases, the manufacturer and supplier of the filter material, Hollingsworth & Vose Company, also is a defendant. In addition, two matters are pending against Hollingsworth & Vose Company in which Lorillard is not a party. Lorillard has agreed to indemnify Hollingsworth & Vose Company with respect to these matters, including the two cases in which Lorillard is not named as a defendant.

TOBACCO-RELATED ANTITRUST CASES -

  Wholesalers and Direct Purchaser Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, were named as defendants in nine separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1993 in violation of the Sherman Act. These actions seek certification of a class including all domestic and international wholesalers similarly affected by such alleged conduct, and damages, injunctive relief and attorneys' fees. These actions were consolidated for pre-trial purposes in the U.S. District Court for the Northern District of Georgia. The Court has granted class certification for a four-year class (beginning in 1996 and ending in 2000) of domestic direct purchasers. In February of 2002, Lorillard and the other defendants filed motions for summary judgment seeking to dismiss the actions in their entirety. The Company has been voluntarily dismissed without prejudice from all direct purchaser cases.

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

  The Company and Lorillard were named as defendants in nine direct purchaser suits alleging price-fixing in connection with the sale of cigarettes and purporting to represent a class of indirect purchasers. The court has granted the motion of one of the plaintiffs to voluntary dismiss its complaint. The remaining direct purchaser actions were transferred by the Judicial Panel on Multi-District Litigation to the U.S. District Court for the Northern District of Georgia. Plaintiffs subsequently filed a single amended complaint that consolidated the claims of the plaintiffs in the transferred cases into a single class action. The amended complaint names Lorillard but not the Company as a defendant, and the Company has been voluntarily dismissed from the action. The case continues as to Lorillard. The court certified a four-year class of direct purchasers. Pre-trial discovery has been completed. Defendants' filed motions for summary judgment seeking to dismiss the action in its entirety.

  Indirect Purchaser Suits - Approximately 30 suits are pending in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. Two indirect purchaser suits, in Arizona and New York, have been dismissed in their entirety. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

  The case of Smith v. Philip Morris Companies, Inc., et al. (District Court, Seward County, Kansas, filed February 7, 2000). The Company has been dismissed as a defendant in the case. The case continues as to Lorillard. The court denied defendants' motion to dismiss. The court granted certification of a class of consumers and pre-trial discovery is ongoing.

  The case of Nierman v. Philip Morris Companies, Inc., et al. (Supreme Court, New York County, New York, filed March 6, 2000). The court dismissed the case in its entirety as to all defendants.

  The case of Sylvester v. Philip Morris Companies, Inc., et al. (Supreme Court, New York County, New York, filed March 8, 2000). The court dismissed the case in its entirety as to all defendants.

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

  The case of Unruh v. R.J. Reynolds Tobacco Company, et al. (Second Judicial District Court, Washoe County, Nevada, filed June 9, 2000). The Company is not named as a defendant in this matter. The case continues as to Lorillard. The complaint was amended and the case was renamed Pooler v. R.J. Reynolds Tobacco Co., et al. The court denied defendants' motion to dismiss.

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

  In the case of Del Serrone v. Philip Morris Companies, Inc., et al. (Circuit Court, Wayne County, Michigan, filed February 8, 2000), the court has entered a stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard. The court denied defendants' motion to dismiss. Pre-trial discovery has been completed. Class certification proceedings pending and defendants' have filed motions for summary judgment.

  In the case of Gray v. Philip Morris Companies, Inc., et al. (Superior Court, Pima County, Arizona, filed February 11, 2000), the court dismissed the case in its entirety as to all defendants. The case is on appeal.

  In the case of Lennon v. Philip Morris Companies, Inc., et al. (Supreme Court, New York County, New York, filed February 9, 2000), the court dismissed the case in its entirety as to all defendants.

  In the case of Ludke v. Philip Morris Companies, Inc., et al. (District Court, Hennepin County, Minnesota, filed February 14, 2000), the court has entered the parties' stipulation dismissing the Company from the case without prejudice. The case continues as to Lorillard. The court granted defendants' motion to dismiss claims under Minnesota's consumer fraud statute and deceptive trade practices statute. The claim under Minnesota's state antitrust statute remains. The court denied class certification.

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

  In the case of Withers v. Philip Morris Companies, Inc., et al. (Circuit Court, Jefferson County, Tennessee, filed February 9, 2000), plaintiffs voluntarily dismissed the case against all defendants without prejudice when the named plaintiff died. The plaintiffs refiled the case, but did not name Lorillard or the Company as a defendant.

  Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). Lorillard is named as a defendant in a lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies are also presently named as defendants, and the plaintiffs have now added the major leaf buyers as defendants. This case was originally filed in U.S. District Court, District of Columbia, and transferred to a North Carolina federal court upon motion by the defendants. Plaintiffs seek certification of a class including all tobacco growers and quota holders (the licenses that a farmer must either own or rent to sell the crop), who sold tobacco or held quota under the federal tobacco leaf price support program since February of 1996. The plaintiffs' claims relate to the conduct of the companies in the purchase of tobacco through the auction system under the federal program. The suit seeks an unspecified amount of actual damages, trebled under the antitrust laws, and injunctive relief.

Item 4. Submission of Matters to a Vote of Security Holders.

  Set forth below is information relating to the 2002 Special Meeting of Shareholders of the Company.

  The special meeting was called to order at 11:00 A.M., January 4, 2002. Represented at the meeting, in person or by proxy, were 165,334,181 shares, approximately 86.3% of the issued and outstanding shares entitled to vote.

  The following business was transacted:

Approval of an amendment to the Company's Certificate of Incorporation
-----------------------------------------------------------------------
creating Carolina Group Stock
-----------------------------

  Approved - 127,671,823 shares voted to approve an amendment to the Company's Certificate of Incorporation by which the Company's Carolina Group Stock was created. 35,760,806 shares voted against, and 1,901,552 shares abstained.

Approval of the Carolina Group 2002 Stock Option Plan
-----------------------------------------------------

  Approved - 116,458,210 shares voted to approve the adoption of the Carolina Group 2002 Stock Option Plan. 47,253,405 shares voted against, and 1,622,565 shares abstained. In addition, there was one share as to which brokers indicated that they did not have authority to vote.


                    EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        First
                                                                        Became
      Name                    Position and Offices Held       Age      Officer
------------------------------------------------------------------------------
Susan Becker ............   Vice President-Tax                 41         2002
Jason Boxer .............   Vice President-Real Estate         31         2001
Gary W. Garson ..........   Vice President and                 55         1988
                             Assistant Secretary
Barry Hirsch ............   Senior Vice President and          68         1971
                             Secretary
Herbert C. Hofmann ......   Senior Vice President              59         1979
Peter W. Keegan .........   Senior Vice President and          57         1997
                             Chief Financial Officer
John J. Kenny ...........   Treasurer                          64         1991
Guy A. Kwan .............   Controller                         59         1987
Alan Momeyer ............   Vice President-Human Resources     54         1996
Richard E. Piluso .......   Vice President-Internal Audit      63         1990
Arthur L. Rebell ........   Senior Vice President and          60         1998
                             Chief Investment Officer
Andrew H. Tisch .........   Office of the President and        52         1985
                             Chairman of the Executive
                             Committee
James S. Tisch ..........   Office of the President,           49         1981
                             President and Chief Executive
                             Officer
Jonathan M. Tisch .......   Office of the President            48         1987
Laurence A. Tisch .......   Co-Chairman of the Board           79         1959
Preston R. Tisch ........   Co-Chairman of the Board           75         1960

  Laurence A. Tisch and Preston R. Tisch are brothers. Andrew H. Tisch and James S. Tisch are sons of Laurence A. Tisch and Jonathan M. Tisch is a son of Preston R. Tisch. None of the other officers or directors of Registrant is related to any other.

  All executive officers of Registrant, except Jason Boxer and Arthur L. Rebell, have been engaged actively and continuously in the business of Registrant for more than the past five years. Prior to being named Vice President - Real Estate in February 2001, Jason Boxer served in various capacities within the Registrant's real estate department since 1998. Prior thereto, he had been an associate attorney with the law firm of Battle Fowler, LLP since 1995. Arthur L. Rebell has been a senior vice president of the Company since June of 1998. Prior to joining Loews, during 1997 and 1998 he was an associate professor of Mergers and Acquisitions at New York University, a Managing Director of Highview Capital and a Partner in Strategic Investors. Prior to that he was a Managing Director of Schroders. Prior to being named Vice President-Tax in 2002, Susan Becker held various positions in Registrant's tax department, most recently as an Assistant Vice President.

  Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

Price Range of Common Stock*

  Loews Corporation's common stock is listed on the New York Stock Exchange. The following table sets forth the reported consolidated tape high and low sales prices in each calendar quarter of 2001 and 2000:

                                      2001                         2000
                              ------------------------------------------------
                               High           Low           High          Low
------------------------------------------------------------------------------
First Quarter ............    $59.95        $44.00        $ 30.56       $19.13
Second Quarter ...........     72.50         56.51          34.06        24.63
Third Quarter ............     63.82         41.05          44.38        29.81
Fourth Quarter ...........     58.00         44.55          52.47        37.25

Dividend Information*

  The Company has paid quarterly cash dividends on its common stock in each year since 1967. Regular dividends of $.13 per share of common stock were paid in each calendar quarter of 2000 and in the first calendar quarter of 2001. The Company increased its dividend to $.15 per share beginning in the second calendar quarter of 2001.

Approximate Number of Equity Security Holders

  The Company has approximately 2,100 holders of record of Loews Common Stock and 5 holders of record of Carolina Group stock.

* Per share amounts have been adjusted to give retroactive effect to the two-for-one stock split effective March 21, 2001.

Item 6. Selected Financial Data.



Year Ended December 31                 2001         2000          1999         1998         1997
------------------------------------------------------------------------------------------------
(In millions, except per share data)


Results of Operations:
Revenues(1)  . . . . . . . . . .  $19,417.2    $21,251.2    $21,442.7     $21,296.0   $20,266.6
(Loss) income before taxes,
  minority interest and
  cumulative effect of
  accounting changes-net . . . .  $  (813.1)   $ 3,205.9    $   944.2     $ 1,077.4   $ 1,593.2
(Loss) income before cumulative
  effect of accounting changes .  $  (535.8)   $ 1,876.7    $   521.1     $   464.8   $   793.6
Cumulative effect of changes in
  accounting principles-net  . .      (53.3)                   (157.9)
------------------------------------------------------------------------------------------------
Net (loss) income  . . . . . . .  $  (589.1)   $ 1,876.7    $   363.2     $   464.8   $   793.6
================================================================================================

(Loss) Income Per Share (2):

(Loss) income before cumulative
  effect of accounting changes .  $   (2.75)   $    9.44    $    2.40     $    2.03   $    3.45
Cumulative effect of changes in
  accounting principles-net  . .       (.27)                     (.73)
------------------------------------------------------------------------------------------------
Net (loss) income  . . . . . . .  $   (3.02)   $    9.44    $    1.67     $    2.03   $    3.45
================================================================================================

Financial Position:

Investments  . . . . . . . . . .  $41,159.1    $41,332.7    $40,633.0    $ 42,705.2   $41,619.1
Total assets . . . . . . . . . .   75,251.1     71,841.5     69,463.7      70,979.4    69,983.1
Long-term debt . . . . . . . . .    5,920.3      6,040.0      5,706.3       5,966.7     5,752.6
Shareholders' equity . . . . . .    9,649.3     11,191.1      9,977.7      10,201.2     9,665.1
Cash dividends per share (2) . .        .58          .50          .50           .50         .50
Book value per share (2) . . . .      50.39        56.74        47.75         45.31       42.02
Shares of common stock
  Outstanding (2). . . . . . . .      191.5        197.2        209.0         225.2       230.0
------------------------------------------------------------------------------------------------

(1)  Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2001.

(2)  Share and per share amounts have been adjusted to give retroactive effect to the two-for-
     one stock split effective March 21, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW

Loews Corporation reported a loss for the year ended 2001 of $589.1 million or $3.02 per share, compared to net income of $1,876.7 million or $9.44 per share in 2000. The net loss was primarily attributable to CNA's second quarter reserve charge of $1.8 billion and losses of $264.6 million at CNA related to the World Trade Center attack and related events, as well as the fourth quarter restructuring and other charges at CNA, and a charge of $121.0 million after-taxes at Lorillard in the second quarter related to the agreement with the Engle class.

The net loss in 2001 includes net investment gains of $792.2 million or $4.06 per share compared to gains of $577.1 million or $2.90 per share in the prior year. The net loss also includes a charge for an accounting change of $53.3 million or $.27 per share, related to the adoption by CNA of a new accounting standard for derivative instruments.

Net operating income (loss) is calculated by deducting net investment gains or losses (investment gains or losses after deduction of related income taxes and minority interests) and the cumulative effect of a change in accounting principle, net of tax and minority interest, from net income (loss). Analysts following our stock have advised us that such information is meaningful in assisting them in measuring the performance of our insurance subsidiaries. In addition, it is used in management's discussion of the results of operations for the insurance related segments due to the significance of the amount of net investment gains or losses. Net operating income (loss) is also a common measure throughout the insurance industry. Net realized investment gains are excluded from this operating measure because investment gains or losses related to CNA's available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

Net income for the quarter ended December 31, 2001 was $188.1 million or $.98 per share, compared to $502.9 million or $2.55 per share in 2000. Net investment gains amounted to $236.7 million in the fourth quarter of 2001, compared to gains of $172.6 million in the fourth quarter of 2000.

Net operating loss, which excludes net investment gains and losses, for the fourth quarter was $48.6 million or $.26 per share, compared to net operating income of $330.3 million or $1.67 per share in 2000. The lower results in the current quarter are primarily due to charges of $110.8, $46.1 and $61.2 million, after-taxes and minority interest, at CNA related to restructuring and other related charges, Enron related losses, and reserve strengthening primarily for the current accident year, respectively.

Revenues for the year ended 2001 were $19.4 billion, compared to $21.3 billion in 2000. Revenues for the year ended 2001 declined due primarily to lower earned premiums for CNA's Property-Casualty business.

At year end 2001, Loews Corporation had a book value of $50.39 per share compared to $56.74 per share in 2000.

Issuance Of Carolina Group Tracking Stock

On January 4, 2002 the shareholders of Loews Corporation authorized and approved the creation of a new class of common stock of the Company, called Carolina Group stock and on February 6, 2002 in an initial public offering the Company issued 40.3 million shares of Carolina Group stock.

The Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The Company has attributed the following assets and liabilities to the Carolina Group:

  (a) The Company's 100% stock ownership interest in Lorillard, Inc.;

  (b) $2.5 billion of notional, intergroup debt owed by the Carolina Group to the Loews Group, bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021;

  (c) any and all liabilities, costs and expenses of the Company and Lorillard, Inc. and the subsidiaries and predecessors of Lorillard, Inc., arising out of or related to tobacco or otherwise arising out of the past, present or future business of Lorillard, Inc. or its subsidiaries or predecessors, or claims arising out of or related to the sale of any businesses previously sold by Lorillard, Inc. or its subsidiaries or predecessors, in each case, whether grounded in tort, contract, statute or otherwise, whether pending or asserted in the future;

  (d) all net income or net losses arising from the assets and liabilities that are reflected in the Carolina Group and all net proceeds from any disposition of those assets, in each case, after deductions to reflect dividends paid to holders of Carolina Group stock or credited to the Loews Group in respect of its intergroup interest; and

  (e) any acquisitions or investments made from assets reflected in the Carolina Group.

Holders of Carolina Group stock have an approximately 23.17% economic interest in the Carolina Group.

The Loews Group consists of all of the Company's assets and liabilities other than the 23.17% economic interest in the Carolina Group represented by the outstanding Carolina Group stock, and includes as an asset the notional intergroup debt of the Carolina Group referred to above.

The creation of the Carolina Group and the issuance of Carolina Group stock does not change the Company's ownership of Lorillard, Inc. or Lorillard, Inc.'s status as a separate legal entity. The Carolina Group and the Loews Group are notional groups that are intended to reflect the performance of the defined sets of assets and liabilities of each such group as described above. The Carolina Group and the Loews Group are not separate legal entities and the attribution of assets and liabilities to the Loews Group or the Carolina Group does not affect title to the assets or responsibility for the liabilities.

Holders of the Company's common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.



RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA

Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is an 89% owned subsidiary of the Company.

CNA underwent significant management changes, strategic realignment and restructuring in the second half of 2001. These management changes as well as the strategic realignment and restructuring have changed the way CNA manages its operations and makes business decisions; and therefore, necessitated a change in CNA's reportable segments.

The changes made to CNA's reportable segments were as follows: (i) Commercial Insurance and CNA Excess & Select (formerly included in Agency Market Operations) and Risk Management Operations, were combined into Standard Lines;
(ii) CNA Pro, CNA HealthPro, CNA Guaranty and Credit (formerly included in Specialty Operations) and Global Operations were combined into Specialty Lines; (iii) losses and expenses related to the centralized adjusting and settlement of environmental pollution and other mass tort and asbestos ("APMT") claims previously included in Commercial Insurance, CNA Excess & Select, Risk Management and Global Operations are now included in the Other Insurance segment; and (iv) Personal Insurance, CNA UniSource, agriculture insurance, entertainment insurance and other financial lines were moved from the various property-casualty segments to the Other Insurance segment. CNA Re, Group Operations and Life Operations are unchanged from the prior segment presentation.

CNA now conducts its operations through five operating groups: Standard Lines, Specialty Lines and CNA Re (these groups comprise the Company's Property-Casualty segment); Group Operations and Life Operations. In addition to these five operating segments, certain other activities are reported in the Other Insurance segment. These segments reflect the way CNA manages its operations and makes business decisions. Segment disclosures of prior periods have been modified to conform with the current year presentation.

World Trade Center Event

During the third quarter of 2001, CNA experienced a severe catastrophe loss estimated at $468.0 million pretax, net of reinsurance, related to the September 11, 2001 World Trade Center disaster and related events ("WTC event"). The loss estimate is based on a total industry loss of $50.0 billion and includes all lines of insurance. The current estimate takes into account CNA's substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. These loss estimates are subject to considerable uncertainty. Subsequent developments on claims arising out of the WTC event, as well as the collectibility of reinsurance recoverables, could result in an increase in the total estimated net loss, which could be material to CNA's results of operations.

The following table provides management's estimate of losses related to the WTC event on a gross basis (before reinsurance) and a net basis (after reinsurance) on CNA's operating segments:


                                                                                        Net of
                                                                                          Tax
                                                     Pretax    Aggregate    Total         and
                                            Gross     Net      Reinsurance  Pretax      Minority
Year Ended December 31, 2001               Losses   Impact (a)   Benefit    Impact      Interest
------------------------------------------------------------------------------------------------
(In millions)


Standard Lines                           $  375.0   $ 185.0     $108.0      $ 77.0       $ 44.0
Specialty Lines                             214.0      30.0       12.0        18.0         11.0
CNA Re                                      662.0     410.0      139.0       271.0        154.0
------------------------------------------------------------------------------------------------
Total Property and Casualty               1,251.0     625.0      259.0       366.0        209.0
Group Operations                            322.0      80.0                   80.0         46.0
Life Operations                              75.0      22.0                   22.0         12.0
------------------------------------------------------------------------------------------------

Total                                    $1,648.0   $ 727.0     $259.0      $468.0       $267.0
================================================================================================

(a) Pretax impact of the WTC event before the corporate aggregate reinsurance treaties. The net impact includes $85.0 of reinstatement and additional premiums.

Second Quarter 2001 Prior Year Reserve Strengthening

During the second quarter of 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years that are discussed in further detail below. CNA completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted. With respect to APMT reserves, CNA reviewed internal claims data as well as studies generated by external parties, including a significant industry analysis of asbestos and environmental pollution exposures by an international rating agency. As a result of these various reviews, management concluded that ultimate losses, including losses for APMT claims, would be higher in the range of possible outcomes than previously estimated. CNA recorded charges of $2.6 billion ($1.5 billion after-tax and minority interest), net of the related corporate aggregate reinsurance treaty benefit, to strengthen reserves associated with a change in estimate of prior year net loss reserves, including $1.2 billion pretax ($.7 billion after-tax and minority interest) related to APMT.

The second quarter 2001 reserve strengthening and related items comprising the amounts noted above are detailed by segment in the following table:


                                             Standard   Specialty              Other
Year Ended December 31, 2001                   Lines      Lines    CNA Re   Insurance    Total
------------------------------------------------------------------------------------------------
(In millions)

Net reserve strengthening excluding
 the impact of the corporate aggregate
 reinsurance treaty:
  APMT                                                           $  57.0   $ 1,140.0  $1,197.0
  Non-APMT                                 $ 523.0    $407.0       574.0        90.0   1,594.0
------------------------------------------------------------------------------------------------

Total                                        523.0     407.0       631.0     1,230.0   2,791.0
Pretax benefit from corporate aggregate
 reinsurance treaty on accident year 1999   (197.0)                (26.0)               (223.0)*
Accrual for insurance-related assessments     48.0                                        48.0
------------------------------------------------------------------------------------------------

Net reserve strengthening and related
 accruals                                    374.0     407.0       605.0     1,230.0   2,616.0
------------------------------------------------------------------------------------------------

Change in estimate of premium accruals       629.0       3.0       (13.0)       (3.0)    616.0
Reduction of related commission accruals     (50.0)                                      (50.0)
------------------------------------------------------------------------------------------------

Net premium and related accrual reductions   579.0       3.0       (13.0)       (3.0)    566.0
------------------------------------------------------------------------------------------------

Total pretax second quarter 2001 reserve
 strengthening and other related accruals  $ 953.0    $410.0     $ 592.0   $ 1,227.0  $3,182.0
================================================================================================

Total after-tax and minority interest
 second quarter 2001 reserve strengthening
 and other related accruals                $ 539.0    $241.0     $ 334.0   $   695.0  $1,809.0
================================================================================================
* $500.0 of ceded losses reduced by $230.0 of ceded premiums and $47.0 of interest charges.

The non-APMT adverse loss development was the result of recent analyses of several lines of business. This development related principally to commercial insurance coverages including automobile liability and multiple-peril, as well as assumed reinsurance and health care-related coverages. A brief summary of these lines of business and the associated reserve development is discussed below and in more detail in the discussion of CNA's segments.

Approximately $600.0 million of the adverse loss development, excluding the impact of the corporate aggregate reinsurance treaty, is a result of analyses of several coverages provided to commercial entities written by various segments of CNA. These analyses showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril. In addition, the number of commercial automobile liability claims was higher than expected. Finally, several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

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

Approximately $320.0 million of adverse loss development, excluding the impact of the corporate aggregate reinsurance treaty, occurred in

Specialty Lines and was caused by coverages provided to health care-related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities was higher than expected. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing health care-related services increased more than expected.

Concurrent with CNA's review of loss reserves, CNA completed comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. As a result, CNA recorded a $.6 billion pretax ($.3 billion after-tax and minority interest) charge related to retrospective premium and other premium accruals ("premium accruals"). The studies included the review of all such retrospectively rated insurance policies and the current estimate of ultimate losses.

As a result of this review and changes in premiums associated with the change in estimates for loss reserves, CNA recorded a pretax reduction in premium accruals of $566.0 million. The effect on net earned premiums was $616.0 million offset by a reduction of accrued commissions of $50.0 million. Approximately $188.0 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results for the year. Accruals for ceded premiums related to other reinsurance treaties increased $83.0 million due to the reserve strengthening. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above.

Aggregate Reinsurance Treaties

In 1999, CNA entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property-casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, "losses") ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 million of ceded losses with an aggregate limit of $1.0 billion of ceded losses for the three-year period. The ceded premiums are a percentage of ceded losses and for each $500.0 million of limit the premium is $230.0 million. The second section of the Aggregate Cover, which is only available for accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8.0% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.3% per annum.

The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the WTC event, the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded during 2001, the $500.0 million limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500.0 million of limit on accident years 2000 and 2001 under the first section.

In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 million of ceded losses. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds.

The impact of the Aggregate and CCC Cover on pretax operating results for the year ended December 31, 2001, was as follows:


                                               Aggregate     CCC
                                                 Cover       Cover     Total
------------------------------------------------------------------------------
(In millions)
Ceded earned premiums                          $ (543.0)   $(260.0)  $ (803.0)
Ceded losses                                    1,010.0      470.0    1,480.0
Interest charges                                  (81.0)     (20.0)    (101.0)
------------------------------------------------------------------------------
Pretax benefit on operating results            $  386.0    $ 190.0   $  576.0
==============================================================================

The pretax benefit from the Aggregate Cover and CCC Cover by operating segment on estimated losses related to the second quarter 2001 reserve strengthening, the WTC event and Core operations for the year ended December 31, 2001, was as follows:


                                        Second
                                     Quarter 2001
                                        Reserve      WTC     Core
                                     Strengthening  Event  Operations   Total
------------------------------------------------------------------------------
(Amounts in millions)

Standard Lines                          $197.0      $108.0    $76.0    $381.0
Specialty Lines                                       12.0     21.0      33.0
CNA Re                                    26.0       139.0     (3.0)    162.0
------------------------------------------------------------------------------

Pretax benefit on operating results     $223.0      $259.0    $94.0    $576.0
==============================================================================

2001 Restructuring

In 2001, CNA finalized and approved two separate restructuring plans. The first plan, which related to CNA's Information Technology operations (the "IT Plan"), was approved in June of 2001. The second plan, which principally relates to restructuring the Property-Casualty segments and Life Operations, discontinuation of variable life and annuity business and consolidation of real estate locations (the "2001 Plan"), was approved in December of 2001.

IT Plan

The overall goal of the IT Plan was to improve technology for the underwriting function throughout CNA and to eliminate inefficiencies in the deployment of IT resources. The changes facilitate a strong focus on enterprise-wide system initiatives. The IT Plan had two main components, which include the reorganization of IT resources into the Technology and Operations Group with a structure based on centralized, functional roles and the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support CNA's strategies.

As summarized in the following table, CNA incurred $62.0 million, pretax, of restructuring and other related charges in 2001 for the IT Plan. CNA does not expect to incur significant amounts of additional charges with respect to the IT Plan in any future period and, as a result, does not intend to separately classify such expenses as restructuring and other related charges when they occur.

IT Plan charges by segment for the year ended December 31, 2001, are as follows:



                                        Employee
                                      Termination   Impaired
                                      and Related     Asset    Other
                                     Benefit Costs   Charges   Costs    Total
------------------------------------------------------------------------------
(In millions)

Standard Lines                          $ 5.0         $ 1.0              $ 6.0
Specialty Lines                           2.0                              2.0
------------------------------------------------------------------------------
Total Property-Casualty                   7.0           1.0                8.0
Life Operations                                        17.0               17.0
Other Insurance                          22.0          14.0     $1.0      37.0
------------------------------------------------------------------------------

Total                                   $29.0         $32.0     $1.0     $62.0
==============================================================================

In connection with the IT Plan after the write-off of impaired assets, CNA accrued $30.0 million of restructuring and other related charges in 2001 (the "IT Plan Initial Accrual"). These charges primarily related to $29.0 million of workforce reductions of approximately 260 positions gross and 249 positions net and $1.0 million of other costs.

The following table summarizes the IT Plan Initial Accrual and the activity in that accrual during 2001. Approximately $8.0 million of the remaining accrual is expected to be paid out during 2002.


                                        Employee
                                      Termination   Impaired
                                      and Related     Asset    Other
                                     Benefit Costs   Charges   Costs    Total
------------------------------------------------------------------------------
(In millions)

Initial accrual                         $29.0       $ 32.0    $1.0    $ 62.0
Cost that did not require cash                       (32.0)            (32.0)
Payments charged against liability      (19.0)                         (19.0)
------------------------------------------------------------------------------
Accrued costs                           $10.0                 $1.0     $11.0
==============================================================================

Through December 31, 2001, approximately 249 employees were released due to the IT Plan, nearly all of whom were technology support staff.

The IT Plan is not expected to result in decreased operating expense in the foreseeable future. This is because savings from the workforce reduction will be offset by new technology-related initiatives.

2001 Plan

The overall goal of the 2001 Plan is to create a simplified and leaner organization for customers and business partners. The major components of the plan include a reduction in the number of strategic business units ("SBUs") in the property-casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the number of property-casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations include a decision to discontinue the variable life and annuity business.

As summarized in the following table, CNA incurred $189.0 million, pretax, of restructuring and other related charges for the 2001 Plan. CNA does not expect to incur significant amounts of additional charges with respect to the 2001 Plan in any future period and, as a result, does not intend to separately classify such expenses as restructuring and other related charges when they occur.

2001 Plan charges by segment for the year ended December 31, 2001, are as follows:


                        Employee
                       Termination       Lease     Impaired
                       and Related    Termination    Asset    Other
                      Benefit Costs      Costs      Charges   Costs    Total
------------------------------------------------------------------------------
(In millions)

Standard Lines          $40.0                                          $ 40.0
Specialty Lines           7.0          $ 4.0                              7.0
CNA Re                    2.0                                             6.0
------------------------------------------------------------------------------
Total Property-
 Casualty                49.0            4.0                             53.0
Group Operations          1.0                                             1.0
Life Operations           9.0                      $ 9.0      $35.0      53.0
Other Insurance           9.0           52.0        21.0                 82.0
------------------------------------------------------------------------------

Total                   $68.0          $56.0       $30.0      $35.0    $189.0
==============================================================================

All lease termination costs and impaired asset charges, except lease termination costs incurred by operations in the United Kingdom and software write-offs incurred by Life Operations, were charged to the Other Insurance segment because office closure and consolidation decisions were not within the control of the other segments affected. Lease termination costs incurred in the United Kingdom relate solely to the operations of CNA Re. All other charges were recorded in the segment benefiting from the services or existence of the employee or asset.

The 2001 Plan charges incurred by Standard Lines were $40.0 million, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 1,063 positions, gross and net, of which $27.0 million related to severance and outplacement costs and $13.0 million related to other salary costs. Through December 31, 2001, approximately 510 employees were released due to the 2001 Plan. Approximately 272 of these employees were administrative, technology or financial support staff; approximately 164 of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 74 of these employees were in various other positions.

The 2001 Plan charges incurred by Specialty Lines were $7.0 million, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 177 positions, gross and net, of which $5.0 million related to severance and outplacement costs and $2.0 million related to other salary costs. Through December 31, 2001, approximately 107 employees were released due to the 2001 Plan. Approximately 47 of these employees were administrative, technology or financial support staff; approximately 45 of these employees were underwriters, claim adjusters, and related insurance services staff; and approximately 15 of these employees were in various positions.

The 2001 Plan charges incurred by CNA Re were $6.0 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 33 positions, gross and net, amounted to $2.0 million, all of which related to severance and outplacement costs. Through December 31, 2001 no employees in CNA Re were released due to the 2001 Plan. The remaining $4.0 million of charges incurred by CNA Re related to lease termination costs.

The 2001 Plan charges incurred by Group Operations were $1.0 million, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 38 positions, gross and net. Through December 31, 2001 no employees in Group Operations were released due to the 2001 Plan.

The 2001 Plan charges incurred by Life Operations were $53.0 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 356 positions, gross and net, amounted to $9.0 million, of which $8.0 million related to severance and outplacement costs and $1.0 million related to other salary costs. Through December 31, 2001, approximately seven positions were released due to the 2001 Plan which were primarily administrative, technology and financial support staff positions. Life Operations incurred $9.0 million of impaired asset charges related to software. Other costs of $35.0 million in Life Operations relate to a write-off of deferred acquisition costs on in-force variable life and annuity contracts as CNA believes that the decision to discontinue these products will negatively impact the persistency of the business.

The 2001 Plan charges incurred by the Other Insurance segment were $82.0 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 194 positions, gross and net, amounted to $9.0 million, of which $6.0 million related to severance and outplacement costs and $3.0 million related to other salary costs. Through December 31, 2001, 129 employees were released due to the 2001 Plan. Approximately 114 of these employees were administrative, technology or financial support staff; and approximately 15 of these employees were in various other positions. The Other Insurance segment also incurred $73.0 million of lease termination and asset impairment charges related to office closure and consolidation decisions not within the control of the other segments affected.

In connection with the 2001 Plan, CNA accrued $189.0 million of these restructuring and other related charges (the "2001 Plan Initial Accrual"). These charges include employee termination and related benefit costs, lease termination costs, impaired asset charges and other costs. The following table summarizes the 2001 Plan Initial Accrual and the activity in that accrual during 2001. Approximately $94.0 million of the remaining accrual is expected to be paid out during 2002.

                        Employee
                       Termination       Lease     Impaired
                       and Related    Termination    Asset    Other
                      Benefit Costs      Costs      Charges   Costs    Total
------------------------------------------------------------------------------
(In millions)

Initial accrual         $68.0           $ 56.0      $ 30.0    $ 35.0  $ 189.0
Cost that did not
 require cash                                                  (35.0)   (35.0)
Payments charged
 against liability       (2.0)                                           (2.0)
------------------------------------------------------------------------------

Accrued costs           $66.0            $56.0      $ 30.0            $ 152.0
==============================================================================

The majority of the positions impacted by the restructuring that were not released by December 31, 2001 are expected to be released in the first quarter of 2002. The real estate consolidation will occur throughout 2002, however the full level of savings from the consolidation will not be realized until the fourth quarter. Management anticipates that the restructuring activities in 2001 will result in cost savings of approximately $100.0 million in 2002.

Additionally, at December 31, 2000, an accrual of $7.0 million for lease termination costs remained related to the August 1998 restructuring ("1998 Plan"). Approximately $6.0 million of these costs were paid in 2001, resulting in a remaining accrual of $1.0 million at December 31, 2001. No restructuring and other related charges related to the 1998 Plan were incurred during 2001 or 2000. Restructuring and other related charges for the 1998 Plan amounted to $83.0 million in 1999.

Terrorism Exposure

CNA and the insurance industry incurred substantial losses related to the tragic events of September 11, 2001. For the most part, CNA believes the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished. The public debate following September 11 centered on the role, if any, the U.S. federal government should play in providing a "terrorism backstop" for the industry. Several legislative proposals were introduced, but as yet, Congress has not enacted any of the proposed solutions.

Without any federal backstop in place, CNA's businesses are exposed to losses arising from terrorism events. CNA is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions, and use of reinsurance.

While the unexpired portion of CNA's current reinsurance program generally provides coverage for terrorism events, CNA expects that future property-casualty and certain group life and accident reinsurance renewals will either exclude coverage or be significantly limited with respect to terrorism events. CNA does not expect any terrorism exclusion to be included in future individual life reinsurance renewals.

CNA is generally including a terrorism exclusion or sub-limit in its primary and reinsurance assumed policy forms and contracts for large property risks in selected geographic areas. General liability and commercial auto policies for large commercial customers also generally exclude terrorism where permissible by law. The primary property and casualty policy forms applicable to new and renewal policies for small and middle market commercial customers will generally include a terrorism exclusion; however, these policy forms have not yet been approved in all states. CNA is generally prohibited, from excluding terrorism exposure from its primary workers' compensation, individual life and group life and health policies.

2002 Reinsurance Considerations

In addition to the terrorism coverage issues discussed, CNA expects other significant changes related to the reinsurance environment in 2002. Due to the significant increase in reinsurance costs for several lines of insurance, CNA expects to purchase less reinsurance protection in 2002 than in 2001. The amount of reinsurance purchased has a direct impact on the level of gross and net exposure that CNA is willing to underwrite in certain lines. For example, the net retention on a substantial portion of Standard Lines' workers' compensation exposure will generally increase from $500,000 per each loss occurrence in 2001 to $10.0 million per each loss occurrence in 2002. CNA expects to retain approximately $60.0 million more premium in 2002 as a result of this increase in retention in workers' compensation exposure. Other property-casualty exposures expected to be significantly impacted by changes in the level, cost and availability of reinsurance purchased in 2002 include, but are not limited to, surety, workers' compensation, catastrophe and professional liability. CNA has purchased less finite reinsurance in 2002 than in prior years.

The reduced level of reinsurance purchased in 2002 will likely increase the volatility of reported losses; however, CNA will also retain more premium than in prior years.

CNA is currently finalizing its aggregate reinsurance protection for 2002 for a substantial portion of its property-casualty business. The reinsurance protection will be handled on a funds withheld basis.

Property-Casualty

CNA conducts its property-casualty operations through the following operating segments: Standard Lines, Specialty Lines, and CNA Re.

The following table summarizes key components of the Property-Casualty segment operating results for the years ended December 31, 2001, 2000 and 1999.

Year Ended December 31                            2001       2000      1999
------------------------------------------------------------------------------
(In millions)

Net earned premiums                          $ 5,010.0    $6,927.0  $ 7,359.0
Underwriting loss                             (3,122.0)     (672.0)  (1,147.0)
Net operating (loss) income                   (1,249.1)      412.6      111.3

Ratios:
 Loss and loss adjustment expense ratio          114.6%       77.0%      83.0%
 Expense ratio                                    45.4        31.5       32.2
 Dividend ratio                                    2.3         1.2         .4
------------------------------------------------------------------------------

 Combined ratio                                  162.3%      109.7%     115.6%
==============================================================================

2001 adjusted ratios*

 Loss and loss adjustment expense ratio           77.8%
 Expense ratio                                    35.3
 Dividend ratio                                    1.8
-------------------------------------------------------

 Combined ratio                                  114.9%
=======================================================

Adjusted underwriting loss*                  $  (946.0)
=======================================================

*The adjusted results exclude the impact of the second quarter 2001 reserve strengthening, the WTC event, corporate aggregate reinsurance treaties and restructuring and other related charges.

2001 Compared with 2000

The net operating loss for the Property-Casualty segment was $1,249.1 million in 2001 as compared with net operating income of $412.6 million in 2000. The decline in net operating results was principally due to prior year reserve strengthening of $1,113.7 million recorded in the second quarter of 2001 related to a change in estimate of prior year net loss reserves and retrospective premium accruals, net of the related corporate aggregate reinsurance treaty benefit; estimated losses related to the WTC event of $209.0 million, net of the related corporate aggregate reinsurance treaty benefit, and restructuring and other related charges of $36.8 million recorded in 2001. In addition, net operating results for 2001 decreased $97.1 million due to a decline in investment income from limited partnerships and $61.2 million for reserve strengthening primarily for the current accident year, in the London-based primary commercial and marine operations. Net operating income also decreased $46.1 million related to the recent bankruptcy filing by certain Enron entities recorded in the fourth quarter of 2001. These declines were partially offset by lower prior year adverse loss reserve development (excluding the second quarter 2001 reserve development) and a $52.5 million benefit related to corporate aggregate reinsurance treaties for core operations. Net operating results in 2000 benefited from a change in estimate for certain insurance-related assessments of $52.0 million in 2000.

Net operating results also decreased due to a $141.8 million after-tax charge to strengthen prior underwriting year loss reserves for CNA Reinsurance Company Limited ("CNA Re U.K."). There was no tax benefit related to this charge due to the inability to recover further tax benefits related to the underwriting losses of CNA Re U.K. During the fourth quarter, CNA updated its impairment analysis of subsidiaries held for sale, including the United Kingdom subsidiaries of CNA Re. The updated impairment analysis indicated that the $248.0 million after-tax and minority interest realized loss recorded in the second quarter of 2001 should be reduced by $141.8 million, primarily because the net assets of CNA Re U.K. had been significantly diminished by its operating losses in the second half of 2001. In addition, CNA updated its estimate of disposal costs, including anticipated capital contributions, to reflect changes in the planned structure of the anticipated sale. The sale of the United Kingdom insurance subsidiaries will be subject to regulatory approval and all sales are expected to be completed in 2002.

Based upon the significance of the charges related to the second quarter 2001 reserve strengthening, WTC event, corporate aggregate reinsurance treaties, and restructuring and other related charges, these items are discussed in the aggregate in the preceding sections. The following discussion compares underwriting results and ratios excluding the effect of these items. The adjusted combined ratio increased 5.2 points in 2001 as compared with 2000 and the adjusted underwriting results for the Property-Casualty segment declined $274.0 million. The adjusted loss ratio increased 0.8 points as a result of the reduced net earned premiums base, losses related to Enron, favorable loss development recorded in 2000 for the architects and engineers business not present in 2001, declined underwriting results in global and marine lines related to current accident year reserve strengthening as discussed above, and the prior underwriting year reserve strengthening of CNA Re U.K. These declines were partially offset by improved underwriting results across most standard lines, particularly the automobile and packages lines, due to earned rate achievement and re-underwriting efforts undertaken last year, and lower prior year adverse loss development (excluding the second quarter 2001 reserve strengthening). The increase in the adjusted expense ratio of 3.8 points was primarily attributable to the decrease in the net earned premium base, the write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business, an increase in the accrual for guaranty fund assessments related to the Reliance insolvency, and the decreased impact of the change in estimate for certain insurance-related assessments. The adjusted dividend ratio increased 0.6 points primarily due to adverse development in dividend reserves in Standard Lines in 2001 compared with favorable development taken in 2000.

Net earned premiums for the Property-Casualty segment decreased $1,917.0 million for 2001 compared with 2000. This decline was comprised of decreases in Standard Lines of $1,516.0 million and CNA Re of $448.0 million, partially offset by increased net earned premiums for Specialty Lines of $47.0 million.

Net earned premiums for Standard Lines decreased primarily as a result of $564.0 million of ceded premiums related to the corporate aggregate reinsurance treaties, additional ceded premiums other than the corporate aggregate reinsurance treaties, increased adverse premium development excluding the second quarter 2001 reserve strengthening, a change in estimate for involuntary market premium accruals and additional adverse experience in retrospective premium accruals. The change in estimate related to retrospective premium receivables was based upon CNA's completion of comprehensive studies related to estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. The studies included the review of all such retrospectively rated insurance policies and the current estimate of ultimate losses.

Net earned premiums for CNA Re decreased as a result of $161.0 million of ceded premiums related to the corporate aggregate reinsurance treaties. In addition, premiums decreased as a result of the announced intention to sell the United Kingdom insurance subsidiaries. These declines were partially offset by reinstatement and additional premiums of $89.0 million related to the WTC event.

Net earned premiums for Specialty Lines increased due to increases in the law firms, the long-term care and architects and engineers products as well as increased rate achievement in Europe, primarily in property lines, the reserve for retrospective premium increase recorded in 2000 and decreased ceded premiums related to reinsurance for the medical professional liability line of business. Partially offsetting these improvements was $77.0 million in additional ceded premiums related to the corporate aggregate reinsurance treaties, declines in the warranty line of business and adverse experience in retrospective premium accruals recorded in the second quarter of 2001 reserve strengthening.

2000 Compared with 1999

Net operating income improved $301.3 million for 2000 as compared with 1999. The net operating income improvements were primarily driven by improved underwriting results partially offset by decreased investment income. In addition, net operating income in both 2000 and 1999 benefited from a change in estimate for certain insurance-related assessments resulting from regulatory changes in the basis on which certain of these assessments are calculated. The after-tax impact of this change was $52.0 million in 2000 and $43.7 million in 1999.

Underwriting results improved $475.0 million for 2000 as compared with 1999. The combined ratio decreased 5.9 points for the Property-Casualty segment for 2000 as compared with 1999. This decrease reflects an improvement in the loss ratio of 6.0 points which is primarily attributable to significant rate increases across the entire book of business, favorable catastrophe experience, reduced prior year reserve strengthening and the increased use of reinsurance. Catastrophe losses for 2000 improved by $195.0 million for the Property-Casualty segment. In addition to the decrease in the loss ratio, there was a decrease of 0.7 points in the expense ratio to 31.5% due principally to the absence of restructuring-related charges that occurred in 1999 but did not recur in 2000. The dividend ratio increased 0.8 points relating to reduced favorable development in dividend reserves for Standard Lines in 2000 as compared to 1999.

Net earned premiums for the Property-Casualty segment decreased $432.0 million in 2000 as compared with 1999. This decline in net earned premiums was comprised of decreases in Standard Lines of $271.0 million, Specialty Lines of $74.0 million and CNA Re of $87.0 million.

The decrease in net earned premiums in Standard Lines was primarily attributable to continued efforts to re-underwrite business and obtain adequate rates for exposure underwritten and increased use of reinsurance. The net earned premiums decline for Specialty Lines was related principally to (i) active decisions to renew only those accounts which meet current underwriting guidelines supporting the ongoing commitment to underwriting discipline, (ii) an increase in the retrospective return premium relating to favorable loss experience in the retrospectively rated architects' and engineers' business, and (iii) a $30.0 million decline due to the increased use of reinsurance for the medical professional liability lines of CNA HealthPro. These declines were partially offset by growth in the commercial casualty and property lines in the European operations, as well as growth in the commercial warranty and surety lines.

CNA Re experienced a decrease in net earned premiums that reflects decisions not to renew contracts that management believed did not meet profitability targets, partially offset by modest rate increases.

Group

Group Operations provides group life and health insurance products and services to employers, affinity groups and other entities that purchase insurance as a group. Group Operations also provides health insurance to federal employees, as well as life and health reinsurance.

2001 Compared with 2000

Net operating income decreased by $32.0 million in 2001 as compared with 2000. This decrease is related primarily to estimated losses of $45.3 million after-tax and minority interest as a result of the WTC event. Net operating income also declined $20.1 million as a result of the sale of Life Reinsurance and $11.4 million due to a decline in limited partnership income. Life Reinsurance contributed net operating income of $19.0 million in 2000. Partially offsetting these declines were improvements as a result of exiting unprofitable lines of approximately $35.0 million, and increased income in other product lines, primarily the disability and group long-term care lines of $10.0 million.

Net earned premiums for Group Operations decreased $217.0 million in 2001 as compared with 2000. Net earned premiums declined $228.0 million as a result of the sale of Life Reinsurance and $163.0 million in Group Reinsurance primarily as a result of terminating unprofitable contracts with independent underwriting agencies in 2000. These declines were partially offset by increases in Federal Markets of $116.0 million due to increased medical cost trends and growth in Group Benefits of $58.0 million, particularly in the disability and group long term care lines of business.

Group Operations achieved rate increases in 2001 that averaged approximately 4.0% for the disability line of business. Premium persistency rates were in the mid 80 percent range. For the group life line of business, rate increases averaged 1.0% to 2.0%. Premium persistency rates were in the lower 80% range.

2000 Compared with 1999

Net operating income increased $44.5 million in 2000 as compared with 1999. This increase relates to a $20.9 million improvement in Federal Markets due to the 1999 exit of unprofitable medical lines, a $29.5 million improvement in Group Reinsurance, a $3.5 million improvement in Life Reinsurance and a $6.1 million increase in limited partnership income. These improvements were partially offset by a $15.7 million decline in Group Benefits due to favorable 1999 loss experience in the group life line of business. The improvement associated with Group Reinsurance relates to adverse experience and loss development for the personal accident business recorded in 1999, which exceeded $6.0 million of exit costs incurred from the Management Services Organization ("MSO") business and $11.0 million of adverse development on the medical stop loss business in 2000. The decision to shut down the MSO business was based on lack of demand as providers were backing away from risk contracting.

Net earned premiums for Group Operations in 2000 increased $104.0 million as compared with 1999. This increase was principally a result of a $41.0 million increase in Group Benefits, primarily related to the group life line of business; a $35.0 million increase in Life Reinsurance; an $18.0 million increase in Group Reinsurance, and a $10.0 million increase in Federal Markets. The increases in Group Benefits and Life Reinsurance relate to new business production.

Life

Life Operations provides financial protection to individuals through a full product line of term life insurance, universal life insurance, long term care insurance, annuities and other products. Life Operations also provides retirement services products to institutions in the form of various investment products and administration services.

2001 Compared with 2000

Net operating income decreased by $98.5 million in 2001 as compared with 2000. This decrease relates primarily to restructuring and other related charges of $39.4 million, decreased net investment income from limited partnerships of $19.3 million, estimated losses related to the WTC event of $12.3 million and adverse mortality in the viatical settlement business of $8.8 million. Included in the restructuring and other related charges was a $20.1 million write-off of deferred acquisition costs on in-force variable life and annuity contracts, as CNA believes that its decision to discontinue these products will negatively impact the persistency of the business.

Sales volume for Life Operations decreased by $167.0 million in 2001 as compared with 2000. This decline was driven primarily by declines in the sales of variable annuities and as a result of the decision to cease purchasing new viatical policies. These declines were partially offset by increased renewals and increased new sales in Long Term Care products. Net earned premiums increased $78.0 million in 2001 as compared with 2000. This improvement is attributable primarily to improved sales of structured settlements because of favorable pricing conditions and Long Term Care products, partially offset by a decrease in new Individual Life business.

2000 Compared with 1999

Net operating income increased $31.1 million in 2000 as compared with 1999. The increase was attributable principally to increased earnings in the Index 500 product, the continued growth of Individual Life insurance in-force, favorable investment results in Individual Life and the Retirement Services and increased income from limited partnerships of $7.8 million.

Sales volume for Life Operations declined $478.0 million in 2000 as compared with 1999. Sales volume decreased because of a reduction in Retirement Services' products sold to institutions. These products tend to be "large case" institutional markets' sales, which can be sporadic, opportunistic and sensitive to independent agency ratings. Despite the overall decline, Life Operations' competitively priced product portfolio enabled most of its businesses to experience growth in 2000. Individual Life and Long Term Care products had an increasing base of direct premiums, and variable investment contracts experienced growth of $270.0 million to reach an annual sales level of $380.0 million in 2000. Net earned premiums declined $60.0 million in 2000 as compared with 1999. This decline was attributable primarily to sales declines in structured settlements and single premium group annuities due to a competitive pricing environment.

These declines were partially offset by a growing in-force block of Long Term Care and annuity products.

Other Insurance

The Other insurance segment contains CNA's corporate interest expense, certain run-off insurance operations, including Personal Insurance, losses and expenses related to the centralized adjusting and settlement of APMT claims, direct financial guarantee business underwritten by CNA's insurance affiliates, certain non-insurance operations, including eBusiness initiatives and CNA UniSource, and eliminations.

2001 Compared with 2000

Net operating results declined $777.5 million in 2001 as compared with 2000. The after-tax impact of the second quarter 2001 reserve strengthening on the Other Insurance segment was $695.2 million, including $644.7 million for APMT. See the following Environmental Pollution and Other Mass Tort and Asbestos Reserves section for a discussion of this charge. Net operating income for 2001 also decreased by $67.4 million for restructuring and other related charges, $39.0 million for the non-recurring ceding commission included in 2000 results related to the transfer of the Personal Insurance business to Allstate in 1999, $30.6 million related to increased eBusiness initiatives in 2001, and $12.3 million due to decreased limited partnership income. These declines were partially offset by lower interest expense on corporate borrowings in 2001 as compared with 2000 and a non-recurring favorable adjustment of expense recoveries under a service contract related to Personal Insurance.

Total operating revenues, excluding eliminations, decreased $104.0 million in 2001 as compared with 2000. This decline was due to a decrease in net investment income and net earned premiums from run-off insurance operations, particularly the entertainment and agriculture insurance lines.

2000 Compared with 1999

Net operating results improved $165.9 million for 2000 as compared with 1999. This improvement is due to lower adverse development related to asbestos claims in 2000 as compared with 1999 and improvements in Personal Insurance, including $45.0 million for non-recurring ceding commission in 2000 as compared with $33.0 million in 1999, partially offset by expenses for CNA's eBusiness initiatives.

Total operating revenues, excluding eliminations, decreased $1,578.0 million in 2000 as compared with 1999. This decline is driven primarily by a $1,421.0 million decrease in net earned premiums attributable primarily to the sale of Personal Insurance to Allstate in 1999. Net earned premiums for 1999 included $1,354.0 million of premiums related to Personal Insurance. The remaining decline in net earned premiums was primarily a result of CNA exiting the entertainment insurance and other financial lines of business. Additionally, operating revenues declined as a result of decreased net investment income.

Environmental Pollution and Other Mass Tort and Asbestos Reserves

CNA's property-casualty insurance subsidiaries have potential exposures related to APMT claims.

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by "Potentially Responsible Parties" ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency ("EPA") and included on its National Priorities List ("NPL"). State authorities have designated many cleanup sites as well.

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

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA's results of operations and/or financial position.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

As of December 31, 2001 and 2000, CNA carried approximately $617.0 and $347.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the year ended December 31, 2001 and 2000 amounted to $473.0 and $17.0 million. Favorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the year ended December 31, 1999 amounted to $84.0 million. The Company made environmental pollution-related claim payments and other mass tort-related claim payments, net of reinsurance recoveries, of $203.0, $135.0 and $236.0 million during the years ended December 31, 2001, 2000 and 1999, respectively.

The reserve development during 2001 for environmental pollution and other mass tort reserves was due to reviews completed during the year, which indicated that paid and reported losses were higher than expectations based on prior reviews. Factors that have led to this development include a number of declaratory judgments filed this year due to an increasingly favorable legal environment for policyholders in certain courts and other unfavorable decisions regarding cleanup issues.

CNA's property-casualty insurance subsidiaries also have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims.

As of December 31, 2001 and 2000, CNA carried approximately $1,204.0 and $603.0 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2001, 2000 and 1999 amounted to $772.0, $65.0 and $560.0 million, respectively. CNA made asbestos-related claim payments, net of reinsurance, of $171.0, $126.0 and $161.0 million during the years ended December 31, 2001, 2000 and 1999, respectively, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation. CNA has attempted to manage its asbestos-related exposures by aggressively resolving old accounts.

The reserve development during 2001 for asbestos-related claims was based on a management review of developments with respect to these exposures conducted during the year. This analysis indicated a significant increase in claim counts for asbestos-related claims. The factors that have led to the deterioration in claim counts include, among other things, intensive advertising campaigns by lawyers for asbestos claimants and the addition of new defendants such as the distributors and installers of products containing asbestos. New claim filings increased significantly in 2000 over 1999 and that trend continued during 2001. The volume of new claims has caused the bankruptcies of numerous asbestos defendants. Those bankruptcies also may result in increased liability for remaining defendants under principles of joint and several liability.

In addition, some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA currently has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed.

Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos-related claims include medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented and the possibility of legislative reform. Adverse developments with respect to such matters discussed herein could have a material adverse effect on CNA's results of operations and/or financial condition.

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

2001 Compared with 2000

Revenues increased by $186.1 million, or 4.3% and net income decreased $81.7 million, or 10.8%, respectively, in 2001 as compared to 2000.

Net sales increased due to higher average unit prices which would have resulted in an aggregate increase of approximately $543.5 million, or 12.8%, partially offset by a decrease of approximately $336.0 million, or 7.9%, reflecting lower unit sales volume for 2001 as compared to 2000. During 2001, Lorillard increased its net wholesale price of cigarettes by an average of $13.58 per thousand cigarettes ($.27 per pack of 20 cigarettes), or 12.8%. Federal excise taxes are included in the price of cigarettes and have remained constant at $17.00 per thousand units, or $.34 per pack of 20 cigarettes. On January 1, 2002, the federal excise tax on cigarettes increased by $2.50 per thousand cigarettes ($0.05 per pack of 20 cigarettes). All of the states also levy excise taxes on cigarettes. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. Such actions may adversely affect Lorillard's volume, operating revenues and operating income.

Lorillard's overall unit sales volume decreased by 6.5% in 2001, as compared to 2000. Newport's unit sales volume increased by .04% for 2001, primarily as a result of the introduction of the Newport Medium line extension and strengthened promotional support, as compared to 2000. The decrease in Lorillard's overall unit sales volume reflects lower unit sales of its Maverick and Old Gold brands in the discount market segment due primarily to increased competition in the discount segment and continued limitations imposed by Philip Morris's merchandising arrangements and general competitive conditions. Overall, industry unit sales volume decreased by 3.2% for the year ended December 31, 2001.

Lorillard's share of wholesale cigarette shipments was 9.5% in 2001, as compared to 9.8% for 2000. Newport, a premium brand, accounted for approximately 85% of Lorillard's unit sales for the year ended December 31, 2001 compared to 79% in 2000. Newport's market share of the premium segment was 10.9% for the year ended December 31, 2001 compared to 10.5% in 2000.

Lorillard recorded pretax charges of $1,140.4 and $1,076.5 million ($694.2 and $642.3 million after-taxes), for the years ended December 31, 2001 and 2000, respectively, to accrue its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. Funds required for the industry payment obligations have been provided by Lorillard's operating activities. See Note 17 of the Notes to Consolidated Financial Statements.

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

Net income declined for the year ended December 31, 2001, due to a charge of $121.0 million (net of taxes) to record the effect of the Engle agreement discussed in Liquidity and Capital Resources. Excluding this charge, net income would have increased by $39.3 million, or 5.2%, for the year ended December 31, 2001, as compared to 2000. This increase in net income was primarily due to the impact of wholesale price increases, partially offset by lower unit sales volume and increased sales promotional expenses, mostly in the form of coupons and other discounts provided to retailers and passed through to the consumer.

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

Net sales increased as compared to 1999, by approximately $550.3 million, or 13.8%, due to higher average unit prices, including $200.1 million from the increase in federal excise tax, partially offset by a decrease of approximately $307.8 million, or 7.7%, reflecting lower unit sales volume in 2000. Net investment income contributed $35.9 million to the increased revenues.

During 2000, Lorillard increased the wholesale price of its cigarettes by an aggregate of $16.50 per thousand cigarettes ($0.33 per pack of 20 cigarettes). Federal excise taxes included in the price of cigarettes are $17.00 per thousand cigarettes ($0.34 per pack of 20 cigarettes).

Net income increased due primarily to the increased revenues discussed above, partially offset by the charges for tobacco litigation settlements and higher legal expenses. Net income for the years ended

December 31, 2000 and 1999 includes pretax charges of $1,076.5 and $1,065.8 million ($642.3 and $637.3 million after-taxes), respectively, related to the settlement of tobacco litigation. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. Funds required to meet the industry payment obligations have been provided by Lorillard's operating activities.

Lorillard's overall unit sales volume decreased by 7.0% as compared to 1999. Newport, a full price brand, which accounted for approximately 79% of Lorillard's unit sales in 2000, increased by 1.5% as compared to 1999. Newport's increase in unit sales volume reflects increased promotional activities to the extent practicable in light of existing limitations due to competitive conditions. The decrease in Lorillard's overall unit sales volume reflects lower unit sales of its Maverick and Old Gold brands in the discount market segment. Discount brand sales have remained relatively constant at 26.3%, 26.4% and 26.2% as a percentage of industry sales for 2000, 1999 and 1998, respectively.

Newport's market share increased 0.1% to 7.7% in 2000, as compared to 7.6% in 1999. Overall industry unit sales volume is up by .02% in 2000, as compared to 1999.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

2001 Compared with 2000

Revenues and net income decreased by $16.7 and $7.3 million, or 4.9% and 27.2%, respectively, in 2001 compared to 2000.

Revenues decreased primarily due to lower occupancy rates and lower average room rates, partially offset by the addition of the Philadelphia hotel, which commenced operations in spring of 2000. The decline in revenues reflects the continued economic weakness and the impact that the September 11, 2001 World Trade Center attack had on the travel industry. Net income decreased due primarily to lower revenues and increased depreciation expenses related to the Philadelphia hotel, partially offset by lower advertising and administrative expenses and lower pre-opening costs.

2000 Compared with 1999

Revenues and income before cumulative effect of changes in accounting principles decreased by $13.4 and $43.7 million, or 3.8% and 62.0%, respectively, in 2000 as compared to 1999. Included in 1999 is a gain of $85.1 million ($52.0 million after-taxes) from the sale of two franchised properties. Excluding this gain, revenues and income before cumulative effect of changes in accounting principles increased by $71.7 and $8.3 million, respectively.

Revenues and income before cumulative effect of changes in accounting principles increased due primarily to increased overall average room rates and the addition of two luxury properties to the Loews Hotels portfolio, offsetting the 1999 sale of the two franchised properties. Overall occupancy rates remained at approximately 78%, essentially unchanged from 1999. Income also benefited from improved operating results of an unconsolidated joint venture whose operations commenced in 1999.

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 53% owned subsidiary of the Company.

2001 Compared with 2000

Revenues increased by $218.7 million, or 30.2%, and net income increased by $39.0 million, in 2001 as compared to 2000. Revenues and net income included a gain from the sale of a drilling rig of $13.9 and $4.7 million, respectively, for the year ended December 31, 2000.

Revenues from high specification floaters and other semisubmersible rigs increased by $179.3 million, or 24.8%, in 2001 as compared to 2000. These increases reflect higher utilization ($23.6 million) and dayrates ($94.2 million) for 2001 as compared 2000. Revenue generated by the Ocean Confidence, which began a five-year drilling program in the Gulf of Mexico on January 5, 2001 after completion of a conversion to a high specification semisubmersible drilling unit ($61.5 million), also contributed to the increase in revenues.

Revenues from jack-up rigs increased by $55.6 million, or 7.7%, due primarily to increased dayrates ($63.6 million) for 2001, partially offset by lower utilization in 2001.

Net income increased due primarily to the increased revenues discussed above, partially offset by increased interest and depreciation expenses. Depreciation expenses increased in 2001 primarily due to the Ocean Confidence, which completed its conversion from an accommodation vessel to a high specification semisubmersible drilling unit and commenced operations in January 2001. Interest expense increased due also to the Ocean Confidence as a result of less interest capitalized.

2000 Compared with 1999

Revenues and net income decreased by $123.3 and $40.7 million, or 14.6% and 56.0%, respectively, in 2000 as compared to 1999.

Revenues decreased due principally to lower operating dayrates ($143.9 million) and reduced utilization ($50.6 million) for Diamond Offshore's semisubmersible rigs, partially offset by increased utilization ($35.1 million) and higher dayrates ($26.4 million) for jack-up rigs during 2000, as compared to 1999. Revenues also declined by $17.1 million due to the sale of a jack-up rig and $6.0 million due to the mobilization of rigs to new markets during 2000. These declines were partially offset by increased investment income ($14.5 million) and a gain from the sale of a drilling rig of $13.9 million ($4.7 million after-taxes and minority interest) in 2000.

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

2001 Compared with 2000

Revenues and net income decreased by $14.0 and $4.9 million, or 8.7% and 32.7%, respectively, in 2001 compared to 2000. Revenues and net income decreased due primarily to royalty income of $5.5 and $3.0 million, respectively, reported in 2000 related to the settlement of a contract dispute. The remaining decline in revenues for 2001 reflects lower watch and clock unit sales volume due primarily to the continued economic downturn, partially offset by higher watch unit prices.

Net income decreased due to the lower revenues and costs incurred during business process reengineering of Bulova's information systems, partially offset by improved gross margins attributable to Bulova's product sales mix.

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

Corporate

Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, as well as equity earnings from a shipping joint venture, corporate interest expenses and other corporate administrative costs.

The components of investment gains (losses) included in Corporate operations are as follows:


Year ended December 31                         2001          2000        1999
------------------------------------------------------------------------------
(In millions)

Derivative instruments (a)                    $18.2       $(146.5)    $(424.1)
Equity securities, including short
 positions (a)                                 69.1         125.1       (56.5)
Short-term investments                         28.5          (3.3)        9.4
Other                                          12.6          17.3        (1.6)
------------------------------------------------------------------------------
                                              128.4          (7.4)     (472.8)
Income tax (expense) benefit                  (45.0)          2.6       172.1
Minority interest                              (8.3)
------------------------------------------------------------------------------
Net gain (loss)                               $75.1       $  (4.8)    $(300.7)
==============================================================================

(a) Includes losses on short sales, equity index futures and options aggregating $533.6 for the year ended December 31, 1999. Substantially all of the index short positions were closed during the second quarter of 2000. See "Quantitative and Qualitative Disclosures About Market Risk."

2001 Compared with 2000

Exclusive of investment gains (losses), revenues decreased $19.1 million and net loss increased $3.0 million, or 11.5% and 21.1%, respectively, in 2001 compared to 2000, due primarily to lower investment income. This change was partially offset by increased operating results from a shipping joint venture reflecting increased demand and charter rates in the crude oil tanker markets.

2000 Compared with 1999

Exclusive of investment gains (losses), revenues increased by $42.7 million and net loss decreased by $15.9 million, or 34.7% and 52.0%, respectively, due to higher investment income reflecting an increased base of invested assets, and improved results from a shipping joint venture, partially offset by increased administrative and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

CNA

The principal operating cash flow sources of CNA's property-casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the year ended December 31, 2001, net cash used for operating activities was $599.0 million as compared with net cash used of $1,345.5 and $2,823.0 million in 2000 and 1999, respectively. The improvement related primarily to decreased paid claims. The improvement in 2000 relates primarily to significant payments in 1999 for (i) $1.1 billion in cash to Allstate in connection with the transaction involving CNA's Personal Insurance business and (ii) $1.1 billion of claim payments from escrow pursuant to the Fibreboard settlement. See Note 12 of the Notes to Consolidated Financial Statements for discussion of the Personal Insurance transaction. Excluding these significant, non-recurring transactions from 1999, CNA's 2000 cash outflow from operations declined by approximately $600.0 million to an outflow of approximately $1.4 billion. The operating cash flows forgone in 2000 due to the transfer of Personal Insurance in 1999 was approximately $250.0 million. The remainder of the decline related primarily to increased payments of claims and decreased receipts of premiums.

Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the year ended December 31, 2001, net cash used for investment activities was $205.1 million as compared with net cash inflows of $1,842.0 million in 2000. Cash flows for investing activities were related principally to increased net purchases of invested assets related to investing $1.0 billion of proceeds from the common stock rights offering completed in the third quarter of 2001.

For the year ended December 31, 2000, net cash inflows from investment activities were $1,842.0 million as compared with $3,317.0 million in 1999. Cash flows from investing activities were particularly high in 1999 due to sales of investments to fund the outflows related to the Personal Insurance transaction and Fibreboard claim payments.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments. For the year ended December 31, 2001, net cash provided from financing activities was $783.0 million as compared with $487.0 million of net cash used in 2000. CNA completed a common stock rights offering on September 26, 2001, successfully raising $1.0 billion (40.3 million shares sold at $25 per share). Loews purchased 38.3 million shares issued in connection with the rights offering for $957.1 million, and an additional .8 million shares in the open market, increasing its ownership percentage of CNA to 89%. Additionally, CNA borrowed $500.0 million against its bank credit facility. Partially offsetting these cash inflows were reductions to CNA's commercial paper borrowings of $627.0 million.

For the year ended December 31, 2000, net cash used for financing activities was $487.0 million as compared with $558.0 million in 1999. During 2000 and 1999, cash flows for financing activities included the repurchase of preferred and common equity instruments, the retirement or repurchase of senior debt securities and mortgages, the repayment of bank loans and the payment of preferred dividends.

CNA is closely managing the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. CNA does not anticipate any liquidity problems resulting from these payments. As of March 1, 2002, CNA has paid $273.0 million in claims and recovered $90.0 million from reinsurers.

CNA's estimated gross pretax losses for the WTC event were $1,648.0 million, ($937.2 million after-tax and minority interest). Net pretax losses before the effect of the corporate aggregate reinsurance treaties were $727.0 million. Approximately 41.0%, 40.0% and 17.0% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A, respectively.

Effective January 30, 2001, CNA sold the 180 Maiden Lane, New York, facility. The sale of this property provided additional liquidity to CNA with net sale proceeds of $264.0 million.

During 2001, CNA discontinued its commercial paper program and repaid all loans outstanding under the program. The funds used to retire the outstanding commercial paper debt were obtained through the draw down of the full amount available under CNA's $500.0 million revolving credit facility. The facility is composed of two parts: a $250.0 million component with a 364-day expiration date (with an option to convert into a one-year term loan) and a $250.0 million component with a three-year expiration date.

CNA pays a facility fee to the lenders for having funds available for loans under both components of the facility; the fee varies based on the long-term debt ratings of CNA. At December 31, 2001 the facility fee on the 364-day component was 15 basis points and the facility fee on the three-year component was 17.5 basis points.

In addition to the facility fees, CNA pays interest on outstanding debt/borrowings under the facility based on a rate determined using the long-term debt ratings of CNA. The current interest rate is equal to the London Interbank Offering Rate ("LIBOR") plus 60 basis points for the 364-day component and LIBOR plus 57.5 basis points for the three-year component. Further, if CNA has outstanding loans greater than 50% of the amounts available under the facility, CNA also pays a utilization fee of 12.5 basis points on such loans.

A Moody's downgrade of the CNA senior debt rating from Baa2 to Baa3 would increase the facility fee on the 364-day component of the facility from 15 basis points to 20 basis points, and the facility fee on the three-year component would increase from 17.5 basis points to 25 basis points. The applicable interest rate on the 364-day component would increase from LIBOR plus 60 basis points to LIBOR plus 80 basis points and the applicable interest rate on the three-year component would increase from LIBOR plus 57.5 basis points to LIBOR plus 75 basis points. The utilization fee would remain unchanged on both components at 12.5 basis points.

The $500.0 million revolving credit facility replaced CNA's $750.0 million revolving credit facility (the "Prior Facility"), which was scheduled to expire on May 10, 2001. No loans were outstanding under the Prior Facility anytime during 2001. To offset the variable rate characteristics of the Prior Facility and the interest rate risk associated with periodically reissuing commercial paper, in 1999 and 2000 CNA entered into interest rate swap agreements with several banks. These agreements required CNA to pay interest at a fixed rate in exchange for the receipt of the three-month LIBOR. The effect of the interest rate swap agreements was to decrease interest expense by approximately $2.0 million for the year ended December 31, 2000 and increase interest expense by $4.0 million for the year ended December 31, 1999.

The terms of CNA's credit facility requires CNA to maintain certain financial ratios and combined property-casualty company statutory surplus levels. At December 31, 2001 and 2000, CNA was in compliance with all restrictive debt covenants.

Following the announcement of second quarter 2001 earnings, CNA's commercial paper rating was placed under review by S&P. During the review period, CNA, through an affiliated company held varying amounts of its commercial paper with the intent to put it back into the market after the review was completed. On October 10, 2001, S&P lowered CNA's commercial paper rating from A2 to A3, and maintained the CreditWatch Negative status. On December 28, 2001, Moody's lowered the long-term debt rating from Baa1 to Baa2 and affirmed the P2 short-term debt rating.

The commercial paper rating downgrade, the impacts of the WTC event and an overall decline in the market made it difficult to maintain a commercial paper program. Following consultation with CNA's commercial and investment bankers, management determined that the most economical way to replace the commercial paper was to draw on the revolving bank credit facility.

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2001 there were approximately $270.0 million of outstanding letters of credit, of which approximately $30.0 million are collateralized with cash and securities.

CNA has committed approximately $152.0 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships.

CNA has a commitment to purchase a $100.0 million floating rate note issued by the Californian Earthquake Authority in the event California earthquake related insurance losses exceed $4.9 billion prior to December 31, 2002.

CNA has entered into a limited number of guaranteed payment contracts. These relate primarily to telecom service contracts and amount to payments of approximately $41.0 million guaranteed for 2002 through 2005. Additionally, CNA is obligated to future payments totaling $596.0 million for non-cancelable operating leases expiring from 2002 through 2014 primarily for office space, data processing, office and transportation equipment.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. CNA's insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency's opinion of the insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating.

The table below reflects ratings issued by A.M. Best, S&P, Moody's and Fitch as of February 13, 2002 for the Continental Casualty Company ("CCC") Pool, the Continental Insurance Company ("CIC") Pool and the Continental Assurance Company ("CAC") Pool. Also rated were CNA's senior debt and commercial paper and The Continental Corporation's ("Continental") senior debt.


                                                                           Debt Ratings
                                                            ------------------------------------
                               Insurance Ratings                    CNA
                         -------------------------------    -----------------------  Continental
                               Financial Strength
                         -------------------------------      Senior    Commercial     Senior
                         CCC Pool   CAC Pool   CIC Pool        Debt       Paper         Debt
------------------------------------------------------------------------------------------------

A.M. Best                   A          A          A             BBB       AMB-2         BBB-
Fitch                       A          AA-        NR            BBB       NR            NR
Moody's                     A3    A2 (Negative)*  A3            Baa2      P2            Baa3
S&P                         A-         A+         A-            BBB-      A3            BBB-
------------------------------------------------------------------------------------------------
NR = Not Rated
* CAC and Valley Forge Life Insurance Company ("VFL") are rated separately by Moody's and both have an A2 rating.

On February 13, 2002, Fitch removed the rating watch negative status and affirmed the insurance financial strength rating of CCC and the senior debt rating of CNA. On September 24, 2001, following the WTC event, Fitch affirmed the ratings of CAC and placed CCC under review.

On February 1, 2002 S&P affirmed the debt and financial strength ratings of CNA and the CNA insurance companies. The outlook was changed from CreditWatch Negative to stable. This action occurred after management's discussions with S&P in early January of 2002, and upon completion of their evaluation of additional information provided to them with respect to the WTC event reserve estimate (including additional sensitivity analyses of the reserve estimates) and other capital adequacy analyses. Additionally, CNA and S&P-London have agreed to a guarantee of the Continental Insurance Company of Europe ("CIE")/Maritime Insurance Co., Ltd. liabilities by CCC in order to maintain their present rating of "A-". This matter is expected to be concluded by the second quarter of 2002, as the guarantee requires the approval of the Illinois Department of Insurance (the "Department").

On December 28, 2001, Moody's lowered the insurance financial strength rating of the CCC Pool to A3 (stable). In addition, Moody's lowered the CNA long-term debt and preferred stock ratings to Baa2 and Ba1, and the Continental senior debt rating to Baa3. The previously affirmed ratings of CIC, CAC and commercial paper remained unchanged with the rating action. These rating actions concluded the review begun on August 2, 2001 in connection with the second quarter 2001 reserve strengthening. In light of subsequent events, management further discussed with Moody's the WTC event and the fourth quarter restructuring charge. All of these items were contemplated in their current rating opinion and outlook.

CNA held $275.0 million of Continental preferred shares. The $29.0 million annual Continental preferred share dividend was funded by CIC. Although the capital position of the CIC Pool remains strong, CIC's ability to dividend funds to its parent, Continental, is limited by regulatory constraints. In order to alleviate intercompany dividend requirements, the Continental preferred stock has been converted to Continental common stock in the fourth quarter of 2001.

CNA's ability to pay dividends and other credit obligations is significantly dependent on receipt of dividends from its subsidiaries. The payment of dividends to CNA by its insurance subsidiaries without prior approval of the insurance department of each subsidiary's domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval of the respective state insurance departments.

Dividends from the CCC Pool are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains (which under statutory accounting includes cumulative earnings of CCC's subsidiaries) from unassigned surplus. As of December 31, 2001, CCC is in a negative earned surplus position. In February of 2002, the Department approved an extraordinary dividend in the amount of $117.0 million to be used to fund CNA's 2002 debt service requirements. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department.

In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend payments for the CIC Pool are restricted to internal and external debt service requirements through September 2003 up to a maximum of $85.0 million annually, without the prior approval of the New Hampshire Insurance Department.

Lorillard

Lorillard and other cigarette manufacturers continue to be confronted with substantial litigation and regulatory issues. Lawsuits continue to be filed against Lorillard and other manufacturers of tobacco products. Approximately 4,675 product liability cases are pending against cigarette manufacturers in the United States. Of these, approximately 1,250 cases are pending in a West Virginia court, and approximately 2,850 cases are brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits served to date and is a defendant in most of the cases pending in West Virginia.

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

Lorillard noticed an appeal from the final judgment to the Third District of the Florida Court of Appeal and posted its appellate bond in the amount of $100.0 million pursuant to Florida legislation limiting the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, during May of 2001, Lorillard and two other defendants jointly contributed a total of $709.0 million to a fund that will not be recoverable by them even if challenges to the judgment are resolved in favor of the defendants. As a result, the class has agreed to a stay of execution on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court. However, if Lorillard, Inc.'s balance sheet net worth (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000) falls below $921.2 million, the stay pursuant to the agreement would terminate and the class would be free to challenge the separate stay granted in favor of Lorillard pursuant to Florida legislation. The Florida legislation limits to $100.0 million the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. Lorillard contributed a total of $200.0 million to this fund, which included the $100.0 million that was initially posted as its appellate bond. Accordingly, results of operations for the year ended December 31, 2001, include Lorillard's second quarter pretax charge of $200.0 million.

The terms of the State Settlement Agreements (see Note 17 of the Notes to Consolidated Financial Statements) require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. Lorillard expects the cash payment to be made under the State Settlement Agreements in 2001 to be approximately $1.1 billion. See Note 17 of the Notes to Consolidated Financial Statements for additional information regarding this settlement and other litigation matters.

The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard generated net cash flow from operations of approximately $709.7 million for the year ended December 31, 2001, compared to $550.4 million for the prior year. The increased cash flow in 2001 reflects timing differences related to the cash payments for estimated taxes partially offset by the lower net income and additional cash payments related to the Engle agreement. Lorillard believes that cash flows from operating activities will be sufficient for the foreseeable future to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict its cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and can make no assurance that it will be able to meet all of those requirements.

Loews Hotels

In 2001, Loews Hotels, with its partners, opened a second hotel at Universal Orlando in Florida and is developing a third hotel which is scheduled to open in 2002. Capital expenditures in relation to these hotel projects are being funded by a combination of equity from Loews Hotels and its partners, and mortgages.

Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore

There has historically been a strong correlation between the price of oil and natural gas and the demand for offshore drilling services. As natural gas prices started to decline during the third quarter of 2001, demand for Diamond Offshore's jack-up fleet in the Gulf of Mexico began to soften. Although Diamond Offshore has maintained jack-up fleet utilization higher than the industry average, operating dayrates earned by the fleet have deteriorated. Utilization of Diamond Offshore's intermediate semisubmersible fleet in the Gulf of Mexico, which had begun to improve during mid-year 2001, declined again during the fourth quarter. Contract renewal dayrates for these rigs have also been lower.

Utilization for Diamond Offshore's high specification floaters has remained strong throughout 2001. However, towards the end of the year, some deep-water capacity has become available in the market, and dayrates have declined slightly. In the international markets, demand has been strong and dayrates have remained at high levels. Diamond Offshore believes that continued strength in both high specification and international markets will depend, in large part, on product prices remaining at current levels. Significant relocations of drilling rigs from the weaker Gulf of Mexico to international markets could also lower dayrates in non-U.S. markets.

At December 31, 2001, cash and marketable securities totaled $1.1 billion, up from $862.1 million at December 31, 2000. Cash provided by operating activities for the year ended December 31, 2001 increased by $177.5 million to $374.0 million, as compared to 2000. The increase in cash flow was primarily due to improved results of operations in 2001.

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

During 2001, Diamond Offshore purchased 1,403,900 shares of its common stock at an aggregate cost of $37.8 million. Depending on market conditions, Diamond Offshore may, from time to time, purchase shares of its common stock in the open market.

During the year ended December 31, 2001, Diamond Offshore expended $160.4 million, including capitalized interest expense, for rig upgrades. These expenditures were primarily for the deepwater upgrades of the Ocean Baroness ($114.3 million) and the Ocean

Rover ($20.7 million). Included in this amount was $12.6 million for accommodation and stability enhancement upgrades of the Ocean Nomad which were completed in April 2001. In addition, the pre-fabrication of equipment required for the upgrade of six of Diamond Offshore's jack-up rigs accounted for $7.2 million of 2001 rig upgrade expenditures. Diamond Offshore expects to spend approximately $275.0 million for rig upgrade capital expenditures during 2002 which are primarily costs associated with upgrades of the Ocean Rover and six jack-up rigs. Approximately $34.0 million of this amount is expected to be used for the completion of the Ocean Baroness upgrade.

The significant upgrade of Diamond Offshore's semisubmersible, the Ocean Baroness, to high specification capabilities will be completed in early 2002. The approximate cost of the upgrade was $170.0 million. In January 2002, the Ocean Rover arrived at a shipyard in Singapore for a major upgrade to water depths and specifications similar to the enhanced Ocean Baroness. The estimated cost of this upgrade is approximately $200.0 million with approximately $140.0 million to be spent in 2002. The upgrade is expected to take approximately 19 months to complete with delivery estimated to occur in the third quarter of 2003.

Diamond Offshore also plans to spend approximately $93.0 million over the next two years to upgrade six of its jack-up rigs. The equipment necessary for these upgrades will be pre-fabricated and installation is planned to occur during idle time or scheduled surveys to minimize downtime. Diamond Offshore expects to finance these upgrades through the use of existing cash balances or internally generated funds.

During the year ended December 31, 2001, Diamond Offshore expended $108.2 million for its continuing rig enhancement program and other corporate requirements. Diamond Offshore has budgeted $107.1 million for 2002 capital expenditures associated with these items.

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

Bulova

For the year ended December 31, 2001, net cash provided for operating activities was $15.9 million as compared with net cash used of $15.9 million in 2000. Bulova's cash and cash equivalents, and investments amounted to $18.9 million at December 31, 2001, compared to $16.9 million in 2000. The increase in net cash flow is primarily the result of a decrease in inventory purchases and a higher collection of accounts receivables as compared to the prior year, partially offset by a change in the timing of accounts payable and accrued expenses. Funds for capital expenditures and working capital requirements are expected to be provided from operations and existing cash balances. No material capital expenditures are anticipated during 2002.

Majestic Shipping

Subsidiaries of Majestic Shipping Corporation ("Majestic"), a wholly owned subsidiary of the Company, entered into agreements with a Korean shipyard for the new building of four 442,500 deadweight ton, ultra-large crude carrying ships ("ULCCs"). Hellespont Shipping Corporation ("Hellespont"), a 49% owned subsidiary of Majestic, also entered into agreements with another Korean shipyard for the new building of four 303,000 deadweight ton, very large crude carrying ships ("VLCCs"). In 2001, Hellespont sold its contracts for construction of four supertankers. The gain on the transaction was not material. The total cost of the four remaining ships to be purchased by the subsidiaries of Majestic is estimated to amount to approximately $360.0 million. The financing for these ships will be provided through equity contributions by the Company and bank debt guaranteed by Majestic. The Company has agreed to provide credit support for Majestic's bank debt by making available to the borrowers limited operating cash flow credit facilities.

Parent Company

During 2001, the Company purchased 5,746,600 shares of its outstanding Common Stock at an aggregate cost of $282.2 million. Depending on market conditions, the Company from time to time purchases shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

In September of 2001, the Company paid $957.1 million to purchase 38.3 million shares of CNA common stock at $25 per share in connection with a rights offering. The Company purchased an additional 836,500 shares of CNA common stock for $21.6 million. As result, the Company's ownership percentage of CNA increased to 89%.

On February 6, 2002, the Company sold 40.3 million shares of a new class of its common stock referred to as "Carolina Group" stock for net proceeds of $1.1 billion. Proceeds from this sale have been allocated to the Loews Group and will be used for general corporate purposes.

The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

INVESTMENTS

Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments, and are carried at fair value. Equity securities, which are considered part of the Company's trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the Consolidated Statements of Operations.

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

Insurance

The components of CNA's net investment income for the years ended December 31, 2001, 2000 and 1999 are presented in the following table.


Year Ended December 31                            2001       2000        1999
------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  Bonds:
   Taxable                                    $1,742.0    $1,549.0   $1,509.0
   Tax-exempt                                    112.0       216.0      267.0
  Redeemable preferred stocks                      1.0         1.0
Limited Partnerships                              47.0       293.0      115.0
Equity securities                                 39.0        52.0       36.0
Mortgage loans and real estate                     2.0         4.0        4.0
Policy loans                                      12.0        12.0       11.0
Short-term investments                           135.0       201.0      188.0
Securities lending transactions, net              29.0        22.0       25.0
Other, including interest on funds withheld
 and other deposits                             (164.0)      (16.0)      80.0
------------------------------------------------------------------------------
Gross investment income                        1,955.0     2,334.0    2,235.0
Investment expense                               (58.0)      (48.0)     (41.0)
------------------------------------------------------------------------------

Net investment income                         $1,897.0    $2,286.0   $2,194.0
==============================================================================

During 2001, CNA reclassified equity method income from limited partnership investments. Effective in 2001, equity method income from limited partnership investments is classified in net investment income and amounts in 2000 and 1999 have been reclassified to conform to the new presentation. This income was previously classified in realized investment gains, net of participating policyholders' and minority interests. Income from limited partnership investments decreased $246.0 million for 2001 compared with 2000 and increased $178.0 million for 2000 compared with 1999. During 2000 market conditions allowed for favorable investment results relative to the investment strategies of certain limited partnership investments. In addition, certain partnerships that were very successful during 2000 have been dissolved. Investment results for the same periods in 2001 were, in general, less than expected.

CNA's reinsurance program includes certain property-casualty contracts, such as the corporate aggregate treaties, that are entered into and accounted for on a funds withheld basis. Under these contracts, CNA records a funds withheld liability for substantially all of the ceded premiums. The reinsurance contract requires CNA to increase the funds withheld balance at a defined interest-crediting rate. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA's retention under the reinsurance contract. If the funds withheld liability is exhausted, additional claim payments are recoverable from the reinsurer.

During 2001, CNA reclassified interest on funds withheld and other deposits. This expense was previously classified in other operating expenses and is now classified in net investment income. Interest on funds withheld and other deposits was $241.0 million in 2001, $87.0 million in 2000 and $22.0 million in 1999.

The amount subject to interest crediting rates on such contracts was $2,724.0 million and $522.0 million at December 31, 2001 and 2000.

CNA experienced lower net investment income in 2001 as compared with 2000 due primarily to the decrease in limited partnership income as well as the increase in interest on funds withheld and other deposits. Net investment income increased in 2000 as compared with 1999 principally as a result of an increase in limited partnership income, partially offset by an increase in interest expense on funds withheld and other deposits. The bond segment of the investment portfolio yielded 6.4% in 2001, 6.7% in 2000 and 6.1% in 1999.

 The components of CNA's net investment gains (losses) for the years ended December 31, 2001, 2000 and 1999 are presented in the following table:


Year Ended December 31                            2001       2000        1999
------------------------------------------------------------------------------
(In millions)

Investment gains (losses):
Fixed maturity securities:
  U.S. Government bonds                       $  233.4   $   95.8     $(177.3)
  Corporate and other taxable bonds               (3.8)    (171.1)      (78.0)
  Tax-exempt bonds                                53.9       13.2       (44.5)
  Asset-backed bonds                              75.6      (65.0)      (13.0)
  Redeemable Preferred Stock                     (21.5)      (3.2)        1.3
------------------------------------------------------------------------------

Total fixed maturity securities                  337.6     (130.3)     (311.5)
Equity securities                              1,096.4    1,116.0       366.3
Derivative securities                             (5.0)      10.5        38.6
Other invested assets                           (163.7)      32.3       105.9
------------------------------------------------------------------------------

Total realized investment gains                1,265.3    1,028.5       199.3
Income tax expense                              (446.2)    (358.5)      (82.6)
Minority interest                               (102.0)     (88.1)      (16.8)
------------------------------------------------------------------------------

Net investment gains                          $  717.1   $  581.9     $  99.9
==============================================================================

Net realized investment gains increased $135.2 million in 2001 as compared with 2000. This increase was due primarily to gains (after-tax and minority interest) from the sale of Global Crossing Ltd. common stock ("Global Crossing") and its related hedge of $566.0 million in 2001 as compared with $274.0 million in 2000, as well as gains of $47.9 million resulting from the sale of a New York real estate property and gains from the sale of fixed maturity security investments. The gains from Global Crossing reported in 2001 are from recognition of hedge arrangements that were entered into in March of 2000. This improvement was partially offset by estimated losses recorded for the planned dispositions of certain operations, principally CNA Re's U.K. subsidiaries described in more detail below as well as decreases in gains from the sale of Canary Wharf Group plc common stock ("Canary Wharf") of $30.0 million (after-tax and minority interest) in 2001 as compared with $251.0 million in 2000.

During the second quarter of 2001, CNA announced its intention to sell certain subsidiaries. The assets being held for disposition include the U.K. subsidiaries of CNA Re and certain other subsidiaries. Based upon the impairment analyses, CNA anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these sales, CNA estimated the net realizable value of each subsidiary being held for sale. An estimated realized loss of $278.4 million (after-tax and minority interest) was initially recorded in the second quarter of 2001 in connection with these planned dispositions.

CNA completed the sale of certain subsidiaries during the fourth quarter of 2001 and updated its impairment analyses of subsidiaries still held for sale, including the United Kingdom subsidiaries of CNA Re. The subsidiaries sold resulted in realized losses of $33.1 million (after-tax and minority interest), all of which was previously recognized as part of the initial impairment loss recorded in the second quarter. The updated impairment analyses indicated that the $278.4 million realized loss (after-tax and minority interest) recorded in the second quarter of 2001 should be reduced, primarily because the net assets of CNA Re U.K. had been significantly diminished by its operating losses in the second half of 2001. In addition, CNA updated its estimate of disposal costs, including anticipated capital contributions, to reflect changes in the planned structure of the anticipated sale. These updated impairment analyses reduced the realized loss by $153.4 million (after-tax and minority interest), including $141.8 million related to the U.K. subsidiaries of CNA Re. The anticipated sale of the U.K. insurance subsidiaries will be subject to regulatory approval and all anticipated sales are expected to be completed in 2002.

Net realized investment gains increased $482.0 million in 2000 as compared with 1999. This increase is related principally to realized gains from Global Crossing and Canary Wharf. The increase in net realized gains for 2000 as compared with 1999 was $149.0 million for Global Crossing and $182.0 million for Canary Wharf. Additionally, a favorable change in market conditions contributed to the results for the bond sector.

A primary objective in the management of the fixed maturity portfolio is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or credit and tax considerations. This activity will produce realized gains and losses.

CNA classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income. Investments are written down to estimated fair value and losses are recognized in income when a decline in value is determined to be other than temporary.

For asset-backed securities included in fixed maturity securities, CNA recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in net investment income.

Mortgage loans are carried at unpaid principal balances, including unamortized premium or discount. Real estate is carried at depreciated cost. Policy loans are carried at unpaid balances. Short-term investments are carried at amortized cost, which approximates fair value.

Other invested assets include investments in limited partnerships and certain derivative securities. CNA's limited partnership investments are recorded at fair value and typically reflect a reporting lag of up to three months. Fair value represents CNA's equity in the partnership's net assets as determined by the General Partner.

Limited partnerships are a small portion of CNA's overall investment portfolio. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. CNA is a passive investor and does not have influence over the management of these partnerships that operate according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships.

Investments in derivative securities are carried at fair value with changes in fair value reported as a component of realized gains or losses or other comprehensive income, depending on its hedge designation.

The following table details the carrying value of CNA's general and separate account investment portfolios as of the end of each of the last two years.


General and Separate Account Investments

December 31                                 2001     %            2000    %
------------------------------------------------------------------------------
(In millions of dollars)

General account investments

Fixed maturity securities:
  Bonds:
    Taxable                            $26,396.0    74.0%    $23,249.0   64.0%
    Tax-exempt                           2,720.0     8.0       3,349.0    9.0
  Redeemable preferred stocks               48.0                  54.0
Equity securities:
  Common stocks                            996.0     3.0       2,216.0    6.0
  Non-redeemable preferred stocks          342.0     1.0         196.0    1.0
Mortgage loans and real estate              35.0                  26.0
Policy loans                               194.0                 193.0    1.0
Other invested assets                    1,355.0     4.0       1,116.0    3.0
Short-term investments                   3,740.0    10.0       5,660.0   16.0
------------------------------------------------------------------------------

Total general account investments      $35,826.0   100.0%    $36,059.0  100.0%
==============================================================================

Separate account investments

Fixed maturity securities:
  Taxable bonds                         $2,347.0    62.0%    $ 2,703.0   65.0%
Equity securities:
  Common stocks                            149.0     4.0         212.0    5.0
  Non-redeemable preferred stocks           12.0                   3.0
Other invested assets                      876.0    23.0         849.0   20.0
Short-term investments                     394.0    11.0         407.0   10.0
------------------------------------------------------------------------------

Total separate account investments      $3,778.0   100.0%     $4,174.0  100.0%
==============================================================================

Total separate accounts investments at fair value were approximately $3.7 and $4.1 billion at December 31, 2001 and 2000, respectively, with taxable fixed maturities representing approximately 62.0% and 65.0% of the totals, respectively. Approximately 53.0% and 57.0% of separate accounts investments at December 31, 2001 and 2000, respectively, are used to fund guaranteed investment contracts for which Continental Assurance Company and Valley Forge Life Insurance Company guarantee principal and a specified return to the contract holders (guaranteed investment contracts). The duration of fixed maturity securities included in the guaranteed investment contract portfolio is matched approximately with the corresponding payout pattern of the liabilities of the guaranteed investment contracts.

CNA's investment policies for both the general and separate accounts portfolios emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 92.0% and 93.0% of which are rated as investment-grade at December 31, 2001 and 2000, respectively.

The following table summarizes the ratings of CNA's general account fixed maturity bond portfolio at fair value:


December 31                                                  2001                     2000
------------------------------------------------------------------------------------------------
(In millions of dollars)

U.S. government and affiliated agency securities    $ 5,715.0    19.6%        $ 8,689.0    32.7%
Other AAA rated                                       9,204.0    31.6           7,120.0    26.8
AA and A rated                                        6,127.0    21.0           5,954.0    22.4
BBB rated                                             5,583.0    19.2           3,066.0    11.5
Below investment-grade                                2,487.0     8.6           1,769.0     6.6
------------------------------------------------------------------------------------------------
Total                                               $29,116.0   100.0%        $26,598.0   100.0%
================================================================================================

The following table summarizes the bond ratings of the investments supporting CNA's separate accounts products which guarantee principal and a specified rate of interest:

December 31                                                  2001                     2000
------------------------------------------------------------------------------------------------
(In millions of dollars)

U.S. government and affiliated agency securities    $   214.0    10.5%        $   224.0     9.8%
Other AAA rated                                       1,017.0    49.9           1,248.0    54.5
AA and A rated                                          310.0    15.2             374.0    16.3
BBB rated                                               421.0    20.6             397.0    17.3
Below investment-grade                                   77.0     3.8              49.0     2.1
------------------------------------------------------------------------------------------------
Total                                               $ 2,039.0   100.0%        $ 2,292.0   100.0%
================================================================================================

At December 31, 2001 and 2000, approximately 98.0% of the general account bond portfolio, was U.S. government agency securities or was rated by Standard & Poor's or Moody's Investors Service. Approximately 100.0% and 99.0% of the guaranteed investment contract portfolio bonds were U.S. government agency securities or were rated by S & P or Moody's Investors Service at December 31, 2001 and 2000. The remaining bonds were rated by other rating agencies, outside brokers or CNA's management.

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

CNA's concentration in high yield bonds was approximately 8.0% and 6.6% of the general account portfolio and 4.0% and 2.1% of the guaranteed investment contract portion of CNA's separate account bond portfolio as of December 31, 2001 and 2000, respectively.

Included in CNA's general account fixed maturity securities at December 31, 2001 are $7,723.0 million of asset-backed securities, at fair value, consisting of approximately 69.0% in collateralized mortgage obligations ("CMOs"), 14.0% in corporate asset-backed obligations, 13.0% in U.S. government agency issued pass-through certificates, and 4.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

At December 31, 2001 and 2000, short-term investments consisted primarily of commercial paper and money market funds.

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk). CNA considers the derivatives in its general account to be held for purposes other than trading. Derivative securities are recorded at fair value at the reporting date.

Most derivatives in separate accounts are held for hedging purposes. CNA uses these derivatives to mitigate market risk by purchasing Standard and Poor's 500 index futures contracts in a notional amount equal to the contract liability relating to Life Operations' Index 500 guaranteed investment contract product.

ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for the Company will be January 1, 2002. The transition adjustment resulting from adoption must be reported in net income as the cumulative effect of a change in accounting principle. In accordance with the transition guidance provided in SFAS No. 142, the Company is in the process of completing goodwill and indefinite-lived intangible asset impairment tests that will be finalized by June 30, 2002. Amortization of goodwill and intangible assets amounted to $22.2, $27.2 and $30.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. Adoption of these provisions will not have a material impact on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 essentially applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this Statement is required for fiscal years beginning after December 15, 2001. Adoption of these provisions will not have a material impact on the financial position or results of operations of the Company.

In 2002, the Company is required to implement the provisions of the FASB's Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement characterization of sales incentives, including rebates, coupons and free products or services, offered voluntarily by a vendor without charge to the customer that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is
(i) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. As a result of both issues, promotional expenses historically included in other operating expenses will be reclassified to cost of manufactured products sold, or as reductions of revenues from manufactured products. Prior period amounts will be reclassified for comparative purposes. Adoption of these provisions will not have a material impact on the financial position or results of operations of the Company.

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference by the Company in this Report are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect", "intend", "plan", "anticipate", "estimate", "believe", "will be", "will continue", "will likely result", and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, statements regarding CNA's insurance business relating to asbestos, pollution and mass tort claims, expected cost savings and other results from restructuring activities; statements regarding insurance reserves and statements regarding planned disposition of certain businesses; statements regarding litigation and developments affecting Lorillard's tobacco business including, among other things statements regarding claims, litigation and settlement, and statements regarding regulation of the industry; statements regarding Diamond Offshore's business including, without limitation, statements with respect to expenditures for rig conversion and upgrade, and oil and gas price levels, exploration and production activity.

Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated or projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy availability and demand and market responses, including the effect of the absence of applicable terrorism legislation on coverages; development of claims and the effect on loss reserves; exposure to liabilities due to claims made by insured and others relating to asbestos remediation and health-based asbestos impairments, and exposure to liabilities for environmental pollution and other mass tort claims; the sufficiency of CNA's loss reserves and the possibility of future increases in reserves; the performance of reinsurance companies under reinsurance contracts; the effects of the Enron bankruptcy on energy and capital markets, and on the markets for directors & officers and errors & omissions coverages; limitations upon CNA's ability to receive dividends from its insurance subsidiaries imposed by state regulatory agencies; regulatory limitations and restrictions upon CNA and its insurance subsidiaries generally; judicial decisions and rulings; the possibility of downgrades in CNA's ratings by ratings agencies and changes in rating agency policies and practices, and the results of financing efforts.

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

Condensed Balance Sheet Information


Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

December 31                                               2001           2000
------------------------------------------------------------------------------
(In millions)

Assets:

Current assets                                       $ 1,537.2      $   579.7
Investments, primarily short-term instruments          4,202.8        4,417.1
------------------------------------------------------------------------------

Total current assets and investments in securities     5,740.0        4,996.8
Investment in CNA                                      7,408.0        8,407.1
Investment in Diamond Offshore                         1,033.5          975.8
Other assets                                           1,078.9        1,119.4
------------------------------------------------------------------------------

Total assets                                         $15,260.4      $15,499.1
==============================================================================

Liabilities and Shareholders' Equity:


Current liabilities                                  $ 2,365.7      $ 1,543.3
Securities sold under agreements to repurchase           480.4
Long-term debt, less current maturities
 and unamortized discount                              2,427.6        2,450.8
Other liabilities                                        337.4          313.9
------------------------------------------------------------------------------

Total liabilities                                      5,611.1        4,308.0
Shareholders' equity                                   9,649.3       11,191.1
------------------------------------------------------------------------------

Total liabilities and shareholders' equity           $15,260.4      $15,499.1
==============================================================================

Condensed Statements of Operations Information


Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)


Year Ended December 31                       2001          2000          1999
------------------------------------------------------------------------------
(In millions)

Revenues:

Manufactured products and other          $4,947.6      $4,751.5      $4,485.9
Investment income                           199.1         258.5         198.1
Investment gains (losses)                   101.2          (7.4)       (461.7)
------------------------------------------------------------------------------

Total                                     5,247.9       5,002.6       4,222.3
------------------------------------------------------------------------------

Expenses:

Cost of manufactured products sold
 and other                                3,890.9       3,593.5       3,374.0
Interest                                    136.6         140.3         143.4
Income tax expense                          470.1         492.1         299.7
------------------------------------------------------------------------------

Total                                     4,497.6       4,225.9       3,817.1
------------------------------------------------------------------------------

Income from operations                      750.3         776.7         405.2
Equity in (loss) income of:
  CNA                                    (1,366.5)      1,068.0          43.2
  Diamond Offshore                           80.4          32.0          72.7
------------------------------------------------------------------------------

(Loss) income before cumulative
 effect of changes in accounting
 principles                                (535.8)      1,876.7         521.1
Cumulative effect of changes
 in accounting principles-net               (53.3)                     (157.9)
------------------------------------------------------------------------------

Net (loss) income                        $ (589.1)     $1,876.7      $  363.2
==============================================================================

Condensed Statements of Cash Flow Information


Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)


Year Ended December 31                       2001          2000          1999
------------------------------------------------------------------------------
(In millions)

Operating Activities:

Net (loss) income                        $ (589.1)     $1,876.7       $ 363.2
Adjustments to reconcile net (loss)
 income to net cash provided by
 operating activities:
   Undistributed loss (earnings)
    of CNA and Diamond Offshore           1,321.2     (1,064.9)         (75.4)
   Cumulative effect of changes
    in accounting principles                 53.3                       157.9
   Investment (gains) losses               (101.2)         7.4          461.7
   Other                                    (48.5)        12.5          (23.8)
Changes in assets and liabilities-net       186.7        (88.0)        (376.3)
------------------------------------------------------------------------------

Total                                       822.4        743.7          507.3
------------------------------------------------------------------------------

Investing Activities:

Net decrease in short-term investments      243.6        193.2          242.9
Securities sold under agreements
 to repurchase                              480.4       (347.8)        (101.9)
Purchases of CNA common stock              (978.7)                     (107.0)
Redemption of CNA preferred stock                                       200.0
Other                                      (155.7)      (198.1)         (62.0)
------------------------------------------------------------------------------

Total                                      (410.4)      (352.7)         172.0
------------------------------------------------------------------------------

Financing Activities:

Dividends paid to shareholders             (112.5)       (99.7)        (108.9)
(Decrease) increase in long-term debt-net   (18.2)        26.1           20.5
Purchases of treasury shares               (282.2)      (305.7)        (601.6)
Issuance of common stock                       .4
------------------------------------------------------------------------------

Total                                      (412.5)      (379.3)        (690.0)
------------------------------------------------------------------------------

Net change in cash                            (.5)        11.7          (10.7)
Cash, beginning of year                      21.6          9.9           20.6
------------------------------------------------------------------------------

Cash, end of year                        $   21.1    $    21.6        $   9.9
==============================================================================

7A. Quantitative and Qualitative Disclosures About Market Risk.


The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the Consolidated Statements of Operations. Market risk exposure is presented for each class of financial instrument held by the Company at December 31, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at December 31, 2001 and 2000, with all other variables held constant.

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

The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on December 31, 2001 and 2000 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

The Company's long-term debt, including interest rate swap agreements, as of December 31, 2001 and 2000 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $395.0 and $352.0 million, respectively. A 100 basis point decrease would result in an increase in market value of $464.6 and $398.8 million, respectively.

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at December 31, 2001 and 2000, with all other variables held constant.

Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at December 31, 2001 and 2000.

The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
December 31                                      2001        2000            2001          2000
------------------------------------------------------------------------------------------------
(In millions)


Equity markets (1):
  Equity securities                           $ 290.1     $ 248.2          $(73.0)     $ (62.0)
  Options - purchased                            17.5        22.7             6.0          4.0
          - written                              (7.8)      (17.5)           (3.0)        (3.0)
  Index futures - long                                                       (2.0)
                - short                                                                    1.0
  Short sales                                  (193.4)     (201.1)           48.0         50.0
  Separate accounts - Equity securities (a)      11.7         2.7            (2.0)        (1.0)
                    - Other invested assets     342.1       404.3            (6.0)        (7.0)
Interest rate (2):
  Options on government securities - short       (2.5)                       (2.0)
  Futures - long                                                            (75.0)        17.0
          - short                                                            16.0        (52.0)
  Separate accounts - Fixed maturity
   securities                                   308.4       410.1            (5.0)        19.0
Gold Options (3) - purchased                      2.6        11.8            (3.0)       (12.0)
                 - written                        (.4)
-----------------------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in interest rates of 100 basis points at December 31, 2001 and a decrease in interest rates of 100 basis points at December 31, 2000 and (3) an increase in gold prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a) In addition, the Separate accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(217.0) and $(245.0) at
    December 31, 2001 and 2000, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:


Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
December 31                                      2001        2000            2001          2000
------------------------------------------------------------------------------------------------
(In millions)


Equity markets (1):
  Equity securities:
    General accounts (a)                      $1,338.4    $ 2,411.6        $ (322.0)   $(456.0)
    Separate accounts                            148.6        212.4           (37.0)     (53.0)
  Other invested assets                        1,306.9      1,333.0          (134.0)    (112.0)
  Separate accounts - Other invested assets      533.0        443.4          (133.0)    (111.0)
Interest rate (2):
  Fixed maturities (a) (b)                    31,191.0     27,244.3        (1,560.0)  (1,458.0)
  Short-term investments (a)                   6,734.8     10,037.4            (1.0)      (4.0)
  Other derivative instruments                    16.3           .7           (19.0)       1.0
  Separate accounts (a):
    Fixed maturities                           2,038.8      2,292.5          (120.0)    (118.0)
    Short-term investments                        98.0        177.0
  Long-term debt                              (5,399.0)    (5,747.0)
------------------------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2)
      an increase in interest rates of 100 basis points.


(a) Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(114.0) and $(581.0) at December 31, 2001 and 2000, respectively.

(b) Certain fixed maturities positions include options embedded in convertible debt securities.
    A decrease in underlying equity prices of 25% would result in market risk amounting to
    $(50.0) and $(56.0) at December 31, 2001 and 2000, respectively.

Item 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets

------------------------------------------------------------------------------
Assets:
------------------------------------------------------------------------------

December 31                                            2001              2000
------------------------------------------------------------------------------
(Dollar amounts in millions)

Investments (Notes 1, 2, 3 and 4):

  Fixed maturities, amortized cost of
   $31,004.1 and $27,167.5                        $31,191.0         $27,244.3

  Equity securities, cost of $1,457.3
   and $1,462.5                                     1,646.0           2,682.5

  Other investments                                 1,587.3           1,368.5

  Short-term investments                            6,734.8          10,037.4
------------------------------------------------------------------------------

Total investments                                  41,159.1          41,332.7

Cash                                                  181.3             195.2

Receivables-net (Notes 1 and 5)                    19,452.8          15,301.6

Property, plant and equipment-net
 (Notes 1 and 6)                                    3,075.3           3,206.3

Deferred income taxes (Note 9)                        607.0             404.0

Goodwill and other intangible assets-net (Note 1)     323.8             378.7

Other assets (Notes 1, 12, 14 and 15)               4,229.8           4,291.3

Deferred acquisition costs of insurance
 subsidiaries (Note 1)                              2,423.9           2,417.8

Separate account business (Notes 1 and 3)           3,798.1           4,313.9
------------------------------------------------------------------------------

Total assets                                     $ 75,251.1        $ 71,841.5
==============================================================================

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
------------------------------------------------------------------------------

December 31                                            2001              2000
------------------------------------------------------------------------------
(Dollar amounts in millions)

Insurance reserves (Notes 1 and 7):

  Claim and claim adjustment expense              $31,266.2         $26,962.7
  Future policy benefits                            7,306.4           6,669.5
  Unearned premiums                                 4,505.3           4,820.6
  Policyholders' funds                                546.0             601.5
------------------------------------------------------------------------------

Total insurance reserves                           43,623.9          39,054.3
Payable for securities purchased (Note 4)           1,365.6             971.4
Securities sold under agreements to repurchase
 (Notes 1 and 2)                                    1,602.4           2,245.5
Long-term debt, less unamortized discounts
 (Notes 3 and 10)                                   5,920.3           6,040.0
Reinsurance balances payable                        2,722.9           1,381.2
Other liabilities (Notes 1, 3 and 14)               4,595.2           4,436.2
Separate account business (Notes 1 and 3)           3,798.1           4,313.9
------------------------------------------------------------------------------

Total liabilities                                  63,628.4          58,442.5
------------------------------------------------------------------------------

Minority interest                                   1,973.4           2,207.9
------------------------------------------------------------------------------

Commitments and contingent liabilities
  (Notes 1, 2, 4, 7, 8, 9, 10, 12, 13, 14,
    15 and 17)

Shareholders' equity (Notes 1, 2, 10 and 11):
  Common stock, $1 par value:
    Authorized - 600,000,000 and 400,000,000
     shares
    Issued and outstanding - 191,493,300
     and 98,614,000 shares                            191.5              98.6
  Additional paid-in capital                           48.2             144.2
  Earnings retained in the business                 9,214.9          10,191.6
  Accumulated other comprehensive income              194.7             756.7
------------------------------------------------------------------------------

Total shareholders' equity                          9,649.3          11,191.1
------------------------------------------------------------------------------

Total liabilities and shareholders' equity        $75,251.1         $71,841.5
==============================================================================


Consolidated Statements of Operations


Year Ended December 31                           2001        2000        1999
------------------------------------------------------------------------------
(In millions, except per share data)


Revenues (Note 1):

Insurance premiums (Note 15)                $ 9,361.4   $11,471.7   $13,276.7
Investment income, net of expenses (Note 2)   2,144.9     2,593.8     2,425.3
Investment gains (losses) (Note 2)            1,393.7     1,021.1      (273.5)
Manufactured products (including excise
 taxes of $618.1, $667.9 and $512.6)          4,584.1     4,383.6     4,125.3
Other                                         1,933.1     1,781.0     1,888.9
------------------------------------------------------------------------------

Total                                        19,417.2    21,251.2    21,442.7
------------------------------------------------------------------------------

Expenses (Note 1):

Insurance claims and policyholders'
 benefits (Notes 7 and 15)                   11,382.8     9,830.8    11,890.3
Amortization of deferred acquisition
 costs                                        1,803.9     1,879.8     2,142.6
Cost of manufactured products sold (Note 17)  2,237.1     2,251.1     2,116.4
Other operating expenses                      4,223.5     3,726.7     3,911.9
Restructuring and other related
 charges (Note 13)                              251.0                    83.0
Interest                                        332.0       356.9       354.3
------------------------------------------------------------------------------

Total                                        20,230.3    18,045.3    20,498.5
------------------------------------------------------------------------------

                                               (813.1)    3,205.9       944.2
------------------------------------------------------------------------------

Income tax (benefit) expense (Note 9)          (175.4)    1,106.9       305.5
Minority interest                              (101.9)      222.3       117.6
------------------------------------------------------------------------------

Total                                          (277.3)    1,329.2       423.1
------------------------------------------------------------------------------

(Loss) income before cumulative effect of
 changes in accounting principles              (535.8)    1,876.7       521.1
Cumulative effect of changes in accounting
 principles-net (Note 1)                        (53.3)                 (157.9)
------------------------------------------------------------------------------

Net (loss) income                            $ (589.1)  $ 1,876.7      $363.2
==============================================================================

Net (loss) income per share (Note 11):
 (Loss) income before cumulative effect
  of changes in accounting principles          $(2.75)      $9.44       $2.40

 Cumulative effect of changes in
  accounting principles-net                      (.27)                   (.73)
------------------------------------------------------------------------------

Net (loss) income                              $(3.02)      $9.44      $ 1.67
==============================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                              Earnings   Accumulated   Common
                                                  Additional  Retained     Other        Stock
                             Comprehensive Common   Paid-in    in the   Comprehensive  Held in
                                 Income     Stock   Capital   Business    Income      Treasury
------------------------------------------------------------------------------------------------
(In millions, except per share data)

Balance, December
 31, 1998                                  $112.6   $162.3    $ 9,033.5  $  892.8
Comprehensive income:
 Net income                   $   363.2                           363.2
 Other comprehensive
  income (Note 11)                123.8                                     123.8
                              ---------
 Comprehensive income         $   487.0
                              =========
Dividends paid, $.50
 per share                                                       (108.9)
Purchases of common stock                                                              $ (601.6)
Retirement of treasury stock                 (8.1)   (11.6)      (581.9)                  601.6
------------------------------------------------------------------------------------------------

Balance, December
 31, 1999                                   104.5    150.7      8,705.9   1,016.6
Comprehensive income:
 Net income                   $ 1,876.7                         1,876.7
 Other comprehensive
 losses (Note 11)                (259.9)                                   (259.9)
                              ---------
 Comprehensive income         $ 1,616.8
                              =========
Dividends paid, $.50
 per share                                                        (99.7)
Purchases of common stock                                                               (305.7)
Retirement of treasury stock                 (5.9)    (8.5)      (291.3)                 305.7
Equity in certain transactions
 of subsidiary companies                               2.0
------------------------------------------------------------------------------------------------

Balance, December
 31, 2000                                    98.6    144.2      10,191.6    756.7
Comprehensive loss:
 Net loss                     $  (589.1)                          (589.1)
 Other comprehensive
  losses (Note 11)               (562.0)                                   (562.0)
                              ----------
 Comprehensive losses         $(1,151.1)
                              ==========
Two-for-one stock split                      98.6    (98.6)
Dividends paid, $.58 per share                                    (112.5)
Issuance of common stock                                .4
Purchases of common stock                                                                (282.2)
Retirement of treasury stock                 (5.7)    (1.4)       (275.1)                 282.2
Equity in certain transactions
 of subsidiary companies                               3.6
------------------------------------------------------------------------------------------------

Balance, December 31, 2001                $ 191.5   $ 48.2     $ 9,214.9      $194.7
================================================================================================

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows


Year Ended December 31                           2001       2000        1999
------------------------------------------------------------------------------
(In millions)


Operating Activities:

Net (loss) income                           $  (589.1) $ 1,876.7    $   363.2
Adjustments to reconcile net (loss)
 income to net cash used by operating
 activities:
  Cumulative effect of changes in
   accounting principles                         53.3                   157.9
  Investment (gains) losses                  (1,393.7)  (1,021.1)       273.5
  Provision for minority interest              (101.9)     222.3        117.6
  Amortization of investments                  (316.0)    (370.5)      (301.2)
  Depreciation and amortization                 374.7      356.6        395.3
  Provision for deferred income taxes            76.4      532.7        153.5
  Other non-cash items                           11.7     (275.1)        (1.8)
Changes in assets and liabilities-net:
  Reinsurance receivables                    (4,426.1)  (1,729.2)       615.9
  Other receivables                             403.1       74.1       (602.8)
  Prepaid reinsurance premiums                  224.6       10.7       (152.1)
  Deferred acquisition costs                    (17.3)    (132.2)      (220.8)
  Insurance reserves and claims               4,615.8     (127.6)    (1,192.9)
  Reinsurance balances payable                1,341.8      717.1        215.9
  Other liabilities                              55.5     (269.9)       418.8
  Trading securities                            312.5     (157.5)      (759.0)
  Transfer of business-reinsurance                         (41.3)    (1,149.2)
  Other-net                                     (86.4)    (104.6)      (289.1)
------------------------------------------------------------------------------
                                                538.9     (438.8)    (1,957.3)
------------------------------------------------------------------------------

Investing Activities:

Purchases of fixed maturities               (75,150.6) (60,838.3)   (58,532.7)
Proceeds from sales of fixed maturities      67,877.4   58,345.0     57,211.8
Proceeds from maturities of fixed maturities  3,929.7    4,222.3      2,995.5
Purchases of equity securities               (1,287.2)  (1,858.0)    (1,575.4)
Proceeds from sales of equity securities      2,325.2    2,941.6      1,803.4
Purchases of property and equipment            (502.5)    (667.2)      (708.2)
Proceeds from sales of property and
 equipment                                      278.4       36.1         99.4
Securities sold under agreements to
 repurchase                                    (643.1)    (776.8)       791.8
Change in short-term investments              3,412.6     (687.3)       783.3
Change in other investments                    (175.9)     272.2         59.5
------------------------------------------------------------------------------
                                                 64.0      989.6      2,928.4
------------------------------------------------------------------------------

Consolidated Statements of Cash Flows


Year Ended December 31                            2001        2000       1999
------------------------------------------------------------------------------
(In millions)


Financing Activities:

Dividends paid to shareholders                $ (112.5)    $ (99.7)   $(108.9)
Dividends paid to minority interests             (31.5)      (33.5)     (40.1)
Purchases of treasury shares                    (282.2)     (305.7)    (601.6)
Purchases of treasury shares by subsidiaries     (37.8)     (127.9)
Redemption of preferred stock by subsidiary                 (150.0)
Issuance of common stock                            .4
Issuance of common stock by subsidiary            49.2
Principal payments on long-term debt          (1,138.2)     (166.6)    (478.1)
Issuance of long-term debt                     1,000.1       476.9      225.1
Receipts credited to policyholders                 1.7         4.8        7.0
Withdrawals of policyholder account balances     (66.0)     (137.8)     (78.0)
------------------------------------------------------------------------------
                                                (616.8)     (539.5)  (1,074.6)
------------------------------------------------------------------------------

Net change in cash                               (13.9)       11.3     (103.5)
Cash, beginning of year                          195.2       183.9      287.4
-----------------------------------------------------------------------------

Cash, end of year                              $ 181.3      $195.2     $183.9
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

Accounting estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

Accounting changes - In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as SFAS No. 133). The initial adoption of SFAS No. 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS No. 133 resulted in a charge to 2001 earnings of $53.3, net of income taxes and minority interest of $33.0 and $8.0, respectively, to reflect the change in accounting principle. Of this transition amount, approximately $50.5, net of income taxes and minority interest, related to CNA Financial Corporation's ("CNA"), an 89% owned subsidiary, investments and investment-related derivatives. Because CNA already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $50.5 to shareholders' equity (accumulated other comprehensive income). The remainder of the transition adjustment is attributable to collateralized debt obligation products that are derivatives under SFAS No. 133. See Note 4 for a complete discussion of the Company's adoption of these accounting pronouncements.

On April 1, 2001 the Company adopted the FASB's Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF Issue No. 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. The adoption of EITF 99-20 did not have a significant impact on the results of operations or equity of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. The Company has adopted this standard for all business combinations subsequent to June 30, 2001.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The adoption of SFAS No. 140 did not have a significant impact on the results of operations or equity of the Company.

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

The cumulative effect of these accounting changes resulted in a charge effective January 1, 1999, as follows:


Accounting by Insurance and Other Enterprises for
 Insurance-Related Assessments (net of income taxes
 and minority interest of $95.4 and $26.5)                              $150.8
Costs of Start-Up Activities (net of income taxes of $3.8)                 7.1
                                                                        ------
                                                                        $157.9
                                                                        ======

Investments - Investments in securities, which are held principally by insurance subsidiaries of CNA are carried as follows:

The Company classifies fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities held by insurance subsidiaries as available-for-sale, and are carried at fair value. Changes in fair value are recorded as a component of accumulated other comprehensive income in shareholders' equity, net of applicable deferred income taxes and participating policyholders' and minority interest. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income. Investments are written down to estimated fair values and losses are recognized in income when a decline in value is determined to be other than temporary.

For asset-backed securities included in fixed maturity securities, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in net investment income.

Equity securities in the parent company's investment portfolio are classified as trading securities in order to reflect the Company's investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the Consolidated Statements of Operations.

Short-term investments consist primarily of U.S. government securities, repurchase agreements and commercial paper. These investments are generally carried at fair value, which approximates amortized cost.

All securities transactions are recorded on the trade date. The cost of securities sold is determined by the identified certificate method. Investments are written down to estimated fair values, and losses are charged to income when a decline in value is considered to be other than temporary.

Other invested assets include investments in limited partnerships and certain derivative securities. CNA's limited partnership investments are recorded at fair value and typically reflect a reporting lag of up to three months. Fair value represents CNA's equity in the partnership's net assets as determined by the General Partner.

Limited partnerships are a small portion of CNA's overall investment portfolio. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. CNA is a passive investor and does not have influence over the management of these partnerships that operate according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships.

Investments in derivative securities are carried at fair value with changes in fair value reported as a component of realized gains or losses or other comprehensive income, depending on its hedge designation.

Derivative financial investments - Effective January 1, 2001, the Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133. A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument, index or rate, has a notional amount, requires no or little initial investment, and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards and commitments to purchase securities and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument and accounted for in accordance with SFAS No. 133 when the embedded derivative is not clearly and closely related to the host instrument. In addition, non-investment instruments, including certain types of insurance contracts that have historically not been considered derivatives, may be derivatives or contain embedded derivatives under SFAS No. 133.

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


                                                 Derivative's Change in Fair Value
          Nature of Hedge Designation            Reflected in:
          ---------------------------            -------------------------------------

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

Securities sold under agreements to repurchase - The Company lends securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must deposit collateral with the Company of at least 102% of the fair value of the securities loaned, if the collateral is cash or securities. The Company maintains effective control over all loaned securities and, therefore, continues to report such securities as fixed maturity securities in the Consolidated Balance Sheets. Cash collateral received on these transactions is invested in short-term investments with an offsetting liability recognized for the obligation to return the collateral. The fair value of collateral held and included in short-term investments was $1,591.5 and $1,822.0 at December 31, 2001 and 2000, respectively. Non-cash collateral, such as securities or letters of credit, received by the Company are not reflected as assets of the Company as there exists no right to sell or repledge the collateral. The fair value of non-cash collateral was $413.0 and $391.0 at December 31, 2001 and 2000.

Insurance Operations - Insurance premiums - Insurance premiums on property-casualty, and accident and health insurance contracts are earned ratably over the duration of the policies after deductions for ceded insurance. The reserve for unearned premium on these contracts represents the portion of premiums written relating to the unexpired terms of coverage.

Property-casualty contracts that are retrospectively rated contain provisions that result in an adjustment to the initial policy premium depending on the contract provisions and loss experience of the insured during the experience period. For such contracts, CNA estimates the amount of ultimate premiums that CNA may earn upon completion of the experience period and recognizes either an asset or a liability for the difference between the initial policy premium and the estimated ultimate premium. CNA adjusts such estimated ultimate premium amounts during the course of the experience period based on actual results to date. The resulting adjustment is recorded as either a reduction of or an increase to the earned premium for the period.

Revenues on interest sensitive contracts are comprised of contract charges and fees, which are recognized over the coverage period. Premiums for other life insurance products and annuities are recognized as revenue when due, after deductions for ceded insurance premiums.

Claim and claim adjustment expense reserves - Claim and claim adjustment expense reserves, except reserves for structured settlements, workers' compensation lifetime claims and accident and health disability claims, are not discounted and are based on (i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations,
(ii) estimates of incurred but not reported losses ("IBNR"), (iii) estimates of losses on assumed reinsurance, (iv) estimates of future expenses to be incurred in settlement of claims, and (v) estimates of salvage and subrogation recoveries. Management considers current conditions and trends as well as past company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Reinsurance receivables are reported as an asset in the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property-casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CNA's life insurance subsidiary for which the related annuity obligations are recorded in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 6.0% to 7.5%. At December 31, 2001 and 2000, the discounted reserves for unfunded structured settlements were $887.0 and $884.0, respectively (net of discounts of $1,478.0 and $1,473.0, respectively).

Workers' compensation lifetime claim reserves and accident and health disability claim reserves are calculated using mortality and morbidity assumptions based on CNA's and industry experience, and are discounted at interest rates allowed by insurance regulators that range from 3.5% to 6.5%. At December 31, 2001 and 2000, such discounted reserves totaled $2,384.0 and $2,205.0, respectively (net of discounts of $978.0 and $940.0, respectively).

Future policy benefits reserves - Reserves for traditional life insurance products (whole and term life products) and long-term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration and include a margin for adverse deviation. Interest rates range from 3.0% to 9.0%, and mortality, morbidity and withdrawal assumptions are based on CNA and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Reserves for interest sensitive contracts are equal to the account balances that accrue to the benefit of the policyholders. Interest crediting rates ranged from 4.3% to 6.5% for the three years ended December 31, 2001.

Guaranty fund and other insurance-related assessments - Effective January 1, 1999, in accordance with SOP 97-3, CNA records liabilities for guaranty fund and other insurance-related assessments when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements. Liabilities for guaranty funds and other insurance-related assessments are not discounted or recorded net of premium taxes. These liabilities are included as part of other liabilities in the Consolidated Balance Sheets.

Reinsurance - Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as a receivable in the Consolidated Balance Sheets. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions.

Reinsurance contracts that do not meet the criteria for risk transfer are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. CNA primarily records these deposits as reinsurance receivables for ceded recoverables and other liabilities for assumed liabilities.

Income or reinsurance contracts that do not meet the criteria for risk transfer is recognized using a constant effective yield based on the anticipated timing of payments and the remaining life of the contract. When the estimate of timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract. This adjustment is reflected in other revenue or other operating expense as appropriate.

Deferred acquisition costs - Costs including commissions, premium taxes, and certain underwriting and policy issuance costs that vary with and are related primarily to the acquisition of property-casualty insurance business are deferred and amortized ratably over the period the related premiums are earned. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

The excess of first year commissions over renewal commissions, and other first year costs of acquiring life insurance business such as agency and policy issuance expenses, that vary with and are related primarily to the production of new and renewal business, have been deferred and are amortized with interest over the expected life of the related contracts. As an offset to this, the excess of first year costs over renewal ceded expense allowances that also vary with and are related primarily to the production of new and renewal business, have been amortized with interest over the expected life of the related contracts.

Acquisition costs related to non-participating traditional life insurance and accident and health insurance are being amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefits reserves for such contracts. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

For universal life and cash value annuity contracts, the amortization of deferred acquisition costs is recorded in proportion to the present value of estimated gross margins or profits. The gross margins or profits result from actual earned interest minus actual credited interest, actual costs of insurance ("mortality") charges minus expected mortality, actual expense charges minus maintenance expenses and surrender charges. Amortization interest rates are based on rates in effect at the inception or acquisition of the contracts. Actual gross margins or profits can vary from CNA's estimates resulting in increases or decreases in the rate of amortization. When appropriate, CNA revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is re-estimated and adjusted through current operations. To the extent that unrealized gains or losses on available-for-sale securities would result in an adjustment of deferred acquisition costs had they actually been realized, an adjustment is recorded to deferred acquisition costs and to unrealized investment gains or losses.

Acquisition costs deferred are recorded net of ceding commissions and other ceded acquisition costs. CNA periodically evaluates deferred acquisition costs for recoverability; adjustments, if necessary, are recorded in current operations.

Investments in life settlement contracts and related revenue recognition - CNA has purchased life insurance policies in the form of life settlement contracts. Under a life settlement contract, CNA purchases an in-force life insurance contract at a substantial discount from the face value of the policy. The carrying value of each contract is determined at the end of each reporting period as the present value of expected proceeds reduced by the present value of future premiums based upon actuarial models that incorporate mortality and interest rate assumptions. The carrying values of these contracts are included in other assets with adjustments to increase the carrying values reflected as other revenues. Mortality and interest rate assumptions are reviewed periodically and adjusted if deemed necessary.

Separate account business - CNA's life insurance subsidiaries, Continental Assurance Company ("CAC") and Valley Forge Life Insurance Company ("VFL"), write investment and annuity contracts. The supporting assets and liabilities of certain of these contracts are legally segregated and reported in the accompanying Consolidated Balance Sheets as assets and liabilities of separate account business. CAC and VFL guarantee principal and a specified return to the contract holders on approximately 53% and 57% of the separate account business at December 31, 2001 and 2000, respectively. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values.

Statutory accounting practices - CNA's insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by their respective jurisdiction's insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. CNA's insurance subsidiaries follow two significant permitted accounting practices related to discounting of certain non-tabular workers' compensation claims and the phase in from valuing at par to a market valuation method for recording an affiliated promissory note between CCC ("lender") and Viaticus, Inc.

("borrower"), a wholly owned subsidiary of CNA.

The impact of the permitted practice related to discounting of certain non-tabular workers' compensation claims was to increase statutory surplus by approximately $47.0, $71.0 and $95.0 at December 31, 2001, 2000 and 1999,
respectively. This practice was followed by an acquired company, and CNA received permission to eliminate the effect of the permitted practice after a 10-year period, which ends in 2003.

CCC has filed for approval with the Illinois Department of Insurance (the "Department") the affiliated promissory note between CCC and Viaticus, Inc. Review of this note is still ongoing by the Department and formal approval has yet to be received. Therefore, the Department has granted a permitted practice that expires on June 30, 2002 to carry this note at a value of approximately $449.0 as of December 31, 2001. The par value of this note at December 31, 2001 was approximately $464.0. CNA does not believe that the outcome of the Department's review will have a material impact on CCC's results of operations or financial position.

CNA's domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formulas for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, that are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formulas. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2001 and 2000, all of CNA's domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Statutory capital and surplus - Combined statutory capital and surplus and net
(loss) income, determined in accordance with accounting practices prescribed or permitted by the regulations and statutes of various insurance regulators, for property and casualty and life insurance subsidiaries, are as follows:



                                        Statutory Capital
                                           and Surplus             Statutory Net Income (Loss)
                                     -----------------------------------------------------------
                                           December 31               Year Ended December 31
                                     -----------------------------------------------------------
(Unaudited)                               2001         2000         2001         2000      1999
------------------------------------------------------------------------------------------------

Property and casualty companies*     $ 6,225.0    $ 8,373.0    $(1,650.0)    $1,067.0    $ 361.0
Life insurance companies               1,752.0      1,274.0         56.0        (47.0)      77.0
------------------------------------------------------------------------------------------------

*Surplus includes the property and casualty companies' equity ownership of the life insurance subsidiaries.

At December 31, 2001 and 2000, CNA maintained statutory deposits of cash and securities, with carrying values of approximately $2,000.0 and $1,900.0, respectively, under requirements of regulatory authorities.

Cash and securities with carrying values of approximately $30.0 and $41.0 were deposited with financial institutions as collateral for letters of credit at December 31, 2001 and 2000. See Note 17 of the Notes to Consolidated Financial Statements.

Tobacco product inventories - These inventories, aggregating $285.7 and $269.3 at December 31, 2001 and 2000, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method and primarily consist of leaf tobacco. If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $210.2 and $205.7 higher at December 31, 2001 and 2000, respectively.

Watch and clock inventories - These inventories, aggregating $48.8 and $56.1 at December 31, 2001 and 2000, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

Goodwill and other intangible assets - Goodwill, representing the excess of purchase price over fair value of the net assets of acquired entities, is generally amortized on a straight-line basis over the period of expected benefit ranging from 15 to 30 years. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Accumulated amortization at December 31, 2001 and 2000 was $464.2 and $442.0, respectively. Intangible assets are periodically reviewed to determine whether an impairment in value has occurred.

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

Supplementary cash flow information - Cash payments made for interest on long-term debt, including capitalized interest and commitment fees, amounted to approximately $312.3, $361.3 and $336.9 for the years ended December 31, 2001, 2000 and 1999, respectively. Cash payments made for federal, foreign, state and local income taxes, net of refunds, amounted to approximately $420.7, $227.9 and $205.2 for the years ended December 31, 2001, 2000 and 1999, respectively. In 1999, CNA exchanged its interest in Canary Wharf Limited Partnership into the common stock of Canary Wharf Group, plc. valued at approximately $539.0.

Accounting pronouncements - In 2002, the Company is required to implement the provisions of EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement characterization of sales incentives, including rebates, coupons and free products or services, offered voluntarily by a vendor without charge to the customer that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (i) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. As a result of both issues, promotional expenses historically included in other operating expenses will be reclassified to cost of manufactured products sold, or as reductions of revenues from manufactured products. Prior period amounts will be reclassified for comparative purposes. Adoption of these provisions will not have a material impact on the financial position or results of operations of the Company.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for the Company will be January 1, 2002. Amortization of goodwill and intangible assets amounted to $22.2, $27.2 and $30.5 for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, in accordance with the transition guidance provided in SFAS No. 142, the Company will complete goodwill and other acquired intangible asset impairment tests by June 30, 2002. Any resulting asset impairments will be recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. Adoption of these provisions will not have a material impact on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 essentially applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this Statement is required for fiscal years beginning after December 15, 2001. Adoption of these provisions will not have a material impact on the financial position or results of operations of the Company.

Reclassification - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2001. During 2001, the Company reclassified equity method income from limited partnership investments. This income was previously classified in realized investment gains and is now classified in net investment income.

Note 2. Investments


Year Ended December 31                           2001        2000        1999
------------------------------------------------------------------------------

Investment income consisted of:

Fixed maturity securities                   $ 1,880.2   $ 1,798.0   $ 1,814.8
Short-term investments                          299.9       420.2       362.4
Other                                            36.7       425.8       306.3
------------------------------------------------------------------------------
Total investment income                       2,216.8     2,644.0     2,483.5
Investment expenses                             (71.9)      (50.2)      (58.2)
------------------------------------------------------------------------------
Investment income-net                       $ 2,144.9   $ 2,593.8   $ 2,425.3
==============================================================================

Investment gains (losses) are as follows:

Trading securities:
  Derivative instruments (a)                $    18.2   $  (135.9)  $  (385.1)
  Equity securities, including short
   positions (a)                                 62.7       131.2       (47.0)
------------------------------------------------------------------------------
                                                 80.9        (4.7)     (432.1)

Other than trading:
  Fixed maturities                              350.1      (113.0)     (313.1)
  Equity securities (b)                       1,102.8     1,109.9       356.7
  Short-term investments                         26.5        (2.4)       19.5
  Other, including guaranteed separate
   account business (c)                        (166.6)       31.3        95.5
------------------------------------------------------------------------------
Investment gains (losses)                     1,393.7     1,021.1      (273.5)
Income tax (expense) benefit                   (491.1)     (356.0)       89.5
Minority interest                              (110.4)      (88.0)      (16.8)
------------------------------------------------------------------------------
Investment gains (losses)-net               $   792.2   $   577.1   $  (200.8)
------------------------------------------------------------------------------

(a) Includes losses on short sales, equity index futures and options aggregating $533.6 for the year ended December 31, 1999. Substantially all of the index short positions were closed during the second quarter of 2000.
(b) Includes gains on sales of Global Crossing Ltd. ("Global Crossing") common stock of $962.0, $484.9 and $222.1 for the years ended December 31, 2001, 2000 and 1999, respectively, and gains on sales of Canary Wharf of $51.7, $443.9 and $121.9 for the years ended December 31, 2001, 2000 and 1999, respectively. In March of 2000, the Company entered into a hedge arrangement related to its Global Crossing stock. The unrealized appreciation on the stock that was preserved by the hedge was reflected as an unrealized gain in accumulated other comprehensive income at December
    31, 2000. The hedge agreements were closed out in 2001 resulting in the realized gain of $962 million.
(c) Includes losses of $136.6 (after-tax and minority interest) related to the planned disposition of certain subsidiary operations, principally the U.K. subsidiaries of CNA Re, for the year ended December 31, 2001.

The carrying value of investments (other than equity securities) that did not produce income for the last twelve months is $186.0 at December 31, 2001.

Investment gains of $2,383.2, $1,826.3 and $854.0 and losses of $903.8, $831.8 and $790.9 were realized on securities available for sale for the years ended December 31, 2001, 2000 and 1999, respectively. Investment gains (losses) in 2001, 2000 and 1999 also include $18.2 of net unrealized gains, and $16.5 and $306.4 of net unrealized losses on equity securities in the Company's trading portfolio.

The amortized cost and market values of securities are as follows:


                                                                       Unrealized
                                                       Amortized  ------------------     Market
December 31, 2001                                         Cost       Gains    Losses      Value
------------------------------------------------------------------------------------------------

U.S. government and obligations of
 government agencies                                   $ 7,005.4   $  113.7   $ 41.5    $7,077.6
Asset-backed                                             7,602.9      139.1     18.9     7,723.1
States, municipalities and political
 subdivisions-tax exempt                                 2,748.4       19.1     47.5     2,720.0
Corporate                                                9,741.4      277.4    259.4     9,759.4
Other debt                                               3,857.9      172.1    167.1     3,862.9
Redeemable preferred stocks                                 48.1         .6       .7        48.0
------------------------------------------------------------------------------------------------
Total fixed maturities available for sale               31,004.1      722.0    535.1    31,191.0
Equity securities available for sale                     1,168.0      343.8    173.3     1,338.5
Equity securities, trading portfolio                       289.3       44.0     25.8       307.5
Short-term investments available for sale                6,753.3        1.3     19.8     6,734.8
------------------------------------------------------------------------------------------------
                                                       $39,214.7    1,111.1    754.0    39,571.8
================================================================================================

December 31, 2000
------------------------------------------------------------------------------------------------

U.S. government and obligations of
 government agencies                                   $ 5,666.1   $  202.9   $  2.9   $ 5,866.1
Asset-backed                                             7,548.5       99.8     25.2     7,623.1
States, municipalities and political
 subdivisions-tax exempt                                 3,279.3       79.2      9.1     3,349.4
Corporate                                                7,262.4      149.2    344.0     7,067.6
Other debt                                               3,357.2       62.5    135.3     3,284.4
Redeemable preferred stocks                                 54.0         .2       .5        53.7
------------------------------------------------------------------------------------------------
Total fixed maturities available for sale               27,167.5      593.8    517.0    27,244.3
Equity securities available for sale                     1,175.1    1,400.1    163.6     2,411.6
Equity securities, trading portfolio                       287.4       58.3     74.8       270.9
Short-term investments available for sale               10,037.8         .6      1.0    10,037.4
------------------------------------------------------------------------------------------------
                                                       $38,667.8   $2,052.8  $ 756.4   $39,964.2
================================================================================================

The amortized cost and market value of fixed maturities at December 31, 2001 and 2000 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.


                                                         2001                      2000
                                              --------------------------------------------------
                                               Amortized       Market    Amortized      Market
December 31                                       Cost         Value        Cost        Value
------------------------------------------------------------------------------------------------

Due in one year or less                        $   331.5    $   367.0    $ 1,217.4    $ 1,209.4
Due after one year through five years            6,865.0      6,831.2      5,049.8      5,015.4
Due after five years through ten years           9,662.2      9,667.1      7,241.0      7,138.7
Due after ten years                              6,542.5      6,602.6      6,110.8      6,257.7
Asset-backed securities not due at a
 single maturity date                            7,602.9      7,723.1      7,548.5      7,623.1
------------------------------------------------------------------------------------------------
                                               $31,004.1    $31,191.0    $27,167.5    $27,244.3
================================================================================================

Note 3. Fair Value of Financial Instruments


                                                         2001                      2000
                                              --------------------------------------------------
                                               Carrying    Estimated    Carrying    Estimated
December 31                                     Amount    Fair Value     Amount    Fair Value
------------------------------------------------------------------------------------------------

Financial assets:
  Other investments                            $1,580.0     $ 1,572.0    $1,363.0     $1,351.0
  Separate account business:
    Fixed maturities securities                 2,347.0       2,347.0     2,703.0      2,703.0
    Equity securities                             161.0         161.0       215.0        215.0
    Other                                         876.0         876.0       849.0        849.0
Financial liabilities:
  Premium deposits and annuity contracts        1,465.0       1,395.0     1,486.0      1,419.0
  Long-term debt                                5,882.4       5,399.0     6,000.0      5,747.0
  Collateralized debt obligation                   38.0          38.0
  Financial guarantee contracts                    98.0          96.0       150.0        128.0
  Separate account business:
    Guaranteed investment contracts               469.0         492.0       882.0        880.0
    Variable separate accounts                  1,146.0       1,146.0     1,387.0      1,387.0
    Other                                         622.0         622.0       623.0        623.0
------------------------------------------------------------------------------------------------

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

The fair value of guaranteed investment contracts of the separate accounts business were estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with similar maturities. The fair value of the liabilities for variable separate account business was based on the quoted market values of the underlying assets of each variable separate account. The fair value of other separate account business liabilities approximates carrying value because of their short-term nature.

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

The fair values of collateralized debt obligation liability contracts are determined largely based on management's estimates using default probabilities of the debt securities underlying the contract, which are obtained from a rating agency, and the term of the contract.

Note 4.	Derivative Financial Instruments

The Company invests in certain derivative instruments for a number of purposes, including: (i) for its asset and liability management activities,
(ii) for income enhancements for its portfolio management strategy, and (iii) to benefit from anticipated future movements in the underlying markets. If such movements do not occur as anticipated, then significant losses may occur.

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

CNA's use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which it is subject, and by its own derivative policy. The derivative policy limits authorization to initiate derivative transactions to certain personnel. The policy generally prohibits the use of derivatives with a maturity greater than eighteen months, unless the derivative is matched with assets or liabilities having a longer maturity. The policy also prohibits the use of derivatives containing greater than one-to-one leverage with respect to changes in the underlying price, rate or index. Also, the policy prohibits the use of borrowed funds, including funds obtained through repurchase transactions, to engage in derivative transactions.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the gross fair value of the asset related to the instruments recognized in the Consolidated Balance Sheets. The Company mitigates the risk of non-performance by using multiple counterparties and by monitoring their creditworthiness. The Company generally requires collateral from its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management, which includes rebalancing its existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards, and commitments to purchase securities. These instruments are generally used to lock interest rates or unrealized gains, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments, variable rate debt and life insurance liabilities. The Company has used these types of instruments as hedges against specific assets or liabilities on an infrequent basis.

The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments that derive their value from such securities. The Company attempts to mitigate its exposure to such risks by limiting its investment in any one security or index. The Company may also manage this risk by utilizing instruments such as options, swaps, futures and collars to protect appreciation in securities held. CNA uses derivatives in one of its separate accounts to mitigate equity price risk associated with its indexed group annuity contracts by purchasing Standard & Poor's 500 ("S&P 500") index futures contracts in a notional amount equal to the contract holder liability, which is calculated using the S&P 500 rate of return.

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the European Monetary Unit. The Company manages this risk via asset/liability matching and through the use of foreign currency futures and forwards. The Company has infrequently designated these types of instruments as hedges against specific assets or liabilities.

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

                                                             Contractual/ Fair Value  Recognized
                                                               Notional      Asset       (Loss)
December 31, 2001                                                Value    (Liability)     Gain
------------------------------------------------------------------------------------------------

Equity markets:
  Options
    Purchased                                                   $  145.5    $  17.8    $  126.8
    Written                                                        161.1       (7.8)       24.4
  Index futures - long                                               7.8                    (.6)
  Equity warrants                                                   14.8         .7        (2.6)
  Options embedded in convertible debt securities                  803.0      188.7         9.9
  Separate accounts - options purchased                             65.4        1.0        (1.3)
                    - options written                               69.6        (.2)        2.4
                    - equity index futures-long                    867.6                 (157.3)
                    - euro dollar futures                           16.2                     .1
Currency forwards - long                                                                  (16.1)
                  - short                                          182.7       (1.5)       (5.2)
Interest rate risk:
  Commitments to purchase government and
   municipal securities                                            213.0       16.0        16.0
  Interest rate swaps                                              600.1         .7          .7
  Interest rate caps                                               500.0        1.6         1.5
  Collateralized debt obligation liabilities                       170.0      (38.0)        5.0
  Options on government securities - short                         255.0       (2.5)       12.2
  Futures - long                                                   947.2                   11.1
          - short                                                  217.0                  (19.0)
  Separate accounts - commitments to purchase
                      government and municipal securities           17.0        (.5)       (1.8)
                    - futures-short                                  9.8                   (1.0)
Commodities:
  Gold options - purchased                                         122.3        2.6         (.9)
               - written                                            73.5        (.4)        2.3
Other                                                                4.4                     .1
------------------------------------------------------------------------------------------------
Total                                                           $5,463.0     $178.2     $   6.7
================================================================================================

                                                             Contractual/ Fair Value  Recognized
                                                               Notional      Asset       (Loss)
December 31, 2000                                                Value    (Liability)     Gain
------------------------------------------------------------------------------------------------

Equity markets:
  Options
   Purchased - Global Crossing                                  $ 1,000.0   $ 664.0
             - other                                                173.0      23.7   $ (166.3)
   Written - Global Crossing                                      1,256.0      (1.0)
           - other                                                  269.6     (17.5)      39.8
  Index futures - long                                                                    (2.7)
                - short                                               2.3                   .8
  Equity warrants                                                    10.0(a)    4.0
  Options embedded in convertible debt securities                   845.0(a)  231.0
  Separate accounts - options purchased                             110.0        .3       (2.0)
                    - options written                               118.0      (1.0)       4.0
                    - equity index futures-long                     996.0               (172.0)
Interest rate risk:
  Commitments to purchase government and
   municipal securities                                                                    5.0
  Interest rate swaps                                               50.0       (1.4)      12.0
  Interest rate caps                                               500.0        1.0       (3.0)
  Collateralized debt obligation liabilities                       170.0(a)   (18.0)
  Futures - long                                                   229.0                   7.9
          - short                                                  806.2                 (25.8)
  Foreign currency forwards                                         13.0                  44.3
  Separate accounts - commitments to purchase
   government and municipal securities                             111.0        1.0        4.0
                    - futures-short                                 76.0                  (4.0)
Commodities:
  Oil:
    Swaps                                                                                 (2.1)
    Options                                                                                2.8
  Gold Options - purchased                                         232.5       11.8        2.4
               - written                                                                  (5.2)
Other                                                                3.6                   1.9
------------------------------------------------------------------------------------------------
Total                                                          $ 6,971.2    $ 897.9   $ (258.2)
================================================================================================

(a) As of January 1, 2001


                                                             Contractual/ Fair Value  Recognized
                                                               Notional      Asset       (Loss)
December 31, 1999                                                Value    (Liability)     Gain
------------------------------------------------------------------------------------------------

Equity markets:
  Options - purchased                                           $ 5,279.3   $ 188.9   $ (562.9)
          - written                                               1,097.1     (25.8)      42.1
  Index futures - long                                              204.1                 72.3
                - short                                              22.1                (16.7)
Interest rate risk:
  Commitments to purchase government and
   municipal securities                                             127.0      (1.0)      (1.0)
  Interest rate caps                                                500.0       4.0        4.0
  Futures - long                                                    151.4                 (3.6)
          - short                                                   560.1                 15.1
  Foreign currency forwards                                         591.0       9.0       21.0
Commodities:
  Oil:
    Swaps                                                             6.4        .2         .6
    Options                                                          33.0       (.7)        .4
    Energy purchase obligations                                                           10.3
  Gold Options - purchased                                          434.5      15.6        5.5
               - written                                            242.9      (5.2)       6.1
Other                                                                94.9       2.9       21.7
------------------------------------------------------------------------------------------------
Total                                                           $ 9,343.8   $ 187.9   $ (385.1)
================================================================================================


Collateralized debt obligation liabilities ("CDOs") represent a credit enhancement product that is typically structured in the form of a swap. CNA has determined that this product is a derivative under SFAS No. 133. Changes in the estimated fair value of CDOs, like other derivative financial instruments with no hedge designation, are recorded in realized gains or losses as appropriate, while reported claims incurred on these instruments are recorded in other expense. CNA incurred approximately $25.0 and $13.0 in claims on these products for the years ended December 31, 2001 and 2000, respectively. There were no claims on these products during 1999. CNA is no longer writing this product.

Options embedded in convertible debt securities are classified as fixed maturity securities in the Consolidated Balance Sheets, consistent with the host instruments.

Fair Value Hedges

As of the adoption date of SFAS No. 133, CNA's collar position related to its investment in Global Crossing common stock was the only derivative position that had been designated as a hedge for accounting purposes. In March of 2000, the Company entered into a hedge arrangement related to its Global Crossing stock. The unrealized appreciation on the stock that was preserved by the hedge was reflected as an unrealized gain in accumulated other comprehensive income at December 31, 2000. The hedge agreements were closed out in 2001 resulting in the realized gain of $962 million.

The effectiveness of this hedge was measured based on changes in the intrinsic value of the collar in relation to changes in the fair value of Global Crossing common stock. Changes in the time value component of the collar's fair value were excluded from the hedge designation and measurement of effectiveness. Up to the date of the sale, the Global Crossing hedge was 100% effective. The change in the time value component of the collar was a pretax gain of $33.0 for the year ended December 31, 2001, and has been recorded as a realized investment gain in the Consolidated Statements of Operations.

CNA's other hedging activities involve primarily hedging risk exposures to interest rate and foreign currency risks. The ineffective portion of the fair value hedges that under SFAS No. 133 meet the criteria for hedge accounting was approximately $0.6 for the year ended December 31, 2001.

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $183.7 and $224.7 with fair value liabilities of $193.4 and $201.1 at December 31, 2001 and 2000, respectively. These positions are marked to market and investment gains or losses are included in the Consolidated Statements of Operations.

Note 5. Receivables


December 31                                                 2001         2000
------------------------------------------------------------------------------

Reinsurance                                            $13,823.4    $ 9,397.3
Other insurance                                          4,006.4      5,026.3
Security sales                                             648.1        470.5
Accrued investment income                                  398.3        424.3
Federal income taxes                                       586.6
Other                                                      353.7        331.9
------------------------------------------------------------------------------
Total                                                   19,816.5     15,650.3
Less allowance for doubtful accounts
 and cash discounts                                        363.7        348.7
------------------------------------------------------------------------------
Receivables-net                                        $19,452.8    $15,301.6
==============================================================================

Reinsurance receivables have increased by $4,426.1 during 2001 primarily due to $1,480.0 related to corporate aggregate reinsurance treaties, $663.0 related to the second quarter of 2001 reserve adjustment (excluding corporate aggregate reinsurance) and $921.0 related to the estimated loss reserves for the WTC event (excluding corporate aggregate reinsurance).

Note 6. Property, Plant and Equipment


December 31                                                                 2001        2000
------------------------------------------------------------------------------------------------

Land                                                                      $  126.5     $  128.8
Buildings and building equipment                                             591.0        831.5
Offshore drilling rigs and equipment                                       2,948.4      2,682.9
Machinery and equipment                                                    1,407.4      1,381.3
Leaseholds and leasehold improvements                                        149.7        123.2
-----------------------------------------------------------------------------------------------
Total, at cost                                                             5,223.0      5,147.7
Less accumulated depreciation and amortization                             2,147.7      1,941.4
------------------------------------------------------------------------------------------------
Property, plant and equipment-net                                         $3,075.3     $3,206.3
================================================================================================

Depreciation and amortization expense, including amortization of intangibles, and capital expenditures, are as follows:


Year Ended December 31                   2001                 2000                  1999
------------------------------------------------------------------------------------------------
                                  Depr. &    Capital   Depr. &    Capital    Depr. &    Capital
                                   Amort.    Expend.    Amort.     Expend.    Amort.    Expend.
------------------------------------------------------------------------------------------------

CNA Financial                    $ 138.4    $ 124.0    $ 151.0    $ 151.8    $ 199.5    $ 250.2
Lorillard                           27.4       41.2       25.0       30.1       23.9       20.7
Loews Hotels                        28.4       14.2       24.8      129.1       19.8      110.1
Diamond Offshore                   175.3      268.6      148.8      323.9      145.3      324.1
Bulova                                .9        1.9         .9        1.1         .7         .7
Corporate                            4.3       52.6        6.1       31.2        6.1        2.4
------------------------------------------------------------------------------------------------
Total                            $ 374.7    $ 502.5    $ 356.6    $ 667.2    $ 395.3    $ 708.2
================================================================================================

In January 2001, CNA sold the 180 Maiden Lane, New York, facility for net sales proceeds of $264.0, resulting in a gain of $47.9 (after-tax and minority interest).

In January 2000, Diamond Offshore sold a jack-up drilling rig for $32.0 resulting in a gain of $13.9 ($4.7 after-tax and minority interest).

In December 1999, Loews Hotels sold two franchised hotel properties with net book values of $9.0. Gain on these sales amounted to $85.1 ($52.0 after taxes) for the year ended December 31, 1999.

Note 7.	Claim and Claim Adjustment Expense Reserves

CNA's property-casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims that are incurred but not reported, as of the reporting date. CNA's reserve projections are based primarily on detailed analysis of the facts in each case, CNA's experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of reserves.

Establishing loss reserves, including loss reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in operating results in the period that the need for such adjustments is determined.

Catastrophes are an inherent risk of the property-casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and financial position. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or financial position of the Company.

During 2001, CNA experienced a severe catastrophe loss estimated at $468.0 pretax, net of reinsurance, related to the WTC event. The loss estimate is based on a total industry loss of $50,000.0 and includes all lines of insurance, including assumed reinsurance. The current estimate takes into account CNA's substantial ceded reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. These loss estimates are subject to considerable uncertainty. Subsequent developments on claims arising from the WTC event, as well as the collectibility of reinsurance recoverables, could result in changes in the total estimated net loss, which could be material to the Company's results of operations.

The following table provides management's estimate of pretax losses related to the WTC event on a gross basis (before reinsurance) and a net basis (after reinsurance) by line of business for the year ended December 31, 2001:


------------------------------------------------------------------------------
                                                           Gross        Net
                                                           Basis       Basis
------------------------------------------------------------------------------

Property-casualty assumed reinsurance                    $  662.0     $ 465.0
Property                                                    282.0       159.0
Workers' compensation                                       112.0        25.0
Airline hull                                                194.0         6.0
Commercial auto                                               1.0         1.0
------------------------------------------------------------------------------

Total Property-Casualty                                   1,251.0       656.0
------------------------------------------------------------------------------

Group                                                       322.0        60.0
Life                                                         75.0        22.0
------------------------------------------------------------------------------

Total Group and Life                                        397.0        82.0
------------------------------------------------------------------------------

Total loss before items below                            $1,648.0       738.0
=================================================================

Corporate aggregate reinsurance                                        (259.0)
Reinstatement and additional premiums and other                         (11.0)
------------------------------------------------------------------------------

Net                                                                   $ 468.0
==============================================================================

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves for 2001, 2000 and 1999:


Year Ended December 31                                         2001          2000          1999
------------------------------------------------------------------------------------------------


Reserves at beginning of year:
  Gross                                                   $26,408.0     $26,631.0     $28,317.0
  Ceded                                                     7,568.0       6,273.0       5,424.0
------------------------------------------------------------------------------------------------
Net reserves at beginning of year                          18,840.0      20,358.0      22,893.0
------------------------------------------------------------------------------------------------

Net reserves transferred under retroactive
 reinsurance agreements                                                                (1,024.0)
Net reserves transferred to CNA Group Life
 Assurance Company (a)                                     (1,055.0)
------------------------------------------------------------------------------------------------
Total net adjustments                                      (1,055.0)                   (1,024.0)
------------------------------------------------------------------------------------------------

Net incurred claim and claim adjustment expenses:
  Provision for insured events of current year              7,192.0       6,331.0       7,287.0
  Increase in provision for insured events of prior years   2,466.0         427.0       1,027.0
  Amortization of discount                                    107.0         158.0         139.0
------------------------------------------------------------------------------------------------
Total net incurred                                          9,765.0       6,916.0       8,453.0
------------------------------------------------------------------------------------------------

Net payments attributable to:
  Current year events                                       2,111.0       1,888.0       2,744.0
  Prior year events                                         7,936.0       6,916.0       7,460.0
  Reinsurance recoverable against net reserves
   transferred under retroactive reinsurance
   agreements (see Note 12)                                  (250.0)       (370.0)       (240.0)
------------------------------------------------------------------------------------------------
Total net payments                                          9,797.0       8,434.0       9,964.0
------------------------------------------------------------------------------------------------

Net reserves at end of year                                17,753.0      18,840.0      20,358.0
Ceded reserves at end of year                              11,798.0       7,568.0       6,273.0
------------------------------------------------------------------------------------------------
Gross reserves at end of year (b)                         $29,551.0     $26,408.0     $26,631.0
================================================================================================

(a) Effective January 1, 2001, CNA established a new life insurance company, CNAGLAC. Approximately $1,055.0 of accident and health reserves were transferred from CCC to CNAGLAC on January 1, 2001.
(b) Excludes life claim and claim adjustment expense reserves of $1,715.2, $554.7 and $724.9 as of December 31, 2001, 2000 and 1999, respectively, included in the Consolidated Balance Sheets.

The increase (decrease) in provision for insured events of prior years (reserve development), is comprised of the following components:


Year Ended December 31                             2001     2000        1999
------------------------------------------------------------------------------

Environmental pollution and other mass tort    $  473.0   $ 17.0     $  (84.0)
Asbestos                                          772.0     65.0        560.0
Other                                           1,221.0    345.0        551.0
------------------------------------------------------------------------------
Total                                          $2,466.0   $427.0     $1,027.0
==============================================================================

Environmental Pollution and Other Mass Tort and Asbestos Reserves

CNA's property-casualty insurance subsidiaries have potential exposures related to environmental pollution and other mass tort and asbestos claims.

The following table provides data related to CNA's environmental pollution, other mass tort and asbestos claim and claim adjustment expense reserves:


December 31                                          2001                        2000
------------------------------------------------------------------------------------------------

                                          Environmental               Environmental
                                          Pollution and               Pollution and
                                           Other Mass                  Other Mass
                                              Tort        Asbestos        Tort         Asbestos
------------------------------------------------------------------------------------------------

Gross reserves                             $ 820.0        $1,590.0      $ 493.0        $ 848.0
Less ceded reserves                         (203.0)         (386.0)      (146.0)        (245.0)
------------------------------------------------------------------------------------------------
Net reserves                               $ 617.0        $1,204.0      $ 347.0        $ 603.0
================================================================================================

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by Potentially Responsible Parties ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency ("EPA") and included on its National Priorities List. State authorities have designated many cleanup sites as well.

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

A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon the Company's results of operations and/or financial position.

Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

As of December 31, 2001 and 2000, CNA carried approximately $617.0 and $347.0 of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. Unfavorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the years ended December 31, 2001 and 2000 amounted to $473.0 and $17.0. Favorable environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the year ended December 31, 1999 amounted to $84.0. CNA made environmental pollution-related claim payments and other mass tort-related claim payments, net of reinsurance recoveries, of $203.0, $135.0 and $236.0 during the years ended December 31, 2001, 2000 and 1999.

The reserve development during 2001 for environmental pollution and other mass tort reserves is due to reviews completed during the year, which indicated that paid and reported losses were higher than expectations based on prior reviews. Factors that have led to this development include a number of declaratory judgments filed this year due to an increasingly favorable legal environment for policyholders in certain courts and other unfavorable decisions regarding cleanup issues.

CNA's property-casualty insurance subsidiaries also have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims.

As of December 31, 2001 and 2000, CNA carried approximately $1,204.0 and $603.0 of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. Unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2001, 2000 and 1999 amounted to $772.0, $65.0 and $560.0. CNA made asbestos-related claim payments, net of reinsurance, of $171.0, $126.0 and $161.0 during the years ended December 31, 2001, 2000 and 1999, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation. CNA has attempted to manage its asbestos-related exposures by aggressively resolving old accounts.

The reserve development during 2001 for asbestos-related claims was based on a management review of developments with respect to these exposures conducted during the year. This analysis indicated a significant increase in claim counts for asbestos-related claims. The factors that have led to the deterioration in claim counts include, among other things, intensive advertising campaigns by lawyers for asbestos claimants and the addition of new defendants such as the distributors and installers of products containing asbestos. New claim filings increased significantly in 2000 over 1999, and that trend continued during 2001. The volume of new claims has caused the bankruptcies of numerous asbestos defendants. Those bankruptcies also may result in increased liability for remaining defendants under principles of joint and several liability.

In addition, some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA currently has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed.

Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos-related claims includes medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented and the possibility of legislative reform. Adverse developments with respect to such matters discussed herein could have a material adverse effect on the Company's results of operations and/or financial condition.

The results of operations and financial condition of the Company in future years may continue to be adversely affected by environmental pollution and other mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including further reserve strengthening as warranted.

Other Reserves

Unfavorable net claim and claim adjustment expense reserve development for other reserves in 2001 of $1,221.0 resulted from several coverages provided to commercial entities underwritten by several segments of CNA.

Approximately $230.0 of the adverse loss development is a result of several coverages provided to commercial entities. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

An analysis of assumed reinsurance business showed that the paid and reported losses for recent accident years were higher than expectations, which resulted in management recording net unfavorable development on prior year reserves of approximately $690.0.

Approximately $300.0 of adverse loss development was due to adverse experience in all other lines, primarily in coverages provided to health care-related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities were higher than expected. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing health care-related services increased more than expected.

Unfavorable net claim and claim adjustment expense reserve development for other reserves in 2000 of $345.0 was due to unfavorable loss experience in standard commercial lines, assumed reinsurance and accident and health lines. These unfavorable changes were partially offset by favorable development in non-medical professional liability and other casualty lines. The unfavorable development in standard commercial lines can be attributed to adverse claim experience for recent accident years in the commercial auto liability, commercial multiple-peril and workers' compensation lines of business. The unfavorable development in the assumed reinsurance and accident and health lines also resulted from adverse claims experience.

Unfavorable net claim and claim adjustment expense reserve development for other reserves in 1999 of $551.0 was due to unfavorable loss development of approximately $540.0 for standard commercial lines, approximately $60.0 for medical malpractice and approximately $70.0 for accident and health. These unfavorable changes were partially offset by favorable development of approximately $120.0 in non-medical professional liability and assumed reinsurance on older accident years. The unfavorable development in standard commercial lines was due to commercial automobile liability and workers' compensation losses being higher than expected in recent accident years. In addition, the number of claims reported for commercial multiple-peril liability claims from older accident years did not decrease as much as expected. The unfavorable development for medical malpractice was also due to losses being higher than expected for recent accident years. The accident and health unfavorable development was due to higher than expected claim reporting on assumed personal accident coverage in recent accident years.

CNA also has exposure to construction defect losses, principally in its general liability and commercial multiple-peril lines. This exposure relates to claims involving property damage alleging loss of use, damage, destruction or deterioration of land, buildings and other structures involving new construction or major rehabilitation of real property. Many of these claims involve multiple defects and multiple defendants. The majority of losses have been concentrated in a limited number of states, including California. CNA has taken several underwriting actions to mitigate this exposure in the future. Estimation of construction defect losses is subject to a high level of uncertainty due to the long period of time between the accident date and the reporting of the claim, emerging case law, changing regulatory rules and the allocation of damages to the multiple defendants. Due to the inherent uncertainties noted above, the ultimate liability for construction defect claims may vary substantially from the amount currently recorded.

Financial Guarantee Reserves

CNA, through reinsurance assumed contracts, provides financial guarantees to issuers of asset-backed securities, motion picture finance and money market funds. Premiums are received throughout the exposure period and are recognized as revenue in proportion to the underlying risk insured. In addition, through August 1, 1989, CNA's property-casualty subsidiaries wrote financial guarantee insurance in the form of surety bonds and also insured equity policies. These bonds represented primarily industrial development bond guarantees and, in the case of insured equity policies, typically extended in initial terms from 10 to 13 years. For these guarantees and policies, CNA received an advance premium that is recognized over the exposure period and in proportion to the underlying risk insured.

As of December 31, 2001 and 2000, gross exposure on assumed financial guarantee insurance contracts, credit enhancement products, financial guarantee surety bonds and insured equity policies was approximately $82.0 and $335.0. The degree of risk to CNA related to this exposure is substantially reduced through reinsurance, diversification of exposures and collateral requirements. In addition, security interests in improved real estate are also commonly obtained on these risks. Approximately 26% and 29% of the risks were ceded to reinsurers at December 31, 2001 and 2000. Total exposure, net of reinsurance, amounted to $61.0 and $237.0 as of December 31, 2001 and 2000. At December 31, 2001 and 2000, collateral consisting of letters of credit, cash reserves and debt service reserves amounted to $6.0 and $7.0.

Gross unearned premium reserves for these contracts were $2.0 and $11.0 at December 31, 2001 and 2000. Gross claim and claim adjustment expense reserves totaled $103.0 and $127.0 as of December 31, 2001 and 2000.

Note 8. Leases

The Company's hotels in some instances are constructed on leased land. Other leases cover office facilities, computer and transportation equipment. Rent expense amounted to $108.8, $93.7 and $94.0 for the years ended December 31, 2001, 2000 and 1999. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.


                                                                 Future Minimum   Future Minimum
Year Ended December 31                                           Lease Payments   Lease Receipts
------------------------------------------------------------------------------------------------

2002                                                                   $130.0          $  26.4
2003                                                                    108.5             17.9
2004                                                                     88.6             14.5
2005                                                                     78.5             10.0
2006                                                                     60.9              9.3
Thereafter                                                              279.2             41.4
------------------------------------------------------------------------------------------------
Total                                                                  $745.7           $119.5
================================================================================================

Note 9. Income Taxes


Year Ended December 31                                         2001         2000           1999
------------------------------------------------------------------------------------------------

Income tax (benefit) expense:
  Federal:
    Current                                                 $(358.2)    $  489.5         $ 17.2
    Deferred                                                   90.9        536.1          180.0
  State and city:
    Current                                                    91.9         83.2          133.7
    Deferred                                                  (14.5)        (3.4)         (26.5)
  Foreign                                                      14.5          1.5            1.1
------------------------------------------------------------------------------------------------
Total                                                       $(175.4)    $1,106.9         $305.5
===============================================================================================

Deferred tax assets (liabilities) are as follows:

December 31                                                 2001         2000
------------------------------------------------------------------------------

Insurance reserves:
  Property and casualty claim reserves                   $ 697.3      $ 864.1
  Unearned premium reserves                                331.9        294.2
  Life reserve differences                                 231.2        187.4
  Others                                                    18.4         20.9
Deferred acquisition costs                                (743.2)      (762.9)
Postretirement benefits other than pensions                176.4        197.4
Property, plant and equipment                             (347.7)      (243.7)
Investments                                               (141.5)       (89.2)
Foreign affiliates related                                  69.3        110.0
Tobacco litigation settlements                             373.4        286.0
Unrealized appreciation                                   (142.1)      (472.6)
Accrued assessments and guarantees                          52.6         43.1
Receivables                                                100.4         82.5
Restructuring costs                                         43.9         20.0
AMT credit carried forward                                  40.0
Other-net                                                 (153.3)      (133.2)
------------------------------------------------------------------------------
Deferred tax assets-net                                  $ 607.0      $ 404.0
==============================================================================

Gross deferred tax assets amounted to $2,604.7 and $2,484.7 and liabilities amounted to $1,997.7 and $2,080.7 for the years ended December 31, 2001 and 2000, respectively.

The Company has a history of profitability and as such, management believes it is more likely than not that the net deferred tax assets will be realized. The Company expects to fully utilize its 2001 net operating loss carrybacks.

Total income tax (benefit) expense for the years ended December 31, 2001, 2000 and 1999, was different than the amounts of $(284.6), $1,122.1 and $330.5, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate as a percentage of income (loss) before income tax (benefit) expense and minority interest is as follows:


Year Ended December 31                                                  2001     2000    1999
------------------------------------------------------------------------------------------------

Statutory rate                                                           (35)%     35%     35%
(Decrease) increase in income tax rate resulting from:
  Exempt interest and dividends received deduction                        (5)      (2)     (9)
  Foreign net operating loss carryforward                                 11
  State and city income taxes                                              6        2       7
  Other                                                                    1               (1)
------------------------------------------------------------------------------------------------
Effective income tax rate                                                (22)%     35%     32%
================================================================================================

Foreign net operating loss carryforwards reflected above pertain to those foreign subsidiaries for which no tax benefit is expected to be realized.

The Company has entered into a separate tax allocation agreement with CNA, a majority-owned subsidiary in which its ownership exceeds 80% (the "Subsidiary"). The agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax that would have been payable by the Subsidiary if it had filed a separate consolidated return.

Under this agreement, CNA will receive approximately $908.0 for 2001. In 2000 and 1999, CNA paid $64.0 and received $288.0, respectively. The agreement may be canceled by either of the parties upon thirty days' written notice.

The Company's federal income tax returns have been examined through 1997 and settled through 1994. Years 1998 through 2000 are currently under examination. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the Consolidated Balance Sheet is believed to be adequate to cover any additional assessments which may be made by federal, state and local tax authorities and should not have a material effect on the financial condition or results of operations of the Company.

Note 10. Long-Term Debt


                                                Unamortized         Current
December 31, 2001                      Principal Discount   Net    Maturities
------------------------------------------------------------------------------

Loews Corporation                       $2,325.0   $31.4   $2,293.6
CNA                                      2,578.5    11.6    2,566.9    $329.1
Diamond Offshore                           931.1    18.5      912.6      10.4
Other                                      147.2              147.2      13.1
------------------------------------------------------------------------------
Total                                   $5,981.8   $61.5   $5,920.3    $352.6
==============================================================================


December 31                                                                   2001         2000
------------------------------------------------------------------------------------------------

Loews Corporation (Parent Company):
Senior:
6.8% notes due 2006 (effective interest rate of 6.8%)
 (authorized, $300)                                                       $  300.0     $  300.0
8.9% debentures due 2011 (effective interest rate of 9.0%)
 (authorized, $175)                                                          175.0        175.0
7.6% notes due 2023 (effective interest rate of 7.8%)
 (authorized, $300) (a)                                                      300.0        300.0
7.0% notes due 2023 (effective interest rate of 7.2%)
 (authorized, $400) (b)                                                      400.0        400.0
Subordinated:
3.1% exchangeable subordinated notes due 2007 (effective interest
 rate of 3.4%) (authorized, $1,150) (c)                                    1,150.0      1,150.0
CNA Financial Corporation:
Senior:
6.3% notes due 2003 (effective interest rate of 6.4%)
 (authorized, $250)                                                          250.0        250.0
7.3% notes due 2003 (effective interest rate of 7.8%)
 (authorized, $150)                                                          134.0        134.0
6.5% notes due 2005 (effective interest rate of 6.6%)
 (authorized, $500)                                                          492.8        492.8
6.8% notes due 2006 (effective interest rate of 6.8%)
 (authorized, $250)                                                          250.0        250.0
6.5% notes due 2008 (effective interest rate of 6.6%)
 (authorized, $150)                                                          150.0        150.0
6.6% notes due 2008 (effective interest rate of 6.7%)
 (authorized, $200)                                                          200.0        200.0
8.4% notes due 2012 (effective interest rate of 8.6%)
 (authorized, $100)                                                           69.6         69.6
7.0% notes due 2018 (effective interest rate of 7.1%)
 (authorized, $150)                                                          150.0        150.0
7.3% debentures due 2023 (effective interest rate of 7.3%)
 (authorized, $250)                                                          243.0        243.0
Commercial Paper (weighted average yield of 7.2%)                                         627.1
Revolving credit facility due 2002 through 2004
 (effective interest rate of 3.1%)                                           500.0
Revolving credit facility due 2002
 (effective interest rate of 2.5% and 7.0%)                                   75.0        100.0
Other senior debt (effective interest rates approximate 7.9% and 7.9%)        64.1         75.6
Diamond Offshore Drilling, Inc.:
Senior:
Zero coupon convertible debentures due 2020, net of discount
 of $380.3 and $394.8 (effective interest rate of 3.6%) (d)                  424.7        410.2
1.5% convertible senior debentures due 2031
 (effective interest rate of 1.6%) (authorized $460) (e)                     460.0
Subordinated:
3.8% convertible subordinated notes due 2007
 (effective interest rate of 3.9%) (authorized, $400)                                     400.0
Other subordinated debt due 2005 (effective interest rate of 7.1%)            46.4         56.1
Other senior debt, principally mortgages
 (effective interest rates approximate 6.4% and 8.5%)                        147.2        166.2
------------------------------------------------------------------------------------------------
                                                                           5,981.8      6,099.6
Less unamortized discount                                                     61.5         59.6
------------------------------------------------------------------------------------------------
Long-term debt, less unamortized discount                                 $5,920.3     $6,040.0
================================================================================================

(a) Redeemable in whole or in part at June 1, 2003 at 103.8%, and decreasing percentages thereafter.
(b) Redeemable in whole or in part at October 15, 2003 at 102.4%, and decreasing percentages thereafter.
(c) The notes are exchangeable into 15.376 shares of Diamond Offshore's common stock per one thousand dollars principal amount of notes, at a price of $65.04 per share. Redeemable in whole or in part at September 15, 2002 at 101.6%, and decreasing percentages thereafter.
(d) The debentures are convertible into Diamond Offshore's common stock at the rate of 8.6075 shares per one thousand dollars principal amount, subject to adjustment. Each debenture will be purchased by Diamond Offshore at the option of the holder on the fifth, tenth and fifteenth anniversaries of issuance at the accreted value through the date of repurchase.
    Diamond Offshore, at its option, may elect to pay the purchase price in cash or shares of common stock, or in certain combinations thereof. The debentures are redeemable at the option of Diamond Offshore at any time after June 6, 2005, at prices which reflect a yield of 3.5% to the holder.
(e) The Debentures are convertible into Diamond Offshore's common stock at an initial conversion rate of 20.3978 shares per one thousand dollars principal amount, subject to adjustment in certain circumstances. Upon conversion, Diamond Offshore has the right to deliver cash in lieu of shares of its common stock. Diamond Offshore may redeem all or a portion of the
    Debentures at any time on or after April 15, 2008 at a price equal to 100% of the principal amount.

On April 6, 2001, Diamond Offshore redeemed all of its outstanding 3.75% Convertible Subordinated Notes (the "Notes") in accordance with the indenture under which the Notes were issued. Prior to April 6, 2001, $12.4 principal amount of the Notes had been converted into 307,071 shares of Diamond Offshore's common stock at the stated conversion price of $40.50 per share. The remaining $387.6 principal amount of the Notes was redeemed at 102.1% of the principal amount, plus accrued interest, for a total cash payment of $397.7.

On April 11, 2001, Diamond Offshore issued $460.0 principal amount of 1.5% convertible senior debentures (the "1.5% Debentures") due April 15, 2031. The transaction resulted in net proceeds of approximately $449.1. Diamond Offshore will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008 if the average market price of a 1.5% Debenture for a measurement period preceding that six-month period equals 120% or more of the principal amount of such 1.5% Debenture and Diamond Offshore pays a regular cash dividend during the six-month period. The contingent interest payable per one thousand dollars principal amount of 1.5% Debentures in respect of any quarterly period will equal 50% of regular cash dividends paid by Diamond Offshore per share on its common stock during that quarterly period multiplied by the conversion rate.

During 2001, CNA discontinued its commercial paper program and repaid all loans outstanding under the program. The weighted average interest rate on commercial paper was 7.2% at December 31, 2000. The funds used to retire the outstanding commercial paper debt were obtained through the draw down of the full amount available under CNA's $500.0 revolving credit facility. The facility is composed of two parts: a $250.0 component with a 364-day expiration date (with an option enabling CNA to convert borrowings into a one-year term loan) and a $250.0 component with a three-year expiration date.

CNA pays a facility fee to the lenders for having funds available for loans under both components of the facility. The fee varies based on the long-term debt ratings of CNA. At December 31, 2001, the facility fee on the 364-day component was 15 basis points and the facility fee on the three-year component was 17.5 basis points.

In addition to the facility fees, CNA pays interest on any outstanding debt/borrowings under the facility based on a rate determined using the long-term debt ratings of CNA. The interest rate is equal to the London Interbank Offering Rate ("LIBOR") plus 60 basis points for the 364-day component and LIBOR plus 57.5 basis points for the three-year component. Further, if CNA has outstanding loans greater than 50% of the amounts available under the facility, CNA also will pay a utilization fee of 12.5 basis points on such loans. At December 31, 2001, the weighted average interest rate on the borrowings under the facility, including facility and utilization fees, was 3.1%.

A Moody's Investors Service ("Moody's") downgrade of the CNA senior debt rating from Baa2 to Baa3 would increase the facility fee on the 364-day component of the facility from 15 basis points to 20 basis points, and the facility fee on the three-year component would increase from 17.5 basis points to 25 basis points. The applicable margin on the 364-day component would increase from LIBOR plus 60 basis points to LIBOR plus 80 basis points and the applicable margin on the three-year component would increase from LIBOR plus
57.5 basis points to LIBOR plus 75 basis points. The utilization fee would remain unchanged on both components at 12.5 basis points.

The $500.0 revolving credit facility replaced CNA's $750.0 revolving credit facility (the "Prior Facility"), which was scheduled to expire on May 10, 2001. No loans were outstanding under the Prior Facility anytime during 2001. To offset the variable rate characteristics of the Prior Facility and the interest rate risk associated with periodically reissuing commercial paper, in 1999 and 2000, CNA entered into interest rate swap agreements with several banks. These agreements required CNA to pay interest at a fixed rate, in exchange for the receipt of the three month LIBOR. The effect of the interest rate swap agreements decreased interest expense by approximately $2.0 for the year ended December 31, 2000 and increased interest expense by approximately $4.0 for the year ended December 31, 1999.

The combined weighted average interest rate of all short-term debt, including facility fees and commercial paper borrowings of CNA was 7.4% at December 31, 2000.

CNA Surety Corporation ("CNA Surety"), a 64% owned subsidiary of CNA, has a $130.0 revolving credit facility that expires on September 30, 2002. The interest rate on facility borrowings is based on LIBOR plus 20 basis points. Additionally, there is an annual facility fee of 10 basis points on the entire facility. The weighted average interest rate on the borrowings under this facility, including facility fees, was 2.6% and 7.0% at December 31, 2001 and 2000.

The terms of both CNA and CNA Surety's credit facilities require the respective company to maintain certain financial ratios and combined property-casualty company statutory surplus levels. At December 31, 2001 and 2000, both CNA and CNA Surety were in compliance with all restrictive debt covenants.

The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $352.6 in 2002, $388.6 in 2003, $256.0 in 2004,
$554.0 in 2005 and $605.5 in 2006.

Payment of dividends by insurance subsidiaries of CNA without prior regulatory approval is limited to certain formula-derived amounts. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.

Dividends from the CCC Pool are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains (which under statutory accounting includes cumulative earnings of CCC's subsidiaries) from unassigned surplus.

As of December 31, 2001, CCC is in a negative earned surplus position. In February 2002, the Department approved an extraordinary dividend in the amount of $117.0 to be used to fund CNA's 2002 debt service requirements. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department.

In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend payments for the CIC Pool are restricted to internal and external debt service requirements through September 2003 up to a maximum of $85.0 annually, without the prior approval of the New Hampshire Insurance Department.

Note 11.  Shareholders' Equity and Earnings Per Share

In addition to its common stock, the Company has authorized 100,000,000 shares of preferred stock, $.10 par value.

On February 20, 2001, The Board of Directors declared a two-for-one stock split by way of a stock dividend, effective March 21, 2001. Accordingly, certain share and per share data has been restated to retroactively effect the stock split.

Companies with complex capital structures are required to present basic and diluted income (loss) per share. Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Income (loss) per common share assuming dilution, is not presented because the impact of securities that could potentially dilute basic income (loss) per share would have been antidilutive or insignificant for the periods presented.

Basic income (loss) per share is based on the weighted average number of shares outstanding during each year (195,328,041, 198,732,827 and 217,066,741 for the years ended December 31, 2001, 2000 and 1999, respectively).

The components of accumulated other comprehensive income (loss) are as follows:



                                                                                     Accumulated
                                                                                         Other
                                                Unrealized                 Minimum Comprehensive
                                              Gains (Losses)  Foreign      Pension       Income
                                              on Investments  Currency    Liability      (Loss)
------------------------------------------------------------------------------------------------

Balance, December 31, 1998                        $  838.8     $ 59.6     $  (5.6)     $  892.8
Unrealized holding gains, net of tax of $250.8       381.1                                381.1
Adjustment for items included in net income,
 net of tax of $138.8                               (224.2)                              (224.2)
Foreign currency translation adjustment, net
 of tax of $.1                                                  (35.1)                    (35.1)
Minimum pension liability adjustment, net of
 tax of $1.1                                                                  2.0           2.0
------------------------------------------------------------------------------------------------
Balance, December 31, 1999                           995.7       24.5        (3.6)      1,016.6
Unrealized holding gains, net of tax of $149.4       271.4                                271.4
Adjustment for items included in net income,
 net of tax of $312.9                               (506.8)                              (506.8)
Foreign currency translation adjustment, net
 of tax of $.9                                                  (24.2)                    (24.2)
Minimum pension liability adjustment, net of
 tax of $.2                                                                   (.3)          (.3)
------------------------------------------------------------------------------------------------
Balance, December 31, 2000                           760.3         .3        (3.9)        756.7
Unrealized holding losses, net of tax
 of $.8                                               (1.8)                                (1.8)
Adjustment for items included in net loss, net
 of tax of $367.3                                   (595.8)                              (595.8)
Foreign currency translation adjustment, net
 of tax of $.4                                                    4.7                       4.7
Minimum pension liability adjustment, net of
 tax of $13.0                                                               (19.6)        (19.6)
	Cumulative effect of changes in accounting
 principles, net of tax of $31.0                      50.5                                 50.5
------------------------------------------------------------------------------------------------
Balance, December 31, 2001                          $213.2       $5.0      $(23.5)       $194.7
================================================================================================

Note 12. Significant Transactions

Dispositions and Planned Dispositions of Certain Subsidiaries

During the second quarter of 2001, CNA announced its intention to sell certain subsidiaries. The assets being held for disposition include the United Kingdom subsidiaries of CNA Re and certain other subsidiaries. Based upon impairment analyses, CNA anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these planned dispositions, CNA estimated the net realizable value of each subsidiary held for sale. An estimated realized loss of $278.4 (after-tax and minority interest) was initially recorded in the second quarter of 2001 in connection with these planned dispositions. This loss is reported in other investment losses.

CNA completed the sale of certain subsidiaries during the fourth quarter of 2001 and updated its impairment analyses of subsidiaries still held for sale, including the United Kingdom subsidiaries of CNA Re. The subsidiaries sold resulted in realized losses of $33.1 (after-tax and minority interest), all of which was previously recognized as part of the initial impairment loss recorded during the second quarter of 2001. The updated impairment analyses performed in the fourth quarter of 2001 indicated that the $278.4 loss (after-tax and minority interest) recorded in the second quarter of 2001 should be reduced, primarily because the net assets of the United Kingdom subsidiaries of CNA Re had been significantly diminished by their operating losses in the second half of 2001. In addition, CNA also updated its estimate of disposal costs, including anticipated capital contributions, to reflect changes in the planned structure of the anticipated sale. These updated impairment analyses reduced the realized loss by $153.4 (after-tax and minority interest), including $141.8 related to the United Kingdom subsidiaries of CNA Re. The anticipated sale of the United Kingdom insurance subsidiaries will be subject to regulatory approval and all sales are expected to be completed in 2002.

CNA Re's principal United Kingdom operations are contained in CNA Reinsurance Company Ltd. The statutory surplus of CNA Reinsurance Company Ltd. is below the required regulatory minimum surplus level at December 31, 2001. CNA is currently pursuing the sale of the United Kingdom subsidiaries of CNA Re and CNA anticipates that additional capital contributions will be made in connection with the planned sale.

The subsidiaries held for sale (including those sold in the second half of 2001), consisting primarily of the United Kingdom subsidiaries of CNA Re, contributed revenues of approximately $419.0 and net operating losses of $337.8 (after-tax and minority interest) for the year ended December 31, 2001. The assets and liabilities of these subsidiaries were approximately $2,622.0 and $2,617.0 as of December 31, 2001.

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

MARC assumed approximately $294.0 of liabilities (primarily future policy benefits and claim reserves) and approximately $209.0 in assets (primarily uncollected premiums and deferred acquisition costs). The net gain from the reinsurance transaction, which is subject to certain post-closing adjustments, has been recorded as deferred revenue, and will be recognized in income over the next six months as CNA Life Re's assumed contracts are novated to MARC.

The CNA Life Re business contributed net earned premiums of $229.0 and $194.0, and net operating income of $22.0 and $18.0 for the years ended December 31, 2000 and 1999, respectively.

Personal Insurance Transaction

On October 1, 1999, certain subsidiaries of CNA completed a transaction with The Allstate Corporation ("Allstate"), whereby CNA's Personal Insurance lines of business and related employees were transferred to Allstate. Approximately $1,100.0 of cash and $1,100.0 of additional assets (primarily premium receivables and deferred acquisition costs) were transferred to Allstate, and Allstate assumed $2,200.0 of claim and claim adjustment expense reserves and unearned premium reserves. Additionally, CNA received $140.0 in cash which consisted of (i) $120.0 in ceding commission for the reinsurance of the CNA personal insurance business by Allstate, and (ii) $20.0 for an option exercisable during 2002 to purchase 100% of the common stock of five CNA insurance subsidiaries at a price equal to the GAAP carrying value as of the exercise date. Also, CNA invested $75.0 in a 10-year equity-linked note issued by Allstate.

As of December 10, 2001, Allstate and CNA agreed to modify a number of the original terms of the transaction. This modified agreement is pending regulatory approval. The following is an overview of the significant modifications to the terms of the original agreement:

(a) CNA has substituted subsidiaries for the originally named subsidiaries and extended the purchase option period for the substituted subsidiaries through 2004. CNA has compensated Allstate for the postponement of its right to exercise the option due to the substitution of companies in the amount of $6.0, reducing the original payment from Allstate of $20.0 to approximately $14.0. The $14.0 will continue to be deferred and will not be recognized until Allstate exercises its option, at which time it will be recorded as a realized gain.

(b) The $75.0 10-year equity-linked note issued by Allstate in October 1999 will be redeemed by Allstate at par plus accrued interest.

CNA will continue to write new and renewal personal insurance policies and to reinsure this business with Allstate companies until such time as Allstate exercises its option to buy the CNA subsidiaries. CNA continues to have primary liability on policies reinsured by Allstate. Through 2005, CNA will continue to receive a royalty fee based on the volume of personal insurance business sold through CNA agents using the terms of the original agreement.

CNA also shares in any reserve development related to claim and claim adjustment expense reserves transferred to Allstate at the transaction date. Under the reserve development sharing agreement, 80% of any favorable or unfavorable reserve development up to $40.0 and 90% of any favorable or unfavorable reserve development in excess of $40.0 inures to CNA. CNA's obligation with respect to unallocated loss adjustment expense reserves was settled at the transaction date and is therefore not subject to the reserve sharing arrangement.

The retroactive portion of the reinsurance transaction, consisting primarily of the cession of claim and claim adjustment expense reserves approximating $1,000.0, was not recognized as reinsurance because the criteria for risk transfer were not met for this portion of the transaction. The related consideration paid was recorded as a deposit and is included in reinsurance receivables in the Consolidated Balance Sheets. The prospective portion of the transaction, which as of the transaction date consisted primarily of the cession of $1,100.0 of unearned premium reserves, has been recorded as reinsurance. The related consideration paid was recorded as prepaid reinsurance premiums. Premiums ceded after the transaction date follows this same treatment.

CNA recognized a realized loss of approximately $39.0 (after-tax and minority interest) in 1999 related to the transaction, consisting primarily of the accrual of lease obligations and the write-down of assets that related specifically to the Personal Insurance lines of business. The $120.0 ceding commission related to the prospective portion of the transaction has been recognized in proportion to the recognition of the unearned premium reserve to which it relates. Ceding commission earned was $69.0 and $51.0 in 2000 and 1999. Royalty fees earned in 2001, 2000 and 1999 were approximately $26.0, $27.0 and $7.0.

The Personal Insurance lines transferred to Allstate contributed net earned premiums of $1,354.0 and pretax operating income of $89.0 for the year ended December 31, 1999.

Note 13. Restructuring and Other Related Charges

In 2001, CNA finalized and approved two separate restructuring plans. The first plan, which related to CNA's Information Technology operations (the "IT Plan"), was approved in June of 2001. The second plan relates to restructuring the Property-Casualty segment and Life Operations, discontinuation of variable life and annuity business and consolidation of real estate locations (the "2001 Plan"), was approved in December of 2001.

IT Plan

The overall goal of the IT Plan was to improve technology for the underwriting function and throughout CNA and to eliminate inefficiencies in the deployment of IT resources. The changes facilitate a strong focus on enterprise-wide system initiatives. The IT Plan had two main components, which include the reorganization of IT resources into the Technology and Operations Group with a structure based on centralized, functional roles and the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support CNA's strategies.

As summarized in the following table, CNA incurred $62.0 of pretax restructuring and other related charges for the IT Plan. CNA does not expect to incur significant amounts of additional charges with respect to the IT Plan in any future period and, as a result, does not intend to separately classify such expenses as restructuring and related charges when they occur.


                                         Employee
                                       Termination  Impaired
                                       and Related    Asset    Other
                                      Benefit Costs  Charges   Costs    Total
------------------------------------------------------------------------------

Standard Lines                            $ 5.0       $ 1.0             $ 6.0
Specialty Lines                             2.0                           2.0
------------------------------------------------------------------------------

Total Property-Casualty                     7.0         1.0               8.0
Life Operations                                        17.0              17.0
Other Insurance                            22.0        14.0     $1.0     37.0
------------------------------------------------------------------------------
Total                                     $29.0       $32.0     $1.0    $62.0
==============================================================================

In connection with the IT Plan, after the write-off of impaired assets, CNA accrued $30.0 of restructuring and other related charges in 2001 (the "IT Plan Initial Accrual"). These charges primarily related to $29.0 of workforce reductions of approximately 260 positions gross and 249 positions net and $1.0 of other costs.

The following table summarizes the IT Plan Initial Accrual and the activity in that accrual during 2001:


                                        Employee
                                       Termination  Impaired
                                       and Related    Asset    Other
                                      Benefit Costs  Charges   Costs    Total
------------------------------------------------------------------------------

IT Plan Initial Accrual                   $ 29.0    $ 32.0    $ 1.0    $ 62.0
Costs that did not require cash                      (32.0)             (32.0)
Payments charged against liability         (19.0)                       (19.0)
------------------------------------------------------------------------------

Accrued costs                              $10.0              $ 1.0    $ 11.0
==============================================================================

Through December 31, 2001, 249 employees were released due to the IT Plan, nearly all of whom were technology support staff.

2001 Plan

The overall goal of the 2001 Plan is to create a simplified and leaner organization for customers and business partners. The major components of the lan include a reduction in the number of strategic business units ("SBUs") in the property-casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the number of property-casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations include a decision to discontinue the variable life and annuity business.

As summarized in the following table, CNA incurred $189.0 of pretax restructuring and other related charges in 2001. CNA does not expect to incur significant amounts of additional charges with respect to the 2001 Plan in any future period and, as a result, does not intend to separately classify such expenses as restructuring and related charges when they occur.


                                                Employee
                                              Termination   Lease    Impaired
                                              and Related Termination  Asset    Other
                                             Benefit Costs  Costs     Charges   Costs     Total
------------------------------------------------------------------------------------------------

Standard Lines                                   $ 40.0                                  $ 40.0
Specialty Lines                                     7.0                                     7.0
CNA Re                                              2.0     $ 4.0                           6.0
------------------------------------------------------------------------------------------------

Total Property-Casualty                            49.0       4.0                          53.0
Group Operations                                    1.0                                     1.0
Life Operations                                     9.0                $ 9.0    $35.0      53.0
Other Insurance                                     9.0      52.0       21.0               82.0
------------------------------------------------------------------------------------------------

Total                                            $ 68.0     $56.0      $30.0    $35.0    $189.0
================================================================================================

All lease termination costs and impaired asset charges, except lease termination costs incurred by operations in the United Kingdom and software write-offs incurred by Life Operations, were charged to the Other Insurance segment because office closure and consolidation decisions were not within the control of the other segments affected. Lease termination costs incurred in the United Kingdom relate solely to the operations of CNA Re. All other charges were recorded in the segment benefiting from the services or existence of an employee or an asset.

The 2001 Plan charges incurred by Standard Lines were $40.0, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 1,063 positions, gross and net, of which $27.0 related to severance and outplacement costs and $13.0 related to other salary costs. Through December 31, 2001, approximately 510 employees were released due to the 2001 Plan. Approximately 272 of these employees were administrative, technology or financial support staff; approximately 164 of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 74 employees were in various other positions.

The 2001 Plan charges incurred by Specialty Lines were $7.0, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 177 positions, gross and net, of which $5.0 related to severance and outplacement costs and $2.0 related to other salary costs. Through December 31, 2001, approximately 107 employees were released due to the 2001 Plan. Approximately 47 of these employees were administrative, technology or financial support staff; approximately 45 of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 15 of these employees were in various other positions.

The 2001 Plan charges incurred by CNA Re were $6.0. Costs related to employee termination and benefit costs for planned reductions in the workforce of 33 positions, gross and net, amounted to $2.0, all of which related to severance and outplacement costs. Through December 31, 2001 no employees in CNA Re were released due to the 2001 Plan. The remaining $4.0 of charges incurred by CNA Re related to lease termination costs.

The 2001 Plan charges incurred by Group Operations were $1.0, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 38 positions, gross and net. Through December 31, 2001, no employees in Group Operations were released due to the 2001 Plan.

The 2001 Plan charges incurred by Life Operations were $53.0. Costs related to employee termination and related benefit costs for planned reductions in workforce of 356 positions, gross and net, amounted to $9.0, of which $8.0 related to severance and outplacement costs and $1.0 related to other salary costs. Through December 31, 2001, seven employees were released due to the 2001 Plan, which were primarily administration, technology, and financial support staff positions. Life Operations incurred $9.0 of impaired asset charges related to software. Other costs of $35.0 in Life Operations related to a write-off of deferred acquisition costs on in-force variable life and annuity contracts, as CNA believes that the decision to discontinue these products will negatively impact the persistency of the business.

The 2001 Plan charges incurred by the Other Insurance segment were $82.0. Costs related to employee termination and related benefit costs for planned reductions in workforce of 194 positions, gross and net, amounted to $9.0, of which $6.0 related to severance and outplacement costs and $3.0 related to other salary costs. Through December 31, 2001, 129 employees were released due to the 2001 Plan. Approximately 114 of these employees were administrative, technology or financial support staff and approximately 15 of these employees were in other positions. The Other Insurance segment also incurred $73.0 of lease termination and asset impairment charges related to office closure and consolidation decisions not within the control of the other segments affected.

In connection with the 2001 Plan, CNA accrued $189.0 of these restructuring and other related charges (the "2001 Plan Initial Accrual"). These charges include employee termination and related benefit costs, lease termination costs, impaired asset charges and other costs.

The following table summarizes the 2001 Plan Initial Accrual and the activity in that accrual during 2001:



                                                Employee
                                              Termination   Lease    Impaired
                                              and Related Termination  Asset    Other
                                             Benefit Costs  Costs     Charges   Costs     Total
------------------------------------------------------------------------------------------------

2001 Plan Initial Accrual                       $ 68.0      $ 56.0    $ 30.0   $ 35.0   $ 189.0
Cost that did not require cash                                                  (35.0)    (35.0)
Payments charged against liability                (2.0)                                    (2.0)
------------------------------------------------------------------------------------------------

Accrued costs                                   $ 66.0      $ 56.0    $ 30.0            $ 152.0
================================================================================================

Additionally, at December 31, 2000, an accrual of $7.0 for lease termination costs remained related to the August 1998 restructuring ("1998 Plan"). Approximately $6.0 of these costs were paid in 2001, resulting in a remaining accrual of $1.0 at December 31, 2001. No restructuring and other related charges were incurred for the 1998 Plan during 2001 or 2000. Restructuring and other related charges for the 1998 Plan amounted to $83.0 in 1999.

Note 14. Benefit Plans

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

In 2000, CNA recorded pretax curtailment charges of approximately $13.0 related to employee's elections regarding participation in a defined benefit pension plan. This change resulted in a reduction of the pension benefit obligation of $37.0.

In 1999, CNA recorded pretax curtailment and other related charges of approximately $8.0 related to the transfer of personal lines insurance business to Allstate as discussed in Note 12. This transaction resulted in a reduction of the pension and postretirement benefit obligations of $44.0 and $2.0, respectively.

In 1999, CNA amended certain plans to change, among other things, early retirement eligibility and the level of employer contributions. These actions resulted in a reduction in pension and postretirement benefit obligations of approximately $10.0 and $48.0, respectively.

The weighted average rates used in the actuarial assumptions were:


                                      Pension Benefits             Other Postretirement Benefits
                         ---------------------------------------   -----------------------------

Year Ended December 31          2001          2000          1999      2001   2000          1999
------------------------------------------------------------------------------------------------

Discount rate                    7.3%          7.5%  7.8% to 8.0%      7.3%   7.5%  7.8% to 8.0%
Expected return
 on plan assets          7.5% to 9.0%  7.8% to 8.0%  6.8% to 8.0%
Rate of compensation
 increase                5.3% to 5.8%  5.5% to 5.8%  5.5% to 5.7%
------------------------------------------------------------------------------------------------

Net periodic benefit cost components:


                                             Pension Benefits      Other Postretirement Benefits
                                       --------------------------  -----------------------------
Year Ended December 31                     2001      2000     1999       2001     2000     1999
------------------------------------------------------------------------------------------------

Service cost                            $  51.4   $  45.1   $ 79.6     $  9.5   $ 10.1   $ 14.8
Interest cost                             195.2     187.4    180.9       33.8     33.0     31.4
Expected return on plan assets           (194.5)   (172.2)  (145.3)
Amortization of unrecognized net asset       .5       5.6      5.6
Amortization of unrecognized
 net loss (gain)                            2.8       2.5     11.9       (2.7)    (4.4)    (3.4)
Amortization of unrecognized prior
 service cost                               7.6       7.7      9.9      (17.8)   (17.6)   (14.3)
Curtailment loss                            2.8      12.9      8.0
Special termination benefit                 1.7
------------------------------------------------------------------------------------------------
Net periodic benefit cost               $  67.5   $  89.0   $150.6     $ 22.8   $ 21.1   $ 28.5
================================================================================================

For measurement purposes, a trend rate for covered costs from 4.0% to 9.0% pre-65 and 11.0% post-65, was used. These trend rates are expected to decrease gradually to an ultimate rate of 4.0% to 5.0% at a rate of .5% per annum. The health care cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase (or decrease) in the assumed health care cost trend rate of 1% would increase (or decrease) the postretirement benefit obligation as of December 31, 2001 by $24.8 (or $22.9) and the total of service and interest cost components of net periodic postretirement benefit cost for 2001 by $1.9 (or $2.0).

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were $2,202.2, $1,938.3 and $1,951.7, respectively, at December 31, 2001 and $2,019.4, $1,788.4 and $1,779.4, respectively, at
December 31, 2000.

The following provides a reconciliation of benefit obligations:


                                                                                     Other
                                                              Pension            Postretirement
                                                              Benefits              Benefits
                                                      ------------------------------------------
                                                          2001         2000      2001      2000
------------------------------------------------------------------------------------------------

Change in benefit obligation:
Benefit obligation at January 1                       $ 2,668.2   $ 2,533.0   $ 458.6   $ 411.9
Service cost                                               51.4        45.1       9.5      10.1
Interest cost                                             195.2       187.4      33.8      33.0
Plan participants' contributions                                                  9.8       8.0
Amendments                                                              4.6       (.7)     (2.8)
Actuarial loss                                            156.1       108.2      43.3      38.6
Benefits paid from plan assets                           (185.6)     (173.1)    (43.5)    (40.2)
Curtailment                                                (1.3)      (37.0)     (7.0)
Special termination benefits                                1.7
------------------------------------------------------------------------------------------------
Benefit obligation at December 31                       2,885.7     2,668.2     503.8     458.6
------------------------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at January 1                  2,481.1     2,104.9
Actual return on plan assets                              213.6       310.4
Company contributions                                     214.5       238.9      33.7      32.2
Plan participants' contributions                                                  9.8       8.0
Benefits paid from plan assets                           (185.6)     (173.1)    (43.5)    (40.2)
------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31                2,723.6     2,481.1
------------------------------------------------------------------------------------------------

Benefit obligation over plan assets                      (162.1)     (187.1)   (503.8)   (458.6)
Unrecognized net actuarial loss (gain)                    319.7       188.6      33.6      (5.5)
Unrecognized prior service cost (benefit)                  42.1        50.7    (105.7)   (126.3)
Unrecognized net obligation                                              .4
------------------------------------------------------------------------------------------------
Accrued benefit cost                                   $  199.7     $  52.6   $(575.9)  $(590.4)
================================================================================================

Amounts recognized in the Consolidated
 Balance Sheets consist of:
Prepaid benefit cost                                   $  278.4     $ 147.0
Accrued benefit liability                                (104.0)     (100.6) $ (575.9)  $(590.4)
Intangible asset                                             .2          .2
Accumulated other comprehensive income                     25.1         6.0
------------------------------------------------------------------------------------------------
Net amount recognized                                  $  199.7     $  52.6  $ (575.9)  $(590.4)
================================================================================================

Savings Plans - The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees' contributions. The contributions by the Company and its subsidiaries to these plans amounted to $67.2, $61.6 and $39.6 for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock Option Plans - In 2000, shareholders approved the Loews Corporation 2000 Stock Option Plan (the "Plan"). The aggregate number of shares of Common Stock for which options may be granted under the Plan is 2,000,000; and the maximum number of shares of Common Stock with respect to which options may be granted to any individual in any calendar year is 400,000. The exercise price per share may not be less than the fair market value of the Common Stock on the date of grant. Generally, options vest ratably over a four-year period and expire in ten years. The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense is recognized when the exercise prices of options equals the fair value (market price) of the underlying stock on the date of grant.

A summary of the Company's stock option transactions follows:


                                                           2001                    2000
                                                   ---------------------------------------------

                                                                Weighted                Weighted
                                                                 Average                 Average
                                                   Number of    Exercise   Number of    Exercise
                                                     Shares       Price      Shares      Price
------------------------------------------------------------------------------------------------

Options outstanding, January 1                       264,000     $30.140
   Granted                                           284,800      46.918    264,000     $30.140
   Exercised                                         (11,900)     30.140
   Canceled                                           (1,200)     55.860
------------------------------------------------------------               ---------

Options outstanding, December 31                     535,700     $39.002    264,000     $30.140
================================================================================================

Options exercisable, December 31                      66,850     $32.776
================================================================================================

Shares available for grant, December 31            1,452,400               1,736,000
================================================================================================

The following table summarizes information about the Company's stock options outstanding at December 31, 2001:


                                        Options Outstanding              Options Exercisable
                             ------------------------------------     -------------------------
                                             Weighted
                                 Number       Average    Weighted        Number        Weighted
                             Outstanding at  Remaining   Average      Exercisable at   Average
                               December 31, Contractual  Exercise      December 31,    Exercise
Range of exercise prices          2001          Life      Price           2001          Price
-----------------------------------------------------------------------------------------------

$30.14                          252,100         7.9      $30.140         58,750        $30.140
$46.705                         270,600         8.9       46.705          2,100         46.705
$45.14 - $63.42                  13,000         9.0       50.526          6,000         53.716

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's Consolidated Statements of Operations, because APB No. 25 specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date. Several of the Company's subsidiaries also maintain their own stock option plans. The pro forma effect of applying SFAS No. 123 includes the Company's share of expense related to the subsidiaries' plans as well. The Company's pro forma net
(loss) income for the years ended December 31, 2001 and 2000, was $(591.5) and $1,875.2 or $(3.03) and $9.44 per share, respectively.

The fair value of granted options was estimated at the grant date using the Black-Scholes option pricing model. The weighted average fair value per share of options granted during 2001 and 2000 was $16.90 and $10.73, respectively. The following weighted average assumptions were used for the years ended December 31, 2001 and 2000: risk free interest rate of 5.3% and 6.7%; expected dividend yield of 1.1% and 1.6%; expected option life of 5 years; and expected stock price volatility of 35.2% and 33.4%, respectively.

Note 15. Reinsurance

CNA assumes and cedes reinsurance with other insurers and reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA's retained amount varies by type of coverage. Generally, property risks are reinsured on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk. CNA's life reinsurance includes utilization of coinsurance, yearly renewable term and facultative programs. A majority of the reinsurance utilized by CNA's life insurance operations relates to term life insurance policies. Term life insurance policies issued from 1994 onward are generally ceded at 60% to 90% of the face value from first dollar. Universal Life policies issued from 1998 onward are generally ceded at 75% of the face value from first dollar.

CNA's overall reinsurance program includes certain property-casualty contracts, such as the corporate aggregate treaties discussed in more detail later in this section, that are entered into and accounted for on a "funds withheld" basis. Under these contracts, CNA records a funds withheld liability, which is included in reinsurance balances payable for substantially all of the ceded premiums. These reinsurance contracts require CNA to increase the funds withheld balance at stated interest crediting rates. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA's retention under the reinsurance contract. If the funds withheld liability is exhausted, additional claim payments are recoverable from the reinsurer.

Interest cost on these contracts, which is included in other net investment income, was $241.0, $87.0 and $22.0 in 2001, 2000 and 1999. The amount subject to interest crediting rates on such contracts was $2,724.0 and $522.0 at December 31, 2001 and 2000.

The ceding of insurance does not discharge the primary liability of CNA. Therefore, a credit exposure exists with respect to property, liability and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance agreements.

Amounts receivable from reinsurers were $13,823.4 and $9,397.3 at December 31, 2001 and 2000. Of these amounts, $838.0 and $821.0 were billed to reinsurers as of December 31, 2001 and 2000, as reinsurance contracts generally require payment of claims by the ceding company before the amount can be billed to the reinsurer. The remaining receivable relates to the estimated case and IBNR reserves and future policyholder benefits ceded under reinsurance contracts.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $3,677.0 and $1,566.0 at December 31, 2001 and 2000. The allowance for doubtful accounts related to reinsurance receivables was $170.0 and $179.0 at December 31, 2001 and 2000.

CNA's largest recoverables from a single reinsurer, including prepaid reinsurance premiums, were approximately $1,487.0, $1,374.0, $889.0 and $463.0 at December 31, 2001 from Hannover Reinsurance (Ireland) Ltd., Allstate Insurance Corporation, American Reinsurance Company, and European Reinsurance Company of Zurich.

Insurance claims and policyholders' benefits reported in the Consolidated Statements of Operations are net of reinsurance recoveries of $7,288.0, $4,863.0 and $3,224.0 for the years ended December 31, 2001, 2000 and 1999.

Life premiums are primarily from long duration contracts, and property-casualty premiums and accident and health premiums are primarily from short duration contracts.

The effects of reinsurance on earned premiums are as follows:


                                                    Direct     Assumed      Ceded         Net
------------------------------------------------------------------------------------------------

Year Ended December 31, 2001

Property-casualty                                 $ 8,708.0    $1,228.0    $4,983.0   $ 4,953.0
Accident and health                                 3,644.0       176.0       136.0     3,684.0
Life                                                1,256.0       217.0       745.0       728.0
------------------------------------------------------------------------------------------------
Total                                             $13,608.0    $1,621.0    $5,864.0   $ 9,365.0
================================================================================================

Year Ended December 31, 2000

Property-casualty                                 $ 8,389.0    $1,955.0    $3,421.0   $ 6,923.0
Accident and health                                 3,644.0       484.0       487.0     3,641.0
Life                                                1,227.0       220.0       537.0       910.0
------------------------------------------------------------------------------------------------
Total                                             $13,260.0    $2,659.0    $4,445.0   $11,474.0
================================================================================================

Year Ended December 31, 1999

Property-casualty                                 $ 9,158.0    $1,816.0    $2,199.0   $ 8,775.0
Accident and health                                 3,730.0       198.0       397.0     3,531.0
Life                                                1,174.0       222.0       420.0       976.0
------------------------------------------------------------------------------------------------
Total                                             $14,062.0    $2,236.0    $3,016.0   $13,282.0
================================================================================================

In 1999, CNA entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property-casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, "losses") ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 of ceded losses with an aggregate limit of $1,000.0 of ceded losses for the three-year period. The ceded premiums are a percentage of ceded losses and for each $500.0 of limit the ceded premium is $230.0. The second section of the Aggregate Cover, which is only available for accident year 2001, provides additional coverage of up to $510.0 of ceded losses for a maximum ceded premium of $310.0. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8.0% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.3% per annum.

The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the WTC event, the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded during 2001, the $500.0 limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500.0 of limit on accident years 2000 and 2001 under the first section.

The impact of the Aggregate Cover for the year ended December 31, 2001 was as follows:


Ceded earned premiums                                                $ (543.0)
Ceded claim and claim adjustment expenses                             1,010.0
Interest charges                                                        (81.0)
------------------------------------------------------------------------------
Pretax benefit on operating results                                  $  386.0
==============================================================================

In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company Pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 of ceded losses. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds.

The impact of the CCC Cover for the year ended December 31, 2001 was as follows:


Ceded earned premiums                                                 $(260.0)
Ceded claim and claim adjustment expenses                               470.0
Interest charges                                                        (20.0)
------------------------------------------------------------------------------
Pretax benefit on operating results                                   $ 190.0
==============================================================================

Note 16. Quarterly Financial Data (Unaudited)


2001 Quarter Ended                                 Dec. 31    Sept. 30      June 30    March 31
------------------------------------------------------------------------------------------------

Total revenues                                    $5,153.8    $4,840.9    $ 4,318.5    $5,104.0
Income (loss) before cumulative effect
 of changes in accounting principles                 188.1       165.7     (1,415.2)      525.6
Per share                                              .98         .85        (7.18)       2.67
Net income (loss)                                    188.1       165.7     (1,415.2)      472.3
Per share                                              .98         .85        (7.18)       2.40

2000 Quarter Ended                                 Dec. 31    Sept. 30      June 30    March 31
------------------------------------------------------------------------------------------------

Total revenues                                    $5,524.2    $5,757.3    $ 5,314.0    $4,655.7
Net income                                           502.9       679.6        510.6       183.6
Per share                                             2.55        3.45         2.59         .90
------------------------------------------------------------------------------------------------

Note 17.	Legal Proceedings and Contingent Liabilities

INSURANCE RELATED

Tobacco Litigation - Four CNA insurance subsidiaries are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. ("Liggett"). The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in the Delaware Superior Court, New Castle County, on January 26, 2000. The lawsuit, which involves numerous insurers, concerns coverage issues relating to over 1,000 tobacco-related claims asserted against Liggett over the past 20 years. However, Liggett only began submitting claims for coverage under the policies in January 2000. The trial court granted the CNA insurance subsidiaries' summary judgment motions asserting that they have no duty to defend or to indemnify as to a number of representative lawsuits. The Delaware Supreme Court has accepted an appeal of these rulings. CNA believes its coverage defenses are strong; and therefore, based on facts and circumstances currently known, management believes that the ultimate outcome of the pending litigation will not materially affect the results of operations and/or financial position of CNA.

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

CNA has determined that a small portion of the premiums assumed under the IGI Program related to United States workers' compensation "carve-out" business. CNA is aware that a number of reinsurers with workers' compensation carve-out insurance exposure have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA's liability will also be reduced. Moreover, based on information known at this time, CNA reasonably believes it has strong grounds for avoiding a substantial portion of its United States workers' compensation carve-out exposure through legal action.

As noted, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program. CNA believes it has valid and enforceable reinsurance contracts with the AAHRU Facility and other reinsurers with respect to the IGI Program, including the United States workers' compensation carve-out business. However, certain reinsurers dispute their liabilities to CNA, and CNA has commenced arbitration proceedings against such reinsurers.

CNA has established reserves for its estimated exposure under the program and an estimate for recoverables from retrocessionaires.

CNA is pursuing a number of loss mitigation strategies. Although the results of these various actions to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such reserve additions will be material to the equity of CNA.

Other Contingencies

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2001 there were approximately $270.0 of outstanding letters of credit.

CNA has committed approximately $152.0 to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships.

CNA has a commitment to purchase a $100.0 floating rate note issued by the Californian Earthquake Authority in the event California earthquake related insurance losses exceed $4,900.0 prior to December 31, 2002.

CNA has entered into a limited number of guaranteed payment contracts primarily relating to telecommunication services amounting to approximately $41.0. Estimated future minimum purchases under these contracts are as follows: $14.0 in 2002; $14.0 in 2003; $10.0 in 2004; and $3.0 in 2005.

TOBACCO RELATED

Approximately 4,675 product liability cases are pending against cigarette manufacturers in the United States; Lorillard is a defendant in approximately 4,275 of these cases. Lawsuits continue to be filed against Lorillard and other manufacturers of tobacco products. Some of the lawsuits also name the Company as a defendant. Among the 4,675 product liability cases, approximately 1,250 cases are pending in a West Virginia court. Another group of approximately 2,835 cases has been brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits and is a defendant in most of the cases pending in West Virginia.

Excluding the flight attendant and West Virginia suits, approximately 575 product liability cases are pending against U.S. cigarette manufacturers. Of these 575 cases, Lorillard is a defendant in approximately 275 cases. The Company is a defendant in approximately 45 of these actions, although it has not received service of process in approximately 10 of them.

Tobacco litigation includes various types of claims. In these actions, plaintiffs claim substantial compensatory, statutory and punitive damages, as well as equitable and injunctive relief, in amounts ranging into the billions of dollars. These claims are based on a number of legal theories including, among other theories, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability (including claims asserted under the Racketeering Influenced and Corrupt Organizations Act), civil conspiracy, intentional infliction of harm, violation of consumer protection statutes, violation of antitrust statutes, and failure to warn of the harmful and/or addictive nature of tobacco products.

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

In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending more than 40 years ago. These cases are generally referred to as "filter cases." Approximately 30 filter cases are pending against Lorillard.

SIGNIFICANT RECENT DEVELOPMENTS - During December of 2001, the Florida Third District Court of Appeal denied defendants' motion for rehearing, for rehearing en banc, and for certification to the Florida Supreme Court of a ruling by the trial court from October of 2000 in the product liability litigation relating to present or former flight attendants. The October of 2000 decision may be construed to hold that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. During January of 2002, the defendants, which include Lorillard, filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in order to seek review of the trial court's October of 2000 ruling and the orders by the Florida Third District Court of Appeal that affirmed the October of 2000 decision.

During November of 2001, a jury in the Circuit Court of Ohio County, West Virginia returned a verdict in favor of the defendants, including Lorillard, in the case of Blankenship v. American Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997), a class action case. The court has denied plaintiffs' motion for new trial. The time for plaintiffs to appeal has not expired.

During November of 2001, the California Court of Appeal, First Appellate District, affirmed the trial court's final judgment in favor of the plaintiff in the case of Henley v. Philip Morris Inc., a conventional product liability case. During 1999, a jury in the Superior Court of California, San Francisco County, found in favor of plaintiff at trial and awarded her $1.5 in actual damages and $50.0 in punitive damages. The trial court subsequently reduced the punitive damages award to $25.0. Philip Morris has filed a petition for review with the California Supreme Court. The California Supreme Court has accepted the case for review. Neither the Company nor Lorillard is a defendant in this matter.

On October 5, 2001, a jury returned a verdict in favor of the defendants in Tompkin v. The American Tobacco Company, et al., a conventional product liability case in the United States District Court for the Northern District of Ohio. Lorillard was a defendant in the case. The court has denied plaintiff's motion for new trial and entered final judgment in favor of the defendants. Plaintiff has noticed an appeal from the judgment to the U.S. Court of Appeals for the Sixth Circuit.

On June 6, 2001, a jury awarded $5.5 in compensatory damages and $3,000.0 in punitive damages to the plaintiff in Boeken v. Philip Morris, Inc., a conventional product liability case in the Superior Court of Los Angeles County, California. The court ruled that it would grant in part Philip Morris's motion for a new trial and hold a new trial limited to plaintiff's punitive damages claim if plaintiff did not consent to a reduction of the award to $100.0. Plaintiff accepted the reduced award and the trial court entered an amended judgment awarding plaintiff $100.0 in punitive damages. Philip Morris has noticed an appeal from the amended judgment to the California Court of Appeals. Neither the Company nor Lorillard was a defendant in this matter.

On June 4, 2001, the jury in the case of Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al., a health plan reimbursement case pending in the U.S. District Court for the Eastern District of New York, returned a verdict awarding damages against the defendants, including Lorillard. In this trial, the jury heard evidence as to the claims of only one of the plan plaintiffs, Empire Blue Cross and Blue Shield, referred to as Empire. In its June 4, 2001 verdict, the jury found in favor of the defendants on some of Empire's claims, one of which findings precluded the jury from considering Empire's claims for punitive damages. The jury found in favor of Empire on certain other of plaintiff's claims. As a result of these findings, Empire is entitled to an award of approximately $17.8 in total actual damages, including approximately $1.5 attributable to Lorillard. The court denied plaintiff's post-verdict application for trebling of the damages awarded by the jury. On November 1, 2001, the court entered a final judgment that reflects the jury's verdict. In the final judgment, Empire was awarded approximately $1.5 in actual damages and approximately fifty-five thousand dollars in pre-judgment interest for a total award against Lorillard of approximately $1.6. The defendants, including Lorillard, have noticed an appeal from the final judgment to the United States Court of Appeals for the Second Circuit. Plaintiff's counsel has sought an award of $39.0 in attorneys' fees. This matter also is a part of the litigation described under the heading "Eastern District of New York Litigation" discussed below.

SETTLEMENT OF STATE REIMBURSEMENT CASES - On November 23, 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company, the "Original Participating Manufacturers," entered into a Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands to settle the asserted and unasserted health care cost recovery and certain other claims of those states. These settling entities are generally referred to as the "Settling States." The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota, which together with the Master Settlement Agreement are generally referred to as the "State Settlement Agreements."

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by Lorillard and the other participating manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

The State Settlement Agreements also include provisions relating to significant advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to tobacco control and underage use laws, and other provisions.

In addition, as part of the Master Settlement Agreement, the Original Participating Manufacturers committed to work cooperatively with the tobacco growing community to address concerns about the potential adverse economic impact on that community. On January 21, 1999, the Original Participating Manufacturers reached an agreement to establish a $5,150.0 trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris paid more than its market share in 1999 but will have its payment obligations reduced in 2009 and 2010 to make up for the overpayment. Of the total $5,150.0, a total of $989.0 was paid in 1999, 2000 and 2001, $79.9 of which was paid by Lorillard. Lorillard believes its remaining payments under the agreement will total approximately $435.0. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of new increases in state or federal excise taxes on tobacco products that benefit the tobacco growing community.

Lorillard believes that the State Settlement Agreements will materially adversely affect its cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in U.S. cigarette sales in the premium price and discount price segments, Lorillard's share of the domestic premium price and discount price cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to significant payment obligations under the State Settlement Agreements. Almost all domestic manufacturers have agreed to become subject to the terms of the Master Settlement Agreement.

Lorillard recorded pretax charges of $1,140.4, $1,076.5 and $1,065.8 for the years ended December 31, 2001, 2000 and 1999, respectively, to account for its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

CONVENTIONAL PRODUCT LIABILITY CASES - Conventional product liability cases are cases in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, due to use of smokeless tobacco products, or due to cigarette or nicotine dependence or addiction. Plaintiffs in most conventional product liability cases seek unspecified amounts in compensatory damages and punitive damages. Lorillard is a defendant in approximately 1,300 of these cases. This total includes approximately 1,150 cases pending in West Virginia that are part of a consolidated proceeding. Additional cases are pending against other cigarette manufacturers. The Company is a defendant in seven of the cases filed by individuals, although four of the cases have not been served on the Company. The Company is not a defendant in any of the conventional product liability cases pending in West Virginia.

Since January 1, 2000, 13 cases filed by individual plaintiffs have been tried. Lorillard was a defendant in three of the 13 cases, and juries returned verdicts in favor of the defendants in each of these three matters. The Company was not a defendant in any of the 13 conventional product liability cases tried since January 1, 2000. Trial is proceeding in one matter filed by individuals. Neither Lorillard nor the Company were defendants in this matter.

Lorillard was not a defendant in ten of the individual cases tried since January 1, 2000. Juries have returned verdicts in favor of the defendants in four of the cases. In a fifth case, a court granted the defendant's motion for directed verdict. Five cases have been decided in plaintiffs' favor. Due to various factors, including the filing of appeals, plaintiffs have not been able to execute on any of the judgments reflecting the adverse verdicts. In a 2002 case, a Kansas jury awarded a plaintiff $0.2 in actual damages and found that plaintiff had presented evidence that entitles him to recover an award for punitive damages. The determination of the punitive damages award will be decided by the court at a later date. No challenges to this verdict have been filed to date. In 2001, a Florida jury awarded a plaintiff $0.17 in actual damages but declined to award punitive damages. The court has not ruled to date on the defendant's post-trial motions. During 2001, a California jury awarded a plaintiff approximately $5.5 in actual damages and $3,000.0 in punitive damages, although the court subsequently reduced the punitive damages award to $100.0. The defendant has noticed an appeal from the final judgment. During 2000, a California jury awarded plaintiffs $21.5. The defendants have noticed an appeal from the final judgment. During 2000, a Florida jury awarded a plaintiff $0.2 in actual damages but it declined to award punitive damages. The trial court subsequently granted the defendant's post-trial motion and entered a final judgment in favor of the defendant. The plaintiff has noticed an appeal.

Appeals also are pending in two cases in which adverse verdicts were returned prior to January 1, 2000. Neither Lorillard nor the Company are defendants in either of these matters. In one of these matters, the California Supreme Court issued a ruling during January of 2002 that accepted for review the defendant's appeal from a 1999 judgment by a California court that reflects an award to a plaintiff of $26.5. The California Court of Appeal, in rulings issued during 2001, affirmed this judgment and subsequently denied the defendant's motion for rehearing. In the second of these matters, the Oregon Court of Appeals, during October of 2001, took under advisement the appeal from the judgment reflecting an award to an Oregon plaintiff of $32.8.

During 2001, another cigarette manufacturer, Brown & Williamson Tobacco Corporation, paid $1.1 in damages and interest to a former smoker and his spouse for injuries incurred as a result of smoking. Carter v. Brown & Williamson Tobacco Corporation (Circuit Court, Duval County, Florida, filed February 10, 1995). In the 1996 trial of that case, the jury awarded plaintiffs a total of $0.8 in damages. Plaintiffs did not seek punitive damages. In 1998, the Florida Court of Appeal reversed the judgment, holding that plaintiffs' claims were barred by the statute of limitations. The Florida Supreme Court, however, reinstated the jury's damages award during 2000 and denied Brown & Williamson's motion for rehearing during 2001. Brown & Williamson's motion to stay the mandate pending the resolution of its petition for writ of certiorari to the U.S. Supreme Court was denied. Brown & Williamson therefore paid approximately $1.1 in damages and interest to the plaintiffs during 2001. Brown & Williamson subsequently filed a petition for writ of certiorari with the U.S. Supreme Court. On June 29, 2001, the U.S. Supreme Court declined to accept for review the petition for writ of certiorari. Lorillard was not a defendant in this matter.

Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during 2002 and beyond. These trials include a consolidated trial of the cases brought by approximately 1,250 West Virginia smokers or users of smokeless tobacco products that is scheduled to begin during September of 2002. Lorillard is a defendant in some of the cases set for trial, including the consolidated West Virginia trial. The trial dates are subject to change.

The California Supreme Court is reviewing decisions by the California Court of Appeals as to whether a California statute bars claims against cigarette manufacturers if the claims accrued between 1988 and 1998. The California Attorney General has filed an amicus brief with the Supreme Court that supports the position of the plaintiffs in these suits.

Flight Attendant Cases - There are approximately 2,835 cases pending in the Circuit Court of Dade County, Florida against Lorillard and three other U.S. cigarette manufacturers in which the plaintiffs are present or former flight attendants, or the estates of deceased flight attendants, who allege injury as a result of exposure to environmental tobacco smoke in aircraft cabins. The Company is not a defendant in any of the flight attendant cases.

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

During October of 2000, the Circuit Court of Dade County, Florida entered an order that may be construed to hold that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. It is not clear how the trial judges will apply this order. The Florida Third District Court of Appeal dismissed as premature defendants' appeal from the October of 2000 decision. The Court of Appeal denied defendants' motion for rehearing and for rehearing en banc or, in the alternative, for certification of the October of 2000 ruling to the Florida Supreme Court. During January of 2002, the defendants, which include Lorillard, filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in order to seek review of the trial court's

October of 2000 ruling and the orders by the Florida Third District Court of Appeal that affirmed the October of 2000 decision.

Trial has been held in one of the flight attendant cases. On April 5, 2001, a jury in the Circuit Court of Dade County, Florida returned a verdict in favor of Lorillard and the other defendants in the case of Fontana v. Philip Morris Incorporated, et al. The court has entered final judgment in favor of the defendants and has denied plaintiff's post-trial motions. Plaintiff has noticed an appeal to the Florida Third District Court of Appeal.

Additional flight attendant cases are set for trial. Approximately 15 such cases are scheduled for trial between April and October of 2002.

CLASS ACTION CASES - Certain cases have been filed against cigarette manufacturers, including Lorillard, in which plaintiffs purport to seek class certification on behalf of groups of cigarette smokers. Lorillard is a defendant in approximately 25 of these cases, six of which also name the Company as a defendant. Two cases that name both the Company and Lorillard as defendants have not been served on any of the parties. Neither Lorillard nor the Company are defendants in approximately 20 additional class action cases pending against other cigarette manufacturers, many of which assert claims on behalf of smokers of "light" cigarettes. As discussed under "Significant Recent Developments," a verdict was returned in favor of defendants in one of those matters, Blankenship v. American Tobacco Company, et al. during November of 2001. Trial proceedings are underway in the case of Scott v. The American Tobacco Company, et al. The remaining cases that are pending before trial courts are in the pre-trial, discovery stage. Most of the suits in which Lorillard or the Company were defendants seek class certification on behalf of residents of the states in which the purported class action cases have been filed, although some suits seek class certification on behalf of residents of multiple states. Plaintiffs in all but two of the purported class action cases seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. In one of the two remaining purported class action cases, plaintiffs seek class certification on behalf of individuals who paid insurance premiums. Plaintiffs in the other remaining suit seek class certification on behalf of U.S. residents under the age of 22 who purchased cigarettes as minors and who do not have personal injury claims. Plaintiffs in a few of the reimbursement cases, which are discussed below, also seek certification of such cases as class actions.

Various courts have ruled on motions for class certification in smoking and health-related cases. In 12 state court cases, which were pending in five states and the District of Columbia, courts have denied plaintiffs' class certification motions. In another 15 cases, cigarette manufacturers have defeated motions for class certification before either federal trial courts or courts of appeal from cases pending in 13 states and the Commonwealth of Puerto Rico. The denial of class certification in a New York federal court case, however, was due to the court's interest in preserving judicial resources for a potentially broader class certification ruling in In re Simon
(II) Litigation, which is discussed below. In six cases in which Lorillard is a defendant, plaintiffs' motions for class certification have been granted and appeals either have been rejected at the interlocutory stage, or, in one case, plaintiffs' claims were resolved through a settlement agreement. These six cases are Broin (which is the matter concluded by a settlement agreement and discussed under "Conventional Product Liability Cases -- Flight Attendant Cases"), Engle, Blankenship, Scott, Daniels and Brown. In addition to these six cases, motions for class certification have been granted in as many as five of the "light" cigarette cases. Neither Lorillard nor the Company are defendants in these matters.


Theories of liability asserted in the purported class action cases include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in some of the purported class action cases are represented by a well-funded and coordinated consortium of law firms throughout the United States.

The Engle Case - Trial began during July of 1998 in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). The trial court, as amended by the Florida Court of Appeal, granted class certification on behalf of Florida residents and citizens, and survivors of such individuals, who have been injured or have died from medical conditions allegedly caused by their addiction to cigarettes containing nicotine.

The case is being tried in three phases. The first phase began during July of 1998 and involved consideration of certain issues claimed to be common to the members of the class and their asserted causes of action.

On July 7, 1999, the jury returned a verdict against defendants, including Lorillard, at the conclusion of the first phase. The jury found, among other things, that cigarette smoking is addictive and causes lung cancer and a variety of other diseases, that the defendants concealed information about the health risks of smoking, and that defendants' conduct rose to a level that would permit a potential award or entitlement to punitive damages. The verdict permitted the trial to proceed to a second phase. The jury was not asked to award damages in the Phase One verdict.

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

On April 7, 2000, the jury found in favor of the three plaintiffs and awarded them a total of $12.5 in economic damages, pain and suffering damages and damages for loss of consortium. After awarding damages to one of the three plaintiffs, the jury appeared to find that his claims were barred by the statute of limitations. The final judgment entered by the trial court on November 6, 2000 reflected the damages award, and held that only a portion of this plaintiff's claims were barred by the statute of limitations.

The second part of Phase Two of the trial began on May 22, 2000 and was heard by the same jury that heard the trial's prior phases and considered evidence as to the punitive damages to be awarded to the class. On July 14, 2000, the jury awarded approximately $145,000.0 in punitive damages against all defendants, including $16,250.0 against Lorillard.

On November 6, 2000, the Circuit Court of Dade County, Florida, entered a final judgment in favor of the plaintiffs. The judgment also provides that the jury's awards bear interest at the rate of 10% per year. The court's final judgment denied various of defendants' post-trial motions, which included a motion for new trial and a motion seeking reduction of the punitive damages award. Lorillard has noticed an appeal from the final judgment to the Florida Third District Court of Appeal and has posted its appellate bond in the amount of $100.0 pursuant to Florida legislation enacted in May of 2000 limiting the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, during May of 2001, Lorillard and two other defendants jointly contributed a total of $709.0 to a fund (held for the benefit of the Engle plaintiffs) that will not be recoverable by them even if challenges to the judgment are resolved in favor of the defendants. As a result, the class has agreed to a stay of execution, referred to as the Engle agreement, on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court. Lorillard contributed a total of $200.0 to this fund, which included the $100.0 that was posted as collateral for its appellate bond. Accordingly, Lorillard has recorded a pretax charge of $200.0 in the year ended December 31, 2001.

In the event that Lorillard, Inc.'s balance sheet net worth falls below $921.2 (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle agreement would terminate and the class would be free to challenge the Florida legislation.

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

Now that the jury has awarded punitive damages and final judgment has been entered, Lorillard believes that it is unclear how the Punitive Damages Order will be implemented. The Punitive Damages Order provides that the lump-sum punitive damages amount, if any, will be allocated equally to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damages amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The Punitive Damages Order does not address whether defendants would be required to pay the punitive damages award, if any, prior to a determination of claims of all class members, which is Phase Three of the trial plan, a process that could take years to conclude. The final judgment entered by the court on November 6, 2000 directs that the amounts awarded by the jury are to be paid immediately. Phase Three would address potentially hundreds of thousands of other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

Lorillard has been named in six separate lawsuits that are pending in the Florida courts in which the plaintiffs claim that they are members of the Engle class, that all liability issues associated with their claims were resolved in the earlier phases of the Engle proceedings, and that trials on their claims should proceed immediately. Lorillard is opposing trials of these actions on the grounds that they should be considered during Phase Three of the Engle case and should be stayed while the Engle appeal is proceeding.

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

Other Class Action Cases - On November 14, 2001, a jury in the Circuit Court of Ohio County, West Virginia returned a verdict in favor of the defendants, including Lorillard, in the case of Blankenship v. American Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997). The court has denied plaintiffs' motion for new trial. The time for plaintiffs to appeal has not expired. During 2000, the court granted plaintiffs' motion for class certification.

The court ruled that the class consisted of West Virginia residents who were cigarette smokers on or after January 31, 1995; who had a minimum of a five pack-year smoking history as of December 4, 2000; who had not been diagnosed with certain medical conditions; and who had not received health care funded by the State of West Virginia. The West Virginia Supreme Court of Appeals declined to review defendants' petition for a writ of prohibition against the class certification ruling. Plaintiffs sought the creation of a fund, the purpose of which would be to pay for class members to receive medical monitoring for chronic obstructive pulmonary disease, emphysema and lung cancer. Lorillard was a defendant in the case.

Jury selection began during June of 2001 in the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). A twelve-member jury and ten alternate jurors were selected, but the Louisiana Court of Appeals and the Louisiana Court of Appeals, in response to writ applications initiated by the defendants, excused a total of nine jurors or alternate jurors. The Supreme Court directed the trial court to re-open the jury selection process in order to select additional jurors. In their writ applications, defendants contended that several selected jurors had family members who were potential members of the class certified by the trial court, and that the selected jury was biased against the defendants. Nine new alternate jurors were selected by the court in proceedings that concluded during December of 2001. Defendants subsequently filed an application for supervisory writ with the Fourth District of Louisiana Court of Appeals regarding errors in the jury selection process. Defendants contend that some of the newly selected alternate jurors have family members that could benefit from an award to the class certified by the court, and that these jurors have indicated that they want their family members to receive the relief plaintiffs are requesting. The court has not announced when the jury as finally constituted would begin hearing evidence in the trial. The trial court has certified a class comprised of residents of the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages. Lorillard is a defendant in the case.

During December of 2000, the Superior Court of San Diego County, California issued an order in the case of Daniels v. Philip Morris, Incorporated, et al. that granted plaintiffs' motion for class certification on behalf of California residents who, while minors, smoked at least one cigarette between April 1994 and December 31, 1999. Trial in this matter is scheduled to begin during July of 2002. Lorillard is a defendant in the case.

During April of 2001, the Superior Court of San Diego County, California in the case of Brown v. The American Tobacco Company, Inc., et al., granted in part plaintiff's motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes during the applicable time period and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that defendants violated California Business and Professions Code sections 17200 and 17500. The court subsequently defined the applicable class period for plaintiff's claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. Trial is scheduled to begin during October of 2002. Lorillard is a defendant in the case.

REIMBURSEMENT CASES - In addition to the cases settled by the State Settlement Agreements described above, approximately 50 other suits are pending, comprised of cases brought by the U.S. federal government, county governments, city governments, unions, American Indian tribes, hospitals or hospital districts, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds allegedly expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including injunctive relief, indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in some of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in some of the cases seek medical monitoring. Lorillard is named as a defendant in all of the reimbursement cases except for a few of those filed in U.S. courts by foreign governments. The Company is named as a defendant in approximately 30 of the pending reimbursement cases, although it has not received service of four of these matters.

U.S. Federal Government Action - The U.S. federal government filed a reimbursement suit on September 22, 1999 in the U.S. District Court for the District of Columbia against Lorillard, other U.S. cigarette manufacturers, some parent companies and two trade associations. The Company is not a defendant in this action. Plaintiff asserted claims under the Medical Care Recovery Act, the Medicare as Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act. The government alleges in the complaint that it has incurred costs of more than $20,000.0 annually in providing health care costs under several federal programs, including Medicare, military and veterans' benefits programs, and the Federal Employee Health Benefits Program. The federal government seeks to recover an unspecified amount of health care costs, and various types of other relief, including disgorgement of profits, injunctive relief and declaratory relief that defendants are liable for the government's future costs of providing health care resulting from the defendants' alleged wrongful conduct.

During September of 2000, the court granted in part and denied in part defendants' motion to dismiss the complaint. The court dismissed plaintiff's claims asserted under the Medical Care Recovery Act as well as those under the Medicare as Secondary Payer provisions of the

Social Security Act. The court denied the motion as to plaintiff's claims under the Racketeering Influenced and Corrupt Organizations Act. Plaintiff sought modification of the trial court's order as it related to the dismissal of the Medical Care Recovery Act claim. In an amended complaint filed during February of 2001, plaintiff attempted to replead the Medicare as Secondary Payer claim. In a July of 2001 decision, the court reaffirmed its dismissal of the Medical Care Recovery Act claims. The court also dismissed plaintiff's reasserted claims under the Medicare as Secondary Payer Act. Trial in this matter is scheduled to begin during June of 2003. The court has denied a motion for intervention and a proposed complaint in intervention filed by the Cherokee Nation Tribe on behalf of a purported nationwide class of American Indian tribes.

In June of 2001, the government invited defendants in the lawsuit, including Lorillard, to meet to discuss the possibility of a settlement of the government's case. Lorillard participated in one such meeting and no further meetings are scheduled.

Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by 13 nations, 11 Brazilian states, 11 Brazilian cities and one Canadian province. Both the Company and Lorillard are named as defendants in most of the cases. The Company has not received service of process of the cases filed by two of the nations and by one of the Brazilian states. Four of the cases have been voluntarily dismissed. During 2001, a federal court of appeal affirmed orders dismissing three of the cases, and the U.S. Supreme Court denied plaintiffs' petitions for writ of certiorari. During 2001, a Florida court dismissed two of the suits, and the plaintiff in one of the two actions has noticed an appeal. In addition, Lorillard and the Company were dismissed from three suits that remain pending against other defendants.

In 1977, Lorillard sold substantially all of its trademarks outside of the United States and the international business associated with those brands. Performance by Lorillard of obligations under the 1977 agreement reflecting the sale was guaranteed by the Company. Lorillard and the Company have received notice from Brown & Williamson Tobacco Corporation, which claims to be a successor to the purchaser, that indemnity will be sought under certain indemnification provisions of the 1977 agreement with respect to suits brought by various of the foregoing foreign jurisdictions, and in certain cases brought in foreign countries by individuals concerning periods prior to June 1977 and during portions of 1978.

Reimbursement Cases by American Indian Tribes - American Indian tribes are the plaintiffs in four pending reimbursement suits. Most of these cases have been filed in tribal courts. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the pending tribal cases. One of the four cases is pending before a federal court of appeals following plaintiffs' appeal from an order that granted defendants' motion to dismiss the complaint. The remaining three cases are in the pre-trial, discovery stage.

Reimbursement Cases by Private Companies and Health Plans or Hospitals and Hospital Districts - As of March 1, 2002, one case was pending against cigarette manufacturers in which the plaintiff is a not-for-profit insurance company. Lorillard is a defendant in the pending case. The Company is not a defendant in this matter.

On June 4, 2001, trial concluded in the case of Blue Cross and Blue Shield of New Jersey as to certain of the claims asserted by one of the plan plaintiffs, Empire Blue Cross and Blue Shield. For a discussion of this case, see "Significant Recent Developments."

In addition, one case is pending in which the plaintiff is a group of Illinois hospital districts. Another suit filed by a group of New York hospitals or hospital districts was dismissed by the court during December of 2001, and the plaintiffs have noticed an appeal. Lorillard is named as a defendant in both such cases. The Company is not named as a defendant in either of the cases filed by hospitals or hospital districts. In one additional suit, a city governmental entity and several hospitals or hospital districts are plaintiffs. The Company is a defendant in this case.

Reimbursement Cases by Labor Unions - Seven reimbursement cases are pending in various federal or state courts in which the plaintiffs are labor unions, their trustees or their trust funds. Lorillard is a defendant in each of these suits. The Company is a defendant in two of the pending suits. Approximately 75 union cases have been dismissed in recent years. Some of these cases were dismissed voluntarily, while others were dismissed as a result of defendants' motions. Appeals were sought from some of these dismissal rulings and defendants have prevailed in each of these appeals. The Second, Third, Fifth, Seventh, Eighth, Ninth and Eleventh Circuit Courts of Appeal have found in favor of the defendants in each of the appeals from dismissal orders entered by the federal trial courts that were submitted to them, and the U.S. Supreme Court has denied petitions for writ of certiorari that sought review of some of these decisions. During 2001, an intermediate California court of appeal affirmed the final judgment entered in favor of the defendants in a union case pending in the state. The plaintiffs have sought review of the case by the California Supreme Court. In addition, the Circuit Court of Appeals for the District of Columbia entered a ruling in 2001 that reversed a decision by a district court refusing to dismiss a union case. Several cases pending in state courts also have been dismissed.

Eastern District Of New York Litigation - On April 18, 2000, a federal judge in the Eastern District of New York issued an order that consolidates, for settlement purposes only, ten pending cases involving Lorillard as well as other industry defendants. These cases include three contribution cases (Falise v. The American Tobacco Company, et al., H.K. Porter Company, Inc. v. The American Tobacco Company, Inc., et al. and Raymark Industries, Inc. v. The American Tobacco Company, Inc., et al.), two union cases (Bergeron, et al. v. Philip Morris, Inc., et al. and The National Asbestos Workers Medical Fund, et al. v. Philip Morris Incorporated, et al.), one private company case (Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip

Morris Incorporated, et al.), two smoking and health class actions that have been served on defendants (Decie v. The American Tobacco Company, Inc., et al. and Simon v. Philip Morris Incorporated, et al.), one smoking and health class action in which none of the defendants has received service of process (Ebert v. Philip Morris Incorporated, et al.) and one case that contains elements of both a smoking and health class action and a private citizen reimbursement case (Mason v. The American Tobacco Company, Inc., et al.). The Falise and H.K. Porter cases have been voluntarily dismissed. The judge's order invited the federal government to join in the settlement discussions. On July 31, 2000, the federal judge orally proposed the formation of a national punitive damages class action for the purposes of settlement. Pursuant to the judge's proposal, Lorillard entered into discussions with a committee of counsel representing a broad-based group of plaintiffs in an effort to arrive at a comprehensive settlement of all exemplary and punitive damage claims, including claims involved in the Engle class action in Florida described above. The parties were unable to reach an understanding and the negotiations were suspended in late 2000.

The federal judge directed that a combined suit be filed encompassing all of the claims pending before him that name cigarette manufacturers as defendants. This matter is styled In re Simon (II) Litigation (U.S. District Court, Eastern District, New York, filed September 6, 2000). The Company and Lorillard are defendants in this proceeding. In a November of 2000 ruling, the court stated that Simon II should be triable without appreciable delay should it be certified. During March of 2001, the court heard argument of plaintiffs' motion for class certification, plaintiffs' motion for appointment of class counsel, and defendants' motion to dismiss the complaint. During December of 2001, the plaintiffs proposed to the court that a test case comprising the claims of 15 individual plaintiffs be tried. Plaintiffs were directed to file a complaint during January of 2002 that asserts claims on behalf of a group of individuals. On January 31, 2002, a complaint on behalf of 13 individual smokers, or the estates of deceased smokers, was filed. Lorillard is named as a defendant in this suit. The Company is not named as a defendant. A trial date of this case has not been scheduled.

Trial was held in two of the matters during 2001. During January of 2001, the court declared a mistrial in the case of Falise v. The American Tobacco Company, et al., a contribution case. The plaintiffs, who were the trustees of the Johns Manville Trust, voluntarily dismissed the case during 2001 and relinquished their right to seek a re-trial. During June of 2001, a verdict was returned in the case of Blue Cross and Blue Shield of New Jersey (trial was limited to the claims of only one plan plaintiff), a reimbursement case described above. Following conclusion of the Blue Cross trial, the U.S. District Judge stayed the claims asserted in the suit by the other plan plaintiffs pending resolution of defendants' appeal. The U.S. District Judge also stayed several of the cases involving cigarette manufacturers pending before the judge.

CONTRIBUTION CLAIMS - In addition to the foregoing cases, approximately 15 cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action, although it has not received service of process in one of the cases. The Company is named as a defendant in three of the cases but has not received service of process in one of them. As noted under "Eastern District of New York Litigation," plaintiffs in the Falise case dismissed their suit against all defendants and gave up their right to file suit again in the future. The remaining cases are in the pre-trial, discovery stage.

FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than 40 years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 30 filter cases are pending in federal and state courts against Lorillard. In certain of these cases, the manufacturer and supplier of the filter material, Hollingsworth & Vose Company, also is a defendant. In addition, two matters are pending against Hollingsworth & Vose Company in which Lorillard is not a party. Lorillard has agreed to indemnify Hollingsworth & Vose Company with respect to these matters, including the two cases in which Lorillard is not named as a defendant. The Company is not a defendant in any of the pending filter cases. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages.

Trials have been held in 15 such cases. Five such trials have been held since January 1, 1999. Juries have returned verdicts in favor of Lorillard in 11 of the 15 trials. Four verdicts have been returned in plaintiffs' favor. In a 1995 trial, a California jury awarded plaintiffs approximately $1.2 in actual damages and approximately $0.7 in punitive damages. In a 1996 trial, another California jury awarded plaintiff approximately $0.1 in actual damages. In a 1999 trial, a Maryland jury awarded plaintiff approximately $2.2 in actual damages. In a 2000 trial, a California jury awarded plaintiffs $1.1 in actual damages and the case was settled prior to a determination of punitive damages.

TOBACCO-RELATED ANTITRUST CASES - Wholesalers and Direct Purchaser Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, were named as defendants in nine separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1993 in violation of the Sherman Act. These actions seek certification of a class including all domestic and international wholesalers similarly affected by such alleged conduct, and damages, injunctive relief and attorneys' fees. These actions were consolidated for pre-trial purposes in the U.S. District Court for the Northern District of Georgia. The Court has granted class certification for a four-year class (beginning in 1996 and ending in 2000) of domestic direct purchasers. In February 2002, Lorillard and the other defendants filed motions for summary judgment seeking to dismiss the actions in their entirety. The Company has been voluntarily dismissed without prejudice from all direct purchaser cases.

Indirect Purchaser Suits - Approximately 30 suits are pending in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. Two indirect purchaser suits, in Arizona and New York, have been dismissed in their entirety. While one court has granted plaintiffs motion to certify a class of consumers in one of these cases, another court has refused to do so, and other motions seeking class certification have been deferred by other courts pending resolution of the federal case discussed above. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). Lorillard is named as a defendant in a lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies are also presently named as defendants, and the plaintiffs have now added the major leaf buyers as defendants. This case was originally filed in U.S. District Court, District of Columbia, and transferred to a North Carolina federal court upon motion by the defendants. Plaintiffs seek certification of a class including all tobacco growers and quota holders (the licenses that a farmer must either own or rent to sell the crop), who sold tobacco or held quota under the federal tobacco leaf price support program since February of 1996. The plaintiffs' claims relate to the conduct of the companies in the purchase of tobacco through the auction system under the federal program. The suit seeks an unspecified amount of actual damages, trebled under the antitrust laws, and injunctive relief.

                               * * * *

Lorillard believes that it has valid defenses to the cases pending against it. Lorillard also believes it has valid bases for appeal of the adverse verdicts against it. To the extent the Company is a defendant in any of the lawsuits discussed above, the Company believes that it is not a proper defendant in these matters and has moved or will move for dismissal of such claims against it. Lorillard will continue to maintain a vigorous defense in all such litigation. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

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

Except for the impact of the State Settlement Agreements as described above, Lorillard is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

OTHER TOBACCO-RELATED LITIGATION

Cigarette Smuggling Litigation - Lorillard and other domestic cigarette manufacturers and their parent companies, including the Company, were named as defendants in cases filed in a Florida court by the Republic of Ecuador, the Republic of Honduras and the Republic of Belize. Plaintiffs alleged that the defendants evaded cigarette taxation by engaging in a scheme to smuggle cigarettes into each nation. Plaintiffs contended defendants sold cigarettes to distributors who in turn sold the cigarettes to smugglers. Plaintiffs seek unspecified amounts in actual damages, treble damages, punitive damages and equitable relief in each of the three suits. Lorillard and the Company received service of process in each of the three suits but amended complaints filed in each of the three cases during December of 2001 dropped claims against both Lorillard and the Company. While each of the three matters remains pending against other defendants, neither Lorillard nor the Company is a party to the actions.

Cigarette Advertising Suit - On June 28, 2001, the U.S. Supreme Court voided in large part a Massachusetts law that placed restrictions on cigarette advertising and promotional practices. The Court held that the Federal Cigarette Labeling and Advertising Act preempts many of Massachusetts' regulations governing outdoor and point-of-sale cigarette advertising. The Court also ruled that Massachusetts' outdoor and point-of-sale advertising regulations relating to smokeless tobacco and cigars violate the First Amendment and are unconstitutional. However, the Court held that the prohibition of self-service promotional displays relating to cigarettes, cigars and smokeless tobacco products is constitutional. Such regulations include those designed to prevent the sale of cigarettes to minors or to regulate conduct as it relates to the sale or use of cigarettes.

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

Diamond Offshore's business primarily consists of operating 45 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of December 31, 2001, 28 of these rigs were located in the Gulf of Mexico, 5 were located in Brazil and the remaining 12 were located in various foreign markets.

Bulova distributes and sells watches and clocks under the brand names of Bulova, Wittnauer, Caravelle and Accutron with substantially all of its sales in the United States and Canada. All watches and clocks are purchased from foreign suppliers.

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

The following tables set forth the Company's consolidated revenues, income and assets by business segment:


Year Ended December 31                                         2001          2000          1999
------------------------------------------------------------------------------------------------

Revenues (a):

CNA Financial:
 Property-Casualty                                       $  7,337.5    $  9,604.7    $  9,250.5
 Life                                                       1,959.9       1,701.0       1,577.8
 Group (b)                                                  3,688.4       3,949.4       3,747.3
 Other                                                        217.0         272.5       1,804.8
------------------------------------------------------------------------------------------------
Total CNA Financial                                        13,202.8      15,527.6      16,380.4
Lorillard                                                   4,528.5       4,342.4       4,064.5
Loews Hotels (c)                                              321.8         338.5         351.9
Diamond Offshore (d)                                          942.3         723.6         846.9
Bulova (e)                                                    146.1         160.1         138.7
Corporate                                                     275.7         159.0        (339.7)
------------------------------------------------------------------------------------------------
Total                                                     $19,417.2     $21,251.2     $21,442.7
================================================================================================

Year Ended December 31                                         2001          2000          1999
------------------------------------------------------------------------------------------------

(Loss) income before taxes and minority interest and cumulative effect of changes in accounting principles (a)(f):

CNA Financial:
 Property-Casualty                                        $(1,260.6)    $ 1,550.4     $   323.3
 Life                                                         287.6         285.8         178.0
 Group                                                         53.4         134.2         (10.1)
 Other                                                     (1,369.7)       (141.5)       (490.5)
------------------------------------------------------------------------------------------------
Total CNA Financial                                        (2,289.3)      1,828.9            .7
Lorillard                                                   1,104.3       1,223.9       1,079.6
Loews Hotels (c)                                               29.8          47.6         112.5
Diamond Offshore (d)                                          228.1         107.7         238.0
Bulova (e)                                                     17.8          27.1          20.8
Corporate                                                      96.2         (29.3)       (507.4)
------------------------------------------------------------------------------------------------
Total                                                     $  (813.1)    $ 3,205.9     $   944.2
================================================================================================

Net (loss) income (a)(f):

CNA Financial:
 Property-Casualty                                        $  (740.3)    $   898.3     $   206.4
 Life                                                         164.3         166.0          97.5
 Group                                                         34.7          78.8          (1.5)
 Other                                                       (825.2)        (75.1)       (259.2)
------------------------------------------------------------------------------------------------
Total CNA Financial                                        (1,366.5)      1,068.0          43.2
Lorillard                                                     672.2         753.9         651.9
Loews Hotels (c)                                               19.5          26.8          70.5
Diamond Offshore (d)                                           71.0          32.0          72.7
Bulova (e)                                                     10.1          15.0          14.1
Corporate                                                      57.9         (19.0)       (331.3)
------------------------------------------------------------------------------------------------
                                                             (535.8)      1,876.7         521.1
Cumulative effect of changes in accounting principles         (53.3)                     (157.9)
------------------------------------------------------------------------------------------------
Total                                                     $  (589.1)    $ 1,876.7     $   363.2
================================================================================================


                                 Investments             Receivables            Total Assets
                          ----------------------------------------------------------------------

December 31                    2001        2000        2001        2000        2001        2000
------------------------------------------------------------------------------------------------

CNA Financial             $35,826.3   $36,059.4   $18,917.4   $14,945.1   $65,914.1   $63,001.6
Lorillard                   1,628.9     1,640.9        45.9        68.4     2,769.4     2,671.8
Loews Hotels                   98.5        96.5        26.6        42.2       617.9       639.1
Diamond Offshore            1,129.6       851.8       193.7       153.5     3,551.9     3,122.5
Bulova                         13.5        12.5        77.4        70.7       194.5       186.7
Corporate and eliminations  2,462.3     2,671.6       191.8        21.7     2,203.3     2,219.8
------------------------------------------------------------------------------------------------
Total                     $41,159.1   $41,332.7   $19,452.8   $15,301.6   $75,251.1   $71,841.5
================================================================================================

(a)	Investment gains (losses) included in Revenues, Pretax (loss) income and Net (loss) income are as follows:

Year Ended December 31                                           2001         2000         1999
------------------------------------------------------------------------------------------------

Revenues and pretax (loss) income:

CNA Financial:
 Property-Casualty                                           $  883.5     $  860.1     $  170.7
 Life                                                           188.2         12.8        (42.8)
 Group                                                           40.9         62.2         (1.2)
 Other                                                          152.7         93.4         72.6
------------------------------------------------------------------------------------------------
Total CNA Financial                                           1,265.3      1,028.5        199.3
Corporate and other                                             128.4         (7.4)      (472.8)
------------------------------------------------------------------------------------------------
                                                             $1,393.7     $1,021.1      $(273.5)
================================================================================================

Net (loss) income:

CNA Financial:
 Property-casualty                                           $  508.8     $  485.7      $  95.1
 Life                                                           105.2          8.4        (29.0)
 Group                                                           23.0         35.1          (.7)
 Other                                                           80.1         52.7         34.5
------------------------------------------------------------------------------------------------
Total CNA Financial                                             717.1        581.9         99.9
Corporate and other                                              75.1         (4.8)      (300.7)
------------------------------------------------------------------------------------------------
                                                               $792.2       $577.1      $(200.8)
================================================================================================

(b) Includes $2,218.0, $2,100.0 and $2,100.0 under contracts covering U.S.
    government employees and their dependents for the respective periods.
(c) Includes gain from the sale of hotel properties of $85.1 ($52.0 after taxes) for the year ended December 31, 1999.
(d)	 Includes a gain from the sale of a drilling rig of $13.9 ($4.7 after taxes and minority interest) for the year ended December 31, 2000.
(e)	 Includes a gain of $5.5 from settlement of a contract dispute ($3.0 after taxes and minority interest) for the year ended December 31, 2000.
(f)	 Income taxes and interest expense are as follows:


                                             2001                2000                1999
                                      ----------------------------------------------------------
                                        Income   Interest  Income    Interest  Income   Interest
Year Ended December 31                   Taxes   Expense    Taxes    Expense    Taxes    Expense
------------------------------------------------------------------------------------------------

CNA Financial:
  Property-Casualty                   $ (415.5)   $  5.5   $ 557.8   $ 17.2   $ (44.3)   $ 13.4
  Life                                    99.1      25.8      94.6       .1      64.1       3.3
  Group                                   13.8        .2      43.6       .3      (8.3)       .2
  Other                                 (435.7)    125.9    (122.2)   188.7     (95.5)    184.8
------------------------------------------------------------------------------------------------
Total CNA Financial                     (738.3)    157.4     573.8    206.3     (84.0)    201.7
Lorillard                                432.1        .7     469.8      1.5     427.7      14.9
Loews Hotels                              10.3      15.2      20.8     11.2      42.0       2.2
Diamond Offshore                          83.2      38.1      41.0     10.3      89.8       9.2
Bulova                                     7.3                11.6                6.1
Corporate                                 30.0     120.6     (10.1)   127.6    (176.1)    126.3
------------------------------------------------------------------------------------------------
Total                                 $ (175.4)   $332.0  $1,106.9   $356.9   $ 305.5    $354.3
================================================================================================

Note 19. Subsequent Event

On February 6, 2002, the Company sold 40,250,000 shares of a new class of its common stock, referred to as "Carolina Group" stock, for net proceeds of $1,070.5. This stock is designed to track the performance of the Carolina Group, which will initially consist of: the Company's ownership interest in its wholly owned subsidiary, Lorillard, Inc.; $2,500.0 of notional, intergroup debt owed by the Carolina Group to the Loews Group, bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and any and all liabilities, costs and expenses of Loews Corporation and Lorillard, Inc. arising out of the past, present or future business of Lorillard, Inc. The assets and liabilities of the Carolina Group also include all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share. Holders of Carolina Group stock are common stockholders of Loews Corporation.

The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. The outstanding Carolina Group stock represents a 23.17% economic interest in the performance of the Carolina Group. The Loews Group consists of all Loews's assets and liabilities other than the ownership interest represented by the outstanding Carolina Group stock, and will include as an asset the notional, intergroup debt of the Carolina Group.

Consolidating financial statements of Loews Corporation for the years ended December 31, 2001, 2000 and 1999 follows:


CONSOLIDATING STATEMENTS OF OPERATIONS


                                                                   Adjustments      Consolidated
                                          Carolina     Loews          and               Loews
Year Ended December 31, 2001               Group       Group      Eliminations       Corporation
------------------------------------------------------------------------------------------------

Revenues:
Insurance premiums                                  $ 9,361.4                         $ 9,361.4
Investment income, net of expenses        $   79.9    2,065.0                           2,144.9
Investment gains                               1.1    1,392.6                           1,393.7
Manufactured products                      4,441.3      142.8                           4,584.1
Other                                          7.3    1,925.8                           1,933.1
------------------------------------------------------------------------------------------------
Total                                      4,529.6   14,887.6                          19,417.2
------------------------------------------------------------------------------------------------

Expenses:
Insurance claims and
 policyholders' benefits                             11,382.8                          11,382.8
Amortization of deferred
 acquisition costs                                    1,803.9                           1,803.9
Cost of manufactured products sold         2,168.9       68.2                           2,237.1
Other operating expenses (a)               1,255.0    2,968.5                           4,223.5
Restructuring and other related charges                 251.0                             251.0
Interest                                        .7      331.3                             332.0
------------------------------------------------------------------------------------------------
Total                                      3,424.6   16,805.7                          20,230.3
------------------------------------------------------------------------------------------------
                                           1,105.0   (1,918.1)                           (813.1)
------------------------------------------------------------------------------------------------

Income tax (benefit) expense                 432.3     (607.7)                           (175.4)
Minority interest                                      (101.9)                           (101.9)
------------------------------------------------------------------------------------------------
Total                                        432.3     (709.6)                           (277.3)
------------------------------------------------------------------------------------------------

Income (loss) from operations                672.7   (1,208.5)                           (535.8)
Equity in earnings of the Carolina Group                672.7     $(672.7) (b)
------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
  changes in accounting principles           672.7     (535.8)     (672.7)               (535.8)
Cumulative effect of changes in accounting
  principles - net                                      (53.3)                            (53.3)
------------------------------------------------------------------------------------------------

Net income (loss)                         $ 672.7   $  (589.1)    $(672.7)            $  (589.1)
================================================================================================

(a) Includes $2.6 of expenses allocated by the Carolina Group to the Loews Group for computer related charges and $0.2 of expenses allocated by Loews Group to the Carolina Group for services provided pursuant to a services agreement, which eliminate in these consolidating statements.
(b) To eliminate the Loews Group's intergroup interest in the earnings of the Carolina.

CONSOLIDATING STATEMENTS OF OPERATIONS


                                                                   Adjustments      Consolidated
                                          Carolina     Loews          and               Loews
Year Ended December 31, 2000               Group       Group      Eliminations       Corporation
------------------------------------------------------------------------------------------------

Revenues:
Insurance premiums                                  $11,471.7                         $11,471.7
Investment income, net of expenses        $  101.7    2,492.1                           2,593.8
Investment (losses) gains                     (0.6)   1,021.7                           1,021.1
Manufactured products                      4,233.8      149.8                           4,383.6
Other                                          6.9    1,774.1                           1,781.0
------------------------------------------------------------------------------------------------
Total                                      4,341.8   16,909.4                          21,251.2
------------------------------------------------------------------------------------------------

Expenses:
Insurance claims and policyholders'
 benefits                                             9,830.8                           9,830.8
Amortization of deferred
 acquisition costs                                    1,879.8                           1,879.8
Cost of manufactured products sold         2,178.2       72.9                           2,251.1
Other operating expenses (a)                 939.8    2,786.9                           3,726.7
Interest                                       1.5      355.4                             356.9
------------------------------------------------------------------------------------------------
Total                                      3,119.5   14,925.8                          18,045.3
------------------------------------------------------------------------------------------------
                                           1,222.3    1,983.6                           3,205.9
------------------------------------------------------------------------------------------------

Income taxes                                 469.5      637.4                           1,106.9
Minority interest                                       222.3                             222.3
------------------------------------------------------------------------------------------------
Total                                        469.5      859.7                           1,329.2
------------------------------------------------------------------------------------------------

Income from operations                       752.8    1,123.9                           1,876.7
Equity in earnings of the Carolina Group                752.8     $(752.8) (b)
------------------------------------------------------------------------------------------------

Net income                                $  752.8   $1,876.7     $(752.8)             $1,876.7
================================================================================================

(a) Includes $2.6 of expenses allocated by the Carolina Group to the Loews Group for computer related charges and $0.2 of expenses allocated by the Loews Group to the Carolina Group for services provided pursuant to a services agreement, which eliminate in these consolidating statements.
(b) To eliminate the Loews Group's intergroup interest in the earnings of the Carolina Group.

CONSOLIDATING STATEMENT OF OPERATIONS


                                                                   Adjustments      Consolidated
                                          Carolina     Loews          and               Loews
Year Ended December 31, 1999               Group       Group      Eliminations       Corporation
------------------------------------------------------------------------------------------------

Revenues:
Insurance premiums                                  $13,276.7                         $13,276.7
Investment income, net of expenses       $   65.7     2,359.6                           2,425.3
Investment (losses) gains                     1.0      (274.5)                           (273.5)
Manufactured products                     3,991.3       134.0                           4,125.3
Other                                         6.5     1,882.4                           1,888.9
------------------------------------------------------------------------------------------------
Total                                     4,064.5    17,378.2                          21,442.7
------------------------------------------------------------------------------------------------

Expenses:
Insurance claims and policyholders'
 benefits                                            11,890.3                          11,890.3
Amortization of deferred
 acquisition costs                                    2,142.6                           2,142.6
Cost of manufactured products sold        2,050.5        65.9                           2,116.4
Other operating expenses (a)                919.7     2,992.2                           3,911.9
Restructuring and other related charges                  83.0                              83.0
Interest                                     14.9       339.4                             354.3
------------------------------------------------------------------------------------------------
Total                                     2,985.1    17,513.4                          20,498.5
------------------------------------------------------------------------------------------------
                                          1,079.4      (135.2)                            944.2
------------------------------------------------------------------------------------------------

Income tax (benefit) expense                427.6      (122.1)                            305.5
Minority interest                                       117.6                             117.6
------------------------------------------------------------------------------------------------
Total                                       427.6        (4.5)                            423.1
------------------------------------------------------------------------------------------------

Income (loss) from operations               651.8      (130.7)                            521.1
Equity in earnings of the Carolina Group                651.8     $(651.8) (b)
------------------------------------------------------------------------------------------------
Income before cumulative effect of
 changes in accounting principles           651.8       521.1      (651.8)                521.1
Cumulative effect of changes in accounting
 principles - net                                      (157.9)                           (157.9)
------------------------------------------------------------------------------------------------

Net income                               $  651.8   $   363.2     $(651.8)            $   363.2
================================================================================================

(a) Includes $2.9 of expenses allocated by the Carolina Group to the Loews Group for computer related charges and $0.1 of expenses allocated by the Loews Group to the Carolina Group for services provided pursuant to a services agreement, which eliminate in these consolidating statements.
(b) To eliminate the Loews Group's intergroup interest in the earnings of the Carolina Group.

CONSOLIDATING BALANCE SHEET


                                                                   Adjustments      Consolidated
                                          Carolina     Loews          and               Loews
December 31, 2001                          Group       Group      Eliminations       Corporation
------------------------------------------------------------------------------------------------

Assets:

Investments                               $1,628.9  $39,530.2                         $41,159.1
Cash                                           1.7      179.6                             181.3
Receivables-net                               45.9   19,406.9                          19,452.8
Property, plant and equipment-net            181.2    2,894.1                           3,075.3
Deferred income taxes                        426.6      180.4                             607.0
Goodwill and other intangible
 assets-net                                             323.8                             323.8
Other assets                                 485.1    3,744.7                           4,229.8
Investment in combined attributed
 net assets of the Carolina Group                     1,274.5     $(1,274.5) (a)
Deferred acquisition costs of insurance
   subsidiaries                                       2,423.9                           2,423.9
Separate account business                             3,798.1                           3,798.1
------------------------------------------------------------------------------------------------
Total assets                              $2,769.4  $73,756.2     $(1,274.5)          $75,251.1
================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves                                  $43,623.9                         $43,623.9
Payable for securities purchased                      1,365.6                           1,365.6
Securities sold under agreements
 to repurchase                                        1,602.4                           1,602.4
Long-term debt, less unamortized
 discounts                                            5,920.3                           5,920.3
Reinsurance balances payable                          2,722.9                           2,722.9
Other liabilities                         $1,494.9    3,100.3                           4,595.2
Separate account business                             3,798.1                           3,798.1
------------------------------------------------------------------------------------------------
Total liabilities                          1,494.9   62,133.5                          63,628.4
------------------------------------------------------------------------------------------------

Minority interest                                     1,973.4                           1,973.4
------------------------------------------------------------------------------------------------

Shareholders' equity:
 Common stock, $1 par value                                       $   191.5  (b)          191.5
 Additional paid-in capital                                            48.2  (b)           48.2
 Earnings retained in the business                                  9,214.9  (b)        9,214.9
 Accumulated other comprehensive
  income                                                              194.7  (b)          194.7
 Combined attributed net assets            1,274.5    9,649.3     (10,923.8) (b)
------------------------------------------------------------------------------------------------
Total shareholders' equity                 1,274.5    9,649.3      (1,274.5)            9,649.3
------------------------------------------------------------------------------------------------

Total liabilities and shareholders'
 equity                                   $2,769.4  $73,756.2     $(1,274.5)          $75,251.1
================================================================================================

(a) To eliminate the Loews Group's 100% equity interest in the combined attributed net assets of the Carolina Group.
(b) To eliminate the combined attributed net assets of the Carolina Group and the Loews Group, and to record the Loews Corporation consolidated equity accounts at the balance sheet date.

CONSOLIDATING BALANCE SHEET

                                                                   Adjustments      Consolidated
                                          Carolina     Loews          and               Loews
December 31, 2000                          Group       Group      Eliminations       Corporation
------------------------------------------------------------------------------------------------

Assets:

Investments                               $1,640.9  $39,691.8                         $41,332.7
Cash                                           1.4      193.8                             195.2
Receivables-net                               68.4   15,233.2                          15,301.6
Property, plant and equipment-net            199.5    3,006.8                           3,206.3
Deferred income taxes                        344.8       59.2                             404.0
Goodwill and other intangible
 assets-net                                    0.6      378.1                             378.7
Other assets                                 416.2    3,875.1                           4,291.3
Investment in combined attributed
 net assets of the Carolina Group                     1,376.8     $(1,376.8) (a)
Deferred acquisition costs of
 insurance subsidiaries                               2,417.8                           2,417.8
Separate account business                             4,313.9                           4,313.9
------------------------------------------------------------------------------------------------
Total assets                              $2,671.8  $70,546.5     $(1,376.8)          $71,841.5
================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves                                  $39,054.3                         $39,054.3
Payable for securities purchased                        971.4                             971.4
Securities sold under agreements
 to repurchase                                        2,245.5                           2,245.5
Long-term debt, less unamortized
 discounts                                $    4.0    6,036.0                           6,040.0
Reinsurance balances payable                          1,381.2                           1,381.2
Other liabilities                          1,291.0    3,145.2                           4,436.2
Separate account business                             4,313.9                           4,313.9
------------------------------------------------------------------------------------------------
Total liabilities                          1,295.0   57,147.5                          58,442.5
------------------------------------------------------------------------------------------------

Minority interest                                     2,207.9                           2,207.9
------------------------------------------------------------------------------------------------

Shareholders' equity:
 Common stock, $1 par value                                      $     98.6  (b)           98.6
 Additional paid-in capital                                           144.2  (b)          144.2
 Earnings retained in the business                                 10,191.6  (b)       10,191.6
 Accumulated other comprehensive
  income                                                              756.7  (b)          756.7
 Combined attributed net assets            1,376.8   11,191.1     (12,567.9) (b)
------------------------------------------------------------------------------------------------

Total shareholders' equity                 1,376.8   11,191.1      (1,376.8)           11,191.1
------------------------------------------------------------------------------------------------

Total liabilities and shareholders'
 equity                                   $2,671.8  $70,546.5     $(1,376.8)          $71,841.5
================================================================================================

(a) To eliminate the Loews Group's 100% equity interest in the combined attributed net assets of the Carolina Group.
(b) To eliminate the combined attributed net assets of the Carolina Group and the Loews Group, and to record the Loews Corporation consolidated equity accounts at the balance sheet date.

CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                   Adjustments      Consolidated
                                          Carolina     Loews          and               Loews
Year Ended December 31, 2001               Group       Group      Eliminations       Corporation
------------------------------------------------------------------------------------------------

Net cash provided (used) by
 operating activities                     $ 709.7   $   579.2     $ (750.0)           $   538.9
------------------------------------------------------------------------------------------------

Investing activities:
 Purchases of property and equipment        (41.2)     (461.3)                           (502.5)
 Proceeds from sales of property
  and equipment                               9.1       269.3                             278.4
 Change in short-term investments            72.7     3,339.9                           3,412.6
 Other investing activities                          (3,124.5)                         (3,124.5)
------------------------------------------------------------------------------------------------
                                             40.6        23.4                              64.0
------------------------------------------------------------------------------------------------

Financing activities:
 Dividends paid to shareholders            (750.0)     (112.5)       750.0               (112.5)
 Other financing activities                            (504.3)                           (504.3)
------------------------------------------------------------------------------------------------
                                           (750.0)     (616.8)       750.0               (616.8)
------------------------------------------------------------------------------------------------

Net change in cash                            0.3       (14.2)                            (13.9)
Cash, beginning of year                       1.4       193.8                             195.2
------------------------------------------------------------------------------------------------

Cash, end of year                         $   1.7    $  179.6                         $   181.3
================================================================================================



Year Ended December 31, 2000
------------------------------------------------------------------------------------------------

Net cash provided (used) by
 operating activities                     $ 550.4   $ (689.2)     $(300.0)             $ (438.8)
------------------------------------------------------------------------------------------------

Investing activities:
 Purchases of property and equipment        (30.1)    (637.1)                            (667.2)
 Proceeds from sales of property
  and equipment                               1.4       34.7                               36.1
 Change in short-term investments          (222.2)    (465.1)                            (687.3)
 Other investing activities                          2,308.0                            2,308.0
------------------------------------------------------------------------------------------------
                                           (250.9)   1,240.5                              989.6
------------------------------------------------------------------------------------------------

Financing activities:
 Dividends paid to shareholders            (300.0)     (99.7)       300.0                 (99.7)
 Other financing activities                  (0.1)    (439.7)                            (439.8)
------------------------------------------------------------------------------------------------
                                           (300.1)    (539.4)       300.0                (539.5)
------------------------------------------------------------------------------------------------

Net change in cash                           (0.6)      11.9                               11.3
Cash, beginning of year                       2.0      181.9                              183.9
------------------------------------------------------------------------------------------------

Cash, end of year                         $   1.4    $ 193.8                           $  195.2
================================================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                   Adjustments      Consolidated
                                          Carolina     Loews          and               Loews
Year Ended December 31, 1999               Group       Group      Eliminations       Corporation
------------------------------------------------------------------------------------------------

Net cash provided (used) by
 operating activities                     $1,024.9  $(2,682.2)    $(300.0)            $(1,957.3)
------------------------------------------------------------------------------------------------

Investing activities:
 Purchases of property and equipment         (20.7)    (687.5)                           (708.2)
 Proceeds from sales of property
  and equipment                                2.2       97.2                              99.4
 Change in short-term investments           (706.1)   1,489.4                             783.3
 Other investing activities                           2,753.9                           2,753.9
------------------------------------------------------------------------------------------------
                                            (724.6)   3,653.0                           2,928.4
------------------------------------------------------------------------------------------------

Financing activities:
 Dividends paid to shareholders             (300.0)    (108.9)      300.0                (108.9)
 Other financing activities                   (0.1)    (965.6)                           (965.7)
------------------------------------------------------------------------------------------------
                                            (300.1)  (1,074.5)      300.0              (1,074.6)
------------------------------------------------------------------------------------------------

Net change in cash                             0.2     (103.7)                           (103.5)
Cash, beginning of year                        1.8      285.6                             287.4
------------------------------------------------------------------------------------------------

Cash, end of year                         $    2.0  $   181.9                            $183.9
================================================================================================

                                     128

                                    * * *

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

                                                                         Page
      2. Financial Statement Schedules:                                 Number
                                                                        ------

Independent Auditors' Report .........................................    L-1
Loews Corporation and Subsidiaries:
  Schedule I-Condensed financial information of Registrant for the
   years ended December 31, 2001, 2000 and 1999 ......................    L-2
  Schedule II-Valuation and qualifying accounts for the years ended
   December 31, 2001, 2000 and 1999 ..................................    L-6
  Schedule V-Supplemental information concerning property-casualty insurance operations for the years ended December 31, 2001, 2000
   and 1999 ..........................................................    L-7

      3. Exhibits:

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------

  (3) Articles of Incorporation and By-Laws

      Restated Certificate of Incorporation of the Registrant,
      dated October 20, 1987 .........................................   3.01*

      Certificate of Amendment of Certificate of Incorporation
      of Registrant, dated May 16, 1996 ..............................   3.02*

      Certificate of Amendment of Certificate of Incorporation
      of Registrant, dated May 8, 2001 ...............................   3.03*

      Certificate of Amendment of Certificate of Incorporation
      of Registrant, dated January 30, 2002 ..........................   3.04*

      By-Laws of the Registrant as amended through February 20, 2001, incorporated herein by reference to Exhibit 3.02 to Registrant's
      Report on Form 10-K for the year ended December 31, 2000 .......   3.05


                                                                       Exhibit
                                Description                            Number
                                -----------                            -------

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

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------
 (10) Material Contracts

      Employment Agreement between Registrant and Laurence A. Tisch dated March 1, 1971 as amended through January 1, 2001,
      incorporated herein by reference to Exhibit 10.1 to Registrant's
      Report on Form 10-K for the year ended December 31, 2000 .......  10.01

      Employment Agreement between Registrant and Preston R. Tisch dated as of March 1, 1988 as amended through January 1, 2001, incorporated herein by reference to Exhibit 10.2 to Registrant's
      Report on Form 10-K for the year ended December 31, 2000 .......  10.02

      Continuing Service Agreement between a subsidiary of Registrant and Edward J. Noha, dated February 27, 1991, incorporated
      herein by reference to Exhibit 10.04 to Registrant's Report on
      Form 10-K for the year ended December 31, 1990 .................  10.03

      Loews Corporation Deferred Compensation Plan as amended and restated as of December 31, 1995, incorporated herein by
      reference to Exhibit 10.05 to Registrant's Report on Form 10-K
      for the year ended December 31, 1996 ...........................  10.04

      Incentive Compensation Plan, incorporated herein by reference to
      Exhibit 10.15 to Registrant's Report on Form 10-K for the year ended December 31, 1996 ........................................  10.05

      Comprehensive Settlement Agreement and Release with the State of
      Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions
      relating to the use of or exposure to tobacco products,
      incorporated herein by reference to Exhibit 10 to
      Registrant's Report on Form 8-K filed September 5, 1997 ........  10.06

      Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions
      relating to the use of or exposure to tobacco products,
      incorporated herein by reference to Exhibit 10 to Registrant's
      Report on Form 8-K filed February 3, 1998 ......................  10.07

      State of Minnesota Settlement Agreement and Stipulation for
      Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been
      asserted by the State, incorporated herein by reference
      to Exhibit 10.1 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998 ...................................  10.08

      State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to
      Exhibit 10.2 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998 ...................................  10.09


                                                                       Exhibit
                                Description                            Number
                                -----------                            -------
      State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Registrant's Report on Form
      10-Q for the quarter ended March 31, 1998 ......................  10.10

      Agreement to Pay State of Minnesota Attorneys' Fees and Costs
      relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.4 to Registrant's Report on
      Form 10-Q for the quarter ended March 31, 1998 .................  10.11

      Agreement to Pay Blue Cross and Blue Shield of Minnesota
      Attorneys' Fees and Costs relating to the settlement of
      tobacco litigation, incorporated herein by reference to
      Exhibit 10.5 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998 ...................................  10.12

      State of Minnesota State Escrow Agreement relating to the
      settlement of tobacco litigation, incorporated herein by
      reference to Exhibit 10.6 to Registrant's Report on Form 10-Q
      for the quarter ended March 31, 1998 ...........................  10.13

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------
      Stipulation of Amendment to Settlement Agreement and For Entry
      of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to
      Registrant's Report on Form 10-Q for the quarter ended June
      30, 1998 .......................................................  10.14

      Mississippi Fee Payment Agreement, dated July 2, 1998,
      regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form
      10-Q for the quarter ended June 30, 1998 .......................  10.15

      Mississippi MFN Escrow Agreement, dated July 2, 1998,
      incorporated herein by reference to Exhibit 10.3 to
      Registrant's Report on Form 10-Q for the quarter ended June
      30, 1998 .......................................................  10.16

      Stipulation of Amendment to Settlement Agreement and For Entry
      of Consent Decree, dated July 24, 1998, regarding the
      settlement of the Texas health care cost recovery action,
      incorporated herein by reference to Exhibit 10.4 to
      Registrant's Report on Form 10-Q for the quarter ended June
      30, 1998 .......................................................  10.17

      Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys' fees, incorporated herein by
      reference to Exhibit 10.5 to Registrant's Report on Form 10-Q
      for the quarter ended June 30, 1998 ............................  10.18

      Stipulation of Amendment to Settlement Agreement and For Entry
      of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant's
      Report on Form 10-Q for the quarter ended September 30, 1998 ...  10.19

      Florida Fee Payment Agreement, dated September 11, 1998,
      regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form
      10-Q for the quarter ended September 30, 1998 ..................  10.20

      Master Settlement Agreement with 46 states, the District of
      Columbia, the Commonwealth of Puerto Rico, Guam, the U.S.
      Virgin Islands, American Samoa and the Northern Marianas to
      settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Registrant's Report on Form 8-K filed November 25, 1998 ........................................  10.21

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Andrew H. Tisch is incorporated herein by
      reference to Exhibit 10.31 to Registrant's Report on Form 10-K
      for the year ended December 31, 1998 and an amendment dated
      January 1, 2002 is filed herewith ..............................  10.22*

      Employment Agreement dated as of January 1, 1999 between
      Registrant and James S. Tisch is incorporated herein by
      reference to Exhibit 10.32 to Registrant's Report on Form 10-K
      for the year ended December 31, 1998 and an amendment dated
      January 1, 2002 is filed herewith ..............................  10.23*

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Jonathan M. Tisch is incorporated herein by reference to Exhibit 10.33 to Registrant's Report on Form 10-K
      for the year ended December 31, 1998 and an amendment dated
      January 1, 2002 is filed herewith ..............................  10.24*

      Supplemental Retirement Agreement dated September 21, 1999 between Registrant and Arthur Rebell is incorporated herein by reference to Exhibit 10.28 to Registrant's Report on Form
      10-K for the year ended December 31, 1999.......................  10.25

      Loews Corporation 2000 Stock Option Plan is incorporated herein by reference to Exhibit A to Registrant's Definitive Proxy
      Statement filed on March 29, 2000 ..............................  10.26

                                                                       Exhibit
                                Description                            Number
                                -----------                            -------

      First Amendment to Supplemental Retirement Agreement dated
      March 24, 2000 between Registrant and Arthur L. Rebell is
      incorporated herein by reference to Exhibit 10.2 to
      Registrant's Report on Form 10-Q for the quarter ended
      March 31, 2000 .................................................  10.27

      Second Amendment to Supplemental Retirement Agreement dated
      March 28, 2001 between Registrant and Arthur L. Rebell .........  10.28*

      Carolina Group 2002 Stock Option Plan ..........................  10.29*

      Supplemental Retirement Agreement dated January 1, 2002
      between Registrant and Andrew H. Tisch .........................  10.30*

      Supplemental Retirement Agreement dated January 1, 2002
      between Registrant and James S. Tisch ..........................  10.31*

      Supplemental Retirement Agreement dated Januaury 1, 2002
      between Registrant and Jonathan M. Tisch .......................  10.32*

      Third Amendment to Supplemental Retirement Agreement dated
      February 28, 2002 between Registrant and Arthur L. Rebell ......  10.33*

 (21) Subsidiaries of the Registrant

      List of subsidiaries of Registrant .............................  21.01*

 (23) Consents of Experts and Counsel

      Consent of Deloitte & Touche LLP ...............................  23.01*


* Filed herewith

  (b) Reports on Form 8-K - On October 17, 2001 Registrant filed a report on Form 8-K regarding a preliminary proxy statement to create the Carolina Group tracking stock to reflect the performance of Lorillard, Inc., its wholly owned subsidiary.

  On December 5, 2001 Registrant filed a report on Form 8-K regarding its subsidiary, CNA Financial Corporation issuing a press release that CNA will record fourth quarter charges relating to restructuring of its Property-Casualty and Life Operations, discontinuation of variable life and annuity business and consolidation of real estate locations and related corporate staff reductions. A second report release announced CNA's estimate for potential losses associated with recent filing by bankrupt Enron entities.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LOEWS CORPORATION



Dated: March 8, 2002                         By       /s/ Peter W. Keegan
                                               -------------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 8, 2002                         By      /s/ James S. Tisch
                                               -------------------------------
                                                 (James S. Tisch, President
                                                 and Chief Executive Officer)


Dated: March 8, 2002                         By       /s/ Peter W. Keegan
                                               -------------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)


Dated: March 8, 2002                         By         /s/ Guy A. Kwan
                                               -------------------------------
                                                   (Guy A. Kwan, Controller)


Dated: March 8, 2002                         By       /s/ Joseph L. Bower
                                               -------------------------------
                                                 (Joseph L. Bower, Director)


Dated: March 8, 2002                         By        /s/ John Brademas
                                               -------------------------------


                                                    (John Brademas, Director)


Dated: March 8, 2002                         By        /s/ Paul Fribourg
                                               -------------------------------
                                                   (Paul Fribourg, Director)


Dated: March 8, 2002                         By        /s/ Bernard Myerson
                                               -------------------------------
                                                   (Bernard Myerson, Director)

Dated: March 8, 2002                         By        /s/ Edward J. Noha
                                               -------------------------------
                                                   (Edward J. Noha, Director)


Dated: March 8, 2002                         By        /s/ Michael F. Price
                                                ------------------------------
                                                 (Michael F. Price, Director)


Dated: March 8, 2002                         By       /s/ Gloria R. Scott
                                               -------------------------------
                                                   (Gloria R. Scott, Director)


Dated: March 8, 2002                         By       /s/ Andrew H. Tisch
                                               -------------------------------
                                                  (Andrew H. Tisch, Director)


Dated: March 8, 2002                         By     /s/ Jonathan M. Tisch
                                               -------------------------------
                                                 (Jonathan M. Tisch, Director)


Dated: March 8, 2002                         By     /s/ Laurence A. Tisch
                                               -------------------------------
                                                (Laurence A. Tisch, Director)


Dated: March 8, 2002                         By      /s/ Preston R. Tisch
                                               -------------------------------
                                                 (Preston R. Tisch, Director)


Dated: March 8, 2002                         By         /s/ Fred Wilpon
                                               -------------------------------
                                                    (Fred Wilpon, Director)

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Loews Corporation:

We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at
Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.






Deloitte & Touche LLP
New York, New York
February 14, 2002

                                                                    SCHEDULE I


                Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                              BALANCE SHEETS

                                  ASSETS



December 31                                                  2001         2000
------------------------------------------------------------------------------
(In millions)

Current assets, principally investment in short-term
 instruments .......................................    $ 2,290.9    $ 2,430.2
Investments in securities ..........................        985.3        280.7
Investments in capital stocks of subsidiaries, at
 equity ............................................     10,180.1     11,095.4
Other assets .......................................         30.5        273.8
------------------------------------------------------------------------------

     Total assets ..................................    $13,486.8    $14,080.1
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ...........    $   475.7    $   376.7
Securities sold under agreements to repurchase .....        480.4
Long-term debt, less current maturities (a) ........      2,293.6      2,291.0
Deferred income tax and other ......................        587.8        221.3
------------------------------------------------------------------------------

     Total liabilities .............................      3,837.5      2,889.0
Shareholders' equity ...............................      9,649.3     11,191.1
------------------------------------------------------------------------------

     Total liabilities and shareholders' equity ....    $13,486.8    $14,080.1
==============================================================================

                                                                    SCHEDULE I
                                                                   (Continued)


               Condensed Financial Information of Registrant

                             LOEWS CORPORATION

                          STATEMENTS OF OPERATIONS



Year Ended December 31                        2001          2000         1999
------------------------------------------------------------------------------
(In millions)

Revenues:
  Equity in (losses) income of
   subsidiaries (b) ....................   $ (528.3)    $1,905.9      $ 867.2
  Investment gains (losses) ............      100.6         (6.6)      (462.6)
  Interest and other ...................      118.1        149.8        126.3
------------------------------------------------------------------------------

     Total .............................     (309.6)     2,049.1        530.9
------------------------------------------------------------------------------

Expenses:
  Administrative .......................       54.8         53.7         40.4
  Interest .............................      133.8        128.2        125.9
------------------------------------------------------------------------------

     Total .............................      188.6        181.9        166.3
------------------------------------------------------------------------------

                                             (498.2)     1,867.2        364.6
Income tax (benefit) expense (c) .......       37.6         (9.5)      (156.5)
------------------------------------------------------------------------------
(Loss) income before cumulative effect
 of changes in accounting principles ...     (535.8)     1,876.7        521.1
Cumulative effect of changes in
 accounting principles-net .............      (53.3)                   (157.9)
------------------------------------------------------------------------------

Net (loss) income ......................   $ (589.1)    $1,876.7      $ 363.2
==============================================================================

                                                                    SCHEDULE I
                                                                   (Continued)


                Condensed Financial Information of Registrant

                              LOEWS CORPORATION

                           STATEMENTS OF CASH FLOWS



Year Ended December 31                        2001        2000           1999
------------------------------------------------------------------------------
(In millions)

Operating Activities:
  Net (loss) income ..................... $ (589.1)  $  1,876.7       $  363.2
  Adjustments to reconcile net (loss)
   income to net cash provided (used) by
   operating activities:
    Cumulative effect of changes in
     accounting principles ..............     53.3                      157.9
    Undistributed losses (earnings) of
     affiliates .........................  1,360.9    (1,556.2)        (498.8)
    Investment (gains) losses ...........   (100.6)        6.6          462.6
    Provision for deferred income taxes .      1.6        12.5          119.0
  Changes in assets and liabilities-net:
    Receivables .........................   (190.2)       37.3          (17.7)
    Accounts payable and accrued
     liabilities ........................     (4.6)       (3.5)           6.0
    Federal income taxes ................   (104.3)      411.3          (46.1)
    Trading securities ..................    340.5      (157.4)        (759.0)
    Other-net ...........................      3.0        (5.2)           5.0
------------------------------------------------------------------------------

                                             770.5       622.1         (207.9)
------------------------------------------------------------------------------

Investing Activities:
  Investments in and advances to
   subsidiaries .........................   (101.0)     (281.5)        (293.6)
  Reduction of investments and advances
   to subsidiaries ......................     26.7        41.4          208.5
  Net decrease in short-term investments,
   primarily U.S. government securities .    202.3       353.3        1,057.6
  Securities sold under agreements to
   repurchase ...........................    480.4      (347.8)        (101.9)
  Purchases of CNA common stock .........   (978.7)
  Change in other investments ...........     (1.2)       17.7           15.2
------------------------------------------------------------------------------

                                            (371.5)     (216.9)         885.8
------------------------------------------------------------------------------


Financing Activities:
  Dividends paid to shareholders ........   (112.5)      (99.7)        (108.9)
  Purchases of treasury shares ..........   (282.2)     (305.7)        (601.6)
  Issuance of common stock ..............       .4
------------------------------------------------------------------------------
                                            (394.3)     (405.4)        (710.5)
------------------------------------------------------------------------------

Net change in cash ......................      4.7         (.2)         (32.6)
Cash, beginning of year .................     10.2        10.4           43.0
------------------------------------------------------------------------------

Cash, end of year ....................... $   14.9   $    10.2       $   10.4
==============================================================================

                                                                    SCHEDULE I
                                                                   (Continued)


                 Condensed Financial Information of Registrant

--------------
Notes:

  (a) Long-term debt consisted of:


December 31                                                 2001          2000
------------------------------------------------------------------------------

6.8% notes due 2006 (effective interest rate
 of 6.8%) (authorized, $300) ................           $  300.0      $  300.0
3.1% exchangeable subordinated notes due 2007
 (effective interest rate of 3.4%)
 (authorized $1,150) (1) ....................            1,150.0       1,150.0
8.9% debentures due 2011 (effective interest
 rate of 9.0%) (authorized, $175) ...........              175.0         175.0
7.6% notes due 2023 (effective interest rate
 of 7.8%) (authorized, $300) (2) ............              300.0         300.0
7% notes due 2023 (effective interest rate of
 7.2%) (authorized, $400) (3) ...............              400.0         400.0
------------------------------------------------------------------------------

                                                         2,325.0       2,325.0
Less unamortized discount ...................               31.4          34.0
------------------------------------------------------------------------------

                                                       $ 2,293.6     $ 2,291.0
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

  (b) Cash dividends paid to the Company by affiliates amounted to $807.1, $356.7 and $368.4 for the years ended December 31, 2001, 2000 and 1999, respectively.

  (c) The Company is included in a consolidated federal income tax return with certain of its subsidiaries and, accordingly, participates in the allocation of certain components of the consolidated provision for federal income taxes. Such taxes are generally allocated on a separate return bases.

  The Company has entered into a separate tax allocation agreement with CNA, a majority-owned subsidiary in which its ownership exceeds 80% (the "Subsidiary"). The agreement provides that the Company will (i) pay to the Subsidiary the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of the Subsidiary in the Company's return, or (ii) be paid by the Subsidiary an amount, if any, equal to the federal income tax which would have been payable by the Subsidiary if it had filed a separate consolidated return.

  Under these agreements, CNA will receive approximately $908.0 for 2001. In 2000 and 1999, CNA paid $64.0 and received $288.0, respectively. The agreement may be canceled by either of the parties upon thirty days' written notice. See
Note 9 of the Notes to Consolidated Financial Statements of Loews Corporation and subsidiaries included in Item 8.

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

                                For the Year Ended December 31, 2001

Deducted from assets:
 Allowance for
  discounts .........   $    2.7     $1746.1                 $1746.7(1)   $
2.1
 Allowance for
  doubtful accounts        345.7       50.5                   34.7       361.5
                        ------------------------------------------------------

     Total ..........   $  348.4     $224.6                 $209.4      $363.6
                        ======================================================

                                For the Year Ended December 31, 2000

Deducted from assets:
 Allowance for
  discounts .........   $    2.7     $165.4                 $165.4(1)   $  2.7
 Allowance for
  doubtful accounts        334.1       19.5                    7.9       345.7
                        ------------------------------------------------------

     Total ..........   $  336.8     $184.9                 $173.3      $348.4
                        ======================================================
                                For the Year Ended December 31, 1999

Deducted from assets:
 Allowance for
  discounts .........   $    1.6     $156.8                 $155.7(1)   $  2.7
 Allowance for
  doubtful accounts        342.2       13.2                   21.3       334.1
                        ------------------------------------------------------

     Total ..........   $  343.8     $170.0                 $177.0      $336.8
                        ======================================================

--------------
Notes: (1) Discounts allowed.

                                                                    SCHEDULE V

                      LOEWS CORPORATION AND SUBSIDIARIES

   Supplemental Information Concerning Property-Casualty Insurance Operations



Consolidated Property-Casualty Entities
------------------------------------------------------------------------------

Year Ended December 31                           2001         2000        1999
------------------------------------------------------------------------------
(In millions)

Deferred policy acquisition costs ....        $ 1,103      $ 1,121
Reserves for unpaid claim and claim
 adjustment expenses .................         29,551       26,408
Discount deducted from claim and
 claim adjustment expenses reserves
 above (based on interest rates
 ranging from 3.5% to 7.5%) ..........          2,456        2,413
Unearned premiums ....................          4,505        4,821
Net earned premiums ..................          7,598        8,847     $ 9,964
Net investment income ................          1,260        1,740       1,725
Incurred claim and claim adjustment
 expenses related to current year ....          7,192        6,331       7,287
Incurred claim and claim adjustment
 expenses related to prior years .....          2,466          427       1,027
Amortization of deferred acquisition
 costs ...............................          1,748        1,729       2,005
Paid claim and claim expenses ........          9,797        8,434       9,964
Net written premiums .................          8,014        8,640       8,941

