Form 10-Q
period 2002-03-31
LOEWS CORP
filed 2002-05-10
CIK 60086

==============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002
                                --------------
                                        OR

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

                      Yes     X                       No
                          ---------                      ---------

              Class                               Outstanding at May 3, 2002
------------------------------------             -----------------------------
Common Stock, $1.00 par value                             189,032,500 shares
Carolina Group Stock, $.01 par value                       40,250,000 shares

==============================================================================

                                      INDEX

Part I. Financial Information                                         Page No.
                                                                      --------

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      March 31, 2002 and December 31, 2001  . . . . . . . . . . .          3

    Consolidated Condensed Statements of Income--
      Three months ended March 31, 2002 and 2001  . . . . . . . .          4

    Consolidated Condensed Statements of Cash Flows--
      Three months ended March 31, 2002 and 2001  . . . . . . . .          5

    Notes to Consolidated Condensed Financial Statements  . . . .          6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . .         43

  Item 3. Quantitative and Qualitative Disclosures about Market
    Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70

Part II. Other Information

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .         74

  Item 4. Submission of Matters to a Vote of Security Holders . .         75

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .         75

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------


Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
------------------------------------------------------------------------------------------------
(Amounts in millions of dollars)                                      March 31,     December 31,
                                                                         2002            2001
                                                                      --------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of $32,242.1 and $31,004.1 . .     $31,137.3       $31,191.0
  Equity securities, cost of $1,527.6 and $1,457.3  . . . . . . .       1,727.1         1,646.0
  Other investments . . . . . . . . . . . . . . . . . . . . . . .       1,616.5         1,587.3
  Short-term investments  . . . . . . . . . . . . . . . . . . . .       6,767.6         6,734.8
                                                                     --------------------------
     Total investments  . . . . . . . . . . . . . . . . . . . . .      41,248.5        41,159.1
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         129.2           181.3
Receivables-net . . . . . . . . . . . . . . . . . . . . . . . . .      19,948.0        19,452.8
Property, plant and equipment-net . . . . . . . . . . . . . . . .       3,004.1         3,075.3
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .         759.5           607.0
Goodwill and other intangible assets-net  . . . . . . . . . . . .         307.2           323.8
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       4,609.2         4,229.8
Deferred acquisition costs of insurance subsidiaries  . . . . . .       2,466.6         2,423.9
Separate account business . . . . . . . . . . . . . . . . . . . .       3,691.1         3,798.1
                                                                     --------------------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .     $76,163.4       $75,251.1
                                                                     ==========================

Liabilities and Shareholders' Equity:

Insurance reserves:
  Claim and claim adjustment expense  . . . . . . . . . . . . . .     $30,880.4       $31,266.2
  Future policy benefits  . . . . . . . . . . . . . . . . . . . .       7,054.8         7,306.4
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . .       4,960.3         4,505.3
  Policyholders' funds  . . . . . . . . . . . . . . . . . . . . .         540.1           546.0
                                                                      -------------------------
Total insurance reserves  . . . . . . . . . . . . . . . . . . . .      43,435.6        43,623.9
Payable for securities purchased  . . . . . . . . . . . . . . . .       2,261.2         1,365.6
Securities sold under agreements to repurchase  . . . . . . . . .       1,171.2         1,602.4
Long-term debt, less unamortized discount . . . . . . . . . . . .       5,924.4         5,920.3
Reinsurance balances payable  . . . . . . . . . . . . . . . . . .       2,881.7         2,722.9
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .       4,268.6         4,595.2
Separate account business . . . . . . . . . . . . . . . . . . . .       3,691.1         3,798.1
                                                                     --------------------------
     Total liabilities  . . . . . . . . . . . . . . . . . . . . .      63,633.8        63,628.4
Minority interest . . . . . . . . . . . . . . . . . . . . . . . .       1,951.9         1,973.4
Shareholders' equity  . . . . . . . . . . . . . . . . . . . . . .      10,577.7         9,649.3
                                                                     --------------------------
     Total liabilities and shareholders' equity . . . . . . . . .     $76,163.4       $75,251.1
                                                                     ==========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Income
------------------------------------------------------------------------------------------------
(In millions, except per share data)                                Three Months Ended March 31,
                                                                        2002              2001
                                                                    ----------------------------
Revenues:
  Insurance premiums  . . . . . . . . . . . . . . . . . . . .       $2,836.1           $2,496.8
  Investment income, net of expenses  . . . . . . . . . . . .          463.1              583.3
  Investment gains  . . . . . . . . . . . . . . . . . . . . .           23.5              407.5
  Manufactured products (including excise taxes of $180.4 and
   $150.7). . . . . . . . . . . . . . . . . . . . . . . . . .        1,004.5              937.4
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          459.2              503.9
                                                                    ---------------------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .        4,786.4            4,928.9
                                                                    ---------------------------
Expenses:
  Insurance claims and policyholders' benefits  . . . . . . .        2,310.1            2,069.4
  Amortization of deferred acquisition costs  . . . . . . . .          440.4              423.6
  Cost of manufactured products sold  . . . . . . . . . . . .          607.4              563.7
  Other operating expenses  . . . . . . . . . . . . . . . . .          868.6              862.4
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . .           76.5               86.3
                                                                    ---------------------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .        4,303.0            4,005.4
                                                                    ---------------------------
                                                                       483.4              923.5
                                                                    ---------------------------
  Income tax  . . . . . . . . . . . . . . . . . . . . . . . .          171.5              328.4
  Minority interest   . . . . . . . . . . . . . . . . . . . .           28.0               69.7
                                                                    ---------------------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .          199.5              398.1
                                                                    ---------------------------
Income from continuing operations . . . . . . . . . . . . . .          283.9              525.4
Discontinued operations-net . . . . . . . . . . . . . . . . .          (31.0)               0.2
Cumulative effect of changes in accounting principles-net . .                             (53.3)
                                                                    ---------------------------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .       $  252.9           $  472.3
                                                                    ===========================

Net income attributable to:
  Loews Common Stock:
    Income from continuing operations . . . . . . . . . . . .       $  265.9           $  525.4
    Discontinued operations-net . . . . . . . . . . . . . . .          (31.0)               0.2
    Cumulative effect of change in accounting
     principles-net . . . . . . . . . . . . . . . . . . . . .                             (53.3)
                                                                    ---------------------------
  Loews Common Stock  . . . . . . . . . . . . . . . . . . . .          234.9              472.3
  Carolina Group Stock  . . . . . . . . . . . . . . . . . . .           18.0
                                                                    ---------------------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .       $  252.9           $  472.3
                                                                    ===========================
Income per Loews common share:
  Income from continuing operations . . . . . . . . . . . . .       $   1.39           $   2.67
  Discontinued operations . . . . . . . . . . . . . . . . . .          (0.16)
  Cumulative effect of changes in accounting principles . . .                             (0.27)
                                                                    ---------------------------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .       $   1.23           $   2.40
                                                                    ===========================

Net income per Carolina Group common share  . . . . . . . . .       $   0.45
                                                                    ===========================
Weighted average number of shares outstanding:
  Loews Common Stock  . . . . . . . . . . . . . . . . . . . .         191.09             197.23
  Carolina Group Stock  . . . . . . . . . . . . . . . . . . .          40.25

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
------------------------------------------------------------------------------------------------
(Amounts in millions)                                               Three Months Ended March 31,
                                                                        2002          2001
                                                                    ----------------------------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .        $    252.9       $    472.3
  Adjustments to reconcile net income to net cash used by
   operating activities-net  . . . . . . . . . . . . . . . .              80.4           (339.2)
  Discontinued operations  . . . . . . . . . . . . . . . . .              31.0
  Cumulative effect of changes in accounting principles  . .                               53.3
  Changes in assets and liabilities-net:
    Reinsurance receivable . . . . . . . . . . . . . . . . .            (155.9)          (140.1)
    Other receivables  . . . . . . . . . . . . . . . . . . .             292.1           (154.0)
    Prepaid reinsurance premiums . . . . . . . . . . . . . .            (326.0)          (219.8)
    Deferred acquisition costs . . . . . . . . . . . . . . .             (38.7)           (25.7)
    Insurance reserves and claims  . . . . . . . . . . . . .             181.5           (265.8)
    Reinsurance balances payable . . . . . . . . . . . . . .             159.0            583.9
    Other liabilities  . . . . . . . . . . . . . . . . . . .            (337.3)           (90.4)
    Trading securities . . . . . . . . . . . . . . . . . . .            (290.2)           160.2
    Other-net  . . . . . . . . . . . . . . . . . . . . . . .              16.4           (114.1)
                                                                    ----------------------------
                                                                        (134.8)           (79.4)
                                                                    ----------------------------
Investing Activities:
  Purchases of fixed maturities  . . . . . . . . . . . . . .         (16,795.2)       (27,932.0)
  Proceeds from sales of fixed maturities  . . . . . . . . .          15,870.8         21,907.6
  Proceeds from maturities of fixed maturities . . . . . . .             661.0          6,339.1
  Securities sold under agreements to repurchase . . . . . .            (431.3)         1,428.9
  Purchase of equity securities  . . . . . . . . . . . . . .            (333.4)          (312.2)
  Proceeds from sales of equity securities . . . . . . . . .             285.3            305.3
  Change in short-term investments . . . . . . . . . . . . .             (20.2)        (1,407.2)
  Purchases of property, plant and equipment . . . . . . . .            (100.2)          (102.3)
  Proceeds from sales of property, plant and equipment . . .              90.3            261.0
  Change in other investments  . . . . . . . . . . . . . . .             (52.1)          (215.0)
                                                                    ----------------------------
                                                                        (825.0)           273.2
                                                                    ----------------------------
Financing Activities:
  Dividends paid to Loews shareholders . . . . . . . . . . .             (28.7)           (24.6)
  Dividends paid to minority interests . . . . . . . . . . .              (7.7)            (7.9)
  Purchases of Loews treasury shares . . . . . . . . . . . .            (104.5)
  Purchases of treasury shares by subsidiaries . . . . . . .             (16.9)
  Principal payments on long-term debt . . . . . . . . . . .              (0.2)          (154.0)
  Receipts credited to policyholders . . . . . . . . . . . .               0.1              0.8
  Withdrawals of policyholders account balances  . . . . . .             (13.5)           (20.8)
  Issuance of Loews Common Stock . . . . . . . . . . . . . .               0.4
  Issuance of Carolina Group Stock . . . . . . . . . . . . .           1,070.5
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . .               8.2             (0.6)
                                                                    ----------------------------
                                                                         907.7           (207.1)
                                                                    ----------------------------
Net change in cash . . . . . . . . . . . . . . . . . . . . .             (52.1)           (13.3)
Cash, beginning of period  . . . . . . . . . . . . . . . . .             181.3            195.2
                                                                    ----------------------------
Cash, end of period  . . . . . . . . . . . . . . . . . . . .        $    129.2       $    181.9
                                                                    ============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
------------------------------------------------------------------------------
(Dollars in millions, except per share data)

1.  Basis of Presentation

  On February 6, 2002, the Company sold 40,250,000 shares of a new class of its common stock, referred to as Carolina Group stock, for net proceeds of $1,070.5. This stock is designed to track the performance of the Carolina Group, which consists of: the Company's ownership interest in its wholly owned subsidiary, Lorillard, Inc.; $2,500.0 of notional, intergroup debt owed by the Carolina Group to the Loews Group, bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; any and all liabilities, costs and expenses of Loews Corporation and Lorillard, Inc. arising out of the past, present or future business of Lorillard, Inc., and all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share. Holders of Carolina Group stock are common stockholders of Loews Corporation.

  The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. The outstanding Carolina Group stock represents a 23.17% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all Loews's assets and liabilities other than the assets and liabilities attributable to the Carolina Group, and includes as an asset the notional, intergroup debt of the Carolina Group, and a 76.83% intergroup interest in the Carolina Group.

  Reference is made to the Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders which should be read in conjunction with these consolidated condensed financial statements.

Accounting Changes

  In 2002, the Company implemented the provisions of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement characterization of sales incentives, including rebates, coupons and free products or services, offered voluntarily by a vendor without charge to the customer that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (i) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or
(ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. As a result of both issues, promotional expenses historically included in other operating expenses were reclassified to cost of manufactured products sold, or as reductions of revenues from manufactured products. Prior period amounts were reclassified for comparative purposes. Adoption of these provisions did not have a material impact on the financial position or results of operations of the Company.

  In June 2001, the FASB issued a Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including goodwill recorded in past business combinations, ceased effective January 1, 2002, upon adoption of SFAS No. 142. As permitted by SFAS No. 142, the Company will complete goodwill and other acquired intangible asset impairment tests in 2002. Any resulting asset impairments will be recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

  Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 essentially applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of these provisions did not have a material impact on the financial position or results of operations of the Company; however, it did impact the income statement presentation of certain operations sold in 2002.

  In the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as SFAS No. 133). The initial adoption of SFAS No. 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS No. 133 resulted in a charge to 2001 earnings of $53.3, net of income taxes and minority interest of $33.0 and $8.0, respectively, to reflect the change in accounting principle. Of this transition amount, approximately $50.5, net of income taxes and minority interest, related to CNA Financial Corporation's ("CNA"), an 89% owned subsidiary, investments and investment-related derivatives. Because CNA already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $50.5 to shareholders' equity (accumulated other comprehensive income). The remainder of the transition adjustment is attributable to collateralized debt obligation products that are derivatives under SFAS No. 133. See Note 4 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K.

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

Comprehensive Income

  Comprehensive income includes all changes to shareholders' equity, including net income, except those resulting from investments by shareholders and distributions to shareholders. For the three months ended

March 31, 2002 and 2001, comprehensive income totaled $11.4 and $624.9, respectively. Comprehensive income includes net income, unrealized appreciation (depreciation) and foreign currency translation gains or losses.

Reclassifications

  Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2002.

2.  Earnings Per Share Attributable to Loews Common Stock and Carolina Group
    Stock

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income attributable to each class of common stock by the weighted average number of common shares of each class of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2002 and 2001, earnings per common share assuming dilution is the same as basic earnings per share because the impact of securities that could potentially dilute basic earnings per common share is insignificant.

  Earnings per share for each class of common stock was determined based on the attribution of earnings to each class of common stock for the period divided by the weighted-average number of common shares for each class of common stock outstanding during the period.

  The attribution of earnings to each class of common stock, for the three months ended March 31, 2002, was as follows:

     Carolina Group Stock:

       Carolina Group net income . . . . . . . . . . . . . . .            $150.7
       Less net income for January 2002  . . . . . . . . . . .              73.1
                                                                          ------
       Income available to Carolina Group Stock  . . . . . . .              77.6

       Economic interest of the Carolina Group Stock . . . . .            23.17%
                                                                          ------
       Income attributable to Carolina Group Stock . . . . . .            $ 18.0
                                                                          ======

     Loews Common Stock:

       Consolidated net income . . . . . . . . . . . . . . . .            $252.9
       Less income attributable to Carolina Group Stock  . . .             (18.0)
                                                                          ------

       Income attributable to Loews Common Stock . . . . . . .            $234.9
                                                                          ======

3. The Consolidating Condensed Balance Sheets of Loews Corporation as of March 31, 2002 and December 31, 2001 and the Consolidating Statements of Income and Cash Flows for the three months ended March 31, 2002 and 2001, are as follows:

CONSOLIDATING STATEMENTS OF INCOME


                                                               Adjustments    Consolidated
                                      Carolina      Loews         and             Loews
Three Months Ended March 31, 2002      Group        Group     Eliminations     Corporation
------------------------------------------------------------------------------------------

Revenues:

Insurance premiums . . . . . . . .               $ 2,836.1                      $ 2,836.1
Investment income, net of expenses    $   11.2       480.9       $ (29.0) (a)       463.1
Investment gains . . . . . . . . .         2.8        20.7                           23.5
Manufactured products  . . . . . .       973.1        31.4                        1,004.5
Other  . . . . . . . . . . . . . .                   459.2                          459.2
------------------------------------------------------------------------------------------
Total  . . . . . . . . . . . . . .       987.1     3,828.3         (29.0)         4,786.4
------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits . . . . .                 2,310.1                        2,310.1
Amortization of deferred
 acquisition costs . . . . . . . .                   440.4                          440.4
Cost of manufactured products sold       592.3        15.1                          607.4
Other operating expenses (b) . . .       119.5       749.1                          868.6
Interest . . . . . . . . . . . . .        29.0        76.5         (29.0) (a)        76.5
------------------------------------------------------------------------------------------
Total  . . . . . . . . . . . . . .       740.8     3,591.2         (29.0)         4,303.0
------------------------------------------------------------------------------------------
                                         246.3       237.1                          483.4
------------------------------------------------------------------------------------------

Income tax . . . . . . . . . . . .        95.6        75.9                          171.5
Minority interest  . . . . . . . .                    28.0                           28.0
------------------------------------------------------------------------------------------
Total  . . . . . . . . . . . . . .        95.6       103.9                          199.5
------------------------------------------------------------------------------------------

Income from operations . . . . . .       150.7       133.2                          283.9
Equity in earnings of the Carolina
 Group . . . . . . . . . . . . . .                   132.7        (132.7) (c)
------------------------------------------------------------------------------------------

Income from continuing operations        150.7       265.9        (132.7)           283.9
Discontinued operations-net  . . .                   (31.0)                         (31.0)
------------------------------------------------------------------------------------------

Net income . . . . . . . . . . . .    $  150.7   $   234.9       $(132.7)       $   252.9
==========================================================================================

(a) To eliminate interest on the intergroup notional debt.
(b) Includes $0.1 of expenses allocated by the Carolina Group to the Loews Group for computer related charges and $0.1 of expenses allocated by Loews Group to the Carolina
    Group for services provided pursuant to a services agreement, which eliminate in these consolidating statements.
(c) To eliminate the Loews Group's intergroup interest in the earnings of the Carolina
    Group.

CONSOLIDATING STATEMENTS OF INCOME


                                                              Adjustments    Consolidated
                                      Carolina      Loews         and            Loews
Three Months Ended March 31, 2001      Group        Group     Eliminations    Corporation
------------------------------------------------------------------------------------------

Revenues:

Insurance premiums . . . . . . . .               $ 2,496.8                      $ 2,496.8
Investment income, net of expenses    $   26.7       556.6                          583.3
Investment gains . . . . . . . . .         2.1       405.4                          407.5
Manufactured products  . . . . . .       905.3        32.1                          937.4
Other  . . . . . . . . . . . . . .         1.8       502.1                          503.9
------------------------------------------------------------------------------------------
Total  . . . . . . . . . . . . . .       935.9     3,993.0                        4,928.9
------------------------------------------------------------------------------------------

Expenses:

Insurance claims and policyholders'
 benefits  . . . . . . . . . . . .                 2,069.4                        2,069.4
Amortization of deferred
 acquisition costs . . . . . . . .                   423.6                          423.6
Cost of manufactured products sold       549.1        14.6                          563.7
Other operating expenses (a) . . .       114.2       748.2                          862.4
Interest . . . . . . . . . . . . .         0.1        86.2                           86.3
------------------------------------------------------------------------------------------
Total  . . . . . . . . . . . . . .       663.4     3,342.0                        4,005.4
------------------------------------------------------------------------------------------
                                         272.5       651.0                          923.5
------------------------------------------------------------------------------------------

Income tax . . . . . . . . . . . .       106.9       221.5                          328.4
Minority interest  . . . . . . . .                    69.7                           69.7
------------------------------------------------------------------------------------------
Total  . . . . . . . . . . . . . .       106.9       291.2                          398.1
------------------------------------------------------------------------------------------

Income from operations . . . . . .       165.6       359.8                          525.4
Equity in earnings of the Carolina
 Group . . . . . . . . . . . . . .                   165.6       $(165.6) (b)
------------------------------------------------------------------------------------------

Income from continuing operations        165.6       525.4        (165.6)           525.4
Discontinued operations-net  . . .                     0.2                            0.2
Cumulative effect of changes in
 accounting principles-net . . . .                   (53.3)                         (53.3)
------------------------------------------------------------------------------------------

Net income . . . . . . . . . . . .    $  165.6   $   472.3       $(165.6)       $   472.3
==========================================================================================

(a) Includes $0.2 of expenses allocated by the Carolina Group to the Loews Group for computer related charges which eliminate in these consolidating statements.
(b) To eliminate the Loews Group's intergroup interest in the earnings of the Carolina
    Group.

CONSOLIDATING CONDENSED BALANCE SHEET


                                                              Adjustments     Consolidated
                                      Carolina      Loews         and             Loews
March 31, 2002                         Group        Group     Eliminations     Corporation
------------------------------------------------------------------------------------------

Assets:
Investments . . . . . . . . . . .    $ 1,432.3   $39,816.2                      $41,248.5
Cash  . . . . . . . . . . . . . .          1.5       127.7                          129.2
Receivables-net . . . . . . . . .         34.3    19,913.7                       19,948.0
Property, plant and equipment-net        182.8     2,821.3                        3,004.1
Deferred income taxes . . . . . .        430.9       328.6                          759.5
Goodwill and other intangible
 assets-net . . . . . . . . . . .                    307.2                          307.2
Other assets  . . . . . . . . . .        464.0     4,145.2                        4,609.2
Investment in combined attributed
 net assets of the Carolina Group                  1,596.0    $(1,596.0) (a)
Deferred acquisition costs of
  insurance subsidiaries  . . . .                  2,466.6                        2,466.6
Separate account business . . . .                  3,691.1                        3,691.1
------------------------------------------------------------------------------------------
Total assets  . . . . . . . . . .    $ 2,545.8   $75,213.6    $(1,596.0)        $76,163.4
==========================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves  . . . . . . .                $43,435.6                      $43,435.6
Payable for securities purchased                   2,261.2                        2,261.2
Securities sold under agreements
 to repurchase  . . . . . . . . .                  1,171.2                        1,171.2
Long-term debt, less unamortized
 discount . . . . . . . . . . . .    $ 2,500.0     5,924.4    $(2,500.0) (b)      5,924.4
Reinsurance balances payable  . .                  2,881.7                        2,881.7
Other liabilities . . . . . . . .      1,222.4     3,046.2                        4,268.6
Separate account business . . . .                  3,691.1                        3,691.1
------------------------------------------------------------------------------------------
Total liabilities . . . . . . . .      3,722.4    62,411.4     (2,500.0)         63,633.8
------------------------------------------------------------------------------------------

Minority interest . . . . . . . .                  1,951.9                        1,951.9
------------------------------------------------------------------------------------------
Shareholders' equity:
 Loews Common stock, $1 par value                                 191.5  (c)        191.5
 Carolina Group Stock, $.01 par
  value . . . . . . . . . . . . .                                   0.4  (c)          0.4
 Additional paid-in capital . . .                               1,116.4  (c)      1,116.4
 Earnings retained in the business                              9,439.1  (c)      9,439.1
 Accumulated other comprehensive
  income (loss) . . . . . . . . .                                 (46.8) (c)        (46.8)
 Combined attributed net assets .     (1,176.6)   10,850.3     (9,673.7) (c)
------------------------------------------------------------------------------------------
                                      (1,176.6)   10,850.3      1,026.9          10,700.6
 Less Loews Common Stock held in
  treasury, at cost . . . . . . .                                (122.9) (c)       (122.9)
------------------------------------------------------------------------------------------
Total shareholders' equity  . . .     (1,176.6)   10,850.3        904.0          10,577.7
------------------------------------------------------------------------------------------
Total liabilities and shareholders'
 equity . . . . . . . . . . . . .    $ 2,545.8   $75,213.6    $(1,596.0)        $76,163.4
==========================================================================================

(a) To eliminate the Loews Group's intergroup notional debt receivable and its 76.83%
    equity interest in the combined attributed net assets of the Carolina Group.
(b) To eliminate the intergroup notional debt.
(c) To eliminate the combined attributed net assets of the Carolina Group and the Loews
    Group, and to record the Loews Corporation consolidated equity accounts at the balance sheet date.

CONSOLIDATING CONDENSED BALANCE SHEET

                                                              Adjustments     Consolidated
                                      Carolina      Loews         and             Loews
December 31, 2001                      Group        Group     Eliminations     Corporation
------------------------------------------------------------------------------------------

Assets:

Investments . . . . . . . . . . .     $1,628.9   $39,530.2                      $41,159.1
Cash  . . . . . . . . . . . . . .          1.7       179.6                          181.3
Receivables-net . . . . . . . . .         45.9    19,406.9                       19,452.8
Property, plant and equipment-net        181.2     2,894.1                        3,075.3
Deferred income taxes . . . . . .        426.6       180.4                          607.0
Goodwill and other intangible
 assets-net . . . . . . . . . . .                    323.8                          323.8
Other assets  . . . . . . . . . .        485.1     3,744.7                        4,229.8
Investment in combined attributed
 net assets of the Carolina Group                  1,274.5   $ (1,274.5) (a)
Deferred acquisition costs of
 insurance subsidiaries . . . . .                  2,423.9                        2,423.9
Separate account business . . . .                  3,798.1                        3,798.1
------------------------------------------------------------------------------------------
Total assets  . . . . . . . . . .     $2,769.4   $73,756.2   $ (1,274.5)        $75,251.1
==========================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves  . . . . . . .                $43,623.9                      $43,623.9
Payable for securities purchased                   1,365.6                        1,365.6
Securities sold under agreements
 to repurchase  . . . . . . . . .                  1,602.4                        1,602.4
Long-term debt, less unamortized
 discount . . . . . . . . . . . .                  5,920.3                        5,920.3
Reinsurance balances payable  . .                  2,722.9                        2,722.9
Other liabilities . . . . . . . .     $1,494.9     3,100.3                        4,595.2
Separate account business . . . .                  3,798.1                        3,798.1
------------------------------------------------------------------------------------------
Total liabilities . . . . . . . .      1,494.9    62,133.5                       63,628.4
------------------------------------------------------------------------------------------

Minority interest . . . . . . . .                  1,973.4                        1,973.4
------------------------------------------------------------------------------------------

Shareholders' equity:
 Common stock, $1 par value . . .                            $    191.5 (b)         191.5
 Additional paid-in capital . . .                                  48.2 (b)          48.2
 Earnings retained in the business                              9,214.9 (b)       9,214.9
 Accumulated other comprehensive
  income  . . . . . . . . . . . .                                 194.7 (b)         194.7
 Combined attributed net assets .      1,274.5     9,649.3    (10,923.8)(b)
------------------------------------------------------------------------------------------

Total shareholders' equity  . . .      1,274.5     9,649.3     (1,274.5)          9,649.3
------------------------------------------------------------------------------------------

Total liabilities and shareholders'
 equity . . . . . . . . . . . . .     $2,769.4   $73,756.2   $ (1,274.5)        $75,251.1
==========================================================================================

(a) To eliminate the Loews Group's 100% equity interest in the combined attributed net assets of the Carolina Group.
(b) To eliminate the combined attributed net assets of the Carolina Group and the Loews
    Group, and to record the Loews Corporation consolidated equity accounts at the balance sheet date.

CONSOLIDATING STATEMENT OF CASH FLOWS


                                                               Adjustments    Consolidated
                                          Carolina     Loews        and           Loews
Three Months Ended March 31, 2002          Group       Group    Eliminations   Corporation
------------------------------------------------------------------------------------------

Net cash provided (used) by
 operating activities . . . . . .  .      $ (84.2)    $    49.4   $ (100.0)     $  (134.8)
-----------------------------------------------------------------------------------------

Investing activities:
  Purchases of property and equipment       (12.6)        (87.6)                   (100.2)
  Proceeds from sales of property
   and equipment . . . . . . . . . .          1.2          89.1                      90.3
  Change in short-term investments          196.2        (216.4)                    (20.2)
  Other investing activities . . . .                     (794.9)                   (794.9)
-----------------------------------------------------------------------------------------
                                            184.8      (1,009.8)                   (825.0)
-----------------------------------------------------------------------------------------

Financing activities:
  Dividends paid to shareholders . .       (100.0)        (28.7)     100.0          (28.7)
  Other financing activities . . . .                      936.4                     936.4
-----------------------------------------------------------------------------------------
                                           (100.0)        907.7      100.0          907.7
-----------------------------------------------------------------------------------------

Net change in cash  . . . . . . . .           0.6         (52.7)                    (52.1)
Cash, beginning of period . . . . .           1.0         180.3                     181.3
-----------------------------------------------------------------------------------------

Cash, end of period . . . . . . . .       $   1.6     $   127.6                 $   129.2
=========================================================================================

Three Months Ended March 31, 2001
------------------------------------------------------------------------------------------

Net cash provided (used) by
 operating activities                     $  36.8     $  (116.2)                $   (79.4)
-----------------------------------------------------------------------------------------

Investing activities:
  Purchases of property and equipment        (7.7)        (94.6)                   (102.3)
  Proceeds from sales of property
   and equipment  . . . . . . . . . .         1.4         259.6                     261.0
  Change in short-term investments  .       (30.1)     (1,377.1)                 (1,407.2)
  Other investing activities  . . . .                   1,521.7                   1,521.7
-----------------------------------------------------------------------------------------
                                            (36.4)        309.6                     273.2
-----------------------------------------------------------------------------------------
Financing activities:
  Dividends paid to shareholders  . .                     (24.6)                    (24.6)
  Other financing activities  . . . .                    (182.5)                   (182.5)
-----------------------------------------------------------------------------------------
                                                         (207.1)                   (207.1)
-----------------------------------------------------------------------------------------

Net change in cash . . . . . . . . .          0.4         (13.7)                    (13.3)
Cash, beginning of period  . . . . .          1.4         193.8                     195.2
-----------------------------------------------------------------------------------------

Cash, end of period  . . . . . . . .      $   1.8     $   180.1                 $   181.9
=========================================================================================

4.  Reinsurance:

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

  CNA's overall reinsurance program includes certain property-casualty contracts, such as the corporate aggregate treaties discussed in more detail later in this section, that are entered into and accounted for on a "funds withheld" basis. Under the funds withheld basis, CNA records a liability for substantially all of the premiums that are ceded under a reinsurance contract. CNA is required to increase the funds withheld balance at stated interest crediting rates. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA's retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Condensed Balance Sheets.

  Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, included in other net investment income, was $58.0 and $36.0 for the first quarter of 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,877.0 and $2,724.0 at March 31, 2002 and December 31, 2001.

  The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

  The ceding of insurance does not discharge the primary liability of CNA. Therefore, a credit exposure exists with respect to property-casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance agreements.

  The effects of reinsurance on earned premiums are shown in the following table:

                                                   Direct    Assumed     Ceded        Net
                                                -------------------------------------------
                                                      Three Months Ended March 31, 2002
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 2,440.0   $  237.0   $1,015.0   $ 1,662.0
Accident and health . . . . . . . . . . . . .       972.0       19.0      (12.0)    1,003.0
Life  . . . . . . . . . . . . . . . . . . . .       263.0       21.0      113.0       171.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 3,675.0   $  277.0   $1,116.0   $ 2,836.0
                                                ===========================================

                                                   Direct    Assumed     Ceded        Net
                                                -------------------------------------------
                                                      Three Months Ended March 31, 2001
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 2,021.0   $  310.0   $  866.0   $ 1,465.0
Accident and health . . . . . . . . . . . . .       876.0       56.0       61.0       871.0
Life  . . . . . . . . . . . . . . . . . . . .       258.0       77.0      174.0       161.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 3,155.0   $  443.0   $1,101.0   $ 2,497.0
                                                ===========================================

  For 2002, CNA has entered into an aggregate reinsurance treaty covering substantially all of CNA's property-casualty lines of business (the "2002 Cover"). The loss protection provided by the 2002 Cover is dependent on the level of subject premium, but there is a maximum aggregate limit of $1,125.0. Maximum ceded premium under the contract is $683.0, and premiums, claims recoveries and interest charges other than the reinsurer's margin and related fees are made on a funds withheld basis. Interest is credited on funds withheld at 8.0%, and all premiums are deemed to have been paid as of January 1, 2002. Ceded premium related to the reinsurer's margin in the amount of $3.0 was recorded for the 2002 Cover for the three months ended March 31, 2002.

  The aggregate reinsurance protection from the 2002 Cover attaches at a defined accident year loss and allocated loss adjustment expense (collectively, losses) ratio. Under the contract, CNA has the right to elect to cede losses to the 2002 Cover when its recorded accident year losses exceeds the attachment point. This election period expires March 31, 2004. If no losses are ceded by this date, the contract is deemed to be commuted. If CNA elects to cede any losses to the 2002 Cover, it must continue to cede all losses subject to the terms of the contract.

  In 1999, CNA entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property-casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, losses) ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 of ceded losses with an aggregate limit of $1,000.0 of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500.0 of limit the ceded premium is $230.0. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510.0 of ceded losses for a maximum ceded premium of $310.0. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8.0% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum.

  The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the September 11, 2001 World Trade Center Disaster and related events ("WTC event"), the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded during 2001, the $500.0 limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500.0 of limit on accident years 2000 and 2001 under the first section.

  The impact of the Aggregate Cover on pretax operating results was as follows:

                                                        Three Months Ended
                                                             March 31,
                                                          2002        2001
--------------------------------------------------------------------------

Ceded earned premiums . . . . . . . . . . . .                      $(42.0)
Ceded claim and claim adjustment expenses . .                        39.0
Interest charges  . . . . . . . . . . . . . .            $(13.0)     (6.0)
-------------------------------------------------------------------------
Pretax impact on operating results  . . . . .            $(13.0)   $ (9.0)
=========================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 of ceded losses. The ceded premiums are a percentage of ceded losses and for the $760.0 of limit, the ceded premium is $456.0. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $563.0 have been ceded under the CCC Cover through March 31, 2002.

  The impact of the CCC Cover on pretax operating results was as follows:

                                                      Three Months Ended
                                                            March 31,
                                                        2002         2001
--------------------------------------------------------------------------

Ceded earned premiums . . . . . . . . . . . .         $(61.0)       $(1.0)
Ceded claim and claim adjustment expenses . .           93.0
Interest charges  . . . . . . . . . . . . . .          (10.0)
-------------------------------------------------------------------------
Pretax impact on operating results  . . . . .         $ 22.0        $(1.0)
=========================================================================

5.  Other Investments

  Other investments include investments in limited partnerships and certain derivative securities. The Company's limited partnership investments are recorded at fair value and typically reflect a reporting lag of up to three months. Fair value represents The Company's equity in the partnership's net assets as determined by the General Partner. The carrying value of the Company's limited partnership investments was $1,367.0 and $1,307.0 as of March 31, 2002 and December 31, 2001.

  Limited partnerships are a relatively small portion of the Company's overall investment portfolio. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. The Company is a passive investor in such partnerships and does not have influence over their management, which are committed to operate them according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships.

  CNA has committed approximately $181.0 to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

6.  Receivables:

                                                    March 31, December 31,
                                                       2002       2001
--------------------------------------------------------------------------

Reinsurance . . . . . . . . . . . . . . . . .      $13,979.2    $13,823.4
Other insurance . . . . . . . . . . . . . . .        4,013.5      4,006.4
Security sales  . . . . . . . . . . . . . . .        1,243.0        648.1
Accrued investment income . . . . . . . . . .          378.7        398.3
Federal income taxes  . . . . . . . . . . . .          418.0        586.6
Other . . . . . . . . . . . . . . . . . . . .          288.9        353.7
--------------------------------------------------------------------------
     Total  . . . . . . . . . . . . . . . . .       20,321.3     19,816.5

Less allowance for doubtful accounts and cash
 discounts  . . . . . . . . . . . . . . . . .          373.3        363.7
--------------------------------------------------------------------------
     Receivables-net  . . . . . . . . . . . .      $19,948.0    $19,452.8
==========================================================================

7.  Shareholders' equity:

                                                    March 31, December 31,
                                                      2002         2001
--------------------------------------------------------------------------
Preferred stock, $.10 par value,
  Authorized--100,000,000 shares
Common stock:
  Loews Common Stock, $1.00 par value:
    Authorized--600,000,000 shares
    Issued-191,505,000 and 191,493,300 shares      $   191.5    $   191.5
  Carolina Group Stock, $.01 par value:
    Authorized--600,000,000 shares
    Issued and outstanding-40,250,000 shares             0.4
Additional paid-in capital  . . . . . . . . .        1,116.4         48.2
Earnings retained in the business . . . . . .        9,439.1      9,214.9
Accumulated other comprehensive income (loss)          (46.8)       194.7
--------------------------------------------------------------------------
                                                    10,700.6      9,649.3
Less Loews common stock (2,099,200 shares)
 held in treasury, at cost  . . . . . . . . .          122.9
--------------------------------------------------------------------------
Total shareholders' equity  . . . . . . . . .      $10,577.7    $ 9,649.3
==========================================================================

8.  Restructuring and Other Related Charges:

    2001 Restructuring

  In 2001, CNA finalized and approved two separate restructuring plans. The first plan related to CNA's Information Technology operations (the "IT Plan"). The second plan related to restructuring the property-casualty segments and Life Operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the "2001 Plan").

IT Plan

  The overall goal of the IT Plan was to improve technology for the underwriting function and throughout CNA and to eliminate inefficiencies in the deployment of IT resources. The changes facilitate a strong focus on enterprise-wide system initiatives. The IT Plan had two main components, which included the reorganization of IT resources into the Technology and Operations Group with a structure based on centralized, functional roles and the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support CNA's strategies.

  In the first quarter of 2001, CNA incurred $6.0 pretax of restructuring and other related charges for the IT Plan related to employee severance charges.

  No restructuring and other related charges related to the IT Plan have been incurred in 2002; however, payments were made in the first quarter of 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining IT Plan accrual at March 31, 2002 and the activity in that accrual during the first quarter of 2002.

                                                                Employee
                                                              Termination
                                                              And Related    Other
                                                              Benefit Costs  Costs    Total
-------------------------------------------------------------------------------------------

Accrued costs at December 31, 2002 . . . . . . . . . . .         $10.0       $1.0    $11.0
Payments charged against liability . . . . . . . . . . .          (1.0)               (1.0)
-------------------------------------------------------------------------------------------
Accrued costs at March 31, 2002  . . . . . . . . . . . .         $ 9.0       $1.0    $10.0
===========================================================================================

  The IT Plan is not expected to result in decreased operating expense in the foreseeable future because savings from the workforce reduction will be used to fund new technology-related initiatives. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations.

2001 Plan

  The overall goal of the 2001 Plan is to create a simplified and leaner organization for customers and business partners. The major components of the plan include a reduction in the number of strategic business units ("SBUs") in the property-casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the number of property-casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations include a decision to discontinue writing variable life and annuity business.

  No restructuring and other related charges related to the 2001 Plan were incurred in 2002; however, payments were made in the first quarter of 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining 2001 Plan accrual as of March 31, 2002 and the activity in that accrual during the first quarter of 2002.

2001 Plan Accrual
                                                Employee
                                              Termination      Lease     Impaired
                                              and Related   Termination   Asset
                                             Benefit Costs     Costs     Charges     Total
-------------------------------------------------------------------------------------------

Accrued costs at December 31, 2001  . . . .     $ 66.0         $56.0     $30.0      $152.0
Costs that did not require cash . . . . . .                              (25.0)      (25.0)
Payments charged against liability  . . . .      (34.0)         (6.0)                (40.0)
-------------------------------------------------------------------------------------------
Accrued costs at March 31, 2002 . . . . . .     $ 32.0         $50.0     $ 5.0      $ 87.0
===========================================================================================

9.  Significant Transactions:

CNA Vida Disposition

  In March of 2002, CNA completed the sale of the common stock of CNA Holdings Limited and its subsidiaries ("CNA Vida"), CNA's life operations in Chile, to Consorcio Financiero S.A. ("Consorcio"). In connection with the sale, CNA received proceeds of $73.0 and recorded a loss from discontinued operations of $31.0, after-tax and minority interest. This loss is composed of $32.8 realized loss on the sale of CNA Vida and income of $1.8 from CNA Vida's operations for the three months ended March 31, 2002.

  CNA Vida's assets and liabilities at December 31, 2001 were $479.0 and $367.0. CNA Vida's net earned premiums were $24.0 and $33.0 and net operating income was $1.8 and $0.2 for the three months ended March 31, 2002 and 2001. CNA Vida's results of operations, including the loss on sale, is presented as discontinued operations in all periods presented as required by SFAS No. 144.

2001 Dispositions and Planned Dispositions of Certain Subsidiaries

  In 2001, CNA planned to dispose of certain subsidiaries of which certain subsidiaries were sold during the fourth quarter resulting in a loss of $33.3 after-tax and minority interest. Revenues and net operating loss of these subsidiaries, included in the results of the first quarter of 2001 totaled approximately $7.0 and $2.6.

  Certain other subsidiaries for which CNA's intent to sell was announced during 2001, including the U.K. subsidiaries of CNA Re and CNA UniSource, a payroll processing company, continue to be held for disposition as of March 31, 2002. During 2001, a loss of approximately $150.0 was recorded on these subsidiaries which were held for disposition but not yet sold, based upon impairment analyses. Such impairment analyses, which included determining the anticipated loss from the planned disposition of these subsidiaries, involved the estimation of the net realizable value of each subsidiary held for disposition.

  The subsidiaries that continue to be held for disposition as of March 31, 2002 contributed revenues of approximately $48.0 and $109.0 and net operating losses of $1.8 and $2.6 in the first quarter of 2002 and 2001. The assets and net assets of these subsidiaries were approximately $2,700.0 and $0.1 as of March 31, 2002. The anticipated sale of the U.K. insurance subsidiaries will be subject to regulatory approval and all anticipated sales are expected to be completed in 2002.

  The statutory surplus of CNA Reinsurance Company Ltd., CNA Re's principal reinsurance company in the United Kingdom, was below the required regulatory minimum surplus level at December 31, 2001. After Continental Casualty Company contributed $120.0 of capital on March 25, 2002, the surplus of CNA Reinsurance Company Ltd. is above the regulatory minimum.

10. Discontinued Operations

  The Company reports CNA's net assets of discontinued operations, which primarily consists of operations discontinued in the mid-1990's, as other assets in the Consolidated Condensed Balance Sheets. The following table provides more detailed information regarding those net assets.

                                                    March 31, December 31,
                                                      2002        2001
--------------------------------------------------------------------------

Total investments . . . . . . . . . . . . . .      $ 471.0        $ 467.0
Other assets  . . . . . . . . . . . . . . . .        249.0          264.0
Insurance reserves  . . . . . . . . . . . . .       (404.0)        (412.0)
Other liabilities . . . . . . . . . . . . . .        (21.0)         (25.0)
-------------------------------------------------------------------------
Net assets of discontinued operations . . . .      $ 295.0        $ 294.0
=========================================================================

11. Business Segments:

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

  Loews Hotels owns and/or operates 17 hotels, 15 of which are in the United States and two are in Canada. There is also a property in the United States under development with an opening date scheduled in mid-2002.

  Diamond Offshore's business primarily consists of operating 45 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of March 31, 2002, 28 of these rigs were located in the Gulf of Mexico, 5 were located in Brazil and the remaining 12 were located in various foreign markets.

  Bulova distributes and sells watches and clocks under the brand names of Bulova, Wittnauer, Caravelle and Accutron with substantially all of its sales in the United States and Canada. All watches and clocks are purchased from foreign suppliers.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001 In addition, CNA does not maintain a distinct investment portfolio for each of its insurance segments, and accordingly, allocation of assets to each segment is not performed. Therefore, investment income and investment gains (losses) are allocated based on each segment's carried insurance reserves, as adjusted.

  The following tables set forth the Company's consolidated revenues and income by business segment:

                                                                       Three Months Ended
                                                                            March 31,
-------------------------------------------------------------------------------------------
                                                                        2002        2001
-------------------------------------------------------------------------------------------

Revenues (a):
  CNA Financial:
    Property and casualty . . . . . . . . . . . . . . . . . . .     $ 2,006.0    $ 2,090.9
    Life  . . . . . . . . . . . . . . . . . . . . . . . . . . .         458.1        489.4
    Group . . . . . . . . . . . . . . . . . . . . . . . . . . .         991.3        873.5
    Other Insurance . . . . . . . . . . . . . . . . . . . . . .          (7.5)       115.0
-------------------------------------------------------------------------------------------
   Total CNA Financial  . . . . . . . . . . . . . . . . . . . .       3,447.9      3,568.8
  Lorillard . . . . . . . . . . . . . . . . . . . . . . . . . .         984.3        933.9
  Loews Hotels  . . . . . . . . . . . . . . . . . . . . . . . .          77.2         84.8
  Diamond Offshore  . . . . . . . . . . . . . . . . . . . . . .         204.1        224.4
  Bulova  . . . . . . . . . . . . . . . . . . . . . . . . . . .          32.4         32.9
  Corporate . . . . . . . . . . . . . . . . . . . . . . . . . .          40.5         84.1
-------------------------------------------------------------------------------------------

  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,786.4    $ 4,928.9
===========================================================================================

Income before taxes, minority interest, discontinued
 operation and cumulative effect of changes in
 accounting principles:
  CNA Financial:
    Property and casualty . . . . . . . . . . . . . . . . . . .     $   140.2    $   375.9
    Life  . . . . . . . . . . . . . . . . . . . . . . . . . . .          67.2        133.1
    Group . . . . . . . . . . . . . . . . . . . . . . . . . . .          33.3         27.4
    Other Insurance . . . . . . . . . . . . . . . . . . . . . .         (67.3)        13.9
-------------------------------------------------------------------------------------------
   Total CNA Financial  . . . . . . . . . . . . . . . . . . . .         173.4        550.3
  Lorillard . . . . . . . . . . . . . . . . . . . . . . . . . .         272.5        270.5
  Loews Hotels  . . . . . . . . . . . . . . . . . . . . . . . .           9.5          8.7
  Diamond Offshore  . . . . . . . . . . . . . . . . . . . . . .          27.7         47.2
  Bulova  . . . . . . . . . . . . . . . . . . . . . . . . . . .           3.0          4.3
  Corporate . . . . . . . . . . . . . . . . . . . . . . . . . .          (2.7)        42.5
-------------------------------------------------------------------------------------------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   483.4    $   923.5
===========================================================================================

                                                                       Three Months Ended
                                                                            March 31,
-------------------------------------------------------------------------------------------
                                                                        2002        2001
-------------------------------------------------------------------------------------------

     Net income (a):
  CNA Financial:
    Property and casualty  . . . . . . . . . . . . . . . . . . .    $    83.5    $   218.6
    Life . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38.7         75.0
    Group  . . . . . . . . . . . . . . . . . . . . . . . . . . .         19.9         16.8
    Other Insurance  . . . . . . . . . . . . . . . . . . . . . .        (38.5)         2.3
-------------------------------------------------------------------------------------------
   Total CNA Financial  .. . . . . . . . . . . . . . . . . . . .        103.6        312.7
  Lorillard  . . . . . . . . . . . . . . . . . . . . . . . . . .        166.7        164.4
  Loews Hotels . . . . . . . . . . . . . . . . . . . . . . . . .          6.0          5.5
  Diamond Offshore  . .  . . . . . . . . . . . . . . . . . . . .          8.7         14.7
  Bulova . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1.6          2.4
  Corporate  . . . . . . . . . . . . . . . . . . . . . . . . . .         (2.7)        25.7
-------------------------------------------------------------------------------------------
  Income from continuing operations  . . . . . . . . . . . . . .        283.9        525.4
  Discontinued operations-net  . . . . . . . . . . . . . . . . .        (31.0)         0.2
  Cumulative effect of changes in accounting principles - net  .                     (53.3)
-------------------------------------------------------------------------------------------

  Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   252.9    $   472.3
===========================================================================================


  (a) Investment gains (losses) included in Revenues and Net income are as follows:

                                                                       Three Months Ended
                                                                           March 31,
-------------------------------------------------------------------------------------------
                                                                       2002         2001
-------------------------------------------------------------------------------------------

Revenues:
  CNA Financial:
    Property and casualty  . . . . . . . . . . . . . . . . . .      $  11.0        $ 197.3
    Life  . . . .  . . . . . . . . . . . . . . . . . . . . . .         13.4           68.5
    Group . . . . . . . . . . . .. . . . . . . . . . . . . . .          8.0            7.4
    Other Insurance  . . . . . . . . . . . . . . . . . . . . .        (31.4)          97.6
-------------------------------------------------------------------------------------------
   Total CNA Financial . . . . . . . . . . . . . . . . . . . .          1.0          370.8
  Corporate and other  . . . . . . . . . . . . . . . . . . . .         22.5           36.7
-------------------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  23.5        $ 407.5
===========================================================================================
Net income:
  CNA Financial:
    Property and casualty  . . . . . . . . . . . . . . . . . .      $   8.0        $ 109.2
    Life . . . . . . . . . . . . . . . . . . . . . . . . . . .          7.3           38.6
    Group  . . . . . . . . . . . . . . . . . . . . . . . . . .          4.6            4.1
    Other Insurance  . . . . . . . . . . . . . . . . . . . . .        (17.7)          55.0
-------------------------------------------------------------------------------------------
   Total CNA Financial . . . . . . . . . . . . . . . . . . . .          2.2          206.9
  Corporate and other  . . . . . . . . . . . . . . . . . . . .         13.6           22.0
-------------------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  15.8        $ 228.9
===========================================================================================

12. Legal Proceedings and Contingent Liabilities:

    INSURANCE RELATED

Tobacco Litigation
------------------

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

  CNA has determined that a small portion of the premiums assumed under the IGI Program related to United States workers compensation "carve-out" business. CNA is aware that a number of reinsurers with workers compensation carve-out insurance exposure have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA's potential liability will also be reduced. Moreover, based on information known at this time, CNA reasonably believes it has strong grounds for avoiding a substantial portion of its United States workers compensation carve-out exposure through legal action.

  As noted, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program. CNA believes it has valid and enforceable reinsurance contracts with the AAHRU Facility and other reinsurers with respect to the IGI Program, including the United States workers compensation carve-out business. However, certain reinsurers dispute their liabilities to CNA, and CNA has commenced arbitration proceedings against such reinsurers.

  CNA has established reserves for its estimated exposure under the program and an estimate for recoverables from retrocessionaires.

  CNA is pursuing a number of loss mitigation strategies. Although the results of these various actions to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such reserve additions will be material to the equity of the Company.

Other Contingencies

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At March 31, 2002 there were approximately $270.0 of outstanding letters of credit.

  CNA has a commitment to purchase a $100.0 floating rate note issued by the California Earthquake Authority in the event California earthquake-related insurance losses exceed $4,900.0 prior to December 31, 2002.

  CNA is obligated to make future payments totaling $516.0 for non-cancelable operating leases expiring from 2002 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows:
$81.0 in 2002; $94.0 in 2003; $74.0 in 2004; $64.0 in 2005; and $203.0 in
2006 and beyond.

Environmental Pollution and Other Mass Tort and Asbestos Reserves ("APMT")
--------------------------------------------------------------------------

  CNA's property-casualty insurance subsidiaries have potential exposures related to environmental pollution and other mass tort and asbestos claims.

  The following table provides data related to CNA's environmental pollution and other mass tort and asbestos-related claim and claim adjustment expense reserves.

                                                    March 31, 2002           December 31, 2001
     -------------------------------------------------------------------------------------------
                                               Environmental             Environmental
                                                 Pollution                 Pollution
                                               and Other Mass            and Other Mass
                                                   Tort       Asbestos      Tort        Asbestos
     -------------------------------------------------------------------------------------------

     Gross reserves . . . . . . . . . . .       $ 779.0       $1,579.0    $ 820.0      $1,590.0
     Less ceded reserves  . . . . . . . .        (195.0)        (355.0)    (203.0)       (386.0)
     -------------------------------------------------------------------------------------------
     Net reserves . . . . . . . . . . . .       $ 584.0       $1,224.0    $ 617.0      $1,204.0
     ===========================================================================================

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

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001 or the first three months of 2002, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA's results of operations and/or financial position.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

  As of March 31, 2002 and December 31, 2001, CNA carried approximately $584.0 and $617.0 of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. There was no environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2002. Unfavorable environmental pollution and other mass tort development for the three months ended March 31, 2001 amounted to $3.0.

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

  As of March 31, 2002 and December 31, 2001, CNA carried approximately $1,224.0 and $1,204.0 of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended March 31, 2002. Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended March 31, 2001 amounted to $21.0. CNA has attempted to manage its asbestos-related exposures by aggressively resolving older claims.

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

  Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA's results of operations and/or financial condition.

  The results of operations and financial condition of CNA in future years may continue to be adversely affected by environmental pollution and other mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as warranted.

    NON-INSURANCE

TOBACCO RELATED

  Approximately 4,650 product liability cases are pending against cigarette manufacturers in the United States; Lorillard is a defendant in approximately 4,250 of these cases. Lawsuits continue to be filed against Lorillard and other manufacturers of tobacco products. Some of the lawsuits also name the Company as a defendant. Among the 4,650 product liability cases are approximately 1,250 cases pending in a West Virginia court. Another group of approximately 2,825 cases has been brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits and is a defendant in most of the cases pending in West Virginia.

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

  Some cases have been brought by individual plaintiffs who allege cancer and/or other health effects resulting from an individual's use of cigarettes and/or smokeless tobacco products, addiction to smoking or exposure to environmental tobacco smoke. These cases are generally referred to as "conventional product liability cases." In other cases, plaintiffs have brought claims as purported class actions on behalf of large numbers of individuals for damages allegedly caused by smoking. These cases are generally referred to as purported "class action cases." In other cases, plaintiffs are U.S. and foreign governmental entities or entities such as labor unions, private companies, hospitals or hospital districts, American Indian tribes, or private citizens suing on behalf of taxpayers. Plaintiffs in these cases seek reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages. These cases are generally referred to as "reimbursement cases." In addition, there are claims for contribution and/or indemnity in relation to asbestos claims filed by asbestos manufacturers or the insurers of asbestos manufacturers. These cases are generally referred to as "claims for contribution."

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

  Except for the impact of the State Settlement Agreements as described below, Lorillard is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

SIGNIFICANT RECENT DEVELOPMENTS -

  During April of 2002, the U.S. District Court for the Middle District of North Carolina granted a motion for class certification on behalf of tobacco farmers in the case of DeLoach v. Philip Morris Inc., et al. The class members contend that U.S. cigarette manufacturers conspired to set the prices they offered to U.S. growers for tobacco. An estimated 500,000 farmers are members of the class. As of May 1, 2002, the deadline had not expired for defendants, which include Lorillard, to attempt to pursue an interlocutory appeal from the class certification ruling.

  During March of 2002, a jury impaneled by the Circuit Court of Multnomah County, Oregon, returned a verdict in favor of the plaintiff in a suit brought against another cigarette manufacturer, Schwarz v. Philip Morris Incorporated. The jury awarded plaintiff approximately one hundred nineteen thousand dollars in economic damages, fifty thousand dollars in non-economic damages and $150.0 in punitive damages. Many of plaintiff's claims were directed to allegations that the defendant had made false representations regarding the low tar cigarettes smoked by the decedent. The court granted in part the defendant's motion for elimination or reduction of the punitive damages award and reduced the punitive damages verdict to $100.0. The deadline for the defendant to notice an appeal has not expired. Neither the Company nor Lorillard are defendants in this matter.

  During March of 2002, a jury impaneled by the U.S. District Court for the District of Rhode Island returned a verdict in favor of the only defendant in a case against another U.S. cigarette manufacturer, Hyde v. Philip Morris Incorporated. As of May 1, 2002, the court had not ruled on the motion for new trial filed by the plaintiff. Neither the Company nor Lorillard are defendants in this matter.

  During February of 2002, the U.S. District Court for the Eastern District of New York entered an order in the case of Blue Cross and Blue Shield of New Jersey, et al. v. Philip Morris Incorporated, et al., a health plan reimbursement case, that awarded plaintiffs' counsel approximately $38.0 in attorneys' fees from the defendants, including Lorillard. The award of attorneys' fees followed from a 2001 verdict in favor of one of the plan plaintiffs that is asserting claims in the case, Empire Blue Cross and Blue Shield. Defendants are pursuing a single appeal from the judgment reflecting the verdict and from the order awarding attorneys' fees.

  During February of 2002, a jury impaneled by the U.S. District Court for the District of Kansas returned a verdict in favor of the plaintiff in a case against other U.S. cigarette manufacturers, Burton v. R.J. Reynolds Tobacco Company, et al. The jury awarded plaintiff approximately $0.2 in actual damages and found that plaintiff had presented evidence that entitled him to an award of punitive damages from one of the two defendants in the case. Pursuant to Kansas law, the amount plaintiff will be awarded in punitive damages will be determined by the court. As of May 1, 2002, the court has not awarded punitive damages. Neither the Company nor Lorillard are defendants in this matter.

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

  The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

  Lorillard recorded pre-tax charges of $295.8 and $279.2 for the three months ended March 31, 2002 and 2001, respectively, to account for its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

  The State Settlement Agreements require that the domestic tobacco industry make annual payments in the following amounts, subject to adjustment for several factors, including inflation, market share and industry volume: 2002, $11,300.0; 2003, $10,900.0; 2004 through 2007,
$8,400.0; and thereafter, $9,400.0. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500.0, as well as additional amounts of $250.0 per annum for 2002 through 2003. These payment obligations are the several and not joint obligations of each settling defendant.

  The State Settlement Agreements also include provisions relating to significant advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to tobacco control and underage use laws, and other provisions.

  In addition, as part of the Master Settlement Agreement, the Original Participating Manufacturers committed to work cooperatively with the tobacco growing community to address concerns about the potential adverse economic impact on that community. On January 21, 1999, the Original Participating Manufacturers reached an agreement to establish a $5,200.0 trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris paid more than its market share in 1999 but will have its payment obligations reduced in 2009 and 2010 to make up for the overpayment. Of the total $5,200.0, a total of $1,100.0 was paid since 1999 through March 31, 2002, of which $91.0 was paid by Lorillard. Lorillard believes its remaining payments under the agreement will total approximately $424.0. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of new increases in state or federal excise taxes on tobacco products that benefit the tobacco growing community.

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

CONVENTIONAL PRODUCT LIABILITY CASES - Conventional product liability cases are cases in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, due to use of smokeless tobacco products, or due to cigarette or nicotine dependence or addiction. Plaintiffs in most conventional product liability cases seek unspecified amounts in compensatory damages and punitive damages. Lorillard is a defendant in approximately 1,300 of these cases. This total includes approximately 1,150 cases pending in West Virginia that are part of a consolidated proceeding. Additional cases are pending against other cigarette manufacturers. The Company is a defendant in nine of the cases filed by individuals, although four of the cases have not been served on the Company. The Company is not a defendant in any of the conventional product liability cases pending in West Virginia.

  Since January 1, 2000, 15 cases filed by individual plaintiffs have been tried. Lorillard was a defendant in three of the 15 cases, and juries returned verdicts in favor of the defendants in each of these three matters. The Company was not a defendant in any of the 15 conventional product liability cases tried since January 1, 2000. As of May 1, 2002, no trials were proceeding in any matter filed by individuals against Lorillard or the Company, or, to our knowledge, against any other U.S. cigarette manufacturer.

  Lorillard was not a defendant in 12 of the individual cases tried since January 1, 2000. Juries have returned verdicts in favor of the defendants in five of the cases. In one of the suits, a court granted the motion for directed verdict filed by the defendant at the conclusion of plaintiff's evidence. In the six cases decided in plaintiffs' favor, juries have awarded various amounts. During 2002, an Oregon jury awarded the plaintiff approximately $0.17 in actual damages and $150.0 in punitive damages. In another 2002 trial, a Kansas jury awarded a plaintiff $.2 in actual damages and found that plaintiff had presented evidence that entitles him to recover an award for punitive damages. The determination of the punitive damages award will be decided by court at a later date. In 2001, a Florida jury awarded plaintiff $0.17 in actual damages but declined to award punitive damages, while a California jury awarded another plaintiff approximately $5.5 in actual damages and $3,000.0 in punitive damages, although the court subsequently reduced the punitive damages award to $100.0. During 2000, a California jury awarded plaintiffs $21.5 and a Florida jury awarded plaintiff $0.2.

  As a result of pending appeals or post-trial motions, plaintiffs have not been able to execute on any of the judgments reflecting these adverse verdicts. The defendant in the 2002 Oregon case has filed a motion for elimination or reduction of the punitive damages award. As of May 1, 2002, the verdict in the Kansas case had not been fully resolved so no challenges to the award have been submitted. In the Florida case that resulted in the award of $0.2, the trial court granted defendant's post-trial motion and entered judgment in favor of the defendant. Plaintiff, however, has noticed an appeal. Defendants have noticed appeals in the three other cases in which juries returned verdicts in favor of the plaintiffs.

  Appeals also are pending in two cases in which adverse verdicts were returned prior to January 1, 2000. Neither Lorillard nor the Company is a defendant in either of these matters. In one of these matters, the California Supreme Court issued a ruling during January of 2002 that accepted for review the defendant's appeal from a 1999 judgment by a California court that reflects an award to a California plaintiff of $26.5. The California Court of Appeal, in rulings issued during 2001, affirmed this judgment and subsequently denied the defendant's motion for rehearing. In the second of these matters, the Oregon Court of Appeals, during October of 2001, took under advisement the appeal from the judgment reflecting an award to an Oregon plaintiff of $32.8.

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

  The California Supreme Court is reviewing decisions by the California Court of Appeals as to whether a California statute bars claims against cigarette manufacturers if the claims accrued between 1988 and 1998. The California Supreme Court is scheduled to hear argument of this appeal during May of 2002, and the court expected to announce its ruling during 2002.

FLIGHT ATTENDANT CASES - There are approximately 2,825 cases pending in the Circuit Court of Dade County, Florida against Lorillard and three other U.S. cigarette manufacturers in which the plaintiffs are present or former flight attendants, or the estates of deceased flight attendants, who allege injury as a result of exposure to environmental tobacco smoke in aircraft cabins. The Company is not a defendant in any of the flight attendant cases.

  The suits were filed as a result of a settlement agreement on October 10, 1997 by the parties to Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The trial court approved the settlement agreement on February 3, 1998. Pursuant to the settlement agreement, among other things, Lorillard and three other U.S. cigarette manufacturers paid approximately $300.0 to create and endow a research institute to study diseases associated with cigarette smoke. In addition, the settlement agreement permitted the plaintiff class members to file individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

  During October of 2000, the Circuit Court of Dade County, Florida entered an order that may be construed to hold that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. It is not clear how the trial judges will apply this order. The Florida Third District Court of Appeal dismissed as premature defendants' appeal from the October 2000 decision. The Court of Appeals denied defendants' motion for rehearing and for rehearing en banc or, in the alternative, for certification of the October 2001 ruling to the Florida Supreme Court. During January 2002, the defendants, which include Lorillard, filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in order to seek review of the trial court's

October 2000 ruling and the orders by the Florida Third District Court of Appeal that affirmed the October 2000 decision.

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

  Additional flight attendant cases are set for trial. As of May 1, 2002, approximately 15 such cases were scheduled for trial between May and November of 2002. It is possible that several of the flight attendant cases will be tried during 2002 and thereafter.

CLASS ACTION CASES - Certain cases have been filed against cigarette manufacturers, including Lorillard, in which plaintiffs purport to seek class certification on behalf of groups of cigarette smokers. Lorillard is a defendant in approximately 25 of these cases, four of which also name the Company as a defendant. One case that names both the Company and Lorillard as defendants has not been served on any of the parties. As of May 1, 2001, two of the purported class actions were on appeal. The remaining purported class actions are in the pre-trial, discovery stage, except that trial proceedings are under way in the case of Scott v. The American Tobacco Company, et al. In addition, the time for appeal has not expired from the verdict returned in favor of the defendants in Blankenship v. American Tobacco Company, et al. during November of 2001. Most of the suits seek class certification on behalf of residents of the states in which the purported class action cases have been filed, although some suits seek class certification on behalf of residents of multiple states. Plaintiffs in all but two of the purported class action cases seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. In one of the two remaining purported class action cases, plaintiffs seek class certification on behalf of individuals who paid insurance premiums. Plaintiffs in the other remaining suit seek class certification on behalf of U.S. residents under the age of 22 who purchased cigarettes as minors and who do not have personal injury claims. Neither Lorillard nor the Company are defendants in approximately 20 additional class action cases pending against other cigarette manufacturers, many of which assert claims on behalf of smokers of "light" cigarettes. Plaintiffs in a few of the reimbursement cases, which are discussed below, also seek certification of such cases as class actions.

  Various courts have ruled on motions for class certification in smoking and health-related cases. In 12 state court cases, which were pending in five states and the District of Columbia, courts have denied plaintiffs' class certification motions. In another 15 cases, cigarette manufacturers have defeated motions for class certification before either federal trial courts or courts of appeal from cases pending in 13 states and the Commonwealth of Puerto Rico. The denial of class certification in a New York federal court case, however, was due to the court's interest in preserving judicial resources for a potentially broader class certification ruling in In re Simon (II) Litigation, which is discussed below. In six cases in which Lorillard is a defendant, plaintiffs' motions for class certification have been granted and appeals either have been rejected at the interlocutory stage, or, in one case, plaintiffs' claims were resolved through a settlement agreement. These six cases are Broin

(which is the matter concluded by a settlement agreement and discussed under "Flight Attendant Cases"), Engle, Blankenship, Scott, Daniels and Brown.

  Theories of liability asserted in the purported class action cases include a broad range of product liability theories, including those based on consumer protection statutes and fraud and misrepresentation. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in many of the cases seek medical monitoring. Plaintiffs in some of the purported class action cases are represented by a well-funded and coordinated consortium of law firms from throughout the United States.

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

  By order dated July 30, 1999 and supplemented on August 2, 1999, together, the Punitive Damages Order, the trial judge amended the trial plan with respect to the manner of determining punitive damages. The Punitive Damages Order provided that the jury would determine punitive damages, if any, on a lump-sum dollar amount basis for the entire qualified class. The Florida Third District Court of Appeal rejected as premature defendants' appeals from the Punitive Damages Order, and the Florida Supreme Court declined to review the Punitive Damages Order at that time.

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

  On November 6, 2000, the Circuit Court of Dade County, Florida, entered a final judgment in favor of the plaintiffs. The judgment also provides that the jury's awards bear interest at the rate of 10% per year. The court's final judgment denied various of defendants' post-trial motions, which included a motion for new trial and a motion seeking reduction of the punitive damages award. Lorillard has noticed an appeal from the final judgment to the Florida Third District Court of Appeal and has posted its appellate bond in the amount of $100.0 pursuant to Florida legislation enacted in May of 2000 limiting the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, during May of 2001, Lorillard and two other defendants jointly contributed a total of $709.0 to a fund (held for the benefit of the Engle plaintiffs) that will not be recoverable by them even if challenges to the judgment are resolved in favor of the defendants. As a result, the class has agreed to a stay of execution, referred to as the Engle agreement, on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court. Lorillard contributed a total of $200.0 to this fund, which included the $100.0 that was posted as collateral for its appellate bond. Accordingly, Lorillard recorded a pretax charge of $200.0 in the second quarter of the year ended December 31, 2001.

  In the event that Lorillard, Inc.'s balance sheet net worth falls below $921.2 (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle agreement would terminate and the class would be free to challenge the Florida legislation. As of March 31, 2002, Lorillard, Inc. had a balance sheet net worth of approximately $1,341.2.

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

  Lorillard is a defendant in six separate lawsuits that are pending in the Florida courts in which the plaintiffs claim that they are members of the Engle class, that all liability issues associated with their claims were resolved in the earlier phases of the Engle proceedings, and that trials on their claims should proceed immediately. Lorillard is opposing trials of these actions on the grounds that they should be considered during Phase Three of the Engle case and should be stayed while the Engle appeal is proceeding.

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

Other Class Action Cases - On November 14, 2001, a jury in the Circuit Court of Ohio County, West Virginia returned a verdict in favor of the defendants, including Lorillard, in the case of Blankenship v. American Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997). The court has denied plaintiffs' motion for new trial. As of May 1, 2002, the deadline for plaintiffs to notice an appeal had not expired. During 2000, the court granted plaintiffs' motion for class certification. The court ruled that the class consisted of West Virginia residents who were cigarette smokers on or after January 31, 1995; who had a minimum of a five pack-year smoking history as of December 4, 2000; who had not been diagnosed with certain medical conditions; and who had not received health care funded by the State of West Virginia. The West Virginia Supreme Court of Appeals declined to review defendants' petition for a writ of prohibition against the class certification ruling. Plaintiffs sought the creation of a fund, the purpose of which would be to pay for class members to receive medical monitoring for chronic obstructive pulmonary disease, emphysema and lung cancer. Lorillard was a defendant in the case.

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the trial court certified a class comprised of residents of the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages. Jury selection began during June of 2001. A twelve-member jury and ten alternate jurors were selected, but the Louisiana Court of Appeals and the Louisiana Supreme Court, in response to writ applications initiated by the defendants, excused a total of 14 jurors or alternate jurors. In their writ applications, defendants contended that several selected jurors had family members who were potential members of the class certified by the trial court, and that the selected jury was biased against the defendants. The Louisiana Supreme Court has directed the trial court to re-open the jury selection process in order to select additional jurors. The Louisiana Supreme Court, however, has denied defendants' motion to declare a mistrial due to issues related to the jury selection process. The trial court has not announced when the jury as finally constituted would begin hearing evidence in the trial. Lorillard is a defendant in the case.

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

REIMBURSEMENT CASES - In addition to the cases settled by the State Settlement Agreements described above, approximately 45 other suits are pending, comprised of cases brought by the U.S. federal government, county governments, city governments, unions, American Indian tribes, hospitals or hospital districts, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds allegedly expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including injunctive relief, indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in some of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in some of the cases seek medical monitoring. Lorillard is named as a defendant in all of the reimbursement cases except for a few of those filed in U.S. courts by foreign governments. The Company is named as a defendant in approximately 30 of the pending reimbursement cases, although it has not received service of four of these matters.

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

  During September of 2000, the court granted in part and denied in part defendants' motion to dismiss the complaint. The court dismissed plaintiff's claims asserted under the Medical Care Recovery Act as well as those under the Medicare as Secondary Payer provisions of the Social Security Act. The court denied the motion as to plaintiff's claims under the Racketeering Influenced and Corrupt Organizations Act. Plaintiff sought modification of the trial court's order as it related to the dismissal of the Medical Care Recovery Act claim. In an amended complaint filed during February of 2001, plaintiff attempted to replead the Medicare as Secondary Payer claim. In a July 2001 decision, the court reaffirmed its dismissal of the Medical Care Recovery Act claims. The court also dismissed plaintiff's reasserted claims under the Medicare as Secondary Payer Act. The court has denied a motion for intervention and a proposed complaint in intervention filed by the Cherokee Nation Tribe on behalf of a purported nationwide class of American Indian tribes. Trial in this matter is schedule to begin during July of 2003.

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

Reimbursement Cases by American Indian Tribes - American Indian tribes are the plaintiffs in four pending reimbursement suits. Three of the four cases have been filed in tribal courts. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the pending tribal cases. One of the four cases is pending before a federal court of appeals following plaintiffs' appeal from an order that granted defendants' motion to dismiss the complaint. The remaining three cases are in the pre-trial discovery stage.

Reimbursement Cases by Private Companies and Health Plans or Hospitals and Hospital Districts - Two cases are pending against cigarette manufacturers in which the plaintiffs are not-for-profit insurance companies. Lorillard is a defendant in both pending cases. The Company is not a defendant in either matter. In addition, two cases are pending in which plaintiffs are hospitals or hospital districts. Lorillard is named as a defendant in both such cases. The Company is not named as a defendant in either of the cases filed by hospitals or hospital districts. In one additional suit, a city governmental entity and several hospitals or hospital districts are plaintiffs. The Company is a defendant in this case.

  On June 4, 2001, the jury in the U.S. District Court for the Eastern District of New York in the case of Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al., returned a verdict awarding damages against the defendants, including Lorillard. In this trial, the jury heard evidence as to the claims of only one of the plan plaintiffs, Empire Blue Cross and Blue Shield, referred to as "Empire." In its June 4, 2001 verdict, the jury found in favor of the defendants on some of Empire's claims. One of the jury's findings precluded it from considering Empire's claims for punitive damages. The jury found in favor of Empire on certain other of plaintiff's claims. As a result of these findings, Empire is entitled to an award of approximately $17.8 in total actual damages, including approximately $1.5 attributable to Lorillard. The court denied plaintiff's post-verdict application for trebling of the damages awarded by the jury. On November 1, 2001, the court entered a final judgment that reflects the jury's verdict. In the final judgment, Empire was awarded approximately $1.5 in actual damages and approximately fifty-five thousand dollars in pre-judgment interest for a total award against Lorillard of approximately $1.6. The court has awarded plaintiff's counsel approximately $38.0 in attorneys' fees. The defendants, including Lorillard, have noticed an appeal to the U.S. Court of Appeals for the Second Circuit from the final judgment and from the order awarding plaintiff's counsel attorneys' fees.

Reimbursement Cases by Labor Unions - Three reimbursement cases are pending in which the plaintiffs are labor unions, their trustees or their trust funds. Lorillard is a defendant in each of these suits. The Company is a defendant in two of the pending suits. Approximately 75 union cases have been dismissed in recent years. Some of these cases were dismissed voluntarily, while others were dismissed as a result of defendants' motions. Appeals were sought from some of these dismissal rulings and defendants have prevailed in each of these appeals. The Second, Third, Fifth, Seventh, Eighth, Ninth and Eleventh Circuit Courts of Appeal have found in favor of the defendants in each of the appeals from dismissal orders entered by the federal trial courts that were submitted to them, and the U.S. Supreme Court has denied petitions for writ of certiorari that sought review of some of these decisions. In addition, the Circuit Court of Appeals for the District of Columbia entered a ruling in 2001 that found in favor of the defendants on an appeal they filed from a ruling by a trial court that refused to dismiss four union cases. During 2001, an intermediate California court of appeal affirmed the final judgment entered in favor of the defendants in a union case, and the California Supreme Court has accepted plaintiffs' appeal. Several cases pending in state courts also have been dismissed.

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

  The federal judge directed that a combined suit be filed encompassing all of the claims pending before him that name cigarette manufacturers as defendants. This matter is styled In re Simon (II) Litigation (U.S. District Court, Eastern District, New York, filed September 6, 2000). The Company and Lorillard are defendants in this proceeding. In a November 2000 ruling, the court stated that Simon II should be triable without appreciable delay should it be certified. During March of 2001, the court heard argument of plaintiffs' motion for class certification, plaintiffs' motion for appointment of class counsel, and defendants' motion to dismiss the complaint. During December of 2001, the plaintiffs proposed to the court that a test case comprising the claims of 15 individual plaintiffs be tried. On January 31, 2002, a complaint on behalf of 13 individual smokers, or the estates of deceased smokers, was filed. Lorillard is named as a defendant in this suit. The Company is not named as a defendant. A trial date of this case has not been scheduled.

  Trial was held in two of the matters during 2001. During January of 2001, the court declared a mistrial in the case of Falise v. The American Tobacco Company, et al. The plaintiffs, who were the trustees of the Johns Manville Trust, voluntarily dismissed the case during 2001 and relinquished their right to seek a re-trial. During June of 2001, a verdict was returned in the case of Blue Cross and Blue Shield of New Jersey (trial was limited to the claims of only one plan plaintiff), a reimbursement case described above. Following conclusion of the Blue Cross trial, the U.S. District Judge stayed the claims asserted in the suit by the other plan plaintiffs pending resolution of defendants' appeal. The U.S. District Judge also stayed several of the cases involving cigarette manufacturers pending before the judge.

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

FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than 40 years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 30 filter cases are pending in federal and state courts against Lorillard. The Company is not a defendant in any of the pending filter cases. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Trials have been held in 15 such cases, including three since January 1, 2000. Juries have returned verdicts in favor of Lorillard in 11 of the 15 trials. Four verdicts have been returned in plaintiffs' favor. In a 1995 trial, a California jury awarded plaintiffs approximately $1.2 in actual damages and approximately $0.7 in punitive damages. In a 1996 trial, another California jury awarded plaintiff approximately $0.1 in actual damages. In a 1999 trial, a Maryland jury awarded plaintiff approximately $2.2 in actual damages. In a 2000 trial, a California jury awarded plaintiffs $1.1 in actual damages and the case was settled prior to a determination of punitive damages.

TOBACCO-RELATED ANTITRUST CASES - Wholesalers and Direct Purchaser Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, were named as defendants in nine separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1993 in violation of the Sherman Act. These actions seek certification of a class including all domestic and international wholesalers similarly affected by such alleged conduct, and damages, injunctive relief and attorneys' fees. These actions were consolidated for pre-trial purposes in the U.S. District Court for the Northern District of Georgia. The Court has granted class certification for a four-year class (beginning in 1996 and ending in 2000) of domestic direct purchasers. Lorillard and the other defendants' motions for summary judgment seeking to dismiss the actions in their entirety are pending before the Court awaiting resolution. The Company has been voluntarily dismissed without prejudice from all direct purchaser cases.

Indirect Purchaser Suits - Approximately 30 suits are pending in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. One indirect purchaser suit, in New York, has been dismissed in its entirety. The Arizona indirect purchaser suit was dismissed by the trial court, but the dismissal was reversed on appeal in May 2002. While one court has granted plaintiffs motion to certify a class of consumers in one of these cases, another court has refused to do so, and other motions seeking class certification have been deferred by other courts pending resolution of the federal case discussed above. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16,
2000). Lorillard is named as a defendant in a lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies are also presently named as defendants, and the plaintiffs have now added the major leaf buyers as defendants. This case was originally filed in U.S. District Court, District of Columbia, and transferred to a North Carolina federal court upon motion by the defendants. The plaintiffs' claims relate to the conduct of the companies in the purchase of tobacco through the auction system under the federal program. The suit seeks an unspecified amount of actual damages, trebled under the antitrust laws, and injunctive relief. On April 3, 2002 the court certified a class consisting of all persons holding a quota (the licenses that a farmer must either own or rent to sell the crop) to grow, and all domestic producers who sold, flue-cured or burley tobacco at anytime from February 1996 to present. Defendants, including Lorillard, have filed a petition pursuant to Rule 23(f) of the Federal Rules of Procedure with the United States Court of Appeals for the Fourth Circuit seeking to appeal the District Court's decision on class certification.

                               * * * *

OTHER LITIGATION - The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will, in the opinion of management, materially affect the Company's results of operations or equity.

13. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001 and the statements of income and changes in cash flows for the three months ended March 31, 2002 and 2001.

      Results of operations for the first three months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------------

OVERVIEW

  The Company reported consolidated net income (including both the Loews Group and Carolina Group) for the 2002 first quarter of $252.9 million, compared to $472.3 million in the 2001 first quarter. Net income in the first quarter of 2002 includes net investment gains of $15.5 million compared to $228.9 million in the comparable period of the prior year. Net income in the first quarter of 2002 also includes a loss for discontinued operations at CNA of $31.0 million, compared to income of $0.2 million in the 2001 first quarter. The first quarter of 2001 included a charge for accounting changes of $53.3 million related to accounting for derivative instruments at CNA.

  Consolidated net operating income, which excludes net investment gains, discontinued operations and accounting changes, for the quarter ended March

31, 2002 was $268.1 million, compared to $296.5 million in the 2001 first quarter.

  Net operating income is calculated by deducting net investment gains or losses, discontinued operations and the cumulative effect of a change in accounting principle (after deduction of related income taxes and minority interests), from net income. Analysts following our stock have advised us that such information is meaningful in assisting them in measuring the performance of our insurance subsidiaries. In addition, it is used in management's discussion of the results of operations for the insurance related segments due to the significance of the amount of net investment gains or losses. Net operating income is also a common measure throughout the insurance industry. Net realized investment gains are excluded from this operating measure because investment gains or losses related to CNA's available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

  The Company has two classes of common stock, Loews Common Stock and Carolina Group Stock, issued in February 2002. Earnings per share data are presented for the Company's two classes of common stock for the periods they were outstanding.

  Net income attributable to Loews Common Stock for the 2002 first quarter amounted to $234.9 million or $1.23 per share, compared to $472.3 million or $2.40 per share in the 2001 first quarter. Net income in the first quarter of 2002 includes net investment gains attributable to Loews Common Stock of $15.5 million or $.08 per share, compared to gains of $228.9 million or $1.16 per share in the comparable period of the prior year. Net income attributable to Loews Common Stock in the first quarter of 2002 also included a loss for discontinued operations at CNA of $31.0 million or $.16 per share, compared to income of $0.2 million in the 2001 first quarter. The first quarter of 2001 also included a charge for accounting changes of $53.3 million or $.27 per share, related to accounting for derivative instruments at CNA.

  Net operating income attributable to Loews Common Stock, which excludes net investment gains, discontinued operations and accounting changes, for the quarter ended March 31, 2002, was $250.4 million or $1.31 per share, compared to $296.5 million or $1.50 per share in the 2001 first quarter.

  Net income attributable to Carolina Group stock for the 2002 first quarter amounted to $18.0 million or $.45 per share. The Company is issuing a separate press release reporting the actual and pro forma results of the Carolina Group for the quarters ended March 31, 2002 and 2001. The Carolina Group's reported results for the quarter ended March 31, 2001 do not reflect the issuance in February 2002 of Carolina Group stock.

  Consolidated gross revenues amounted to $4.8 billion in the first quarter of 2002, compared to $4.9 billion in the comparable period of the prior year. Revenues for the quarter ended 2001 have been restated for comparative purposes to reflect the adoption of new accounting principles related to the classification of promotional expenses by Lorillard.

  In February 2002, the Company created a second class of common stock, called Carolina Group Stock, a tracking stock intended to reflect the economic performance of a group of the Company's assets and liabilities, called the Carolina Group, principally consisting of the Company's subsidiary Lorillard, Inc., and in an initial public offering the Company issued shares of Carolina Group Stock representing 23.17% of the economic performance of the Carolina

Group. Loews Common Stock will continue to represent the economic performance of the Company's remaining assets, including the 76.83% interest in the Carolina Group not represented by Carolina Group Stock.

  At March 31, 2002, the Company had a book value of $57.29 per share of Loews Common Stock compared to a book value of $50.39 per share at December 31, 2001. The increase in Loews Common Stock book value per share is primarily due to proceeds from issuance of the Carolina Group common stock and the Loews Group's net economic interest in the notional intergroup debt receivable.

  As of March 31, 2002, there were 189,405,800 shares of Loews Common Stock outstanding. During the quarter ended March 31, 2002, the Company purchased 2,099,200 shares of Loews Common Stock at an aggregate cost of $122.9 million. Depending on market conditions, the Company from time to time purchases shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

Classes of Common Stock

  The issuance of Carolina Group Stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group Stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are (a) the Company's 100% stock ownership interest in Lorillard, Inc.; (b) $2.5 billion of notional, intergroup debt owed by the Carolina Group to the Loews Group, bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and (c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

  The outstanding Carolina Group Stock represents a 23.17% economic interest in the economic performance of the Carolina Group. The Loews Group, reflecting the earnings attributable to Loews Common Stock, consists of all the Company's assets and liabilities other than the 23.17% economic interest represented by the outstanding Carolina Group Stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

  The existence of separate classes of common stock could give rise to occasions where the interests of the holders of Loews Common Stock and Carolina Group Stock diverge or conflict or appear to diverge or conflict. Subject to its fiduciary duties, the Company's board of directors could, in its sole discretion, from time to time, make determinations or implement policies that affect disproportionately the groups or the different classes of stock. For example, Loews's board of directors may decide to reallocate assets, liabilities, revenue, expenses and cash flows between groups, without the consent of shareholders. The board of directors would not be required to select the option that would result in the highest value for holders of Carolina Group stock.

  As a result of the flexibility provided to Loews's board of directors, it might be difficult for investors to assess the future prospects of the Carolina Group based on the Carolina Group's past performance.

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

  CNA conducts its operations through five operating groups: Standard Lines, Specialty Lines and CNA Re (these groups comprise the Company's Property-Casualty segment); Group Operations and Life Operations. In addition to these five operating segments, certain other activities are reported in the Other Insurance segment. These segments reflect the way CNA manages its operations and makes business decisions. Segment disclosures of prior periods have been modified to conform with the current period presentation.

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

  CNA's overall reinsurance program includes certain property-casualty contracts, such as the corporate aggregate treaties discussed in more detail later in this section, that are entered into and accounted for on a "funds withheld" basis. Under the funds withheld basis, CNA records a liability for substantially all of the premiums that are ceded under a reinsurance contract. CNA is required to increase the funds withheld balance at stated interest crediting rates. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA's retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Condensed Balance Sheets.

  Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, included in other net investment income, was $58.0 and $36.0 million for the first quarter of 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,877.0 and $2,724.0 million at March 31, 2002 and December 31, 2001.

  The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

  For 2002, CNA has entered into an aggregate reinsurance treaty covering substantially all of CNA's property-casualty lines of business (the "2002 Cover"). The loss protection provided by the 2002 Cover is dependent on the level of subject premium, but there is a maximum aggregate limit of $1,125.0 million. Maximum ceded premium under the contract is $683.0, and premiums, claims recoveries and interest charges other than the reinsurer's margin and related fees are made on a funds withheld basis. Interest is credited on funds withheld at 8.0%, and all premiums are deemed to have been paid as of January 1, 2002. Ceded premium related to the reinsurer's margin in the amount of $3.0 million was recorded for the 2002 Cover for the three months ended March 31, 2002.

  The aggregate reinsurance protection from the 2002 Cover attaches at a defined accident year loss and allocated loss adjustment expense (collectively, losses) ratio. Under the contract, CNA has the right to elect to cede losses to the 2002 Cover when its recorded accident year losses exceeds the attachment point. This election period expires March 31, 2004. If no losses are ceded by this date, the contract is deemed to be commuted. If CNA elects to cede any losses to the 2002 Cover, it must continue to cede all losses subject to the terms of the contract.

  In 1999, CNA entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property-casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss and allocated loss adjustment expense (collectively, losses) ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 million of ceded losses with an aggregate limit of $1.0 billion of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8.0% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum.

  The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the September 11, 2001 World Trade Center Disaster and related events ("WTC event"), the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded during 2001, the $500.0 million limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500.0 million of limit on accident years 2000 and 2001 under the first section. The impact of the Aggregate Cover on pretax operating results was as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                               2002      2001
------------------------------------------------------------------------------
                                                               (In millions)

Ceded earned premiums . . . . . . . . . . . . . .                     $ (42.0)
Ceded claim and claim adjustment expense  . . . .                        39.0
Interest charges  . . . . . . . . . . . . . . . .            $(13.0)     (6.0)
------------------------------------------------------------------------------
Pretax impact on operating results  . . . . . . .            $(13.0)  $  (9.0)
==============================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 million of ceded losses. The ceded premiums are a percentage of ceded losses and for the $760.0 million of limit, the ceded premium is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $563.0 million have been ceded under the CCC Cover through March 31, 2002.

  The impact of the CCC Cover on pretax operating results was as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                               2002      2001
------------------------------------------------------------------------------
                                                               (In millions)

Ceded earned premiums . . . . . . . . . . . . . .            $(61.0)  $  (1.0)
Ceded claim and claim adjustment expense  . . . .              93.0
Interest charges  . . . . . . . . . . . . . . . .             (10.0)
------------------------------------------------------------------------------
Pretax impact on operating results  . . . . . . .            $ 22.0   $  (1.0)
==============================================================================

  The impact by operating segment of the 2002 Cover, Aggregate Cover and the CCC Cover on pretax operating results was as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                               2002      2001
------------------------------------------------------------------------------
                                                               (In millions)

Standard Lines . . . . . . . . . . . . . . . . . .           $(14.0)  $  (5.0)
Specialty Lines  . . . . . . . . . . . . . . . . .             (2.0)     (2.0)
CNA Re . . . . . . . . . . . . . . . . . . . . . .             22.0
Corporate and Other  . . . . . . . . . . . . . . .                       (3.0)
------------------------------------------------------------------------------
Pretax impact on operating results . . . . . . . .           $  6.0   $ (10.0)
==============================================================================

2001 Restructuring

  In 2001, CNA finalized and approved two separate restructuring plans. The first plan related to CNA's Information Technology operations (the "IT Plan"). The second plan related to restructuring the property-casualty segments and Life Operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the "2001 Plan").

IT Plan

  The overall goal of the IT Plan was to improve technology for the underwriting function and throughout CNA and to eliminate inefficiencies in the deployment of IT resources. The changes facilitate a strong focus on enterprise-wide system initiatives. The IT Plan had two main components, which included the reorganization of IT resources into the Technology and Operations Group with a structure based on centralized, functional roles and the implementation of an integrated technology roadmap that includes common architecture and platform standards that directly support CNA's strategies.

  In the first quarter of 2001, CNA incurred $6.0 million pretax of restructuring and other related charges for the IT Plan related to employee severance charges.

  No restructuring and other related charges have been incurred for the IT Plan in 2002; however, payments were made in the first quarter of 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining IT Plan accrual at March 31, 2002 and the activity in that accrual during the first quarter of 2002. Approximately $5.0 million of the remaining accrual is expected to be paid out during the remainder of 2002.

                                                           Employee
                                                         Termination
                                                         and Related       Other
                                                         Benefit Costs     Costs          Total
------------------------------------------------------------------------------------------------
                                                                       (In millions)

Accrued costs at December 31, 2001 . . . . . . . . .       $10.0            $1.0          $11.0
Payments charged against liability . . . . . . . . .        (1.0)                          (1.0)
------------------------------------------------------------------------------------------------
Accrued costs at March 31, 2002  . . . . . . . . . .       $ 9.0            $1.0          $10.0
================================================================================================

  The IT Plan is not expected to result in decreased operating expense in the foreseeable future because savings from the workforce reduction will be used to fund new technology-related initiatives. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations.

2001 Plan

  The overall goal of the 2001 Plan is to create a simplified and leaner organization for customers and business partners. The major components of the plan include a reduction in the number of strategic business units ("SBUs") in the property-casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the number of property-casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations include a decision to discontinue writing variable life and annuity business.

  No restructuring and other related charges related to the 2001 Plan were incurred in 2002; however, payments were made in the first quarter of 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining 2001 Plan accrual as of March 31, 2002 and the activity in that accrual during the first quarter of 2002. Approximately $29.0 million of the remaining accrual is expected to be paid out during the remainder of 2002.

                                              Employee
                                            Termination         Lease       Impaired
                                            and Related      Termination     Asset
                                            Benefit Costs       Costs        Charges      Total
------------------------------------------------------------------------------------------------
                                                              (In millions)

Accrued costs at December 31, 2001 . . .     $ 66.0           $56.0          $30.0       $152.0
Costs that did not require cash  . . . .                                     (25.0)       (25.0)
Payments charged against liability . . .      (34.0)           (6.0)                      (40.0)
------------------------------------------------------------------------------------------------
Accrued costs at March 31, 2002  . . . .     $ 32.0           $50.0          $ 5.0       $ 87.0
================================================================================================

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

  While the unexpired portion of CNA's current reinsurance program placed prior to September 11, 2001 generally provides coverage for terrorism events, CNA expects that future property-casualty and certain group life and accident reinsurance renewals will either exclude coverage or be significantly limited with respect to terrorism events. CNA does not expect any terrorism exclusion to be included in future individual life reinsurance renewals.

  CNA is generally including a terrorism exclusion or sub-limit in its primary and reinsurance assumed policy forms and contracts for large property risks in selected geographic areas. General liability and commercial auto policies for large commercial customers also generally exclude terrorism where permissible by law. The primary property and casualty policy forms applicable to new and renewal policies for small and middle market commercial customers will generally include a terrorism exclusion; however, these policy forms have not yet been approved in all states. Notwithstanding the policy exclusions described in this paragraph, CNA has decided to effectively remove the terrorism exclusion for both property and casualty coverage on policies for small and middle market commercial customers and is currently sending out notices accordingly. CNA expects that the exclusion will be removed as to all such policies until at least September of 2002. CNA is generally prohibited from excluding terrorism exposure from its primary workers' compensation, individual life and group life and health policies.

Property and Casualty
---------------------

  CNA conducts its property-casualty operations through the following operating segments: Standard Lines, Specialty Lines, and CNA Re. The following table summarizes key components of the Property-Casualty segment operating results for the three months ended March 31, 2002 and 2001.

                                                           Three Months Ended
                                                                March 31,
                                                              2002      2001
------------------------------------------------------------------------------
                                                              (In millions)

Net earned premiums . . . . . . . . . . . . . . .          $1,661.0  $1,475.0
Net investment income . . . . . . . . . . . . . .             197.0     302.0
Underwriting loss . . . . . . . . . . . . . . . .            (104.0)   (135.0)
Net operating income  . . . . . . . . . . . . . .              75.5     109.4

Ratios:
  Loss and loss adjustment expense  . . . . . . .              72.4%     72.1%
  Expense . . . . . . . . . . . . . . . . . . . .              32.8      35.4
  Dividend  . . . . . . . . . . . . . . . . . . .               1.0       1.6
------------------------------------------------------------------------------
  Combined  . . . . . . . . . . . . . . . . . . .             106.2%    109.1%
==============================================================================

  Net operating income for the Property-Casualty segment decreased $33.9 million for the first quarter of 2002 as compared with the same period in 2001. This decrease is due primarily to a $60.4 million decrease in net investment income, including a $21.3 million decrease in limited partnership income. These decreases were partially offset by improved underwriting results and a non-recurring currency translation gain on U.S. dollar denominated investments held by an Argentinean subsidiary that is consolidated on a one quarter lag. The Argentine government changed its local currency and required conversion of all U.S. denominated investments to Argentine Pesos. This conversion resulted in a translation gain of $16.0 million, which was partially offset by the write-off of the goodwill of that entity in the amount of $8.9 million.

  The combined ratio for the Property-Casualty segment decreased 2.9 points for the first quarter of 2002 as compared with the same period in 2001 and underwriting results improved by $31.0 million. This change is due to decreases in the expense and dividend ratios, partially offset by an increase in the loss ratio. The expense ratio decreased 2.6 points primarily as a result of lower underwriting expenses resulting from decreased staff levels due to the 2001 Plan and other expense reduction initiatives and an increased net earned premiums base. The dividend ratio decreased 0.6 points primarily as a result of unfavorable development in dividend reserves in 2001. The loss ratio increased 0.3 points primarily as a result of a reduced benefit from the use of reinsurance in 2002 and adverse prior year loss development in the marine line of business, partially offset by a $32.0 million net underwriting benefit related to the CCC Cover and improvement in gross current accident year loss experience in Standard Lines.

  Net earned premiums for the Property-Casualty segment increased $186.0 million for the first quarter of 2002 as compared with the same period in 2001. This increase was comprised of increases in Standard Lines of $152.0 million and Specialty Lines of $56.0 million, partially offset by a decrease in CNA Re of $22.0.

  Net earned premiums for Standard Lines increased primarily as a result of rate increases, a higher level of new business and lower ceded premiums.

  Net earned premiums for Specialty Lines increased primarily as a result of rate increases and increased production, particularly in the architects and engineers, long term care, and marine lines of business.

  Net earned premiums for CNA Re decreased primarily as a result of the decision made in the third quarter of 2001 to cease new business writings in CNA Re's U.K. subsidiary.

  During the first quarter of 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re's WTC event losses, CNA performed a treaty-by-treaty analysis of exposure. CNA's loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re's cedants. Information now available has caused CNA Re to increase its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144.0 million was offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher restatement premiums and a reduction of return premiums.

  The increase in WTC related losses in accident year 2001 increased the level of losses ceded to the CCC Cover. Accordingly, CNA Re recognized a benefit of $16.0 million, after-tax and minority interest, in the first quarter of 2002 related to the additional cessions to the CCC Cover.

  Standard Lines achieved an average rate increase of 31.0% in the first quarter of 2002 for the contracts that renewed during the period and had a retention rate of 66.0% for those contracts that were up for renewal. The non-medical and medical professional liability and financial products lines of business achieved an average rate increase of 21.0% with a retention rate of 76.0% for the first quarter of 2002 for those contracts that were up for renewal. CNA Global achieved an average rate increase of 18.0% across its businesses during the first quarter of 2002 with a retention rate of 73.0%. Retention rates above apply to Specialty Lines excluding the CNA Guaranty and Credit, Surety and Warranty businesses.

Group
-----

  Net operating income increased $2.6 million for the first quarter of 2002 as compared with the same period in 2001. This increase is primarily attributable to lower expenses in Group Benefits and diminished adverse effects from the occupational accident and Group Reinsurance discontinued lines of business.

  Net earned premiums increased $120.0 million for the first quarter of 2002 as compared with the same period in 2001. This growth is due primarily to higher premiums in the Federal Markets mail handlers benefit program resulting from increased claim and cost containment fees. In addition there was growth in the disability, life and accident and long term care lines of business and in the Group Reinsurance business.

  On April 16, 2002, the National Postal Mail Union informed CNA it had signed a contract with First Health Corporation to become the new underwriter and administrator of its health benefit plan effective January 1, 2003. CNA received $2.2 billion of revenue and recorded $8.7 million of net operating income from this contract in 2001. The loss of this contract is not anticipated to have an adverse material impact on 2002 net operating income.

Life
----

  Net operating income decreased $5.0 million for the first quarter of 2002 as compared with the same period in 2001. This decrease is due primarily to lower operating results for the Index 500 product in Retirement Services because results in the first quarter of 2001 were unusually favorable. In addition, unfavorable claims experience in Individual Life and in the viatical line of business in 2002 was partially offset by improved net investment income.

  Sales volume decreased $33.0 million for the first quarter of 2002 as compared with the same period in 2001. Reduced sales in the variable products business, which CNA decided to exit in the fourth quarter of 2001, were partially offset by increased sales in the Long Term Care and Individual Life businesses. Net earned premiums increased $25.0 million for the first quarter of 2002 as compared with the same period in 2001 attributable primarily to growth in the Long Term Care and Individual Life businesses.

Other Insurance
---------------

  Net operating results improved $31.9 million for the first quarter of 2002 as compared with the same period in 2001. This improvement is due to $13.9 million of adverse development related to APMT claims in the first quarter of 2001 compared to no development in the first quarter of 2002, reduced underwriting expenses for e-Business initiatives, lower interest expense on corporate debt, and the absence of $3.5 million of restructuring and other related charges that occurred in the first quarter of 2001.

  Total operating revenues decreased $4.0 million for the first quarter 2002 as compared with the same period in 2001, primarily as a result of decreased revenues for CNA UniSource.

  In the second quarter of 2001, CNA planned the disposition of CNA UniSource, a payroll processor and professional employer organization ("PEO"). After exploring possible transactions to dispose of its PEO business, CNA UniSource exited the PEO business, as of March 31, 2002. As of that date, substantially all existing PEO client contracts were terminated. All obligations related to the PEO operation are being run off in an orderly manner and the associated costs are included in continuing operations. CNA anticipates additional operating losses from the PEO run-off for the remainder of 2002. CNA UniSource's payroll processing business, which has annual revenues of approximately $16.0 million, remains designated as held for sale.

Environmental Pollution and Other Mass Tort and Asbestos Reserves ("APMT")

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

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001 or the first three months of 2002, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA's results of operations and/or financial position.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

  As of March 31, 2002 and December 31, 2001, CNA carried approximately $584.0 and $617.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and other mass tort claims. There was no environmental pollution and other mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2002. Unfavorable environmental pollution and other mass tort development for the three months ended March 31, 2001 amounted to $3.0 million.

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

  As of March 31, 2002 and December 31, 2001, CNA carried approximately $1,224.0 and $1,204.0 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended March 31, 2002. Unfavorable asbestos net claim and claim adjustment expense reserve development for the three months ended March 31, 2001 amounted to $21.0 million. CNA has attempted to manage its asbestos-related exposures by aggressively resolving older claims.

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

  Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA's results of operations and/or financial condition.

  The results of operations and financial condition of CNA in future years may continue to be adversely affected by environmental pollution and other mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as warranted.

Lorillard
---------

  Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

  During the first quarter of 2002, Lorillard adopted Emerging Issues Task Force ("EITF") No. 00-25 and No. 00-14 relating to the classification of vendor consideration and certain sales incentives. As a result, promotional expenses historically included in other operating expenses were reclassified to cost of manufactured products sold, or as reductions of revenues from manufactured products. Prior period amounts were reclassified for comparative purposes. Adoption of the EITF issues had no impact on the results of operations and cash flows of Lorillard.

  Revenues and net income increased by $50.4 and $2.3 million, or 5.4% and 1.4%, respectively, for the three months ended March 31, 2002, as compared to the corresponding period of the prior year.

  Revenues increased due to higher net sales, partially offset by lower investment income. Net sales increased by $67.8 million due to higher average unit prices which resulted in an aggregate increase of approximately $39.2 million, or 4.3%, including $22.5 million from the increase in federal excise taxes. Increased unit sales volume of approximately $28.6 million, or 3.2%, for the three months ended March 31, 2002, as compared to 2001, also contributed to the higher net sales. During 2002, Lorillard increased its net wholesale price of cigarettes by an average of $7.13 per thousand cigarettes ($.14 per pack of 20 cigarettes), or 6.2%. Federal excise taxes are included in the price of cigarettes and on January 1, 2002, the federal excise tax on cigarettes increased by $2.50 per thousand cigarettes ($0.05 per pack of 20 cigarettes) to $19.50 per thousand cigarettes. All of the states also levy excise taxes on cigarettes. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. Such actions may adversely affect Lorillard's volume, net sales and net income.

  Lorillard's overall unit sales volume increased 1.8% for the three months ended March 31, 2002, as compared to 2001. Newport's unit sales volume increased by 7.0% for the three months ended March 31, 2002, primarily as a result of the introduction of additional offerings from Newport's Medium line extension, strengthened promotional support and inventory replenishment significantly above average purchases by some wholesale customers. Overall unit sales volume reflects lower unit sales of its Maverick and Old Gold brands in the discount market segment due primarily to increased competition in the discount segment and continued limitations imposed by Philip Morris's merchandising arrangements and general competitive conditions. Overall, industry unit sales volume increased by 2.7% for the three months ended March 31, 2002.

  Lorillard's share of wholesale cigarette shipments was 9.5% for the three months ended March 31, 2002, as compared to 9.6% for 2001. Newport, a premium brand, accounted for approximately 88.0% of Lorillard's unit sales for the three months ended March 31, 2002, compared to 85.0% for the year ended December 31, 2001. Newport's market share of the premium segment was 11.2% for the three months ended March 31, 2002, compared to 10.9% for the year ended December 31, 2001.

  Lorillard recorded pretax charges of $295.8 and $279.2 million ($180.7 and $170.0 million after-taxes), for the three months ended March 31, 2002 and 2001, respectively, to accrue its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. Funds required for the industry payment obligations have been provided by Lorillard's operating activities. See Note 12 of the Notes to Consolidated Condensed Financial Statements in Part I.

  The State Settlement Agreements impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes. The Company believes that the implementation of the State Settlement Agreements will materially adversely affect its consolidated results of operations and cash flows in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in

U.S. cigarette sales in the premium and discount segments, Lorillard's share of the domestic premium and discount segments, and the effect of any resulting cost advantage of manufacturers not subject to all of the payments of the State Settlement Agreements.

Loews Hotels
------------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues decreased by $7.6 million, or 9.0%, and net income increased by $0.5 million, or 9.1%, for the three months ended March 31, 2002, as compared to the corresponding period of the prior year.

  Revenue per available room declined to $120.10 for the quarter ended March 31, 2002, compared to $133.70 for the same period in 2001, primarily due to lower average room rates. Net income increased due primarily to improved results at the Universal Orlando properties and lower interest expense, partially offset by the reduced revenues.

Diamond Offshore
----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 53% owned subsidiary of the Company.

  Revenues and net income decreased by $20.3 and $6.0 million, or 9.0% and 40.8%, respectively, for the three months ended March 31, 2002, as compared to the corresponding period of the prior year.

  Revenues from high specification floaters and other semisubmersible rigs increased by $5.1 million, or 2.3%, for the three months ended March 31, 2002 as compared to the corresponding period of the prior year. The increase reflects higher dayrates ($5.2 million) and revenues generated by the Ocean Baroness which completed a conversion to a high specification semisubmersible drilling unit ($2.4 million), partially offset by lower utilization ($2.5 million) for the three months ended March 31, 2002 as compared to the corresponding period of the prior year.

  Revenues from jack-up rigs decreased by $14.0 million, or 6.2%, due primarily to decreased dayrates ($8.4 million) and lower utilization ($5.6 million) for the three months ended March 31, 2002.

  Net income decreased due primarily to the decreased revenues discussed above, partially offset by lower interest expenses.

  On April 22, 2002, the Ocean Baroness experienced a parting of its marine riser during operations offshore Malaysia in 5,700 feet of water. No injuries were sustained in this incident and the well was secured without incident and successfully plugged. The drilling unit was undamaged and known damage was limited to subsurface elements of the riser. Damage to the blow-out preventer was not evident; however, a detailed inspection will be required following recovery operations to determine the extent of the damage, if any, to the blow-out preventer or any other equipment.

  Diamond Offshore is in consultation with the riser manufacturer, its customer and several contractors in order to develop a recovery and repair plan. While recovery and remediation are ongoing, Diamond Offshore cannot estimate the financial impact of this event or the duration to its recovery and remediation efforts. The drilling rig is currently idle and will not earn dayrate revenue until recovery and remediation efforts are complete. However, Diamond Offshore believes successful recovery and repair of the subsea equipment can be conducted.

Bulova
------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Revenues and net income decreased by $0.5 and $0.8 million, or 1.5% and 33.3%, respectively, for the three months ended March 31, 2002, as compared to the corresponding period of the prior year. Revenues and net income decreased due primarily to lower unit sales volume, partially offset by higher watch unit prices.

Corporate
---------

  Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, as well as equity earnings from a shipping joint venture, corporate interest expenses and other corporate administrative costs.

  The components of investment gains (losses) included in Corporate operations are as follows:

                                                            Three Months Ended
                                                                 March 31,
------------------------------------------------------------------------------
                                                             2002        2001
------------------------------------------------------------------------------
                                                               (In millions)

Revenues:
  Derivative instruments . . . . . . . . . . . . . .       $  10.0    $   8.2
  Fixed maturities . . . . . . . . . . . . . . . . .          (3.9)       7.3
  Equity securities, including short positions . . .           9.1       15.2
  Short-term investments, primarily U.S. government
   securities  . . . . . . . . . . . . . . . . . . .           7.3        6.0
------------------------------------------------------------------------------
                                                              22.5       36.7
Income tax expense . . . . . . . . . . . . . . . . .          (7.9)     (12.8)
Minority interest  . . . . . . . . . . . . . . . . .          (1.0)      (1.9)
------------------------------------------------------------------------------
     Net income (loss) . . . . . . . . . . . . . . .       $  13.6    $  22.0
==============================================================================

  Exclusive of investment gains (losses), revenues decreased $29.4 million and net loss increased $20.0 million for the three months ended March 31, 2002, compared to the prior year, due primarily to lower revenues from a shipping joint venture reflecting reduced demand and charter rates in the crude oil tanker markets, and lower investment income.

Liquidity and Capital Resources:
-------------------------------

CNA Financial
-------------

  The principal operating cash flow sources of CNA's property-casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the three months ended March 31, 2002 net cash used in operating activities was $78.0 million as compared with $180.0 million for the same period in 2001. The improvement related primarily to increased premium receipts.

  Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

  For the three months ended March 31, 2002, net cash inflows from investing activities was $35.0 million as compared with $331.0 million for the same period in 2001. Cash inflows from investing activities for the three months ended March 31, 2001 included net sale proceeds of $264.0 million related to the sale of the 180 Maiden Lane, New York, facility.

  Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments. For the three months ended March 31, 2002, net cash used in financing activities was $5.0 million as compared with $172.0 million for the same period in 2001. Cash used in financing activities for the three months ended March 31, 2001 included $149.0 million of principal payments on debt.

  CNA is closely managing the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. CNA does not anticipate any liquidity problems resulting from these payments. Approximately 41.0%, 39.0% and 17.0% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A. As of May 3, 2002, CNA has paid $294.0 million in claims and recovered $135.0 million from reinsurers.

  In April 2002, CNA exercised its option to convert a $250.0 million 364-day revolving credit facility to a one-year term loan which matures on April 29, 2003.

  The terms of CNA's credit facility requires it to maintain certain financial ratios and combined property-casualty company statutory surplus levels. At March 31, 2002 and 2001, CNA was in compliance with all restrictive debt covenants.

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At March 31, 2002 there were approximately $270.0 million of outstanding letters of credit.

  CNA has committed approximately $181.0 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

  CNA has a commitment to purchase a $100.0 million floating rate note issued by the California Earthquake Authority in the event California earthquake-related insurance losses exceed $4.9 billion prior to December 31, 2002.

  CNA is obligated to future payments totaling $516.0 million for non-cancelable operating leases expiring from 2002 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $81.0 million in 2002; $94.0 million in 2003; $74.0 million in 2004; $64.0 million in 2005; and $203.0 million in 2006 and beyond. CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $44.0 million. Estimated future minimum purchases under these contracts are as follows: $16.0 million in 2002; $15.0 million in 2003; $10.0 million in 2004; and $3.0 million in 2005.

  On March 26, 2002, Fitch assigned an "A" stable insurer financial strength rating for the Continental Insurance Company ("CIC") Pool, and a "BBB" rating for The Continental Corporation senior debt. Prior to this date both the CIC Pool and the Continental debt were not rated by Fitch.

  CCC has entered into an agreement, effective January 24, 2002, to guarantee the policyholder obligations of CNA Insurance Company Limited, CNA Insurance Company ("Europe") Limited ("CIE") and Maritime Insurance Company Limited ("Maritime") in order to preserve their S&P rating of "A-". This agreement remains in force until the earlier of December 2007, or such time as the companies are informed in writing by S&P that the guarantee is no longer required to maintain the rating for CIE and Maritime consistent with the rating of CCC. This agreement received the approval of the Illinois Department of Insurance (the "Department") in April 2002. Upon receiving the Department approval, S&P reaffirmed the above-mentioned companies' rating of "A-" and assigned a stable outlook.

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

  Dividends from the CCC Pool are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains (which under statutory accounting includes cumulative earnings of CCC's subsidiaries) from unassigned surplus. As of March 31, 2002, CCC is in a negative earned surplus position. In February 2002, the Department approved an extraordinary dividend in the amount of $117.0 million to be used to fund CNA's 2002 debt service requirements. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department.

  In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend payments for the CIC Pool are restricted to internal and external debt service requirements through September 2003 up to a maximum of $85.0 million annually, without the prior approval of the New Hampshire Insurance Department.

Lorillard
---------

  Lorillard and other cigarette manufacturers continue to be confronted with substantial litigation and regulatory issues. Approximately 4,650 product liability cases are pending against cigarette manufacturers in the United States. Of these, approximately 1,250 cases are pending in a West Virginia court, and approximately 2,825 cases are brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits served to date and is a defendant in most of the cases pending in West Virginia.

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

  The terms of the State Settlement Agreements (see Note 17 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders) require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. Lorillard expects the cash payment to be made under the State Settlement Agreements in 2002 to be approximately $1.1 billion. See Note 17 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders for additional information regarding this settlement and other litigation matters.

  The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard's operating activities resulted in a net cash outflow of approximately $84.2 million for the three months ended March 31, 2002, compared to net cash provided of $36.8 million for the prior year. The reduced cash flow in 2002 is primarily due to increased cash payments for tobacco settlements. Lorillard believes that cash flows from operating activities will be sufficient for the foreseeable future to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict its cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and can make no assurance that it will be able to meet all of those requirements.

Loews Hotels
------------

  In 2002, Loews Hotels, with its partners, will open a third hotel at Universal Orlando in Florida. Capital expenditures in relation to this hotel project are being funded by a combination of equity from Loews Hotels and its partners, and mortgages.

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore
----------------

  At March 31, 2002, cash and marketable securities totaled $965.6 million, down from $1,147.4 million at December 31, 2001. Cash provided by operating activities for the three months ended March 31, 2002 increased by $39.1 million to $117.0 million, as compared to $77.9 million in 2001. The increase in cash flow was primarily due to the timing of rig inventory purchases and collection of accounts receivable in 2002.

  During the three months ended March 31, 2002, Diamond Offshore purchased 500,000 shares of its common stock at an aggregate cost of $20.0 million, upon the exercise of put options sold in February 2001. Depending on market conditions Diamond Offshore may, from time to time, purchase shares of its common stock in the open market.

  During the three months ended March 31, 2002, Diamond Offshore's capital expenditures amounted to $57.2 million. These expenditures were primarily for the deepwater upgrades of the Ocean Baroness ($27.2 million) and the Ocean Rover ($13.0 million). Diamond Offshore expects to spend approximately $275.0 million for rig upgrade capital expenditures during 2002, which are primarily costs associated with upgrades of its Ocean Rover semisubmersible rig and six jack-up rigs.

  Diamond Offshore took delivery of the Ocean Baroness in January 2002. On March 17, 2002 the rig began mobilizing to a location offshore Southeast Asia to begin its current contract. The approximate cost of the upgrade was $170.0 million. In January 2002, the Ocean Rover arrived at a shipyard in Singapore for a major upgrade to water depths and specifications similar to the enhanced Ocean Baroness. The estimated cost of this upgrade is approximately $200.0 million with approximately $135.0 million to be spent in 2002. The upgrade is expected to take approximately 19 months to complete with delivery estimated to occur in the third quarter of 2003.

  Diamond Offshore also plans to spend approximately $100.0 million over the next two years to upgrade six of its jack-up rigs. Diamond Offshore expects to finance these upgrades through the use of existing cash balances or internally generated funds.

  During the three months ended March 31, 2002, Diamond Offshore expended $10.8 million for its continuing rig enhancement program and other corporate requirements. Diamond Offshore has budgeted $100.0 million for 2002 capital expenditures associated with these items.

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

Bulova
------

  For the three months ended March 31, 2002, net cash provided from operating activities was $18.5 million as compared with net cash used of $13.2 million in the first quarter of 2001. Bulova's cash and cash equivalents, and investments amounted to $37.4 million at March 31, 2002, compared to $18.9 million at December 31, 2001. The increase in net cash flow is primarily the result of a decrease in inventory purchases and a higher collection of accounts receivables as compared to the prior year, partially offset by a change in the timing of accounts payable and accrued expenses. Funds for capital expenditures and working capital requirements are expected to be provided from operations and existing cash balances.

Majestic Shipping
-----------------

  As previously reported in the Company's 2001 Annual Report on Form 10-K, a subsidiary of the Company entered into agreements for newbuilding of four supertankers, the total cost of the four ships is estimated to amount to approximately $360.0 million. In March 2002, the contracts for the four supertankers were sold at the Company's carrying value to Hellespont Shipping Corporation, an affiliated entity.

Parent Company
--------------

  As of March 31, 2002, there were 189,405,800 shares of Loews Common Stock outstanding. During the three months ended March 31, 2002, the Company purchased 2,099,200 shares of Loews Common Stock at an aggregate cost of $122.9 million. Depending on market conditions, the Company from time to time purchases shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

  On February 6, 2002, the Company sold 40,250,000 shares of a new class of its common stock referred to as Carolina Group stock for net proceeds of $1.1 billion. Proceeds from this sale have been allocated to the Loews Group and will be used for general corporate purposes.

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

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex, nor do these instruments contain imbedded leverage features which would expose the Company to a higher degree of risk. See "Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" for additional information with respect to derivative instruments, including recognized gains and losses on these instruments. See also Note 4 of the Notes to Consolidated Financial Statements in the 2001 Annual Report on Form 10-K.

Insurance
---------

  The components of CNA's net investment income for the three months ended March 31, 2002 and 2001 are presented in the following table.

                                                            Three Months Ended
                                                                 March 31,
------------------------------------------------------------------------------
                                                             2002       2001
------------------------------------------------------------------------------
                                                              (In millions)

Fixed maturity securities:
  Bonds:
   Taxable . . . . . . . . . . . . . . . . . . . .       $  414.0    $  409.0
   Tax-exempt  . . . . . . . . . . . . . . . . . .           33.0        34.0
Limited Partnerships . . . . . . . . . . . . . . .            7.0        36.0
Short-term investments . . . . . . . . . . . . . .           16.0        42.0
Other, including interest on funds withheld
 and other deposits  . . . . . . . . . . . . . . .          (30.0)        2.0
------------------------------------------------------------------------------
Gross investment income  . . . . . . . . . . . . .          440.0       523.0
Investment expense . . . . . . . . . . . . . . . .          (14.0)      (16.0)
------------------------------------------------------------------------------

Net investment income  . . . . . . . . . . . . . .       $  426.0    $  507.0
==============================================================================

  CNA experienced lower net investment income for the three months ended March 31, 2002 as compared with the same period in 2001. The decrease was due primarily to adverse results from a limited partnership, lower portfolio yields and increased interest costs on funds withheld and other deposits, which are described in the Reinsurance section under Results of Operations. The yield on the bond segment of the investment portfolio was 6.0% in the first three months of 2002 as compared with 6.6% during the same period in 2001.

  The components of CNA's net investment gains (losses) for the three months ended March 31, 2002 and 2001 are presented in the following table:

                                                            Three Months Ended
                                                                 March 31,
------------------------------------------------------------------------------
                                                             2002       2001
------------------------------------------------------------------------------
                                                              (In millions)

Investment gains (losses):
Fixed maturity securities:
  U.S. Government bonds . . . . . . . . . . . . .         $   5.0    $  128.0
  Corporate and other taxable bonds . . . . . . .             9.0        (8.0)
  Tax-exempt bonds  . . . . . . . . . . . . . . .             2.0        53.0
  Asset-backed bonds  . . . . . . . . . . . . . .             9.0        51.0
  Redeemable Preferred Stock  . . . . . . . . . .           (14.0)
------------------------------------------------------------------------------

Total fixed maturity securities . . . . . . . . .            11.0       224.0
Equity securities   . . . . . . . . . . . . . . .             7.0        72.0
Derivative securities . . . . . . . . . . . . . .           (21.0)       (5.0)
Other invested assets . . . . . . . . . . . . . .             4.0        80.0
------------------------------------------------------------------------------

Total realized investment gains . . . . . . . . .             1.0       371.0
Income tax benefit (expense)  . . . . . . . . . .             1.0      (134.0)
Minority interest . . . . . . . . . . . . . . . .                       (30.0)
------------------------------------------------------------------------------

Net investment gains  . . . . . . . . . . . . . .         $   2.0    $  207.0
==============================================================================

  Net realized investment gains decreased $205.0 million for the first quarter of 2002 compared with the same period in 2001. This change is due primarily to decreased gains on the sales of fixed maturity securities and the absence of a $50.5 million gain on the sale of the 180 Maiden Lane, New York, facility that occurred in the first quarter of 2001.

  A primary objective in the management of the fixed maturity portfolio is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or credit considerations. This activity will produce realized gains and losses depending on market conditions including interest rates.

  Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying financial statements. Accordingly,

changes in fair value for these securities are reported in other comprehensive income.

  A summary of CNA's general account investments portfolios, at carrying value, are as follows:


                                                                     Change in
                                                                    Unrealized
                                            March 31,   December 31,   Gains
                                               2002        2001       (Losses)
------------------------------------------------------------------------------
                                                      (In millions)

Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies .     $ 5,084.0   $ 5,081.0     $ (32.0)
  Asset-backed securities . . . . . . .       8,227.0     7,723.0      (124.0)
  Tax exempt securities . . . . . . . .       3,088.0     2,720.0         1.0
  Taxable securities  . . . . . . . . .      12,555.0    13,403.0      (266.0)
  Redeemable preferred stock  . . . . .          52.0        48.0        (3.0)
  Options embedded in convertible
   debt securities  . . . . . . . . . .         158.0       189.0
------------------------------------------------------------------------------
     Total fixed maturity securities  .      29,164.0    29,164.0      (424.0)
Equity securities . . . . . . . . . . .       1,250.0     1,338.0         7.0
Short-term and other investments  . . .       4,800.0     5,324.0       (29.0)
------------------------------------------------------------------------------
     Total  . . . . . . . . . . . . . .     $35,214.0   $35,826.0     $(446.0)
==============================================================================

                                                      March 31,   December 31,
                                                        2002         2001
------------------------------------------------------------------------------
                                                           (In millions)

Short-term and other investments:
  Commercial paper  . . . . . . . . . . . . . . . .     $ 1,716.0   $ 1,194.0
  Money market funds  . . . . . . . . . . . . . . .         695.0     1,641.0
  U.S. Treasury securities  . . . . . . . . . . . .                     175.0
  Others  . . . . . . . . . . . . . . . . . . . . .         773.0       730.0
Other investments . . . . . . . . . . . . . . . . .       1,616.0     1,584.0
------------------------------------------------------------------------------
     Total short-term and other
      investments . . . . . . . . . . . . . . . . .     $ 4,800.0   $ 5,324.0
==============================================================================

  CNA's general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

  Total net unrealized loss of the general account investments was $101.0 million at March 31, 2002 compared with a net unrealized gain of $345.0 million at December 31, 2001. The unrealized position at March 31, 2002 was composed of a net unrealized loss of $230.0 million for fixed maturities, a net unrealized loss of $48.0 million for short-term investments and a net unrealized gain of $177.0 million for equity securities.

  CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 92.0% of which are rated as investment grade at both March 31, 2002 and December 31, 2001.

  At March 31, 2002 and December 31, 2001, approximately 98.0% of the general account portfolio were U.S. Government agencies or were rated by Standard & Poor's ("S&P") or Moody's Investors Service ("Moody's"). The remaining bonds were rated by other rating agencies, outside brokers or CNA management.

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

  Included in CNA's general account fixed maturity securities at March 31, 2002 are $8,227.0 million of asset-backed securities, at fair value, consisting of approximately 67.0% in collateralized mortgage obligations ("CMOs"), 11.0% in U.S. Government agency issued pass-through certificates, 13.0% in corporate asset-backed obligations and 9.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

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

Forward-Looking Statements
--------------------------

  Certain statements made or incorporated by reference by the Company in this Report are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect", "intend", "plan", "anticipate", "estimate", "believe", "will be", "will continue", "will likely result", and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, statements regarding CNA's insurance business relating to asbestos, pollution and mass tort claims, expected cost savings and other results from restructuring activities; statements regarding insurance reserves and statements regarding planned disposition of certain businesses; statements regarding litigation and developments affecting Lorillard's tobacco business including, among other things statements regarding claims, litigation and settlement, and statements regarding regulation of the industry; statements regarding Diamond Offshore's business including, without limitation, statements with respect to expenditures for rig conversion and upgrade, oil and gas price levels, exploration and production activity, and statements concerning actual or potential damage, periods of inactivity and recovery and remediation efforts with respect to the Ocean Baroness.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by the Company at March 31, 2002 and December 31, 2001, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at March 31, 2002 and December 31, 2001, with all other variables held constant.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on March 31, 2002 and December 31, 2001 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

  The Company's long-term debt, including interest rates swap agreements, as of March 31, 2002 and December 31, 2001 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $384.0 and $395.0 million at March 31, 2002 and December 31, 2001, respectively. A 100 basis point decrease would result in an increase in market value of $452.3 and $464.6 million at March 31, 2002 and December 31, 2001, respectively.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at March 31, 2002 and December 31, 2001, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at March 31, 2002 and December 31, 2001.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
                                            March 31, December 31,      March 31,   December 31,
                                                 2002         2001           2002          2001
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities . . . . . . . . . . . .   $ 364.8      $ 290.1         $(91.0)       $(73.0)
  Options - purchased . . . . . . . . . . .      12.5         17.5           (3.0)          6.0
          - written   . . . . . . . . . . .      (8.7)        (7.8)           5.0          (3.0)
  Index futures - long                                                       (2.0)         (2.0)
  Short sales . . . . . . . . . . . . . . .    (196.1)      (193.4)          49.0          48.0
  Separate Accounts - Equity securities (a)      19.3         11.7           (5.0)         (2.0)
                    - Other invested assets     351.6        342.1           (6.0)         (6.0)
Interest rate (2):
  Options on government securities - short       (2.6)        (2.5)           3.0          (2.0)
  Separate Accounts - Fixed maturity
   securities . . . . . . . . . . . . . . .     261.1        308.4           (3.0)         (5.0)
Commodities:
  Gold (3):
    Options - purchased . . . . . . . . . .       0.4          2.6                         (3.0)
            - written . . . . . . . . . . .       (.3)         (.4)
------------------------------------------------------------------------------------------------

Note:  The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%
       at March 31, 2002 and December 31, 2001, (2) an increase in interest rates of 100 basis points at March 31, 2002 and December 31, 2001 and (3) an increase in gold prices of 20%.
       Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)    In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(218.0) and $(217.0)
       at March 31, 2002 and December 31, 2001, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

  Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

Other than trading portfolio:

Other than trading portfolio:

Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
                                            March 31,  December 31,      March 31,  December 31,
                                                 2002          2001           2002          2001
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities:
    General accounts (a) . . . . . . . . .  $ 1,349.8     $ 1,338.4      $  (331.0)   $  (322.0)
    Separate accounts  . . . . . . . . . .      146.0         148.6          (37.0)       (37.0)
  Other invested assets  . . . . . . . . .    1,367.1       1,306.9         (140.0)      (134.0)
  Separate accounts - Other invested assets     538.0         533.0         (134.0)      (133.0)
Interest rate (2):
  Fixed maturities (a) (b) . . . . . . . .   31,137.3      31,191.0       (1,683.0)    (1,560.0)
  Short-term investments (a) . . . . . . .    6,767.6       6,734.8           (2.0)        (1.0)
  Other derivative securities  . . . . . .        0.8          16.3           (4.0)       (19.0)
  Separate accounts (a):
    Fixed maturities   . . . . . . . . . .    1,939.7       2,038.8         (113.0)      (120.0)
    Short-term investments . . . . . . . .      105.2          98.0
  Long-term debt . . . . . . . . . . . . .   (5,521.0)     (5,399.0)
------------------------------------------------------------------------------------------------

Note:  The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2)
       an increase in interest rates of 100 basis points.

(a)    Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(126.0) and $(114.0) at March 31, 2002 and December 31, 2001, respectively.
(b)    Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(117.0) and $(50.0) at March 31, 2002 and December 31, 2001, respectively.

                               PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

  1. CNA is involved in various lawsuits including environmental pollution claims. Information involving such lawsuits is incorporated by reference to
Note 9 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2. As noted in Item 3 Legal Proceedings of the Company's Report on Form 10-K for the year ended December 31, 2001, Lorillard is defendant in various lawsuits seeking damages for cancer and health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information involving such lawsuits is incorporated by reference to such Item 3 Legal Proceedings. The Company is a defendant in some of these cases. Material developments in relation to the foregoing are described below and incorporated by reference to Note 12 of the Notes to Consolidated Condensed Financial Statements in Part I.

CLASS ACTIONS -

  In the case of Badillo v. American Tobacco Company, et al. (U.S. District Court, Nevada, filed October 8, 1997), the U.S. Court of Appeals for the Ninth Circuit has denied plaintiffs' motion for leave to appeal the 2001 ruling by the trial court that denied plaintiffs' motion for class certification.

  In the case of Christensen v. Philip Morris Companies, Inc., et al. (U.S. District Court, Nevada, filed April 3, 1998), the U.S. Court of Appeals for the Ninth Circuit has denied plaintiffs' motion for leave to appeal the 2001 ruling by the trial court that denied plaintiffs' motion for class certification.

  In the case of Cole v. The Tobacco Institute, et al. (U.S. District Court, Eastern District, Texas, Texarkana Division, filed May 5, 1997), plaintiffs did not file a petition for writ of certiorari with the U.S. Supreme Court and no further appellate options are available to the plaintiffs.

  In the case of Connor v. The American Tobacco Company, et al. (Second Judicial District Court, Bernalillo County, New Mexico, filed October 10,
1996), the court has entered the parties' stipulation of dismissal with prejudice, concluding the case.

  In the case of Johnson v. Newport Lorillard, et al. (U.S. District Court, Southern District, New York, filed October 31, 2001), the court has entered an order to show cause why the case should not be dismissed.

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), jury selection is proceeding. These matters are discussed under "Legal Proceedings and Contingent Liabilities - Non-Insurance, Tobacco Related - Class Actions."

REIMBURSEMENT CASES -

U.S. Local Governmental Reimbursement Cases -

  In the case of County of Wayne v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, Michigan, filed December 6, 1999), the court has entered the parties' stipulation of dismissal with prejudice.

Reimbursement Cases Filed by Labor Unions -

  In the case of Central Laborers Welfare Fund, et al. v. Philip Morris, Inc., et al. (Circuit Court, Madison County, Illinois, filed on June 9, 1997), plaintiffs voluntarily dismissed the case during April of 2002.

  In the case of Service Employees International Union Health & Welfare Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed March 19, 1998), an order dismissing the case has been entered.

  In the case of S.E.I.U. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed June 22, 1998), an order dismissing the case has been entered.

  In the case of Holland, et al., Trustees of United Mine Workers v. Philip Morris Incorporated, et al. (U.S. District Court, District of Columbia, filed July 9, 1998), an order dismissing the case has been entered.

  In the case of Sheet Metal Workers Trust Fund, et al. v. Philip Morris, Inc., et al. (U.S. District Court, District of Columbia, filed August 31,
1999), an order dismissing the case has been entered.

CONTRIBUTION CASES -

  In the case of Gasket Holdings, Inc., et al. v. RJR Nabisco, Inc., et al. (Chancery Court, Claiborne County, Mississippi, filed April 18, 2001), plaintiffs have voluntarily dismissed the case without prejudice.

INDIRECT PURCHASER SUITS -

  In the case of Gray v. Philip Morris Companies, Inc., et al. (Superior Court, Pima County, Arizona, filed February 11, 2000), the court dismissed the case in its entirety as to all defendants. On appeal, the appellate court reversed the dismissal and reinstated the case.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

  Information relating to the 2002 Special Meeting of Shareholders of the Company, held on January 4, 2002, is contained in Item 4 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and such information is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)  Exhibits--

  (3) Restated Certificate of Incorporation of the Registrant, dated April 16, 2002.

 (10) First Amendment to Supplemental Retirement Agreement dated June 30, 2001 between Registrant and Peter Keegan.

(b)  Current reports on Form 8-K --

  On January 4, 2002, Registrant filed a report on Form 8-K regarding the approval by its shareholders to create a tracking stock and an employee stock option plan based on the tracking stock.

  On January 25, 2002, Registrant filed a report on Form 8-K regarding its 89% owned subsidiary, CNA Financial Corporation, announcing its preliminary 2001 fourth quarter and year end results.

  On February 19, 2002, Registrant filed a report on Form 8-K regarding calculation of the Company's book value per share.

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


                                                     LOEWS CORPORATION
                                                     -------------------------
                                                     (Registrant)





Dated:  May 10, 2002                             By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)

1