Form 10-Q
period 2002-06-30
LOEWS CORP
filed 2002-08-13
CIK 60086

==============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002
                                -------------
                                        OR

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

                      Yes     X                       No
                          ---------                      ---------

              Class                              Outstanding at August 9, 2002
------------------------------------             -----------------------------
Common Stock, $1.00 par value                             186,103,400 shares
Carolina Group Stock, $.01 par value                       40,250,000 shares

==============================================================================

                                      INDEX

Part I. Financial Information                                         Page No.
                                                                      --------

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      June 30, 2002 and December 31, 2001 . . . . . . . . . . . .          3

    Consolidated Condensed Statements of Income--
      Three and six months ended June 30, 2002 and 2001 . . . . .          4

    Consolidated Condensed Statements of Cash Flows--
      Six months ended June 30, 2002 and 2001 . . . . . . . . . .          6

    Notes to Consolidated Condensed Financial Statements  . . . .          7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . .         56

  Item 3. Quantitative and Qualitative Disclosures about Market
    Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         91

Part II. Other Information

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .         95

  Item 4. Submission of Matters to a Vote of Security Holders . .         98

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .        100


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------


Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
------------------------------------------------------------------------------------------------
(In millions)                                                         June 30,     December 31,
                                                                         2002            2001
                                                                      --------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of $33,654.7 and $31,004.1 . .     $32,286.2       $31,191.0
  Equity securities, cost of $1,534.9 and $1,457.3  . . . . . . .       1,575.0         1,646.0
  Other investments . . . . . . . . . . . . . . . . . . . . . . .       1,746.0         1,587.3
  Short-term investments  . . . . . . . . . . . . . . . . . . . .       8,433.7         6,734.8
                                                                     --------------------------
     Total investments  . . . . . . . . . . . . . . . . . . . . .      44,040.9        41,159.1
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         182.1           181.3
Receivables-net . . . . . . . . . . . . . . . . . . . . . . . . .      19,113.5        19,452.8
Property, plant and equipment-net . . . . . . . . . . . . . . . .       2,999.8         3,075.3
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .         724.0           607.0
Goodwill and other intangible assets-net  . . . . . . . . . . . .         262.8           323.8
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       4,360.2         4,229.8
Deferred acquisition costs of insurance subsidiaries  . . . . . .       2,513.4         2,423.9
Separate account business . . . . . . . . . . . . . . . . . . . .       3,387.0         3,798.1
                                                                     --------------------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .     $77,583.7       $75,251.1
                                                                     ==========================

Liabilities and Shareholders' Equity:

Insurance reserves:
  Claim and claim adjustment expense  . . . . . . . . . . . . . .     $30,385.7       $31,266.2
  Future policy benefits  . . . . . . . . . . . . . . . . . . . .       7,158.2         7,306.4
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . .       4,914.1         4,505.3
  Policyholders' funds  . . . . . . . . . . . . . . . . . . . . .         565.5           546.0
                                                                      -------------------------
Total insurance reserves  . . . . . . . . . . . . . . . . . . . .      43,023.5        43,623.9
Payable for securities purchased  . . . . . . . . . . . . . . . .       1,916.5         1,365.6
Securities sold under agreements to repurchase  . . . . . . . . .       3,133.0         1,602.4
Long-term debt, less unamortized discount . . . . . . . . . . . .       5,929.5         5,920.3
Reinsurance balances payable  . . . . . . . . . . . . . . . . . .       2,718.9         2,722.9
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .       4,844.9         4,595.2
Separate account business . . . . . . . . . . . . . . . . . . . .       3,387.0         3,798.1
                                                                     --------------------------
     Total liabilities  . . . . . . . . . . . . . . . . . . . . .      64,953.3        63,628.4
Minority interest . . . . . . . . . . . . . . . . . . . . . . . .       1,875.1         1,973.4
Shareholders' equity  . . . . . . . . . . . . . . . . . . . . . .      10,755.3         9,649.3
                                                                     --------------------------
     Total liabilities and shareholders' equity . . . . . . . . .     $77,583.7       $75,251.1
                                                                     ==========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
------------------------------------------------------------------------------------------------
(In millions, except per share data)            Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ------------------------  -------------------------
                                                2002            2001       2002            2001
                                             ---------------------------------------------------
Revenues:
  Insurance premiums  . . . . . . . . . .    $ 2,825.4      $ 1,586.8   $ 5,661.5    $  4,083.6
  Investment income, net of expenses  . .        539.8          464.3     1,002.9       1,047.6
  Investment (losses) gains . . . . . . .       (195.0)         584.1      (171.5)        991.6
  Manufactured products (including excise
   taxes of $176.1, $160.4, $356.5 and
   $311.1). . . . . . . . . . . . . . . .      1,067.8        1,021.7     2,072.3       1,959.1
  Other . . . . . . . . . . . . . . . . .        410.6          483.3       869.8         987.2
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .      4,648.6        4,140.2     9,435.0       9,069.1
                                             ---------------------------------------------------
Expenses:
  Insurance claims and policyholders'
   benefits . . . . . . . . . . . . . . .      2,382.2        4,276.2     4,692.3       6,345.6
  Amortization of deferred acquisition
   costs  . . . . . . . . . . . . . . . .        461.6          450.5       902.0         874.1
  Cost of manufactured products sold  . .        599.9          589.7     1,207.3       1,153.4
  Other operating expenses  . . . . . . .        785.6        1,062.9     1,654.2       1,919.3
  Restructuring and other related charges                        56.1                      62.1
  Interest  . . . . . . . . . . . . . . .         78.2           92.7       154.7         179.0
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .      4,307.5        6,528.1     8,610.5      10,533.5
                                             ---------------------------------------------------
                                                 341.1       (2,387.9)      824.5      (1,464.4)
                                             ---------------------------------------------------
  Income tax expense (benefit)  . . . . .        124.5         (768.3)      296.0        (439.9)
  Minority interest . . . . . . . . . . .         14.7         (202.5)       42.7        (132.8)
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .        139.2         (970.8)      338.7        (572.7)
                                             ---------------------------------------------------
Income (loss) from continuing operations         201.9       (1,417.1)      485.8        (891.7)
Discontinued operations-net . . . . . . .                         1.9       (31.0)          2.1
Cumulative effect of changes in
 accounting principles-net  . . . . . . .                                                 (53.3)
                                             ---------------------------------------------------
  Net income (loss) . . . . . . . . . . .    $   201.9      $(1,415.2)  $   454.8     $  (942.9)
                                             ===================================================

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
------------------------------------------------------------------------------------------------
(In millions, except per share data)            Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ------------------------  -------------------------
                                                2002            2001       2002            2001
                                             ---------------------------------------------------
Net income (loss) attributable to:
  Loews Common Stock:
    Income (loss) from continuing
     operations . . . . . . . . . . . . .    $   160.5      $(1,417.1)  $   426.4     $  (891.7)
    Discontinued operations-net . . . . .                         1.9       (31.0)          2.1
    Cumulative effect of change in
     accounting principles-net  . . . . .                                                 (53.3)
                                             ---------------------------------------------------
  Loews Common Stock  . . . . . . . . . .        160.5       (1,415.2)      395.4        (942.9)
  Carolina Group Stock  . . . . . . . . .         41.4                       59.4
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .    $   201.9      $(1,415.2)  $   454.8     $  (942.9)
                                             ===================================================
Income (loss) per Loews common share:
  Income (loss) from continuing
   operations . . . . . . . . . . . . . .    $    0.85      $   (7.19)  $    2.25     $   (4.52)
  Discontinued operations . . . . . . . .                        0.01       (0.16)         0.01
  Cumulative effect of changes in
   accounting principles  . . . . . . . .                                                 (0.27)
                                             ---------------------------------------------------
     Net income (loss)  . . . . . . . . .    $    0.85      $   (7.18)  $    2.09     $   (4.78)
                                             ===================================================
Net income per Carolina Group common
 share  . . . . . . . . . . . . . . . . .    $    1.03                  $    1.48
                                             ===================================================

Weighted average number of shares
 outstanding:
  Loews Common Stock  . . . . . . . . . .       188.19         197.24      189.63        197.24
  Carolina Group Stock  . . . . . . . . .        40.25                      40.25

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
------------------------------------------------------------------------------------------------
(In millions)                                                         Six Months Ended June 30,
                                                                          2002             2001
                                                                    ----------------------------
Operating Activities:
  Net income (loss)  . . . . . . . . . . . . . . . . . . . .        $    454.8       $   (942.9)
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities-net . . . . . . .             208.1         (1,233.5)
  Discontinued operations - net  . . . . . . . . . . . . . .              31.0             (2.1)
  Cumulative effect of changes in accounting principles  . .                               53.3
  Changes in assets and liabilities-net:
    Reinsurance receivable . . . . . . . . . . . . . . . . .              48.3         (1,736.0)
    Other receivables  . . . . . . . . . . . . . . . . . . .             (36.5)           696.8
    Federal income taxes . . . . . . . . . . . . . . . . . .             873.0           (611.2)
    Prepaid reinsurance premiums . . . . . . . . . . . . . .            (228.5)            89.3
    Deferred acquisition costs . . . . . . . . . . . . . . .             (91.7)           (50.6)
    Insurance reserves and claims  . . . . . . . . . . . . .            (225.4)         2,888.7
    Reinsurance balances payable . . . . . . . . . . . . . .              (4.0)           237.7
    Other liabilities  . . . . . . . . . . . . . . . . . . .              (4.9)           484.0
    Trading securities . . . . . . . . . . . . . . . . . . .            (400.2)           173.5
    Other-net  . . . . . . . . . . . . . . . . . . . . . . .             169.0           (247.1)
                                                                    ----------------------------
                                                                         793.0           (200.1)
                                                                    ----------------------------
Investing Activities:
  Purchases of fixed maturities  . . . . . . . . . . . . . .         (39,678.8)       (47,878.6)
  Proceeds from sales of fixed maturities  . . . . . . . . .          35,840.7         39,424.7
  Proceeds from maturities of fixed maturities . . . . . . .           2,719.8          8,058.6
  Securities sold under agreements to repurchase . . . . . .           1,530.6            643.2
  Purchase of equity securities  . . . . . . . . . . . . . .            (548.2)          (752.5)
  Proceeds from sales of equity securities . . . . . . . . .             516.3          1,666.5
  Change in short-term investments . . . . . . . . . . . . .          (1,545.3)          (525.9)
  Purchases of property, plant and equipment . . . . . . . .            (189.8)          (229.9)
  Proceeds from sales of property, plant and equipment . . .              92.8            272.6
  Change in other investments  . . . . . . . . . . . . . . .            (162.4)          (183.9)
                                                                    ----------------------------
                                                                      (1,424.3)           494.8
                                                                    ----------------------------
Financing Activities:
  Dividends paid to Loews shareholders . . . . . . . . . . .             (75.0)           (54.2)
  Dividends paid to minority interests . . . . . . . . . . .             (20.0)           (19.8)
  Issuance of Loews Common Stock . . . . . . . . . . . . . .               0.5              0.4
  Issuance of Carolina Group Stock . . . . . . . . . . . . .           1,069.6
  Purchases of Loews treasury shares . . . . . . . . . . . .            (309.2)
  Purchases of treasury shares by subsidiaries . . . . . . .             (16.9)
  Issuance of long-term debt . . . . . . . . . . . . . . . .                              449.4
  Principal payments on long-term debt . . . . . . . . . . .              (0.5)          (662.6)
  Receipts credited to policyholders . . . . . . . . . . . .               0.3              1.5
  Withdrawals of policyholders account balances  . . . . . .             (26.3)           (38.3)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . .               9.6             (0.9)
                                                                    ----------------------------
                                                                         632.1           (324.5)
                                                                    ----------------------------
Net change in cash . . . . . . . . . . . . . . . . . . . . .               0.8            (29.8)
Cash, beginning of period  . . . . . . . . . . . . . . . . .             181.3            195.2
                                                                    ----------------------------
Cash, end of period  . . . . . . . . . . . . . . . . . . . .        $    182.1       $    165.4
                                                                    ============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
------------------------------------------------------------------------------
(Dollars in millions, except per share data)

1.  Basis of Presentation:

  On February 6, 2002, the Company sold 40,250,000 shares of a new class of its common stock, referred to as Carolina Group stock, for net proceeds of $1,069.6. This stock is designed to track the performance of the Carolina Group, which consists of: the Company's ownership interest in its wholly owned subsidiary, Lorillard, Inc.; $2,500.0 of notional, intergroup debt owed by the Carolina Group to the Loews Group, bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; any and all liabilities, costs and expenses of Loews Corporation and Lorillard, Inc. arising out of the past, present or future business of Lorillard, Inc., and all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share. Holders of Carolina Group stock are common stockholders of Loews Corporation.

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

  In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including goodwill recorded in past business combinations, ceased effective January 1, 2002, upon adoption of SFAS No. 142. As required under SFAS No. 142, the Company has completed the first step of its initial impairment testing and has identified $65.0 of its $262.8 of total net carried goodwill and indefinite-lived intangible assets, as being impaired. The impaired goodwill is related to CNA's Specialty Lines and Life Operations. The second step of the impairment testing, which involves quantification of the amount of the impairment, will be completed in the third quarter of 2002. The initial impairment loss will be reported as a cumulative effect of a change in accounting principle as of January 1, 2002, and will require restatement of the interim 2002 results. Any impairment losses incurred after the initial application of this standard will be reported in operating income.

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

  In the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as SFAS No. 133). The initial adoption of SFAS No. 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS No. 133 resulted in a charge to 2001 earnings of $53.3, net of income taxes and minority interest of $33.0 and $8.0, respectively, to reflect the change in accounting principle. Of this transition amount, approximately $50.5, net of income taxes and minority interest, related to CNA Financial Corporation's ("CNA"), a 90% owned subsidiary, investments and investment-related derivatives. Because CNA already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $50.5 to shareholders' equity (accumulated other comprehensive income). The remainder of the transition adjustment is attributable to collateralized debt obligation products that are derivatives under SFAS No. 133. See Note 4 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K.

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

Comprehensive Income (Loss)

  Comprehensive income includes all changes to shareholders' equity, including net income (loss), except those resulting from investments by shareholders and distributions to shareholders. For the three and six months ended June 30, 2002 and 2001, comprehensive income (loss) totaled $411.8, $(2,082.4), $423.2 and $(1,457.5), respectively. Comprehensive income (loss) includes net income (loss), unrealized appreciation (depreciation) of investments and foreign currency translation gains or losses.

Reclassifications

  Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2002.

2.  Earnings Per Share Attributable to Loews Common Stock and Carolina Group
    Stock:

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income (loss) attributable to each class of common stock by the weighted average number of common shares of each class of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2002 and 2001, income (loss) per common share assuming dilution is the same as basic income (loss) per share because the impact of securities that could potentially dilute basic income (loss) per common share is insignificant or antidilutive for the periods presented.

  Income (loss) per share for each class of common stock was determined based on the attribution of income (loss) to each class of common stock for the period divided by the weighted-average number of common shares for each class of common stock outstanding during the period.

  The attribution of income (loss) to each class of common stock, for the three and six months ended June 30, 2002, was as follows:

                                                                  Three Months   Six Months
                                                                    June 30,       June 30,
                                                                  -------------------------
                                                                      2002          2002
                                                                  -------------------------
     Loews Common Stock:

       Consolidated net income . . . . . . . . . . . . .          $201.9            $454.8
       Less income attributable to Carolina Group Stock            (41.4)            (59.4)
                                                                  -------------------------

       Income attributable to Loews Common Stock . . . .          $160.5            $395.4
                                                                  =========================

     Carolina Group Stock:

       Carolina Group net income . . . . . . . . . . . .          $178.8            $329.5
       Less net income for January 2002  . . . . . . . .                              73.1
                                                                  -------------------------
       Income available to Carolina Group Stock  . . . .           178.8             256.4
       Economic interest of the Carolina Group Stock . .           23.17%            23.17%
                                                                  -------------------------
       Income attributable to Carolina Group Stock . . .          $ 41.4            $ 59.4
                                                                  =========================


3.  Consolidating Financial Information:

      The Consolidating Condensed Balance Sheets of Loews Corporation as of June 30, 2002 and December 31, 2001 and the Consolidating Statements of Operations for the three and six months ended June 30, 2002 and 2001 and Cash Flows for the six months ended June 30, 2002 and 2001, are as follows:

CONSOLIDATING STATEMENTS OF OPERATIONS


                                                               Adjustments    Consolidated
                                      Carolina      Loews         and             Loews
Three Months Ended June 30, 2002       Group        Group      Eliminations    Corporation
------------------------------------------------------------------------------------------

Revenues:

Insurance premiums . . . . . . . .               $ 2,825.4                      $ 2,825.4
Investment income, net of expenses    $   10.6       579.2       $ (50.0) (a)       539.8
Investment (losses) gains. . . . .         7.8      (202.8)                        (195.0)
Manufactured products  . . . . . .     1,026.9        40.9                        1,067.8
Other  . . . . . . . . . . . . . .         0.7       409.9                          410.6
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .     1,046.0     3,652.6         (50.0)         4,648.6
------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits . . . . .                 2,382.2                        2,382.2
Amortization of deferred
 acquisition costs . . . . . . . .                   461.6                          461.6
Cost of manufactured products sold       580.6        19.3                          599.9
Other operating expenses (b) . . .       119.5       666.1                          785.6
Interest . . . . . . . . . . . . .        50.0        78.2         (50.0) (a)        78.2
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .       750.1     3,607.4         (50.0)         4,307.5
------------------------------------------------------------------------------------------
                                         295.9        45.2                          341.1
------------------------------------------------------------------------------------------
Income taxes . . . . . . . . . . .       117.1         7.4                          124.5
Minority interest  . . . . . . . .                    14.7                           14.7
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .       117.1        22.1                          139.2
------------------------------------------------------------------------------------------
Income from operations . . . . . .       178.8        23.1                          201.9
Equity in earnings of the Carolina
 Group . . . . . . . . . . . . . .                   137.4         (137.4) (c)
------------------------------------------------------------------------------------------
     Net income  . . . . . . . . .    $  178.8   $   160.5       $ (137.4)      $   201.9
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

CONSOLIDATING STATEMENTS OF OPERATIONS


                                                               Adjustments    Consolidated
                                      Carolina      Loews         and             Loews
Six Months Ended June 30, 2002         Group        Group      Eliminations    Corporation
------------------------------------------------------------------------------------------

Revenues:

Insurance premiums . . . . . . . .               $ 5,661.5                      $ 5,661.5
Investment income, net of expenses    $   21.8     1,060.1        $ (79.0) (a)    1,002.9
Investment (losses) gains. . . . .        10.6      (182.1)                        (171.5)
Manufactured products  . . . . . .     2,000.0        72.3                        2,072.3
Other  . . . . . . . . . . . . . .         0.7       869.1                          869.8
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .     2,033.1     7,480.9          (79.0)        9,435.0
------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits . . . . .                 4,692.3                        4,692.3
Amortization of deferred
 acquisition costs . . . . . . . .                   902.0                          902.0
Cost of manufactured products sold     1,172.9        34.4                        1,207.3
Other operating expenses (b) . . .       239.0     1,415.2                        1,654.2
Interest . . . . . . . . . . . . .        79.0       154.7          (79.0)(a)       154.7
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .     1,490.9     7,198.6          (79.0)        8,610.5
------------------------------------------------------------------------------------------
                                         542.2       282.3                          824.5
------------------------------------------------------------------------------------------
Income taxes . . . . . . . . . . .       212.7        83.3                          296.0
Minority interest  . . . . . . . .                    42.7                           42.7
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .       212.7       126.0                          338.7
------------------------------------------------------------------------------------------
Income from operations . . . . . .       329.5       156.3                          485.8
Equity in earnings of the Carolina
 Group . . . . . . . . . . . . . .                   270.1         (270.1)(c)
------------------------------------------------------------------------------------------
Income from continuing operations        329.5       426.4         (270.1)          485.8
Discontinued operations-net  . . .                   (31.0)                         (31.0)
------------------------------------------------------------------------------------------
     Net income  . . . . . . . . .    $  329.5   $   395.4        $(270.1)      $   454.8
==========================================================================================

(a) To eliminate interest on the intergroup notional debt.
(b) Includes $0.2 of expenses allocated by the Carolina Group to the Loews Group for computer related charges and $0.2 of expenses allocated by Loews Group to the Carolina
    Group for services provided pursuant to a services agreement, which eliminate in these consolidating statements.
(c) To eliminate the Loews Group's intergroup interest in the earnings of the Carolina
    Group.

CONSOLIDATING STATEMENTS OF OPERATIONS


                                                              Adjustments    Consolidated
                                      Carolina      Loews         and            Loews
Three Months Ended June 30, 2001       Group        Group     Eliminations    Corporation
------------------------------------------------------------------------------------------

Revenues:

Insurance premiums . . . . . . . .               $ 1,586.8                      $ 1,586.8
Investment income, net of expenses    $   19.9       444.4                          464.3
Investment gains . . . . . . . . .                   584.1                          584.1
Manufactured products  . . . . . .       991.0        30.7                        1,021.7
Other  . . . . . . . . . . . . . .         3.9       479.4                          483.3
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .     1,014.8     3,125.4                        4,140.2
------------------------------------------------------------------------------------------

Expenses:

Insurance claims and policyholders'
 benefits  . . . . . . . . . . . .                 4,276.2                        4,276.2
Amortization of deferred
 acquisition costs . . . . . . . .                   450.5                          450.5
Cost of manufactured products sold       574.8        14.9                          589.7
Other operating expenses (a) . . .       305.9       757.0                        1,062.9
Restructuring and other related
 charges . . . . . . . . . . . . .                    56.1                           56.1
Interest . . . . . . . . . . . . .         0.2        92.5                           92.7
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .       880.9     5,647.2                        6,528.1
------------------------------------------------------------------------------------------
                                         133.9    (2,521.8)                      (2,387.9)
------------------------------------------------------------------------------------------
Income taxes (benefit) . . . . . .        53.8      (822.1)                        (768.3)
Minority interest  . . . . . . . .                  (202.5)                        (202.5)
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .        53.8    (1,024.6)                        (970.8)
------------------------------------------------------------------------------------------
Income (loss) from operations  . .        80.1    (1,497.2)                      (1,417.1)
Equity in earnings of the Carolina
 Group . . . . . . . . . . . . . .                    80.1       $(80.1) (b)
------------------------------------------------------------------------------------------
Income (loss) from continuing
 operations  . . . . . . . . . . .        80.1    (1,417.1)       (80.1)         (1,417.1)
Discontinued operations-net  . . .                     1.9                            1.9
------------------------------------------------------------------------------------------
     Net income (loss) . . . . . .    $   80.1   $(1,415.2)      $(80.1)        $(1,415.2)
==========================================================================================

(a) Includes $0.2 of expenses allocated by the Carolina Group to the Loews Group for computer related charges and $0.1 expenses allocated by Loews Group to the Carolina
    Group for services provided pursuant to a service agreement, which eliminate in these consolidating statements.
(b) To eliminate the Loews Group's intergroup interest in the earnings of the Carolina
    Group.

CONSOLIDATING STATEMENTS OF OPERATIONS


                                                              Adjustments    Consolidated
                                      Carolina      Loews         and            Loews
Six Months Ended June 30, 2001         Group        Group     Eliminations    Corporation
------------------------------------------------------------------------------------------

Revenues:

Insurance premiums . . . . . . . .               $ 4,083.6                      $ 4,083.6
Investment income, net of expenses    $   46.6     1,001.0                        1,047.6
Investment gains . . . . . . . . .         2.1       989.5                          991.6
Manufactured products  . . . . . .     1,896.3        62.8                        1,959.1
Other  . . . . . . . . . . . . . .         5.7       981.5                          987.2
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .     1,950.7     7,118.4                        9,069.1
------------------------------------------------------------------------------------------

Expenses:

Insurance claims and policyholders'
 benefits  . . . . . . . . . . . .                 6,345.6                        6,345.6
Amortization of deferred
 acquisition costs . . . . . . . .                   874.1                          874.1
Cost of manufactured products sold     1,123.9        29.5                        1,153.4
Other operating expenses (a) . . .       420.0     1,499.3                        1,919.3
Restructuring and other related
 charges . . . . . . . . . . . . .                    62.1                           62.1
Interest . . . . . . . . . . . . .         0.3       178.7                          179.0
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .     1,544.2     8,989.3                       10,533.5
------------------------------------------------------------------------------------------
                                         406.5    (1,870.9)                      (1,464.4)
------------------------------------------------------------------------------------------
Income taxes (benefit) . . . . . .       160.7      (600.6)                        (439.9)
Minority interest  . . . . . . . .                  (132.8)                        (132.8)
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .       160.7      (733.4)                        (572.7)
------------------------------------------------------------------------------------------
Income (loss) from operations  . .       245.8    (1,137.5)                        (891.7)
Equity in earnings of the Carolina
 Group . . . . . . . . . . . . . .                   245.8       $(245.8) (b)
------------------------------------------------------------------------------------------
Income (loss) from continuing
 operations  . . . . . . . . . . .       245.8      (891.7)       (245.8)          (891.7)
Discontinued operations-net  . . .                     2.1                            2.1
Cumulative effect of changes in
 accounting principles-net . . . .                   (53.3)                         (53.3)
------------------------------------------------------------------------------------------
     Net income (loss) . . . . . .    $  245.8   $  (942.9)      $(245.8)       $  (942.9)
==========================================================================================

(a) Includes $0.4 of expenses allocated by the Carolina Group to the Loews Group for computer related charges and $0.1 of expenses allocated by Loews Group to the Carolina
    Group for services provided pursuant to a service agreement, which eliminate in these consolidating statements.
(b) To eliminate the Loews Group's intergroup interest in the earnings of the Carolina
    Group.

CONSOLIDATING CONDENSED BALANCE SHEET


                                                              Adjustments     Consolidated
                                      Carolina      Loews         and             Loews
June 30, 2002                          Group        Group     Eliminations     Corporation
------------------------------------------------------------------------------------------

Assets:
Investments . . . . . . . . . . .    $ 1,883.4   $42,157.5                      $44,040.9
Cash  . . . . . . . . . . . . . .          1.6       180.5                          182.1
Receivables-net . . . . . . . . .         49.3    19,097.6    $   (33.4) (a)     19,113.5
Property, plant and equipment-net        183.3     2,816.5                        2,999.8
Deferred income taxes . . . . . .        434.6       289.4                          724.0
Goodwill and other intangible
 assets-net . . . . . . . . . . .                    262.8                          262.8
Other assets  . . . . . . . . . .        448.4     3,911.8                        4,360.2
Investment in combined attributed
 net assets of the Carolina Group                  1,678.9     (1,678.9) (b)
Deferred acquisition costs of
 insurance subsidiaries . . . . .                  2,513.4                        2,513.4
Separate account business . . . .                  3,387.0                        3,387.0
------------------------------------------------------------------------------------------
     Total assets . . . . . . . .    $ 3,000.6   $76,295.4    $(1,712.3)        $77,583.7
==========================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves  . . . . . . .                $43,023.5                      $43,023.5
Payable for securities purchased                   1,916.5                        1,916.5
Securities sold under agreements
 to repurchase  . . . . . . . . .                  3,133.0                        3,133.0
Long-term debt, less unamortized
 discount . . . . . . . . . . . .    $ 2,500.0     5,929.5    $(2,500.0) (a)      5,929.5
Reinsurance balances payable  . .                  2,718.9                        2,718.9
Other liabilities . . . . . . . .      1,569.3     3,309.0        (33.4) (a)      4,844.9
Separate account business . . . .                  3,387.0                        3,387.0
------------------------------------------------------------------------------------------
     Total liabilities  . . . . .      4,069.3    63,417.4     (2,533.4)         64,953.3
------------------------------------------------------------------------------------------
Minority interest . . . . . . . .                  1,875.1                        1,875.1
------------------------------------------------------------------------------------------
Shareholders' equity:
 Loews Common stock, $1.00 par
  value . . . . . . . . . . . . .                                 191.5 (c)         191.5
 Carolina Group Stock, $0.01 par
  value . . . . . . . . . . . . .                                   0.4 (c)           0.4
 Additional paid-in capital . . .                               1,115.7 (c)       1,115.7
 Earnings retained in the
  business  . . . . . . . . . . .                               9,594.7 (c)       9,594.7
 Accumulated other comprehensive
  income . . .  . . . . . . . . .                                 163.1 (c)         163.1
 Combined attributed net assets .     (1,068.7)   11,002.9     (9,934.2)(c)
------------------------------------------------------------------------------------------
                                      (1,068.7)   11,002.9      1,131.2          11,065.4
 Less Loews Common Stock held in
  treasury, at cost . . . . . . .                                (310.1)           (310.1)
------------------------------------------------------------------------------------------
     Total shareholders' equity .     (1,068.7)   11,002.9        821.1          10,755.3
------------------------------------------------------------------------------------------
     Total liabilities and
      shareholders' equity  . . .    $ 3,000.6   $76,295.4    $(1,712.3)        $77,583.7
==========================================================================================

(a) To eliminate the intergroup notional debt and interest payable/receivable.
(b) To eliminate the Loews Group's intergroup notional debt receivable and its 76.83%
    equity interest in the combined attributed net assets of the Carolina Group.
(c) To eliminate the combined attributed net assets of the Carolina Group and the Loews
    Group, and to record the Loews Corporation consolidated equity accounts at the balance sheet date.

CONSOLIDATING CONDENSED BALANCE SHEET

                                                              Adjustments     Consolidated
                                      Carolina      Loews         and             Loews
December 31, 2001                      Group        Group     Eliminations     Corporation
------------------------------------------------------------------------------------------

Assets:

Investments . . . . . . . . . . .     $1,628.9   $39,530.2                      $41,159.1
Cash  . . . . . . . . . . . . . .          1.7       179.6                          181.3
Receivables-net . . . . . . . . .         45.9    19,406.9                       19,452.8
Property, plant and equipment-net        181.2     2,894.1                        3,075.3
Deferred income taxes . . . . . .        426.6       180.4                          607.0
Goodwill and other intangible
 assets-net . . . . . . . . . . .                    323.8                          323.8
Other assets  . . . . . . . . . .        485.1     3,744.7                        4,229.8
Investment in combined attributed
 net assets of the Carolina Group                  1,274.5   $ (1,274.5)(a)
Deferred acquisition costs of
 insurance subsidiaries . . . . .                  2,423.9                        2,423.9
Separate account business . . . .                  3,798.1                        3,798.1
------------------------------------------------------------------------------------------
     Total assets . . . . . . . .     $2,769.4   $73,756.2   $ (1,274.5)        $75,251.1
==========================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves  . . . . . . .                $43,623.9                      $43,623.9
Payable for securities purchased                   1,365.6                        1,365.6
Securities sold under agreements
 to repurchase  . . . . . . . . .                  1,602.4                        1,602.4
Long-term debt, less unamortized
 discount . . . . . . . . . . . .                  5,920.3                        5,920.3
Reinsurance balances payable  . .                  2,722.9                        2,722.9
Other liabilities . . . . . . . .     $1,494.9     3,100.3                        4,595.2
Separate account business . . . .                  3,798.1                        3,798.1
------------------------------------------------------------------------------------------
     Total liabilities  . . . . .      1,494.9    62,133.5                       63,628.4
------------------------------------------------------------------------------------------
Minority interest . . . . . . . .                  1,973.4                        1,973.4
------------------------------------------------------------------------------------------
Shareholders' equity:
 Loews Common stock, $1.00 par
  value . . . . . . . . . . . . .                            $    191.5 (b)         191.5
 Additional paid-in capital . . .                                  48.2 (b)          48.2
 Earnings retained in the business                              9,214.9 (b)       9,214.9
 Accumulated other comprehensive
  income  . . . . . . . . . . . .                                 194.7 (b)         194.7
 Combined attributed net assets .      1,274.5     9,649.3    (10,923.8)(b)
------------------------------------------------------------------------------------------
     Total shareholders' equity .      1,274.5     9,649.3     (1,274.5)          9,649.3
------------------------------------------------------------------------------------------
     Total liabilities and
      shareholders' equity  . . .     $2,769.4   $73,756.2   $ (1,274.5)        $75,251.1
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

CONSOLIDATING STATEMENT OF CASH FLOWS


                                                               Adjustments    Consolidated
                                          Carolina     Loews        and           Loews
Six Months Ended June 30, 2002             Group       Group    Eliminations   Corporation
------------------------------------------------------------------------------------------

Net cash provided by operating
 activities . . . . . . . . . . .  .      $ 344.3     $   608.1   $ (159.4)     $   793.0
-----------------------------------------------------------------------------------------
Investing activities:
  Purchases of property and equipment       (23.5)       (166.3)                   (189.8)
  Proceeds from sales of property
   and equipment . . . . . . . . . .          2.6          90.2                      92.8
  Change in short-term investments         (146.2)     (1,399.1)                 (1,545.3)
  Other investing activities . . . .                      218.0                     218.0
-----------------------------------------------------------------------------------------
                                           (167.1)     (1,257.2)                 (1,424.3)
-----------------------------------------------------------------------------------------
Financing activities:
  Dividends paid to shareholders . .       (177.3)        (57.1)     159.4          (75.0)
  Other financing activities . . . .                      707.1                     707.1
-----------------------------------------------------------------------------------------
                                           (177.3)        650.0      159.4          632.1
-----------------------------------------------------------------------------------------
Net change in cash  . . . . . . . .          (0.1)          0.9                       0.8
Cash, beginning of period . . . . .           1.7         179.6                     181.3
-----------------------------------------------------------------------------------------
Cash, end of period . . . . . . . .       $   1.6     $   180.5                 $   182.1
=========================================================================================

Six Months Ended June 30, 2001
------------------------------------------------------------------------------------------

Net cash provided (used) by
 operating activities                     $ 448.0     $  (398.1)  $ (250.0)     $  (200.1)
-----------------------------------------------------------------------------------------
Investing activities:
  Purchases of property and equipment       (14.4)       (215.5)                   (229.9)
  Proceeds from sales of property
   and equipment  . . . . . . . . . .        10.2         262.4                     272.6
  Change in short-term investments  .      (194.2)       (331.7)                   (525.9)
  Other investing activities  . . . .                     978.0                     978.0
-----------------------------------------------------------------------------------------
                                           (198.4)        693.2                     494.8
-----------------------------------------------------------------------------------------
Financing activities:
  Dividends paid to shareholders  . .      (250.0)        (54.2)     250.0          (54.2)
  Other financing activities  . . . .                    (270.3)                   (270.3)
-----------------------------------------------------------------------------------------
                                           (250.0)       (324.5)     250.0         (324.5)
-----------------------------------------------------------------------------------------
Net change in cash . . . . . . . . .         (0.4)        (29.4)                    (29.8)
Cash, beginning of period  . . . . .          1.4         193.8                     195.2
-----------------------------------------------------------------------------------------
Cash, end of period  . . . . . . . .      $   1.0     $   164.4                 $   165.4
=========================================================================================

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

  CNA's overall reinsurance program includes certain property-casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a "funds withheld" basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer's margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract is recorded as a funds withheld liability. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA's retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Condensed Balance Sheets.

  Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in investment income, was $57.0 and $86.0 for the second quarter of 2002 and 2001 and $115.0 and $122.0 for the six months ended June 30, 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,889.0 and $2,724.0 at June 30, 2002 and December 31, 2001.

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

  The effects of reinsurance on earned premiums are shown in the following table:

                                                   Direct    Assumed     Ceded        Net
                                                -------------------------------------------
                                                        Six Months Ended June 30, 2002
                                                -------------------------------------------

Property-casualty . . . . . . . . . . . . . .   $ 4,882.0   $  409.0   $1,897.0   $ 3,394.0
Accident and health . . . . . . . . . . . . .     1,859.0       75.0        4.0     1,930.0
Life  . . . . . . . . . . . . . . . . . . . .       538.0       18.0      218.0       338.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 7,279.0   $  502.0   $2,119.0   $ 5,662.0
                                                ===========================================
                                                   Direct    Assumed     Ceded        Net
                                                -------------------------------------------
                                                              Six Months Ended June 30, 2001
                                                -------------------------------------------

Property-casualty . . . . . . . . . . . . . .   $ 3,926.0   $  372.0   $2,304.0   $ 1,994.0
Accident and health . . . . . . . . . . . . .     1,753.0      137.0      139.0     1,751.0
Life  . . . . . . . . . . . . . . . . . . . .       559.0      119.0      339.0       339.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 6,238.0   $  628.0   $2,782.0   $ 4,084.0
                                                ===========================================

  For 2002, CNA has entered into an aggregate reinsurance treaty covering substantially all of its property-casualty lines of business (the "2002 Cover"). The loss protection provided by the 2002 Cover is dependent on the level of subject premium, but there is a maximum aggregate limit of $1,125.0. Maximum ceded premium under the contract is $683.0, and premiums, claims recoveries and interest charges other than the reinsurer's margin and related fees are made on a funds withheld basis. Interest is credited on funds withheld at 8.0% per annum, and all premiums are deemed to have been paid as of January 1, 2002. Ceded premium related to the reinsurer's margin in the amount of $2.0 and $5.0 was recorded for the 2002 Cover for the three and six months ended June 30, 2002.

  The aggregate reinsurance protection from the 2002 Cover attaches at a defined accident year loss and allocated loss adjustment expense (collectively, losses) ratio. Under the contract, CNA has the right to elect to cede losses to the 2002 Cover when its recorded accident year losses exceed the attachment point. This election period expires March 31, 2004. If no losses are ceded by this date, the contract is considered to be commuted. If CNA elects to cede any losses to the 2002 Cover, it must continue to cede all losses subject to the terms of the contract.

  In 1999, CNA entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property-casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 of ceded losses with an aggregate limit of $1,000.0 of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500.0 of limit the ceded premium is $230.0. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510.0 of ceded losses for a maximum ceded premium of $310.0. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8.0% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

  The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the September 11, 2001 World Trade Center Disaster and related events, the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded in the second quarter of 2001, the $500.0 limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500.0 of limit on accident years 2000 and 2001 under the first section.

  The impact of the Aggregate Cover on pretax operating results was as follows:

                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                -------------------------------------------
                                                 2002         2001          2002      2001
-------------------------------------------------------------------------------------------

Ceded earned premiums . . . . . . . . . . . .              $(418.0)                $(460.0)
Ceded claim and claim adjustment expenses . .                683.0                   722.0
Interest charges  . . . . . . . . . . . . . .    $(12.0)     (53.0)       $(25.0)    (59.0)
-------------------------------------------------------------------------------------------
Pretax impact on operating results  . . . . .    $(12.0)   $ 212.0        $(25.0)  $ 203.0
===========================================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 of ceded losses. The ceded premiums are a percentage of ceded losses and for the $760.0 of limit, the ceded premium is $456.0. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $563.0 have been ceded under the CCC Cover through June 30, 2002.

  The impact of the CCC Cover on pretax operating results was as follows:


                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                -------------------------------------------
                                                 2002         2001          2002      2001
-------------------------------------------------------------------------------------------

Ceded earned premiums . . . . . . . . . . . .              $ (2.0)        $(61.0)   $ (2.0)
Ceded claim and claim adjustment expenses . .                               93.0
Interest charges  . . . . . . . . . . . . . .    $(6.0)                    (16.0)
-------------------------------------------------------------------------------------------
Pretax impact on operating results  . . . . .    $(6.0)    $ (2.0)        $ 16.0    $ (2.0)
===========================================================================================

5.  Other Investments:

  Other invested assets include investments in limited partnerships and certain derivative securities. The Company's limited partnership investments are recorded at fair value, typically reflecting a reporting lag of up to three months, with changes in fair value reported in investment income, net of expenses. Fair value of the Company's limited partnership investments represents the Company's equity in the partnership's net assets as determined by the general partner. The carrying value of the Company's limited partnership investments was $1,498.6 and $1,307.0 as of June 30, 2002 and December 31, 2001.

  Limited partnerships are a relatively small portion of the Company's overall investment portfolio. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. The Company is a passive investor in such partnerships and does not have influence over the partnerships' management, who are committed to operate them according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships.

  The Company has committed approximately $172.0 to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

6.  Receivables:

                                                    June 30,  December 31,
                                                       2002          2001
--------------------------------------------------------------------------

Reinsurance . . . . . . . . . . . . . . . . .      $13,775.1    $13,823.4
Other insurance . . . . . . . . . . . . . . .        4,050.6      4,006.4
Security sales  . . . . . . . . . . . . . . .          914.9        648.1
Accrued investment income . . . . . . . . . .          421.4        398.3
Federal income taxes  . . . . . . . . . . . .                       586.6
Other . . . . . . . . . . . . . . . . . . . .          322.8        353.7
--------------------------------------------------------------------------
     Total  . . . . . . . . . . . . . . . . .       19,484.8     19,816.5

Less allowance for doubtful accounts and cash
 discounts  . . . . . . . . . . . . . . . . .          371.3        363.7
--------------------------------------------------------------------------
     Receivables-net  . . . . . . . . . . . .      $19,113.5    $19,452.8
==========================================================================

7.  Claim and Claim Adjustment Expense Reserves:

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

Environmental Pollution and Mass Tort and Asbestos Reserves ("APMT")

  CNA's property-casualty insurance subsidiaries have potential exposures related to environmental pollution and mass tort and asbestos claims. The following table provides data related to claim and claim adjustment expense reserves.

                                                    June 30, 2002           December 31, 2001
     -------------------------------------------------------------------------------------------
                                               Environmental             Environmental
                                                 Pollution                 Pollution
                                                 and Mass                  and Mass
                                                   Tort       Asbestos       Tort       Asbestos
     -------------------------------------------------------------------------------------------

     Gross reserves . . . . . . . . . . .       $ 754.0       $1,572.0    $ 820.0      $1,590.0
     Less ceded reserves  . . . . . . . .        (195.0)        (353.0)    (203.0)       (386.0)
     -------------------------------------------------------------------------------------------
     Net reserves . . . . . . . . . . . .       $ 559.0       $1,219.0    $ 617.0      $1,204.0
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

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001 or the first six months of 2002, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA's results of operations and/or financial position.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

  As of June 30, 2002 and December 31, 2001, CNA carried approximately $559.0 and $617.0 of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net development for the three and six months ended June 30, 2002. Unfavorable environmental pollution and mass tort development for the three and six months ended June 30, 2001 amounted to $449.0 and $453.0.

  The reserve strengthening in the second quarter of 2001 for environmental pollution and mass tort reserves was due to reviews completed during the year, which indicated that paid and reported losses were higher than expectations based on prior year reviews. Factors that have led to this development include a number of declaratory judgments filed in 2001 due to an increasingly favorable legal environment for policyholders in certain courts involving environmental pollution and mass tort claims, and other unfavorable decisions regarding cleanup issues. Due to the uncertainties created by these factors, the ultimate liability of CNA for mass tort claims may also vary substantially from the amount currently recorded.

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

  As of June 30, 2002 and December 31, 2001, CNA carried approximately $1,219.0 and $1,204.0 of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos net claim and claim adjustment expense development for the three and six months ended June 30, 2002. Unfavorable asbestos net claim and claim adjustment reserve development for the three and six months ended June 30, 2001 amounted to $748.0 and $769.0. CNA has attempted to manage its asbestos-related exposures by aggressively resolving older claims.

  The reserve strengthening in the second quarter of 2001 for asbestos-related claims was based on a management review of developments with respect to these exposures conducted in the second quarter. This analysis indicated a significant increase in claim counts for asbestos-related claims. The factors that led to the deterioration in claim counts included, among other things, intensive advertising campaigns by lawyers for asbestos claimants and the addition of new defendants such as the distributors and installers of asbestos containing products. New claim filings increased significantly in 2000 over 1999 and that trend continued in 2001 and the first half of 2002. The volume of new claims caused the bankruptcies of numerous asbestos defendants. Those bankruptcies also may result in increased liability for remaining defendants under principles of joint and several liability. In some bankruptcy proceedings asbestos claimants may assert an entitlement to policy proceeds upon confirmation of a plan of reorganization, rather than when claims would ordinarily be paid to all claimants. If such assertions are made successfully, they could have the effect of accelerating claims payment patterns.

  In addition, some asbestos-related defendants asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed.

  Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on the Company's results of operations and/or financial condition.

  The results of operations and financial condition of the Company in future years may continue to be adversely affected by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as warranted.

    Second Quarter 2001 Prior Year Reserve Strengthening

  During the second quarter of 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years, which are discussed in further detail below. CNA completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted. With respect to APMT reserves, CNA reviewed internal claims data as well as studies generated by external parties, including a significant industry analysis of asbestos and environmental pollution exposures by an international rating agency. As a result of these various reviews, management concluded that ultimate losses, including losses for APMT claims, would be higher in the range of possible outcomes than previously estimated. CNA recorded a pretax charge of $2,616.0 ($1,479.5 after-tax and minority interest) of reserve strengthening, net of the related corporate aggregate reinsurance treaty benefit, associated with a change in estimate of prior year net loss reserves, including $1,197.0 pretax ($677.0 after-tax and minority interest) related to APMT.

  The second quarter 2001 reserve strengthening and related items comprising the amounts noted above are detailed in the following table.

                                                        Three Months Ended
                                                          June 30, 2001
                                                        ------------------

Net reserve strengthening, excluding the impact
 of the corporate aggregate reinsurance treaty
  APMT  . . . . . . . . . . . . . . . . . . . . .            $1,197.0
  Non-APMT  . . . . . . . . . . . . . . . . . . .             1,594.0
                                                             --------
     Total  . . . . . . . . . . . . . . . . . . .             2,791.0
Pretax benefit from corporate aggregate
 reinsurance treaty on accident year 1999 (1) . .              (223.0)
Accrual for insurance-related assessments . . . .                48.0
                                                             --------
  Net reserve strengthening and related accruals              2,616.0
                                                             --------
Change in estimate of premium accruals . . . . .                616.0
Reduction of related commission accruals. . . . .               (50.0)
                                                             --------
  Net premium and related accrual reductions. . .               566.0
                                                             --------
Total reserve strengthening and related accruals             $3,182.0
                                                             ========

(1) $500.0 of ceded losses reduced by $230.0 of ceded premiums and $47.0 of interest charges.

  The non-APMT adverse reserve development was the result of analyses of several lines of business. This development related principally to commercial insurance coverages including automobile liability and multiple-peril, as well as assumed reinsurance and health care related coverages. A brief summary of these lines of business and the associated reserve development is discussed below.

  Approximately $600.0, excluding the impact of the corporate aggregate reinsurance treaty, of the adverse reserve development was a result of analyses of several coverages provided to commercial entities written by various segments of CNA. These analyses showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril. In addition, the number of commercial automobile liability claims was higher than expected. Finally, several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

  An analysis of CNA Re's assumed reinsurance business showed that the paid and reported losses for recent accident years were higher than expectations and resulted in an increase of net reserves of approximately $560.0, excluding the impact of the corporate aggregate reinsurance treaty. The estimated ultimate loss ratios for these recent accident years have been revised to reflect the paid and reported losses.

  Approximately $320.0 of adverse reserve development, excluding the impact of the corporate aggregate reinsurance treaty, was recorded in Specialty Lines and was caused by coverages provided to health care related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities was higher than expected. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing health care related services increased more than expected.

  Concurrent with CNA's review of loss reserves, CNA completed comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. The studies included the review of all such retrospectively rated insurance policies and the estimates of ultimate losses.

  As a result of this review and changes in premiums associated with the change in estimates for loss reserves, CNA recorded a pretax reduction in premium accruals of $566.0. The effect on net earned premiums was $616.0 offset by a reduction of accrued commissions of $50.0. Approximately $188.0 of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results in 2001. Accruals for ceded premiums related to other reinsurance treaties increased $83.0 due to the reserve strengthening. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above.

8.  Shareholders' equity:

                                                    June 30,  December 31,
                                                      2002         2001
--------------------------------------------------------------------------
Preferred stock, $0.10 par value,
  Authorized--100,000,000 shares
Common stock:
  Loews Common Stock, $1.00 par value:
    Authorized--600,000,000 shares
    Issued-191,506,800 and 191,493,300 shares      $   191.5    $   191.5
  Carolina Group Stock, $0.01 par value:
    Authorized--600,000,000 shares
    Issued and outstanding-40,250,000 shares             0.4
Additional paid-in capital  . . . . . . . . .        1,115.7         48.2
Earnings retained in the business . . . . . .        9,594.7      9,214.9
Accumulated other comprehensive income  . . .          163.1        194.7
--------------------------------------------------------------------------
                                                    11,065.4      9,649.3
Less Loews common stock (5,401,600 shares)
 held in treasury, at cost  . . . . . . . . .          310.1
--------------------------------------------------------------------------
Total shareholders' equity  . . . . . . . . .      $10,755.3    $ 9,649.3
==========================================================================

  During the second quarter of 2002, CNA recorded $292.0 pretax of impairment losses, principally on corporate bonds. Included in the second quarter 2002 impairment writedowns were $129.0 related to debt securities issued by WorldCom Inc. and $74.0 related to Adelphia Communications Corporation, both of which have recently filed for bankruptcy. These securities were written down to estimated net realizable value of $33.0 and $29.0, respectively. The remaining $89.0 of impairment writedowns related primarily to issuers in the telecommunications sector. Of the total amount of impairment writedowns, $76.0 and $17.0 are included in accumulated other comprehensive income as unrealized losses during the three and six months ended June 30, 2002.

9.  Restructuring and Other Related Charges:

    2001 Restructuring

In 2001, CNA finalized and approved two separate restructuring plans. The first plan related to CNA's Information Technology operations (the "IT Plan"). The second plan related to restructuring the property-casualty segments and Life Operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the "2001 Plan").

IT Plan

  The overall goal of the IT Plan was to improve technology for the underwriting function and throughout CNA and to eliminate inefficiencies in the deployment of IT resources. The changes facilitate a strong focus on enterprise-wide system initiatives. The IT Plan had two main components, which included the reorganization of IT resources into the Technology and Operations Group with a structure based on centralized, functional roles and the implementation of an integrated technology roadmap that included common architecture and platform standards that directly support CNA's strategies.

  For the three and six months ended June 30, 2001, CNA incurred $56.1 and $62.1 pretax of restructuring and other related charges for the IT Plan primarily related to employee severance charges and the write-off of impaired assets.

  No restructuring and other related charges related to the IT Plan have been incurred in 2002; however, payments were made during the six months ended June 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining IT Plan accrual at June 30, 2002 and the activity in that accrual since inception.

IT Plan Accrual
                                                       Employee
                                                     Termination   Impaired
                                                     And Related    Asset    Other
                                                    Benefit Costs  Charges   Costs   Total
-------------------------------------------------------------------------------------------

IT Plan initial accrual  . . . . . . . . . . . .        $ 29.0     $ 32.0    $1.0   $ 62.0
Costs that did not require cash in 2001  . . . .                    (32.0)           (32.0)
Payments charges against liability in 2001 . . .         (19.0)                      (19.0)
-------------------------------------------------------------------------------------------
Accrued costs at December 31, 2001 . . . . . . .          10.0                1.0     11.0
Payments charged against liability in 2002 . . .          (1.0)                       (1.0)
-------------------------------------------------------------------------------------------
Accrued costs at June 30, 2002 . . . . . . . . .        $  9.0     $         $1.0   $ 10.0
===========================================================================================

  The IT Plan is not expected to result in decreased operating expenses in the foreseeable future because savings from the workforce reduction will be used to fund new technology-related initiatives. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations.

2001 Plan

  The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units ("SBUs") in the property-casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the number of property-casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations included a decision to discontinue writing variable life and annuity business.

  No restructuring and other related charges related to the 2001 Plan have been incurred in 2002; however, payments were made during the six months ended June 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining 2001 Plan accrual as of June 30, 2002 and the activity in that accrual since inception.

2001 Plan Accrual
                                          Employee
                                        Termination      Lease     Impaired
                                        and Related   Termination   Asset    Other
                                       Benefit Costs     Costs     Charges   Costs   Total
-------------------------------------------------------------------------------------------

2001 Plan initial accrual . . . . . .     $ 68.0        $ 56.0    $ 30.0   $ 35.0   $189.0
Costs that did not require cash
 in 2001  . . . . . . . . . . . . . .                                       (35.0)   (35.0)
Payments charged against liability
 in 2001  . . . . . . . . . . . . . .       (2.0)                                     (2.0)
-------------------------------------------------------------------------------------------
Accrued costs at December 31, 2001  .       66.0          56.0      30.0             152.0
Costs that did not require cash
 in 2002  . . . . . . . . . . . . . .                              (25.0)            (25.0)
Payments charged against liability
 in 2002  . . . . . . . . . . . . . .      (45.0)        (10.0)     (1.0)            (56.0)
-------------------------------------------------------------------------------------------
Accrued costs at June 30, 2002  . . .     $ 21.0        $ 46.0     $ 4.0   $        $ 71.0
===========================================================================================

10. Significant Transactions:

National Post Mail Handlers Union Contract Termination

  During the second quarter of 2002, CNA announced the sale of the Claims Administration Corporation and the transfer of the National Post Mail Handlers Union group benefits plan (the "Plan") to First Health Group Corp., effective July 1, 2002.

  The assets and liabilities of the Claims Administration Corporation and the Plan were $319.0 and $308.0 at June 30, 2002 and $352.0 and $350.0 at
December 31, 2001. The revenues of the Claims Administration Corporation and Plan were $537.0 and $516.0 for the three months ended June 30, 2002 and 2001 and $1,153.0 and $1,049.0 for the six months ended June 30, 2002 and 2001.

  Net operating income from the Claims Administration Corporation and the Plan was $3.6 and $1.7 for the three months ended June 30, 2002 and 2001 and $6.2 and $5.2 for the six months ended June 30, 2002 and 2001.

CNA Vida Disposition

  In March of 2002, CNA completed the sale of the common stock of CNA Holdings Limited and its subsidiaries ("CNA Vida"), CNA's life operations in Chile, to Consorcio Financiero S.A. ("Consorcio"). In connection with the sale, CNA received proceeds of $73.0 and recorded a loss from discontinued operations of $31.0. This loss is composed of $32.8 realized loss on the sale of CNA Vida and income of $1.8 from CNA Vida's operations for 2002.

  CNA Vida's assets and liabilities at December 31, 2001 were $442.0 and $337.0. CNA Vida's net earned premiums were $16.0 for the three months ended June 30, 2001 and $24.0 and $49.0 for the six months ended June 30, 2002 and 2001. Net operating income was $1.7 for the three months ended June 30, 2001 and $1.8 and $1.7 for the six months ended June 30, 2002 and 2001. CNA Vida's results of operations, including the loss on sale, is presented as discontinued operations in all periods presented.

Other Dispositions and Planned Dispositions of Certain Businesses

  During the second quarter of 2001, CNA announced its intention to sell certain businesses. The assets being held for disposition included the U.K. subsidiaries of CNA Re ("CNA Re U.K.") and certain other businesses. Based upon the impairment analyses performed at that time, CNA anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these sales, CNA estimated the net realizable value of each business being held for sale. An estimated loss of $278.4 (after-tax and minority interest) was initially recorded in the second quarter of 2001. This loss was reported as investment losses in the Statement of Operations.

  CNA continues to monitor the impairment losses recorded for these businesses and perform updated impairment analyses. Based on the analyses, the impairment loss has been reduced by approximately $170.0, primarily because the net assets of the businesses had been significantly diminished by their operating losses, including adverse loss reserve development recognized by CNA Re U.K. in the fourth quarter of 2001.

  In the fourth quarter of 2001, CNA sold certain businesses as planned. The realized after-tax and minority interest loss applicable to these businesses recognized in the second quarter of 2001 was $33.1. Revenues of these businesses included in the three and six months ended June 30, 2001 totaled approximately $18.0 and $25.0. Net operating losses related to these businesses included in the three and six months ended June 30, 2001 were approximately $12.2 and $14.8.

  At June 30, 2002, CNA Re U.K. and certain other businesses remain held for sale. On July 15, 2002, CNA announced that it signed a share purchase agreement to sell CNA Re U.K. to Tawa U.K. Limited, a subsidiary of Artemis Group, a French conglomerate. The share purchase agreement includes all remaining business underwritten since inception by CNA Re U.K. The sale is subject to approval in the United Kingdom by the Financial Services Authority. Additionally, certain aspects of the transaction also require approval by the Illinois Insurance Department, which will also conduct a comprehensive review of the terms of the transaction. While there can be no assurance that the transaction will close, management believes that all conditions necessary to close, including regulatory approvals, will be satisfied and that such closing will occur by the end of 2002. This sale does not impact CNA Re's on-going U.S.-based operations.

  CNA Re U.K. will be sold for one dollar, subject to a completion adjustment at closing primarily driven by certain operating results between January 1, 2002 and closing and changes in interest rates. No additional impairment loss is expected based upon the terms of the sale agreement.

  Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. will be commuted. As part of the sale, CNA Re U.K.'s net exposure to all IGI Program liabilities will be ceded to CCC and CCC will provide a $100.0 stop loss cover attaching at carried reserves on CNA Re U.K.'s 2001 underwriting year exposures, both for the benefit of the buyer. See Note 13 for discussion of the IGI Program.

  The statutory surplus of CNA Re U.K., was below the required regulatory minimum surplus level at December 31, 2001. CCC contributed $120.0 of capital on March 25, 2002 bringing the capital above the regulatory minimum.

  As of June 30, 2002, CNA Re U.K. contributed revenues of approximately $19.0 and $82.0 for the three months ended June 30, 2002 and 2001, and $42.0 and $163.0 for the six months ended June 30, 2002 and 2001. CNA Re U.K. contributed net operating income of $1.8 and losses of $59.2 in the three months ended June 30, 2002 and 2001 and income of $3.6 and losses of $58.3 for the six months ended June 30, 2002 and 2001. The assets and liabilities of CNA Re U.K., after excluding the effects of planned concurrent transactions, were approximately $2,300.0 and $2,300.0 as of June 30, 2002 and $2,600.0 and $2,600.0 as of December 31, 2001.

  The businesses sold in 2002 excluding both CNA Vida and the National Post Mail Handlers Contract, and those that continue to be held for disposition as of June 30, 2002, excluding CNA Re U.K., contributed revenues of approximately $6.0 and $34.0 for the three months ended June 30, 2002 and 2001, and $36.0 and $73.0 for the six months ended June 30, 2002 and 2001. Additionally, these businesses contributed net operating losses of $10.7 and $7.8 in the three months ended June 30, 2002 and 2001 and $13.3 and $12.2 for the six months ended June 30, 2002 and 2001. The assets and liabilities of these businesses were approximately $645.0 and $638.0 as of June 30, 2002 and $763.0 and $750.0 as of December 31, 2001.
All anticipated sales are expected to be completed in 2002.

11. Discontinued Operations:

  The Company reports CNA's net assets of discontinued operations, which primarily consist of run-off operations discontinued in the mid-1990's, in other assets in the Consolidated Condensed Balance Sheets. The following table provides more detailed information regarding those net assets.

                                                    June 30,  December 31,
                                                      2002        2001
--------------------------------------------------------------------------

Total investments . . . . . . . . . . . . . .      $ 483.0        $ 467.0
Other assets  . . . . . . . . . . . . . . . .        260.0          264.0
Insurance reserves  . . . . . . . . . . . . .       (421.0)        (412.0)
Other liabilities . . . . . . . . . . . . . .        (24.0)         (25.0)
-------------------------------------------------------------------------
Net assets of discontinued operations . . . .      $ 298.0        $ 294.0
=========================================================================

12. Business Segments:

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, a 90% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 53% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary). Each operating entity is responsible for the operation of its specialized business and is headed by a chief executive officer having the duties and authority commensurate with that position.

  CNA's insurance products include property and casualty coverages; life, accident and health insurance; and retirement products and annuities. CNA's services include risk management, information services, health care management and claims administration. CNA's products and services are marketed through agents, brokers, managing general agents and direct sales.

  During the second quarter of 2002, Group Reinsurance, the business which assumes reinsurance from unaffiliated entities on group life, accident and health products as well as excess medical risk coverages for self-funded employers, was transferred from Group Operations to the Other Insurance segment to be included as part of run-off insurance operations. Also, CNA Trust, a limited-operations bank specializing in 401(k) plan administration, was transferred from Life Operations to Group Operations. Segment disclosures of prior periods have been restated to conform to the current period presentation.

  The Other Insurance segment is comprised primarily of losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance operations and other operations. This segment's results also include interest expense on CNA's corporate borrowings, eBusiness initiatives and CNA UniSource.

  Lorillard's principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States.

  Loews Hotels owns and/or operates 18 hotels, 16 of which are in the United States and two are in Canada. There is also a property in the United States under development with an opening date scheduled in 2004.

  Diamond Offshore's business primarily consists of operating 45 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of June 30, 2002, 28 of these rigs were located in the Gulf of Mexico, 5 were located in Brazil and the remaining 12 were located in various foreign markets.

  Bulova distributes and sells watches and clocks under the brand names of Bulova, Wittnauer, Caravelle and Accutron with substantially all of its sales in the United States and Canada. All watches and clocks are purchased from foreign suppliers.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001. In addition, CNA does not maintain a distinct investment portfolio for each of its insurance segments, and accordingly, allocation of assets to each segment is not performed. Therefore, investment income and investment gains (losses) are allocated based on each segment's carried insurance reserves, as adjusted.

  The following tables set forth the Company's consolidated revenues and income by business segment:

                                             Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                            -----------------------------------------------
                                               2002         2001        2002         2001
                                            -----------------------------------------------

Revenues (a):
  CNA Financial:
    Property-casualty . . . . . . . . . .   $ 2,045.6    $ 1,245.6  $ 4,051.6    $ 3,336.5
    Life  . . . . . . . . . . . . . . . .       366.6        484.4      818.6        967.2
    Group . . . . . . . . . . . . . . . .       862.0        865.2    1,822.1      1,728.0
    Other Insurance . . . . . . . . . . .        43.4        112.7       73.2        245.0
-------------------------------------------------------------------------------------------
   Total CNA Financial  . . . . . . . . .     3,317.6      2,707.9    6,765.5      6,276.7
  Lorillard . . . . . . . . . . . . . . .     1,037.9      1,014.8    2,022.2      1,948.7
  Loews Hotels  . . . . . . . . . . . . .        82.0         91.2      159.2        176.0
  Diamond Offshore  . . . . . . . . . . .       187.8        239.3      391.9        463.7
  Bulova  . . . . . . . . . . . . . . . .        41.2         31.7       73.6         64.6
  Corporate . . . . . . . . . . . . . . .       (17.9)        55.3       22.6        139.4
-------------------------------------------------------------------------------------------

  Total . . . . . . . . . . . . . . . . .   $ 4,648.6    $ 4,140.2  $ 9,435.0    $ 9,069.1
===========================================================================================

Income (loss) before taxes, minority
 interest, discontinued operations and
 cumulative effect of changes in
 accounting principles:
  CNA Financial:
    Property-casualty . . . . . . . . . .   $    92.1    $(1,493.1) $   232.3    $(1,117.2)
    Life  . . . . . . . . . . . . . . . .       (17.2)       110.9       49.9        243.6
    Group . . . . . . . . . . . . . . . .        21.6         28.5       51.2         52.8
    Other Insurance . . . . . . . . . . .       (48.4)    (1,255.4)    (111.9)    (1,238.0)
-------------------------------------------------------------------------------------------
   Total CNA Financial  . . . . . . . . .        48.1     (2,609.1)     221.5     (2,058.8)
  Lorillard . . . . . . . . . . . . . . .       337.9        133.9      610.4        404.4
  Loews Hotels  . . . . . . . . . . . . .        10.3         15.1       19.8         23.8
  Diamond Offshore  . . . . . . . . . . .         8.6         57.1       36.3        104.3
  Bulova  . . . . . . . . . . . . . . . .         4.6          3.3        7.6          7.6
  Corporate . . . . . . . . . . . . . . .       (68.4)        11.8      (71.1)        54.3
-------------------------------------------------------------------------------------------
  Total . . . . . . . . . . . . . . . . .   $   341.1    $(2,387.9) $   824.5    $(1,464.4)
===========================================================================================

                                             Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                            -----------------------------------------------
                                               2002         2001        2002         2001
                                            -----------------------------------------------

     Net income (loss) (a):
  CNA Financial:
    Property-casualty  . . . . . . . . .    $    57.7    $  (889.9) $ 141.2      $  (671.3)
    Life . . . . . . . . . . . . . . . .         (9.7)        63.4     28.8          138.1
    Group  . . . . . . . . . . . . . . .         12.8         17.7     30.6           33.2
    Other Insurance  . . . . . . . . . .        (26.9)      (723.4)   (63.1)        (719.5)
-------------------------------------------------------------------------------------------
   Total CNA Financial  .. . . . . . . .         33.9     (1,532.2)   137.5       (1,219.5)
  Lorillard  . . . . . . . . . . . . . .        203.9         80.1    370.6          244.5
  Loews Hotels . . . . . . . . . . . . .          6.7          9.6     12.7           15.1
  Diamond Offshore  . .  . . . . . . . .          1.7         17.8     10.4           32.5
  Bulova . . . . . . . . . . . . . . . .          2.6          1.8      4.2            4.2
  Corporate  . . . . . . . . . . . . . .        (46.9)         5.8    (49.6)          31.5
-------------------------------------------------------------------------------------------
  Income from continuing operations  . .        201.9     (1,417.1)   485.8         (891.7)
  Discontinued operations-net  . . . . .                       1.9    (31.0)           2.1
  Cumulative effect of changes in
   accounting principles - net . . . . .                                             (53.3)
-------------------------------------------------------------------------------------------

  Total  . . . . . . . . . . . . . . . .    $   201.9    $(1,415.2) $ 454.8      $  (942.9)
===========================================================================================


  (a) Investment gains (losses) included in Revenues and Net income (loss) are as follows:

                                             Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                            -----------------------------------------------
                                               2002         2001        2002         2001
                                            -----------------------------------------------

Revenues:
  CNA Financial:
    Property-casualty  . . . . . . . . .    $   (62.7)   $   416.0  $ (51.7)     $   613.3
    Life . . . . . . . . . . . . . . . .        (74.0)        73.6    (60.6)         142.1
    Group . . . . . . . . . . . .. . . .         (6.2)         8.2      1.3           13.0
    Other Insurance  . . . . . . . . . .        (19.4)        69.2    (50.3)         169.4
-------------------------------------------------------------------------------------------
   Total CNA Financial . . . . . . . . .       (162.3)       567.0   (161.3)         937.8
  Corporate and other  . . . . . . . . .        (32.7)        17.1    (10.2)          53.8
-------------------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . . . .    $  (195.0)   $   584.1  $(171.5)     $   991.6
===========================================================================================

Net income (loss):
  CNA Financial:
    Property-casualty  . . . . . . . . .    $   (36.3)   $   194.5  $ (28.3)     $   303.7
    Life . . . . . . . . . . . . . . . .        (42.0)        41.1    (34.7)          78.7
    Group  . . . . . . . . . . . . . . .         (3.5)         4.7      0.8            7.4
    Other Insurance  . . . . . . . . . .        (12.1)        31.4    (29.5)          88.8
-------------------------------------------------------------------------------------------
   Total CNA Financial . . . . . . . . .        (93.9)       271.7    (91.7)         478.6
  Corporate and other  . . . . . . . . .        (24.0)         9.0    (10.4)          31.0
-------------------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . . . .    $  (117.9)   $   280.7  $(102.1)    $   509.6
===========================================================================================

13. Legal Proceedings and Contingent Liabilities:

    INSURANCE RELATED

Tobacco Litigation

  Four CNA insurance subsidiaries are defendants in a lawsuit arising out of policies allegedly issued to Liggett Group, Inc. ("Liggett"). The lawsuit was filed by Liggett and its current parent, Brooke Group Holding Inc., in the Delaware Superior Court, New Castle County, on January 26, 2000. The lawsuit, which involves numerous insurers, concerns coverage issues relating to over 1,000 tobacco-related claims asserted against Liggett over the past 20 years. However, Liggett only began submitting claims for coverage under the policies in January 2000. The trial court granted the CNA insurance subsidiaries' summary judgment motions asserting that they have no duty to defend or to indemnify as to a number of representative lawsuits. On May 16, 2002, the Delaware Supreme Court affirmed the trial court's grant of summary judgment to CNA and other insurers.

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

California Wage and Hour Litigation

  In Ernestine Samora, et al. v. Continental Casualty Company, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 (coordinated), two former CNA employees filed lawsuits in Los Angeles Superior Court on behalf of purported classes of CNA employees asserting they worked hours for which they should have been compensated at a rate of 1 1/2 times their base hourly wage over a four-year period. The cases were coordinated and an amended complaint was filed which alleges overtime claims under California law over a four year period. In June 2002, CNA filed a responsive pleading denying the material allegations of the amended complaint. CNA intends to defend this case vigorously. Due to the recent commencement of discovery and the uncertainty of California law as applied to the facts of these cases, an estimate of the extent of losses or the probability of success on liability is subject to considerable uncertainty. Based on facts and circumstances currently known, in the opinion of management, the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

  CNA, along with dozens of other insurance companies, is a defendant in sixteen purported class action cases brought by large policyholders, which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance premiums. Fourteen lawsuits were brought as class actions in state courts and one in federal court. Among the claims asserted were violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In two of the cases, the defendants won dismissals on motions and, in three others, class certification was denied after hearing. Plaintiffs voluntarily dismissed their claims in three states. In the federal court case, Sandwich Chef of Texas, Inc., at al. v. Reliance National Indemnity Insurance Company, et al., Civil Action No. H-98-1484, United States District Court for the Southern District of Texas, the district court certified a multi-state class. The U.S. Court of Appeals for the Fifth Circuit granted leave for an interlocutory appeal. An estimate of the extent of losses or the probability of success on liability is subject to considerable uncertainty. Based on facts and circumstances currently known, in the opinion of management, the outcome of the voluntary market premium litigation cases will not materially affect the equity of the Company, although results of operations may be adversely affected.

Other Contingencies

  CNA has a commitment to purchase a $100.0 floating rate note issued by the California Earthquake Authority in the event California earthquake-related insurance losses exceed $4,900.0 prior to December 31, 2002.

  CNA is obligated to make future payments totaling $433.0 for non-cancelable operating leases expiring from 2002 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows:
$50.0 in 2002; $85.0 in 2003; $65.0 in 2004; $57.0 in 2005; and $176.0 in
2006 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $34.0. Estimated future minimum purchases under these contracts are as follows: $8.0 in 2002; $13.0 in 2003; $10.0 in 2004; and $3.0 in 2005.

    NON-INSURANCE

TOBACCO RELATED

  Approximately 4,575 product liability cases are pending against cigarette manufacturers in the United States; Lorillard is a defendant in approximately 4,185 of these cases. Lawsuits continue to be filed against Lorillard and other manufacturers of tobacco products. Some of the lawsuits also name the Company as a defendant. Among the 4,575 product liability cases are approximately 1,200 cases pending in a West Virginia court. Another group of approximately 2,800 cases has been brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits and is a defendant in most of the cases pending in West Virginia.

  Excluding the flight attendant and West Virginia suits, approximately 570 product liability cases are pending against U.S. cigarette manufacturers. Of these 570 cases, Lorillard is a defendant in approximately 240 cases. The Company is a defendant in approximately 45 of these actions, although it has not received service of process in approximately 10 of them.

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

  In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending more than 40 years ago. These cases are generally referred to as "filter cases." Approximately 40 filter cases are pending against Lorillard. The number of pending filter cases has approximately doubled during 2002. The Company is a defendant in one of the pending filter cases.

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

SIGNIFICANT RECENT DEVELOPMENTS

  During August of 2002, the California Supreme Court issued two rulings in separate cases in which it addressed the effect of an amendment to a statute in effect in the state between January 1, 1988, and December 31, 1997 (the "immunity period"). In one of its rulings, the California Supreme Court held that the amendment conferred immunity to cigarette manufacturers in product liability actions for conduct engaged in during the immunity period, regardless of when a plaintiff may have sustained or discovered an injury allegedly caused by the cigarette manufacturers. In the second decision issued during August of 2002, the California Supreme Court held that, within the immunity period, immunity does not extend to allegations that the cigarette manufacturers "used additives that exposed smokers to dangers beyond those commonly known to be associated with cigarette smoking." The California Supreme Court did not precisely define the term "additives," nor did it expressly state how the phrase "dangers beyond those commonly known to be associated with cigarette smoking" should be considered.

  During July of 2002, the U.S. District Court for the Eastern District of New York issued a ruling in a reimbursement suit filed by private citizens, Mason v. The American Tobacco Company, Inc., et al., that denied plaintiffs' motion for class certification on behalf of U.S. taxpayers and granted defendants' motion to dismiss the case. Plaintiffs have noticed an appeal to the U.S. Court of Appeals for the Second Circuit.

  During June of 2002, a jury impaneled by the Circuit Court of Dade County, Florida, returned a verdict in favor of the plaintiff in a suit filed by a flight attendant, French v. Philip Morris Incorporated, et al. The jury awarded plaintiff $2.0 for past damages and $3.5 for future damages. The suit was filed pursuant to the settlement agreement in the Broin case and plaintiff was not permitted to seek recovery of punitive damages. The defendants, including Lorillard, have filed a joint motion to set aside the verdict and for entry of judgment in accordance with their motions for directed verdict. In the alternative, defendants seek a new trial and/or remittitur of the damages awarded to the plaintiff. The Circuit Court of Dade County, Florida has heard argument of this motion and has taken it under advisement.

  During June of 2002, a jury impaneled by the Circuit Court of Dade County, Florida, returned a verdict in favor of the plaintiffs and against the defendants in a suit by individuals against other cigarette manufacturers, Lukacs v. Brown & Williamson Tobacco Corporation, et al. Plaintiffs were awarded $0.5 in economic damages, $24.5 in non-economic damages and $12.5 in damages for loss of consortium. Plaintiffs did not seek punitive damages at trial as they contend they are entitled to a portion of the amount awarded in the Engle case. A final judgment will not be entered in the case until the Engle appeal is resolved. Neither the Company nor Lorillard were defendants in this suit at trial.

  During June of 2002, an intermediate court of appeal in Oregon affirmed the verdict returned in favor of the plaintiff in the case of Williams v. Philip Morris Incorporated and reinstated the jury's award of $79.5 in punitive damages. Philip Morris has filed a petition for rehearing with the Oregon Court of Appeals that asks the court to reconsider its June decision. As of August 1, 2002, the Oregon Court of Appeals had not ruled on the petition for rehearing. Neither the Company nor Lorillard were defendants in this action.

  During May of 2002, a jury impaneled by the Circuit Court of Pinellas County, Florida, returned a verdict in favor of the defendant in the case of Tune v. Philip Morris Incorporated. A final judgment has not been entered and the time for plaintiff to seek post-verdict remedies has not expired. Neither the Company nor Lorillard were defendants in this action.

  During April of 2002, the U.S. District Court for the Middle District of North Carolina granted a motion for class certification on behalf of tobacco farmers in the case of DeLoach v. Philip Morris Inc., et al. The class members contend that U.S. cigarette manufacturers conspired to set the prices they offered to U.S. growers for tobacco. An estimated 500,000 farmers are members of the class. Defendants sought permission to appeal the District Court's class certification decision to the Fourth Circuit Court of Appeals, and in June of 2002 a three judge panel of that court declined to accept the appeal. A motion for reconsideration by the full court was also denied, and discovery is proceeding in the case.

  During March of 2002, a jury impaneled by the Circuit Court of Multnomah County, Oregon, returned a verdict in favor of the plaintiff in a suit brought against another cigarette manufacturer, Schwarz v. Philip Morris Incorporated. The jury awarded plaintiff approximately one hundred nineteen thousand dollars in economic damages, fifty thousand dollars in non-economic damages and $150.0 in punitive damages. Many of plaintiff's claims were directed to allegations that the defendant had made false representations regarding the low tar cigarettes smoked by the decedent. The court granted in part the defendant's motion for elimination or reduction of the punitive damages award and reduced the punitive damages verdict to $100.0. The court denied the defendant's motion for new trial and for judgment notwithstanding the verdict. Philip Morris has noticed an appeal to the Oregon Court of Appeals. Neither the Company nor Lorillard are defendants in this matter.

  During March of 2002, a jury impaneled by the U.S. District Court for the District of Rhode Island returned a verdict in favor of the only defendant in a case against another U.S. cigarette manufacturer, Hyde v. Philip Morris Incorporated. The court denied plaintiffs' motion for new trial. Plaintiff did not notice an appeal from the judgment in favor of Philip Morris Incorporated. Neither the Company nor Lorillard were defendants in this matter.

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

  During February of 2002, a jury impaneled by the U.S. District Court for the District of Kansas returned a verdict in favor of the plaintiff in a case against other U.S. cigarette manufacturers, Burton v. R.J. Reynolds Tobacco Company, et al. The jury awarded plaintiff approximately $0.2 in actual damages and found that plaintiff had presented evidence that entitled him to an award of punitive damages from one of the two defendants in the case. Pursuant to Kansas law, the amount plaintiff was awarded in punitive damages was set by the court. During June of 2002, the court issued an order awarding plaintiff $15.0 in punitive damages from R.J. Reynolds. R.J. Reynolds' post-trial motions were denied and it has noticed an appeal to the U.S. Court of Appeals for the Tenth Circuit. Neither the Company nor Lorillard are defendants in this matter.

  During July of 2002, the U.S. District Court for the Northern District of Georgia granted defendants' motion for summary judgment in a case brought against Lorillard and other domestic and international cigarette manufacturers by tobacco product wholesalers for violations of U.S. antitrust laws. The decision entirely dismissed nine cases that were consolidated for pre-trial purposes. The plaintiffs have filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit.

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

  Lorillard recorded pretax charges of $291.9, $302.1, $587.7 and $581.3 for the three and six months ended June 30, 2002 and 2001, respectively, to account for its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

  In addition, as part of the Master Settlement Agreement, the Original Participating Manufacturers committed to work cooperatively with the tobacco growing community to address concerns about the potential adverse economic impact on that community. On January 21, 1999, the Original

Participating Manufacturers reached an agreement to establish a $5,200.0 trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris paid more than its market share in 1999 but will have its payment obligations reduced in 2009 and 2010 to make up for the overpayment. Of the total $5,200.0, a total of $1,211.0 was paid since 1999 through June 30, 2002, of which $102.0 was paid by Lorillard. Lorillard believes its remaining payments under the agreement will total approximately $413.0. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of new increases in state or federal excise taxes on tobacco products that benefit the tobacco growing community.

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

CONVENTIONAL PRODUCT LIABILITY CASES - Conventional product liability cases are cases in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, due to use of smokeless tobacco products, or due to cigarette or nicotine dependence or addiction. Plaintiffs in most conventional product liability cases seek unspecified amounts in compensatory damages and punitive damages. Lorillard is a defendant in approximately 1,270 of these cases. This total includes approximately 1,100 cases pending in West Virginia that are part of a consolidated proceeding. Additional cases are pending against other cigarette manufacturers. The Company is a defendant in seven of the cases filed by individuals, although six of the cases have not been served on the Company. The Company is not a defendant in any of the conventional product liability cases pending in West Virginia.

  Since January 1, 2000, 17 cases filed by individual plaintiffs have been tried. Lorillard was a defendant in three of the 17 cases, and juries returned verdicts in favor of the defendants in each of these three matters. The Company was not a defendant in any of the 17 conventional product liability cases tried since January 1, 2000. As of August 1, 2002, no trials were proceeding in any matter filed by individuals against Lorillard or the Company, or, to our knowledge, against any other U.S. cigarette manufacturer. Lorillard understands that a trial against another cigarette manufacturer has begun in the Superior Court of California, Los Angeles County.

  Lorillard was not a defendant in 14 of the individual cases tried since January 1, 2000. Juries have returned verdicts in favor of the defendants in six of the cases. In one of the suits, a court granted the motion for directed verdict filed by the defendant at the conclusion of plaintiff's evidence. In the seven cases decided in plaintiffs' favor, juries have awarded various amounts. During 2002, an Oregon jury awarded the plaintiff approximately $0.17 in actual damages and $150.0 in punitive damages. In a second 2002 trial, a Kansas jury awarded a plaintiff $.2 in actual damages and found that plaintiff had presented evidence that entitled him to recover an award for punitive damages. The court subsequently awarded plaintiff $15.0 in punitive damages. In a third trial in 2002, a jury awarded the plaintiffs $0.5 in economic damages, $24.5 in noneconomic damages and $12.5 in damages for loss of consortium. In 2001, a Florida jury awarded plaintiff $0.17 in actual damages but declined to award punitive damages, while a California jury awarded another plaintiff approximately $5.5 in actual damages and $3,000.0 in punitive damages, although the court subsequently reduced the punitive damages award to $100.0. During 2000, a California jury awarded plaintiffs $21.5 and a Florida jury awarded plaintiff $0.2.

  As a result of pending appeals or post-trial motions, plaintiffs have not been able to execute on any of the judgments reflecting these adverse verdicts. In all but two of these matters, defendants have noticed appeals to the appropriate courts of appeal. In the case in Florida in which plaintiff was awarded $0.2 in 2000, the trial court granted the defendant's post-trial motion and entered judgment in its favor. Plaintiff, however, has noticed an appeal. In one of the matters tried during 2002, the deadline for defendants to notice an appeal has not expired as a final judgment will not be entered until an appeal is resolved in the Engle class action case discussed below.

  Appeals also are pending in two cases in which adverse verdicts were returned prior to January 1, 2000. Neither Lorillard nor the Company is a defendant in either of these matters. In one of these matters, the California Supreme Court issued a ruling during January of 2002 that accepted for review the defendant's appeal from a 1999 judgment by a California court that reflects an award to a California plaintiff of $26.5. The California Court of Appeal, in rulings issued during 2001, affirmed this judgment and subsequently denied the defendant's motion for rehearing. In the second of these matters, the Oregon Court of Appeals issued an order during June of 2002 that affirmed the jury's verdict in favor of the plaintiff and reinstated the full amount of the $79.5 punitive damages award. The defendant has filed a petition for reconsideration of this ruling. As of August 1, 2002, the Oregon Court of Appeals had not ruled on the petition.

  Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during 2002 and beyond. These trials include a consolidated trial of the cases brought by approximately 1,200 West Virginia smokers or users of smokeless tobacco products that is scheduled to begin during June of 2003. Lorillard is a defendant in some of the cases set for trial, including the consolidated West Virginia trial. The trial dates are subject to change.

FLIGHT ATTENDANT CASES - There are approximately 2,800 cases pending in the Circuit Court of Dade County, Florida against Lorillard and three other U.S. cigarette manufacturers in which the plaintiffs are present or former flight attendants, or the estates of deceased flight attendants, who allege injury as a result of exposure to environmental tobacco smoke in aircraft cabins. The Company is not a defendant in any of the flight attendant cases.

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

  During October of 2000, the Circuit Court of Dade County, Florida entered an order that may be construed to hold that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. It is not clear how the trial judges will apply this order. The Florida Third District Court of Appeal dismissed as premature defendants' appeal from the October 2000 decision. The Court of Appeals denied defendants' motion for rehearing and for rehearing en banc or, in the alternative, for certification of the October 2001 ruling to the Florida Supreme Court. During January 2002, the defendants, which included Lorillard, filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court in order to seek review of the trial court's October 2000 ruling and the orders by the Florida Third District Court of Appeal that affirmed the October 2000 decision. The Florida Supreme Court denied defendants' petition during July of 2002.

  Trial has been held in two of the flight attendant cases. On April 5, 2001, a jury in the Circuit Court of Dade County, Florida returned a verdict in favor of Lorillard and the other defendants in the case of Fontana v. Philip Morris Incorporated, et al. The court has entered final judgment in favor of the defendants and has denied plaintiff's post-trial motions. Plaintiff has noticed an appeal to the Florida Third District Court of Appeal. On June 18, 2002, a jury in the Circuit Court of Dade County, Florida returned a verdict in favor of the plaintiff and against the defendants, including Lorillard, and awarded her $2.0 for past damages and $3.5 for future damages. The defendants, including Lorillard, have filed a joint motion to set aside the verdict and for entry of judgment in accordance with their motions for directed verdict. In the alternative, defendants seek a new trial and/or remittitur of the damages awarded to the plaintiff. The Circuit Court of Dade County, Florida has heard argument of this motion and has taken it under advisement.

  Additional flight attendant cases are set for trial. As of August 1, 2002, approximately 15 such cases were scheduled for trial between August of 2002 and March of 2003. It is possible that several of the flight attendant cases will be tried during 2002 and thereafter.

CLASS ACTION CASES - Certain cases have been filed against cigarette manufacturers, including Lorillard, in which plaintiffs purport to seek class certification on behalf of groups of cigarette smokers. Lorillard is a defendant in approximately 20 of these cases, three of which also name the Company as a defendant. One case that names both the Company and Lorillard as defendants has not been served on any of the parties. As of August 1, 2002, three of the purported class actions were on appeal. The remaining purported class actions are in the pre-trial, discovery stage, except that trial proceedings are under way in the case of Scott v. The American Tobacco Company, et al. Most of the suits seek class certification on behalf of residents of the states in which the purported class action cases have been filed, although some suits seek class certification on behalf of residents of multiple states. Plaintiffs in all but two of the purported class action cases seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. In one of the two remaining purported class action cases, plaintiffs seek class certification on behalf of individuals who paid insurance premiums. Plaintiffs in the other remaining suit seek class certification on behalf of U.S. residents under the age of 22 who purchased cigarettes as minors and who do not have personal injury claims. Neither Lorillard nor the Company are defendants in approximately 20 additional class action cases pending against other cigarette manufacturers, many of which assert claims on behalf of smokers of "light" cigarettes. Plaintiffs in a few of the reimbursement cases, which are discussed below, also seek certification of such cases as class actions.

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

  In the event that Lorillard, Inc.'s balance sheet net worth falls below $921.2 (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle agreement would terminate and the class would be free to challenge the Florida legislation. As of June 30, 2002, Lorillard, Inc. had a balance sheet net worth of approximately $1,404.5.

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

  Lorillard is a defendant in five separate lawsuits that are pending in the Florida courts in which the plaintiffs claim that they are members of the Engle class, that all liability issues associated with their claims were resolved in the earlier phases of the Engle proceedings, and that trials on their claims should proceed immediately. Lorillard is opposing trials of these actions on the grounds that they should be considered during Phase Three of the Engle case and should be stayed while the Engle appeal is proceeding. Trial has been held in one of the cases in which Lorillard was not a party. During June of 2002, a jury in the Circuit Court of Dade County, Florida returned a verdict in favor of the plaintiffs and awarded them $0.5 in economic damages, $24.5 in noneconomic damages and $12.5 in damages for loss of consortium. No post-trial motions are scheduled to be filed as a final judgment reflecting the verdict will not be entered until the Engle appeal is resolved.

  Lorillard remains of the view that the Engle case should not have been certified as a class action. Lorillard believes that class certification in the Engle case is inconsistent with the majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard has challenged the class certification, as well as numerous other legal errors that it believes occurred during the trial. As of August 1, 2002, briefing in defendants' appeal was scheduled to conclude during August of 2002. The Florida Third District Court of Appeal has not scheduled the appeal for oral argument. Lorillard believes that an appeal of these issues on the merits should prevail.

Other Class Action Cases - On November 14, 2001, a jury in the Circuit Court of Ohio County, West Virginia returned a verdict in favor of the defendants, including Lorillard, in the case of Blankenship v. American Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997). The court denied plaintiffs' motion for new trial. Plaintiff has noticed an appeal to the Supreme Court of Appeals of West Virginia. During 2000, the court granted plaintiffs' motion for class certification. The court ruled that the class consisted of West Virginia residents who were cigarette smokers on or after January 31, 1995; who had a minimum of a five pack-year smoking history as of December 4, 2000; who had not been diagnosed with certain medical conditions; and who had not received health care funded by the State of West Virginia. The West Virginia Supreme Court of Appeals declined to review defendants' petition for a writ of prohibition against the class certification ruling. Plaintiffs sought the creation of a fund, the purpose of which would be to pay for class members to receive medical monitoring for chronic obstructive pulmonary disease, emphysema and lung cancer. Lorillard is a defendant in the case.

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the trial court certified a class comprised of residents of the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages. Jury selection began during June of 2001. A twelve-member jury and ten alternate jurors were selected, but the Louisiana Court of Appeals and the Louisiana Supreme Court, in response to writ applications initiated by the defendants, excused a total of 14 jurors or alternate jurors. In their writ applications, defendants contended that several selected jurors had family members who were potential members of the class certified by the trial court, and that the selected jury was biased against the defendants. The Louisiana Supreme Court directed the trial court to re-open the jury selection process in order to select additional jurors. The Louisiana Supreme Court, however, has denied defendants' motion to declare a mistrial due to issues related to the jury selection process. The trial court has not announced when the jury as finally constituted would begin hearing evidence in the trial. As of August 1, 2002, a full complement of jurors had not been selected. Lorillard is a defendant in the case.

  During December of 2000, the Superior Court of San Diego County, California issued an order in the case of Daniels v. Philip Morris, Incorporated, et al. that granted plaintiffs' motion for class certification on behalf of California residents who, while minors, smoked at least one cigarette between April 1994 and December 31, 1999. Trial in this matter is scheduled to begin during October of 2002. Lorillard is a defendant in the case.

  During April of 2001, the Superior Court of San Diego County, California in the case of Brown v. The American Tobacco Company, Inc., et al., granted in part plaintiff's motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes during the applicable time period and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that defendants violated California Business and Professions Code sections 17200 and 17500. The court subsequently defined the applicable class period for plaintiff's claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. Trial is scheduled to begin during March of 2003. Lorillard is a defendant in the case.

REIMBURSEMENT CASES - In addition to the cases settled by the State Settlement Agreements described above, approximately 45 other suits are pending, comprised of cases brought by the U.S. federal government, county governments, city governments, unions, American Indian tribes, hospitals or hospital districts, private companies and foreign governments filing suit in U.S. courts, in which plaintiffs seek recovery of funds allegedly expended by them to provide health care to individuals with injuries or other health effects allegedly caused by use of tobacco products or exposure to cigarette smoke. These cases are based on, among other things, equitable claims, including injunctive relief, indemnity, restitution, unjust enrichment and public nuisance, and claims based on antitrust laws and state consumer protection acts. Plaintiffs in some of these actions seek certification as class actions. Plaintiffs seek damages in each case that range from unspecified amounts to the billions of dollars. Most plaintiffs seek punitive damages and some seek treble damages. Plaintiffs in some of the cases seek medical monitoring. Lorillard is named as a defendant in all of the reimbursement cases except for a few of those filed in U.S. courts by foreign governments. The Company is named as a defendant in approximately 25 of the pending reimbursement cases, although it has not received service of four of these matters.

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

Reimbursement Cases by American Indian Tribes - American Indian tribes are the plaintiffs in four pending reimbursement suits. Three of the four cases have been filed in tribal courts. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the pending tribal cases. One of the four cases is pending before a federal court of appeals following plaintiffs' appeal from an order that granted defendants' motion to dismiss the complaint. During July of 2002, the court of appeals affirmed the judgment in favor of the defendants. As of August 1, 2002, the deadline for the plaintiff to seek further appellate review had not expired. The remaining three cases are in the pre-trial discovery stage.

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

Reimbursement Cases by Labor Unions - One case is pending in which the plaintiffs are the trust funds of several labor unions. The Company is not a defendant in this action. Approximately 75 union cases have been dismissed in recent years. Some of these cases were dismissed voluntarily, while others were dismissed as a result of defendants' motions. Appeals were sought from some of these dismissal rulings and defendants have prevailed in each of these appeals. The Second, Third, Fifth, Seventh, Eighth, Ninth and Eleventh Circuit Courts of Appeal have found in favor of the defendants in each of the appeals from dismissal orders entered by the federal trial courts that were submitted to them, and the U.S. Supreme Court has denied petitions for writ of certiorari that sought review of some of these decisions. In addition, the Circuit Court of Appeals for the District of Columbia entered a ruling in 2001 that found in favor of the defendants on an appeal they filed from a ruling by a trial court that refused to dismiss four union cases. During 2001, an intermediate California court of appeal affirmed the final judgment entered in favor of the defendants in a union case, and the California Supreme Court has accepted plaintiffs' appeal. Several cases pending in state courts also have been dismissed.

EASTERN DISTRICT OF NEW YORK LITIGATION - On April 18, 2000, a federal judge in the Eastern District of New York issued an order that consolidated, for settlement purposes only, ten pending cases involving Lorillard as well as other industry defendants. The cases included three smoking and health class actions, three contribution cases, two union cases, one private company case and one private citizen reimbursement case. The judge's April 18, 2000 order invited the federal government to join in the settlement discussions. On July 31, 2000, the federal judge orally proposed the formation of a national punitive damages class action for the purposes of settlement. Pursuant to the judge's proposal, Lorillard entered into discussions with a committee of counsel representing a broad-based group of plaintiffs in an effort to arrive at a comprehensive settlement of all exemplary and punitive damage claims, including claims involved in the Engle class action in Florida described above. The parties were unable to reach an understanding and the negotiations were suspended in late 2000.

  The federal judge directed that a combined suit be filed encompassing all of the claims pending before him that name cigarette manufacturers as defendants. This matter is styled In re Simon (II) Litigation (U.S. District Court, Eastern District, New York, filed September 6, 2000). The Company and Lorillard are defendants in this proceeding. Many of the cases that comprised the In re Simon (II) Litigation have been dismissed. The dismissals have included a test case comprising the claims of 15 individual plaintiffs for trial. In addition, the private company case, Blue Cross and Blue Shield of New Jersey, et al., the private citizen case, Mason v. The American Tobacco Company, et al., and a subsequently dismissed union case, Bergeron v. Philip Morris, Inc., et al., have been severed from In re Simon (II) Litigation. During July of 2002, plaintiffs have filed a third amended complaint on behalf of a purported nationwide class of individual smokers who have been diagnosed with certain specified diseases. Briefing regarding class certification is ongoing.

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

CONTRIBUTION CLAIMS - In addition to the foregoing cases, approximately ten cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action, although it has not received service of process in one of the cases. The Company is named as a defendant in three of the cases but has not received service of process in one of them.

FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than 40 years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 40 filter cases are pending in federal and state courts against Lorillard. The Company is a defendant in one of the pending filter cases. The number of pending filter cases has approximately doubled during 2002. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Trials have been held in 15 such cases, including three since January 1, 2000. Juries have returned verdicts in favor of Lorillard in 11 of the 15 trials. Four verdicts have been returned in plaintiffs' favor. In a 1995 trial, a California jury awarded plaintiffs approximately $1.2 in actual damages and approximately $0.7 in punitive damages. In a 1996 trial, another California jury awarded plaintiff approximately $0.1 in actual damages. In a 1999 trial, a Maryland jury awarded plaintiff approximately $2.2 in actual damages. In a 2000 trial, a California jury awarded plaintiffs $1.1 in actual damages and the case was settled prior to a determination of punitive damages.

TOBACCO-RELATED ANTITRUST CASES - Wholesalers and Direct Purchaser Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, were named as defendants in nine separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1993 in violation of the Sherman Act. These actions seek certification of a class including all domestic and international wholesalers similarly affected by such alleged conduct, and damages, injunctive relief and attorneys' fees. These actions were consolidated for pre-trial purposes in the U.S. District Court for the Northern District of Georgia. The Court has granted class certification for a four-year class (beginning in 1996 and ending in 2000) of domestic direct purchasers. The Company has been voluntarily dismissed without prejudice from all direct purchaser cases. On July 11, 2002, the Court granted motions for summary judgment filed by Lorillard and all other defendants dismissing the actions in their entirety. Plaintiffs have filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit.

Indirect Purchaser Suits - Approximately 30 suits are pending in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. One indirect purchaser suit, in New York, has been dismissed in its entirety. The Arizona indirect purchaser suit was dismissed by the trial court, but the dismissal was reversed on appeal in May 2002. While one court has granted plaintiff's motion to certify a class of consumers, two other courts have refused to do so, and other motions seeking class certification have been deferred by other courts pending resolution of the federal case discussed above. In Kansas, plaintiffs have filed a Motion to Compel against Lorillard (and one other defendant) seeking certain documents for which Lorillard has claimed a joint defense privilege as well as other unspecified documents. Lorillard is currently preparing a response. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16,
2000). Lorillard is named as a defendant in a lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies are also presently named as defendants, and the plaintiffs have now added the major leaf buyers as defendants. This case was originally filed in U.S. District Court, District of Columbia, and transferred to a North Carolina federal court upon motion by the defendants. The plaintiffs' claims relate to the conduct of the companies in the purchase of tobacco through the auction system under the federal program. The suit seeks an unspecified amount of actual damages, trebled under the antitrust laws, and injunctive relief. On April 3, 2002 the court certified a class consisting of all persons holding a quota (the licenses that a farmer must either own or rent to sell the crop) to grow, and all domestic producers who sold, flue-cured or burley tobacco at anytime from February 1996 to present. Defendants' petition to the United States Court of Appeals for the Fourth Circuit seeking permission to appeal the District Court's decision on class certification was denied on June 12, 2002. Pre-trial discovery has commenced and is currently scheduled to be completed on or before July 1, 2003. A trial date has not yet been scheduled.

                                        54

                               * * * *

OTHER LITIGATION - The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

14. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001 and the statements of operations for the three and six months and changes in cash flows for the six months ended June 30, 2002 and 2001.

      Results of operations for the second quarter and the first six months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------------

OVERVIEW

  The Company reported consolidated net income (including both the Loews Group and Carolina Group) for the 2002 second quarter of $201.9 million, compared to a net loss of $1,415.2 million in 2001. The net loss for the second quarter of 2001 includes a $3.2 billion pretax charge ($1.8 billion after taxes and minority interest) at CNA related to a change in estimate of prior year net loss and allocated loss adjustment expense reserves and retrospective premium accruals, and a $200.0 million pretax charge ($121.0 million after taxes) at Lorillard related to an agreement with the class in the Engle case.

  Consolidated net operating income, which excludes net investment (losses) gains and discontinued operations, and excluding the second quarter of 2001 CNA and Lorillard charges discussed above, for the quarter ended June 30, 2002 was $321.0 million, compared to $233.0 million in the second quarter of 2001.

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

  Net income attributable to Loews Common Stock for the second quarter of 2002 amounted to $160.5 million or $0.85 per share, compared to a net loss of $1,415.2 million or $7.18 per share in the comparable period of the prior year. Net income in the second quarter of 2002 includes net investment losses attributable to Loews Common Stock of $119.1 million or $0.63 per share, compared to gains of $280.7 million or $1.42 per share in the comparable period of the prior year.

  Net operating income attributable to Loews Common Stock, which excludes net investment (losses) gains and discontinued operations, for the quarter ended June 30, 2002, was $279.6 million or $1.48 per share, compared to a loss of $1,697.8 million or $8.61 per share in the comparable period of the prior year.

  Net income attributable to Carolina Group Stock for the 2002 second quarter amounted to $41.4 million or $1.03 per Carolina Group share.

Six Months Ended June 30, 2002 compared with 2001

  For the six months ended June 30, 2002 consolidated net income (including both the Loews Group and Carolina Group) amounted to $454.8 million, compared to a net loss of $942.9 million in the comparable period of the prior year. The first half of 2002 included a loss for discontinued operations at CNA of $31.0 million or $0.16 per share of Loews Common Stock, compared to income from discontinued operations of $2.1 million or $0.01 per share of Loews Common Stock in the comparable period of the prior year. The first half of 2001 also included a charge for accounting changes of $53.3 million or $0.27 per share of Loews Common Stock, related to accounting for derivative instruments at CNA, and the CNA and Lorillard charges discussed above.

  Consolidated net operating income, which excludes net investment gains (losses), discontinued operations and accounting changes, and excluding the second quarter of 2001 CNA and Lorillard charges discussed above, was $589.4 million in the first half of 2002, compared to $529.5 million in the comparable period of the prior year.

  Net operating income attributable to Loews Common Stock, which excludes net investment (losses) gains, discontinued operations and accounting changes, for the first half of 2002, was $530.0 million or $2.80 per share, compared to a loss of $1,401.3 million or $7.10 per share in the comparable period of the prior year.

  Net income attributable to Carolina Group Stock for the first half of 2002 amounted to $59.4 million or $1.48 per Carolina Group share.

  At June 30, 2002, Loews Common Stock had a book value of $59.18 per share compared to a book value of $50.39 per share at December 31, 2001. The increase in Loews Common Stock book value per share is primarily due to proceeds from issuance of the Carolina Group common stock and the Loews Group's net economic interest in the notional intergroup debt receivable.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial
-------------

  Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is a 90% owned subsidiary of the Company.

  CNA conducts its operations through five operating groups: Standard Lines, Specialty Lines and CNA Re (these groups comprise the Company's Property-Casualty segment); Group Operations and Life Operations. In addition to these five operating segments, certain other activities are reported in the Other Insurance segment. The Other Insurance segment consists of royalty and administrative service activities related to the personal insurance business that was sold to The Allstate Corporation in 1999, losses and expenses related to centralized adjusting and settlement of asbestos, pollution and mass tort claims, certain insurance operations that are operating in run-off and not conducting new underwriting, interest expense on corporate debt, eBusiness initiatives, and intercompany eliminations. These segments reflect the way CNA manages its operations and makes business decisions.

  During the second quarter of 2002, Group Reinsurance, the business which assumes reinsurance from unaffiliated entities on group life, accident and health products as well as excess medical risk coverages for self-funded employers, was transferred from Group Operations to the Other Insurance segment to be included as part of run-off insurance operations. Also, CNA Trust, a limited-operations bank specializing in 401(k) plan administration, was transferred from Life Operations to Group Operations. Segment disclosures of prior periods have been modified to conform with the current period presentation.

  The consolidated operations for the three and six months ended June 30, 2001 were significantly impacted by the second quarter 2001 prior year reserve strengthening, corporate aggregate reinsurance treaties, and restructuring and other related charges. A discussion of these items, along with CNA's current terrorism exposure and description of reserves is presented before the results of operations by business segment.

Second Quarter 2001 Prior Year Reserve Strengthening

  During the second quarter of 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years that are discussed in further detail below. CNA completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted. With respect to environmental pollution and mass tort and asbestos ("APMT") reserves, CNA reviewed internal claims data as well as studies generated by external parties, including a significant industry analysis of asbestos and environmental pollution exposures by an international rating agency. As a result of these various reviews, management concluded that ultimate losses, including losses for APMT claims, would be higher in the range of possible outcomes than previously estimated. CNA recorded a pretax charge of $2.6 billion ($1.5 billion after-tax and minority interest) of reserve strengthening, net of the related corporate aggregate reinsurance treaty benefit, associated with a change in estimate of prior year net loss reserves, including $1.2 billion pretax ($0.7 billion after-tax and minority interest) related to APMT.

  The non-APMT adverse reserve development was the result of analyses of several lines of business. This development related principally to commercial insurance coverages including automobile liability and multiple-peril, as well as assumed reinsurance and health care-related coverages. A brief summary of these lines of business and the associated reserve development is discussed below and in more detail in the discussion of CNA's segments.

  Approximately $600.0 million of the adverse reserve development, excluding the impact of the corporate aggregate reinsurance treaty, was a result of analyses of several coverages provided to commercial entities written by various segments of CNA. These analyses showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril. In addition, the number of commercial automobile liability claims was higher than expected. Finally, several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

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

  Approximately $320.0 million of adverse reserve development, excluding the impact of the corporate aggregate reinsurance treaty, was recorded in Specialty Lines and was caused by coverages provided to health care related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities was higher than expected. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing health care-related services increased more than expected.

  Concurrent with CNA's review of loss reserves, CNA completed comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. The studies included the review of all such retrospectively rated insurance policies and the estimates of ultimate losses.

  As a result of this review and changes in premiums associated with the change in estimates for loss reserves, CNA recorded a pretax reduction in premium accruals of $566.0 million. The effect on net earned premiums was $616.0 million offset by a reduction of accrued commissions of $50.0 million. Approximately $188.0 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results in 2001. Accruals for ceded premiums related to other reinsurance treaties increased $83.0 million due to the reserve strengthening. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above.

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

  CNA's overall reinsurance program includes certain property-casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a "funds withheld" basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer's margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract is recorded as a funds withheld liability. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA's retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Condensed Balance Sheets.

  Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in investment income, was $57.0 and $86.0 million for the second quarter of 2002 and 2001 and $115.0 and $122.0 million for the six months ended June 30, 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,889.0 and $2,724.0 million at June 30, 2002 and December 31, 2001.

  The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

  For 2002, CNA has entered into an aggregate reinsurance treaty covering substantially all of its property-casualty lines of business (the "2002 Cover"). The loss protection provided by the 2002 Cover is dependent on the level of subject premium, but there is a maximum aggregate limit of $1,125.0 million. Maximum ceded premium under the contract is $683.0 million, and premiums, claims recoveries and interest charges other than the reinsurer's margin and related fees are made on a funds withheld basis. Interest is credited on funds withheld at 8.0% per annum, and all premiums are deemed to have been paid as of January 1, 2002. Ceded premium related to the reinsurer's margin in the amount of $2.0 and $5.0 million was recorded for the 2002 Cover for the three months and six months ended June 30, 2002.

  The aggregate reinsurance protection from the 2002 Cover attaches at a defined accident year loss and allocated loss adjustment expense (collectively, losses) ratio. Under the contract, CNA has the right to elect to cede losses to the 2002 Cover when its recorded accident year losses exceed the attachment point. This election period expires March 31, 2004. If no losses are ceded by this date, the contract is considered to be commuted. If CNA elects to cede any losses to the 2002 Cover, it must continue to cede all losses subject to the terms of the contract.

  In 1999, CNA entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property-casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 million of ceded losses with an aggregate limit of $1.0 billion of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8.0% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

  The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the September 11, 2001 World Trade Center Disaster and related events ("WTC event"), the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded in the second quarter of 2001, the $500.0 million limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500.0 million of limit on accident years 2000 and 2001 under the first section.

  The impact of the Aggregate Cover on pretax operating results was as follows:

                                                  Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                                ------------------------------------------------
                                                  2002            2001       2002          2001
                                                ------------------------------------------------
                                                             (In millions)

Ceded earned premiums . . . . . . . . . . .                    $(418.0)                 $(460.0)
Ceded claim and claim adjustment expense  .                      683.0                    722.0
Interest charges  . . . . . . . . . . . . .     $(12.0)          (53.0)     $(25.0)       (59.0)
------------------------------------------------------------------------------------------------
Pretax impact on operating results  . . . .     $(12.0)        $ 212.0      $(25.0)     $ 203.0
================================================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property-casualty lines of business in the Continental Casualty Company pool ("the CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 million of ceded losses. The ceded premiums are a percentage of ceded losses and for the $760.0 million of limit, the ceded premium is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $563.0 million have been ceded under the CCC Cover through June 30, 2002.

  The impact of the CCC Cover on pretax operating results was as follows:

                                                  Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                                ------------------------------------------------
                                                  2002            2001       2002          2001
                                                ------------------------------------------------
                                                             (In millions)

Ceded earned premiums . . . . . . . . . . .                    $(2.0)      $(61.0)      $  (2.0)
Ceded claim and claim adjustment expense  .                                  93.0
Interest charges  . . . . . . . . . . . . .     $(6.0)                      (16.0)
------------------------------------------------------------------------------------------------
Pretax impact on operating results  . . . .     $(6.0)         $(2.0)      $ 16.0       $  (2.0)
================================================================================================

  The impact by operating segment of the 2002 Cover, Aggregate Cover and the CCC Cover on pretax operating results was as follows:

                                                  Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                                ------------------------------------------------
                                                  2002            2001       2002          2001
                                                ------------------------------------------------
                                                                   (In millions)

Standard Lines . . . . . . . . . . . . . .      $(14.0)        $ 186.0     $ (28.0)      $182.0
Specialty Lines  . . . . . . . . . . . . .        (3.0)           (4.0)       (5.0)        (6.0)
CNA Re . . . . . . . . . . . . . . . . . .        (3.0)           25.0        19.0         25.0
Corporate and Other  . . . . . . . . . . .                         3.0
------------------------------------------------------------------------------------------------
Pretax impact on operating results . . . .      $(20.0)        $ 210.0     $ (14.0)      $201.0
================================================================================================

2001 Restructuring

  In 2001, CNA finalized and approved two separate restructuring plans. The first plan related to CNA's Information Technology operations (the "IT Plan"). The second plan related to restructuring the property-casualty segments and Life Operations, discontinuation of variable life and annuity business and consolidation of real estate locations (the "2001 Plan").

IT Plan

  The overall goal of the IT Plan was to improve technology for the underwriting function and throughout CNA and to eliminate inefficiencies in the deployment of IT resources. The changes facilitated a strong focus on enterprise-wide system initiatives. The IT Plan had two main components, which included the reorganization of IT resources into the Technology and Operations Group with a structure based on centralized, functional roles and the implementation of an integrated technology roadmap that included common architecture and platform standards that directly support CNA's strategies.

  For the three and six months ended June 30, 2001, CNA incurred $56.1 and $62.1 million pretax of restructuring and other related charges for the IT Plan primarily related to employee severance charges and the write-off of impaired assets.

  The following table summarizes the pretax effect of these costs on CNA's operating segments.


                                                          Three Months Ended    Six Months Ended
                                                              June 30, 2001        June 30, 2001
------------------------------------------------------------------------------------------------
                                                                         (In millions)

Property-Casualty Operations                                    $ 8.0                      $ 8.0
Life Operations                                                  17.0                       17.0
Other Insurance                                                  31.1                       37.1
------------------------------------------------------------------------------------------------
Total                                                           $56.1                      $62.1
================================================================================================

  No restructuring and other related charges related to the IT Plan have been incurred in 2002; however, payments were made during the six months ended June 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining IT Plan accrual at June 30, 2002 and the activity in that accrual since inception. Approximately $5.0 of the remaining accrual is expected to be paid during the remainder of 2002.


                                                     Employee
                                                    Termination   Impaired
                                                    and Related    Asset     Other
                                                  Benefit Costs   Charges    Costs        Total
------------------------------------------------------------------------------------------------
                                                                       (In millions)

IT Plan initial accrual  . . . . . . . . . . . .       $29.0      $ 32.0     $1.0        $ 62.0
Costs that did not require cash in 2001  . . . .                   (32.0)                 (32.0)
Payments charged against liability in 2001 . . .       (19.0)                             (19.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 2001 . . . . . . .        10.0                  1.0          11.0
Payments charged against liability in 2002 . . .        (1.0)                              (1.0)
------------------------------------------------------------------------------------------------
Accrued costs at June 30, 2002 . . . . . . . . .       $ 9.0                 $1.0        $ 10.0
================================================================================================

  The IT Plan is not expected to result in decreased operating expenses in the foreseeable future because savings from the workforce reduction will be used to fund new technology-related initiatives. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations.


2001 Plan

  The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units ("SBUs") in the property-casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the number of property-casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations included a decision to discontinue writing variable life and annuity business.

  No restructuring and other related charges related to the 2001 Plan have been incurred in 2002; however, payments were made during the six months ended June 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining 2001 Plan accrual as of June 30, 2002 and the activity in that accrual since inception. Approximately $35.0 million of the remaining accrual is expected to be paid during the remainder of 2002.

2001 Plan Accrual
                                          Employee
                                        Termination      Lease      Impaired
                                        and Related   Termination    Asset      Other
                                       Benefit Costs     Costs      Charges     Costs     Total
------------------------------------------------------------------------------------------------
                                                              (In millions)

2001 Plan initial accrual  . . . . .    $ 68.0          $ 56.0       $ 30.0    $ 35.0    $189.0
Costs that did not require cash
 in 2001 . . . . . . . . . . . . . .                                            (35.0)    (35.0)
Payments charged against liability
 in 2001 . . . . . . . . . . . . . .      (2.0)                                            (2.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 2001 .      66.0            56.0         30.0               152.0
Costs that did not require cash
 in 2002 . . . . . . . . . . . . . .                                  (25.0)              (25.0)
Payments charged against liability
 in 2002 . . . . . . . . . . . . . .     (45.0)          (10.0)        (1.0)              (56.0)
------------------------------------------------------------------------------------------------
Accrued costs at June 30, 2002 . . .    $ 21.0          $ 46.0       $  4.0              $ 71.0
================================================================================================

Reserves - Estimates and Uncertainties

  CNA maintains loss reserves ("reserves") to cover its estimated ultimate unpaid liability for losses and loss adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported. Reserves are reflected as liabilities on the Consolidated Condensed Balance Sheets under the heading "Insurance Reserves." Changes in reserves are reflected in the Company's Statement of Operations, during the period in which the change arises.

  The level of reserves maintained by CNA represents management's best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known to it at that time. Reserves are not an exact calculation of liability but instead are estimates which are derived by CNA, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. Some of the many uncertain future events about which CNA makes assumptions and estimates are claims severity, frequency of claims, economic inflation, the impact of underwriting policy and claims handling practices and the lag time between the occurrence of an insured event and the time it is ultimately settled (referred to in the insurance industry as the "tail").

  CNA's experience has been that the inherent uncertainties of estimating insurance reserves are generally greater for casualty coverages (particularly long-tail casualty risks such as APMT losses) than for property coverages. Estimates of the cost of future APMT claims are highly complex and include an assessment of, among other things, whether certain costs are covered under the policies and whether recovery limits apply, allocation of liability among numerous parties, some of whom are in bankruptcy proceedings, inconsistent court decisions and developing legal theories and tactics of plaintiffs' lawyers. Reserves for property-related catastrophes, both natural disasters and man-made catastrophes such as terrorist acts, are also difficult to estimate. See the discussion of Environmental Pollution and Mass Tort and

Asbestos Reserves in the Management Discussion and Analysis for further information on APMT.

  In addition to the uncertainties inherent in estimating APMT and catastrophe losses, CNA is subject to the uncertain effects of emerging or potential claims and coverage issues which arise as industry practices and legal, judicial, social, and other environmental conditions change. These issues can have a negative effect on CNA's business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Either development could require material increases in reserves. Examples of emerging or potential claims and coverage issues include: (i) increases in the number and size of water damage claims related to expenses for testing and remediation of mold conditions; (ii) increases in the number and size of claims relating to injuries from medical products, and exposure to lead and radiation related to cellular phone usage; (iii) expected increases in the number and size of claims relating to accounting and financial reporting, including director and officer errors and omissions insurance claims, in an environment of major corporate bankruptcies; and (iv) a growing trend of plaintiffs targeting insurers in class action litigation relating to claims-handling and other practices. The future impact of these and other unforeseen emerging or potential claims and coverage issues is extremely hard to predict and could materially adversely affect the adequacy of CNA's reserves and could lead to future reserve additions.

  CNA's current reserve levels reflect management's best estimate of CNA's ultimate claims and claim adjustment expenses at June 30, 2002, based upon known facts and current law. However, in light of the many uncertainties associated with making the estimates and assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular and ongoing basis and makes changes as experience develops. CNA may in the future determine that its recorded reserves are not sufficient and may increase its reserves in amounts that may be material, which could materially adversely affect the Company's business and financial condition. Any such increase in reserves would be recorded as a charge against the Company's earnings for the period in which the estimate of reserves changes.

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

  Without any federal backstop in place, CNA is exposed to potentially material losses arising from a future terrorism event. Accordingly, CNA's results of operations and financial condition could be materially adversely impacted by a future terrorism event. CNA is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions, and the use of reinsurance. CNA is generally prohibited from excluding terrorism exposure from its primary workers compensation, individual life and group life and health policies. CNA's current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

Property-Casualty
-----------------

  CNA conducts its property-casualty operations through the following operating segments: Standard Lines, Specialty Lines and CNA Re. The discussion of underwriting results and ratios reflect the underlying business results of CNA's property-casualty insurance subsidiaries. Underwriting ratios are industry measures of property-casualty underwriting results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums.

  The following table summarizes key components of the Property-Casualty segment operating results for the three and six months ended June 30, 2002 and 2001.

                                                    Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                      2002         2001        2002       2001
------------------------------------------------------------------------------------------------
                                                                    (In millions)

Net written premiums. . . . . . . . . . . .        $1,788.0    $   960.0    $3,578.0  $ 2,473.0
Net earned premiums . . . . . . . . . . . .         1,735.0        538.0     3,396.0    2,013.0
Underwriting loss . . . . . . . . . . . . .          (121.0)    (2,089.0)     (225.0)  (2,224.0)
Net investment income . . . . . . . . . . .           258.0        189.0       455.0      491.0
Net operating income (loss) . . . . . . . .            94.0     (1,084.4)      169.5     (975.0)

Ratios:
  Loss and loss adjustment expense  . . . .            75.8%       376.0%       74.2%     153.3%
  Expense . . . . . . . . . . . . . . . . .            30.3        107.5        31.4       54.8
  Dividend  . . . . . . . . . . . . . . . .             0.9          4.6         1.0        2.4
------------------------------------------------------------------------------------------------
  Combined  . . . . . . . . . . . . . . . .           107.0%       488.1%      106.6%     210.5%
================================================================================================

2001 adjusted underwriting loss*  . . . . .                     $ (167.0)             $  (299.0)
================================================================================================

2001 adjusted ratios*
  Loss and loss adjustment expense  . . . .                         72.6%                  72.6%
  Expense . . . . . . . . . . . . . . . . .                         36.4                   35.5
  Dividend  . . . . . . . . . . . . . . . .                          1.6                    1.6
------------------------------------------------------------------------------------------------

    Combined  . . . . . . . . . . . . . . .                        110.6%                 109.7%
================================================================================================

* The 2001 adjusted underwriting loss and adjusted ratios exclude the impact of the second quarter 2001 reserve strengthening, corporate aggregate reinsurance treaties and restructuring and other related charges.


  Net operating results improved $1,178.4 million for the second quarter of 2002 as compared with the same period in 2001. The impact of the second quarter 2001 reserve strengthening, net of the related corporate aggregate reinsurance treaty benefit, was $1,114.5 million after taxes and minority interest. In addition, net operating results for the second quarter of 2001 included $8.7 million related to the cost of the corporate aggregate reinsurance treaties from core operations and $4.4 million for restructuring and other related charges.

  Excluding these 2001 significant items, net operating results increased $50.8 million for the second quarter of 2002 as compared with the same period in 2001. This increase was due primarily to improved underwriting results in both Specialty Lines and the U.S. operations of CNA Re, the impact of better aligning premium earnings patterns with the emergence of claims in Specialty Lines' vehicle warranty line of business which reduced operating results in 2001 and improved net investment income, including $23.0 million related to limited partnership income. These increases were partially offset by a decline in underwriting results in Standard Lines.

  The combined ratio decreased 3.6 points for the second quarter of 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results improved by $46.0 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to decreases in both the expense and dividend ratios, partially offset by an increase in the loss ratio. The loss ratio increased 3.2 points due principally to a net cost of reinsurance in 2002 as compared with a significant benefit from the use of reinsurance in 2001 across the property-casualty operating units and prior year reserve development recorded in 2002 in Standard Lines, primarily in the Excess & Surplus lines of business, and in CNA Re. These loss ratio increases were partially offset by rate increases in most property-casualty businesses and improvement in the current accident year loss ratio in CNA Re. The expense ratio decreased 6.1 points primarily as a result of the 2001 write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business in Specialty Lines. Also contributing to the decrease in the expense ratio were decreased acquisition expenses in 2002 and a shift in the business mix resulting in a lower commission rate in CNA Re and lower underwriting expenses resulting from decreased head count due to the 2001 Plan. The dividend ratio decreased 0.7 points due primarily to favorable current accident year dividends and adverse dividend reserve development recorded in Standard Lines in 2001.

  Net written premiums increased $828.0 million for the second quarter of 2002 as compared with the same period in 2001. Second quarter results for 2001 included reductions in net written premiums totaling $661.0 million related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net written premiums increased $167.0 million. This increase was due primarily to strong rate increases across the property-casualty operating units, lower ceded premiums in Standard Lines, and clients increasing their premium writings above original estimates in CNA Re. These increases were partially offset by the decision made in the third quarter of 2001 to cease new business writings in the CNA Re U.K. subsidiary, and lower net written premiums for the Casualty lines of business in Standard Lines.

  Net earned premiums increased $1,197.0 million for the second quarter of 2002 as compared with the same period in 2001. Second quarter results for 2001 included reductions in net earned premiums totaling $1,040.0 million related to the corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net earned premiums increased $157.0 million due primarily to the increases in net written premiums noted above.

  Net operating results improved $1,144.5 million for the six months ended June 30, 2002 as compared with the same period in 2001. The impact of the second quarter 2001 reserve strengthening, net of the related corporate aggregate reinsurance treaty benefit, was $1,114.5 million after taxes and minority interest. In addition, net operating results for the six months ended June 30, 2001 included $12.2 million related to the cost of the corporate aggregate reinsurance treaties from core operations and $4.4 million for restructuring and other related charges.

  Excluding these 2001 significant items, net operating results increased $13.4 million for the six months ended June 30, 2002 as compared with the same period in 2001. This increase was due primarily to the impact of the 2001 vehicle warranty charge noted above and improved underwriting results in Specialty Lines and the U.S. operations of CNA Re. In addition, net operating results improved due to an increased benefit from the additional cessions to the CCC Cover as a result of the increase in WTC related losses recorded in the first quarter of 2002 in CNA Re. These increases were partially offset by lower net investment income and declines in underwriting results in Standard Lines.

  The combined ratio decreased 3.1 points for the six months ended June 30, 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results improved by $74.0 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to decreases in both the expense and dividend ratios, partially offset by an increase in the loss ratio. The loss ratio increased 1.6 points due principally to a reduced benefit from the use of reinsurance in both Standard Lines and Specialty Lines and the loss development in both Standard Lines and CNA Re noted above. These loss ratio increases were partially offset by rate increases and a $32.0 million net underwriting benefit in CNA Re related to the corporate aggregate reinsurance treaties resulting from the re-estimation of the WTC event. The expense ratio decreased 4.1 points and the dividend ratio decreased 0.6 points primarily as a result of the second quarter activity described above.

  Net written premiums increased $1,105.0 million for the six months ended June 30, 2002 as compared with the same period in 2001. The six months ended June 30, 2001 included reductions in net written premiums totaling $702.0 million related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net written premiums increased $403.0 million. This increase was due principally to strong rate increases across the property-casualty operating units, a higher level of new business in Standard Lines and Specialty Lines, and clients increasing their premium writings above original estimates in CNA Re.

  Net earned premiums increased $1,383.0 million for the six months ended June 30, 2002 as compared with the same period in 2001. The six months ended June 30, 2001 included reductions in net earned premiums totaling $1,081.0 million related to the corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the reserve strengthening and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net earned premiums increased $302.0 million due primarily to the increases in net written premiums noted above.

Group
-----

  Net operating results improved $3.3 million for the second quarter of 2002 as compared with the same period in 2001. This improvement was primarily attributable to favorable expenses and increased net investment income.

  Net earned premiums increased $10.0 million for the second quarter of 2002 as compared with the same period in 2001. This growth was due primarily to higher premiums in the Federal Markets mail handlers benefit program, which was driven by increased medical cost trends. This increase was partially offset by lower net earned premiums in the Group Benefits specialty medical line of business.

  Net operating income improved $4.0 million for the six month period ended June 30, 2002 as compared with the same period in 2001. This improvement was primarily attributable to favorable expenses and increased net investment income.

  Net earned premiums increased $106.0 million for the six months ended June 30, 2002 as compared with the same period in 2001. This growth was due primarily to higher premiums in the Federal Markets mail handlers benefit program, which was driven by increased medical cost trends and higher cost containment fees. In addition there was also growth in the disability, life and accident and group long term care lines of business. These increases were partially offset by lower net earned premiums in the Group Benefits specialty medical line of business.

  Effective July 1, 2002 CNA closed on the sale of Claims Administration Corporation and the transfer of the National Postal Mail Handlers Union group benefits plan to First Health Group Corporation. CNA received $2.2 billion of revenue and recorded $8.7 million of net operating income from this contract in 2001. The loss of this contract is not anticipated to have an adverse material impact on 2002 net operating income.

Life
----

  Net operating results improved $10.0 million for the second quarter of 2002 as compared with the same period in 2001. This improvement related primarily to restructuring and other related charges of $9.1 million that occurred in 2001. Excluding restructuring and other related charges, net operating results improved $.9 million due primarily to higher net investment income, partially offset by increased acquisition costs.

  Sales volume decreased $546.0 million for the second quarter of 2002 as compared with the same period in 2001. This decrease was attributable primarily to lower sales of synthetic guaranteed investment contracts and structured settlement annuities, along with reduced sales in the variable products business, which CNA decided to exit in the fourth quarter of 2001. These decreases were partially offset by increased sales in the Life core and Long Term Care businesses. Net earned premiums increased $6.0 million for the second quarter of 2002 as compared with the same period in 2001, attributable primarily to growth in the Long Term Care business, partially offset by decreased sales in the Retirement Services and structured settlements businesses.

  Net operating results improved $4.1 million for the six months ended June 30, 2002 as compared with the same period in 2001. This improvement related primarily to the absence of restructuring and other related charges of $9.1 million that were recorded in 2001. Excluding restructuring and other related charges, net operating results declined $5.0 million due primarily to increased acquisition expenses and favorable 2001 results in the Index 500 product, partially offset by increased net investment income in 2002.

  Sales volume decreased $578.0 million for the six months ended June 30, 2002 as compared with the same period in 2001. This decrease was attributable primarily to the second quarter 2001 decreases in sales volume noted above. Net earned premiums increased $32.0 million for the six months ended June 30, 2002 as compared with the same period in 2001 attributable primarily to growth in the Long Term Care business, partially offset by decreased sales in the Retirement Services business.

Other Insurance
---------------

  Net operating results improved $740.0 million for the second quarter of 2002 as compared with the same period in 2001. The after-tax impact of the second quarter 2001 reserve strengthening on the Other Insurance segment was $695.2 million, including $644.7 million for APMT. See the Environmental Pollution and Mass Tort and Asbestos Reserves section following for a discussion of this prior year reserve strengthening. Net operating results for 2001 also included $17.4 million of restructuring and other related charges. Excluding these 2001 significant items, net operating results improved $27.4 million for the second quarter of 2002 as compared with the same period in 2001. This improvement was due primarily to reduced expenses for e-Business initiatives and increased net investment income, partially offset by decreased operating results for CNA UniSource.

  Total operating revenues increased $7.0 million for the second quarter 2002 as compared with the same period in 2001. This increase was due primarily to higher net earned premiums in Group Reinsurance and increased net investment income, partially offset by reduced revenues for CNA UniSource.

  Net operating results improved $774.7 million for the six months ended June 30, 2002 as compared with the same period in 2001. Included in the 2001 results were $695.2 million related to the second quarter 2001 reserve strengthening, including $644.7 million for APMT, and $20.9 million of restructuring and other related charges. Excluding these 2001 significant items, net operating results improved $58.6 million for the six months ended June 30, 2002 as compared with the same period in 2001. This improvement was due primarily to the second quarter improvement described above.

  Total operating revenues increased $24.0 million for the six months ended June 30, 2002 as compared with the same period in 2001. This increase was due primarily to the second quarter increase described above.

  In the second quarter of 2001, CNA planned the disposition of CNA UniSource, a payroll processor and professional employer organization ("PEO"). After exploring possible transactions to dispose of its PEO business, CNA UniSource exited the PEO business as of March 31, 2002. As of that date, substantially all existing PEO client contracts were terminated. All obligations related to the PEO operation are being run-off in an orderly manner and the associated costs are included in continuing operations. The Company anticipates additional operating losses from the PEO run-off for the remainder of 2002. CNA UniSource's payroll processing business, which has annual revenues of approximately $11.0 million, remains designated as held for sale.

Environmental Pollution and Mass Tort and Asbestos Reserves

  CNA's property-casualty insurance subsidiaries have potential exposures related to environmental pollution and mass tort and asbestos claims.

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

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001 or the first six months of 2002, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon CNA's results of operations and/or financial position.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

  As of June 30, 2002 and December 31, 2001, CNA carried approximately $559.0 and $617.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort development for the three and six months ended June 30, 2002. Unfavorable environmental pollution and mass tort development for the three and six months ended June 30, 2001 amounted to $449.0 and $453.0 million.

  The reserve strengthening in the second quarter of 2001 for environmental pollution and mass tort reserves was due to reviews completed during the year, which indicated that paid and reported losses were higher than expectations based on prior year reviews. Factors that have led to this development include a number of declaratory judgments filed in 2001 due to an increasingly favorable legal environment for policyholders in certain courts involving environmental pollution and mass tort claims and other unfavorable decisions regarding cleanup issues. Due to the uncertainties created by these factors, the ultimate liability of CNA for mass tort claims may also vary substantially from the amount currently recorded.

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

  As of June 30, 2002 and December 31, 2001, CNA carried approximately $1,219.0 million and $1,204.0 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos net claim and claim adjustment expense development for the three and six months ended June 30, 2002. Unfavorable asbestos net claim and claim adjustment reserve development for the three and six months ended June 30, 2001 amounted to $748.0 million and $769.0 million. CNA has attempted to manage its asbestos-related exposures by aggressively resolving older claims.

  The reserve strengthening in the second quarter of 2001 for asbestos-related claims was based on a management review of developments with respect to these exposures conducted in the second quarter. This analysis indicated a significant increase in claim counts for asbestos-related claims. The factors that led to the deterioration in claim counts included, among other things, intensive advertising campaigns by lawyers for asbestos claimants and the addition of new defendants such as the distributors and installers of asbestos containing products. New claim filings increased significantly in 2000 over 1999 and that trend continued in 2001. The volume of new claims caused the bankruptcies of numerous asbestos defendants. Those bankruptcies also may result in increased liability for remaining defendants under principles of joint and several liability. In some bankruptcy proceedings asbestos claimants may assert an entitlement to policy proceeds upon confirmation of a plan of reorganization, rather than when claims would ordinarily be paid to all claimants. If such assertions are made successfully, they could have the effect of accelerating claims payment patterns.

  In addition, some asbestos-related defendants asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-

products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed.

  Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on the Company's results of operations and/or financial condition.

  The results of operations and financial condition of the Company in future years may continue to be adversely affected by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as warranted.

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

  Revenues increased by $23.1 and $73.5 million, or 2.3% and 3.8%, and net income increased by $123.8 and $126.1 million, respectively, for the quarter and six months ended June 30, 2002, as compared to the corresponding periods of the prior year.

  Revenues increased due to higher net sales, partially offset by lower investment income. Net sales increased by $35.9 and $103.7 million for the quarter and six months ended June 30, 2002 due to higher average unit prices which resulted in an aggregate increase of approximately $79.8 and $116.8 million, or 8.1% and 6.2%, including $24.1 and $46.6 million from an increase in federal excise taxes effective January 1, 2002. The increased unit prices were partially offset by increased promotional expenses, mostly in the form of coupons and other discounts provided to retailers and passed through to the consumer. The price increases were also partially offset by unit sales volume declines of approximately $43.9 and $13.1 million, or 4.4% and 0.7%, for the quarter and six months ended June 30, 2002, as compared to 2001. During 2002, Lorillard increased its net wholesale price of cigarettes by an average of $7.86 per thousand cigarettes ($.16 per pack of 20 cigarettes), or 6.7%, before the impact of any promotional activities. Federal excise taxes are included in the price of cigarettes and on January 1, 2002, the federal excise tax on cigarettes increased by $2.50 per thousand cigarettes ($0.05 per pack of 20 cigarettes) to $19.50 per thousand cigarettes. All of the states also levy excise taxes on cigarettes. Various states and municipalities have proposed, and some have recently passed, increases in their tobacco excise taxes. Such actions may adversely affect Lorillard's volume, net sales and net income.

  Lorillard's overall unit sales volume decreased 2.9% and 0.6% for the quarter and six months ended June 30, 2002, as compared to 2001. Newport's unit sales volume increased by 1.9% and 4.4% for the quarter and six months ended June 30, 2002, primarily as a result of the introduction of additional offerings from Newport's Medium line extension, strengthened promotional support, inventory replenishment following the January 1, 2002 federal excise tax increase and above average purchases by some wholesale customers in advance of various state excise tax increases. Overall unit sales volume reflects lower unit sales of Lorillard's Maverick and Old Gold brands in the discount market segment due primarily to increased competition in the discount segment and continued limitations imposed by Philip Morris's merchandising arrangements and general competitive conditions. Overall, industry unit sales volume decreased by 2.3% for the six months ended June 30, 2002.

  Lorillard's share of wholesale cigarette shipments was 9.62% for the six months ended June 30, 2002, as compared to 9.45% for 2001. Newport, a premium brand, accounted for approximately 88% of Lorillard's unit sales for the six months ended June 30, 2002, compared to 85% for the year ended December 31, 2001. Newport's market share of the premium segment was 11.5% for the six months ended June 30, 2002, compared to 10.9% for the year ended December 31, 2001.

  Lorillard recorded pretax charges of $291.9, $302.1, $587.7 and $581.3 million ($176.5, $180.7, $357.2 and $351.5 million after-taxes), for the quarter and six months ended June 30, 2002 and 2001, respectively, to accrue its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. Funds required for the industry payment obligations have been provided by Lorillard's operating activities.

  The State Settlement Agreements impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes. The Company believes that the implementation of the State Settlement Agreements will materially adversely affect its consolidated results of operations and cash flows in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in U.S. cigarette sales in the premium and discount segments, Lorillard's share of the domestic premium and discount segments, and the effect of any resulting cost advantage of manufacturers not subject to all of the payments of the State Settlement Agreements. See Note 13 of the Notes to Consolidated Condensed Financial Statements in Part I.

                                        75
Loews Hotels
------------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues decreased by $9.2 and $16.8 million, or 10.1% and 9.5%, and net income decreased by $2.9 and $2.4 million, or 30.2% and 15.9%, for the quarter and six months ended June 30, 2002, as compared to the corresponding periods of the prior year.

  Revenue per available room declined by $11.93 and $12.97, or 8.6% and 9.5%, to $126.66 and $123.29 for the quarter and six months ended June 30, 2002, respectively, as compared to the corresponding periods of the prior year, primarily due to lower average room rates and occupancy rates. Net income decreased due to the lower revenues, partially offset by improved results at the Universal Orlando properties and the Loews Philadelphia Hotel, as well as lower interest expense.

Diamond Offshore
----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 53% owned subsidiary of the Company.

  Revenues decreased by $51.5 and $71.8 million, or 21.5% and 15.5%, and net income decreased by $16.1 and $22.1 million, or 90.4% and 68.0%, for the quarter and six months ended June 30, 2002, respectively, as compared to the corresponding periods of the prior year.

  Revenues from high specification floaters and other semisubmersible rigs decreased by $29.9 and $24.8 million, or 12.5% and 5.3%, for the quarter and six months ended June 30, 2002, as compared to the corresponding periods of the prior year. The decrease reflects lower dayrates ($9.0 and $8.5 million) and lower utilization ($32.4 and $30.2 million) partially offset by revenues generated by the Ocean Baroness which completed a conversion to a high specification semisubmersible drilling unit ($11.5 and $13.9 million), for the quarter and six months ended June 30, 2002, as compared to the corresponding periods of the prior year.

  Revenues from jack-up rigs decreased by $20.6 and $34.6 million, or 8.6% and 7.5%, due primarily to decreased dayrates ($12.2 and $23.6 million) and lower utilization ($8.4 and $11.0 million) for the quarter and six months ended June 30, 2002.

  Net income decreased due primarily to the decreased revenues discussed above, partially offset by lower interest expenses.

  On April 22, 2002, the Ocean Baroness experienced a parting of its marine riser during operations offshore Malaysia in 5,700 feet of water. No injuries were sustained and the well was secured without incident and successfully plugged. The drilling unit was undamaged and known damage was limited to subsurface elements of the riser. The rig resumed normal operations on May 19, 2002 after retrieving its marine riser. On May 30, 2002, Diamond Offshore filed a lawsuit against the manufacturer of the marine riser seeking to recover damages Diamond Offshore incurred as a result of the incident.

  On August 9, 2002, Diamond Offshore's jack-up drilling unit the Ocean King, while conducting routine operations offshore Louisiana, experienced a well control event and fire. The rig's standing emergency action plan was initiated and all personnel on board the rig were safely evacuated. There were no reported injuries and no apparent pollution. The fire burned a short time and the rig was reboarded later that day by a limited crew. Early assessments reveal that damage was localized, primarily affecting electrical systems on the aft end of the cantilever structure. At this time, primary rig systems do not appear to be affected.

Bulova
------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Revenues increased by $9.5 and $9.0 million, or 30.0% and 13.9%, respectively, for the quarter and six months ended June 30, 2002. Net income increased $0.8 million or 44.4% for the second quarter of 2002 and net income remains unchanged at $4.2 million for the six months ended June 30, 2002. Revenues and net income increased due primarily to the addition of the Wittnauer watch brand, acquired in the third quarter of 2001, increased sales of Harley Davidson licensed product associated with the license agreement signed in May 2001, and increased clock unit sales volume as compared to the corresponding periods of the prior year. These increases were partially offset by unit volume decreases in the Bulova brand as compared to 2001.

Corporate
---------

  Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, as well as equity earnings from a shipping joint venture, corporate interest expenses and other corporate administrative costs.

  The components of investment gains (losses) included in Corporate operations are as follows:

                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ------------------------  -------------------------
                                                2002            2001       2002            2001
                                             ---------------------------------------------------
                                                                (In millions)

Revenues:
  Derivative instruments . . . . . . . .     $ (13.2)       $ (4.0)      $ (3.2)        $  4.2
  Fixed maturities . . . . . . . . . . .        11.1           4.6          7.2           11.9
  Equity securities, including short
   positions . . . . . . . . . . . . . .       (47.4)          9.8        (38.3)          25.0
  Short-term investments, primarily U.S.
   government securities . . . . . . . .        16.8           6.7         24.1           12.7
------------------------------------------------------------------------------------------------
                                               (32.7)         17.1        (10.2)          53.8
Income tax expense . . . . . . . . . . .        11.4          (6.0)         3.5          (18.8)
Minority interest  . . . . . . . . . . .        (2.7)         (2.1)        (3.7)          (4.0)
------------------------------------------------------------------------------------------------
     Net income (loss) . . . . . . . . .     $ (24.0)       $  9.0      $ (10.4)        $ 31.0
================================================================================================

  Exclusive of investment gains (losses), revenues decreased $23.4 and $52.8 million and net loss increased $19.7 and $39.7 million for the quarter and six months ended June 30, 2002, compared to the corresponding periods of the prior year, due primarily to lower revenues from a shipping joint venture reflecting reduced demand and charter rates in the crude oil tanker markets, and lower investment income.

Liquidity and Capital Resources:
-------------------------------

CNA Financial
-------------

  The principal operating cash flow sources of CNA's property-casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the six months ended June 30, 2002 net cash provided by operating activities was $435.0 million as compared with net cash used by operating activities of $826.0 million for the same period in 2001. The improvement related primarily to federal tax refunds received in 2002 as compared to taxes paid in 2001, partially offset by increased paid claims.

  Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

  For the six months ended June 30, 2002, net cash used by investing activities was $410.0 million as compared with net cash provided by investing activities of $1,106.0 million for the same period in 2001. This decrease was due primarily to less net sales of equity securities and $264.0 million of net proceeds related to the sale of 180 Maiden Lane, New York facility in 2001.

  Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

  For the six months ended June 30, 2002, net cash used by financing activities was $22.0 million as compared with $301.0 million for the same period in 2001. Cash used by financing for the six months ended June 30, 2001 included $262.0 million of principal payments on debt.

  CNA is monitoring the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. CNA does not anticipate any liquidity problems resulting from these payments. Approximately 37.0%, 36.0% and 24.0% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A. As of August 2, 2002, CNA has paid $341.0 million in claims and recovered $144.0 million from reinsurers.

  In April 2002, CNA exercised its option to convert a $250.0 million 364-day revolving credit facility to a one-year term loan which matures on April 29, 2003.

  The terms of CNA's credit facility requires it to maintain certain financial ratios and combined property-casualty company statutory surplus levels. At

June 30, 2002 and December 31, 2001, CNA was in compliance with all restrictive debt covenants.

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At June 30, 2002 there were approximately $276.0 million of outstanding letters of credit.

  CNA has committed approximately $172.0 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

  CNA has a commitment to purchase a $100.0 million floating rate note issued by the California Earthquake Authority in the event California earthquake-related insurance losses exceed $4.9 billion prior to December 31, 2002.

  CNA is obligated to make future payments totaling $433.0 million for non-cancelable operating leases expiring from 2002 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $50.0 million in 2002; $85.0 million in 2003; $65.0 million in 2004; $57.0 million in 2005; and $176.0 million in 2006 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $34.0 million. Estimated future minimum purchases under these contracts are as follows: $8.0 million in 2002; $13.0 million in 2003; $10.0 million in 2004; and $3.0 million in 2005.

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

  CCC is the lead insurance company subsidiary within the CCC Pool and is the main source of CNAF dividends. All other insurance companies within the CCC Pool are subsidiaries of CCC and are subject to the dividend rules of their applicable state of domicile. Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department, may be paid only from earned surplus, which is calculated by removing unrealized gains (under which statutory accounting includes cumulative earnings of CCC's subsidiaries) from unassigned surplus. As of June 30, 2002, CCC is in a negative earned surplus position. In February 2002, the Illinois Department approved an extraordinary dividend in the amount of $117.0 million to be used to fund CNA's 2002 debt service requirements. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Illinois Department.

  In addition, by agreement with the New Hampshire Insurance Department ("New Hampshire Department"), as well as certain other state insurance departments, dividend paying capacity for the subsidiary companies within the CIC Pool are restricted to internal (intercompany) and external debt service requirements through September 2003, up to a maximum of $85.0 million annually, without the prior approval of the New Hampshire Department.

Lorillard
---------

  Lorillard and other cigarette manufacturers continue to be confronted with substantial litigation and regulatory issues. Approximately 4,575 product liability cases are pending against cigarette manufacturers in the United States. Of these, approximately 1,200 cases are pending in a West Virginia court, and approximately 2,800 cases are brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits served to date and is a defendant in most of the cases pending in West Virginia.

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

  The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard's cash provided by operating activities amounted to $372.1 million for the six months ended June 30, 2002, compared to $448.0 million for the prior year. The reduced cash flow in 2002 is primarily due to increased cash payments for tobacco settlements. Lorillard believes that cash flows from operating activities will be sufficient for the foreseeable future to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict its cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and can make no assurance that it will be able to meet all of those requirements.

Loews Hotels
------------

  In 2002, Loews Hotels, with its partners, opened a third hotel at Universal Orlando in Florida. Capital expenditures in relation to this hotel project were funded by a combination of equity from Loews Hotels and its partners, and mortgages.

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore
----------------

  At June 30, 2002, cash and marketable securities totaled $1.2 billion, up from $1.1 billion at December 31, 2001. Cash provided by operating activities for the six months ended June 30, 2002 increased by $26.8 million to $165.6 million, as compared to $138.8 million in 2001. The increase in cash flow was primarily due to a change in prepaid expenses and other current assets, and collection of accounts receivable in 2002, partially offset by the reduced net income.

  During the six months ended June 30, 2002, Diamond Offshore purchased 500,000 shares of its common stock at an aggregate cost of $20.0 million, upon the exercise of put options sold in February 2001. Depending on market conditions Diamond Offshore may, from time to time, purchase shares of its common stock in the open market or otherwise.

  During the first half of 2002, Diamond Offshore spent $93.1 million, including capitalized interest expense, for rig upgrades, of which $38.3 million was for the conversion of the Ocean Rover and $30.1 million was for the completion of the conversion of the Ocean Baroness. Diamond Offshore spent $22.5 million in the first six months of 2002 to upgrade six of Diamond Offshore's jack-up rigs. Diamond Offshore expects to spend approximately $275.0 million for rig upgrade capital expenditures during 2002, primarily for costs associated with upgrades of its Ocean Rover semisubmersible rig and six jack-up rigs.

  Diamond Offshore took delivery of the Ocean Baroness in January 2002 and it was accepted by the customer on March 17, 2002, at which time it began its current contract offshore Malaysia. The approximate cost of the upgrade was $170.0 million. In January 2002, the Ocean Rover arrived at a shipyard in Singapore for a major upgrade to water depths and specifications similar to the enhanced Ocean Baroness. The estimated cost of this upgrade is approximately $200.0 million with approximately $135.0 million to be spent in 2002. The upgrade is expected to take approximately 19 months to complete with delivery estimated in the third quarter of 2003.

  Diamond Offshore also plans to spend approximately $100.0 million over the next two years to upgrade six of its jack-up rigs. Diamond Offshore expects to finance these upgrades through the use of existing cash balances or internally generated funds.

  During the six months ended June 30, 2002, Diamond Offshore expended $24.7 million for its continuing rig enhancement program and to meet other corporate capital expenditure requirements. Diamond Offshore has budgeted $100.0 million for 2002 capital expenditures associated with these items.

  Cash required to meet Diamond Offshore's capital commitments is determined by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating Diamond Offshore's ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. It is management's opinion that operating cash flows and Diamond Offshore's cash reserves will be sufficient to meet these capital commitments; however, Diamond Offshore will continue to make periodic assessments based on industry conditions. In addition, Diamond Offshore may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses, or for general corporate purposes. Diamond Offshore's ability to affect any such issuance will be dependent on its results of operations, its current financial and market conditions, and other factors beyond its control.

Bulova
------

  For the six months ended June 30, 2002, net cash provided from operating activities was $5.2 million as compared with $16.5 million in the comparable period of 2001. Bulova's cash and cash equivalents, and investments amounted to $24.0 million at June 30, 2002, compared to $18.9 million at December 31, 2001. The decrease in net cash flow is primarily the result of an increase in the level of accounts receivable related to higher net sales resulting primarily from the introduction of the new Wittnauer brand product line and Harley Davidson licensed product, and an increase in inventory purchases, partially offset by a change in the timing of accounts payable and accrued expenses. Funds for capital expenditures and working capital requirements are expected to be provided from operations and existing cash balances.

Majestic Shipping
-----------------

  As previously reported in the Company's 2001 Annual Report on Form 10-K, a subsidiary of the Company entered into agreements for new building of four supertankers, the total cost of the four ships was estimated to amount to approximately $360.0 million. In March 2002, the contracts for the four supertankers were sold at the Company's carrying value, excluding pretax capitalized interest expense of $3.1 million, to Hellespont Shipping Corporation, an affiliated entity.

Parent Company
--------------

  As of June 30, 2002, there were 186,103,400 shares of Loews Common Stock outstanding. During the quarter and six months ended June 30, 2002, the Company purchased 3,302,400 and 5,401,600 shares of Loews Common Stock at an aggregate cost of $187.2 and $310.1 million, respectively. During the quarter and six months ended June 30, 2002, the Company purchased 2,664,376 shares of CNA common stock at an aggregate cost of $71.7 million. Depending on market conditions, the Company from time to time purchases shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

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

Insurance
---------

  The components of CNA's net investment income for the three and six months ended June 30, 2002 and 2001 are presented in the following table.

                                                    Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
------------------------------------------------------------------------------------------------
                                                      2002         2001        2002       2001
------------------------------------------------------------------------------------------------
                                                                    (In millions)

Fixed maturity securities:
  Bonds:
   Taxable . . . . . . . . . . . . . . . . .       $  458.0     $ 400.0     $ 872.0    $ 809.0
   Tax-exempt  . . . . . . . . . . . . . . .           38.0        28.0        71.0       62.0
Limited Partnerships . . . . . . . . . . . .           37.0        (4.0)       44.0       32.0
Short-term investments . . . . . . . . . . .           11.0        37.0        27.0       79.0
Other, including interest on funds withheld
 and other deposits  . . . . . . . . . . . .          (30.0)      (46.0)      (60.0)     (44.0)
------------------------------------------------------------------------------------------------
Gross investment income  . . . . . . . . . .          514.0       415.0       954.0      938.0
Investment expense . . . . . . . . . . . . .          (12.0)      (13.0)      (26.0)     (29.0)
------------------------------------------------------------------------------------------------

Net investment income  . . . . . . . . . . .       $  502.0    $  402.0     $ 928.0    $ 909.0
================================================================================================

  CNA experienced higher net investment income for the three and six months ended June 30, 2002 as compared with the same periods in 2001. The increase was due primarily to increased limited partnership income and reduced interest costs on funds withheld and other deposits related to certain reinsurance contracts. Other investment income includes interest costs on funds withheld reinsurance contracts. See the Reinsurance section under "Results of Operations" for additional information. The interest cost on these contracts increased significantly in the second quarter of 2001 because of ceded losses resulting from the second quarter 2001 reserve strengthening. The bond segment of the investment portfolio yielded 6.1% in the first six months of 2002 as compared with 6.5% during the same period in 2001.

  Other invested assets include investments in limited partnerships and certain derivative securities. CNA's limited partnership investments are recorded at fair value and typically reflect a reporting lag of up to three months. Fair value of CNA's limited partnership investments represents CNA's equity in the partnership's net assets as determined by the general partner. The carrying value of CNA's limited partnership investments was $1,400.0 and $1,307.0 million as of June 30, 2002 and December 31, 2001.

  Limited partnerships are a relatively small portion of CNA's overall investment portfolio. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. CNA is a passive investor in such partnerships and does not have influence over the partnerships' management, who are committed to operate them according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships. Due to unfavorable market conditions since the close of the 2002 second quarter, based upon current trends, CNA expects that limited partnership income in the third quarter will likely be down significantly from the level reported in the second quarter.

  The components of CNA's net investment (losses) gains for the three and six months ended June 30, 2002 and 2001 are presented in the following table:

                                                    Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
------------------------------------------------------------------------------------------------
                                                      2002          2001       2002        2001
------------------------------------------------------------------------------------------------
                                                                    (In millions)


Investment gains (losses):
Fixed maturity securities:
  U.S. Government bonds . . . . . . . . . .        $  44.0      $  (21.0)    $  49.0    $ 107.0
  Corporate and other taxable bonds . . . .         (258.0)          1.0      (249.0)      (7.0)
  Tax-exempt bonds  . . . . . . . . . . . .           14.0         (15.0)       16.0       38.0
  Asset-backed bonds  . . . . . . . . . . .           19.0           4.0        28.0       55.0
  Redeemable Preferred Stock  . . . . . . .           (1.0)        (21.0)      (15.0)     (21.0)
------------------------------------------------------------------------------------------------

Total fixed maturity securities . . . . . .         (182.0)        (52.0)     (171.0)     172.0
Equity securities   . . . . . . . . . . . .           42.0       1,015.0        49.0    1,087.0
Derivative securities . . . . . . . . . . .          (13.0)          8.0       (34.0)       3.0
Other invested assets . . . . . . . . . . .           (9.0)       (404.0)       (5.0)    (324.0)
------------------------------------------------------------------------------------------------

Total realized investment (losses) gains  .         (162.0)        567.0      (161.0)     938.0
Income tax benefit (expense)  . . . . . . .           57.0        (255.0)       58.0     (389.0)
Minority interest . . . . . . . . . . . . .           11.0         (41.0)       11.0      (71.0)
------------------------------------------------------------------------------------------------

Net investment (losses) gains . . . . . . .        $ (94.0)     $  271.0     $ (92.0)   $ 478.0
================================================================================================

  Net realized investment gains decreased $365.0 for the second quarter of 2002 compared with the same period in 2001. This decline was due primarily to $292.0 million of impairment losses recorded in the second quarter of 2002 principally on corporate bonds, contrasted with large gains realized in the second quarter of 2001 from closing out the hedge agreements, entered into in early 2000, related to CNA's investment in Global Crossing Ltd. common stock.

  As noted in the general account investments table below, corporate bonds comprise a significant portion of CNA's investment portfolio. The Company regularly reviews the market value of each investment compared to its carrying value. When the market value is less than the carrying value, the Company makes a determination as to whether the decline is other than temporary. When a decline in value is determined to be other than temporary, investments are written down to net realizable value and losses are recognized in income. Included in the second quarter of 2002 impairment writedowns were $129.0 million related to debt securities issued by WorldCom Inc. and $74.0 million related to Adelphia Communications Corporation, both of which have recently filed for bankruptcy. These securities were written down to estimated net realizable value of $33.0 and $29.0 million, respectively. The remaining $89.0 million of impairment writedowns relates primarily to issuers in the telecommunications sector. The Company may be subject to future impairment losses that could materially adversely impact its results of operations.

Management believes any future impairment losses would not have a material impact on the Company's overall financial position.

  During the second quarter of 2001, CNA announced its intention to sell certain businesses. The assets being held for disposition included CNA Re U.K. and certain other businesses. Based upon the impairment analyses performed at that time, CNA anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these sales, CNA estimated the net realizable value of each business being held for sale. An estimated after-tax and minority interest loss of $278.4 million was initially recorded in the second quarter of 2001. This loss was reported in other realized investment losses.

  CNA continues to monitor the impairment losses analyses recorded for these businesses and perform updated impairment analyses. Based on the analyses, the impairment loss has been reduced by approximately $170.0 million, primarily because the net assets of the businesses had been significantly diminished by their operating losses, including adverse development recognized by CNA Re U.K. in the fourth quarter of 2001.

  In the fourth quarter of 2001, CNA sold certain businesses as planned. The realized after-tax and minority interest loss applicable to these businesses recognized in the second quarter of 2001 was $33.1 million. Revenues of these businesses included in the three and six months ended June 30, 2001 totaled approximately $18.0 million and $25.0 million. Net operating losses related to these businesses included in the three and six months ended June 30, 2001 were approximately $12.2 million and $14.8 million.

  At June 30, 2002, CNA Re U.K. and certain other businesses remain held for sale. On July 15, 2002, CNA announced that it signed a share purchase agreement to sell CNA Re U.K. to Tawa U.K. Limited, a subsidiary of Artemis Group, a French conglomerate. The share purchase agreement includes all remaining business underwritten since inception by CNA Re U.K., The sale is subject to approval in the United Kingdom by the Financial Services Authority. Additionally, certain aspects of the transaction also require approval by the Illinois Insurance Department (the "Illinois Department"), which will also conduct a comprehensive review of the terms of the transaction. While there can be no assurance that the transaction will close, management believes that all conditions necessary to close, including regulatory approvals, will be satisfied and that such closing will occur by the end of 2002. This sale does not impact CNA Re's on-going U.S.-based operations.

  CNA Re U.K. will be sold for one dollar, subject to a completion adjustment at closing primarily driven by certain operating results between January 1, 2002 and closing, and changes in interest rates. No additional impairment loss is expected based on the terms of the sale agreement.

  Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. will be commuted. As part of the sale, CNA Re U.K.'s net exposure to all IGI Program liabilities will be ceded to CCC, and CCC will provide a $100.0 million stop loss cover attaching at carried reserves on CNA Re U.K.'s 2001 underwriting year exposures, both for the benefit of the buyer.

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

  A summary of CNA's general account investments portfolios, at carrying value, are as follows:

                                                                     Change in
                                                                    Unrealized
                                             June 30,   December 31,   Gains
                                               2002        2001       (Losses)
------------------------------------------------------------------------------
                                                      (In millions)

Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies .     $ 6,297.0   $ 5,081.0     $  50.0
  Asset-backed securities . . . . . . .       8,075.0     7,723.0        91.0
  Tax exempt securities . . . . . . . .       3,713.0     2,720.0        70.0
  Taxable securities  . . . . . . . . .      12,102.0    13,403.0      (244.0)
  Redeemable preferred stock  . . . . .          32.0        48.0       (13.0)
  Options embedded in convertible
   debt securities  . . . . . . . . . .         111.0       189.0
------------------------------------------------------------------------------
     Total fixed maturity securities  .      30,330.0    29,164.0       (46.0)
Equity securities . . . . . . . . . . .       1,149.0     1,338.0       (89.0)
Short-term and other investments  . . .       5,765.0     5,324.0        18.0
------------------------------------------------------------------------------
     Total  . . . . . . . . . . . . . .     $37,244.0   $35,826.0     $(117.0)
==============================================================================

                                                       June 30,   December 31,
                                                         2002         2001
------------------------------------------------------------------------------
                                                           (In millions)

Short-term and other investments:
  Commercial paper  . . . . . . . . . . . . . . . .     $ 2,041.0   $ 1,194.0
  Money market funds  . . . . . . . . . . . . . . .       1,455.0     1,641.0
  U.S. Treasury securities  . . . . . . . . . . . .           8.0       175.0
  Others  . . . . . . . . . . . . . . . . . . . . .         593.0       730.0
Other investments . . . . . . . . . . . . . . . . .       1,668.0     1,584.0
------------------------------------------------------------------------------
     Total short-term and other investments . . . .     $ 5,765.0   $ 5,324.0
==============================================================================

  CNA's general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

  Total net unrealized gain of the general account investments was $228.0 million at June 30, 2002 compared with $345.0 million at December 31, 2001. The unrealized position at June 30, 2002 was composed of a net unrealized gain $148.0 million for fixed maturities, a net unrealized gain of $81.0 million for equity securities and a net unrealized loss of $1.0 million for short-term investments.

  CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 92.0% of which were rated as investment grade at both June 30, 2002 and December 31, 2001.

  At both June 30, 2002 and December 31, 2001, approximately 98.0% of the general account portfolio were U.S. Government agencies or were rated by Standard & Poor's ("S&P") or Moody's Investors Service ("Moody's"). The remaining bonds were rated by other rating agencies, outside brokers or CNA management.

  Below investment grade bonds are high yield securities rated below BBB by rating agencies, as well as other unrated securities that, in the opinion of management, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

  Included in CNA's general account fixed maturity securities at June 30, 2002 are $8,075.0 million of asset-backed securities, at fair value, consisting of approximately 73.0% in collateralized mortgage obligations ("CMOs"), 13.0% in corporate asset-backed obligations 10.0% in U.S. Government agency issued pass-through certificates, and 4.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

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

  Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated or projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy availability and demand and market responses, including the effect of the absence of applicable terrorism legislation on coverages; development of claims and the effect on loss reserves; exposure to liabilities due to claims made by insured and others relating to asbestos remediation and health-based asbestos impairments, and exposure to liabilities for environmental pollution and mass tort claims; the sufficiency of CNA's loss reserves and the possibility of future increases in reserves; the performance of reinsurance companies under reinsurance contracts; the effects of corporate bankruptcies and/or accounting restatements (such as Enron and WorldCom) on the financial markets, and the resulting decline in value of securities held by the Company which may result in additional charges for impairment; the effects of corporate bankruptcies and/or accounting restatements on the markets for directors and officers and errors and omissions coverages; limitations upon CNA's ability to receive dividends from its insurance subsidiaries imposed by state regulatory agencies; regulatory limitations and restrictions upon CNA and its insurance subsidiaries generally; judicial decisions and rulings; the possibility of downgrades in CNA's ratings by ratings agencies and changes in rating agency policies and practices, and the results of financing efforts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by the Company at June 30, 2002 and December 31, 2001, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at June 30, 2002 and December 31, 2001, with all other variables held constant.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on June 30, 2002 and December 31, 2001 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

  The Company's long-term debt, including interest rates swap agreements, as of June 30, 2002 and December 31, 2001 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $382.8 and $395.0 million at June 30, 2002 and December 31, 2001, respectively. A 100 basis point decrease would result in an increase in market value of $450.7 and $464.6 million at June 30, 2002 and December 31, 2001, respectively.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at June 30,2002 and December 31, 2001, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at June 30, 2002 and December 31, 2001.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
                                             June 30, December 31,       June 30,   December 31,
                                                 2002         2001           2002          2001
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities . . . . . . . . . . . .   $ 408.8      $ 290.1         $(102.0)      $(73.0)
  Options - purchased . . . . . . . . . . .      17.7         17.5            (7.0)         6.0
          - written   . . . . . . . . . . .     (14.6)        (7.8)            9.0         (3.0)
  Index futures - long                                                        (1.0)        (2.0)
  Short sales . . . . . . . . . . . . . . .    (208.5)      (193.4)           52.0         48.0
  Separate Accounts - Equity securities (a)      18.0         11.7            (4.0)        (2.0)
                    - Other invested assets     329.1        342.1            (6.0)        (6.0)
Interest rate (2):
  Fixed maturities  . . . . . . . . . . . .     925.1        677.8           (37.0)       (27.0)
  Options on government securities - short                    (2.5)                        (2.0)
  Separate Accounts - Fixed maturity
   securities . . . . . . . . . . . . . . .     221.0        308.4            (4.0)        (5.0)
Commodities:
  Gold (3):
    Options - purchased . . . . . . . . . .       0.9          2.6            (1.0)        (3.0)
            - written . . . . . . . . . . .      (0.9)        (0.4)            1.0
------------------------------------------------------------------------------------------------

Note:  The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%
       at June 30, 2002 and December 31, 2001, (2) an increase in interest rates of 100 basis points and (3) an increase in gold prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)    In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(162.0) and $(217.0)
       at June 30, 2002 and December 31, 2001, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

  Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

Other than trading portfolio:

Other than trading portfolio:

Category of risk exposure:                  Fair Value Asset (Liability)        Market Risk
------------------------------------------------------------------------------------------------
                                             June 30,  December 31,       June 30,  December 31,
                                                 2002          2001           2002          2001
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities:
    General accounts (a) . . . . . . . . .  $ 1,148.5     $ 1,338.4      $  (284.0)   $  (322.0)
    Separate accounts  . . . . . . . . . .      125.5         148.6          (32.0)       (37.0)
  Other invested assets  . . . . . . . . .    1,498.6       1,306.9         (167.0)      (134.0)
  Separate accounts - Other invested assets     473.3         533.0         (118.0)      (133.0)
Interest rate (2):
  Fixed maturities (a) (b) . . . . . . . .   31,361.1      30,513.2       (1,843.0)    (1,533.0)
  Short-term investments (a) . . . . . . .    8,433.7       6,734.8           (1.0)        (1.0)
  Other derivative securities  . . . . . .      (14.0)         16.3          (44.0)       (19.0)
  Separate accounts (a):
    Fixed maturities   . . . . . . . . . .    1,917.9       2,038.8         (109.0)      (120.0)
    Short-term investments . . . . . . . .      138.0          98.0
  Long-term debt . . . . . . . . . . . . .   (5,740.2)     (5,399.0)
------------------------------------------------------------------------------------------------

Note:  The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2)
       an increase in interest rates of 100 basis points.

(a)    Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(142.0) and $(114.0) at June 30, 2002 and December 31, 2001, respectively.
(b)    Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(119.0) and $(50.0) at June 30, 2002 and December 31, 2001, respectively.

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

CLASS ACTIONS -

  In the case of Badillo v. American Tobacco Company, et al. (U.S. District Court, Nevada, filed October 8, 1997), the court has dismissed the case.

  In the case of Blankenship v. American Tobacco Company, et al. (Circuit Court, County, West Virginia, filed January 31, 1997), the plaintiffs have noticed an appeal to the Supreme Court of Appeals of West Virginia from the judgment entered in favor of the defendants following a 2001 trial.

  In the case of Christensen v. Philip Morris Companies, Inc., et al. (U.S. District Court, Nevada, filed April 3, 1998), the court has dismissed the case.

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

  In the case of Creekmore v. Brown & Williamson Tobacco Corporation, et al. (Superior Court, Buncombe County, North Carolina, filed July 31, 1998), the court has entered an order granting plaintiffs' motion to voluntarily dismiss the case pursuant to a tolling agreement. The dismissal order tolls the individual claims of the purported class representatives for one year.

In the case of Johnson v. Newport Lorillard, et al. (U.S. District Court, Southern District, New York, filed October 31, 2001), the court has entered an order dismissing the case.

  In the case of Norton v. RJR Nabisco Holdings Corporation, et al. (Superior Court, Madison County, Indiana, filed May 3, 1996), the court has granted plaintiffs' motion to voluntarily dismiss the case. The Company was a defendant in the case.

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), jury selection is proceeding. These matters are discussed under "Legal Proceedings and Contingent Liabilities - Non-Insurance, Tobacco Related - Class Actions."

  In the case of Trivisonno v. Philip Morris, Incorporated, et al. (U.S. District Court, Northern District, Ohio, filed on or about January 14, 2002), the court entered an order during July of 2002 that granted defendants' motion to dismiss the case and entered final judgment in favor of the defendants. As of August 1, 2002, the deadline for plaintiffs to seek appellate review of the dismissal had not expired.

REIMBURSEMENT CASES -

U.S. Local Governmental Reimbursement Cases -

  In the case of County of Wayne v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, Michigan, filed December 6, 1999), the court has entered the parties' stipulation of dismissal with prejudice.

Private Citizens' Reimbursement Cases -

		In the case of Mason v. The American Tobacco Company, et al. (filed in U.S.
District Court, Northern District, Texas; transferred to U.S. District Court,
Eastern District, New York, filed December 23, 1997), the court entered an order during July of 2002 that denied plaintiffs' motion for class certification and granted defendants' motion to dismiss the complaint.
Plaintiffs have noticed an appeal to the U.S. Court of Appeals for the Second
Circuit.

Reimbursement Cases Filed by Private Companies -

		In the case of 	Group Health Plan, Inc., et al. v. Philip Morris
Incorporated, et al. (U.S. District Court, Minnesota, filed March 11, 1998), plaintiffs have noticed an appeal to the U.S. Court of Appeal for the Eighth Circuit from the trial court's order that granted defendants' motion for summary judgment.

Reimbursement Cases Filed by Labor Unions -

	In the case of Bergeron, et al. v. Philip Morris Incorporated, et al. (U.S.
District Court, Eastern District, New York, filed September 29, 1999), the court has entered the parties' stipulation of dismissal with prejudice. The
Company was a defendant in the case. Plantiffs were the trustees of the
Massachusetts State Carpenters Health Benefits Fund.

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
Incorporated, et al. (U.S. District Court, Eastern District, New York, filed February 27, 1998), plaintiffs have voluntarily dismissed the case. The Company was a defendant in the case.

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

  In the case of Raymark Industries v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Duval County, Florida, filed September 15, 1997), plaintiff has voluntarily dismissed the case. The Company was a defendant in the case but never received service of process.

  In the case of 	Raymark Industries v. R.J. Reynolds Tobacco Co., et al.
(Circuit Court, Duval County, Florida, filed December 31, 1997), plaintiff has voluntarily dismissed the case.

  In the case of Raymark Industries v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed January 30, 1998), the court has entered the parties' stipulation of dismissal with prejudice.

TOBACCO-RELATED ANTITRUST CASES -

Wholesalers And Direct Purchaser Suits -

  In the case of Holiday Markets, Inc., et al. v. Philip Morris Companies, Inc., et al (U.S. District Court, Northern District, Georgia, filed March 17,
2000), and eight other separate cases that were brought in federal courts by tobacco product wholesalers against cigarette manufacturers alleging violations of antitrust laws, and consolidated together for pre-trial purposes in the U.S. District Court for the Northern District of Georgia, the court granted defendants motion for summary judgment and dismissed the cases in their entirety.

Indirect Purchaser Suits -

  In the case of Shafer v. Philip Morris Companies, Inc. et al. (District Court, South Central Judicial District, Morton County, North Dakota, filed April 18, 2000), the court denied defendants' motion to dismiss.

In the case of Del Serrone v. Philip Morris Companies, Inc. et al, (Circuit Court, Wayne County, Michigan, filed February 8, 2000) the court denied plaintiff's motion for class certification.

  In the case of Gray v. Philip Morris Companies, Inc., et al. (Superior Court, Pima County, Arizona, filed February 11, 2000), the court dismissed the case in its entirety as to all defendants. On appeal, the appellate court reversed the dismissal and reinstated the case.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

  Set forth below is information relating to the 2002 Annual Meeting of Shareholders of the Registrant.

  The annual meeting was called to order at 11:00 A.M., May 14, 2002. Represented at the meeting, in person or by proxy, were shares representing 177,019,284 votes, approximately 90.5% of the votes represented by issued and outstanding shares entitled to vote.

  The following business was transacted:

Election of Directors

  Over 82% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

                                          Votes For        Votes Withheld
                                          ---------        --------------

Joseph L. Bower                          173,833,214          3,186,070
John Brademas                            174,473,405          2,545,879
Paul J. Fribourg                         173,852,414          3,166,870
Bernard Myerson                          174,481,445          2,537,839
Edward J. Noha                           174,467,000          2,552,284
Michael F. Price                         173,875,018          3,144,266
Gloria R. Scott                          173,467,614          3,191,109
Andrew H. Tisch                          146,542,192         30,477,092
James S. Tisch                           146,468,147         30,551,137
Jonathan M. Tisch                        146,460,028         30,559,256
Laurence A.Tisch                         146,447,725         30,571,559
Preston R. Tisch                         146,470,098         30,549,186
Fred Wilpon                              174,498,819          2,520,465

Ratification of the appointment of Independent Certified Public Accountants
---------------------------------------------------------------------------

  Approved - 173,137,782 votes, approximately 97.8% of the votes cast, voted to ratify the appointment of Deloitte & Touche, LLP as independent certified public accountants for the Company. 3,694,086 votes, approximately 2.1 % of the votes cast, voted against, and shares representing 187,416 votes, approximately 0.1% of the votes cast, abstained.

Shareholder proposal relating to political contributions
--------------------------------------------------------

  Rejected - 154,289,675 votes, approximately 96.6% of the votes cast, voted against this shareholder proposal. 3,581,222 votes, approximately 2.2% of the votes cast, were cast for, and shares representing 1,878,426 votes, approximately 1.2% of the votes cast, abstained. In addition, there were shares representing 17,269,961 votes as to which brokers indicated that they did not have authority to vote ("broker non-votes").

Shareholder proposal relating to an independent board of directors
------------------------------------------------------------------

  Rejected - 103,025,647 votes, approximately 64.5% of the votes cast, voted against this shareholder proposal. 55,989,839 votes, approximately 35.1% of the votes cast, were cast for, and shares representing 733,838 votes, approximately 0.5% of the votes cast, abstained. In addition, there were shares representing 17,269,960 broker non-votes.

Shareholder proposal relating to independent directors and committees
---------------------------------------------------------------------

  Rejected - 96,452,899 votes, approximately 60.4% of the votes cast, voted against this shareholder proposal. 62,803,397 votes, approximately 39.3% of the votes cast, were cast for, and shares representing 493,028 votes, approximately 0.3% of the votes cast, abstained. In addition, there were 17,269,960 broker non-votes.

Shareholder proposal relating to the directors' strategy development role
-------------------------------------------------------------------------

  Rejected - 154,369,550 votes, approximately 96.6% of the votes cast, voted against this shareholder proposal. 4,233,831 votes, approximately 2.7% of the votes cast, were cast for, and shares representing 1,145,944 votes, approximately 0.7% of the votes cast, abstained. In addition, there were 17,269,959 broker non-votes.

Shareholder proposal relating to a nominating committee
-------------------------------------------------------

  Rejected - 101,883,745 votes, approximately 63.8% of the votes cast, voted against this shareholder proposal. 57,319,987 votes, approximately 35.9% of the votes cast, were cast for, and shares representing 545,593 votes, approximately 0.3% of the votes cast, abstained. In addition, there were 17,269,959 broker non-votes.

Shareholder proposal relating to inserts in cigarette packaging
---------------------------------------------------------------

  Rejected - 142,112,461 votes, approximately 89.0% of the votes cast, voted against this shareholder proposal. 5,889,900 votes, approximately 3.7% of the votes cast, were cast for, and shares representing 11,746,964 votes, approximately 7.4% of the votes cast, abstained. In addition, there were 17,269,959 broker non-votes.

Shareholder proposal relating to environmental tobacco smoke
------------------------------------------------------------

  Rejected - 142,125,126 votes, approximately 89.0% of the votes cast, voted against this shareholder proposal. 5,901,402 votes, approximately 3.7% of the votes cast, were cast for, and shares representing 11,722,797 votes, approximately 7.3% of the votes cast, abstained. In addition, there were 17,269,959 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)  Exhibits--

  (3)  By-Laws of the Registrant as amended through May 14, 2002.

(b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 2002.


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


                                                     LOEWS CORPORATION
                                                     -------------------------
                                                     (Registrant)





Dated:  August 13, 2002                          By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)


1