Form 10-Q
period 2002-09-30
LOEWS CORP
filed 2002-11-13
CIK 60086

==============================================================================
                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2002
                                ------------------
                                        OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                ------------     ------------

Commission file number 1-6541
                       ------
                                  LOEWS CORPORATION
                 -----------------------------------------------------
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

                      Yes     X                       No
                          ---------                      ---------

              Class                            Outstanding at November 1, 2002
------------------------------------           -------------------------------
Common Stock, $1.00 par value                          185,441,200 shares
Carolina Group Stock, $.01 par value                    39,910,000 shares

==============================================================================

                                      INDEX

Part I. Financial Information                                         Page No.
                                                                      --------

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets--
      September 30, 2002 and December 31, 2001  . . . . . . . . .          3

    Consolidated Condensed Statements of Operations--
      Three and nine months ended September 30, 2002 and 2001 . .          4

    Consolidated Condensed Statements of Cash Flows--
      Nine months ended September 30, 2002 and 2001 . . . . . . .          6

    Notes to Consolidated Condensed Financial Statements  . . . .          7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . .         61

  Item 3. Quantitative and Qualitative Disclosures about Market
    Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        106

  Item 4. Controls and Procedures . . . . . . . . . . . . . . . .        109

Part II. Other Information

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .        110

  Item 5. Other Information . . . . . . . . . . . . . . . . . . .        115

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .        116

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------


Loews Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
------------------------------------------------------------------------------------------------
(In millions)                                                        September 30,  December 31,
                                                                         2002            2001
                                                                      --------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of $28,447.7 and $31,004.1 . .     $29,093.0       $31,191.0
  Equity securities, cost of $1,460.4 and $1,457.3  . . . . . . .       1,393.4         1,646.0
  Other investments . . . . . . . . . . . . . . . . . . . . . . .       1,694.4         1,587.3
  Short-term investments  . . . . . . . . . . . . . . . . . . . .      10,509.3         6,734.8
                                                                     --------------------------
     Total investments  . . . . . . . . . . . . . . . . . . . . .      42,690.1        41,159.1
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         308.8           181.3
Receivables-net . . . . . . . . . . . . . . . . . . . . . . . . .      18,416.7        19,452.8
Property, plant and equipment-net . . . . . . . . . . . . . . . .       3,042.8         3,075.3
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .         595.0           607.0
Goodwill and other intangible assets-net  . . . . . . . . . . . .         202.3           323.8
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       4,558.5         4,229.8
Deferred acquisition costs of insurance subsidiaries  . . . . . .       2,547.8         2,423.9
Separate account business . . . . . . . . . . . . . . . . . . . .       3,147.3         3,798.1
                                                                     --------------------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .     $75,509.3       $75,251.1
                                                                     ==========================

Liabilities and Shareholders' Equity:

Insurance reserves:
  Claim and claim adjustment expense  . . . . . . . . . . . . . .     $29,724.8       $31,266.2
  Future policy benefits  . . . . . . . . . . . . . . . . . . . .       7,285.7         7,306.4
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . .       5,002.3         4,505.3
  Policyholders' funds  . . . . . . . . . . . . . . . . . . . . .         567.3           546.0
                                                                      -------------------------
     Total insurance reserves   . . . . . . . . . . . . . . . . .      42,580.1        43,623.9
Payable for securities purchased  . . . . . . . . . . . . . . . .       1,733.1         1,365.6
Securities sold under agreements to repurchase  . . . . . . . . .       1,211.7         1,602.4
Long-term debt, less unamortized discount . . . . . . . . . . . .       5,914.9         5,920.3
Reinsurance balances payable  . . . . . . . . . . . . . . . . . .       3,031.9         2,722.9
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .       4,892.0         4,595.2
Separate account business . . . . . . . . . . . . . . . . . . . .       3,147.3         3,798.1
                                                                     --------------------------
     Total liabilities  . . . . . . . . . . . . . . . . . . . . .      62,511.0        63,628.4
Minority interest . . . . . . . . . . . . . . . . . . . . . . . .       1,891.3         1,973.4
Shareholders' equity  . . . . . . . . . . . . . . . . . . . . . .      11,107.0         9,649.3
                                                                     --------------------------
     Total liabilities and shareholders' equity . . . . . . . . .     $75,509.3       $75,251.1
                                                                     ==========================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
------------------------------------------------------------------------------------------------
(In millions, except per share data)            Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                             ------------------------  -------------------------
                                                2002           2001       2002           2001
                                             ---------------------------------------------------
Revenues:
  Insurance premiums  . . . . . . . . . .    $ 2,261.4      $ 2,514.5   $ 7,922.9    $  6,598.1
  Investment income, net of expenses  . .        396.8          515.4     1,399.7       1,563.0
  Investment gains (losses) . . . . . . .         26.5           72.2      (145.0)      1,063.8
  Manufactured products (including excise
   taxes of $161.5, $165.3, $518.0 and
   $476.4). . . . . . . . . . . . . . . .      1,004.1        1,093.6     3,076.4       3,052.7
  Other . . . . . . . . . . . . . . . . .        388.7          471.7     1,258.5       1,458.9
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .      4,077.5        4,667.4    13,512.5      13,736.5
                                             ---------------------------------------------------
Expenses:
  Insurance claims and policyholders'
   benefits . . . . . . . . . . . . . . .      1,850.1        2,420.3     6,542.4       8,765.9
  Amortization of deferred acquisition
   costs  . . . . . . . . . . . . . . . .        447.9          423.1     1,349.9       1,297.2
  Cost of manufactured products sold  . .        552.7          612.0     1,760.0       1,765.4
  Other operating expenses  . . . . . . .        734.7          848.8     2,388.9       2,768.1
  Restructuring and other related charges                                                  62.1
  Interest  . . . . . . . . . . . . . . .         77.1           77.1       231.8         256.1
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .      3,662.5        4,381.3    12,273.0      14,914.8
                                             ---------------------------------------------------
                                                 415.0          286.1     1,239.5      (1,178.3)
                                             ---------------------------------------------------
  Income tax expense (benefit)  . . . . .        157.6          113.7       453.6        (326.2)
  Minority interest . . . . . . . . . . .         17.0           11.3        59.7        (121.5)
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .        174.6          125.0       513.3        (447.7)
                                             ---------------------------------------------------
Income (loss) from continuing operations         240.4          161.1       726.2        (730.6)
Discontinued operations-net . . . . . . .                         4.6       (31.0)          6.7
Cumulative effect of changes in
 accounting principles-net  . . . . . . .                                   (39.6)        (53.3)
                                             ---------------------------------------------------
      Net income (loss) . . . . . . . . .    $   240.4      $   165.7   $   655.6     $  (777.2)
                                             ===================================================

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
------------------------------------------------------------------------------------------------
(In millions, except per share data)            Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                             ------------------------  -------------------------
                                                2002           2001        2002          2001
                                             ---------------------------------------------------
Net income (loss) attributable to:
  Loews Common Stock:
    Income (loss) from continuing
     operations . . . . . . . . . . . . .    $   196.0      $   161.1   $   622.4     $  (730.6)
    Discontinued operations-net . . . . .                         4.6       (31.0)          6.7
    Cumulative effect of changes in
     accounting principles-net  . . . . .                                   (39.6)        (53.3)
                                             ---------------------------------------------------
  Loews Common Stock  . . . . . . . . . .        196.0          165.7       551.8        (777.2)
  Carolina Group Stock  . . . . . . . . .         44.4                      103.8
                                             ---------------------------------------------------
     Total  . . . . . . . . . . . . . . .    $   240.4      $   165.7   $   655.6     $  (777.2)
                                             ===================================================
Income (loss) per Loews common share:
  Income (loss) from continuing
   operations . . . . . . . . . . . . . .    $    1.06      $    0.83   $    3.30     $   (3.71)
  Discontinued operations . . . . . . . .                        0.02       (0.16)         0.03
  Cumulative effect of changes in
   accounting principles  . . . . . . . .                                   (0.21)        (0.27)
                                             ---------------------------------------------------
     Net income (loss)  . . . . . . . . .    $    1.06      $    0.85   $    2.93     $   (3.95)
                                             ===================================================
Net income per Carolina Group common
 share  . . . . . . . . . . . . . . . . .    $    1.10                  $    2.58
                                             ===================================================

Weighted average number of shares
 outstanding:
  Loews Common Stock  . . . . . . . . . .       185.71         195.41      188.31        196.62
  Carolina Group Stock  . . . . . . . . .        40.19                      40.23

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
------------------------------------------------------------------------------------------------
(In millions)                                                    Nine Months Ended September 30,
                                                                        2002             2001
                                                                 -------------------------------
Operating Activities:
  Net income (loss)  . . . . . . . . . . . . . . . . . . . .        $    655.6       $   (777.2)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities-net  . . . . . . . . . .             300.4         (1,406.8)
  Loss on disposal of discontinued operations  . . . . . . .              32.8
  Cumulative effect of changes in accounting principles  . .              39.6             53.3
  Changes in assets and liabilities-net:
    Reinsurance receivable . . . . . . . . . . . . . . . . .             167.3         (3,914.2)
    Other receivables  . . . . . . . . . . . . . . . . . . .             540.4          1,214.8
    Federal income taxes . . . . . . . . . . . . . . . . . .             845.7           (813.4)
    Prepaid reinsurance premiums . . . . . . . . . . . . . .            (196.1)            95.7
    Deferred acquisition costs . . . . . . . . . . . . . . .            (129.7)           (54.4)
    Insurance reserves and claims  . . . . . . . . . . . . .            (664.3)         4,339.1
    Reinsurance balances payable . . . . . . . . . . . . . .             309.0          1,302.7
    Other liabilities  . . . . . . . . . . . . . . . . . . .              56.4            602.3
    Trading securities . . . . . . . . . . . . . . . . . . .            (529.1)           108.5
    Other-net  . . . . . . . . . . . . . . . . . . . . . . .             (28.7)          (309.3)
                                                                    ----------------------------
                                                                       1,399.3            441.1
                                                                    ----------------------------
Investing Activities:
  Purchases of fixed maturities  . . . . . . . . . . . . . .         (61,756.9)       (56,344.3)
  Proceeds from sales of fixed maturities  . . . . . . . . .          59,354.8         52,665.8
  Proceeds from maturities of fixed maturities . . . . . . .           4,520.8          2,834.7
  Securities sold under agreements to repurchase . . . . . .            (390.7)          (293.1)
  Purchase of equity securities  . . . . . . . . . . . . . .            (746.1)        (1,065.8)
  Proceeds from sales of equity securities . . . . . . . . .             816.4          1,928.8
  Change in short-term investments . . . . . . . . . . . . .          (3,102.3)         1,119.8
  Purchases of property, plant and equipment . . . . . . . .            (325.8)          (347.4)
  Proceeds from sales of property, plant and equipment . . .             102.2            287.4
  Change in other investments  . . . . . . . . . . . . . . .            (234.3)          (235.6)
                                                                    ----------------------------
                                                                      (1,761.9)           550.3
                                                                    ----------------------------
Financing Activities:
  Dividends paid to Loews shareholders . . . . . . . . . . .            (120.8)           (83.8)
  Dividends paid to minority interests . . . . . . . . . . .             (30.1)           (30.6)
  Issuance of Loews Common Stock . . . . . . . . . . . . . .               0.5
  Issuance of Carolina Group Stock . . . . . . . . . . . . .           1,069.6
  Issuance of common stock by subsidiary . . . . . . . . . .                               50.2
  Purchases of Loews treasury shares . . . . . . . . . . . .            (351.2)          (279.6)
  Purchases of treasury shares by subsidiaries . . . . . . .             (30.6)           (24.3)
  Issuance of long-term debt . . . . . . . . . . . . . . . .              65.0            449.1
  Principal payments on long-term debt . . . . . . . . . . .             (85.4)        (1,060.2)
  Receipts credited to policyholders . . . . . . . . . . . .               0.4              1.5
  Withdrawals of policyholders account balances  . . . . . .             (36.4)           (50.4)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . .               9.1
                                                                    ----------------------------
                                                                         490.1         (1,028.1)
                                                                    ----------------------------
Net change in cash . . . . . . . . . . . . . . . . . . . . .             127.5            (36.7)
Cash, beginning of period  . . . . . . . . . . . . . . . . .             181.3            195.2
                                                                    ----------------------------
Cash, end of period  . . . . . . . . . . . . . . . . . . . .        $    308.8       $    158.5
                                                                    ============================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
------------------------------------------------------------------------------
(Dollars in millions, except per share data)

1.  Basis of Presentation:

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation ("CNA"), a 90% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. ("Lorillard"), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. ("Diamond Offshore"), a 54% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation ("Bulova"), a 97% owned subsidiary).

  Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  On February 6, 2002, the Company sold 40,250,000 shares of a new class of its common stock, referred to as Carolina Group Stock, for net proceeds of $1,069.6. This stock is designed to track the performance of the Carolina Group, which consists of: the Company's ownership interest in Lorillard; $2,500.0 of notional, intergroup debt owed by the Carolina Group to the Loews Group, bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; any and all liabilities, costs and expenses of the Company and Lorillard arising out of the past, present or future business of Lorillard, and all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share. Holders of Carolina Group stock are common stockholders of the Company.

  The issuance of Carolina Group Stock has resulted in a two class common stock structure for the Company. During the three months ended September 30, 2002, the Company purchased, for the account of the Carolina Group, 340,000 shares of Carolina Group Stock. As of September 30, 2002, the outstanding Carolina Group Stock represents a 23.01% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company's assets and liabilities other than the assets and liabilities attributable to the Carolina Group, and includes as an asset the notional, intergroup debt of the Carolina Group, and a 76.99% intergroup interest in the Carolina Group.

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

  In June of 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives recorded in past business combinations ceased effective January 1, 2002 upon adoption of SFAS No. 142. Net income for the nine months ended September 30, 2002 does not include amortization expense on goodwill. Had the Company not amortized goodwill in 2001, pro forma net income (loss) and the related basic and diluted earnings per share amounts for Loews Common Stock would have been as follows:


                                                            September 30, 2001
                                           ------------------------------------------------
 (In millions, except per share data)         Three Months Ended          Nine Months Ended
-------------------------------------------------------------------------------------------
                                             Net income  Per share    Net income  Per share
-------------------------------------------------------------------------------------------
Results as reported in prior year . . . . .  $165.7      $0.85        $(777.2)    $(3.95)
Add goodwill amortization, after tax
 and minority interest  . . . . . . . . . .     4.0       0.02           14.1       0.07
-------------------------------------------------------------------------------------------
Adjusted reported results to include the
 impact of the non-amortization provisions
 of SFAS No. 142  . . . . . . . . . . . . .  $169.7      $0.87        $(763.1)    $(3.88)
===========================================================================================

  During the third quarter of 2002, the Company completed its initial goodwill impairment testing and recorded a $39.6 impairment charge, as adjusted to reflect purchase accounting adjustments, net of income taxes and minority interest of $5.8 and $6.4, respectively. In accordance with SFAS No. 142, the impairment charge, which primarily relates to CNA's Specialty Lines and Life Operations, was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. Any impairment losses incurred after the initial application of this standard will be reported in operating results.

  The impact of the goodwill impairment charge on net income and the related basic and diluted per share amounts for Loews Common Stock for the three months ended March 31, 2002 and the six months ended June 30, 2002, is presented in the following table.


Restatement of 2002 Prior Period Results in Accordance with SFAS No. 142

                                              Three Months Ended          Six Months Ended
(In millions, except per share amounts)         March 31, 2002              June 30, 2002
-------------------------------------------------------------------------------------------
                                             Net income  Per share    Net income  Per share
-------------------------------------------------------------------------------------------
Results as reported in prior periods . . .   $234.9      $1.23        $395.4      $2.09
Less cumulative effect of adopting
 SFAS No. 142, net of tax and minority
 interest  . . . . . . . . . . . . . . . .    (39.6)     (0.21)        (39.6)     (0.21)
-------------------------------------------------------------------------------------------
Results as restated  . . . . . . . . . . .   $195.3      $1.02        $355.8      $1.88
===========================================================================================

  Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 essentially applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of these provisions did not have a material impact on the equity or results of operations of the Company; however, it did impact the income statement presentation of certain operations sold in 2002.

  In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company adopted the provisions of SFAS No. 146 for all disposal activities initiated after June 30, 2002. The adoption of SFAS No. 146 did not have a significant impact on the results of operations or equity of the Company.

  In the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as SFAS No. 133). The initial adoption of SFAS No. 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS No. 133 resulted in a charge to 2001 earnings of $53.3, net of income taxes and minority interest of $33.0 and $8.0, respectively, to reflect the change in accounting principle. Of this transition amount, approximately $50.5, net of income taxes and minority interest, related to CNA's investments and investment-related derivatives. Because CNA already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $50.5 to shareholders' equity (accumulated other comprehensive income). The remainder of the transition adjustment is attributable to collateralized debt obligation products that are derivatives under SFAS No. 133. See Note 4 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K.

  In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. Adoption of these provisions will not have a material impact on the equity or results of operations of the Company.

Comprehensive Income (Loss)

  Comprehensive income (loss) includes all changes to shareholders' equity, except those resulting from investments by shareholders and distributions to shareholders. For the three and nine months ended September 30, 2002 and 2001, comprehensive income (loss) totaled $438.5, $338.7, $861.7 and $(1,118.8), respectively. Comprehensive income (loss) includes net income (loss), unrealized appreciation (depreciation) of investments and foreign currency translation gains or losses.

Reclassifications

  Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2002.

2.  Earnings Per Share Attributable to Loews Common Stock and Carolina Group
    Stock:

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income (loss) attributable to each class of common stock by the weighted average number of common shares of each class of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2002 and 2001, income (loss) per common share assuming dilution is the same as basic income (loss) per share because the impact of securities that could potentially dilute basic income (loss) per common share is insignificant or antidilutive for the periods presented.

  The attribution of income to each class of common stock, for the three and nine months ended September 30, 2002, was as follows:

                                                                   September 30, 2002
                                                              -----------------------------
                                                              Three Months,   Nine Months
                                                                 Ended           Ended
                                                              -----------------------------
     Loews Common Stock:

       Consolidated net income . . . . . . . . . . . . .      $240.4               $ 655.6
       Less income attributable to Carolina Group Stock        (44.4)               (103.8)
                                                              -----------------------------

       Income attributable to Loews Common Stock . . . .      $196.0               $ 551.8
                                                              =============================

     Carolina Group Stock:

       Carolina Group net income . . . . . . . . . . . .      $191.7                $521.2
       Less net income for January 2002  . . . . . . . .                              73.1
                                                              -----------------------------
       Income available to Carolina Group Stock  . . . .       191.7                 448.1
       Weighted average economic interest of the
        Carolina Group Stock . . . . . . . . . . . . . .       23.14%                23.16%
                                                              -----------------------------
       Income attributable to Carolina Group Stock . . .      $ 44.4                $103.8
                                                              =============================


3.  Consolidating Financial Information:

      The Consolidating Condensed Balance Sheets of Loews Corporation as of September 30, 2002 and December 31, 2001 and the Consolidating Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and Cash Flows for the nine months ended September 30, 2002 and 2001, are as follows:

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS


                                                               Adjustments    Consolidated
                                      Carolina      Loews         and             Loews
Three Months Ended September 30, 2002  Group        Group      Eliminations    Corporation
------------------------------------------------------------------------------------------

Revenues:

Insurance premiums . . . . . . . .               $ 2,261.4                      $ 2,261.4
Investment income, net of expenses    $   13.8       433.0       $ (50.0) (a)       396.8
Investment gains . . . . . . . . .        22.1         4.4                           26.5
Manufactured products  . . . . . .       963.4        40.7                        1,004.1
Other  . . . . . . . . . . . . . .         1.2       387.5                          388.7
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .     1,000.5     3,127.0         (50.0)         4,077.5
------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits . . . . .                 1,850.1                        1,850.1
Amortization of deferred
 acquisition costs . . . . . . . .                   447.9                          447.9
Cost of manufactured products sold       534.1        18.6                          552.7
Other operating expenses . . . . .        98.3       636.4                          734.7
Interest . . . . . . . . . . . . .        50.0        77.1          (50.0)(a)        77.1
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .       682.4     3,030.1          (50.0)        3,662.5
------------------------------------------------------------------------------------------
                                         318.1        96.9                          415.0
------------------------------------------------------------------------------------------
Income taxes . . . . . . . . . . .       126.4        31.2                          157.6
Minority interest  . . . . . . . .                    17.0                           17.0
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .       126.4        48.2                          174.6
------------------------------------------------------------------------------------------
Income from operations . . . . . .       191.7        48.7                          240.4
Equity in earnings of the Carolina
 Group . . . . . . . . . . . . . .                   147.3         (147.3)(b)
------------------------------------------------------------------------------------------
     Net income  . . . . . . . . .    $  191.7   $   196.0       $ (147.3)      $   240.4
==========================================================================================

(a) To eliminate interest on the intergroup notional debt.
(b) To eliminate the Loews Group's intergroup interest in the earnings of the Carolina
    Group.

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS


                                                               Adjustments    Consolidated
                                      Carolina      Loews         and             Loews
Nine Months Ended September 30, 2002   Group        Group      Eliminations    Corporation
------------------------------------------------------------------------------------------

Revenues:

Insurance premiums . . . . . . . .               $ 7,922.9                      $ 7,922.9
Investment income, net of expenses    $   35.6     1,493.1        $(129.0)(a)     1,399.7
Investment (losses) gains. . . . .        32.7      (177.7)                        (145.0)
Manufactured products  . . . . . .     2,963.4       113.0                        3,076.4
Other  . . . . . . . . . . . . . .         1.9     1,256.6                        1,258.5
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .     3,033.6    10,607.9         (129.0)       13,512.5
------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits . . . . .                 6,542.4                        6,542.4
Amortization of deferred
 acquisition costs . . . . . . . .                 1,349.9                        1,349.9
Cost of manufactured products sold     1,707.0        53.0                        1,760.0
Other operating expenses (b) . . .       337.3     2,051.6                        2,388.9
Interest . . . . . . . . . . . . .       129.0       231.8         (129.0)(a)       231.8
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .     2,173.3    10,228.7         (129.0)       12,273.0
------------------------------------------------------------------------------------------
                                         860.3       379.2                        1,239.5
------------------------------------------------------------------------------------------
Income taxes . . . . . . . . . . .       339.1       114.5                          453.6
Minority interest  . . . . . . . .                    59.7                           59.7
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .       339.1       174.2                          513.3
------------------------------------------------------------------------------------------
Income from operations . . . . . .       521.2       205.0                          726.2
Equity in earnings of the Carolina
 Group . . . . . . . . . . . . . .                   417.4         (417.4)(c)
------------------------------------------------------------------------------------------
Income from continuing operations        521.2       622.4         (417.4)          726.2
Discontinued operations-net  . . .                   (31.0)                         (31.0)
Cumulative effect of changes in
 accounting principles-net . . . .                   (39.6)                         (39.6)
------------------------------------------------------------------------------------------
     Net income  . . . . . . . . .    $  521.2   $   551.8        $(417.4)      $   655.6
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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS


                                                              Adjustments    Consolidated
                                      Carolina      Loews         and            Loews
Three Months Ended September 30, 2001  Group        Group     Eliminations    Corporation
------------------------------------------------------------------------------------------

Revenues:

Insurance premiums . . . . . . . .               $ 2,514.5                      $ 2,514.5
Investment income, net of expenses    $   18.3       497.1                          515.4
Investment gains . . . . . . . . .                    72.2                           72.2
Manufactured products  . . . . . .     1,058.9        34.7                        1,093.6
Other  . . . . . . . . . . . . . .         1.2       470.5                          471.7
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .     1,078.4     3,589.0                        4,667.4
------------------------------------------------------------------------------------------

Expenses:

Insurance claims and policyholders'
 benefits  . . . . . . . . . . . .                 2,420.3                        2,420.3
Amortization of deferred
 acquisition costs . . . . . . . .                   423.1                          423.1
Cost of manufactured products sold       595.8        16.2                          612.0
Other operating expenses (a) . . .       106.0       742.8                          848.8
Interest . . . . . . . . . . . . .         0.3        76.8                           77.1
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .       702.1     3,679.2                        4,381.3
------------------------------------------------------------------------------------------
                                         376.3       (90.2)                         286.1
------------------------------------------------------------------------------------------
Income taxes (benefit) . . . . . .       146.7       (33.0)                         113.7
Minority interest  . . . . . . . .                    11.3                           11.3
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .       146.7       (21.7)                         125.0
------------------------------------------------------------------------------------------
Income (loss) from operations  . .       229.6       (68.5)                         161.1
Equity in earnings of the Carolina
 Group . . . . . . . . . . . . . .                   229.6      $(229.6)(b)
------------------------------------------------------------------------------------------
Income from continuing operations                    161.1                          161.1
Discontinued operations-net  . . .                     4.6                            4.6
------------------------------------------------------------------------------------------
     Net income  . . . . . . . . .    $  229.6   $   165.7      $(229.6)        $   165.7
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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS


                                                              Adjustments    Consolidated
                                      Carolina      Loews         and            Loews
Nine Months Ended September 30, 2001   Group        Group     Eliminations    Corporation
------------------------------------------------------------------------------------------

Revenues:

Insurance premiums . . . . . . . .               $ 6,598.1                      $ 6,598.1
Investment income, net of expenses    $   64.9     1,498.1                        1,563.0
Investment gains . . . . . . . . .         2.1     1,061.7                        1,063.8
Manufactured products  . . . . . .     2,955.2        97.5                        3,052.7
Other  . . . . . . . . . . . . . .         6.9     1,452.0                        1,458.9
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .     3,029.1    10,707.4                       13,736.5
------------------------------------------------------------------------------------------

Expenses:

Insurance claims and policyholders'
 benefits  . . . . . . . . . . . .                 8,765.9                        8,765.9
Amortization of deferred
 acquisition costs . . . . . . . .                 1,297.2                        1,297.2
Cost of manufactured products sold     1,719.7        45.7                        1,765.4
Other operating expenses (a) . . .       526.0     2,242.1                        2,768.1
Restructuring and other related
 charges . . . . . . . . . . . . .                    62.1                           62.1
Interest . . . . . . . . . . . . .         0.6       255.5                          256.1
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .     2,246.3    12,668.5                       14,914.8
------------------------------------------------------------------------------------------
                                         782.8    (1,961.1)                      (1,178.3)
------------------------------------------------------------------------------------------
Income taxes (benefit) . . . . . .       307.4      (633.6)                        (326.2)
Minority interest  . . . . . . . .                  (121.5)                        (121.5)
------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . .       307.4      (755.1)                        (447.7)
------------------------------------------------------------------------------------------
Income (loss) from operations  . .       475.4    (1,206.0)                        (730.6)
Equity in earnings of the Carolina
 Group . . . . . . . . . . . . . .                   475.4       $(475.4) (b)
------------------------------------------------------------------------------------------
Income (loss) from continuing
 operations  . . . . . . . . . . .       475.4      (730.6)       (475.4)          (730.6)
Discontinued operations-net  . . .                     6.7                            6.7
Cumulative effect of changes in
 accounting principles-net . . . .                   (53.3)                         (53.3)
------------------------------------------------------------------------------------------
     Net income (loss) . . . . . .    $  475.4   $  (777.2)      $(475.4)       $  (777.2)
==========================================================================================

(a) Includes $0.6 of expenses allocated by the Carolina Group to the Loews Group for computer related charges and $0.2 of expenses allocated by Loews Group to the Carolina
    Group for services provided pursuant to a service agreement, which eliminate in these consolidating statements.
(b) To eliminate the Loews Group's intergroup interest in the earnings of the Carolina
    Group.

CONSOLIDATING CONDENSED BALANCE SHEET


                                                              Adjustments     Consolidated
                                      Carolina      Loews         and             Loews
September 30, 2002                     Group        Group     Eliminations     Corporation
------------------------------------------------------------------------------------------

Assets:
Investments . . . . . . . . . . .    $ 2,055.0   $40,635.1                      $42,690.1
Cash  . . . . . . . . . . . . . .          1.3       307.5                          308.8
Receivables-net . . . . . . . . .         42.9    18,407.4    $   (33.6)(a)      18,416.7
Property, plant and equipment-net        191.0     2,851.8                        3,042.8
Deferred income taxes . . . . . .        451.1       143.9                          595.0
Goodwill and other intangible
 assets-net . . . . . . . . . . .                    202.3                          202.3
Other assets  . . . . . . . . . .        467.4     4,091.1                        4,558.5
Investment in combined attributed
 net assets of the Carolina Group                  1,756.5     (2,500.0)(a)
                                                                  743.5 (b)
Deferred acquisition costs of
 insurance subsidiaries . . . . .                  2,547.8                        2,547.8
Separate account business . . . .                  3,147.3                        3,147.3
------------------------------------------------------------------------------------------
     Total assets . . . . . . . .    $ 3,208.7   $74,090.7    $(1,790.1)        $75,509.3
==========================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves  . . . . . . .                $42,580.1                      $42,580.1
Payable for securities purchased                   1,733.1                        1,733.1
Securities sold under agreements
 to repurchase  . . . . . . . . .                  1,211.7                        1,211.7
Long-term debt, less unamortized
 discount . . . . . . . . . . . .    $ 2,500.0     5,914.9    $(2,500.0)(a)       5,914.9
Reinsurance balances payable  . .                  3,031.9                        3,031.9
Other liabilities . . . . . . . .      1,674.5     3,251.1        (33.6)(a)       4,892.0
Separate account business . . . .                  3,147.3                        3,147.3
------------------------------------------------------------------------------------------
     Total liabilities  . . . . .      4,174.5    60,870.1     (2,533.6)         62,511.0
------------------------------------------------------------------------------------------
Minority interest . . . . . . . .                  1,891.3                        1,891.3
------------------------------------------------------------------------------------------
Shareholders' equity:
 Loews Common stock, $1.00 par
  value . . . . . . . . . . . . .                                 191.5 (c)         191.5
 Carolina Group Stock, $0.01 par
  value . . . . . . . . . . . . .                                   0.4 (c)           0.4
 Additional paid-in capital . . .                               1,115.7 (c)       1,115.7
 Earnings retained in the
  business  . . . . . . . . . . .                               9,749.8 (c)       9,749.8
 Accumulated other comprehensive
  income . . .  . . . . . . . . .                                 400.8 (c)         400.8
 Combined attributed net assets .       (965.8)   11,329.3        743.5 (b)
                                                              (11,107.0)(c)
------------------------------------------------------------------------------------------
                                        (965.8)   11,329.3      1,094.7          11,458.2
 Less treasury stock, at cost . .                                (351.2)(c)        (351.2)
------------------------------------------------------------------------------------------
     Total shareholders' equity .       (965.8)   11,329.3        743.5          11,107.0
------------------------------------------------------------------------------------------
     Total liabilities and
      shareholders' equity  . . .    $ 3,208.7   $74,090.7    $(1,790.1)        $75,509.3
==========================================================================================

(a) To eliminate the intergroup notional debt and interest payable/receivable.
(b) To eliminate the Loews Group's 76.99% equity interest in the combined attributed net assets of the Carolina Group.
(c) To record the Loews Corporation consolidated equity accounts at the balance sheet date.

CONSOLIDATING CONDENSED BALANCE SHEET

                                                              Adjustments     Consolidated
                                      Carolina      Loews         and             Loews
December 31, 2001                      Group        Group     Eliminations     Corporation
------------------------------------------------------------------------------------------

Assets:

Investments . . . . . . . . . . .     $1,628.9   $39,530.2                      $41,159.1
Cash  . . . . . . . . . . . . . .          1.7       179.6                          181.3
Receivables-net . . . . . . . . .         45.9    19,406.9                       19,452.8
Property, plant and equipment-net        181.2     2,894.1                        3,075.3
Deferred income taxes . . . . . .        426.6       180.4                          607.0
Goodwill and other intangible
 assets-net . . . . . . . . . . .                    323.8                          323.8
Other assets  . . . . . . . . . .        485.1     3,744.7                        4,229.8
Investment in combined attributed
 net assets of the Carolina Group                  1,274.5   $ (1,274.5)(a)
Deferred acquisition costs of
 insurance subsidiaries . . . . .                  2,423.9                        2,423.9
Separate account business . . . .                  3,798.1                        3,798.1
------------------------------------------------------------------------------------------
     Total assets . . . . . . . .     $2,769.4   $73,756.2   $ (1,274.5)        $75,251.1
==========================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves  . . . . . . .                $43,623.9                      $43,623.9
Payable for securities purchased                   1,365.6                        1,365.6
Securities sold under agreements
 to repurchase  . . . . . . . . .                  1,602.4                        1,602.4
Long-term debt, less unamortized
 discount . . . . . . . . . . . .                  5,920.3                        5,920.3
Reinsurance balances payable  . .                  2,722.9                        2,722.9
Other liabilities . . . . . . . .     $1,494.9     3,100.3                        4,595.2
Separate account business . . . .                  3,798.1                        3,798.1
------------------------------------------------------------------------------------------
     Total liabilities  . . . . .      1,494.9    62,133.5                       63,628.4
------------------------------------------------------------------------------------------
Minority interest . . . . . . . .                  1,973.4                        1,973.4
------------------------------------------------------------------------------------------
Shareholders' equity:
 Loews Common stock, $1.00 par
  value . . . . . . . . . . . . .                            $    191.5 (b)         191.5
 Additional paid-in capital . . .                                  48.2 (b)          48.2
 Earnings retained in the business                              9,214.9 (b)       9,214.9
 Accumulated other comprehensive
  income  . . . . . . . . . . . .                                 194.7 (b)         194.7
 Combined attributed net assets .      1,274.5     9,649.3     (1,274.5)(a)
                                                               (9,649.3)(b)
------------------------------------------------------------------------------------------
     Total shareholders' equity .      1,274.5     9,649.3     (1,274.5)          9,649.3
------------------------------------------------------------------------------------------
     Total liabilities and
      shareholders' equity  . . .     $2,769.4   $73,756.2   $ (1,274.5)        $75,251.1
==========================================================================================

(a) To eliminate the Loews Group's 100% equity interest in the combined attributed net assets of the Carolina Group.
(b) To record the Loews Corporation consolidated equity accounts at the balance sheet date.

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS


                                                               Adjustments    Consolidated
                                          Carolina     Loews        and           Loews
Nine Months Ended September 30, 2002       Group       Group    Eliminations   Corporation
------------------------------------------------------------------------------------------

Net cash provided by operating
 activities . . . . . . . . . . .  .     $  624.0     $   994.1   $ (218.8)     $ 1,399.3
-----------------------------------------------------------------------------------------
Investing activities:
  Purchases of property and equipment       (40.3)       (285.5)                   (325.8)
  Proceeds from sales of property
   and equipment . . . . . . . . . .          6.0          96.2                     102.2
  Change in short-term investments         (327.9)     (2,774.4)                 (3,102.3)
  Other investing activities . . . .                    1,564.0                   1,564.0
-----------------------------------------------------------------------------------------
                                           (362.2)     (1,399.7)                 (1,761.9)
-----------------------------------------------------------------------------------------
Financing activities:
  Dividends paid to shareholders . .       (254.6)        (85.0)     218.8         (120.8)
  Other financing activities . . . .         (7.6)        618.5                     610.9
-----------------------------------------------------------------------------------------
                                           (262.2)        533.5      218.8          490.1
-----------------------------------------------------------------------------------------
Net change in cash  . . . . . . . .          (0.4)        127.9                     127.5
Cash, beginning of period . . . . .           1.7         179.6                     181.3
-----------------------------------------------------------------------------------------
Cash, end of period . . . . . . . .      $    1.3     $   307.5                 $   308.8
=========================================================================================

Nine Months Ended September 30, 2001
------------------------------------------------------------------------------------------

Net cash provided by operating
 activities . . . . . . . . . . . . .    $1,015.9     $   (74.8)  $ (500.0)     $   441.1
-----------------------------------------------------------------------------------------
Investing activities:
  Purchases of property and equipment       (25.6)       (321.8)                   (347.4)
  Proceeds from sales of property
   and equipment  . . . . . . . . . .         9.1         278.3                     287.4
  Change in short-term investments  .      (498.9)      1,618.7                   1,119.8
  Other investing activities  . . . .                    (509.5)                   (509.5)
-----------------------------------------------------------------------------------------
                                           (515.4)      1,065.7                     550.3
-----------------------------------------------------------------------------------------
Financing activities:
  Dividends paid to shareholders  . .      (500.0)        (83.8)     500.0          (83.8)
  Other financing activities  . . . .                    (944.3)                   (944.3)
-----------------------------------------------------------------------------------------
                                           (500.0)     (1,028.1)     500.0       (1,028.1)
-----------------------------------------------------------------------------------------
Net change in cash . . . . . . . . .          0.5         (37.2)                    (36.7)
Cash, beginning of period  . . . . .          1.4         193.8                     195.2
-----------------------------------------------------------------------------------------
Cash, end of period  . . . . . . . .      $   1.9     $   156.6                 $   158.5
=========================================================================================

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

  CNA's overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a "funds withheld" basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer's margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract is recorded as funds withheld liability. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA's retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Condensed Balance Sheets.

  Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in investment income, net of expenses was $53.0 and $84.0 for the three months ended September 30, 2002 and 2001 and $168.0 and $206.0 for the nine months ended September 30, 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,904.0 and $2,724.0 at September 30, 2002 and December 31, 2001.

  The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

  The ceding of insurance does not discharge the primary liability of CNA. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance agreements.

  The effects of reinsurance on earned premiums are shown in the following table:

                                                   Direct    Assumed     Ceded        Net
                                                -------------------------------------------
                                                    Nine Months Ended September 30, 2002
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 7,243.0   $ 872.0   $3,022.0   $ 5,093.0
Accident and health . . . . . . . . . . . . .     2,225.0     166.0       61.0     2,330.0
Life  . . . . . . . . . . . . . . . . . . . .       804.0     (10.0)     294.0       500.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $10,272.0  $1,028.0   $3,377.0   $ 7,923.0
                                                ===========================================

                                                         Nine Months Ended September 30, 2001
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 6,188.0   $  937.0   $3,781.0   $ 3,344.0
Accident and health . . . . . . . . . . . . .     2,727.0      121.0      104.0     2,744.0
Life  . . . . . . . . . . . . . . . . . . . .       865.0      155.0      510.0       510.0
                                                -------------------------------------------
     Total  . . . . . . . . . . . . . . . . .   $ 9,780.0   $1,213.0   $4,395.0   $ 6,598.0
                                                ===========================================

  For 2002, CNA has entered into an aggregate reinsurance treaty covering substantially all of CNA's property and casualty lines of business (the "2002 Cover"). The loss protection provided by the 2002 Cover is dependent on the level of subject premium, but there is a maximum aggregate limit of $1,125.0 of ceded losses. Maximum ceded premium under the contract is $683.0, and premiums, claims recoveries and interest charges other than the reinsurer's margin and related fees are made on a funds withheld basis. Interest is credited on funds withheld at 8.0% per annum, and all premiums are deemed to have been paid as of January 1, 2002. Ceded premium related to the reinsurer's margin in the amount of $2.5 and $7.5 was recorded for the 2002 Cover for the three and nine months ended September 30, 2002.

  The aggregate reinsurance protection from the 2002 Cover attaches at a defined accident year loss and allocated loss adjustment expense (collectively, losses) ratio. Under the contract, CNA has the right to elect to cede losses to the 2002 Cover when its recorded accident year losses exceed the attachment point. This election period expires March 31, 2004. If no losses are ceded by this date, the contract is considered to be commuted. If CNA elects to cede any losses to the 2002 Cover, it must continue to cede all losses subject to the terms of the contract. As of September 30, 2002, CNA has not recorded any ceded losses related to this cover.

  In 1999, CNA entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property and casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 of ceded losses with an aggregate limit of $1,000.0 of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500.0 of limit the ceded premium is $230.0. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510.0 of ceded losses for a maximum ceded premium of $310.0. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8.0% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

  The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the September 11, 2001 World Trade Center disaster and related events ("WTC event"), the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded in the second quarter of 2001, the $500.0 limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500.0 of aggregate limit on accident years 2000 and 2001 under the first section of the Aggregate Cover.

  The impact of the Aggregate Cover on pretax operating results was as follows:

                                                Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                                -------------------------------------------
                                                  2002        2001          2002      2001
-------------------------------------------------------------------------------------------

Ceded earned premiums . . . . . . . . . . . .              $ (83.0)               $ (543.0)
Ceded claim and claim adjustment expenses . .                288.0                 1,010.0
Interest charges (included in investment
 income, net of expenses) . . . . . . . . . .    $(13.0)     (11.0)       $(38.0)    (70.0)
-------------------------------------------------------------------------------------------
Pretax impact on operating results  . . . . .    $(13.0)   $ 194.0        $(38.0) $  397.0
===========================================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $760.0 limit is $456.0. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $618.0 have been ceded under the CCC Cover through September 30, 2002.

  The impact of the CCC Cover on pretax operating results was as follows:


                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                                -------------------------------------------
                                                  2002        2001          2002      2001
-------------------------------------------------------------------------------------------

Ceded earned premiums . . . . . . . . . . . .    $(39.0)   $(232.0)       $(100.0) $(234.0)
Ceded claim and claim adjustment expenses . .      55.0      427.0          148.0    427.0
Interest charges (included in investment
 income, net of expenses) . . . . . . . . . .     (11.0)     (15.0)         (27.0)   (15.0)
-------------------------------------------------------------------------------------------
Pretax impact on operating results  . . . . .    $  5.0    $ 180.0        $  21.0  $ 178.0
===========================================================================================

5.  Other Investments:

  Other invested assets include investments in limited partnerships and certain derivative securities. The Company's limited partnership investments are recorded at fair value, typically reflecting a reporting lag of up to three months, with changes in fair value reported in investment income, net of expenses. Fair value of the Company's limited partnership investments represents the Company's equity in the partnership's net assets as determined by the general partner. The carrying value of the Company's limited partnership investments was $1,430.3 and $1,307.0 as of September 30, 2002 and December 31, 2001.

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

  As of September 30, 2002, the Company had committed approximately $157.0 for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

6.  Receivables:

                                                September 30, December 31,
                                                      2002         2001
--------------------------------------------------------------------------

Reinsurance . . . . . . . . . . . . . . . . .      $13,656.1    $13,823.4
Other insurance . . . . . . . . . . . . . . .        3,546.5      4,006.4
Security sales  . . . . . . . . . . . . . . .          911.1        648.1
Accrued investment income . . . . . . . . . .          392.2        398.3
Federal income taxes  . . . . . . . . . . . .                       586.6
Other . . . . . . . . . . . . . . . . . . . .          291.6        353.7
--------------------------------------------------------------------------
     Total  . . . . . . . . . . . . . . . . .       18,797.5     19,816.5

Less allowance for doubtful accounts and cash
 discounts  . . . . . . . . . . . . . . . . .          380.8        363.7
--------------------------------------------------------------------------
     Receivables-net  . . . . . . . . . . . .      $18,416.7    $19,452.8
==========================================================================

7.  Claim and Claim Adjustment Expense Reserves:

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

  Establishing loss reserves, including loss reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the operating results in the period that the need for such adjustments is determined.

  Catastrophes are an inherent risk of the property and casualty insurance business, which have contributed to material period-to-period fluctuations in the Company's results of operations and equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and equity.

  During the third quarter of 2001, CNA experienced a severe catastrophe loss estimated at $468.0 pretax, net of reinsurance, related to the WTC event. The loss estimate is based on a total industry loss of $50,000.0 and includes all lines of insurance. The estimate takes into account CNA's substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. CNA has closely monitored reported losses as well as the collection of reinsurance on WTC event claims. Based on experience to-date, CNA believes its recorded reserves are adequate.

  During the first quarter of 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re's WTC event losses, CNA performed a treaty-by-treaty analysis of exposure. CNA's loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re's cedants. Information available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144.0 was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums.

  The following table provides management's estimate of pretax losses related to this catastrophe on a gross basis (before reinsurance) and a net basis (after reinsurance) by line of business for the three and nine months ended September 30, 2001.


                                                                    Gross             Net
                                                                    Basis             Basis
-------------------------------------------------------------------------------------------

Property and casualty reinsurance . . . . . . . . . . . . . . .     $662.0         $ 465.0
Property  . . . . . . . . . . . . . . . . . . . . . . . . . . .      282.0           159.0
Workers compensation  . . . . . . . . . . . . . . . . . . . . .      112.0            25.0
Airline hull  . . . . . . . . . . . . . . . . . . . . . . . . .      194.0             6.0
Commercial auto . . . . . . . . . . . . . . . . . . . . . . . .        1.0             1.0
-------------------------------------------------------------------------------------------
Total property and casualty   . . . . . . . . . . . . . . . . .    1,251.0           656.0
------------------------------------------------------------------------------------------
Group . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      322.0            60.0
Life  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       75.0            22.0
------------------------------------------------------------------------------------------
Total group and life  . . . . . . . . . . . . . . . . . . . . .      397.0            82.0
------------------------------------------------------------------------------------------
Total loss before corporate aggregate reinsurance treaties
 and reinstatement and additional premiums and other  . . . . .    1,648.0           738.0
==========================================================================
Reinstatement and additional premiums and other . . . . . . . .                      (11.0)
Corporate aggregate reinsurance treaties  . . . . . . . . . . .                     (259.0)
-------------------------------------------------------------------------------------------
Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    $ 468.0
===========================================================================================

Environmental Pollution and Mass Tort and Asbestos Reserves ("APMT")

  CNA's property and casualty insurance subsidiaries have actual and potential exposures related to environmental pollution and mass tort and asbestos claims. The following table provides data related to CNA's environmental pollution and mass tort and asbestos claim and claim adjustment expense reserves.

                                                September 30, 2002           December 31, 2001
     -------------------------------------------------------------------------------------------
                                               Environmental             Environmental
                                                 Pollution                 Pollution
                                                 and Mass                  and Mass
                                                   Tort       Asbestos       Tort       Asbestos
     -------------------------------------------------------------------------------------------

     Gross reserves . . . . . . . . . . .       $ 730.0       $1,536.0    $ 820.0      $1,590.0
     Less ceded reserves  . . . . . . . .        (204.0)        (320.0)    (203.0)       (386.0)
     -------------------------------------------------------------------------------------------
     Net reserves . . . . . . . . . . . .       $ 526.0       $1,216.0    $ 617.0      $1,204.0
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

  Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. The vast majority of these claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an "absolute pollution exclusion." CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001 or the first nine months of 2002, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon the Company's results of operations and/or equity.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

  As of September 30, 2002 and December 31, 2001, CNA carried approximately $526.0 and $617.0 of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net development for the three and nine months ended September 30, 2002 and the three months ended September 30, 2001. Unfavorable environmental pollution and mass tort development for the nine months ended September 30, 2001 amounted to $453.0. CNA paid environmental pollution related claims and other mass tort related claims, net of reinsurance recoveries, of $91.0 and $153.0 for the nine months ended September 30, 2002 and 2001.

  CNA's property and casualty insurance subsidiaries also have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future, and the uncertainties inherent in predicting the number of future claims.

  As of September 30, 2002 and December 31, 2001, CNA carried approximately $1,216.0 and $1,204.0 of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos net claim and claim adjustment expense development for the three and nine months ended September 30, 2002 and the three months ended September 30, 2001. Unfavorable asbestos net claim and claim adjustment reserve development for the nine months ended September 30, 2001 amounted to $769.0. CNA had a net $12.0 receipt of cash related to asbestos in the first nine months of 2002 as reinsurance recoveries collected exceeded claim payments. CNA made asbestos-related claim payments, net of reinsurance recoveries, of $78.0 for the nine months ended September 30, 2001.

  In the past several years, CNA has experienced significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers, and the addition of new defendants such as the distributors and installers of products containing asbestos. Currently, the majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. It is estimated that approximately 90.0% of the current non-malignant asbestos claimants do not meet the American Medical Association's definition of impairment. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called "unimpaired" claimants may not recover unless at some point the claimant's condition worsens to the point of impairment.

  Since 1982, at least sixty-two companies that mined asbestos, or manufactured or used asbestos-containing products, have filed for bankruptcy. Of these sixty-two companies, twenty-six companies have filed bankruptcy since January 1, 2000. This phenomenon has prompted plaintiff attorneys to file claims against companies that had only peripheral involvement with asbestos. Many of these defendants were users or distributors of asbestos-containing products, or manufacturers of products in which asbestos was encapsulated. These defendants include equipment manufacturers, brake, gasket, and sealant manufacturers, and general construction contractors. According to a comprehensive report on asbestos litigation recently released by the Rand Corporation, over 6,000 companies have been named as defendants in asbestos lawsuits, with 75 out of 83 different types of industries in the United States impacted by asbestos litigation. The study found that a typical claimant names 70 to 80 defendants, up from an average of 20 in the early years of asbestos litigation.

  Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed. CNA is currently attempting to achieve settlements of several of these claims for coverage purportedly not subject to aggregate limits. Nevertheless, there can be no assurance any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on the Company's results of operations and/or equity.

  Policyholders have also initiated litigation directly against CNA and other insurers. CNA has been named in Adams v. Aetna, Inc., et. al. (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. In addition, lawsuits have been filed in Texas against CNA and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos. (Boston v. Union Carbide Corp., et al., (District Court of Nueces County, Texas)). It is difficult to predict the outcome or financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted.

  Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented, CNA's abilities to recover reinsurance, future court decisions and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on the Company's results of operations and/or equity.

  CNA reviews each active asbestos account every six months to determine whether changes in reserves may be warranted. CNA considers input from its analyst professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder's present and future exposures (including such factors as claims volume, disease mix, trial conditions, settlement demands and defense costs); the policies issued by CNA (including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles); the existence of other insurance; and reinsurance arrangements.

  The results of operations and equity of the Company in future years may be adversely affected by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as warranted.

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

  The second quarter 2001 prior year reserve strengthening and related items comprising the amounts noted above, for the three months ended June 30, 2001, are detailed in the following table.


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

  With respect to environmental and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the "absolute pollution exclusion," which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA's pending pollution and mass tort claims and coverage litigation. During the spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was warranted.

  In the area of mass torts, several well-publicized verdicts arising out of bodily injury cases related to allegedly toxic mold led to a significant increase in mold-related claims in 2000 and the first half of 2001. CNA's reserve increase in the second quarter of 2001 was caused in part by this increased area of exposure.

  With respect to other court cases and how they might affect CNA's reserves and reasonable possible losses, the following should be noted. State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers' obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers' loss control inspections of their insured's premises do not give rise to a duty to warn third parties to the dangers of asbestos.

  Examples of unfavorable developments include decisions limiting the application of the "absolute pollution exclusion;" and decisions holding carriers liable for defense and indemnity of asbestos and pollution claims on a joint and several basis.

  Throughout 2000, and into 2001, CNA experienced significant increases in new asbestos bodily injury claims. In light of this development, CNA formed the view that payments for asbestos claims could be higher in future years than previously estimated. Moreover, in late 2000 through mid-2001, industry sources such as rating agencies and actuarial firms released analyses and studies commenting on the increase in claim volumes and other asbestos liability developments. For example, A.M. Best released a study in May 2001 increasing its ultimate asbestos reserve estimate 63.0% from $40,000.0 to $65,000.0, citing an unfunded insurance industry reserve shortfall of $33,000.0. In June 2001, Tillinghast raised its asbestos ultimate exposure from $55,000.0 to $65,000.0 for the insurance industry and its estimate of the ultimate asbestos liability for all industries was raised to $200,000.0.

  Also in the 2000 to 2001 time period, a number of significant asbestos defendants filed for bankruptcy, increasing the likelihood that excess layers of insurance coverage could be called upon to indemnify policyholders and creating the potential that novel legal doctrines could be employed which could accelerate the time when such indemnification payments could be due.

  These developments led CNA's claims management to the conclusion that its asbestos reserves required strengthening.

  The non-APMT adverse reserve development was the result of analyses of several lines of business. This development related principally to commercial insurance coverages including automobile liability and multiple-peril, as well as assumed reinsurance and health care related coverages. A brief summary of these lines of business and the associated reserve development is discussed below.

  Approximately $600.0 of the adverse loss development is a result of several coverages provided to commercial entities. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

  The commercial automobile liability analysis indicated increased ultimate loss and allocated loss adjustment expense across several accident years due to higher paid and reported loss and allocated loss adjustment expense resulting from several factors. These factors include uninsured/underinsured motorists coverage in Ohio, a change in the rate at which the average claim size is increasing and a lack of improvement in the ratio of the number of claims per exposure unit, the frequency. First, Ohio courts have significantly broadened the population covered through the uninsured/underinsured motorists' coverage. The broadening of the population covered by this portion of the policy, and the retrospective nature of this broadening of coverage, resulted in additional claims for older years. Second, in recent years, the average claim size has been increasing at less than a 2.0% annual rate. The most recent available data indicates that the rate of increase is now closer to 8.0% with only a portion of this increase explainable by a change in mix of business. Finally, the review completed during the second quarter of 2001 indicated that the frequency for the 2000 accident year was 6.0% higher than 1999. Expectations were that the 2000 frequency would show an improvement from the 1999 level.

  The analyses of general liability and the liability portion of commercial multiple-peril coverages showed several factors affecting these lines. Construction defect claims in California and a limited number of other states have had a significant impact. It was expected that the number of claims being reported and the average size of those claims would fall quickly due to the decrease in business exposed to those losses. However, the number of claims reported during the first six months of 2001 increased from the number of claims reported during the last six months of 2000. In addition to the effects of construction defect claims, the average claim associated with New York labor law has risen to more than one hundred twenty five thousand dollars from less than one hundred thousand dollars, which was significantly greater than previously expected.

  An analysis of assumed reinsurance business showed that the paid and reported losses for recent accident years were higher than expectations, which resulted in management recording net unfavorable development on prior year loss reserves of approximately $560.0. Because of the long and variable reporting pattern associated with assumed reinsurance as well as uncertainty regarding possible changes in the reporting methods of the ceding companies, the carried reserves for assumed reinsurance are based mainly on the pricing assumptions until experience emerges to show that the pricing assumptions are no longer valid. The reviews completed during the second quarter of 2001, including analysis at the individual treaty level, showed that the pricing assumptions were no longer appropriate. The classes of business with the most significant changes include excess of loss liability, professional liability and proportional and retrocessional property.

  Approximately $320.0 of adverse loss development was due to adverse experience in all other lines, primarily in coverages provided to healthcare-related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities were higher than expected. The long-term care facility business had traditionally been limited to local facilities. In recent years, CNA began to provide coverage to large chains of long-term care facilities. Original assumptions were that these chains would exhibit loss ratios similar to the local facilities. The most recent review of these large chains indicated an overall loss ratio in excess of 500.0% versus approximately 100.0% for the remaining business. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected. The most recent review indicated that the average loss had increased to over three hundred thirty thousand dollars. Prior to this review, the expectation for the average loss was approximately two hundred fifty thousand dollars.

  Concurrent with CNA's review of loss reserves, CNA completed comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. These studies included ground-up reviews of retrospective premium accruals utilizing a more comprehensive database of retrospectively rated contracts. This review included application of the policy retrospective rating parameters to the revised estimate of ultimate loss ratio and consideration of actual interim cash settlement. This study resulted in a change in the estimated retrospective premiums receivable balances.

  As a result of this review and changes in premiums associated with the change in estimates for loss reserves, CNA recorded a pretax reduction in premium accruals of $566.0. The effect on net earned premiums was $616.0 offset by a reduction of accrued commissions of $50.0. The studies included the review of all such retrospectively rated insurance policies and the estimate of ultimate losses.

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

8.  Shareholders' equity:

                                                September 30, December 31,
                                                      2002         2001
--------------------------------------------------------------------------
Preferred stock, $0.10 par value,
  Authorized--100,000,000 shares
Common stock:
  Loews Common Stock, $1.00 par value:
    Authorized--600,000,000 shares
    Issued-191,506,800 and 191,493,300 shares      $   191.5    $   191.5
  Carolina Group Stock, $0.01 par value:
    Authorized--600,000,000 shares
    Issued-40,250,000 shares  . . . . . . . .            0.4
Additional paid-in capital  . . . . . . . . .        1,115.7         48.2
Earnings retained in the business . . . . . .        9,749.8      9,214.9
Accumulated other comprehensive income  . . .          400.8        194.7
--------------------------------------------------------------------------
                                                    11,458.2      9,649.3
Less treasury stock, at cost (6,065,600
 shares of Loews Common Stock and 340,000
 shares of Carolina Group Stock). . . . . . .          351.2
--------------------------------------------------------------------------
Total shareholders' equity  . . . . . . . . .      $11,107.0    $ 9,649.3
==========================================================================

  Investments in securities, which are held principally by insurance subsidiaries of CNA are considered available-for-sale, and are carried at fair value. Changes in fair value are recorded as a component of accumulated other comprehensive income in shareholders' equity, net of applicable deferred income taxes and participating policyholders' and minority interest. Investments are written down to estimated fair values and impairment losses are recognized in income when a decline in value is determined to be other than temporary.

  Realized investment losses for the three and nine months ended September 30, 2002, included $223.2 and $534.2 of pretax impairment losses as compared with $41.0 and $124.0 of pretax impairment losses for the same periods in 2001.

  The impairment losses recorded in 2002 and 2001 were primarily the result of the continued deterioration in the bond and equity markets and the effects on such markets due to the overall slowing of the economy. These impairment losses were related principally to corporate bonds in the taxable securities asset class of fixed maturity securities and in equity securities.

  For the three months ended September 30, 2002, the impairment losses related primarily to corporate bonds in the communications sector of the market and equities in the financial industry sector. On an aggregate basis these impairment losses were more than offset by the realized gains in the overall investment portfolio.

  For the three months ended September 30, 2001, the impairment losses related to corporate bonds primarily in the internet communications sector of the market.

  For the nine months ended September 30, 2002, the impairment losses included $130.2 related to debt securities issued by WorldCom Inc., $74.0 related to Adelphia Communications Corporation, and $57.0 for AT&T Canada, all of which have recently filed for bankruptcy. The remainder of the impairment losses were primarily in the communications sector. If the deterioration in this and other industry sectors continues in future periods and the Company continues to hold these securities, the Company is likely to have additional impairment losses in the future.

For the nine months ended September 30, 2001 the impairment losses were primarily in corporate bonds and included $61.0 related to the internet communications industry sector. The remainder of the impairment losses were primarily in the equity sector within the medical services industry.

9.  Restructuring and Other Related Charges:

    2001 Restructuring

  In 2001, CNA finalized and approved two separate restructuring plans. The first plan related to CNA's Information Technology operations (the "IT Plan"). The second plan related to restructuring the property and casualty segments and life operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the "2001 Plan").

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

  For the nine months ended September 30, 2001 CNA incurred $62.0 pretax of restructuring and other related charges for the IT Plan primarily related to employee severance charges and the write-off of impaired assets. There were no charges recorded during the three months ended September 30, 2001.

  No restructuring and other related charges related to the IT Plan have been incurred in 2002; however, payments were made during the nine months ended September 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining IT Plan accrual at September 30, 2002 and the activity in that accrual since inception.

IT Plan Accrual
                                                       Employee
                                                     Termination   Impaired
                                                     And Related    Asset    Other
                                                    Benefit Costs  Charges   Costs   Total
-------------------------------------------------------------------------------------------

IT Plan initial accrual  . . . . . . . . . . . .        $ 29.0     $ 32.0    $1.0   $ 62.0
Costs that did not require cash in 2001  . . . .                    (32.0)           (32.0)
Payments charged against liability in 2001 . . .         (19.0)                      (19.0)
-------------------------------------------------------------------------------------------
Accrued costs at December 31, 2001 . . . . . . .          10.0                1.0     11.0
Payments charged against liability in 2002 . . .          (1.0)                       (1.0)
-------------------------------------------------------------------------------------------
Accrued costs at September 30, 2002  . . . . . .        $  9.0               $1.0   $ 10.0
===========================================================================================

  The IT Plan is not expected to result in decreased operating expenses in the foreseeable future because savings from the workforce reduction have been used to fund new technology-related initiatives. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations.

2001 Plan

  The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units ("SBUs") in the property and casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the number of property and casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations included a decision to discontinue writing variable life and annuity business.

  No restructuring and other related charges related to the 2001 Plan have been incurred in 2002; however, payments were made during the nine months ended September 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining 2001 Plan accrual as of September 30, 2002 and the activity in that accrual since inception.

2001 Plan Accrual
                                          Employee
                                        Termination      Lease     Impaired
                                        and Related   Termination   Asset    Other
                                       Benefit Costs     Costs     Charges   Costs   Total
-------------------------------------------------------------------------------------------

2001 Plan initial accrual . . . . . .     $ 68.0        $ 56.0    $ 30.0   $ 35.0   $189.0
Costs that did not require cash
 in 2001  . . . . . . . . . . . . . .                                       (35.0)   (35.0)
Payments charged against liability
 in 2001  . . . . . . . . . . . . . .       (2.0)                                     (2.0)
-------------------------------------------------------------------------------------------
Accrued costs at December 31, 2001  .       66.0          56.0      30.0             152.0
Costs that did not require cash
 in 2002  . . . . . . . . . . . . . .                              (25.0)            (25.0)
Payments charged against liability
 in 2002  . . . . . . . . . . . . . .      (50.0)        (11.0)     (1.0)            (62.0)
-------------------------------------------------------------------------------------------
Accrued costs at September 30, 2002 .     $ 16.0        $ 45.0     $ 4.0   $        $ 65.0
===========================================================================================

10. Significant Transactions:

National Postal Mail Handlers Union Contract Termination

  During the second quarter of 2002, CNA announced the sale of the Claims Administration Corporation and the transfer of the National Postal Mail Handlers Union group benefits plan (the "Mail Handlers Plan") to First Health Group Corporation, effective July 1, 2002. In the third quarter of 2002, CNA recognized a $5.0 pretax realized loss on the sale of the Claims Administration Corporation and $14.0 pretax of non-recurring fee income related to the transfer of the Mail Handlers Plan.

  The assets and liabilities of the Claims Administration Corporation and the Mail Handlers Plan were $352.0 and $350.0 at December 31, 2001. The revenues of the Claims Administration Corporation and the Mail Handlers Plan were $3.0 and $613.0 for the three months ended September 30, 2002 and 2001 and $1,157.0 and $1,663.0 for the nine months ended September 30, 2002 and 2001.

  Net operating income from the Claims Administration Corporation and the Mail Handlers Plan was $4.5, including the non-recurring fee income, and $2.6 for the three months ended September 30, 2002 and 2001 and $10.7 and $7.8 for the nine months ended September 30, 2002 and 2001.

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

  CNA Vida's assets and liabilities at December 31, 2001 were $442.0 and $337.0. CNA Vida's net earned premiums were $14.0 for the three months ended September 30, 2001 and $24.0 and $63.0 for the nine months ended September 30, 2002 and 2001. Net operating income was $4.6 for the three months ended September 30, 2001 and $1.8 and $6.7 for the nine months ended September 30, 2002 and 2001. CNA Vida's results of operations, including the loss on sale, are presented as discontinued operations in all periods presented.

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

  In the fourth quarter of 2001, CNA sold certain businesses as planned. The realized loss after-tax and minority interest applicable to these businesses, recognized in the second quarter of 2001, was $33.1. Revenues of these businesses included in the three and nine months ended September 30, 2001 totaled approximately $6.0 and $28.0. These businesses contributed approximately $2.6 of net operating income and $12.2 of losses in the three and nine months ended September 30, 2001.

  At September 30, 2002, CNA Re U.K. remained held for sale. On October 31, 2002, CNA completed the sale of CNA Re U.K. to Tawa U.K. Limited, a subsidiary of Artemis Group, a diversified French-based holding company. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below. In October, the sale was approved in the United Kingdom by the Financial Services Authority ("FSA") and by the Illinois Insurance Department. This sale does not impact CNA Re's on-going U.S.-based operations.

  CNA Re U.K. was sold for one dollar, subject to adjustments that are primarily driven by certain operating results and changes in interest rates between January 1, 2002 and October 31, 2002, and realized foreign currency losses recognized by CNA Re U.K. prior to December 31, 2002. CNA has also committed to contribute up to $9.6 to CNA Re U.K. over a four-year period beginning in 2010 should the FSA deem CNA Re U.K. to be undercapitalized. Due to the various components of the completion adjustments, which are initially prepared by the buyer, the final settlement can not yet be determined. However, based upon information currently available to CNA, management believes there will be a reduction in the previously recognized impairment loss, which will be reflected as a realized gain when the completion adjustments are finalized.

  Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. will be terminated. As part of the sale, CNA Re U.K.'s net exposure to all IGI Program liabilities will be ceded to CCC. Further, CCC will provide a $100.0 stop loss cover attaching at carried reserves on CNA Re U.K.'s 2001 underwriting year exposures for which CCC received premiums of $25.0.

  The statutory surplus of CNA Re U.K. was below the required regulatory minimum surplus level at December 31, 2001. CCC contributed $120.0 of capital on March 25, 2002 bringing the capital above the regulatory minimum.

  CNA Re U.K. contributed revenues of approximately $14.0 and $57.0 for the three months ended September 30, 2002 and 2001, and $57.0 and $220.0 for the nine months ended September 30, 2002 and 2001. CNA Re U.K. contributed net operating income of $8.1 and net operating losses of $94.9 for the three months ended September 30, 2002 and 2001 and net operating income of $11.6 and net operating losses of $153.2 for the nine months ended September 30, 2002 and 2001. The assets and liabilities of CNA Re U.K., including the effects of planned concurrent transactions, were approximately $2,700.0 and $2,700.0 as of September 30, 2002 and $2,900.0 and $2,900.0 as of December 31, 2001.

  The businesses sold in 2002, excluding CNA Vida, Claims Administration Corporation and the Mail Handlers Plan, and those that continue to be held for disposition as of September 30, 2002, excluding CNA Re U.K., contributed revenues of approximately $6.0 and $28.0 for the three months ended September 30, 2002 and 2001, and $35.0 and $95.0 for the nine months ended September 30, 2002 and 2001. Additionally, these businesses contributed net operating losses of $1.8 and $1.7 for the three months ended September 30, 2002 and 2001 and $12.5 and $10.4 for the nine months ended September 30, 2002 and 2001. The assets and liabilities of these businesses were approximately $96.0 and $83.0 as of September 30, 2002 and $126.0 and $109.0 as of December 31, 2001. All anticipated sales are expected to be completed in 2002.

11. Discontinued Operations:

  The Company reports CNA's net assets of discontinued operations, which primarily consist of run-off operations discontinued in the mid-1990's, in other assets in the Consolidated Condensed Balance Sheets. The following table provides more detailed information regarding those net assets.

                                                September 30, December 31,
                                                    2002           2001
--------------------------------------------------------------------------

Total investments . . . . . . . . . . . . . .      $ 471.0        $ 467.0
Other assets  . . . . . . . . . . . . . . . .        279.0          264.0
Insurance reserves  . . . . . . . . . . . . .       (424.0)        (412.0)
Other liabilities . . . . . . . . . . . . . .        (25.0)         (25.0)
-------------------------------------------------------------------------
Net assets of discontinued operations . . . .      $ 301.0        $ 294.0
=========================================================================

12. Business Segments:

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

  Diamond Offshore's business primarily consists of operating 45 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of

September 30, 2002, 28 of these rigs were located in the Gulf of Mexico, 5 were located in Brazil and the remaining 12 were located in various other foreign markets.

  Bulova distributes and sells watches and clocks under the brand names of Bulova, Wittnauer, Caravelle and Accutron with substantially all of its sales in the United States and Canada. All watches and clocks are purchased from foreign suppliers.

  Each of the Company's operating subsidiaries are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position.

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

  The following tables set forth the Company's consolidated revenues and income by business segment:

                                               Three Months Ended       Nine Months Ended
                                                  September 30,           September 30,
                                            -----------------------------------------------
                                               2002         2001        2002         2001
                                            -----------------------------------------------

Revenues (a):
  CNA Financial:
    Property and casualty . . . . . . . .   $ 1,908.9    $ 1,691.1  $ 5,960.5    $ 5,027.6
    Life  . . . . . . . . . . . . . . . .       411.8        419.8    1,230.4      1,387.0
    Group . . . . . . . . . . . . . . . .       356.8        968.6    2,178.9      2,696.6
    Other Insurance . . . . . . . . . . .       113.5         46.1      186.7        291.1
------------------------------------------------------------------------------------------
   Total CNA Financial  . . . . . . . . .     2,791.0      3,125.6    9,556.5      9,402.3
  Lorillard . . . . . . . . . . . . . . .       977.8      1,078.4    3,000.0      3,027.1
  Loews Hotels  . . . . . . . . . . . . .        70.4         71.1      229.6        247.1
  Diamond Offshore  . . . . . . . . . . .       180.4        244.1      572.3        707.8
  Bulova  . . . . . . . . . . . . . . . .        40.9         35.4      114.5        100.0
  Corporate . . . . . . . . . . . . . . .        17.0        112.8       39.6        252.2
-------------------------------------------------------------------------------------------

  Total . . . . . . . . . . . . . . . . .   $ 4,077.5    $ 4,667.4  $13,512.5    $13,736.5
===========================================================================================


                                               Three Months Ended       Nine Months Ended
                                                  September 30,            September 30,
                                            -----------------------------------------------
                                               2002         2001        2002         2001
                                            -----------------------------------------------

Income (loss) before taxes, minority
 interest, discontinued operations and
 cumulative effect of changes in
 accounting principles:
  CNA Financial:
    Property and casualty . . . . . . . .   $   (30.0)   $  (168.9) $   202.3    $(1,286.1)
    Life  . . . . . . . . . . . . . . . .        32.6         14.2       82.5        257.8
    Group . . . . . . . . . . . . . . . .        47.4        (16.1)      98.6         36.7
    Other Insurance . . . . . . . . . . .        32.0        (64.6)     (79.9)    (1,302.6)
-------------------------------------------------------------------------------------------
   Total CNA Financial  . . . . . . . . .        82.0       (235.4)     303.5     (2,294.2)
  Lorillard . . . . . . . . . . . . . . .       345.5        376.8      955.9        781.2
  Loews Hotels  . . . . . . . . . . . . .        (0.4)        (0.4)      19.4         23.4
  Diamond Offshore  . . . . . . . . . . .         8.3         71.4       44.6        175.7
  Bulova  . . . . . . . . . . . . . . . .         4.5          2.7       12.1         10.3
  Corporate . . . . . . . . . . . . . . .       (24.9)        71.0      (96.0)       125.3
-------------------------------------------------------------------------------------------
  Total . . . . . . . . . . . . . . . . .   $   415.0    $   286.1  $ 1,239.5    $(1,178.3)
===========================================================================================

     Net income (loss) (a):
  CNA Financial:
    Property and casualty  . . . . . . .    $   (14.2)   $   (90.2)   $ 127.0    $  (761.5)
    Life . . . . . . . . . . . . . . . .         18.8          6.5       47.6        144.6
    Group  . . . . . . . . . . . . . . .         28.2         (9.3)      58.8         23.9
    Other Insurance  . . . . . . . . . .         18.9        (44.2)     (44.2)      (763.7)
-------------------------------------------------------------------------------------------
   Total CNA Financial  .. . . . . . . .         51.7       (137.2)     189.2     (1,356.7)
  Lorillard  . . . . . . . . . . . . . .        207.0        229.9      577.6        474.4
  Loews Hotels . . . . . . . . . . . . .         (0.1)         0.1       12.6         15.2
  Diamond Offshore  . .  . . . . . . . .          2.8         22.7       13.2         55.2
  Bulova . . . . . . . . . . . . . . . .          2.3          1.5        6.5          5.7
  Corporate  . . . . . . . . . . . . . .        (23.3)        44.1      (72.9)        75.6
-------------------------------------------------------------------------------------------
  Income from continuing operations  . .        240.4        161.1      726.2       (730.6)
  Discontinued operations-net  . . . . .                       4.6      (31.0)         6.7
  Cumulative effect of changes in
   accounting principles-net . . . . . .                                (39.6)       (53.3)
-------------------------------------------------------------------------------------------

  Total  . . . . . . . . . . . . . . . .    $   240.4    $   165.7    $ 655.6    $  (777.2)
===========================================================================================

  (a) Investment gains (losses) included in Revenues and Net income (loss) are as follows:

                                               Three Months Ended       Nine Months Ended
                                                   September 30,          September 30,
                                            -----------------------------------------------
                                               2002         2001        2002         2001
                                            -----------------------------------------------

Revenues:
  CNA Financial:
    Property and casualty  . . . . . . .    $   (47.8)   $   (22.7)   $ (99.5)   $   590.6
    Life . . . . . . . . . . . . . . . .        (22.8)        11.4      (83.4)       153.5
    Group . . . . . . . . . . . .. . . .          8.4         13.8        9.7         26.8
    Other Insurance  . . . . . . . . . .         86.1         (2.2)      35.8        167.2
-------------------------------------------------------------------------------------------
   Total CNA Financial . . . . . . . . .         23.9          0.3     (137.4)       938.1
  Corporate and other  . . . . . . . . .          2.6         71.9       (7.6)       125.7
-------------------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . . . .    $    26.5    $    72.2    $(145.0)   $ 1,063.8
===========================================================================================

Net income (loss):
  CNA Financial:
    Property and casualty  . . . . . . .    $   (27.1)   $   (13.6)   $ (55.4)   $  290.1
    Life . . . . . . . . . . . . . . . .        (13.2)         6.3      (47.9)       85.0
    Group  . . . . . . . . . . . . . . .          4.9          7.7        5.7        15.1
    Other Insurance  . . . . . . . . . .         50.2         (0.3)      20.7        88.5
-------------------------------------------------------------------------------------------
   Total CNA Financial . . . . . . . . .         14.8          0.1      (76.9)      478.7
  Corporate and other  . . . . . . . . .         (5.7)        44.7      (16.1)       75.7
-------------------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . . . .    $     9.1    $    44.8    $ (93.0)  $   554.4
===========================================================================================

13. Legal Proceedings and Contingent Liabilities:

    INSURANCE RELATED

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

  CNA has determined that a portion of the premiums assumed under the IGI Program related to United States workers compensation "carve-out" business. Some of these premiums were received from John Hancock Financial

Services, Inc. ("John Hancock"). CNA is aware that a number of reinsurers with workers compensation carve-out insurance exposure, including John Hancock, have disavowed their obligations under various legal theories. If one or more such companies are successful in avoiding or reducing their liabilities, then it is likely that CNA's potential liability will also be reduced. Moreover, based on information known at this time, CNA believes it has strong grounds to successfully challenge its alleged exposure on a substantial portion of its United States workers compensation carve-out business, including all purported exposure derived from John Hancock, through legal action.

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

  CNA has established reserves for its estimated exposure under the program, other than that derived from John Hancock, and an estimate for recoverables from retrocessionaires. CNA has not established any reserve for any exposure derived from John Hancock because, as indicated, CNA believes the contract will be rescinded.

  CNA is pursuing a number of loss mitigation strategies with respect to the entire IGI Program. Although the results of these various actions to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such reserve additions will be material to the equity of the Company, although results of operations may be adversely affected.

California Wage and Hour Litigation

  In Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 (coordinated), two former CNA employees, filed lawsuits in Los Angeles Superior Court on behalf of purported classes of CNA employees asserting they worked hours for which they should have been compensated at a rate of 1 1/2 times their base hourly wage over a four-year period. The cases were coordinated and an amended complaint was filed which alleges overtime claims under California law over a four year period. In June 2002, CNA filed a responsive pleading denying the material allegations of the amended complaint. CNA intends to defend this case vigorously. Due to the recent commencement of discovery and the uncertainty of California law as applied to the facts of these cases, the extent of losses beyond any amounts that may be accrued is not readily determinable at this time. Based on facts and circumstances currently known, however, in the opinion of management, the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

  CNA, along with dozens of other insurance companies, is a defendant in sixteen purported class action cases brought by large policyholders, which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance premiums. Fourteen lawsuits were brought as class actions in state courts and one in federal court. Among the claims asserted were violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In two of the cases, the defendants won dismissals on motions and, in three others, class certification was denied after hearing. Plaintiffs voluntarily dismissed their claims in three states. In the federal court case, Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity Insurance Company, et al., Civil Action No. H-98-1484, United States District Court for the Southern District of Texas, the district court certified a multi-state class. The U.S. Court of Appeals for the Fifth Circuit granted leave for an interlocutory appeal. Due to the uncertainty of how the courts may interpret state and federal law as applied to the facts of the cases, the extent of potential losses beyond any amounts that may be accrued is not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management, the outcome will not materially affect the equity of the Company, although the results of operations may be adversely affected.

Other

  See Note 7 for information with respect to claims and litigation involving CNA related to environmental pollution, asbestos and mass torts.

    NON-INSURANCE

TOBACCO RELATED

  Approximately 4,575 product liability cases are pending against cigarette manufacturers in the United States; Lorillard is a defendant in approximately 4,150 of these cases. Lawsuits continue to be filed against Lorillard and other manufacturers of tobacco products. Some of the lawsuits also name the Company as a defendant. Among the 4,575 product liability cases are approximately 1,200 cases pending in a West Virginia court. Another group of approximately 2,800 cases has been brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits and is a defendant in most of the cases pending in West Virginia.

  Excluding the flight attendant and West Virginia suits, approximately 575 product liability cases are pending against U.S. cigarette manufacturers. Of these 575 cases, Lorillard is a defendant in approximately 250 cases. The Company is a defendant in approximately 40 of these actions, although it has not received service of process in approximately 10 of them.

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

  In addition to the above, claims have been brought against Lorillard seeking damages resulting from alleged exposure to asbestos fibers which were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending more than 40 years ago. These cases are generally referred to as "filter cases." Approximately 50 filter cases are pending against Lorillard. The number of pending filter cases has approximately doubled during 2002. The Company is a defendant in three of the pending filter cases.

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

SIGNIFICANT RECENT DEVELOPMENTS

Conventional Product Liability Cases -

  During October of 2002, the California Supreme Court remanded to the California Court of Appeal the case of Henley v. Philip Morris Incorporated, a matter in which a California jury awarded damages to a smoker following a 1999 trial. The Supreme Court directed the Court of Appeal to vacate its 2001 ruling in which it affirmed the judgment entered in plaintiff's favor and directed that the Court of Appeal reconsider its decision in light of the August 2002 order entered by the California Supreme Court that is discussed below. In its 1999 verdict, the jury awarded the plaintiff $1.5 in actual damages and $50.0 in punitive damages, although the trial court reduced the punitive damages award to $25.0. Neither the Company nor Lorillard is a defendant in this matter.

  During September and October of 2002, a jury impaneled by the Superior Court of California, Los Angeles County, returned verdicts in favor of the plaintiff and awarded her $0.9 in actual damages and $28,000.0 in punitive damages in the case of Bullock v. Philip Morris Incorporated. Neither the Company nor Lorillard are defendants in this matter. The court denied Philip Morris' motion to stay entry of the judgment based on the nationwide punitive damages class action certified by the U.S. District Court for the Eastern District of New York that is discussed below under "Significant Recent Developments - Class Action Cases." Philip Morris, the only defendant in the suit at trial, has filed a motion for new trial and a motion for judgment notwithstanding the verdict. The court had not issued a ruling as to these two motions as of November 6, 2002.

  During September of 2002, a jury impaneled by the U.S. District Court for the District of Puerto Rico returned a verdict in favor of the plaintiffs and awarded them $1.0 in actual damages in the case of Figueroa
v. R.J. Reynolds Tobacco Company. Plaintiffs were not permitted to present evidence as to punitive damages as such claims are not permitted in Puerto Rico. Neither the Company nor Lorillard were defendants in this matter. During October of 2002, the U.S. District Judge granted a motion for judgment as a matter of law that was filed by the only defendant in the suit, R.J. Reynolds, and entered a final judgment in favor of the defendant. As of November 6, 2002, plaintiffs had not noticed an appeal from the final judgment.

  During August of 2002, the Florida Second District Court of Appeal affirmed a ruling that granted the defendant's motion for new trial following a jury's verdict in favor of the plaintiff in the case of Jones
v. R.J. Reynolds Tobacco Company. The court of appeal subsequently denied plaintiff's petition for rehearing. Plaintiff has asked the Florida Supreme Court to review these rulings, but the Supreme Court had not granted review as of November 6, 2000. In a 2000 trial, a jury awarded the plaintiff $0.2 in actual damages but declined to award punitive damages. Neither the Company nor Lorillard are defendants in this suit.

  During August of 2002, the California Supreme Court issued two rulings in separate conventional product liability cases in which it addressed the effect of an amendment to a statute in effect in the state between January 1, 1988, and December 31, 1997 (the "immunity period"). In one of its rulings, the California Supreme Court held that the amendment conferred immunity to cigarette manufacturers in product liability actions for conduct engaged in during the immunity period, regardless of when a plaintiff may have sustained or discovered an injury allegedly caused by the cigarette manufacturers. In the second decision issued during August of 2002, the California Supreme Court held that, within the immunity period, immunity does not extend to allegations that the cigarette manufacturers "used additives that exposed smokers to dangers beyond those commonly known to be associated with cigarette smoking." The California Supreme Court did not precisely define the term "additives," nor did it expressly state how the phrase "dangers beyond those commonly known to be associated with cigarette smoking" should be considered. The California Supreme Court's rulings are expected to govern future litigation brought against cigarette manufacturers in California.

  During March of 2002, a jury impaneled by the Circuit Court of Multnomah County, Oregon, returned a verdict in favor of the plaintiff in Schwarz v. Philip Morris Incorporated. The jury awarded plaintiff approximately one hundred nineteen thousand dollars in economic damages, fifty thousand dollars in non-economic damages and $150.0 in punitive damages. Many of plaintiff's claims were directed to allegations that the defendant had made false representations regarding the low tar cigarettes smoked by the decedent. The court granted in part the defendant's motion for elimination or reduction of the punitive damages award and reduced the punitive damages verdict to $100.0. The court denied the defendant's motion for new trial and for judgment notwithstanding the verdict. Philip Morris has noticed an appeal to the Oregon Court of Appeals. Neither the Company nor Lorillard are defendants in this matter.

  During March of 2002, a jury impaneled by the U.S. District Court for the District of Rhode Island returned a verdict in favor of the only defendant in Hyde v. Philip Morris Incorporated. The court denied plaintiffs' motion for new trial. Plaintiffs did not notice an appeal from the judgment in favor of Philip Morris Incorporated. Neither the Company nor Lorillard were defendants in this matter.

  During February of 2002, a jury impaneled by the U.S. District Court for the District of Kansas returned a verdict in favor of the plaintiff in Burton v. R.J. Reynolds Tobacco Company, et al. The jury awarded plaintiff approximately $0.2 in actual damages and found that plaintiff had presented evidence that entitled him to an award of punitive damages from one of the two defendants in the case. Pursuant to Kansas law, the amount plaintiff was awarded in punitive damages was set by the court. During June of 2002, the court awarded plaintiff $15.0 in punitive damages from R.J. Reynolds. R.J. Reynolds' post-trial motions were denied and it has noticed an appeal to the U.S. Court of Appeals for the Tenth Circuit. Neither the Company nor Lorillard are defendants in this matter.

Flight Attendant Cases -

  As of November 6, 2002, verdicts had been returned during 2002 in three flight attendant cases, all of which were tried in the Circuit Court of Dade County, Florida. Defendants, including Lorillard, prevailed in two of the matters, Janoff v. Philip Morris Incorporated, et al. and Tucker v. Philip Morris Incorporated, et al. In the third case, French v. Philip Morris Incorporated, et al., the jury found in favor of the plaintiff and awarded her $5.5 in actual damages, but the trial court granted in part defendants' motion for reduction or elimination of the verdict amount and reduced the award to $0.5. Defendants have noticed an appeal and plaintiff has filed a cross-appeal to the Florida Third District Court of Appeal.

Class Action Cases -

  The Florida Third District Court of Appeal heard argument in defendants' appeal in the case of Engle v. R.J. Reynolds Tobacco Company, et al. on November 6, 2002, and took the appeal under advisement. Defendants' appeal is from the final judgment that reflects the jury's verdicts in favor of the plaintiffs, including its award of approximately $145.0 billion in punitive damages.

  During October of 2002, the Louisiana Supreme Court stayed trial until it resolved two writ applications filed by the plaintiffs in the case of Scott v. The American Tobacco Company, et al. In one of the two applications, plaintiffs are seeking review of a ruling that reversed the trial court's decision removing comparative fault from the case. In the second writ application, the plaintiffs' writ is from a ruling by the Louisiana Court of Appeals holding that individual issues, such as injury, reliance, causation and defendants' affirmative defenses, could not be tried on a class-wide basis. The Supreme Court heard argument of the two petitions during October of 2002 and had not issued a ruling as of November 6, 2002. The trial court impaneled a jury during September of 2002 but it had not begun hearing evidence as of November 6, 2002.

  The Superior Court of California, San Diego County, issued rulings in the case of Daniels v. Philip Morris Incorporated, et al. during September and November of 2002 that granted defendants' motion for summary judgment and denied plaintiffs' motion for relief from the summary judgment ruling. As of November 6, 2002, the parties were negotiating the form of the final judgment to be entered in favor of the defendants.

  During September of 2002, a federal judge in the U.S. District Court for the Eastern District of New York certified the case of In re Simon II as a nationwide, non-opt out class action of punitive damages claims asserted by U.S. residents alleging various specific injuries or medical conditions allegedly caused by smoking cigarettes. Certain individuals were excluded from the class, including those who allege membership in the class certified in the case of Engle v. R.J. Reynolds Tobacco Company, et al., discussed above. The district judge denied defendants' motion to reconsider the class certification ruling. Defendants have sought leave to pursue an interlocutory appeal to the U.S. Court of Appeals for the Second Circuit from the class certification order. As of November 6, 2002, the Second Circuit Court of Appeals had not ruled as to whether it would grant review of the defendants' petition. Trial of this matter has been scheduled for January of 2003, although the district judge has stayed the case. Lorillard is a defendant in this matter. The Company is not a named defendant in plaintiffs' pending amended complaint.

Reimbursement Cases -

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

Tobacco-Related Antitrust Cases -

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

  Lorillard recorded pretax charges of $255.2, $309.0, $842.9 and $890.3 million ($153.7, $188.2, $510.6 and $542.2 million after taxes), for the quarter and nine months ended September 30, 2002 and 2001, respectively, to accrue its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

  In addition, as part of the Master Settlement Agreement, the Original Participating Manufacturers committed to work cooperatively with the tobacco growing community to address concerns about the potential adverse economic impact on that community. On January 21, 1999, the Original Participating Manufacturers reached an agreement to establish a $5,200.0 trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris paid more than its market share in 1999 but will have its payment obligations reduced in 2009 and 2010 to make up for the overpayment. Of the total $5,200.0, a total of $1,211.0 was paid since 1999 through September 30, 2002, of which $113.0 was paid by Lorillard. Lorillard believes its remaining payments under the agreement will total approximately $402.0. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of new increases in state or federal excise taxes on tobacco products that benefit the tobacco growing community.

  The Company believes that the State Settlement Agreements will materially adversely affect its cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in U.S. cigarette sales in the premium price and discount price segments, Lorillard's share of the domestic premium price and discount price cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to significant payment obligations under the State Settlement Agreements. Almost all domestic manufacturers have agreed to become subject to the terms of the Master Settlement Agreement, however, under the terms of the Master Settlement Agreement, manufacturers other than the Original Participating Manufacturers retain much of their cost advantage.

CONVENTIONAL PRODUCT LIABILITY CASES - Conventional product liability cases are cases in which individuals allege they or their decedents have been injured due to smoking cigarettes, due to exposure to environmental tobacco smoke, due to use of smokeless tobacco products, or due to cigarette or nicotine dependence or addiction. Plaintiffs in most conventional product liability cases seek unspecified amounts in compensatory damages and punitive damages. Lorillard is a defendant in approximately 1,275 of these cases. This total includes approximately 1,100 cases pending in West Virginia that are part of a consolidated proceeding. Additional cases are pending against other cigarette manufacturers. The Company is a defendant in six of the cases filed by individuals, although five of the cases have not been served on the Company. The Company is not a defendant in any of the conventional product liability cases pending in West Virginia.

  Since January 1, 2000, 19 cases filed by individual plaintiffs have been tried. Lorillard was a defendant in three of the 19 cases, and juries returned verdicts in favor of the defendants in each of these three matters. The Company was not a defendant in any of the 19 conventional product liability cases tried since January 1, 2000. As of November 6, 2002, trial was proceeding in one matter brought by an individual. Neither the Company nor Lorillard is a defendant in this matter.

  Lorillard was not a defendant in 16 of the individual cases tried since January 1, 2000. Juries have returned verdicts in favor of the defendants in six of the cases. In another of the suits, a court granted the motion for directed verdict filed by the defendant at the conclusion of plaintiff's evidence. Juries have returned verdicts in favor of the plaintiffs in nine cases since January 1, 2000. See "Significant Recent Developments - Conventional Product Liability Cases" above for reports on those cases tried to a verdict during 2002.

In addition to the case of Henley v. Philip Morris Incorporated that is discussed in "Significant Recent Developments - Conventional Product Liability Cases" above, an appeal is pending in one case in which an adverse verdict was returned prior to January 1, 2000. In the case of Williams v. Philip Morris Incorporated, the Oregon Court of Appeals issued an order during June of 2002 that affirmed the jury's verdict in favor of the plaintiff and reinstated the full amount of the $79.5 punitive damages award. The Oregon Court of Appeals denied the defendant's petition for rehearing. The defendant has noticed an appeal to the Oregon Supreme Court. As of November 6, 2002, the Supreme Court had not ruled as to whether it would grant review of the petition. Neither the Company nor Lorillard is a defendant in this matter.

  Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during the remainder of 2002 and beyond. These trials include a consolidated trial of the cases brought by approximately 1,200 West Virginia smokers or users of smokeless tobacco products that is scheduled to begin during June of 2003. Lorillard is a defendant in some of the cases set for trial, including the consolidated West Virginia trial. The trial dates are subject to change.

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

  During October of 2000, the Circuit Court of Dade County, Florida entered an order that may be construed to hold that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. It is not clear how the trial judges will apply this order. The Florida Third District Court of Appeal and the Florida Supreme Court rejected defendants' attempts to appeal this ruling without prejudice as premature. Defendants may seek redress of the October 2000 order in subsequent appeals, including their appeal from the 2002 verdict in favor of the plaintiff in the cases of French v. Philip Morris Incorporated, et al.

  As of November 6, 2002, approximately 10 flight attendant cases were scheduled for trial between January of 2003 and April of 2003. It is possible that several of the flight attendant cases will be tried during 2003 and thereafter.

CLASS ACTION CASES - Certain cases have been filed against cigarette manufacturers, including Lorillard, in which plaintiffs purport to seek class certification on behalf of groups of cigarette smokers. Lorillard is a defendant in approximately 30 of these cases, two of which also name the Company as a defendant. As of November 6, 2002, three of the purported class actions were on appeal. The remaining purported class actions are in the pre-trial, discovery stage, except that trial proceedings are under way in the case of Scott v. The American Tobacco Company, et al. Most of the suits seek class certification on behalf of residents of the states in which the purported class action cases have been filed, although some suits seek class certification on behalf of residents of multiple states. Plaintiffs in all but two of the purported class action cases seek class certification on behalf of individuals who smoked cigarettes or were exposed to environmental tobacco smoke. In one of the two remaining purported class action cases, plaintiffs seek class certification on behalf of individuals who paid insurance premiums. Plaintiffs in the other remaining suit seek class certification on behalf of U.S. residents under the age of 22 who purchased cigarettes as minors and who do not have personal injury claims. Neither Lorillard nor the Company are defendants in approximately 20 additional class action cases pending against other cigarette manufacturers, many of which assert claims on behalf of smokers of "light" cigarettes. Plaintiffs in a few of the reimbursement cases, which are discussed below, also seek certification of such cases as class actions.

  Various courts have ruled on motions for class certification in smoking and health-related cases. In 12 state court cases, which were pending in five states and the District of Columbia, courts have denied plaintiffs' class certification motions. In another 15 cases, cigarette manufacturers have defeated motions for class certification before either federal trial courts or courts of appeal from cases pending in 13 states and the Commonwealth of Puerto Rico. The denial of class certification in a New York federal court case, however, was due to the court's interest in preserving judicial resources for a potentially broader class certification ruling in In re Simon II Litigation. In seven cases in which Lorillard is a defendant, plaintiffs' motions for class certification have been granted and appeals either have been rejected at the interlocutory stage, or, in one case, plaintiffs' claims were resolved through a settlement agreement. These seven cases are Broin (which is the matter concluded by a settlement agreement and discussed under "Flight Attendant Cases"), Engle, Blankenship, Scott, Daniels, Brown and In re Simon II.

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

  In the event that Lorillard, Inc.'s balance sheet net worth falls below $921.2 (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle agreement would terminate and the class would be free to challenge the Florida legislation. As of September 30, 2002, Lorillard, Inc. had a balance sheet net worth of approximately $1,434.2.

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

  Lorillard is a defendant in eight separate lawsuits that are pending in the Florida courts in which the plaintiffs claim that they are members of the Engle class, that all liability issues associated with their claims were resolved in the earlier phases of the Engle proceedings, and that trials on their claims should proceed immediately. Lorillard is opposing trials of these actions on the grounds that they should be considered during Phase Three of the Engle case and should be stayed while the Engle appeal is proceeding. Trial has been held in one of the cases in which Lorillard was not a party. During June of 2002, a jury in the Circuit Court of Dade County, Florida returned a verdict in favor of the plaintiffs and awarded them $0.5 in economic damages, $24.5 in noneconomic damages and $12.5 in damages for loss of consortium. No post-trial motions are scheduled to be filed as a final judgment reflecting the verdict will not be entered until the Engle appeal is resolved.

  Lorillard remains of the view that the Engle case should not have been certified as a class action. Lorillard believes that class certification in the Engle case is inconsistent with the majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard has challenged the class certification, as well as numerous other legal errors that it believes occurred during the trial. The Florida Third District Court of Appeal heard argument in defendants' appeal on November 6, 2002. The Court of Appeal took the appeal under advisement and it is not known when a ruling will be issued. Lorillard believes that an appeal of these issues on the merits should prevail.

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

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the trial court certified a class comprised of residents of the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages. Lorillard is a defendant in the case. Also see "Significant Recent Developments - Class Action Cases" above.

  During December of 2000, the Superior Court of San Diego County, California issued an order in the case of Daniels v. Philip Morris, Incorporated, et al. that granted plaintiffs' motion for class certification on behalf of California residents who, while minors, smoked at least one cigarette between April 1994 and December 31, 1999. Also see "Significant Recent Developments - Class Action Cases" above. Lorillard is a defendant in the case.

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

  During September of 2002, the U.S. District Court for the Eastern District of New York entered an order in the case of In re Simon II that certified a nationwide non-opt out class comprised of the punitive damages claims asserted by individuals who allege certain injuries or medical conditions allegedly caused by smoking. Also see "Significant Recent Developments - Class Action Cases" above.

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

  During September of 2000, the court granted in part and denied in part defendants' motion to dismiss the complaint. The court dismissed plaintiff's claims asserted under the Medical Care Recovery Act as well as those under the Medicare as Secondary Payer provisions of the Social Security Act. The court denied the motion as to plaintiff's claims under the Racketeering Influenced and Corrupt Organizations Act. Plaintiff sought modification of the trial court's order as it related to the dismissal of the Medical Care Recovery Act claim. In an amended complaint filed during February of 2001, plaintiff attempted to replead the Medicare as Secondary Payer claim. In a July 2001 decision, the court reaffirmed its dismissal of the Medical Care Recovery Act claims. The court also dismissed plaintiff's reasserted claims under the Medicare as Secondary Payer Act. The court has denied a motion for intervention and a proposed complaint in intervention filed by the Cherokee Nation Tribe on behalf of a purported nationwide class of American Indian tribes. Trial in this matter is schedule to begin during September of 2004.

  In June of 2001, the government invited defendants in the lawsuit, including Lorillard, to meet to discuss the possibility of a settlement of the government's case. Lorillard participated in one such meeting and no further meetings are scheduled.

Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by 13 nations, 11 Brazilian states, 11 Brazilian cities and one Canadian province. Both the Company and Lorillard are named as defendants in most of the cases. The Company has not received service of process of the cases filed by one of the nations and by one of the Brazilian states. Four of the cases have been voluntarily dismissed. During 2001, a federal court of appeal affirmed orders dismissing three of the cases, and the U.S. Supreme Court denied plaintiffs' petitions for writ of certiorari. During 2001, a Florida court dismissed two of the suits, and the plaintiff in one of the two actions has noticed an appeal. During 2002, the appellate court affirmed the dismissal order. During November 2002, a Texas court dismissed one of the cases filed by a Brazilian state. In addition, Lorillard and the Company were dismissed from three suits that remain pending against other defendants.

  In 1977, Lorillard sold substantially all of its cigarette trademarks outside of the United States and the international business associated with those brands. Performance by Lorillard of obligations under the 1977 agreement reflecting the sale was guaranteed by the Company. Lorillard and the Company have received notice from Brown & Williamson Tobacco Corporation, which claims to be a successor to the purchaser, that indemnity will be sought under certain indemnification provisions of the 1977 agreement with respect to suits brought by various of the foregoing foreign jurisdictions, and in certain cases brought in foreign countries by individuals concerning periods prior to June 1977 and during portions of 1978.

Reimbursement Cases by American Indian Tribes - American Indian tribes are the plaintiffs in three pending reimbursement suits. Each of the cases have been filed in tribal courts. Lorillard is a defendant in each of the cases. The Company is not named as a defendant in any of the pending tribal cases. The three cases are in the pre-trial discovery stage.

Reimbursement Cases by Private Companies and Health Plans or Hospitals and Hospital Districts - Two cases are pending against cigarette manufacturers in which the plaintiffs are not-for-profit insurance companies. Lorillard is a defendant in both pending cases. The Company is not a defendant in either matter. In addition, three cases are pending in which plaintiffs are hospitals or hospital districts. Lorillard is named as a defendant in each of the cases. The Company is not named as a defendant in any of the cases filed by hospitals or hospital districts. In one additional suit, a city governmental entity and several hospitals or hospital districts are plaintiffs. The Company is a defendant in this case.

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

  In addition to the above, the District Court of Jerusalem, Israel, has permitted a private insurer in Israel, Clalit Health Services, to attempt service on the Company and Lorillard with a suit in which Clalit Health Services seeks damages for providing treatment to individuals allegedly injured by cigarette smoking. The Company and Lorillard have separately moved to set aside the order that permitted plaintiff to attempt service of the summonses. As of November 6, 2002, the court had not ruled on the motions to set aside the service.

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

CONTRIBUTION CLAIMS - In addition to the foregoing cases, approximately ten cases are pending in which private companies seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Lorillard is named as a defendant in each action, although it has not received service of process in one of the cases. The Company is named as a defendant in two of the cases but has not received service of process in one of them.

FILTER CASES - A number of cases have been filed against Lorillard seeking damages for cancer and other health effects claimed to have resulted from exposure to asbestos fibers which were incorporated, for a limited period of time, ending more than 40 years ago, into the filter material used in one of the brands of cigarettes manufactured by Lorillard. Approximately 50 filter cases are pending in federal and state courts against Lorillard. The Company is a defendant in three of the pending filter cases. The number of pending filter cases has approximately doubled during 2002. Allegations of liability include negligence, strict liability, fraud, misrepresentation and breach of warranty. Plaintiffs in most of these cases seek unspecified amounts in compensatory and punitive damages. Trials have been held in 15 such cases, including three since January 1, 2000. Juries have returned verdicts in favor of Lorillard in 11 of the 15 trials. Four verdicts have been returned in plaintiffs' favor. In a 1995 trial, a California jury awarded plaintiffs approximately $1.2 in actual damages and approximately $0.7 in punitive damages. In a 1996 trial, another California jury awarded plaintiff approximately $0.1 in actual damages. In a 1999 trial, a Maryland jury awarded plaintiff approximately $2.2 in actual damages. In a 2000 trial, a California jury awarded plaintiffs $1.1 in actual damages and the case was settled prior to a determination of punitive damages.

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

Indirect Purchaser Suits - Approximately 30 suits are pending in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. One indirect purchaser suit, in New York, has been dismissed in its entirety. The Arizona indirect purchaser suit was dismissed by the trial court, but the dismissal was reversed on appeal in May 2002. While one court has granted plaintiff's motion to certify a class of consumers, two other courts have refused to do so, and other motions seeking class certification have been deferred by other courts pending resolution of the federal case discussed above. In Kansas, a Motion to Compel against Lorillard (and one other defendant) seeking certain documents for which Lorillard has claimed privilege is pending before the court. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

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

REPARATION CASES - During 2002, the Company has been named as a defendant in three cases in which plaintiffs seek reparations for the alleged financial benefits derived from the uncompensated use of slave labor. The Company was named as a defendant in these matters as a result of conduct purportedly engaged in by Lorillard and its predecessor corporations. Plaintiffs in these suits seek various types of damages including disgorgement of profits, restitution and punitive damages. Plaintiffs seek class certification on behalf of the descendants of enslaved African Americans. An attempt to serve the Company has been made in one of these matters. During October of 2002, an order was entered by the Judicial Panel on Multidistrict Litigation that transferred certain reparations matters to the U.S. District Court for the Northern District of Illinois for coordinated and consolidated pretrial proceedings. The Company is not a party to these matters, although the Judicial Panel, in its October 2002 order, advised that the cases in which the Company has been named as a defendant may be treated as potential tag-along actions in the Multidistrict Litigation proceeding.


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

  As of September 30, 2002, the Company and its subsidiaries are obligated to make future payments totaling $605.0 for non-cancelable operating leases expiring from 2002 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $30.1 in 2002; $103.4 in 2003; $84.1 in 2004; $75.2 in 2005; and $312.2 in 2006 and beyond.

14. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001 and the statements of operations for the three and nine months and changes in cash flows for the nine months ended September 30, 2002 and 2001.

      Results of operations for the quarter and the first nine months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------------

OVERVIEW

Three Months Ended September 30, 2002 compared with 2001

  The Company reported consolidated net income (including both the Loews Group and Carolina Group) for the 2002 third quarter of $240.4 million, compared to $165.7 million in 2001.

  Consolidated net operating income, which excludes net investment gains and discontinued operations, for the quarter ended September 30, 2002 was $231.3 million, compared to $116.3 million in the third quarter of 2001.

  Net operating income is calculated by deducting net investment gains or losses, discontinued operations and the cumulative effect of a change in accounting principle (after deduction of related income taxes and minority interests), from net income (loss). Analysts following the Company's stock have advised the Company that such information is meaningful in assisting them in measuring the performance of its insurance subsidiaries. In addition, it is used in management's discussion of the results of operations for the insurance related segments due to the significance of the amount of net investment gains or losses. Net operating income is also a common measure throughout the insurance industry. Net realized investment gains are excluded from this operating measure because investment gains or losses related to CNA's available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

  Net income attributable to Loews Common Stock for the third quarter of 2002 amounted to $196.0 million or $1.06 per share, compared to $165.7 million or $0.85 per share in the comparable period of the prior year. Net income in the third quarter of 2002 includes net investment gains attributable to Loews Common Stock of $5.8 million or $0.03 per share, compared to $44.8 million or $0.23 per share in the comparable period of the prior year.

  Net operating income attributable to Loews Common Stock, which excludes net investment gains and discontinued operations, for the quarter ended September 30, 2002, was $190.2 million or $1.03 per share, compared to $116.3 million or $0.60 per share in the comparable period of the prior year. Net income attributable to Carolina Group Stock for the 2002 third quarter amounted to $44.4 million or $1.10 per Carolina Group share.

  Net income and net income attributable to Loews Common Stock for the third quarter of 2001 included losses at CNA of $264.6 million, after taxes and minority interest, related to the September 11, 2001 World Trade Center disaster and related events ("WTC event").

Nine Months Ended September 30, 2002 compared with 2001

  For the nine months ended September 30, 2002 consolidated net income (including both the Loews Group and Carolina Group) amounted to $655.6 million, compared to a net loss of $777.2 million in the comparable period of the prior year.

  The first nine months of 2002 included a loss for discontinued operations at CNA of $31.0 million or $0.16 per share of Loews Common Stock, compared to income from discontinued operations of $6.7 million or $0.03 per share of Loews Common Stock in the comparable period of the prior year. The first nine months of 2002 also included a charge for accounting changes of $39.6 million or $0.21 per share of Loews Common Stock, related to accounting for goodwill and other intangible assets, compared to a charge of $53.3 million or $0.27 per share of Loews Common Stock in the comparable period of the prior year, related to accounting for derivative instruments at CNA.

  Consolidated net operating income, which excludes net investment gains (losses), discontinued operations and accounting changes, was $819.2 million in the first nine months of 2002, compared to a loss of $1,285.0 million in the comparable period of the prior year.

  Net operating income attributable to Loews Common Stock, which excludes net investment (losses) gains, discontinued operations and accounting changes, for the first nine months of 2002, was $720.2 million or $3.82 per share, compared to a loss of $1,285.0 million or $6.54 per share in the comparable period of the prior year.

  The net loss and net loss attributable to Loews Common Stock for the nine months ended September 30, 2001 included a $1.8 billion charge at CNA, after taxes and minority interest, related to a change in estimate of prior year net loss and allocated loss adjustment expense reserves and retrospective premium accruals, the WTC event charge of $264.6 million discussed above, and a $121.0 million after tax charge at Lorillard related to an agreement with the class in the Engle case.

  Net income attributable to Carolina Group Stock for the first nine months of 2002 amounted to $103.8 million or $2.58 per Carolina Group share.

  At September 30, 2002, the book value per share of Loews Common Stock was $61.09, compared to $50.39 at December 31, 2001. The increase in book value per share of Loews Common Stock is primarily due to proceeds from the issuance of the Carolina Group Stock in February 2002 and the Loews Group's net economic interest in the notional intergroup debt receivable from the Carolina Group.

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

  As of September 30, 2002, the outstanding Carolina Group Stock represents a 23.01% economic interest in the economic performance of the Carolina Group. The Loews Group, reflecting the earnings attributable to Loews Common Stock, consists of all the Company's assets and liabilities other than the 23.01% economic interest represented by the outstanding Carolina Group Stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

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

  CNA conducts its operations through five operating groups: Standard Lines, Specialty Lines and CNA Re (these groups comprise the Company's Property-Casualty segment); Group Operations and Life Operations. In addition to these five operating segments, certain other activities are reported in the Other Insurance segment. The Other Insurance segment consists of royalty and administrative service activities related to the personal insurance business that was sold to The Allstate Corporation in 1999, losses and expenses related to centralized adjusting and settlement of asbestos, pollution and mass tort claims, certain insurance operations that are operating in run-off and not conducting new underwriting, interest expense on corporate debt, e-Business initiatives, and intercompany eliminations. These segments reflect the way CNA manages its operations and makes business decisions.

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

  The consolidated operations for the three and nine months ended September 30, 2001 were significantly impacted by the second quarter 2001 prior year reserve strengthening, WTC event, corporate aggregate reinsurance treaties, and restructuring and other related charges. A discussion of these items, along with CNA's current terrorism exposure and description of reserves is presented before the results of operations by business segment.

WTC Event

  During the third quarter of 2001, CNA experienced a severe catastrophe loss estimated at $468.0 million pretax, net of reinsurance, related to the WTC event. The loss estimate is based on a total industry loss of $50.0 billion and includes all lines of insurance. The estimate takes into account CNA's substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. CNA has closely monitored reported losses as well as the collection of reinsurance on WTC event claims. Based on experience to-date, CNA believes its recorded reserves are adequate.

  During the first quarter of 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re's WTC event losses, CNA performed a treaty-by-treaty analysis of exposure. CNA's loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re's cedants. Information available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144.0 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums.

  The WTC event and related items comprising the amounts noted above, for the three and nine months ended September 30, 2001, are detailed by segment in the following table.


                                                             Pretax
                                                           Corporate
                                                            Aggregate       Total        Total
                                             Pretax        Reinsurance      Pretax     After-tax
                          Gross Losses     Net Impact*       Benefit        Impact      Impact
------------------------------------------------------------------------------------------------
                                                                     (In millions)

Standard Lines . . . . . . .  $   375.0      $  185.0       $  108.0        $  77.0      $ 44.0
Specialty Lines  . . . . . .      214.0          30.0           12.0           18.0        11.0
CNA Re . . . . . . . . . . .      662.0         410.0          139.0          271.0       153.0
------------------------------------------------------------------------------------------------
Total property and casualty     1,251.0         625.0          259.0          366.0       208.0
Group Operations . . . . . .      235.0          53.0                          53.0        31.0
Life Operations  . . . . . .       75.0          22.0                          22.0        12.0
Corporate and Other  . . . .       87.0          27.0                          27.0        14.0
-----------------------------------------------------------------------------------------------
Total  . . . . . . . . . . .  $ 1,648.0      $  727.0       $  259.0        $ 468.0      $265.0
================================================================================================

*Pretax impact of the WTC event before the corporate aggregate reinsurance treaties. The pretax net impact includes $85.0 million of reinstatement and additional premiums.

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

  With respect to environmental and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the "absolute pollution exclusion," which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA's pending pollution and mass tort claims and coverage litigation. During the spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was warranted.

  In the area of mass torts, several well-publicized verdicts arising out of bodily injury cases related to allegedly toxic mold led to a significant increase in mold-related claims in 2000 and the first half of 2001. CNA's reserve increase in the second quarter of 2001 was caused in part by this increased area of exposure.

  With respect to other court cases and how they might affect CNA's reserves and reasonable possible losses, the following should be noted. State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers' obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers' loss control inspections of their insured's premises do not give rise to a duty to warn third parties to the dangers of asbestos.

  Examples of unfavorable developments include decisions limiting the application of the "absolute pollution" exclusion; and decisions holding carriers liable for defense and indemnity of asbestos and pollution claims and on a joint and several basis.

  Throughout 2000, and into 2001, CNA experienced significant increases in new asbestos bodily injury claims. In light of this development, CNA formed the view that payments for asbestos claims could be higher in future years than previously estimated. Moreover, in late 2000 through mid-2001, industry sources such as rating agencies and actuarial firms released analyses and studies commenting on the increase in claim volumes and other asbestos liability developments. For example, A.M. Best released a study in May 2001 increasing its ultimate asbestos reserve estimate 63.0% from $40.0 billion to

$65.0 billion, citing an unfunded insurance industry reserve shortfall of $33.0 billion. In June 2001, Tillinghast raised its asbestos ultimate exposure from $55.0 billion to $65.0 billion for the insurance industry and its estimate of the ultimate asbestos liability for all industries was raised to $200.0 billion.

  Also in the 2000 to 2001 time period, a number of significant asbestos defendants filed for bankruptcy, increasing the likelihood that excess layers of insurance coverage could be called upon to indemnify policyholders and creating the potential that novel legal doctrines could be employed which could accelerate the time when such indemnification payments could be due.

  These developments led CNA's claims management to the conclusion that its asbestos reserves required strengthening.

  The non-APMT adverse reserve development was the result of analyses of several lines of business. This development related principally to commercial insurance coverages including automobile liability and multiple-peril, as well as assumed reinsurance and healthcare-related coverages. A brief summary of these lines of business and the associated reserve development is discussed below.

  Approximately $600.0 million of the adverse loss development is a result of several coverages provided to commercial entities. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York.

  The commercial automobile liability analysis indicated increased ultimate loss and allocated loss adjustment expense across several accident years due to higher paid and reported loss and allocated loss adjustment expense resulting from several factors. These factors include uninsured/underinsured motorists coverage in Ohio, a change in the rate at which the average claim size is increasing and a lack of improvement in the ratio of the number of claims per exposure unit, the frequency. First, Ohio courts have significantly broadened the population covered through the uninsured/underinsured motorists' coverage. The broadening of the population covered by this portion of the policy, and the retrospective nature of this broadening of coverage, resulted in additional claims for older years. Second, in recent years, the average claim size has been increasing at less than a 2.0% annual rate. The most recent available data indicates that the rate of increase is now closer to 8.0% with only a portion of this increase explainable by a change in mix of business. Finally, the review completed during the second quarter of 2001 indicated that the frequency for the 2000 accident year was 6.0% higher than 1999. Expectations were that the 2000 frequency would show an improvement from the 1999 level.

  The analyses of general liability and the liability portion of commercial multiple-peril coverages showed several factors affecting these lines. Construction defect claims in California and a limited number of other states have had a significant impact. It was expected that the number of claims being reported and the average size of those claims would fall quickly due to the decrease in business exposed to those losses. However, the number of claims reported during the first six months of 2001 increased from the number of claims reported during the last six months of 2000. In addition to the effects of construction defect claims, the average claim associated with New York labor law has risen to more than $125,000 from less than $100,000, which was significantly greater than previously expected.

  An analysis of assumed reinsurance business showed that the paid and reported losses for recent accident years were higher than expectations, which resulted in management recording net unfavorable development on prior year loss reserves of approximately $560.0 million. Because of the long and variable reporting pattern associated with assumed reinsurance as well as uncertainty regarding possible changes in the reporting methods of the ceding companies, the carried reserves for assumed reinsurance are based mainly on the pricing assumptions until experience emerges to show that the pricing assumptions are no longer valid. The reviews completed during the second quarter of 2001, including analysis at the individual treaty level, showed that the pricing assumptions were no longer appropriate. The classes of business with the most significant changes include excess of loss liability, professional liability and proportional and retrocessional property.

  Approximately $320.0 million of adverse loss development was due to adverse experience in all other lines, primarily in coverages provided to healthcare-related entities. The level of paid and reported losses associated with coverages provided to national long-term care facilities were higher than expected. The long-term care facility business had traditionally been limited to local facilities. In recent years, CNA began to provide coverage to large chains of long-term care facilities. Original assumptions were that these chains would exhibit loss ratios similar to the local facilities. The most recent review of these large chains indicated an overall loss ratio in excess of 500.0% versus approximately 100.0% for the remaining business. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected. The most recent review indicated that the average loss had increased to over $330,000. Prior to this review, the expectation for the average loss was approximately $250,000.

  Concurrent with CNA's review of loss reserves, CNA completed comprehensive studies of estimated premium receivable accruals on retrospectively rated insurance policies and involuntary market facilities. These studies included ground-up reviews of retrospective premium accruals utilizing a more comprehensive database of retrospectively rated contracts. This review included application of the policy retrospective rating parameters to the revised estimate of ultimate loss ratio and consideration of actual interim cash settlement. This study resulted in a change in the estimated retrospective premiums receivable balances.

  As a result of this review and changes in premiums associated with the change in estimates for loss reserves, CNA recorded a pretax reduction in premium accruals of $566.0 million. The effect on net earned premiums was $616.0 million offset by a reduction of accrued commissions of $50.0 million. The studies included the review of all such retrospectively rated insurance policies and the estimate of ultimate losses.

  Approximately $188.0 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results. Accruals for ceded premiums related to other reinsurance treaties increased $83.0 million due to the reserve strengthening. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above.

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

  Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefit reserves and are reported as a reinsurance receivable in the Consolidated Condensed Balance Sheets. CNA has a credit risk exposure with respect to these receivables and has established an estimated allowance for doubtful accounts. The allowance is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions.

  In the event that a specific reinsurer is experiencing difficulties, CNA may engage in commutation discussions. The outcome of such discussions may result in a settlement that is less than the recoverable, net of the allowance for doubtful accounts, and could have an adverse material impact on the Company's results of operations and/or financial condition.

  CNA's overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a "funds withheld" basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer's margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract is recorded as a funds withheld liability. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA's retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Condensed Balance Sheets.

  Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in other net investment income, was $53.0 million and $84.0 million for the third quarter of 2002 and 2001 and $168.0 million and $206.0 million for the nine months ended September 30, 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,904.0 million and $2,724.0 million at September 30, 2002 and December 31, 2001.

  The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

  For 2002, CNA has entered into an aggregate reinsurance treaty covering substantially all of CNA's property and casualty lines of business (the "2002 Cover"). The loss protection provided by the 2002 Cover is dependent on the level of subject premium, but there is a maximum aggregate limit of $1,125.0 million of ceded losses. Maximum ceded premium under the contract is $683.0 million, and premiums, claims recoveries and interest charges other than the reinsurer's margin and related fees are made on a funds withheld basis. Interest is credited on funds withheld at 8.0% per annum, and all premiums are deemed to have been paid as of January 1, 2002. Ceded premium related to the reinsurer's margin in the amount of $2.5 million and $7.5 million was recorded for the 2002 Cover for the three months and nine months ended September 30, 2002.

  The aggregate reinsurance protection from the 2002 Cover attaches at a defined accident year loss and allocated loss adjustment expense (collectively, losses) ratio. Under the contract, CNA has the right to elect to cede losses to the 2002 Cover when its recorded accident year losses exceed the attachment point. This election period expires March 31, 2004. If no losses are ceded by this date, the contract is considered to be commuted. If CNA elects to cede any losses to the 2002 Cover, it must continue to cede all losses subject to the terms of the contract. As of September 30, 2002 CNA has not recorded any ceded losses related to this cover.

  In 1999, CNA entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property and casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 million of ceded losses with an aggregate limit of $1.0 billion of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld accrue at 8.0% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

  The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the WTC event, the limit under this section was exhausted. Additionally, as a result of the significant reserve additions recorded in the second quarter of 2001, the $500.0 million limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500.0 million of aggregate limit on accident years 2000 and 2001 under the first section.

  The impact of the Aggregate Cover on pretax operating results was as follows:

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,              September 30,
                                                ------------------------------------------------
                                                  2002            2001       2002          2001
                                                ------------------------------------------------
                                                                   (In millions)

Ceded earned premiums . . . . . . . . . . . .                  $ (83.0)                $ (543.0)
Ceded claim and claim adjustment expense  . .                    288.0                  1,010.0
Interest charges (included in investment
 income, net of expenses) . . . . . . . . . .   $(13.0)          (11.0)     $(38.0)       (70.0)
------------------------------------------------------------------------------------------------
Pretax impact on operating results  . . . . .   $(13.0)        $ 194.0      $(38.0)    $  397.0
================================================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to the full utilization of the $760.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $618.0 million have been ceded under the CCC Cover through September 30, 2002.

  The impact of the CCC Cover on pretax operating results was as follows:

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                ------------------------------------------------
                                                  2002            2001       2002          2001
                                                ------------------------------------------------
                                                                   (In millions)

Ceded earned premiums . . . . . . . . . . . .   $(39.0)       $(232.0)    $(100.0)    $ (234.0)
Ceded claim and claim adjustment expense  . .     55.0          427.0       148.0        427.0
Interest charges (included in investment
 income, net of expenses) . . . . . . . . . .    (11.0)         (15.0)      (27.0)       (15.0)
------------------------------------------------------------------------------------------------
Pretax impact on operating results  . . . . .   $  5.0         $180.0     $  21.0     $  178.0
================================================================================================

  The impact by operating segment of the 2002 Cover, Aggregate Cover and the CCC Cover on pretax operating results was as follows:

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,              September 30,
                                                ------------------------------------------------
                                                  2002            2001       2002          2001
                                                ------------------------------------------------
                                                                   (In millions)

Standard Lines . . . . . . . . . . . . . .      $(15.0)        $ 201.0     $ (43.0)      $383.0
Specialty Lines  . . . . . . . . . . . . .         8.0            32.0         3.0         26.0
CNA Re . . . . . . . . . . . . . . . . . .
Corporate and Other  . . . . . . . . . . .        (3.0)          141.0        16.0        166.0
------------------------------------------------------------------------------------------------
Pretax impact on operating results . . . .      $(10.0)        $ 374.0     $ (24.0)      $575.0
================================================================================================

2001 Restructuring

  In 2001, CNA finalized and approved two separate restructuring plans. The first plan related to the Company's Information Technology operations (the "IT Plan"). The second plan related to restructuring the property and casualty segments and Life Operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the "2001 Plan").

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

  For the nine months ended September 30, 2001 CNA incurred $62.0 million pretax of restructuring and other related charges for the IT Plan primarily related to employee severance charges and the write-off of impaired assets. There were no charges recorded during the three months ended September 30, 2001.

  The following table summarizes the pretax effect of these costs for the nine months ended September 30, 2001 on CNA's operating segments.


                                                                                   (In millions)

Property and Casualty Operations . . . . . . . . . . . . . . . . . . . . . .               $ 8.0
Life Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                17.0
Other Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                37.0
------------------------------------------------------------------------------------------------
Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $62.0
================================================================================================

  No restructuring and other related charges related to the IT Plan have been incurred in 2002; however, payments were made during the nine months ended September 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining IT Plan accrual at September 30, 2002 and the activity in that accrual since inception. Approximately $5.0 million of the remaining accrual is expected to be paid during the remainder of 2002.

                                                     Employee
                                                    Termination   Impaired
                                                    and Related    Asset     Other
                                                  Benefit Costs   Charges    Costs        Total
------------------------------------------------------------------------------------------------
                                                                  (In millions)

IT Plan initial accrual  . . . . . . . . . . . .      $ 29.0      $ 32.0     $1.0        $ 62.0
Costs that did not require cash in 2001  . . . .                   (32.0)                 (32.0)
Payments charged against liability in 2001 . . .       (19.0)                             (19.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 2001 . . . . . . .        10.0                  1.0          11.0
Payments charged against liability in 2002 . . .        (1.0)                              (1.0)
------------------------------------------------------------------------------------------------
Accrued costs at September 30, 2002  . . . . . .      $  9.0                 $1.0        $ 10.0
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

2001 Plan

  The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units ("SBU"s) in the property and casualty operations, changes in the strategic focus of the Life Operations and consolidation of real estate locations. The reduction in the number of property and casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Life Operations included a decision to discontinue writing variable life and annuity business.

  No restructuring and other related charges related to the 2001 Plan have been incurred in 2002; however, payments were made during the nine months ended September 30, 2002 related to amounts accrued as of December 31, 2001. The following table summarizes the remaining 2001 Plan accrual as of September 30, 2002 and the activity in that accrual since inception. Approximately $29.0 million of the remaining accrual is expected to be paid during the remainder of 2002.



2001 Plan Accrual
                                          Employee
                                        Termination      Lease      Impaired
                                        and Related   Termination    Asset      Other
                                       Benefit Costs     Costs      Charges     Costs     Total
------------------------------------------------------------------------------------------------
                                                              (In millions)

2001 Plan initial accrual  . . . . .    $ 68.0          $ 56.0       $ 30.0    $ 35.0    $189.0
Costs that did not require cash
 in 2001 . . . . . . . . . . . . . .                                            (35.0)    (35.0)
Payments charged against liability
 in 2001 . . . . . . . . . . . . . .      (2.0)                                            (2.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 2001 .      66.0            56.0         30.0               152.0
Costs that did not require cash
 in 2002 . . . . . . . . . . . . . .                                  (25.0)              (25.0)
Payments charged against liability
 in 2002 . . . . . . . . . . . . . .     (50.0)          (11.0)        (1.0)              (62.0)
------------------------------------------------------------------------------------------------
Accrued costs at September 30, 2002     $ 16.0          $ 45.0       $  4.0              $ 65.0
================================================================================================

Reserves - Estimates and Uncertainties

  CNA maintains loss reserves ("reserves") to cover its estimated ultimate unpaid liability for losses and loss adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported. Reserves are reflected as liabilities on the Consolidated Condensed Balance Sheets under the heading "Insurance Reserves." Changes in estimates of reserves are reflected in the Company's Consolidated Condensed Statements of Operations, as incurred losses in the period in which the change arises.

  The level of reserves maintained by CNA represents management's best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are estimates that are derived by CNA, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. Some of the many uncertain future events about which CNA makes assumptions and estimates are claims severity, frequency of claims, economic inflation, the impact of underwriting policy and claims handling practices and the lag time between the occurrence of an insured event and the time it is ultimately settled (referred to in the insurance industry as the "tail").

  CNA's experience has been that the inherent uncertainties of estimating insurance reserves are generally greater for casualty coverages (particularly long-tail casualty risks such as APMT losses) than for property coverages. Estimates of the cost of future APMT claims are highly complex and include an assessment of, among other things, whether certain costs are covered under the policies and whether recovery limits apply, allocation of liability among numerous parties, some of whom are in bankruptcy proceedings, inconsistent court decisions and developing legal theories and tactics of plaintiffs' lawyers. Reserves for property-related catastrophes, both natural disasters and man-made catastrophes such as terrorist acts, are also difficult to estimate. See the discussion of Environmental Pollution and Mass Tort and Asbestos Reserves below, for further information on APMT.

  In addition to the uncertainties inherent in estimating APMT and catastrophe losses, CNA is subject to the uncertain effects of emerging or potential claims and coverage issues, which arise as industry practices and legal, judicial, social, and other environmental conditions change. These issues can have a negative effect on CNA's business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Either development could require material increases in reserves. Examples of emerging or potential claims and coverage issues include: (i) increases in the number and size of water damage claims related to expenses for testing and remediation of mold conditions; (ii) increases in the number and size of claims relating to injuries from medical products, and exposure to lead and radiation related to cellular phone usage; (iii) expected increases in the number and size of claims relating to accounting and financial reporting, including director and officer and errors and omissions insurance claims, in an environment of major corporate bankruptcies; and (iv) a growing trend of plaintiffs targeting insurers in class action litigation relating to claims-handling and other practices. The future impact of these and other unforeseen emerging or potential claims and coverage issues is extremely hard to predict and could materially adversely affect the adequacy of CNA's reserves and could lead to future reserve additions.

  CNA's current reserve levels reflect management's best estimate of CNA's ultimate claims and claim adjustment expenses at September 30, 2002, based upon known facts and current law. However, in light of the many uncertainties associated with making the estimates and assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular and ongoing basis and makes changes as experience develops. CNA may in the future determine that its recorded reserves are not sufficient and may increase its reserves by amounts that may be material, which could materially adversely affect the Company's business and financial condition. Any such increase in reserves would be recorded as a charge against CNA's earnings for the period in which the change in estimate arises.

Terrorism Exposure

  CNA and the insurance industry incurred substantial losses related to the WTC event. For the most part, CNA believes the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished. The public debate following the WTC event centered on the role, if any, the U.S. federal government should play in providing a "terrorism backstop" for the industry. On October 17, 2002, a conference committee of the U.S. Congress produced a bill reconciling two bills formerly passed by the U.S. Senate and House of Representatives. The bill, entitled The Terrorism Risk Insurance Act (the "Act"), establishes a program within the Department of the Treasury, under which the federal government would share the risk of loss from future terrorist attacks with the insurance industry. The Act terminates on December 31, 2005. Each participating insurance company would pay a deductible before federal assistance becomes available. This deductible is based on a percentage of direct premiums for commercial insurance lines from the previous calendar year, and rises from 7.0 percent during the first year to 10.0 percent in year two and 15.0 percent in year three. For losses above a company's deductible, the federal government will cover 90.0%, while companies contribute 10.0%. Losses covered by the program will be capped at $100.0 billion; above this amount, Congress is to determine the procedures for and the source of any payments. Insurance companies providing commercial property and casualty insurance are required to participate in the program. The Act does not cover life or health insurance products. During the first two years of the program, the bill has a mandatory offer requirement for terrorism coverage by insurers. The Secretary of Treasury has discretion to extend this requirement to the third year of the program.

  The Act, if it becomes law, would provide the property and casualty industry with a greater ability to withstand the effect of any terrorist event in the next three years. In addition, the Act may help to encourage reinsurers to offer terrorism coverage on a broader basis than they have been writing following the WTC event.

  To date, however, the U.S. Congress has not enacted the Act. Without any federal backstop in place, CNA is exposed to potentially material losses arising from a future terrorism event. Accordingly, the Company's results of operations and equity could be materially adversely impacted by a future terrorism event. CNA is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions, and the use of reinsurance. CNA is generally prohibited from excluding terrorism exposure from its primary workers compensation, individual life and group life and health policies. CNA's current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

Property and Casualty
---------------------

  CNA conducts its property and casualty operations through the following operating segments: Standard Lines, Specialty Lines and CNA Re. The discussion of underwriting results and ratios reflect the underlying business results of CNA's property and casualty insurance subsidiaries. Underwriting ratios are industry measures of property and casualty underwriting results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums.

  The following table summarizes key components of the Property-Casualty segment operating results for the three and nine months ended September 30, 2002 and 2001.

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,            September 30,
                                                   ---------------------------------------------
                                                     2002         2001        2002       2001
------------------------------------------------------------------------------------------------
                                                                    (In millions)

Net written premiums. . . . . . . . . . . .        $1,828.0    $ 1,390.0    $5,406.0  $ 3,863.0
Net earned premiums . . . . . . . . . . . .         1,700.0      1,362.0     5,096.0    3,375.0
Underwriting loss . . . . . . . . . . . . .          (133.0)      (388.0)     (358.0)  (2,612.0)
Net investment income . . . . . . . . . . .           145.0        227.0       600.0      718.0
Net operating income (loss) . . . . . . . .            12.9        (76.6)      182.4   (1,051.6)

Ratios:
  Loss and loss adjustment expense  . . . .            75.5%        84.6%       74.6%     125.6%
  Expense . . . . . . . . . . . . . . . . .            30.8         41.1        31.2       49.2
  Dividend  . . . . . . . . . . . . . . . .             1.5          2.8         1.2        2.6
------------------------------------------------------------------------------------------------
  Combined  . . . . . . . . . . . . . . . .           107.8%       128.5%      107.0%     177.4%
================================================================================================

2001 adjusted underwriting loss*  . . . . .                     $  (39.0)             $  (348.0)
================================================================================================

2001 adjusted ratios*
  Loss and loss adjustment expense  . . . .                         63.3%                  68.2%
  Expense . . . . . . . . . . . . . . . . .                         36.8                   37.6
  Dividend  . . . . . . . . . . . . . . . .                          2.5                    2.0
------------------------------------------------------------------------------------------------

    Combined  . . . . . . . . . . . . . . .                        102.6%                 107.8%
================================================================================================

* The 2001 adjusted underwriting loss and adjusted ratios exclude the impact of the second quarter 2001 reserve strengthening, the WTC event, net of the related corporate aggregate reinsurance treaties and restructuring and other related charges.


  Net operating results improved $89.5 million for the third quarter of 2002 as compared with the same period in 2001. The impact of the third quarter 2001 WTC event, net of the related corporate aggregate reinsurance treaties benefit, was $207.2 million (after-tax and minority interest).

  Excluding these 2001 significant items, net operating results decreased $117.7 million for the third quarter of 2002 as compared with the same period in 2001. This decrease was due primarily to a decline in net investment income, including a $47.7 million decrease in limited partnership investment income and decreased underwriting results.

  The combined ratio increased 5.2 points for the third quarter of 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results decreased by $94.0 million as compared with the adjusted underwriting results for the same period in 2001. This decline was due to an increase in the loss ratio, partially offset by decreases in both the expense and dividend ratio. The loss ratio increased 12.2 points due to unfavorable net prior year loss reserve development in Specialty Lines, primarily for medical professional business, and CNA Re, primarily for professional liability and fiduciary liability business, and a decreased benefit from the use of reinsurance, including the corporate aggregate reinsurance treaties, partially offset by improved current accident year results primarily related to rate increases and new business across property and casualty operations and favorable net prior year loss reserve development in Standard Lines for involuntary markets and new claims initiatives. The expense ratio decreased
6.0 points primarily as a result of reduced underwriting expenses resulting from decreased head count as a result of the 2001 Plan and other expense reduction initiatives and an increase in the net earned premium base. Also contributing to the decrease in expense ratio was a shift in business mix resulting in a lower commission rate in CNA Re. The dividend ratio decreased
1.0 points due primarily to favorable current accident year dividends and lower adverse dividend reserve development recorded in 2002 in Standard Lines.

  Net written premiums increased $438.0 million for the third quarter of 2002 as compared with the same period in 2001. Third quarter results for 2001 included reductions in net written premiums totaling $229.0 million related to both the WTC event and the corporate aggregate reinsurance treaties from core operations. Excluding these 2001 significant items, net written premiums increased $209.0 million. This increase was due primarily to strong rate increases across the property and casualty operations, lower ceded premiums in Standard Lines, and clients increasing their premium writings above original estimates in CNA Re. These increases were partially offset by the decision made in the third quarter of 2001 to cease new and renewal business writings in the CNA Re U.K. subsidiary, and increased ceded premiums related to the additional cessions to the CCC Cover in CNA Re in 2002.

  Net earned premiums increased $338.0 million for the third quarter of 2002 as compared with the same period in 2001. Third quarter results for 2001 included reductions in net earned premiums totaling $229.0 million related to both the WTC event and the corporate aggregate reinsurance treaties from core operations. Excluding these 2001 significant items, net earned premiums increased $109.0 million due primarily to the increases in net written premiums noted above.

  Net operating results improved $1,234.0 million for the nine months ended September 30, 2002 as compared with the same period in 2001. The impact of the third quarter 2001 WTC event, net of the related corporate aggregate reinsurance treaties benefit, was $207.2 million (after-tax and minority interest). The impact of the third quarter 2001 reserve strengthening, net of the related corporate aggregate reinsurance treaty benefit, was $1,114.9 million (after-tax and minority interest). In addition, net operating results for the nine months ended September 30, 2001 included a $4.4 million loss for restructuring and other related charges.

  Excluding these 2001 significant items, net operating results decreased $92.5 million for the nine months ended September 30, 2002 as compared with the same period in 2001. This decrease was due primarily to a decline in net investment income, including a $48.2 million decrease in limited partnership investment income and decreased underwriting results.

  The combined ratio decreased 0.8 points for the nine months ended September 30, 2002 as compared with the adjusted combined ratio for the same period in 2001, and underwriting results decreased by $10.0 million as compared with the adjusted underwriting results for the same period in 2001. This change was due to decreases in both the expense and dividend ratios, partially offset by an increase in the loss ratio. The loss ratio increased 6.4 points due to unfavorable prior year loss reserve development in Specialty Lines, primarily for medical professional business, and CNA Re, primarily for professional liability and fiduciary liability business, and a decreased benefit from the use of reinsurance, partially offset by improved current accident year results related to rate increases and new business across property and casualty operations. The expense ratio decreased 6.4 points primarily as a result of reduced underwriting expenses resulting from decreased head count as a result of the 2001 Plan and other expense reduction initiatives. Also contributing to the decrease in expense ratio was a shift in business mix resulting in a lower commission rate in CNA Re. The dividend ratio decreased 0.8 points due primarily to favorable current accident year dividends in Standard Lines.

  Net written premiums increased $1,543.0 million for the nine months ended September 30, 2002 as compared with the same period in 2001. The nine months ended September 30, 2001 included reductions in net written premiums totaling $965.0 million related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from the reserve strengthening and the WTC event and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net written premiums increased $578.0 million. This increase was due principally to strong rate increases across the property and casualty operating units, a higher level of new business in Standard Lines and Specialty Lines and clients increasing their premium writings above original estimates in CNA Re. These increases were partially offset by the decision made in the third quarter of 2001 to cease new and renewal business writings in CNA Re U.K.

  Net earned premiums increased $1,721.0 million for the nine months ended September 30, 2002 as compared with the same period in 2001. The nine months ended September 30, 2001 included reductions in net earned premiums totaling $1,251.0 million related to the corporate aggregate reinsurance treaties, additional ceded premiums and a change in estimate for retrospective premium accruals arising from the reserve strengthening and WTC event and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net earned premiums increased $470.0 million due primarily to the increases in net written premiums noted above.

Group
-----

  During the second quarter of 2002, CNA announced the sale of the Claims Administration Corporation and the transfer of the National Postal Mail Handlers Union group benefits plan (the "Mail Handlers Plan") to First Health Group Corporation, effective July 1, 2002. In the third quarter of 2002, CNA recognized a $5.0 million pretax realized loss on the sale of Claims Administration Corporation and $14.0 million pretax of non-recurring fee income related to the transfer of the Mail Handlers Plan.

  Net operating results improved $40.3 million for the third quarter of 2002 as compared with the same period in 2001. Included in the 2001 results was a $30.5 million (after-tax and minority interest) loss related to the WTC event. Excluding this 2001 significant item, net operating results improved $9.8 million due primarily to increased net investment income and the non-recurring fee income related to the transfer of the Mail Handlers Plan. Net earned premiums decreased $552.7 million for the third quarter of 2002 as compared with the same period in 2001. This decline was due primarily to the transfer of the Mail Handlers Plan.

  Net operating income improved $44.3 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in the 2001 results was a $30.5 million loss related to the WTC event. Excluding this 2001 significant item, net operating results improved $13.8 million due primarily to increased net investment income and the non-recurring fee income related to the transfer of the Mail Handlers Plan.

  Net earned premiums decreased $508.0 million for the nine months ended September 30, 2002 as compared with the same period in 2001. This decline was due primarily to the transfer of the Mail Handlers Plan partially offset by an increase in premiums in the disability and long term care products within Group Benefits.

Life
----

  Net operating results improved $31.8 million for the third quarter of 2002 as compared with the same period in 2001. Included in the 2001 results was a $12.2 million (after-tax and minority interest) loss related to the WTC event. Excluding this 2001 significant item, net operating results improved $19.6 million due primarily to improved 2002 Individual Life mortality experience and a decrease in reinsurance charges as compared with 2001, partially offset by unfavorable Long Term Care morbidity in 2002.

  Sales volume decreased $117.0 million for the third quarter of 2002 as compared with the same period in 2001. This decrease was attributable primarily to lower sales of synthetic guaranteed investment contracts and structured settlement annuities, along with reduced sales in the variable products business, which CNA decided to exit in the fourth quarter of 2001. These decreases were partially offset by increased sales in the Long Term Care business. Net earned premiums increased $2.0 million for the third quarter of 2002 as compared with the same period in 2001, attributable primarily to growth in the Long Term Care business partially offset by sales declines in structured settlements.

  Net operating results improved $35.9 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in the 2001 results was a $12.2 million (after-tax and minority interest) loss related to the WTC event and an $9.6 million loss related to restructuring and other related charges. Excluding these 2001 significant items, net operating results improved $14.1 million (after-tax and minority interest) due primarily to higher net investment income and a decrease in reinsurance charges as compared with 2001, partially offset by unfavorable Long Term Care morbidity in 2002.

  Sales volume decreased $695.0 million for the nine months ended September 30, 2002 as compared with the same period in 2001. This decrease was attributable primarily to lower sales of synthetic guaranteed investment contracts and structured settlement annuities, along with reduced sales in the variable products business, which CNA decided to exit in the fourth quarter 2001. These decreases were partially offset by increased sales in the Long Term Care business. Net earned premiums increased $34.0 million for the nine months ended September 30, 2002 as compared with the same period in 2001 attributable primarily to growth in the Long Term Care business partially offset by sales declines in structured settlements and the Retirement Services business.

Other Insurance
---------------

  Net operating results improved $12.6 million for the third quarter of 2002 as compared with the same period in 2001. Included in the 2001 results was a $14.8 million (after-tax and minority interest) loss related to the WTC event related to Group Reinsurance. Excluding the impact of the WTC event, net operating results were comparable to the same period in the prior year. Reduced expenses for e-Business initiatives and improved results for Group Reinsurance were offset by lower net investment income, higher losses related to CNA UniSource and severance and other costs related to changes in senior management during the third quarter of 2002.

  Operating revenues decreased $39.0 million for the third quarter of 2002 as compared with the same period in 2001. This decrease was due primarily to reduced revenues for CNA UniSource and reduced net investment income partially offset by increased net earned premiums in Group Reinsurance.

  Net operating results improved $787.3 million for the nine months ended September 30, 2002 as compared with the same period in 2001. Included in the 2001 results were $695.2 million related to the second quarter 2001 reserve strengthening, including $644.7 million for APMT, $14.8 million related to the WTC event and $20.9 million of restructuring and other related charges. Excluding these 2001 significant items, net operating results improved $56.4 million (after-tax and minority interest) for the nine months ended September 30, 2002 as compared with the same period in 2001. Reduced expenses for e-Business initiatives and improved results for Group Reinsurance were offset by lower net investment income, higher losses related to CNA UniSource and severance and other costs related to changes in senior management during the third quarter of 2002.

  Operating revenues decreased $15.0 million for the nine months ended September 30, 2002 as compared with the same period in 2001. This decrease was due primarily to reduced revenues for CNA UniSource and reduced net investment income partially offset by increased net earned premiums in Group Reinsurance.

  In the second quarter of 2001, CNA planned the disposition of CNA UniSource, a payroll processor and professional employer organization ("PEO"). After exploring possible transactions to dispose of its PEO business, CNA UniSource exited the PEO business as of March 31, 2002. As of that date, substantially all existing PEO client contracts were terminated. After exploring possible transactions to dispose of its payroll business, CNA UniSource has decided to exit the payroll processing business as of December 31, 2002. All obligations related to the PEO operation are being run-off in an orderly manner and the associated costs are included in continuing operations. CNA anticipates additional operating losses from the PEO run-off and payroll operations run-off for the remainder of 2002 and into the first half of 2003.

Environmental Pollution and Mass Tort and Asbestos Reserves

  CNA's property and casualty insurance subsidiaries have actual and potential exposures related to environmental pollution and mass tort and asbestos claims.

  Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by "Potentially Responsible Parties" ("PRP"s). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency ("EPA") and included on its National Priorities List ("NPL"). State authorities have designated many cleanup sites as well.

  Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. The vast majority of these claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an "absolute pollution exclusion." CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2001 or the first nine months of 2002, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the effect upon the Company's results of operations and/or equity.

  Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution claims may vary substantially from the amount currently recorded.

  As of September 30, 2002 and December 31, 2001, CNA carried approximately $526.0 and $617.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net development for the three and nine months ended September 30, 2002 and the three months ended September 30, 2001. Unfavorable environmental pollution and mass tort development for the nine months ended September 30, 2001 amounted to $453.0 million. CNA made environmental pollution-related claim payments and other mass tort related claim payments, net of reinsurance recoveries, of $91.0 and $153.0 million for the nine months ended September 30, 2002 and 2001.

  CNA's property and casualty insurance subsidiaries also have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves many of the same limitations discussed above for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future, and the uncertainties inherent in predicting the number of future claims.

  As of September 30, 2002 and December 31, 2001, CNA carried approximately $1,216.0 million and $1,204.0 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos net claim and claim adjustment expense development for the three and nine months ended September 30, 2002 and the three months ended September 30, 2001. Unfavorable asbestos net claim and claim adjustment reserve development for the nine months ended September 30, 2001 amounted to $769.0 million. CNA had a net $12.0 million receipt of cash related to asbestos in the first nine months of 2002 as reinsurance recoveries collected exceeded claim payments. CNA made asbestos-related claim payments, net of reinsurance recoveries, of $78.0 million for the nine months ended September 30, 2001.

  In the past several years, CNA has experienced significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers, and the addition of new defendants such as the distributors and installers of products containing asbestos. Currently, the majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. It is estimated that approximately 90.0% of the current non-malignant asbestos claimants do not meet the American Medical Association's definition of impairment. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called "unimpaired" claimants may not recover unless at some point the claimant's condition worsens to the point of impairment.

  Since 1982, at least sixty-two companies that mined asbestos, or manufactured or used asbestos-containing products, have filed for bankruptcy. Of these sixty-two companies, twenty-six companies have filed bankruptcy since January 1, 2000. This phenomenon has prompted plaintiff attorneys to file claims against companies that had only peripheral involvement with asbestos. Many of these defendants were users or distributors of asbestos-containing products, or manufacturers of products in which asbestos was encapsulated. These defendants include equipment manufacturers, brake, gasket, and sealant manufacturers, and general construction contractors. According to a comprehensive report on asbestos litigation recently released by the Rand Corporation, over 6,000 companies have been named as defendants in asbestos lawsuits, with 75 out of 83 different types of industries in the United States impacted by asbestos litigation. The study found that a typical claimant names 70 to 80 defendants, up from an average of 20 in the early years of asbestos litigation.

  Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed. CNA is currently attempting to achieve settlements of several of these claims for coverage not subject to aggregate limits. Nevertheless, there can be no assurance any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on the Company's results of operations and/or equity.

  Policyholders have also initiated litigation directly against CNA and other insurers. CNA has been named in Adams v. Aetna, Inc., at. al. (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. In addition, lawsuits have been filed in Texas against CNA and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos. (Boston v. Union Carbide Corp., et al., (District Court of Nueces County, Texas)). It is difficult to predict the outcome or financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted.

  Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented, CNA's abilities to recover reinsurance, future court decisions and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA's results of operations and/or equity.

  CNA reviews each active asbestos account every six months to determine whether changes in reserves may be warranted. CNA considers input from its analyst professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder's present and future exposures (including such factors as claims volume, disease mix, trial conditions, settlement demands and defense costs); the policies issued by CNA (including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles); the existence of other insurance; and reinsurance arrangements.

  The results of operations and equity of CNA in future years may be adversely affected by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as warranted.

Lorillard
---------

  Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

  During the first quarter of 2002, Lorillard adopted Emerging Issues Task Force ("EITF") No. 00-25 and No. 00-14 relating to the classification of vendor consideration and certain sales incentives. As a result, promotional expenses historically included in other operating expenses have been reclassified primarily as reductions of revenues from manufactured products, or to cost of manufactured products sold. Prior period amounts have been reclassified for comparative purposes. Adoption of the EITF issues had no impact on the results of operations and cash flows of Lorillard.

  Revenues decreased by $100.6 and $27.1 million, or 9.3% and 0.9%, and net income decreased by $22.9 million, or 10.0%, and increased by $103.2 million or 21.8%, respectively, for the quarter and nine months ended September 30, 2002, as compared to the corresponding periods of the prior year.

  Revenues and net income for the quarter decreased due to lower net sales and lower investment income. Net sales decreased by $95.5 million for the quarter ended September 30, 2002, as compared to 2001, due to lower unit sales volume of approximately $160.9 million, or 15.2%, assuming prices were unchanged from the prior year. The decline in unit sales volume was partially offset by higher average unit prices which increased revenues by approximately $65.4 million, or 6.2%, including $24.9 million from an increase in federal excise taxes effective January 1, 2002.

  Net income for the nine months ended September 30, 2001, included a charge of $121.0 million related to an agreement with the class in the Engle case. Excluding this charge, net income decreased by $17.8 million, or 3.0%. Revenues and net income for the nine month period decreased due to lower investment income and lower unit sales, partially offset by increased unit prices. Investment income declined by approximately $30.1 million due to lower invested cash balances and reduced yields on investments. Net sales increased by $8.2 million due to higher average unit prices which resulted in an aggregate increase of approximately $177.7 million, or 6.0%, including $71.5 million from an increase in federal excise taxes effective January 1, 2002. The increased unit prices were partially offset by a decline in unit sales volume of approximately $169.5 million, or 5.7%.

  During the quarter and nine months ended September 30, 2002, Lorillard increased its net wholesale price of cigarettes by an average of $5.22 and $6.88 per thousand cigarettes ($0.10 and $0.14 per pack of 20 cigarettes), respectively, or 4.3% and 5.8%, before the impact of any promotional activities. Federal excise taxes are included in the price of cigarettes and on January 1, 2002, the federal excise tax on cigarettes increased by $2.50 per thousand cigarettes ($0.05 per pack of 20 cigarettes) to $19.50 per thousand cigarettes. All of the states also levy excise taxes on cigarettes. Various states and municipalities have proposed, and some have recently passed, increases in their tobacco excise taxes. Such actions may adversely affect Lorillard's volume, net sales and net income.

  The increased unit prices reflect the increase in net wholesale prices, partially offset by promotional expenses, mostly in the form of coupons and other discounts provided to retailers and passed through to the consumer. Increased promotional expenses for the nine months ended September 30, 2002, as compared to the corresponding period of the prior year, partially offset the higher average unit prices in 2002.

  Lorillard's overall unit sales volume decreased 13.2% and 5.0% for the quarter and nine months ended September 30, 2002, as compared to 2001. Newport's unit sales volume decreased by 11.0% and 1.1% for the quarter and nine months ended September 30, 2002. Continued decreases in unit volume for Old Gold and Maverick in the discount segment were also contributing factors.

  The unit volume decrease for the 2002 third quarter, as compared to the corresponding period of the prior year, reflects increased wholesale purchases in June 2002 in anticipation of an increase in State excise taxes. Additionally, the 2002 third quarter as compared with the prior year quarter was negatively impacted by increased wholesale shipments beginning in September 2001 prior to the commencement of a federal excise tax increase in January 2002.

  In addition to the impact of variances in wholesale purchase patterns quarter over quarter, the 2002 third quarter unit volume was adversely impacted by the continued growth of deep discounted brands at the expense of discount brands and premium priced brands; the generally weak economic climate; lower promotional spending in the third quarter of 2002 as compared to the prior year's quarter and ongoing limitations imposed by Philip Morris' merchandising arrangements.

  The decline in unit volume for the 2002 nine month period compared with the 2001 nine month period reflects increased unit volume in the 2001 period in anticipation of the January 2002 increase in the federal excise tax and the generally weak economic conditions, continued market share gains of deep discount products at the expense of discount brands and premium brands and ongoing limitations imposed by Philip Morris' merchandising arrangements.

  Overall, industry unit sales volumes decreased by 2.6% for the nine months ended September 30, 2002. Lorillard's share of wholesale cigarette shipments was 9.33% for the nine months ended September 30, 2002, as compared to 9.57% for 2001. Newport, a premium brand, accounted for approximately 88% of Lorillard's unit sales for the nine months ended September 30, 2002, compared to 85% for the year ended December 31, 2001. Newport's market share of the premium segment was 11.2% for the nine months ended September 30, 2002, compared to 10.9% for the year ended December 31, 2001. The premium brand market share amounted to 73.1% of industry sales for the nine months ended September 30, 2002, as compared to 74.2% in the corresponding period of the prior year.

  Lorillard recorded pretax charges of $255.2, $309.0, $842.9 and $890.3 million ($153.7, $188.2, $510.6 and $542.2 million after-taxes), for the quarter and nine months ended September 30, 2002 and 2001, respectively, to accrue its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. Funds required for these payment obligations have been provided by Lorillard's operating activities.

  The State Settlement Agreements impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes. The Company believes that the implementation of the State Settlement

Agreements will materially adversely affect its consolidated results of operations and cash flows in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in U.S. cigarette sales in the premium and discount segments, Lorillard's share of the domestic premium and discount segments, and the effect of any resulting cost advantage of manufacturers not subject to all of the payments of the State Settlement Agreements. See Note 13 of the Notes to Consolidated Condensed Financial Statements in Part I.

Loews Hotels
------------

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues decreased by $0.7 and $17.5 million, or 1.0% and 7.1%, and net income decreased by $0.2 and $2.6 million, for the quarter and nine months ended September 30, 2002, as compared to the corresponding periods of the prior year.

  Revenues decreased for the quarter ended September 30, 2002, as compared to the corresponding period of the prior year, due primarily to lower other hotel operating revenues and reduced investment income, partially offset by an increase in revenue per available room. Revenue per available room increased by $0.77, or 0.7%, to $110.63 due to higher occupancy rates, partially offset by lower average room rates.

  Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues include, among other items, guest charges for food and beverages, telecommunication services, garage and parking fees.

  Revenues decreased for the nine months ended September 30, 2002, as compared to the corresponding period of the prior year, due primarily to lower other hotel operating revenues, reduced investment income and a decline in revenue per available room. Revenue per available room decreased by $8.19, or 6.4%, to $119.08, primarily due to lower average room rates, partially offset by higher occupancy rates.

  Net income decreased for the quarter and nine month periods due to the lower revenues, partially offset by improved results at the Loews Philadelphia Hotel, lower interest expense, and for the quarter ended September 30, 2002, improved results at the Universal Orlando properties.

Diamond Offshore
----------------

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 54% owned subsidiary of the Company.

  Revenues decreased by $63.7 and $135.5 million, or 26.1% and 19.1%, and net income decreased by $19.9 and $42.0 million, or 87.7% and 76.1%, for the quarter and nine months ended September 30, 2002, respectively, as compared to the corresponding periods of the prior year.

  Revenues from high specification floaters and other semisubmersible rigs decreased by $29.2 and $54.0 million, or 12.0% and 7.6%, for the quarter and nine months ended September 30, 2002, as compared to the corresponding periods of the prior year. The decrease reflects lower dayrates ($17.9 and $26.7 million) and lower utilization ($24.2 and $54.1 million) partially offset by revenues generated by the Ocean Baroness which completed a conversion to a high specification semisubmersible drilling unit ($12.9 and $26.8 million), for the quarter and nine months ended September 30, 2002, as compared to the corresponding periods of the prior year.

  Revenues from jack-up rigs decreased by $29.6 and $64.2 million, or 12.1% and 9.1%, due primarily to decreased dayrates ($17.0 and $41.1 million) and lower utilization ($12.6 and $23.1 million) for the quarter and nine months ended September 30, 2002.

  Revenues from investment income for the quarter and nine months ended September 30, 2002, decreased by $6.5 and $12.5 million, respectively, as compared to the corresponding periods of the prior year, due primarily to lower yields.

  Net income decreased due primarily to the decreased revenues discussed above, and for the nine months ended September 30, 2002, partially offset by lower interest expenses related to a premium paid on early extinguishment of debt in 2001.

Bulova
------

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Revenues increased by $5.5 and $14.5 million, or 15.5% and 14.5%, respectively, for the quarter and nine months ended September 30, 2002. Net income increased $0.8 and $0.8 million or 53.3% and 14.0% for the quarter and nine months ended September 30, 2002. Revenues and net income increased due primarily to the addition of the Wittnauer watch brand, acquired in the third quarter of 2001, increased sales of Harley Davidson licensed product associated with the license agreement signed in May 2001, and increased clock unit sales volume as compared to the corresponding periods of the prior year. These increases were partially offset by unit volume decreases in the Bulova brand as compared to 2001, and a pretax charge of $0.7 and $1.1 million for the quarter and nine months ended September 30, 2002 related to an accrual for environmental remediation costs.

Corporate
---------

  Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, as well as equity earnings from a shipping joint venture, corporate interest expenses and other corporate administrative costs.

  The components of investment gains (losses) included in Corporate operations are as follows:

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                             ------------------------  -------------------------
                                                 2002         2001        2002           2001
                                             ---------------------------------------------------
                                                                (In millions)

Revenues:
  Derivative instruments . . . . . . . .     $  (16.3)      $  0.3       $(19.5)        $  4.5
  Fixed maturities . . . . . . . . . . .         28.0         12.4         35.2           24.3
  Equity securities, including short
   positions . . . . . . . . . . . . . .        (52.0)        50.8        (90.3)          75.8
  Short-term investments, primarily U.S.
   government securities . . . . . . . .         42.9          8.4         67.0           21.1
------------------------------------------------------------------------------------------------
                                                  2.6         71.9         (7.6)         125.7
Income tax (expense) benefit . . . . . .         (1.7)       (25.2)         1.8          (44.0)
Minority interest  . . . . . . . . . . .         (6.6)        (2.0)       (10.3)          (6.0)
------------------------------------------------------------------------------------------------
     Net income (loss) . . . . . . . . .     $   (5.7)      $ 44.7      $ (16.1)        $ 75.7
================================================================================================

  Exclusive of investment gains (losses), revenues decreased $26.5 and $79.3 million and net loss increased $17.0 and $56.7 million for the quarter and nine months ended September 30, 2002, compared to the corresponding periods of the prior year, due primarily to lower revenues from a shipping joint venture reflecting reduced demand and charter rates in the crude oil tanker markets, and lower investment income.

Liquidity and Capital Resources:
-------------------------------

CNA Financial
-------------

  The principal operating cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the nine months ended September 30, 2002 net cash provided by operating activities was $807.0 million as compared with net cash used by operating activities of $698.0 million for the same period in 2001. The improvement related primarily to federal tax refunds received in 2002 as compared to taxes paid in 2001, and decreased net payments for insurance claims in the first nine months of 2002 as compared to 2001.

  Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

  For the nine months ended September 30, 2002, net cash used by investing activities was $636.0 million as compared with net cash provided by investing activities of $345.0 million for the same period in 2001. This decrease was due primarily to purchases of fixed maturity securities and $264.0 million of net proceeds related to the sale of 180 Maiden Lane, New York facility in 2001.

  Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

  For the nine months ended September 30, 2002, net cash used by financing activities was $54.0 million as compared with net cash provided by financing activities of $310.0 million for the same period in 2001. Cash provided by financing activities in 2001 includes the completion of a common stock rights offering by CNA on September 26, 2001, successfully raising $1.0 billion (40.3 million shares sold at $25.00 per share). The Company purchased 38.3 million shares issued in connection with the rights offering for $957.0 million. Additionally, CNA repaid debt of $646.0 million in 2001.

  CNA is monitoring the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. CNA does not anticipate any liquidity problems resulting from these payments. Approximately 37.0%, 36.0% and 22.0% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A, respectively. As of November 1, 2002, CNA has paid $438.0 million in claims and recovered $229.0 million from reinsurers.

  CNA is currently evaluating various capital raising alternatives. Any capital raised in the near-term would be used to refinance debt, which matures in 2003, and to enhance the overall capital position of CNA's insurance subsidiaries. The effects on net income of any near-term capital raising activities on future operations is currently uncertain.

  On September 30, 2002, CNA Surety Corporation ("CNA Surety"), a 64.0% owned and consolidated subsidiary of CNA, entered into a $65.0 million credit agreement with one bank, which consists of a $35.0 million 364-day revolving credit facility and a $30.0 million term loan. As of September 30, 2002, the facility was fully utilized. The credit agreement replaced a $130.0 million revolving credit facility that terminated September 30, 2002. Under the new agreement, CNA Surety pays a facility fee of 12.5 basis points, interest at LIBOR plus 45.0 basis points, and for utilization greater than 50.0% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points.

  Under the former agreement, CNA Surety paid interest on outstanding borrowings based on, among other rates, LIBOR plus the applicable margin. The applicable margin was determined by CNA Surety's leverage ratio (debt to total capitalization). At the termination date of the facility, the applicable margin was 30.0 basis points, including the 10.0 basis point facility fee.

  The terms of the agreement require the assumption by a second bank of $15.0 million of the credit risk by November 30, 2002 or CNA Surety will be required to repay $15.0 million to reduce the amount of the credit facility commitment from $35.0 million to $20.0 million. CNA and CNA Surety have entered into an agreement whereby CNA will lend CNA Surety the amount needed to repay its bank loans, if necessary. CNA Surety is exploring other capital opportunities to repay or refinance $15.0 million of loans, and currently believes that it is reasonably possible that CNA may be required to perform on some portion of its guaranty.

  The terms of CNA's and CNA Surety's credit facilities require CNA and CNA Surety to maintain certain financial ratios and combined property and casualty company statutory surplus levels. At September 30, 2002 and December 31, 2001, CNA and CNA Surety were in compliance with all restrictive debt covenants.

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At September 30, 2002 there were approximately $282.0 million of outstanding letters of credit.

  As of September 30, 2002, CNA had committed approximately $157.0 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

  CNA has a commitment to purchase a $100.0 million floating rate note issued by the California Earthquake Authority in the event California earthquake-related insurance losses exceed $4.9 billion prior to December 31, 2002.

  As of September 30, 2002, CNA is obligated to make future payments totaling $470.0 million for non-cancelable operating leases expiring from 2002 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $27.0 million in 2002; $94.0 million in 2003; $75.0 million in 2004; $66.0 million in 2005; and $208.0 million in 2006 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $25.0 million. Estimated future minimum purchases under these contracts are as follows: $4.0 million in 2002; $11.0 million in 2003; $8.0 million in 2004; and $2.0 million in 2005.

  Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. CNA's insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency's opinion of the insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating. One or more of these agencies could take action in the future to change the ratings of CNA's insurance subsidiaries. If those ratings were downgraded as a result, the Company's results of operations and/or equity could be materially adversely affected.

  The table below reflects ratings issued by A.M. Best, S&P, Moody's and Fitch as of November 13, 2002 for the CCC Pool, the Continental Insurance Company ("CIC") Pool, Continental Assurance Corporation ("CAC") Pool and CNA Group Life Assurance Company ("CNAGLA"). Also rated were CNA's senior debt and The Continental Corporation ("Continental") senior debt.

                     Insurance Financial Strength Ratings                  Debt Ratings
                  ------------------------------------------         ---------------------------
                  Property & Casualty       Life & Group                CNA          Continental
                  -------------------    -------------------         ---------       -----------
                   CCC        CIC           CAC                       Senior           Senior
                   Pool       Pool          Pool      CNAGLA           Debt             Debt
------------------------------------------------------------------------------------------------

A.M. Best           A          A             A         A               BBB              BBB-
Fitch               A          A             AA-       A+              BBB              BBB
Moody's             A3         A3            A2        NR              Baa2             Baa3
                                         (Negative)*
S&P                 A-         A-            A+        NR              BBB-             BBB-
------------------------------------------------------------------------------------------------
NR = Not Rated
* CAC and Valley Forge Life Insurance Company ("VFL") are rated separately by Moody's and both have an A2 rating.

  During the second quarter, the assignment of a new insurance financial strength rating to CNAGLA was the only rating action. A.M. Best assigned an "A" rating and Fitch assigned an "A+" rating with a stable outlook to CNAGLA. Currently, group life and health policies are written in CCC, CAC, and VFL and then assumed through reinsurance by CNAGLA. With the addition of these separate entity specific ratings, CNAGLA has commenced direct writing group insurance policies.

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

  Corporate bonds comprise a significant portion of CNA's investment portfolio. CNA regularly reviews the market value of these securities, and challenges whether an other than temporary decline in value has occurred for securities that are trading below cost. In light of the current volatility in the financial markets and the dramatic impact that several recent accounting scandals have had on specific issuers, the Company may be subject to future impairment losses that could materially adversely impact its results of operations. Any future impairment losses would not have a material impact on the Company's overall equity. See the discussion of CNA's impairment committee in "Investments-Insurance" below.

  CCC is the lead insurance company subsidiary within the CCC Pool and is the main source of CNA dividends. All other insurance companies within the CCC Pool are subsidiaries of CCC and are subject to the dividend rules of their applicable state of domicile. Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department, may be paid only from earned surplus, which is calculated by removing unrealized gains (under which statutory accounting includes cumulative earnings of CCC's subsidiaries) from unassigned surplus. As of September 30, 2002, CCC is in a negative earned surplus position. In February 2002, the Illinois Department approved an extraordinary dividend in the amount of $117.0 million to be used to fund CNA's 2002 debt service requirements. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Illinois Department.

  Prompted, in part, by the negative earned surplus position described above, CNA has embarked on a capital realignment initiative within the CCC Pool, which is excepted to restore CCC's earned surplus to a positive position. This initiative involves the payment of dividends to CCC from the cumulative undistributed earnings of its insurance subsidiaries during the fourth quarter of 2002. This capital realignment initiative is pending regulatory approval from the applicable domiciliary state insurance department of CCC's insurance subsidiaries. As a result of this initiative, it is anticipated that CCC's earned surplus will be restored to a positive level by December 31, 2002.

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

  On July 14, 2000, the jury in Engle v. R.J. Reynolds Tobacco Co., et al. awarded a total of $145.0 billion in punitive damages against all defendants, including $16.3 billion against Lorillard. The judgment also provides that the jury's awards bear interest at the rate of 10% per year. Lorillard remains of the view that the Engle case should not have been certified as a class action. Lorillard believes that class certification in the Engle case is inconsistent with the majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard has challenged the class certification, as well as numerous other legal errors that it believes occurred during the trial. The Florida Third District Court of Appeal heard argument in defendants' appeal on November 6, 2002. The Court of Appeal took the appeal under advisement. The Company and Lorillard believe that an appeal of these issues on the merits should prevail.

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. Lorillard expects its cash payment under the State Settlement Agreements in 2002 to be approximately $1.1 billion. See Note 13 of the Notes to Consolidated Condensed Financial Statements in Part I of this Report for additional information regarding this settlement and other litigation matters.

  The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard's cash provided by operating activities amounted to $681.6 million for the nine months ended September 30, 2002, compared to $1,015.9 million for the prior year. Cash provided by operating activities declined primarily due to the timing of estimated tax payments. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

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

Diamond Offshore
----------------

  At September 30, 2002, cash and marketable securities totaled $946.9 million, down from $1.1 billion at December 31, 2001. Cash provided by operating activities for the nine months ended September 30, 2002 decreased by $17.6 million to $246.9 million, as compared to $264.5 million in 2001.

  During 2002, Diamond Offshore purchased 1,716,700 shares of its common stock at an aggregate cost of $43.4 million. Depending on market conditions Diamond Offshore may, from time to time, purchase shares of its common stock in the open market or otherwise.

  During the first nine months of 2002, Diamond Offshore spent $150.8 million, including capitalized interest expense, for rig upgrades, of which $81.3 million was for the conversion of the Ocean Rover and $31.5 million was for the completion of the conversion of the Ocean Baroness. Diamond Offshore also spent $33.9 million in the first nine months of 2002 to upgrade six jack-up rigs. Diamond Offshore expects to spend approximately $242.0 million for rig upgrade capital expenditures during 2002.

  Diamond Offshore took delivery of the Ocean Baroness in January 2002 and began operating offshore Malaysia in March 2002. The approximate cost of the upgrade was $170.0 million. In January 2002, the Ocean Rover arrived at a shipyard in Singapore for a major upgrade to water depths and specifications similar to the enhanced Ocean Baroness. The estimated cost of this upgrade is approximately $200.0 million with approximately $125.0 million to be spent in 2002. The upgrade is expected to take approximately 19 months to complete with delivery estimated in the third quarter of 2003.

  Diamond Offshore also plans to spend approximately $100.0 million over a two year period to upgrade six of its jack-up rigs. Diamond Offshore expects to finance these upgrades through the use of existing cash balances or internally generated funds.

  During the nine months ended September 30, 2002, Diamond Offshore expended $55.3 million for its continuing rig enhancement program and to meet other corporate capital expenditure requirements. Diamond Offshore expects to spend

$100.0 million for 2002 capital expenditures associated with these items (other than rig upgrades) and other corporate requirements.

  Diamond Offshore currently expects to finance these capital expenditures through the use of existing cash balances or internally generated funds.

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

  On November 5, 2002, Diamond Offshore announced that it signed a memorandum of agreement to purchase the semisubmersible drilling rig Omega for $65.0 million. The agreement is subject to certain conditions and the purchase is expected to be completed in the first quarter of 2003.

Bulova
------

  For the nine months ended September 30, 2002, net cash used from operating activities was $7.1 million as compared with net cash provided of $12.2 million in the comparable period of 2001. The decrease in net cash flow is primarily the result of an increase in the level of accounts receivable related to higher net sales resulting primarily from the introduction of the new Wittnauer brand product line and Harley Davidson licensed product, and an increase in inventory purchases, partially offset by a change in the timing of accounts payable and accrued expenses. Bulova's cash and cash equivalents, and investments amounted to $11.4 million at September 30, 2002, compared to $18.9 million at December 31, 2001.

  Bulova and the Company have a credit agreement which provides, under terms and conditions set forth therein, for unsecured loans to Bulova by the Company from time to time, in principal amounts aggregating up to $50.0 million. Bulova has not utilized this credit agreement since 1995 and there are no amounts outstanding thereunder. Bulova may require working capital advances under this credit agreement to fund its capital expenditures and working capital requirements associated with product line extensions and international expansion efforts.

Majestic Shipping
-----------------

  Subsidiaries of Hellespont Shipping Corporation ("Hellespont"), a 49% owned subsidiary of Majestic Shipping Corporation ("Majestic"), a wholly owned subsidiary of the Company, entered into agreements with a Korean shipyard for the new building of four 442,500 deadweight ton, ultra-large crude carrying ships. These subsidiaries were purchased by Hellespont from Majestic at the Company's carrying value, excluding pretax capitalized interest expense of $3.1 million, in March 2002. In partial consideration for this purchase, Hellespont issued to Majestic a promissory note in the principal amount of

$57.5 million, which remains outstanding. The total cost of the ships is estimated to amount to approximately $360.0 million, to be financed in part by up to an aggregate amount of $200.0 million of bank debt, guaranteed by Hellespont as successor to Majestic. As of September 30, 2002, $100.0 million principal amount of this debt was outstanding. The Company has agreed to provide credit support for this bank debt by making available to the borrowers an operating cash flow credit facility of up to an aggregate amount of $25.0 million, none of which is outstanding.

Parent Company
--------------

  On February 6, 2002, the Company sold 40,250,000 shares of a new class of its common stock referred to as Carolina Group Stock for net proceeds of $1.1 billion. Proceeds from this sale have been allocated to the Loews Group and will be used for general corporate purposes.

  As of September 30, 2002, there were 185,441,200 shares of Loews Common Stock outstanding. During the quarter and nine months ended September 30, 2002, the Company purchased 664,000 and 6,065,600 shares of Loews Common Stock at an aggregate cost of $33.4 and $343.5 million, respectively. During the quarter and nine months ended September 30, 2002, the Company purchased 53,500 and 2,717,876 shares of CNA common stock at an aggregate cost of $1.4 and $73.1 million, respectively. The Company also purchased 340,000 shares of Carolina Group Stock during the quarter ended September 30, 2002, for the account of the Carolina Group, at an aggregate cost of $7.7 million. Depending on market conditions, the Company from time to time may purchase shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

  The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

  The Company is a holding company and derives substantially all of its cash flow from its subsidiaries, principally, Lorillard. The Company relies upon its invested cash balances and distributions from its subsidiaries to generate the funds necessary to meet its obligations and to declare and pay any dividends to its stockholders. The ability of the Company's subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets of such subsidiaries over the claims of the Company and its creditors and stockholders.

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

Insurance
---------

  The components of CNA's net investment income are presented in the following table.

                                                    Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
------------------------------------------------------------------------------------------------
                                                      2002         2001        2002       2001
------------------------------------------------------------------------------------------------
                                                                    (In millions)

Fixed maturity securities:
  Bonds:
   Taxable . . . . . . . . . . . . . . . . .       $  412.0     $ 438.0     $1,284.0   $1,247.0
   Tax-exempt  . . . . . . . . . . . . . . .           49.0        24.0        120.0       86.0
Limited Partnerships . . . . . . . . . . . .          (72.0)       20.0        (28.0)      52.0
Short-term investments . . . . . . . . . . .           17.0        34.0         44.0      113.0
Other, including interest on funds withheld
 and other deposits  . . . . . . . . . . . .          (21.0)      (50.0)       (81.0)     (94.0)
------------------------------------------------------------------------------------------------
Gross investment income  . . . . . . . . . .          385.0       466.0      1,339.0    1,404.0
Investment expense . . . . . . . . . . . . .          (21.0)      (18.0)       (47.0)     (47.0)
------------------------------------------------------------------------------------------------

Investment income, net of expense  . . . . .       $  364.0    $  448.0     $1,292.0   $1,357.0
================================================================================================

  CNA experienced lower net investment income for the three and nine months ended September 30, 2002 as compared with the same periods in 2001. The decrease was due primarily to decreased limited partnership results and lower investment yields, partially offset by reduced interest costs on funds withheld reinsurance contracts. Other investment income includes interest costs on funds withheld reinsurance contracts. (See "Results of Operations by Business Segment - CNA Financial - Reinsurance," above for additional information). The interest cost on these contracts increased significantly in the second and third quarters of 2001 due to ceded losses resulting from the second quarter 2001 reserve strengthening and the WTC event. The decline in limited partnership income was primarily attributable to many of the same factors that impacted the broader financial markets. Limited partnership investment performance, particularly high yield bond and equity strategies, was adversely affected by overall market volatility including concerns over corporate accounting practices and credit deterioration. Based upon current trends, CNA expects limited partnership losses in the fourth quarter of 2002 will likely be less than that reported in the third quarter of 2002. In future quarters, CNA expects to reallocate a portion of its investment in limited partnerships to other investments. The bond segment of the investment portfolio yielded 6.0% in the first nine months of 2002 as compared with 6.4% during the same period in 2001.

  The components of CNA's net investment (losses) gains are presented in the following table:

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,             September 30,
------------------------------------------------------------------------------------------------
                                                     2002          2001        2002       2001
------------------------------------------------------------------------------------------------
                                                                    (In millions)


Investment gains (losses):
Fixed maturity securities:
  U.S. Government bonds . . . . . . . . . .        $ 214.0      $   49.0     $ 263.0   $  156.0
  Corporate and other taxable bonds . . . .         (165.0)        (73.0)     (414.0)     (80.0)
  Tax-exempt bonds  . . . . . . . . . . . .           41.0           7.0        57.0       45.0
  Asset-backed bonds  . . . . . . . . . . .           14.0                      42.0       55.0
  Redeemable Preferred Stock  . . . . . . .          (13.0)                    (28.0)     (21.0)
------------------------------------------------------------------------------------------------

Total fixed maturity securities . . . . . .           91.0         (17.0)      (80.0)     155.0
Equity securities   . . . . . . . . . . . .          (17.0)         39.0        32.0    1,126.0
Derivative securities . . . . . . . . . . .          (44.0)        (29.0)      (78.0)     (26.0)
Other invested assets . . . . . . . . . . .           (6.0)          8.0       (11.0)    (316.0)
------------------------------------------------------------------------------------------------

Total realized investment (losses) gains  .           24.0           1.0      (137.0)     939.0
Income tax benefit (expense)  . . . . . . .           (8.0)         (1.0)       50.0     (390.0)
Minority interest . . . . . . . . . . . . .           (1.0)                     10.0      (71.0)
------------------------------------------------------------------------------------------------

Net investment (losses) gains . . . . . . .        $  15.0                    $(77.0)  $  478.0
================================================================================================

  Net realized investment gains increased $15.0 million for the three months ended September 30, 2002 compared with the same period in 2001. This increase was due primarily to gains on sales fixed maturity and equity securities, partially offset by increased investment impairment losses.

  Net realized investment gains decreased $555.0 million for the nine months ended September 30, 2002 compared with the same period in 2001. This decline was due primarily to a $237.5 million (after-tax and minority interest) increase in impairment losses recorded in 2002 principally on corporate bonds, contrasted with large gains realized in the second quarter of 2001 from closing out the hedge agreements, entered into in early 2000, related to CNA's investment in Global Crossing Ltd. common stock.

  A primary objective in the management of the fixed maturity and equity securities portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or credit and tax considerations. This activity will produce realized gains and losses.

  Substantially all of CNA's invested assets are marketable securities classified as available-for-sale in the accompanying financial statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

  Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value if these assets, it is possible that changes in risks in the near term may materially affect the amounts reported in the Consolidated Condensed Balance Sheets and the Consolidated Condensed Statements of Operations.

  CNA's Impairment Committee (the "Committee") reviews the investment portfolio no less frequently than quarterly for potentially troubled securities. The Committee (comprised of representatives appointed by CNA's Chief Financial Officer) determines which securities are impaired and the extent of the impairment. Each quarter a screening list is prepared, consisting of the securities which fall below certain thresholds. Each security on the list is analyzed by the Committee in light of specific facts and circumstances that may be unique to that security including, but not limited to, the current market value relative to book value, the length of time that the security's market value has been less than book value, the current view of the security's market sector, its underlying circumstances and near term prospects, and CNA's intended holding period. The Committee evaluates available information and concludes if impairment losses are warranted.

  Realized investment losses for the three and nine months ended September 30, 2002, included $222.0 million and $533.0 million pretax of impairment losses as compared with $41.0 million and $124.0 million of pretax impairment losses for the same periods in 2001.

  The impairments recorded in 2002 and 2001 were primarily the result of the continued deterioration in the bond and equity markets and the effects on such markets due to the overall slowing of the economy. These impairment losses were related principally to corporate bonds in the taxable securities asset class of fixed maturity securities and in equity securities.

  For the three months ended September 30, 2002, the impairment losses related primarily to corporate bonds in the communications sector of the market and equities in the financial industry sector. On an aggregate basis, these impairment losses were more than offset by the realized gains in the overall investment portfolio.

  For the three months ended September 30, 2001, the impairment losses related to corporate bonds primarily in the internet communications sector of the market.

  For the nine months ended September 30, 2002, the impairment losses included $129.0 million related to debt securities issued by WorldCom Inc., $74.0 million related to Adelphia Communications Corporation, and $57.0 million for AT&T Canada, all of which recently filed for bankruptcy. The remainder of the impairment losses were primarily in the communications sector. If the deterioration in this and other industry sectors continues in future periods and CNA continues to hold these securities, CNA is likely to have additional impairment losses in the future.

  For the nine months ended September 30, 2001 the impairment losses were primarily in corporate bonds and included $61.0 million related to the internet communications industry sector. The remainder of the impairment losses were primarily in the equity class and medical services industry sectors.

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

  CNA continues to monitor the impairment losses analyses recorded for these businesses and perform updated impairment analyses. Based on these analyses the impairment loss has been reduced by approximately $170.0 million, primarily because the net assets of the businesses had been significantly diminished by their operating losses, including adverse development recognized by CNA Re U.K. in the fourth quarter of 2001.

  In the fourth quarter of 2001, CNA sold certain businesses as planned. The realized after-tax and minority interest loss applicable to these businesses recognized in the second quarter of 2001 was $33.1 million. Revenues of these businesses included in the three and nine months ended September 30, 2001 totaled approximately $6.0 and $28.0 million. These businesses contributed approximately $2.6 million of net operating income and $12.2 million of losses in the three and nine months ended September 30, 2001.

  At September 30, 2002, CNA Re U.K. remained held for sale. On October 31, 2002, CNA completed the sale of CNA Re U.K. to Tawa U.K. Limited, a subsidiary of Artemis Group, a diversified French-based holding company. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below. In October, the sale was approved in the United Kingdom by the Financial Services Authority ("FSA") and by the Illinois Insurance Department. This sale does not impact CNA Re's on-going U.S.-based operations.

  CNA Re U.K. was sold for one dollar, subject to adjustments that are primarily driven by certain operating results and changes in interest rates between January 1, 2002 and October 31, 2002, and realized foreign currency losses recognized by CNA Re U.K. prior to December 31, 2002. CNA has also committed to contribute up to $9.6 million to CNA Re U.K. over a four-year period beginning in 2010 should the FSA deem CNA Re U.K. to be undercapitalized. Due to the various components of the completion adjustments, which are initially prepared by the buyer, the final settlement cannot yet be determined. However, based upon information currently available to CNA, management believes there will be a reduction in the previously recognized impairment loss, which will be reflected as a realized gain when the completion adjustments are finalized.

  Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. will be terminated. As part of the sale, CNA Re U.K.'s net exposure to all IGI Program liabilities will be ceded to CCC. Further, CCC will provide a $100.0 million stop loss cover attaching at carried reserves on CNA Re U.K.'s 2001 underwriting year exposures for which CCC received premiums of $25.0 million.

  The statutory surplus of CNA Re U.K., was below the required regulatory minimum surplus level at December 31, 2001. CCC contributed $120.0 million of capital on March 25, 2002 bringing the capital above the regulatory minimum.

  CNA Re U.K. contributed revenues of approximately $14.0 and $57.0 million for the three months ended September 30, 2002 and 2001, and $57.0 and $220.0 million for the nine months ended September 30, 2002 and 2001. CNA Re U.K. contributed net operating income of $8.1 million and net operating losses of $94.9 million for the three months ended September 30, 2002 and 2001 and net operating income of $11.6 million and net operating losses of $153.2 million for the nine months ended September 30, 2002 and 2001. The assets and liabilities of CNA Re U.K., after including the effects of planned concurrent transactions, were approximately $2.7 and $2.7 billion as of September 30, 2002 and $2.9 and $2.9 billion as of December 31, 2001.

  The businesses sold in 2002, excluding CNA Vida, Claims Administration Corporation and the Mail Handlers Plan, and those that continue to be held for disposition as of September 30, 2002, excluding CNA Re U.K., contributed revenues of approximately $6.0 and $28.0 million for the three months ended September 30, 2002 and 2001, and $35.0 and $95.0 million for the nine months ended September 30, 2002 and 2001. Additionally, these businesses contributed net operating losses of $1.8 and $1.7 million for the three months ended September 30, 2002 and 2001 and $12.5 and $10.4 million for the nine months ended September 30, 2002 and 2001. The assets and liabilities of these businesses were approximately $96.0 and $83.0 million as of September 30, 2002 and $126.0 and $109.0 million as of December 31, 2001. All anticipated disposals are expected to be completed in 2002.

  A summary of CNA's general account investments portfolios, at carrying value, are as follows:

                                                                     Change in
                                                                    Unrealized
                                          September 30, December 31,   Gains
                                               2002        2001       (Losses)
------------------------------------------------------------------------------
                                                      (In millions)

Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies .     $ 3,697.0   $ 5,081.0     $ 250.0
  Asset-backed securities . . . . . . .       7,643.0     7,723.0       199.0
  Tax exempt securities . . . . . . . .       4,785.0     2,720.0       233.0
  Corporate securities  . . . . . . . .       8,389.0     9,587.0       (13.0)
  Other debt securities . . . . . . . .       3,781.0     3,816.0      (213.0)
  Redeemable preferred stock  . . . . .          26.0        48.0        (1.0)
  Options embedded inconvertible debt
   securities . . . . . . . . . . . . .         122.0       189.0
------------------------------------------------------------------------------
     Total fixed maturity securities  .      28,443.0    29,164.0       455.0
Equity securities . . . . . . . . . . .         932.0     1,338.0      (155.0)
Short-term and other investments  . . .       6,805.0     5,324.0        19.0
------------------------------------------------------------------------------
     Total  . . . . . . . . . . . . . .     $36,180.0   $35,826.0     $ 319.0
==============================================================================

                                                    September 30, December 31,
                                                         2002         2001
------------------------------------------------------------------------------
                                                           (In millions)

Short-term and other investments:
  Commercial paper  . . . . . . . . . . . . . . . .     $   775.0   $ 1,194.0
  Money market funds  . . . . . . . . . . . . . . .         918.0     1,641.0
  U.S. Treasury securities  . . . . . . . . . . . .       2,254.0       175.0
  Others  . . . . . . . . . . . . . . . . . . . . .       1,238.0       730.0
Other investments . . . . . . . . . . . . . . . . .       1,620.0     1,584.0
------------------------------------------------------------------------------
     Total short-term and other investments . . . .     $ 6,805.0   $ 5,324.0
=============================================================================

  CNA's general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

  Total net unrealized gain of the general account investments was $664.0 million at September 30, 2002 compared with $345.0 million at December 31, 2001. The unrealized position at September 30, 2002 was composed of a net unrealized gain $650.0 million for fixed maturities and a net unrealized gain of $14.0 million for equity securities. The unrealized position at December

31, 2001 was composed of a net unrealized gain of $194.0 million for fixed maturities, a net unrealized gain of $170.0 million for equity securities and a net unrealized loss of $19.0 million for short-term securities.

Unrealized Gains (Losses) Fixed Maturity and Equity Securities

                                                               September 30, 2002
------------------------------------------------------------------------------------------------
                                                   Cost or     Gross       Gross         Net
                                                  Amortized  Unrealized  Unrealized  Unrealized
                                                    Cost       Gains       Losses    Gain (Loss)
------------------------------------------------------------------------------------------------
                                                                   (In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations
 of government agencies . . . . . . . . . . .    $  3,369.0  $    328.0              $    328.0
Asset-backed securities . . . . . . . . . . .       7,323.0       345.0   $   25.0        320.0
Tax-exempt securities . . . . . . . . . . . .       4,580.0       242.0       37.0        205.0
Corporate securities  . . . . . . . . . . . .       8,384.0       496.0      491.0          5.0
Other debt securities . . . . . . . . . . . .       3,989.0       162.0      370.0       (208.0)
Redeemable preferred stock  . . . . . . . . .          26.0
Options embedded in convertible debt
 securities . . . . . . . . . . . . . . . . .         122.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities . . . . . . .      27,793.0     1,573.0      923.0        650.0
------------------------------------------------------------------------------------------------
Equity securities:
Common stock  . . . . . . . . . . . . . . . .         580.0       188.0      135.0         53.0
Non-redeemable preferred stock  . . . . . . .         338.0         4.0       43.0        (39.0)
------------------------------------------------------------------------------------------------
Total equity securities . . . . . . . . . . .         918.0       192.0      178.0         14.0
------------------------------------------------------------------------------------------------
Total fixed maturity and  equity securities .    $ 28,711.0  $  1,765.0   $1,101.0   $    664.0
================================================================================================

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

                                                                 December 31, 2001
------------------------------------------------------------------------------------------------
                                                   Cost or     Gross       Gross         Net
                                                  Amortized  Unrealized  Unrealized  Unrealized
                                                    Cost       Gains       Losses    Gain (Loss)
------------------------------------------------------------------------------------------------
                                                                   (In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations
 of government agencies . . . . . . . . . . .    $  5,002.0  $   109.0   $   30.0    $     79.0
Asset-backed securities . . . . . . . . . . .       7,603.0      139.0       19.0         120.0
Tax-exempt securities . . . . . . . . . . . .       2,748.0       19.0       47.0         (28.0)
Corporate securities  . . . . . . . . . . . .       9,569.0      247.0      229.0          18.0
Other debt securities . . . . . . . . . . . .       3,811.0      152.0      147.0           5.0
Redeemable preferred stock  . . . . . . . . .          48.0        1.0        1.0
Options embedded in convertible debt
 Securities . . . . . . . . . . . . . . . . .         189.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities . . . . . . .      28,970.0      667.0      473.0         194.0
------------------------------------------------------------------------------------------------
Equity Securities:
Common Stock  . . . . . . . . . . . . . . . .         820.0      326.0      150.0         176.0
Non-redeemable preferred stock  . . . . . . .         348.0       17.0       23.0          (6.0)
------------------------------------------------------------------------------------------------
Total equity securities . . . . . . . . . . .       1,168.0      343.0      173.0         170.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity securities  .    $ 30,138.0  $ 1,010.0   $  646.0    $    364.0
================================================================================================

  At September 30, 2002 CNA held fixed maturity and equity securities with a net unrealized gain of $664.0 million. Included in this amount were gross unrealized losses of $1,101.0 million which were more than offset by gross unrealized gains of $1,765.0 million. As previously described, CNA's Impairment Committee continually reviews the makeup of securities in an unrealized position for potential impairments. At September 30, 2002 the average market value of the securities in an unrealized loss position was 82.0% of cost or amortized cost as applicable.

  At December 31, 2001 CNA held fixed maturity and equity securities with an aggregate net unrealized gain of $364.0 million. Included in this amount were gross unrealized losses of $646.0 million, which were more than offset by gross unrealized gains of $1,010.0 million. At December 31, 2001 the average market value of the securities in an unrealized loss position was 94.0% of cost or amortized cost as applicable.

  CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 92.0% of which were rated as investment grade at both September 30, 2002 and December 31, 2001.

  At both September 30, 2002 and December 31, 2001, approximately 97.0% of the general account portfolio were U.S. Government agencies or were rated by Standard & Poor's ("S&P") or Moody's Investors Service ("Moody's"). The

remaining bonds were rated by other rating agencies, outside brokers or CNA management.

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

  Included in CNA's general account fixed maturity securities at September 30, 2002 are $7,643.0 million of asset-backed securities, at fair value, consisting of approximately 73.0% in collateralized mortgage obligations ("CMOs"), 13.0% in corporate asset-backed obligations 9.0% in U.S. Government agency issued pass-through certificates, and 5.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

  Other invested assets include investments in limited partnerships and certain derivative securities. CNA's limited partnership investments are recorded at fair value and typically reflect a reporting lag of up to three months. Fair value of CNA's limited partnership investments represents CNA's equity in the partnership's net assets as determined by the general partner. The carrying value of CNA's limited partnership investments was $1,334.0 and $1,307.0 million as of September 30, 2002 and December 31, 2001.

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

Accounting Standards
--------------------

  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. Adoption of these provisions will not have a material impact on the equity or results of operations of the Company.

  In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". CNA adopted the provisions of SFAS No. 146 for all disposal activities initiated after June 30, 2002. The adoption of SFAS No. 146 did not have a significant impact on the results of operations or equity of the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
        -----------------------------------------------------------

  The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by the Company at September 30, 2002 and December 31, 2001, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The

Company may manage risk by buying or selling instruments or entering into offsetting positions.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at September 30, 2002 and December 31, 2001, with all other variables held constant.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on September 30, 2002 and December 31, 2001 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

  The Company's long-term debt as of September 30, 2002 and December 31, 2001 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $380.8 and $395.0 million at September 30, 2002 and December 31, 2001, respectively. A 100 basis point decrease would result in an increase in market value of $448.7 and $464.6 million at September 30, 2002 and December 31, 2001, respectively.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds, and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at September 30, 2002 and December 31, 2001, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at September 30, 2002 and December 31, 2001.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:                Fair Value Asset (Liability)          Market Risk
------------------------------------------------------------------------------------------------
                                        September 30, December 31,    September 30, December 31,
                                                 2002         2001           2002          2001
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities . . . . . . . . . . . .   $ 434.1      $ 290.1         $(109.0)      $(73.0)
  Options - purchased . . . . . . . . . . .      27.0         17.5             1.0          6.0
          - written   . . . . . . . . . . .     (26.4)        (7.8)            6.0         (3.0)
  Index futures - long                                                        (1.0)        (2.0)
  Short sales . . . . . . . . . . . . . . .    (171.0)      (193.4)           43.0         48.0
  Separate Accounts - Equity securities (a)       9.4         11.7                         (2.0)
                    - Other invested assets     317.5        342.1            (6.0)        (6.0)
Interest rate (2):
  Fixed maturities  . . . . . . . . . . . .     285.5        677.8           (14.0)       (27.0)
  Short sales on government securities  . .    (501.8)                       (43.0)
  Options on government securities - short                    (2.5)                        (2.0)
  Euro futures - long . . . . . . . . . . .                                   19.0
               - short  . . . . . . . . . .                                  (43.0)
  Separate Accounts:
    Fixed maturities  . . . . . . . . . . .     172.3        308.4             4.0         (5.0)
    Short-term investments  . . . . . . . .     108.8
Commodities:
  Gold (3):
    Options - purchased . . . . . . . . . .       1.2          2.6            (1.0)        (3.0)
            - written . . . . . . . . . . .      (1.3)        (0.4)            1.0
------------------------------------------------------------------------------------------------

Note:  The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%,
       (2) a decrease in interest rates of 100 basis points at September 30, 2002 and an increase in interest rates of 100 basis points at December 31, 2001 and (3) an increase in gold prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)    In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(132.0) and $(217.0)
       at September 30, 2002 and December 31, 2001, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:                Fair Value Asset (Liability)          Market Risk
------------------------------------------------------------------------------------------------
                                        September 30,  December 31,  September 30,  December 31,
                                                2002          2001           2002          2001
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities:
    General accounts (a) . . . . . . . . .  $   932.3     $ 1,338.4      $  (230.0)   $  (322.0)
    Separate accounts  . . . . . . . . . .      105.8         148.6          (26.0)       (37.0)
  Other invested assets  . . . . . . . . .    1,430.7       1,306.9         (161.0)      (134.0)
  Separate accounts - Other invested assets     384.3         533.0          (96.0)      (133.0)
Interest rate (2):
  Fixed maturities (a) (b) . . . . . . . .   28,807.5      30,513.2       (1,763.0)    (1,533.0)
  Short-term investments (a) . . . . . . .   10,509.3       6,734.8           (8.0)        (1.0)
  Other derivative securities  . . . . . .        5.3          16.3           46.0        (19.0)
  Separate accounts (a):
    Fixed maturities   . . . . . . . . . .    1,947.3       2,038.8         (105.0)      (120.0)
    Short-term investments . . . . . . . .      104.0          98.0
  Long-term debt . . . . . . . . . . . . .   (5,756.2)     (5,399.0)
------------------------------------------------------------------------------------------------

Note:  The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2)
       an increase in interest rates of 100 basis points.

(a)    Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(288.0), and $(114.0) at September 30, 2002 and December 31, 2001, respectively.
(b)    Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(18.0) and $(50.0) at September 30, 2002 and December 31, 2001,
       respectively.

Item 4. Controls and Procedures

  The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to the Company's management on a timely basis to allow decisions regarding required disclosure.

  The Company's principal executive officer and principal financial officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days prior to the date of this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have each concluded that the Company's disclosure controls and procedures are adequate for their intended purpose.

  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

  1. CNA is involved in various lawsuits including environmental pollution claims. Information involving such lawsuits is incorporated by reference to
Note 9 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2. As noted in Item 3 Legal Proceedings of the Company's Report on Form 10-K for the year ended December 31, 2001, Lorillard is defendant in various lawsuits seeking damages for cancer and health effects claimed to have resulted from the use of cigarettes or from exposure to tobacco smoke. Information involving such lawsuits is incorporated by reference to such Item 3 Legal Proceedings. The Company is a defendant in some of these cases. Material developments in relation to the foregoing are described below and incorporated by reference to Note 13 of the Notes to Consolidated Condensed Financial Statements in Part I.

CLASS ACTIONS -

  In the case of Anderson v. The American Tobacco Company, Inc., et al. (U.S. District Court, Middle District, Tennessee, filed May 23, 1997), the case has been transferred from the District Court for the Eastern District of Tennessee to the Middle District. Plaintiffs have amended their complaint and now assert reimbursement claims on behalf of Tennessee taxpayers and no longer assert claims on behalf of Tennessee smokers. In their amended complaint, plaintiffs withdrew their claims against the Company.

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

  In the case of Daniels v. Philip Morris Companies, Inc., et al. (Superior Court, San Diego County, California, filed April 2, 1998), this matter is discussed under "Legal Proceedings and Contingent Liability - Non-Insurance, Tobacco Related - Class Actions."

  In the case of Decie v. The American Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed April 21, 2000), plaintiffs have voluntarily dismissed the case.

  In the case of Ebert v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed August 9, 2000), the plaintiffs have voluntarily dismissed the suit. The Company was named as a defendant in this matter. None of the defendants ever received service of process.

  In the case of Engle v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Dade County, Florida, filed May 5, 1994), this matter is discussed under "Legal Proceedings and Contingent Liability - Non-Insurance, Tobacco Related - Class Actions."

  In the case of In re Simon II (U.S. District Court, Eastern District, New York, filed - 2000), this matter is discussed under "Legal Proceedings and Contingent Liability - Non-Insurance, Tobacco Related - Significant Recent Developments - Class Action Cases."

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

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), this matter is discussed under "Legal Proceedings and Contingent Liabilities - Non-Insurance, Tobacco Related - Significant Recent Developments - Class Action Cases."

  In the case of Simon v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed April 9, 1999), the court has entered the parties' stipulation of dismissal of the matter.

  In the case of Trivisonno v. Philip Morris, Incorporated, et al. (U.S. District Court, Northern District, Ohio, filed on or about January 14, 2002), the court entered an order during July of 2002 that granted defendants' motion to dismiss the case and entered final judgment in favor of the defendants.

  In the case of Vandermeulen v. Philip Morris Companies, Inc., et al. (Circuit Court, Wayne County, Michigan, filed September 18, 2000), the court entered the parties' stipulation of dismissal.

The following additional Class Action Cases have been filed:

  The case of Birchall v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed July 10, 2002).

  The case of Goldfarb v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed July 25, 2002).

  The case of Ellington v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed July 31, 2002).

  The case of Vandina v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed July 31, 2002).

  The case of Vavrek v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed July 31, 2002).

  The case of Martinez v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 4, 2002).

  The case of Ginsburg v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 6, 2002).

  The case of Hamil v. Philip Morris Incorporated, et al (U.S. District Court, Nevada, filed September 6, 2002).

  The case of Ramsden v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 6, 2002).

  The case of Deller v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 9, 2002).

  The case of Hudson v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 9, 2002).

REIMBURSEMENT CASES -

U.S. Local Governmental Reimbursement Cases -

  In the case of County of Wayne v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, Michigan, filed December 6, 1999), the court has entered the parties' stipulation of dismissal with prejudice.

Reimbursement Cases Filed in U.S. Courts by Foreign Governments -

  In the case of Republic of Venezuela v. Philip Morris Companies, et al. (Circuit Court, Dade County, Florida, filed January 27, 1999), the Florida Third District Court of Appeal has affirmed the final judgment entered in favor of the defendants by the trial court. Plaintiff has filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. As of November 6, 2002, the court had not issued a ruling on plaintiff's petition. The Company is a defendant in the case but never received service of process.

  In the case of State of Rio de Janeiro of the Federative Republic of Brazil
v. Philip Morris Companies, et al. (District Court, Angelina County, Texas, filed July 12, 1999), the court granted all motions filed separately by each defendant that contested the court's jurisdiction over the defendants under the claims asserted by the plaintiff. The Company was a defendant in this matter. As of November 6, 2002, the deadline for the plaintiff to seek any relief from the rulings that dismissed the case had not expired.

Private Citizens' Reimbursement Cases -

  In the case of Anderson v. The American Tobacco Company, Inc., et al. (U.S. District Court, Middle District, Tennessee, filed as a smoking and health class action on May 23, 1997; amended complaint filed in order to pursue claims on behalf of Tennessee tax payers filed July 26, 2002), plaintiffs amended their complaint and now assert reimbursement claims on behalf of Tennessee tax payers and no longer assert claims on behalf of Tennessee smokers. In their amended complaint, plaintiffs withdrew their claims against the Company.

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

  In the case of Temple v. The State of Tennessee, et al. (U.S. District Court, Middle District, Tennessee, filed as individual smoking and health case on February 7, 2000; amended complaint filed in order to expand plaintiffs' claims, September 11, 2000), plaintiffs have amended their complaint and have withdrawn their claims against the Company.

Reimbursement Case Filed by American Indian Tribes -

  In the case of The Alabama Coushatta Tribe of Texas v. American Tobacco Company, et al. (U.S. District Court, Eastern District, Texas, filed August 30, 2000), the U.S. Court of Appeals for the Fifth Circuit entered an order during 2002 that affirmed the final judgment entered in defendants' favor by the trial court during 2001. The Court of Appeals subsequently denied plaintiff's petition for rehearing.

Reimbursement Cases Filed by Hospital District -

The following additional Hospital District Reimbursement Case has been filed:

  Jefferson County [Alabama] v. Philip Morris, Inc., et al. (Circuit Court, Jefferson County, Alabama, filed October 10, 2002).

Reimbursement Cases Filed by Private Companies -

  In the case of Group Health Plan, Inc., et al. v. Philip Morris
Incorporated, et al. (U.S. District Court, Minnesota, filed March 11, 1998), plaintiffs have noticed an appeal to the U.S. Court of Appeal for the Eighth Circuit from the trial court's order that granted defendants' motion for summary judgment.

The following additional Private Company Reimbursement Case has been filed:

  Clalit Health Services v. Philip Morris Inc., et al. (District Court, Jerusalem, Israel, motion to issue summons to Loews and Lorillard granted during 2002). The Company is a purported defendant in this action. The Company and Lorillard have filed motions to set aside the court's order that permitted attempted service of the summonses directed to them.

Reimbursement Cases Filed by Labor Unions -

  In the case of Bergeron, et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Eastern District, New York, filed September 29, 1999), the court has entered the parties' stipulation of dismissal with prejudice. The Company was a defendant in the case. Plaintiffs were the trustees of the Massachusetts State Carpenters Health Benefits Fund.

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

  In the case of Keene Creditors Trust v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York, filed December 19, 1997), plaintiff has voluntarily dismissed the case. The Company was a defendant in this matter.

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

Reparation cases:

The following Reparation Cases have been filed:

Bankhead v. Lloyd's of London, et al. (U.S. District Court, Southern District, New York, filed September 3, 2002). The Company has not received service of process of this matter.

Hurdle v. Fleetboston Financial Corporation, et al. (U.S. District Court, Northern District, California, filed September 10, 2002). The Company has not received service of process of this matter.

Johnson v. AETNA Life Insurance Company, et al. (U.S. District Court, Eastern District, Louisiana, filed September 3, 2002). The Company is a named defendant in this matter.

Item 5. Other Information
        -----------------

  On October 31, 2002 CNA consummated the sale of its wholly owned United Kingdom subsidiaries of CNA Re ("CNA Re U.K.") to Tawa U.K. Limited, a subsidiary of Artemis Group, a French conglomerate, pursuant to the share purchase agreement dated July 15, 2002. The Company has prepared pro forma financial statements in accordance with Item 2 of Form 8-K, which are included as exhibits to this Report.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)  Exhibits--

                      Description of Exhibit                            Number
                      ----------------------                            ------

Share Purchase Agreement dated as of October 31, 2002 by and
 between CNA and Tawa U.K. Limited . . . . . . . . . . . . . . . . .       2.1

   Pro Forma Financial Statements and Footnotes  . . . . . . . . . .      99.1

   Pro Forma Consolidated Condensed Balance Sheet at
    September 30, 2002 (Unaudited)

   Pro Forma Consolidated Condensed Statements of Operations for the Year Ended December 31, 2001 (Unaudited)

   Pro Forma Consolidated Condensed Statements of Operations for the Nine Months Ended September 30, 2002 (Unaudited)

(b) Current reports on Form 8-K -- On August 13, 2002, Registrant filed a report on Form 8-K regarding statements under oath of the Principal Executive Officer and Principal Financial Officer in connection with the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002.

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


                                                     LOEWS CORPORATION
                                                     -------------------------
                                                     (Registrant)





Dated:  November 13, 2002                         By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial
                                                     officer)

CERTIFICATIONS

I, James S. Tisch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Loews Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 13, 2002                         By  /s/ James S. Tisch
                                                     -------------------------
                                                     JAMES S. TISCH
                                                     President and
                                                     Chief Executive Officer

CERTIFICATIONS

I, Peter W. Keegan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Loews Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 13, 2002                         By  /s/ Peter W. Keegan
                                                     -------------------------
                                                     PETER W. KEEGAN
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                       119
1