Form 10-K
period 2002-12-31
LOEWS CORP
filed 2003-03-27
CIK 60086

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K


[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 2002

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

Loews Common Stock, par value $1.00 per share          New York Stock Exchange
Carolina Group Stock, par value $0.01 per share        New York Stock Exchange
3 1/8% Exchangeable Subordinated Notes Due 2007        New York Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                      Yes   X                          No
                          -----                           -----

  The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $8,375,100,000.

  As of March 14, 2003, 185,441,200 shares of Loews common stock and 39,910,000 shares of Carolina Group stock were outstanding.

                       Documents Incorporated by Reference:

  Portions of the definitive Loews Corporation Notice of Annual Meeting of Stockholders and Proxy Statement intended to be filed by Registrant with the Commission prior to April 30, 2003 are incorporated by reference into Part III.

==============================================================================

                               LOEWS CORPORATION

                          INDEX TO ANNUAL REPORT ON
                           FORM 10-K FILED WITH THE
                      SECURITIES AND EXCHANGE COMMISSION

                     For the Year Ended December 31, 2002


Item                                                                      Page
 No.                                PART I                                 No.
----                                                                      ----
  1   BUSINESS
        Carolina Group Tracking Stock                                        3
        CNA Financial Corporation                                            4
        Lorillard, Inc.                                                     13
        Loews Hotels Holding Corporation                                    19
        Diamond Offshore Drilling, Inc.                                     20
        Bulova Corporation                                                  23
        Other interests                                                     23
        Available information (www.loews.com)                               24
  2   PROPERTIES                                                            24
  3   LEGAL PROCEEDINGS                                                     24
  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   26
      EXECUTIVE OFFICERS OF THE REGISTRANT                                  26

                                   PART II

  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED                  26
      STOCKHOLDER MATTERS
  6   SELECTED FINANCIAL DATA                                               28
  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND       29
      RESULTS OF OPERATIONS
  7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            89
  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           92
  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING          186
      AND FINANCIAL DISCLOSURE

                                  PART III

      Certain information called for by Part III (Items 10, 11, 12 and 13) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

  14  CONTROLS AND PROCEDURES                                              186

                                   PART IV

  15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K     186


                                   PART I

Item 1. Business.

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation, a 90% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 54% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary).

  Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  Information relating to the major business segments from which the Company's consolidated revenues and income are derived is contained in Note 22 of the Notes to Consolidated Financial Statements, included in Item 8.

                        CAROLINA GROUP TRACKING STOCK

  On February 6, 2002 the Company sold 40,250,000 shares of a new class of its common stock, referred to as Carolina Group Stock, for net proceeds of $1.1 billion. See Note 6 of the Notes to Consolidated Financial Statements, included in Item 8.

  The Carolina Group stock, commonly called a tracking stock, is designed to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The Company has attributed the following assets and liabilities to the Carolina Group:

  (a)  the Company's 100% stock ownership interest in Lorillard, Inc.;

  (b) notional, intergroup debt owed by the Carolina Group to the Loews Group, bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021 (as of March 14, 2003, $2.4 billion was outstanding);

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

  As of March 14, 2003, 39,910,000 shares of Carolina Group stock are outstanding reflecting an approximately 23.01% economic interest in the Carolina Group.

  The Loews Group consists of all of the Company's assets and liabilities other than the 23.01% economic interest in the Carolina Group represented by the outstanding Carolina Group stock, and includes as an asset the notional intergroup debt of the Carolina Group referred to above.

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

                         CNA FINANCIAL CORPORATION

  CNA Financial Corporation (together with its subsidiaries, "CNA") was incorporated in 1967 and is an insurance holding company whose primary subsidiaries consist of property and casualty and life and group insurance companies. CNA's property and casualty insurance operations are conducted by Continental Casualty Company ("CCC"), incorporated in 1897, and its affiliates, and The Continental Insurance Company ("CIC"), organized in 1853, and its affiliates. Life and group insurance operations are conducted by Continental Assurance Company ("CAC"), incorporated in 1911, and its affiliates, Valley Forge Life Insurance Company ("VFL"), incorporated in 1956, and CNA Group Life Assurance Company ("CNAGLA"), incorporated in 2000. CIC became an affiliate of CNA in 1995 as a result of the acquisition of The Continental Corporation ("Continental"). CNA's principal market is the United States with a continued focus on expanding globally to serve those with growing worldwide interests. CNA accounted for 70.23%, 69.73% and 74.49% of the Company's consolidated total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

  CNA conducts its operations through five operating groups: Standard Lines, Specialty Lines and CNA Re (these groups comprise the Company's property and casualty segment), Group Operations and Life Operations. In addition to these five operating segments, certain other activities are reported in the Other Insurance segment.

  During 2002, CNA underwent management changes and strategic realignment. These events have changed the way CNA manages its operations and makes business decisions and, therefore, necessitated a change in the Company's reportable segments. CNA Trust, a limited-operations bank specializing in 401
(k) plan administration, and Institutional Markets, which provides guaranteed return investment products for qualified and non-qualified institutional buyers, was transferred from Life Operations to Group Operations. Group reinsurance, the business which assumes reinsurance from unaffiliated entities on group life, accident and health products as well as excess medical risk coverages for self-funded employers, was transferred from Group Operations to Other Operations to be included as part of run-off insurance operations. The Environmental Pollution and Mass Tort and Asbestos ("APMT") Reserves related to assumed reinsurance, along with the assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health coverages, was transferred from CNA Re to Other Operations. The U.S. zone of Global business, which primarily offers international insurance to U.S. based corporations and U.S. insurance to foreign corporations, was transferred from Specialty Lines to Standard Lines. A more detailed description of each segment follows.

Property and Casualty Operations

  Standard Lines

  Standard Lines works with an independent agency distribution system and network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. The Standard Lines operating model focuses on underwriting performance, exposure based pricing and relationships with selected distribution sources and customers.

Standard Lines includes Property and Casualty and Excess & Surplus.

  Property and Casualty ("P&C"): P&C provides standard property and casualty insurance products such as workers compensation, general and product liability, property and commercial auto coverages through traditional and innovative advanced financial risk products to a wide range of businesses. The majority of P&C customers are small and middle-market businesses, with less than $1 million in annual insurance premiums. Most insurance programs are provided on a guaranteed cost basis; however, P&C has the capability to offer specialized, loss-sensitive insurance programs to those risks viewed as higher risk and less predictable in exposure.

  P&C's field structure consists of 68 branch locations in 63 cities. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. In addition, these branches provide streamlined claim services utilizing the same regional structure. A centralized processing center for small and middle-market customers, located in Maitland, Florida, handles policy processing and accounting, and also acts as a call center to optimize customer service. The branches and processing center are all located in the United States.

  Also, Standard Lines, primarily through RSKCo, provides total risk management services relating to claim services, risk control, cost management and information services to the commercial insurance marketplace.

  Excess & Surplus ("E&S"): E&S provides specialized insurance and other financial products for selected commercial risks on both an individual customer and program basis. Risks insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. E&S's products are distributed throughout the United States through specialist producers, program agents, and P&C's agents and brokers. The target market for these specialized programs is large accounts within Fortune 1000 businesses. E&S has specialized underwriting and claim resources in Chicago, New York, Denver and Columbus.

  Specialty Lines

  Specialty Lines provides professional, financial and specialty domestic and international property and casualty products and services through a network of brokers, managing general agencies and independent agencies. Specialty Lines provides solutions for managing the risks of its clients including architects, engineers, lawyers, healthcare professionals, financial intermediaries and corporate directors and officers. Product offerings also include surety and fidelity bonds and vehicle and equipment warranty services.

  Specialty Lines includes the following business groups: Professional Liability Insurance, CNA Guaranty and Credit, Surety, CNA Global and Warranty.

  Professional Liability Insurance ("CNA Pro"): CNA Pro provides management and professional liability insurance and risk management services, primarily in the United States. This unit provides professional liability coverage for architects and engineers, realtors, non-Big Four accounting firms and law firms. CNA Pro also has market positions in directors and officers, employment practices, fiduciary and fidelity coverages. Specific areas of focus include privately held firms and not-for-profit organizations where CNA offers products. Products within CNA Pro are distributed through brokers, agents and managing general underwriters.

  CNA Pro, through CNA HealthPro, also offers insurance products to serve the healthcare delivery system. Products are distributed on a national basis through a variety of channels including brokers, agents and managing general underwriters. Key customer segments include long term care facilities, allied healthcare providers, dental professionals and mid-size and large healthcare facilities and delivery systems. Additionally, CNA HealthPro offers risk management consulting services to assist customers in managing quality of care risks associated with the delivery of healthcare. Claim services are provided to manage and resolve claims. In addition, Caronia Corporation, an affiliate of CNA HealthPro, provides third-party claims administration for healthcare providers and facilities.

  CNA Guaranty and Credit: CNA Guaranty and Credit provides credit insurance on short-term trade receivables for domestic and international clients as well as reinsurance to insurers who provide financial guarantees to issuers of asset-backed securities, money market funds and investment-grade corporate debt securities. The Guaranty business underwritten by CNA's insurance affiliates excluding CNA's ownership interest in R.V.I. Guaranty Co. Ltd. ("RVI"), an unconsolidated affiliate, is currently in run-off. The Credit business underwritten by CNA's insurance affiliates was sold on December 31, 2002; however, all in-force business and reserves at the date of sale were retained by CNA. The run-off of these businesses will occur over several years.

  RVI is a monoline residual value insurer offering coverages to protect the insured against a decrease in the market value of a properly maintained asset at the termination of a lease.

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

  Global Standard Lines: Global Standard Lines is responsible for coordinating and managing the direct business of CNA's overseas property and casualty operations. This business currently has operations in Hawaii, Europe, Latin America and Canada.

  Warranty: Warranty provides warranty services that protect individuals and businesses from the financial burden associated with breakdown, under-performance or maintenance of a product. Products are distributed via a sales force employed or contracted through a program administrator. Warranty consists primarily of CNA National Warranty Corporation, which sells vehicle warranty services in the United States and Canada.

  CNA Re

  CNA Re offers treaty, facultative, and financial reinsurance, and operates primarily in the U.S. and select global markets as a reinsurer in the broker market for Treaty products and in the direct market for Facultative products.

  Both Treaty and Facultative operations are headquartered in Chicago. CNA Re also operates Facultative branch offices in Atlanta, Chicago, Cleveland, Dallas, Hartford, New York, Philadelphia and Phoenix.

  CNA Re's operations also included the business of CNA Re U.K., a United Kingdom reinsurance company. On October 31, 2002, CNA completed the sale of CNA Re U.K. to Tawa U.K. Limited, a subsidiary of the Artemis Group, a diversified French-based holding company. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC. See the Investment section of Management's Discussion and Analysis in
Item 7, for further details of the sale of CNA Re U.K. CNA Re's U.K. subsidiaries ceased new underwriting activities in the third quarter of 2001. This sale does not impact CNA Re's on-going U.S.-based operations.

  CNA Re markets products in the following treaty business segments: standard lines, global catastrophe, specialty lines, surplus lines and financial reinsurance. In addition, CNA Re markets property and casualty facultative products directly to clients through its facultative offices, as well as through smartfac.com, CNA Re's online facultative submission site.

Group Operations

  Group Operations provides group life, group health insurance and investment products and services to employers, affinity groups and other entities that purchase insurance as a group.

  Group Operations includes three principal business units: Group Benefits, Federal Markets and Institutional Markets and Other, which also includes results from businesses that CNA has exited; retail variable life and annuities and life reinsurance.

  Group Benefits: Group Benefits is in the employee benefit market place and offers group term life and accident insurance, short term and long term disability, statutory disability, long-term care and specialty medical products and related services. Target employers range from small private companies to large public corporations. Products are marketed through a nationwide operation of 31 sales offices, third-party administrators, managing general agents and insurance consultants.

  Federal Markets: Federal Markets provided health insurance benefits to federal employees, retirees and their families, insuring nearly one million members under the National Postal Mail Handlers Union group benefits plan (the "Mail Handlers Plan"). On July 1, 2002, CNA sold its federal health plan administrator, Claims Administration Corporation, and transferred the Mail Handlers Plan to First Health Group. As a result of this transaction, CNA recognized a $7.0 million pretax realized loss on the sale of Claims Administration Corporation and $15.0 million of pretax non-recurring fee income related to the transfer of the Mail Handlers Plan.

  Institutional Markets and Other: Institutional Markets and Other is a provider of annuities and investment products to pension plan sponsors and other institutional customers. The products include traditional and synthetic guaranteed investment contract ("GICs"), indexed contracts, group annuities and funding agreements. CNA offers an index 500 product, which is a guaranteed investment contract that is indexed to the performance of the Standard & Poor's 500 ("S&P 500") index.

  Also within Group Operations is CNA Trust, a limited operations bank located in Costa Mesa, California, which provides full trustee and pension third-party administrative services to the under 500-life employer markets. Products include qualified and non-qualified plans and IRAs. Products are marketed through life insurers and mutual fund companies.

  The variable products business was exited in the fourth quarter of 2001. During July 2002, CNA entered into an agreement, whereby the Phoenix Companies, Inc. acquired the variable life and annuity business of VFL through a coinsurance arrangement, with modified coinsurance on the separate accounts. The life reinsurance business was sold on December 31, 2000.

Life Operations

  Life Operations provides financial protection to individuals through term life insurance, universal life insurance, individual long-term care insurance, annuities and other products. Life Operations has several distribution relationships and partnerships including managing general agencies, other independent agencies working with CNA life sales offices, a network of brokers and dealers, and other independent insurance consultants.

  Individual life primarily offers level premium term life insurance, universal life insurance and related products. Single premium immediate annuities as well as structured settlement annuities are also offered. Individual long term care products provide reimbursement for covered nursing home and home health care expenses incurred due to physical or mental disability.

  Other operations include operations in certain international markets and the life settlements contract business. CNA decided to cease purchasing new life settlement policies indefinitely beginning in 2001 and ceased sale of new policies in its international operations in 2002.

Other

  The Other Insurance segment is principally comprised of losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance operations and other operations.

  APMT consists of the losses and expenses related to the centralized adjusting and settlement of APMT claims that were formerly included in the property and casualty segments. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 for a discussion of APMT reserves.

  Run-off insurance operations consists of personal insurance, entertainment insurance, agriculture insurance, group reinsurance and other financial lines as well as the direct financial guarantee business underwritten by CNA's insurance affiliates and other insurance run-off operations. Run-off insurance operations also includes assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health coverage ("IGI Program").

  On October 1, 1999, certain CNA subsidiaries completed a transaction with The Allstate Corporation ("Allstate") to transfer substantially all of CNA's personal insurance lines of business.

  Other operations include interest expense on CNA's borrowings, asbestos claims related to Fibreboard Corporation, eBusiness initiatives, CNA UniSource and inter-company eliminations. CNA UniSource provided human resources, information technology, payroll processing and professional employer organization services. During 2002, CNA decided to exit the lines of business provided by CNA UniSource. Effective March 31, 2002, CNA UniSource ceased providing professional employer organization services. Effective December 31, 2002, CNA UniSource ceased payroll processing services.

Supplementary Insurance Data

  The following table sets forth supplementary insurance data:


Year Ended December 31                                     2002           2001*            2000*
------------------------------------------------------------------------------------------------
(In millions, except ratio information)

Trade Ratios - GAAP basis (a):
  Loss and loss adjustment expense ratio                   79.4%         125.2%            81.1%
  Expense ratio                                            29.3           36.7             30.4
  Dividend ratio                                            0.9            1.5              0.9
------------------------------------------------------------------------------------------------
  Combined ratio                                          109.6%         163.4%           112.4%
================================================================================================

Trade Ratios - Statutory basis (a):
  Loss and loss adjustment expense ratio                   79.2%          126.2%           80.4%
  Expense ratio                                            30.1            32.3            33.3
  Dividend ratio                                            1.0             1.7             1.2
------------------------------------------------------------------------------------------------
  Combined ratio                                          110.3%          160.2%          114.9%
================================================================================================

Individual Life and Group Life Insurance In-Force:
  Individual Life (b)                                $345,272.0      $426,822.0      $462,799.0
  Group Life                                           92,479.0        70,910.0        71,982.0
------------------------------------------------------------------------------------------------
                                                     $437,751.0      $497,732.0      $534,781.0
================================================================================================

Other Data - Statutory basis (c):
Property and casualty companies'
 capital and surplus (d)                             $  6,836.0      $  6,241.0      $  8,373.0
Life and group companies' capital and surplus           1,645.0         1,752.0         1,274.0
Property and casualty companies' written
 premium to surplus ratio                                   1.3             1.3             1.1
Life and group companies' capital and
 surplus-percent to total liabilities                      21.0%           25.3%           24.5%
Participating policyholders-percent of gross
 life insurance in force                                    0.5%            0.4%            0.4%

------------

* Restated to reflect an adjustment to the Company's historical accounting for CNA's investment in life settlement contracts and the related revenue recognition. See Notes 1 and 23 of the Notes to Consolidated Financial Statements included in Item 8.

  (a) Trade ratios reflect the results of CNA's property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred loss and loss adjustment expenses to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America ("GAAP") and statutory accounting principles ("SAP") is related to the treatment of active life reserves ("ALR") related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as claim and claim adjustment expense reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition expenses to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

  (b) Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in-force, were 34.7%, 8.7% and 12.7% in 2002, 2001 and 2000, respectively. (The 2002 lapse ratio includes the novation of CNA's individual life insurance business. Excluding the novation, the 2002 lapse ratio was 7.6%. See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 for further discussion).

  (c) Other data is determined in accordance with SAP. Life and group statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

  (d) Surplus includes the property and casualty companies' equity ownership of the life and group insurance subsidiaries.

  The following table displays the distribution of gross written premiums for CNA's operations by geographic concentration:


Year Ended December 31                                   2002    2001    2000
------------------------------------------------------------------------------

Illinois                                                  9.1%    8.3%    9.2%
California                                                7.7     6.8     6.0
New York                                                  7.2     7.9     7.3
Florida                                                   6.7     6.2     4.8
Texas                                                     6.2     5.8     4.7
New Jersey                                                4.6     4.4     3.4
Pennsylvania                                              4.5     4.3     3.8
Maryland                                                  2.3     2.4     5.6
United Kingdom                                            1.7     3.3     5.3
All other states, countries or political
 subdivisions (a)                                        50.0    50.6    49.9
------------------------------------------------------------------------------
                                                        100.0%  100.0%  100.0%
==============================================================================

------------
(a) No other individual state, country or political subdivision accounts for more than 3.0% of gross written premium.

  Approximately 3.5%, 4.8% and 8.2% of CNA's gross written premiums were derived from outside of the United States for the years ended December 31, 2002, 2001 and 2000. Premiums from any individual foreign country excluding the United Kingdom, which is stated in the table above, were not significant.

Property and Casualty Claim and Claim Adjustment Expenses

  The following loss reserve development table illustrates the change over time of reserves established for property and casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for CNA's property and casualty insurance operations. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of CNA's property and casualty insurance subsidiaries' expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims. This table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

                                          Schedule of Property-Casualty Loss Reserve Development
-----------------------------------------------------------------------------------------------------------
Year Ended December 31     1992    1993   1994     1995   1996    1997   1998   1999   2000    2001   2002
                             (a)     (a)     (a)     (b)                          (c)    (d)      (d)    (e)
-----------------------------------------------------------------------------------------------------------
(In millions of dollars)

Originally reported
 gross reserves for
 unpaid claim and
 claim adjustment
 expenses                          20,812 21,639  31,044 29,357 28,533 28,317  26,631 26,408  29,551 25,648
Originally reported
 ceded recoverable                  2,491  2,705   6,089  5,660  5,326  5,424   6,273  7,568  11,798 10,583
------------------------------------------------------------------------------------------------------------
Originally reported
 net reserves for
 unpaid claim and
 claim adjustment
 expenses                  17,167  18,321 18,934  24,955 23,697 23,207 22,893  20,358 18,840  17,753 15,065
Cumulative net
 paid as of:
  One year later            3,706   3,629  3,656   6,510  5,851  5,954  7,321   6,546  7,686   5,981      -
  Two years later           6,354   6,143  7,087  10,485  9,796 11,394 12,241  11,935 11,988       -      -
  Three years later         8,121   8,764  9,195  13,363 13,602 14,423 16,020  15,247      -       -      -
  Four years later         10,241  10,318 10,624  16,271 15,793 17,042 18,271       -      -       -      -
  Five years later         11,461  11,378 12,577  17,947 17,736 18,568      -       -      -       -      -
  Six years later          12,308  13,100 13,472  19,465 18,878      -      -       -      -       -      -
  Seven years later        13,974  13,848 14,394  20,410      -      -      -       -      -       -      -
  Eight years later        14,640  14,615 15,024       -      -      -      -       -      -       -      -
  Nine years later         15,319  15,161      -       -      -      -      -       -      -       -      -
  Ten years later          15,805       -      -       -      -      -      -       -      -       -      -
Net reserves
 re-estimated as of:
  End of initial year      17,167 18,321  18,934  24,955 23,697 23,207 22,893  20,358 18,840  17,753 15,065
  One year later           17,757 18,250  18,922  24,864 23,441 23,470 23,920  20,785 21,306  17,805      -
  Two years later          17,728 18,125  18,500  24,294 23,102 23,717 23,774  22,903 21,377       -      -
  Three years later        17,823 17,868  18,088  23,814 23,270 23,414 25,724  22,780      -       -      -
  Four years later         17,765 17,511  17,354  24,092 22,977 24,751 25,407       -      -       -      -
 Five years later          17,560 17,082  17,506  23,854 24,105 24,330      -       -      -       -      -
  Six years later          17,285 17,176  17,248  24,883 23,736      -      -       -      -       -      -
  Seven years later        17,398 17,017  17,751  24,631      -      -      -       -      -       -      -
  Eight years later        17,354 17,500  17,650       -      -      -      -       -      -       -      -
  Nine years later         17,834 17,443       -       -      -      -      -       -      -       -      -
  Ten years later          17,805      -       -       -      -      -      -       -      -       -      -
------------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy                  (638)   878   1,284     324    (39)(1,123)(2,514) (2,422)(2,537)    (52)     -
============================================================================================================
Reconciliation to gross
  re-estimated reserves:
   Net reserves
    re-estimated           17,805 17,443  17,650  24,631 23,736 24,330 25,407  22,780 21,377  17,805      -
   Re-estimated ceded      ======
    recoverable                    1,784  2,074   6,688   5,927  5,195  5,507  7,618   7,852 11,985       -
------------------------------------------------------------------------------------------------------------
Total gross re-estimated
 reserves                         19,227 19,724  31,319  29,663 29,525 30,914 30,398  29,229 29,790       -
============================================================================================================
Net (deficiency) redundancy
  related to:
   Asbestos claims         (2,063)(1,466)(1,433) (1,660) (1,761) (1,659)(1,415) (838)  (773)      -       -
   Environmental claims    (1,215)  (772)  (604)   (645)   (589)   (608)  (388) (483)  (468)      -       -
------------------------------------------------------------------------------------------------------------
 Total asbestos and
 environmental             (3,278)(2,238)(2,037) (2,305) (2,350) (2,267)(1,803)(1,321)(1,241)     -       -
 Other claims               2,640  3,116  3,321   2,629   2,311   1,144   (711)(1,101)(1,296)   (52)      -
------------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy                  (638)   878  1,284     324     (39) (1,123)(2,514)(2,422)(2,537)   (52)      -
============================================================================================================

------------

(a) Reflects reserves of CNA's property and casualty insurance subsidiaries, excluding CIC reserves which were acquired on May 10, 1995. Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include CIC.
(b) Includes CIC gross reserves of $9,713.0 million and net reserves of $6,063.0 million acquired on May 10, 1995 and subsequent development thereon.
(c) Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784.0 million, as of December 31, 1999.
(d) Effective January 1, 2001, CNA established a new life insurance company, CNAGLA. Further, on January 1, 2001 approximately $1,055.0 million of reserves were transferred from CCC to CNAGLA.
(e) Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited "CNA Re U.K." As a result of the sale, net reserves were reduced by approximately $1,316.0 million. See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 for further discussion of the sale.

  Additional information as to CNA's property and casualty claim and claim adjustment expense reserves and reserve development is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 1 and 9 of the Notes to Consolidated Financial Statements, included in Item 8.

Investments

  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -Investments and Notes 1, 2, 3 and 4 of the Notes to Consolidated Financial Statements, incorporated by reference to Item 8, for information regarding CNA's investment portfolio.

Other

  Competition: The property and casualty and life and health insurance industry is highly competitive both as to rate and service. CNA's consolidated property and casualty subsidiaries compete not only with other stock insurance companies, but also with mutual insurance companies, reinsurance companies and other entities for both producers and customers. CNA must continuously allocate resources to refine and improve its insurance and reinsurance products and services.

  Rates among insurers vary according to the types of insurers and methods of operation. CNA competes for business not only on the basis of rate, but also on the basis of availability of coverage desired by customers and quality of service, including claim adjustment services.

  There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. CNA's consolidated property and casualty subsidiaries ranked as the ninth largest property and casualty insurance organization in the United States based upon 2001 statutory net written premiums. CNA Re, CNA's principal property and casualty assumed reinsurance operation, ranked as the 14th largest property and casualty reinsurance organization in the United States based upon 2001 statutory net written premiums.

  There are approximately 990 companies selling life and health insurance in the United States. CNA's consolidated life insurance companies are ranked as the 51st largest life-health insurance organization in the United States based on 2001 statutory net written premiums.

  Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulator, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer or payments.

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

  Reform of the U.S. tort liability system is another issue facing the insurance industry. Over the last decade, many states have passed some type of reform, but more recently, a number of state courts have modified or overturned these reforms. Additionally, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. Continued unpredictability in the law means that insurance underwriting and rating is expected to continue to be difficult in commercial lines, professional liability and some specialty coverages.

  Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance business in a variety of ways. These initiatives and legislation include tort reform proposals; proposals to overhaul the Superfund hazardous waste removal and liability statutes; and various tax proposals affecting insurance companies. In 1999, Congress passed the Financial Services Modernization or "Gramm-Leach-Bliley" Act ("GLB Act"), which repealed portions of the Glass-Steagall Act and enabled closer relationships between banks and insurers. Although "functional regulation" was preserved by the GLB Act for state oversight of insurance, additional financial services modernization legislation could include provisions for an alternate federal system of regulation for insurance companies.

  CNA and the insurance industry incurred substantial losses related to the September 11, 2001 World Trade Center disaster and related events. For the most part, CNA believes the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

  CNA's domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners ("NAIC") to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, that are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which determines a specified level of regulatory attention applicable to a company. As of December 31, 2002 and 2001, all of CNA's domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

  Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. CNA has operations in the United Kingdom, Canada, and other countries.

Terrorism

  On November 26, 2002, the President of the United States of America signed into law the Terrorism Risk Insurance Act of 2002 (the "Act"), which establishes a program within the Department of the Treasury under which the federal government will share the risk of loss from future terrorist attacks with the insurance industry. The Act terminates on December 31, 2005. Each participating insurance company must pay a deductible before federal government assistance becomes available. This deductible is based on a percentage of direct earned premiums for commercial insurance lines from the previous calendar year, and rises from 1.0% from date of enactment to December 31, 2002 (the "Transition Period") to 7.0% during the first subsequent calendar year, 10.0% in year two and 15.0% in year three. For losses in excess of a company's deductible, the federal government will cover 90.0% of the excess losses, while companies retain the remaining 10.0%. Losses covered by the program will be capped annually at $100.0 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the federal government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges, which cannot exceed 3.0% of annual premium.

  Insurance companies providing commercial property and casualty insurance are required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program, but they are pre-empted in relation to prior approval requirements for rates and forms. The Act has policyholder notice requirements in order for insurers to be reimbursed for terrorism-related losses and, from the date of enactment until December 31, 2004, a mandatory offer requirement for terrorism coverage, although it may be rejected by insureds. The Secretary of the Department of the Treasury has discretion to extend this offer requirement until December 31, 2005.

  While the Act provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event during the next three years, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, the Company's results of operations or equity could nevertheless be materially adversely impacted by them. CNA is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions (where applicable) and the use of reinsurance. In addition, under state laws CNA is generally prohibited from excluding terrorism exposure from its primary workers compensation, individual life and group life and health policies and is also prohibited from excluding coverage for fire losses following a terrorist event in a number of states.

  Reinsurers' obligations for terrorism-related losses under reinsurance agreements are not covered by the Act. CNA's current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

  Reinsurance: See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes 1 and 18 of the Notes to Consolidated Financial Statements, included in Item 8, for information related to CNA's reinsurance activities.

  Properties: CNA Plaza serves as the executive office for CNA and its insurance subsidiaries. CNA owns or leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA:


                                  Size
 Location                     (square feet)                         Principal Usage
------------------------------------------------------------------------------------------------
Owned:
  CNA Plaza                     1,144,378              Principal executive offices of CNA
   333 S. Wabash
   Chicago, Illinois
  100 CNA Drive                   251,363              Life insurance offices
   Nashville, Tennessee
  1110 Ward Avenue                100,075              Property and casualty insurance offices
   Honolulu, Hawaii
Leased:
  40 Wall Street                  196,438              Property and casualty insurance offices
   New York, New York
  2405 Lucien Way                 178,744              Property and casualty insurance offices
   Maitland, Florida
  3500 Lacey Road                 168,793              Property and casualty insurance offices
   Downers Grove, Illinois
  1100 Cornwall Road              112,926              Property and casualty insurance offices
   Monmouth Junction, New Jersey

                                LORILLARD, INC.

  The Company's wholly owned subsidiary, Lorillard, Inc. ("Lorillard"), is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent, True, Maverick and Old Gold. Lorillard's largest selling brand is Newport, the second largest selling cigarette brand in the United States and the largest selling brand in the menthol segment of the U.S. cigarette market in 2002. Newport accounted for approximately 88% of Lorillard's sales in 2002.

  Substantially all of Lorillard's sales are in the United States, Puerto Rico and certain U.S. territories. Lorillard's major trademarks outside of the United States were sold in 1977. Lorillard accounted for 22.18%, 21.08% and 18.71% of the Company's consolidated total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

  The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have or may adversely impact the business, results of operations and financial condition of Lorillard and the Company, including a substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief; a $16.3 billion punitive damage judgment, currently under appeal, against Lorillard in Engle vs. R.J. Reynolds Tobacco Company, et al; substantial annual payment obligations, continuing in perpetuity, under the terms of the settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain other U.S. territories (together, the "State Settlement Agreements"); increasing actual and proposed regulation of the tobacco industry and restrictions on smoking in public places; a continuing decline in the volume of cigarette sales in the United States; continuing and substantial increases in excise taxes; the diminishing social acceptability of smoking; increases in industry-wide promotional expenses and sales incentives implemented in reaction to continuing intense competition among the four largest cigarette manufacturers and competition from discount and deep-discount cigarette brands; and increasing sales of counterfeit cigarettes in the United States.

  See Item 3 of this Report and Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for information with respect to litigation against or affecting Lorillard, including among others the Engle class action and the State Settlement Agreements. See also, Management's Discussion and Analysis-Results of Operations-Lorillard, and-Liquidity and Capital Resources-Lorillard included in Item 7 of this Report.

  Legislation and Regulation: Lorillard's business operations are subject to a variety of federal, state and local laws and regulations governing, among other things, publication of health warnings on cigarette packaging, advertising and sales of tobacco products, restrictions on smoking in public places and fire safety standards. Further, from time to time new legislation or regulations are proposed and reports are published by government sponsored committees and others recommending additional regulations of tobacco products.

  Federal Regulation: The Federal Comprehensive Smoking Education Act, which became effective in 1985, requires that cigarette packaging and advertising display one of the following four warning statements, on a rotating basis: (1) "SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy." (2) "SURGEON GENERAL'S WARNING:
Quitting Smoking Now Greatly Reduces Serious Risks to Your Health." (3) "SURGEON GENERAL'S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight." (4) "SURGEON GENERAL'S
WARNING: Cigarette Smoke Contains Carbon Monoxide." This law also requires that each person who manufactures, packages or imports cigarettes shall annually provide to the Secretary of Health and Human Services a list of the ingredients added to tobacco in the manufacture of cigarettes. This list of ingredients may be submitted in a manner that does not identify the company that uses the ingredients or the brand of cigarettes that contain the ingredients.

  In addition, from time to time, bills have been introduced in Congress, among other things, to end or limit the price supports for leaf tobacco; to prohibit all tobacco advertising and promotion; to require new health warnings on cigarette packages and advertising; to authorize the establishment of various anti-smoking education programs; to provide that current federal law should not be construed to relieve any person of liability under common or state law; to permit state and local governments to restrict the sale and distribution of cigarettes; concerning the placement of advertising of tobacco products; to provide that cigarette advertising not be deductible as a business expense; to prohibit the mailing of unsolicited samples of cigarettes and otherwise to restrict the sale or distribution of cigarettes in retail stores and over the internet; to impose an additional, or to increase existing, excise taxes on cigarettes; to require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing; and to subject cigarettes to regulation in various ways by the U.S. Department of Health and Human Services or other regulatory agencies.

  In addition, in 1996 the U.S. Food and Drug Administration published regulations that would have extensively regulated the distribution, marketing and advertising of cigarettes, including the imposition of a wide range of labeling, reporting, record keeping, manufacturing and other requirements. Challenges to the FDA's assertion of jurisdiction over cigarettes made by Lorillard and other manufacturers were upheld by the Supreme Court in March 2000 when that Court ruled that Congress did not give the FDA authority to regulate tobacco products under the federal Food, Drug and Cosmetic Act.

  Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulation have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations.

  In December 1999, the FDA requested the Institute of Medicine, a private, non-profit organization which advises the federal government on medical issues, to convene a committee of experts to formulate scientific methods and standards for the assessment of potentially reduced-exposure products ("PREPs"), including conventional and alternative cigarettes. In February 2001, the committee issued a report recommending that Congress enact legislation enabling a suitable agency to regulate tobacco-related products that purport to reduce exposure to one or more tobacco toxicants or to reduce risk of disease, and to implement other policies designed to reduce the harm from tobacco use. The report recommended regulation of all tobacco products, including PREPs.

  In 2002 certain public health groups petitioned the FDA to assert jurisdiction over several PREP type products that have been introduced into the marketplace. These groups assert that claims made by manufacturers of these products allow the FDA to regulate the manufacture, advertising and sale of these products as drugs or medical devices under the Food Drug and Cosmetic Act. The agency has received comments on these petitions but has taken no action.

  In late 2002 Philip Morris U.S.A., the largest U.S. manufacturer of cigarettes, filed a request for rulemaking petition with the Federal Trade Commission ("FTC") seeking changes in the existing FTC regulatory scheme for measuring and reporting tar and nicotine to the federal government and for inclusion in cigarette advertising. The agency procedures allow for interested parties to submit comments on this proposal. The agency has received comments on these petitions but has taken no action.

  In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that environmental tobacco smoke ("ETS") exposes nonsmokers to an increased risk of lung cancer and respiratory illness. In addition, in 1993, the United States Environmental Protection Agency released a report (the "EPA Risk Assessment") concluding that ETS is a human lung carcinogen in adults, and causes respiratory effects in children, including increased risk of lower respiratory tract infections, increased prevalence of fluid in the middle ear and additional episodes and increased severity and frequency of asthma. In July 1998, a federal district court judge struck down the lung cancer related portions of the EPA's scientific risk assessment. In an opinion issued in December 2002, the federal Fourth Circuit Court of Appeal overturned the District Court's decision on procedural grounds, and vacated the decision. The time in which an appeal may be lodged has not yet expired. In May 2000, the Department of Health and Human Service's National Toxicology Program listed ETS as "known to be a human carcinogen." Various public health organizations have also issued statements on environmental tobacco smoke and its health effects and many scientific papers on ETS have been published since the EPA Risk Assessment, with varying conclusions.

  Lorillard cannot predict the ultimate outcome of these proposals, reports and recommendations, though if enacted, certain of these proposals could have a material adverse effect on Lorillard's business and the Company's financial position or results of operations in the future.

  State and Local Regulation: In recent years, many state, local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit or restrict, or are intended to discourage, smoking, including legislation, regulations or policies prohibiting or restricting smoking in various places such as public buildings and facilities, stores, restaurants and bars and on airline flights and in the workplace. This trend has increased significantly since the release of the EPA Risk Assessment. The following are examples of some of the more significant state and local regulations affecting Lorillard's business:

  In September 1997, the California Environmental Protection Agency released a report (the "Cal/EPA Report") concluding that ETS causes specified development, respiratory, carcinogenic, and cardiovascular effects including lung and nasal sinus cancer, heart disease, sudden infant death syndrome, respiratory infections and asthma induction and exacerbation in children. The Cal/EPA Report was subsequently released as a monograph by the National Cancer Institute in November of 1999.

  The California Air Resources Board is in the early stages of the process of determining whether to identify ETS as a toxic air contaminant, or "TAC," under the Toxic Air Contaminant Identification and Control Act, a California statute referred to as the "Tanner Act." The Children's Environmental Health Protection Act amended the Tanner Act to require a review of TACs for the purpose of ensuring adequate protection of children's health, and to tighten existing controls as needed. If California, on the basis of its assessments of risk and exposure, identifies ETS as a TAC, California could initiate the control phase of the Tanner Act, which involves adoption of measures to reduce or eliminate emissions. These measures could include further restrictions regarding venues where smoking is permitted or controls on product emissions.

  The Commonwealth of Massachusetts has enacted legislation requiring each manufacturer of cigarettes and smokeless tobacco sold in Massachusetts to submit to the state's Department of Public Health ("DPH") an annual report identifying for each brand sold certain "added constituents," and providing nicotine yield ratings and other information for certain brands based on regulations promulgated by the DPH. The provisions of the legislation that provide for the public release of this information, which includes trade secret ingredients used in cigarettes, were challenged by several cigarette manufacturers, and were found unconstitutional by a federal district court in Boston and that ruling was upheld by the U.S. Circuit Court of Appeals for the First Circuit. The Commonwealth has decided that it will not seek to appeal this decision to the U.S. Supreme Court.

  The State of Texas has implemented legislation similar to the Massachusetts law described above. However, the Texas legislation does not allow for the public release of trade secret information.

  New York State has enacted legislation that requires the State's Office of Fire Prevention and Control ("OFPC") to promulgate fire-safety standards for cigarettes sold in New York and that cigarettes sold in New York meet ignition propensity performance standards established by that agency. The law states that the effective date of regulations implementing the legislation is to be within 180 days after final adoption of the standards. On December 31, 2002, OFPC issued Proposed Fire Safety Standards For Cigarettes proposing performance and testing standards pursuant to the legislation. Under applicable state administrative law, interested parties may submit comments to the agency. The time within which to submit comments has not yet expired. Similar legislation is being considered in other states and at the federal level.

  Other similar laws and regulations have been enacted or considered by other state and local governments. Lorillard cannot predict the impact which these regulations may have on Lorillard's business, though if enacted, they could have a material adverse effect on Lorillard's business and the Company's financial position or results of operations in the future.

  Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and, in general, such taxes have been increasing. On January 1, 2002, the federal excise tax on cigarettes increased by $2.50 per thousand cigarettes and is now $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Increases in state excise taxes on cigarette sales in 2002 ranged from $0.18 per pack to $0.69 per pack in 21 states, and excise tax increases were implemented by several municipalities such as New York City where the local tax increased from $0.08 to $1.50 per pack in 2002. Proposals for additional increases in federal, state and local excise taxes continue to be considered. The state and municipal taxes generally range from $0.025 to $3.00 per pack of cigarettes.

  Advertising and Marketing: Lorillard advertises its products to adult smokers in magazines, newspapers, direct mail and point-of-sale display materials. In addition, Lorillard promotes its cigarette brands to adult smokers through distribution of store coupons, retail price promotions, and personal contact with distributors and retailers. Although Lorillard's sales are made primarily to wholesale distributors rather than retailers, Lorillard's sales personnel monitor retail and wholesale inventories, work with retailers on displays and signs, and enter into promotional arrangements with retailers from time to time.

  As a general matter, Lorillard allocates its marketing expenditures among brands on the basis of marketplace opportunity and profitable return. In particular, Lorillard focuses its marketing efforts on the premium segment of the U.S. cigarette industry, with a specific focus on Newport.

  Advertising of tobacco products through television and radio has been prohibited since 1971. In addition, on November 23, 1998, Lorillard and the three other largest major cigarette manufacturers entered into a Master Settlement Agreement ("MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico and certain other U.S. territories to settle certain health care cost recovery and other claims. These manufacturers had previously settled similar claims brought by the four remaining states which together with the MSA are generally referred to as the "State Settlement Agreements." Under the State Settlement Agreements the participating cigarette manufacturers agreed to severe restrictions on their advertising and promotion activities. Among other things, the MSA prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each tobacco manufacturer to one event sponsorship during any twelve-month period, which may not include major team sports or events in which the intended audience includes a significant percentage of youth; bans all outdoor advertising of tobacco products with the exception of small signs at retail establishments that sell tobacco products; bans tobacco manufacturers from offering or selling apparel and other merchandise that bears a tobacco brand name, subject to specified exceptions; prohibits the distribution of free samples of tobacco products except within adult-only facilities; prohibits payments for tobacco product placement in various media; and bans gift offers based on the purchase of tobacco products without sufficient proof that the intended gift recipient is an adult.

  Many states, cities and counties have enacted legislation or regulations further restricting tobacco advertising. There may be additional local, state and federal legislative and regulatory initiatives relating to the advertising and promotion of cigarettes in the future. Lorillard cannot predict the impact of such initiatives on its marketing and sales efforts.

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

  As of December 31, 2002, Lorillard had approximately 774 direct buying customers servicing more than 400,000 retail accounts. Lorillard does not sell cigarettes directly to consumers. During 2002, 2001 and 2000, sales made by Lorillard to McLane Company, Inc., a wholesale distributor wholly owned by Wal-Mart Stores, Inc., comprised 17%, 15% and 15%, respectively, of Lorillard's revenues. No other customer accounted for more than 10% of 2002, 2001 or 2000 sales. Lorillard does not have any backlog orders.

  Most of Lorillard's customers buy cigarettes on a next-day-delivery basis. Approximately 90% of Lorillard's customers purchase cigarettes using electronic funds transfer, which provides immediate payment to Lorillard.

  Raw Materials and Manufacturing: In its production of cigarettes, Lorillard uses burley leaf tobacco, and flue-cured leaf tobacco grown in the United States and abroad, and aromatic tobacco grown primarily in Turkey and other Near Eastern countries. A domestic supplier manufactures all of Lorillard's reconstituted tobacco.

  Lorillard purchases more than 90% of its domestic leaf tobacco from Dimon International, Inc. Lorillard directs Dimon in the purchase of tobacco according to Lorillard's specifications for quality, grade, yield, particle size, moisture content and other characteristics. Dimon purchases and processes the whole leaf and then dries and packages it for shipment to and storage at Lorillard's Danville, Virginia facility. Dimon historically has procured most of Lorillard's leaf tobacco requirements through commission buyers at tobacco auctions. However, the tobacco industry is currently shifting to direct contract purchasing from tobacco farmers. Dimon has stated in its public filings that it believes it is well prepared to participate in direct contracting with tobacco farmers in the United States and that it does not expect any material economic effect from the progressive shift from the auction system to direct contract buying. Lorillard entered into a new contract with Dimon to reflect the transition from auction to direct contract purchasing. In the event that Dimon becomes unwilling or unable to supply leaf tobacco to Lorillard, Lorillard believes that it can readily obtain high-quality leaf tobacco from well-established, alternative industry sources.

  Due to the varying size and quality of annual crops and other economic factors, including U.S. tobacco production controls administered by the United States Department of Agriculture, tobacco prices have historically fluctuated. The U.S. price supports that accompany production controls have inflated the market price of tobacco. In addition, the transition in tobacco purchasing from auction markets to direct farmer contracting may increase the market price of domestically grown tobacco. However, Lorillard does not believe that this increase, if any, will have a material effect on its business

  Lorillard stores its tobacco in 29 storage warehouses on its 130-acre Danville facility. To protect against loss, amounts of all types and grades of tobacco are stored in separate warehouses. Because the process of aging tobacco normally requires approximately two years, Lorillard maintains large quantities of leaf tobacco at all times. Lorillard believes its current tobacco supplies are adequately balanced for its present production requirements. If necessary, Lorillard can purchase aged tobacco in the open markets to supplement existing inventories.

  Lorillard produces cigarettes at its Greensboro, North Carolina manufacturing plant, which has a production capacity of approximately 193 million cigarettes per day and approximately 55 billion cigarettes per year. Through various automated systems and sensors, Lorillard actively monitors all phases of production to promote quality and compliance with applicable regulations.

  Prices: Lorillard believes that the volume of U.S. cigarette sales is sensitive to price changes. Changes in pricing by Lorillard or other cigarette manufacturers could have an adverse impact on Lorillard's volume of units sold, which in turn could have an adverse impact on Lorillard's profits and earnings. Lorillard makes independent pricing decisions based on a number of factors. Lorillard cannot predict the potential adverse impact of price changes on industry volume or Lorillard volume, on the mix between premium and discount sales, on Lorillard's market share or on Lorillard's profits and earnings. During 2002, Lorillard increased its net wholesale price of its cigarettes by an aggregate of $6.71 per thousand cigarettes ($0.13 per pack of 20 cigarettes).

  Properties: Lorillard's manufacturing facility is located on approximately 80 acres in Greensboro, North Carolina. This 942,600 square-foot plant contains modern high-speed cigarette manufacturing machinery. The Greensboro facility also includes a warehouse with shipping and receiving areas totaling 54,800 square feet. In addition, Lorillard owns tobacco receiving and storage facilities totaling approximately 1,500,000 square feet in Danville, Virginia. Lorillard's executive offices are located in a 130,000 square-foot, four-story office building in Greensboro, North Carolina. Its 79,000 square-foot research facility is also located in Greensboro.

  Lorillard's principal properties are owned in fee. With minor exceptions, Lorillard owns all of the machinery it uses. Lorillard believes that its properties and machinery are in generally good condition. Lorillard leases sales offices in major cities throughout the United States, a cold-storage facility in Greensboro and warehousing space in 34 public distributing warehouses located throughout the United States.

  Competition: The domestic U.S. market for cigarettes is highly competitive. Competition is primarily based on a brand's price, positioning, consumer loyalty, retail display, promotion, quality and taste. Lorillard's principal competitors are the three other major U.S. cigarette manufacturers, Philip Morris, R.J. Reynolds and Brown & Williamson.

  Lorillard believes its ability to compete even more effectively has been restrained by the Philip Morris Retail Leaders program. The terms of Philip Morris' merchandising contracts preclude Lorillard from obtaining visible space in the retail store to effectively promote its brands. As a result in a large number of retail locations, Lorillard either has a severely limited or no opportunity to competitively support its promotion programs thereby limiting its sales potential.

  Lorillard's 9.05% market share of the 2002 U.S. domestic cigarette industry was fourth highest overall. Philip Morris, R.J. Reynolds and Brown & Williamson accounted for approximately 48.9%, 23.1% and 11.2%, respectively, of wholesale shipments in 2002. Among the four major manufacturers, Lorillard ranked third behind Philip Morris and R.J. Reynolds with an 11.8% share of the premium segment in 2002.

  The following table sets forth cigarette sales data provided by the industry and by Lorillard to Management Science Associates. For reporting purposes, unit sales by small manufacturers, selling deep-discounted brands, many of whom are not currently affected to a significant degree by payment obligations under the State Settlement Agreements, are estimated by Management Science Associates. The table below indicates the relative position of Lorillard in the U.S. Each of these years has been restated to reflect Management Science Associates' estimates for the small manufacturers' shipments.


                                                                     Lorillard
                                           Industry     Lorillard       to
Calendar Year                                (000)        (000)      Industry
-----------------------------------------------------------------------------

2002                                      391,404,000   35,444,000      9.05%
2001                                      406,304,000   37,626,000      9.26%
2000                                      419,536,000   40,432,000      9.64%

------------
  Management Science Associates divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. According to Management Science Associates, the discount segment share of market increased from approximately 26.0% in 2001 to 27.2% in 2002. Virtually all of Lorillard's sales are in the full price segment where Lorillard's share amounted to approximately 11.8% in 2002 and 11.5% in 2001, as reported by Management Science Associates.

                        LOEWS HOTELS HOLDING CORPORATION

  The subsidiaries of Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary of the Company, presently operate the following 18 hotels. Loews Hotels accounted for 1.75%, 1.71% and 1.64% of the Company's consolidated total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.


                                     Number of
   Name and Location                  Rooms                     Owned, Leased or Managed
------------------------------------------------------------------------------------------------
Loews Annapolis                          220               Owned
  Annapolis, Maryland
Loews Coronado Bay Resort                440               Land lease expiring 2034
  San Diego, California
Loews Denver                             185               Owned
  Denver, Colorado
Hard Rock Hotel,                         650               Management contract (b)
  at Universal Orlando
  Orlando, Florida
House of Blues Hotel, a Loews Hotel      370               Management contract expiring 2005 (a)
  Chicago, Illinois
The Jefferson, a Loews Hotel             100               Management contract expiring 2010 (a)
  Washington, D.C.
Loews Le Concorde                        405               Land lease expiring 2069
  Quebec City, Canada
Loews L'Enfant Plaza                     370               Management contract expiring 2003
  Washington, D.C.
Loews Miami Beach Hotel                  790               Land lease expiring 2096
  Miami Beach, Florida
The Metropolitan Hotel                   720               Owned
  New York, New York
Loews Philadelphia Hotel                 585               Owned
  Philadelphia, Pennsylvania
Portofino Bay Hotel,                     750               Management contract (b)
  at Universal Orlando, a Loews Hotel
  Orlando, Florida
The Regency, a Loews Hotel               350               Land lease expiring 2013, with
  New York, New York                                        renewal option for 47 years
Royal Pacific Resort at Universal      1,000               Management contract (b)
  Orlando, a Loews Hotel
  Orlando, Florida
Loews Santa Monica Beach                 340               Management contract expiring 2018,
  Santa Monica, California                                  with renewal option for 5 years (a)
Loews Vanderbilt Plaza                   340               Owned
  Nashville, Tennessee
Loews Ventana Canyon Resort              400               Management contract expiring 2004,
  Tucson, Arizona                                           with renewal options for 10 years
                                                            (a)
Loews Hotel Vogue                        140               Owned
  Montreal, Canada

------------

(a)  These management contracts are subject to termination rights.
(b) A Loews Hotels subsidiary is a 50% owner of these hotels located at the Universal Orlando theme park, through a joint venture with Universal Studios and the Rank Group. The hotels are constructed on land leased by the joint venture from the resort's owners and are being operated by Loews Hotels pursuant to a management contract.

  The hotels which are operated by Loews Hotels contain shops, a variety of restaurants and lounges, and some contain parking facilities, swimming pools, tennis courts and access to golf courses.

  The hotels owned by Loews Hotels are subject to mortgage indebtedness aggregating approximately $145.8 million at December 31, 2002 with interest rates ranging from 3.8% to 8.9% and maturing between 2003 and 2028. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $8.0 million for the year ended December 31, 2002.

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

                       DIAMOND OFFSHORE DRILLING, INC.

  Diamond Offshore Drilling Inc. ("Diamond Offshore"), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used primarily in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore operates 47 offshore rigs. Diamond Offshore accounted for 4.69%, 5.37% and 3.62% of the Company's consolidated total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

  Drilling Units and Equipment: Diamond Offshore currently owns and operates 47 mobile offshore drilling rigs (32 semisubmersible rigs, 14 jack-up rigs and one drillship) and related equipment, including the March of 2003 acquisition of a third generation semisubmersible drilling rig for $65.0 million. Offshore rigs are mobile units that can be relocated via either self-propulsion or the use of tugs enabling them to be repositioned based on market demand.

  Semisubmersible rigs are supported by large pontoons and are partially submerged during drilling for greater stability. They are generally designed for water depths of up to 7,500 feet. Semisubmersibles are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersibles can also be held in position through the use of a computer controlled thruster (dynamic-positioning) system to maintain the rig's position over a drillsite. Diamond Offshore has three such semisubmersible rigs.

  Diamond Offshore owns and operates eight high specification semisubmersible rigs. These semisubmersibles are larger than many other semisubmersibles, are capable of working in deep water or harsh environments, and have other advanced features. Diamond Offshore's 32 semisubmersible rigs are currently located as follows: 16 in the Gulf of Mexico, four in the North Sea and four in Brazil, with the remaining rigs located in various foreign markets.

  Diamond Offshore owns and operates 14 jack-up rigs. These rigs stand on the ocean floor with their drilling platforms "jacked up" on support legs above the water. They are used extensively for drilling in water depths from 20 feet to 350 feet. Eleven of Diamond Offshore's jack-up rigs are cantilevered rigs capable of over platform development drilling and workover as well as exploratory drilling. Twelve of Diamond Offshore's jack-up rigs are currently located in the Gulf of Mexico.

  Diamond Offshore's drillship is self-propelled and designed to drill in deep water. Shaped like a conventional vessel, it is the most mobile of the major rig types. Diamond Offshore's drillship has dynamic-positioning capabilities and is currently operating in Brazil.

  Markets: Diamond Offshore's principal markets for its offshore contract drilling services are the Gulf of Mexico, Europe, including principally the U.K. and Norwegian sectors of the North Sea, South America, Africa, and Australia/Southeast Asia. Diamond Offshore actively markets its rigs worldwide.

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

  The duration of offshore drilling contracts is generally determined by market demand and the respective management strategies of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that allow contractors to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates. If possible, Diamond Offshore seeks to have a foundation of long-term contracts with a reasonable balance of single-well, well-to-well and short-term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market.

  Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of Diamond Offshore's annual consolidated revenues, although the specific customers may vary from year to year. During 2002, Diamond Offshore performed services for 46 different customers with BP, Petrobraspetroleo Brasileiro SA ("Petrobras") and Murphy Exploration and Production Company accounting for 20.5%, 17.4% and 10.4% of Diamond Offshore's annual total consolidated revenues, respectively. During 2001, Diamond Offshore performed services for 44 different customers with BP and Petrobras accounting for 21.8% and 17.3% of Diamond Offshore's annual total consolidated revenues, respectively. During 2000, Diamond Offshore performed services for approximately 48 different customers with Petrobras and BP accounting for 24.6% and 20.3% of Diamond Offshore's annual total consolidated revenues, respectively. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on Diamond Offshore's results of operations.

  Competition: The contract drilling industry is highly competitive and is influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development of oil and natural gas and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond Diamond Offshore's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

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

  Governmental Regulation: Diamond Offshore's operations are subject to numerous federal, state and local laws and regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. For example, Diamond Offshore may be liable for damages and costs incurred in connection with oil spills for which it is held responsible. Laws and regulations protecting the environment have become increasingly stringent in recent years and may, in certain circumstances, impose "strict liability" rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Liability under such laws and regulations may result from either governmental or citizen prosecution. Such laws and regulations may expose Diamond Offshore to liability for the conduct of or conditions caused by others, or for acts of Diamond Offshore that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on Diamond Offshore.

  The United States Oil Pollution Act of 1990 ("OPAk'90"), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPAk'90, such similar legislation and related regulations impose a variety of obligations on Diamond Offshore related to the prevention of oil spills and liability for damages resulting from such spills. OPAk'90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages.

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

  In December of 2002, Diamond Offshore renewed its Hull and Machinery insurance policy. Diamond Offshore's retention of liability for property damage increased at the time of renewal from approximately $0.2 million per incident to between $1.0 and $2.5 million per incident, depending on the value of the equipment, with an aggregate annual deductible of $5.0 million. In addition, Diamond Offshore retained 10% of its insured liability.

  Operations Outside the United States: Operations outside the United States accounted for approximately 55.5%, 37.3% and 45.4% of Diamond Offshore's total consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Diamond Offshore's non-U.S. operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. Diamond Offshore's operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital.

  Properties: Diamond Offshore owns an eight-story office building located in Houston, Texas containing approximately 182,000 net rentable square feet, which is used for its corporate headquarters. Diamond Offshore also owns an 18,000 square foot building and 20 acres of land in New Iberia, Louisiana for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland for its North Sea operations. In addition, Diamond Offshore leases various office, warehouse and storage facilities in Louisiana, Australia,

Brazil, Indonesia, Scotland, Vietnam, Singapore, the Netherlands, Norway and New Zealand to support its offshore drilling operations.

                          BULOVA CORPORATION

  Bulova Corporation ("Bulova") is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. Bulova accounted for 0.95%, 0.78% and 0.78% of the Company's consolidated total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

  Bulova's principal watch brands are Bulova, Caravelle, Wittnauer and Accutron. Clocks are principally sold under the Bulova brand name. All watches and clocks are purchased from foreign suppliers. Bulova's principal markets are the United States, Canada and Mexico. In most other areas of the world Bulova has appointed licensees who market watches under Bulova's trademarks in return for a royalty. Bulova's product breakdown includes luxury watch lines represented by Wittnauer and Accutron, a mid-priced watch line represented by Bulova, and a lower-priced watch line represented by Caravelle. Bulova's principal Far East license agreement expired at the end of 2001 and its principal European license agreement expired at the end of 2002. In anticipation of the expiration of the European license agreement, Bulova established a Swiss subsidiary, Bulova Swiss SA, in the third quarter of 2002 to distribute product throughout Europe. Bulova Swiss SA began selling Bulova products in Italy, Greece and the Netherlands during the first quarter of 2003. Bulova entered the grandfather clock market in the United States and Canada with the purchase in July of 2002 of select assets of a grandfather clock manufacturer and distributor of high quality grandfather clocks.

  Properties: Bulova owns an 80,000 square foot facility in Woodside, New York which it uses for executive and sales offices, watch distribution, service and warehouse purposes and also owns a 91,000 square foot facility in Brooklyn, New York, which it uses for clock service and warehouse purposes. Bulova also owns 6,100 square feet of office space in Hong Kong which it uses for quality control and sourcing purposes. Bulova leases an approximately 31,000 square foot facility in Toronto, Canada, which it uses for watch and clock sales and service; an approximately 27,000 square foot office and manufacturing facility in Ontario, Canada which it uses for its grandfather clock operations; approximately 5,400 square feet of office space in Mexico, Federal District, and approximately 6,000 square feet of office space in Fribourg, Switzerland.

                            OTHER INTERESTS

  A subsidiary of the Company, Majestic Shipping Corporation ("Majestic"), owns a 49% common stock interest in Hellespont Shipping Corporation ("Hellespont"). Hellespont is engaged in the business of owning and operating six ultra large crude oil tankers that are used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States. A subsidiary of Hellespont has entered into an agreement for the new building of an additional ultra large crude oil tanker which is expected to be delivered in the second quarter of 2003. The cost of this additional tanker is estimated to amount to approximately $93.0 million.

                          EMPLOYEE RELATIONS

  The Company, inclusive of its operating subsidiaries as described below, employed approximately 25,800 persons at December 31, 2002 and considers its employee relations to be satisfactory.

  Lorillard employed approximately 3,200 persons at December 31, 2002. Approximately 1,200 of these employees are represented by labor unions covered by three collective bargaining agreements.

  Lorillard has collective bargaining agreements covering hourly rated production and service employees at various Lorillard plants with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, and the National Conference of Fireman and Oilers/SEIU. Lorillard has experienced satisfactory labor relations and provides a retirement plan, a deferred profit sharing plan, and other benefits for its hourly paid employees who are represented by the foregoing unions. In addition, Lorillard provides to its salaried employees a retirement plan, group life, disability and health insurance program and a savings plan.

  Loews Hotels employed approximately 2,500 persons at December 31, 2002, approximately 1,100 of whom are union members covered under collective bargaining agreements. Loews Hotels has experienced satisfactory labor relations and provides comprehensive benefit plans for its hourly paid employees.

  The Company maintains a retirement plan, group life, disability and health insurance program and a savings plan for salaried employees. Loews Hotels salaried employees also participate in these benefit plans.

  CNA employed approximately 15,500 full-time equivalent employees at December 31, 2002 and has experienced satisfactory labor relations. CNA and its subsidiaries have comprehensive benefit plans for substantially all of their employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs.

  Diamond Offshore employed approximately 3,800 persons at December 31, 2002 including international crew personnel furnished through independent labor contractors. Diamond Offshore has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees. Diamond Offshore does not currently consider the possibility of a shortage of qualified personnel to be material factor in its business.

  Bulova and its subsidiaries employed approximately 560 persons at December 31, 2002, approximately 190 of whom are union members. Bulova and its subsidiaries have experienced satisfactory labor relations. Bulova has comprehensive benefit plans for substantially all employees.

                          AVAILABLE INFORMATION

  The Company's website address is www.loews.com. The Company makes available,
                                   -------------
free of charge, through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The Company has made these reports available in this manner since March of 2003. Prior to that time the Company made such reports available at no charge upon request.

Item 2. Properties.

  Information relating to the properties of Registrant and its subsidiaries is contained under Item 1.

Item 3. Legal Proceedings.

  1. Insurance Related.  Information with respect to insurance related legal
     -----------------
proceedings is incorporated by reference to Note 20, "Legal Proceedings - Insurance Related" of the Notes to Consolidated Financial Statements included in Item 8.

  2. Tobacco Related.  Approximately 4,500 product liability cases are pending
     ---------------
against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 4,075 of these cases. The Company is a defendant in fewer than 35 of the pending cases. Information with respect to tobacco related legal proceedings is incorporated by reference to Note 20, "Legal Proceedings
- Tobacco Related" of the Notes to Consolidated Financial Statements included in Item 8. Additional information regarding tobacco related legal proceedings is contained below and in Exhibit 99.01.

  The pending product liability cases are comprised of the following types of cases:

  "Conventional product liability cases" are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,600 cases are pending, including approximately 1,185 cases against Lorillard. Included in this group are approximately 1,100 cases pending in a single West Virginia court in which a consolidated trial is scheduled. Lorillard is a defendant in approximately 1,000 of the 1,100 consolidated West Virginia cases. The Company is a defendant in five of the conventional product liability cases and is not a party to any of the consolidated West Virginia Cases.

  "Class action cases" are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Approximately 40 of these cases are pending against Lorillard. The Company is a defendant in two of the class action cases. An additional group of approximately 20 class action cases are pending against other cigarette manufacturers and assert claims on behalf of smokers of "light" cigarettes. In Price v. Philip Morris USA, a "light" cigarette class action pending only against Philip Morris, an Illinois judge issued a verdict during March of 2003 in favor of a class of Illinois smokers and awarded $7.1 billion in actual damages to the class members, $3.0 billion in punitive damages to the State of Illinois (which was not a plaintiff in this matter), and approximately $1.8 billion in attorney's fees and costs. Entry of judgment has been stayed. Press reports have quoted Philip Morris officials as stating the company plans to appeal the verdict. Reference is made to Exhibit 99.01 to this Report for a list of pending Class Action Cases in which Lorillard is a party.

  "Reimbursement cases" are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies, and private citizens suing on behalf of taxpayers. Lorillard is a defendant in most of the approximately 40 pending Reimbursement cases. The Company is a defendant in 26 of the pending Reimbursement cases. Reference is made to Exhibit 99.01 to this Report for a list of pending Reimbursement Cases in which Lorillard is a party.

  "Contribution cases" are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. Lorillard is a defendant in each of the approximately 10 pending Contribution cases. The Company is a defendant in one of the pending Contribution cases. Reference is made to Exhibit 99.01 to this Report for a list of pending Contribution cases in which Lorillard is a party.

  "Flight Attendant cases" are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,800 pending Flight Attendant cases. The Company is not a defendant in any of the Flight Attendant cases.

  Excluding the flight attendant and the consolidated West Virginia suits, approximately 600 product liability cases are pending against U.S. cigarette manufacturers. Lorillard is a defendant in approximately 275 of the 600 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in fewer than 35 of the actions.

  Other tobacco-related litigation includes "Tobacco Related Anti-Trust Cases." Reference is made to Exhibit 99.01 to this Report for a list of pending Tobacco Related Anti-Trust Cases in which Lorillard is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

  None



                    EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        First
                                                                        Became
      Name                    Position and Offices Held       Age      Officer
------------------------------------------------------------------------------

Gary W. Garson              Senior Vice President,             56         1988
                             General Counsel and Secretary
Herbert C. Hofmann          Senior Vice President              60         1979
Peter W. Keegan             Senior Vice President              58         1997
                             and Chief Financial Officer
Arthur L. Rebell            Senior Vice President              61         1998
                             and Chief Investment Officer
Andrew H. Tisch             Office of the President            53         1985
                             and Chairman of the
                             Executive Committee
James S. Tisch              Office of the President,           50         1981
                             President and Chief
                             Executive Officer
Jonathan M. Tisch           Office of the President            49         1987
Laurence A. Tisch           Co-Chairman of the Board           80         1959
Preston R. Tisch            Co-Chairman of the Board           76         1960

  Laurence A. Tisch and Preston R. Tisch are brothers. Andrew H. Tisch and James S. Tisch are sons of Laurence A. Tisch and Jonathan M. Tisch is a son of Preston R. Tisch. None of the other officers or directors of Registrant is related to any other.

  All executive officers of Registrant, except Arthur L. Rebell, have been engaged actively and continuously in the business of Registrant for more than the past five years. Arthur L. Rebell has been a senior vice president of the Company since June of 1998. Prior to joining Loews, during 1997 and 1998 he was an associate professor of Mergers and Acquisitions at New York University, a Managing Director of Highview Capital and a Partner in Strategic Investors.

  Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

                                   PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

Price Range of Common Stock

Loews common stock

  Loews Corporation's common stock is listed on the New York Stock Exchange. The following table sets forth the reported high and low sales prices in each calendar quarter of 2002 and 2001:


                                                2002                2001
                                        --------------------------------------
                                          High       Low      High       Low
------------------------------------------------------------------------------

First Quarter                           $ 62.10   $ 53.95   $ 59.95   $ 44.00
Second Quarter                            62.30     52.00     72.50     56.51
Third Quarter                             53.89     40.67     63.82     41.05
Fourth Quarter                            45.62     37.50     58.00     44.55

Carolina Group stock

  Carolina Group stock is listed on the New York Stock Exchange and trading of the stock started on February 1, 2002. The following table sets forth the reported high and low sales prices in each calendar quarter of 2002:


                                                              High       Low
------------------------------------------------------------------------------

First Quarter                                               $ 30.05   $ 27.70
Second Quarter                                                33.59     25.85
Third Quarter                                                 27.25     17.35
Fourth Quarter                                                21.20     16.41

Dividend Information

  The Company has paid quarterly cash dividends on Loews common stock in each year since 1967. Regular dividends of $0.13 per share of Loews common stock were paid in the first calendar quarter of 2001. The Company increased its dividend to $0.15 per share beginning in the second quarter of 2001.

  The Company has paid a quarterly cash dividend on Carolina Group stock of $0.445 per share beginning in the second quarter of 2002.

Approximate Number of Equity Security Holders

  The Company has approximately 2,035 holders of record of Loews common stock and 40 holders of record of Carolina Group stock.

Securities Authorized for Issuance Under Equity Compensation Plans

  The following table provides certain information as of December 31, 2002 with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.


                                                                              Number of
                               Number of                                  securities remaining
                             Securities to           Weighted             for future issuance
                             be issued upon          average                 under equity
                              exercise of          exercise price          compensation plans
                              outstanding          of outstanding         (excluding securities
                           options, warrants     options, warrants        reflected in the first
                              and rights            and rights                   column)
------------------------------------------------------------------------------------------------

Loews Common Stock:
  Equity compensation
   plans approved by
   security holders (a)       827,000               $46.535                    1,147,600
Carolina Group Stock:
  Equity compensation
   plans approved by
   security holders (c)       195,000               $28.000                    1,305,000
  Equity compensation
   plans not approved
   by security holders (b)      N/A                   N/A                         N/A

------------

(a)  Consists of the Loews Corporation 2000 Stock Option Plan.
(b) The Company has no equity compensation plan that has not been authorized by its stockholders.
(c)  Consists of the Carolina Group 2002 Stock Option Plan.

Item 6.  Selected Financial Data.


Year Ended December 31               2002         2001*       2000*          1999*       1998*
------------------------------------------------------------------------------------------------
(In millions, except per share data)

Results of Operations:
Revenues                          $17,495.4    $18,769.6    $20,684.1     $20,890.4   $20,988.2
Income (loss) before taxes
 and minority interest            $ 1,647.1    $  (822.2)   $ 3,151.1     $   876.5   $   993.7
Income (loss) from continuing
 operations                       $   982.6    $  (543.2)   $ 1,844.1     $   482.0   $   418.5
Discontinued operations - net         (31.0)         9.4          4.5           3.2         0.2
Cumulative effect of changes in
 accounting principles-net            (39.6)       (53.3)                    (157.9)
------------------------------------------------------------------------------------------------
Net income (loss)                 $   912.0    $  (587.1)   $ 1,848.6     $   327.3   $   418.7
================================================================================================

Income (loss) attributable to:
  Loews common stock:
   Income (loss) from continuing
    operations                    $   841.9    $  (543.2)   $ 1,844.1     $   482.0   $   418.5
   Discontinued operations-net        (31.0)         9.4          4.5           3.2         0.2
   Cumulative effect of changes
    in accounting principles-net      (39.6)       (53.3)                    (157.9)
------------------------------------------------------------------------------------------------
  Loews common stock                  771.3       (587.1)     1,848.6         327.3       418.7
  Carolina Group stock                140.7
------------------------------------------------------------------------------------------------
  Net income (loss)               $   912.0    $  (587.1)   $ 1,848.6     $   327.3   $   418.7
================================================================================================

Income (Loss) Per Share:

Loews common stock:
  Income (loss) from continuing
   operations                     $    4.49    $   (2.79)   $    9.28     $    2.22   $    1.83
  Discontinued operations - net       (0.17)        0.05         0.02          0.01
  Cumulative effect of changes
   in accounting principles-net       (0.21)       (0.27)                     (0.73)
------------------------------------------------------------------------------------------------
  Net income (loss)               $    4.11    $   (3.01)   $    9.30     $    1.50   $    1.83
================================================================================================

Carolina Group stock              $    3.50
================================================================================================

Financial Position:

Investments                       $40,136.7    $41,159.1    $41,332.7     $42,008.0   $44,356.6
Total assets                       70,519.6     75,006.6     71,594.8      70,635.1    72,477.0
Long-term debt                      5,651.9      5,920.3      6,040.0       5,706.3     5,966.7
Shareholders' equity               11,235.2      9,429.3     10,969.1       9,783.8    10,043.2
Cash dividends per share:
  Loews common stock                   0.60         0.58         0.50          0.50        0.50
  Carolina Group stock                 1.34
Book value per share of
  Loews common stock                  61.68        49.24        55.62         46.82       44.60
Shares outstanding:
  Loews common stock                 185.44       191.49       197.23        208.96      225.16
  Carolina Group stock                39.91
------------------------------------------------------------------------------------------------

* Restated to reflect an adjustment to the Company's historical accounting for CNA's investment in life settlement contracts and the related revenue recognition. See Notes 1 and 23 of the Notes to Consolidated Financial Statements included in Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

  Consolidated net income (including both the Loews Group and Carolina Group) for the year ended December 31, 2002, was $912.0 million, compared to a net loss of $587.1 million in 2001. The 2001 results include a restatement of previously reported financial results related to the life settlement business of CNA, as described below.

  Net income for 2002 included a loss from discontinued operations at CNA of $31.0 million or $0.17 per share of Loews common stock, compared to income from discontinued operations of $9.4 million or $0.05 per share of Loews common stock in the comparable period of the prior year. Results for 2002 also included a charge for accounting changes of $39.6 million or $0.21 per share of Loews common stock, related to accounting for goodwill and other intangible assets, compared to a charge of $53.3 million or $0.27 per share of Loews common stock in the comparable period of the prior year, related to accounting for derivative instruments at CNA.

  Consolidated net operating income for the year ended December 31, 2002, which excludes net investment gains (losses), discontinued operations and the effects of accounting changes, was $1,099.3 million, compared to a loss of $1,333.1 million in the comparable period of the prior year.

  Net operating income (loss) is calculated by deducting net investment gains or losses, discontinued operations and the cumulative effect of a change in accounting principle (after deduction of related income taxes and minority interests), from net income (loss). Analysts following the Company's stock have advised the Company that such information is meaningful in assisting them in measuring the performance of its insurance subsidiaries. In addition, it is used in management's discussion of the results of operations for the insurance related segments due to the significance of the amount of net investment gains or losses. Net operating income (losses) is also a common measure throughout the insurance industry. Net realized investment gains (losses) are excluded from this operating measure because investment gains or losses related to CNA's available-for-sale investment portfolio are largely discretionary, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations.

  Net operating income attributable to Loews common stock for the year ended December 31, 2002, which excludes net investment (losses) gains, discontinued operations and the effects of accounting changes, was $963.9 million, compared to a loss of $1,333.1 million in the comparable period of the prior year.

  Net income attributable to Carolina Group stock for the year ended December 31, 2002 was $140.7 million or $3.50 per share.

  Consolidated net income for the quarter ended December 31, 2002 was $261.3 million, compared to $191.0 million in 2001. Consolidated net operating income for the 2002 fourth quarter, which excludes net investment losses and discontinued operations, was $285.0 million, compared to a net operating loss of $47.2 million in the fourth quarter of 2001.

  Net income attributable to Loews common stock for the 2002 fourth quarter was $224.4 million or $1.21 per share, compared to $191.0 million or $0.99 per share in the comparable period of the prior year. Net income in the 2002 fourth quarter includes net investment losses attributable to Loews common stock of $24.2 million, compared to gains of $235.5 million in the comparable period of the prior year.

  Net operating income attributable to Loews common stock for the 2002 fourth quarter, which excludes net investment losses and discontinued operations, was $248.6 million, compared to a net operating loss of $47.2 million in the comparable period of the prior year.

  Net income attributable to Carolina Group Stock for the 2002 fourth quarter was $36.9 million or $0.92 per share.

CNA's Life Settlement Contract Accounting

  As a result of a routine review of CNA's periodic filings by the Division of Corporation Finance of the Securities and Exchange Commission ("SEC"), the Company has restated its financial statements as of and for the years ended December 31, 2001 and 2000 as well as its interim financial statements for the first three quarters of 2002 and all interim periods of 2001. The restated financial statements reflect an adjustment to the Company's historical accounting for CNA's investment in life settlement contracts and the related revenue recognition.

  CNA's historical accounting was to record an asset for the amount paid to acquire the life settlement contract along with other direct acquisition costs, and to recognize revenue over the period the contract was held. The SEC concluded that the Financial Accounting Standards Board ("FASB") Technical Bulletin ("FTB") 85-4 "Accounting for Purchases of Life Insurance" should have been applied to CNA's investment in life settlement contracts. Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy. Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, are expensed immediately. Periodic maintenance costs, such as premiums, necessary to keep the underlying policy in-force are expensed as incurred and included in other operating expense. Revenue is recognized and included in other revenue in the Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures.

  The adjustment related to life settlement contracts increased (decreased) previously reported results of operations by $2.0 and $(28.1) million for the years ended December 31, 2001 and 2000, respectively. Additionally, the Consolidated Statements of Shareholders' Equity reflects a decrease in earnings retained in the business of $193.9 million as of January 1, 2000.

Classes of Common Stock

  The issuance of Carolina Group Stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group Stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are (a) the Company's 100% stock ownership interest in Lorillard, Inc.; (b) notional, intergroup debt owed by the Carolina Group to the Loews Group ($2.4 billion outstanding at December 31, 2002), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and (c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

  As of December 31, 2002, the outstanding Carolina Group Stock represents a 23.01% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all the Company's assets and liabilities other than the 23.01% economic interest represented by the outstanding Carolina Group Stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

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

Parent Company

  The Company is a holding company and derives substantially all of its cash flow from its subsidiaries, principally Lorillard. The Company relies upon its invested cash balances and distributions from its subsidiaries to generate the funds necessary to meet its obligations and to declare and pay any dividends to its stockholders. The ability of the Company's subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA (see Liquidity and Capital Resources -CNA, below), laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets of such subsidiaries over the claims of the Company and its creditors and stockholders.

  At December 31, 2002, the book value per share of Loews Common Stock was $61.68, compared to $49.24 at December 31, 2001. The increase in book value per share of Loews Common Stock is primarily due to proceeds from the issuance of the Carolina Group Stock in February 2002 and the net economic interest attributable to the Loews Common Stock in the notional intergroup debt receivable from the Carolina Group, net income for 2002 and an increase in the Company's unrealized gains on available-for-sale investments.

CRITICAL ACCOUNTING ESTIMATES

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

  The consolidated financial statements and accompanying notes have been prepared in accordance with GAAP, applied on a consistent basis. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

  The accounting policies discussed below are considered by management to be critical to an understanding of the Company's financial statements as their application places the most significant demands on management's judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and have a material adverse impact on the Company's results of operations or equity.

Insurance Reserves

  Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity as well as assumptions about expected investment returns. The inherent risks associated with the reserving process are discussed below, in Reserves - Estimates and Uncertainties. Additionally, a review of Results of Operations for CNA's segment results, Environmental Pollution and Mass Tort and Asbestos Reserves and Second Quarter 2001 Reserve Strengthening sections that follow is necessary to understand the sensitivity of management's estimate.

Reinsurance

  Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as a receivable in the Consolidated Balance Sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The ceding of insurance does not discharge the primary liability of CNA. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions. Further information on reinsurance is provided in the Reinsurance section that follows.

Tobacco Litigation

  Lorillard and other cigarette manufacturers continue to be confronted with substantial litigation. Plaintiffs in most of the cases seek unspecified amounts of compensatory damages and punitive damages, although some seek damages ranging into the billions of dollars. Plaintiffs in some of the cases seek treble damages, statutory damages, disgorgement of profits, equitable and injunctive relief, and medical monitoring, among other damages.

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

  Lorillard believes that it has valid defenses to the cases pending against it. Lorillard also believes it has valid bases for appeal of the adverse verdicts against it. To the extent the Company is a defendant in any of the lawsuits, the Company believes that it is not a proper defendant in these matters and has moved or plans to move for dismissal of all such claims against it. While Lorillard intends to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

  Except for the impact of the State Settlement Agreements as described in
Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the consolidated financial statements for any unfavorable outcome. It is possible that the Company's results of operations, cash flows and its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

Valuation of Investments and Impairment of Securities

  The Company classifies its holdings of fixed maturity securities (bonds and redeemable preferred stocks) and equity securities, which are held principally by insurance subsidiaries, as available-for-sale, and are carried at fair value. Changes in fair value are recorded as a component of accumulated other comprehensive income in shareholders' equity, net of applicable deferred income taxes and participating policyholders' and minority interest. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in investment income.

  The Company's investment portfolio is subject to market declines below book value that may be other-than-temporary. CNA has an Impairment Committee, which reviews its investment portfolio on a quarterly basis with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the period in which the determination occurred. See "Investments - CNA" and Note 2 of the Notes to Consolidated Financial Statements included in Item 8 for information related to the Company's impairment charges.

  Securities in the parent company's investment portfolio that are not part of its cash management activities are classified as trading securities in order to reflect the Company's investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the Consolidated Statements of Operations.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA

  Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is a 90% owned subsidiary of the Company.

  CNA conducts its operations through five operating groups: Standard Lines, Specialty Lines and CNA Re (these groups comprise the Company's property and casualty segment); Group Operations and Life Operations. In addition to these five operating segments, certain other activities are reported in the Other Insurance segment. The Other Insurance segment consists of losses and expenses related to centralized adjusting and settlement of asbestos, pollution and mass tort claims ("APMT"), certain run-off insurance operations, interest expense on corporate debt, e-Business initiatives, and intercompany eliminations. These segments reflect the way CNA manages its operations and makes business decisions.

  Run-off insurance operations consist of personal insurance, entertainment insurance, agriculture insurance, group reinsurance and other financial lines as well as the direct financial guarantee business underwritten by CNA's insurance affiliates and other insurance run-off operations. Run-off insurance operations also include assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health coverages ("IGI Program").

  During 2002, CNA underwent management changes and strategic realignment. These events have changed the way CNA manages its operations and makes business decisions and, therefore, necessitated a change in CNA's reportable segments.

  CNA Trust, a limited-operations bank specializing in 401(k) plan administration, and Institutional Markets, which provides guaranteed return investment products for qualified and non-qualified institutional buyers, was transferred from Life Operations to Group Operations. Group Reinsurance, the business which assumes reinsurance from unaffiliated entities on group life, accident and health products and excess medical risk coverages for self-funded employers, was transferred from Group Operations to Other Insurance to be included as part of run-off insurance operations. The Environmental Pollution and Mass Tort and Asbestos ("APMT") Reserves related to assumed reinsurance, along with the assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health coverages, was transferred from CNA Re to Other Insurance. The U.S. zone of Global business, which primarily offers international insurance to U.S. based corporations and U.S. insurance to foreign corporations, was transferred from Specialty Lines to Standard Lines.

  The consolidated operations for the year ended December 31, 2001 were significantly impacted by the second quarter 2001 prior year reserve strengthening, WTC event, and restructuring and other related charges. A discussion of these items, along with CNA's current terrorism exposure and description of reserves is presented below.

World Trade Center Event

  During the third quarter of 2001, CNA recorded estimated incurred losses of $468.0 million pretax, net of reinsurance, related to the World Trade Center disaster and related events ("WTC event"). The loss estimate was based on a total industry loss of $50.0 billion and included all lines of insurance. This estimate took into account CNA's substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. CNA has closely monitored reported losses as well as the collection of reinsurance on WTC event claims. As of December 31, 2002, CNA believes its recorded reserves, net of reinsurance, for the WTC event are adequate.

  The following table provides management's estimate of losses related to the WTC event on a gross basis (before reinsurance) and a net basis (after reinsurance) on CNA's operating segments:


                                                                  Pretax                Net of
                                                      Pretax     Aggregate   Total      Tax and
                                          Gross        Net      Reinsurance  Pretax    Minority
Year Ended December 31, 2001              Losses    Impact (a)    Benefit    Impact    Interest
------------------------------------------------------------------------------------------------
(In millions)

Standard Lines                          $  375.0    $  185.0     $  108.0    $  77.0    $  44.0
Specialty Lines                            214.0        30.0         12.0       18.0       11.0
CNA Re                                     662.0       410.0        139.0      271.0      154.0
------------------------------------------------------------------------------------------------
Total Property and Casualty              1,251.0       625.0        259.0      366.0      209.0
Group Operations                           235.0        53.0                    53.0       31.0
Life Operations                             75.0        22.0                    22.0       12.0
Other Insurance                             87.0        27.0                    27.0       15.0
------------------------------------------------------------------------------------------------
Total                                   $1,648.0    $  727.0     $  259.0    $ 468.0    $ 267.0
================================================================================================

(a) Pretax impact of the WTC event before the corporate aggregate reinsurance treaties. The pretax net impact includes $85.0 of reinstatement and additional premiums.

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

  The second quarter 2001 prior year reserve strengthening and related items comprising the amounts noted above are detailed by segment in the following table:


                                     Standard      Specialty                 Other
Year Ended December 31, 2001          Lines          Lines      CNA Re     Insurance    Total
------------------------------------------------------------------------------------------------
(In millions)

Net reserve strengthening excluding
 the impact of the corporate
 aggregate reinsurance treaty:
   APMT                                                                    $1,197.0   $1,197.0
   Non-APMT                          $  523.0     $  407.0     $  571.0        93.0    1,594.0
------------------------------------------------------------------------------------------------
Total                                   523.0        407.0        571.0     1,290.0    2,791.0
Pretax benefit from corporate
 aggregate reinsurance treaty
 on accident year 1999                 (197.0)                    (26.0)                (223.0)*
Accrual for insurance-related
 assessments                             48.0                                             48.0
------------------------------------------------------------------------------------------------
Net reserve strengthening
 and related accruals                   374.0        407.0        545.0     1,290.0    2,616.0
------------------------------------------------------------------------------------------------
Change in estimate of premium
 accruals                               632.0                     (13.0)       (3.0)     616.0
Reduction of related commission
 accruals                               (50.0)                                           (50.0)
------------------------------------------------------------------------------------------------
Net premium and related accrual
 reductions                             582.0                     (13.0)       (3.0)     566.0
------------------------------------------------------------------------------------------------
Total pretax second quarter
 2001 reserve strengthening
 and other related accruals          $  956.0     $  407.0     $  532.0    $1,287.0   $3,182.0
================================================================================================
Total after tax and minority
 interest second quarter 2001
 reserve strengthening and other
 related accruals                    $  540.0     $  239.0     $  301.0    $  729.0   $1,809.0
================================================================================================

* $500.0 of ceded losses reduced by $230.0 of ceded premiums and $47.0 of interest charges.

  With respect to environmental and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the "absolute pollution exclusion," which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA's pending pollution and mass tort claims and coverage litigation. During the spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was necessary.

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

  Throughout 2000 and into 2001, CNA experienced significant increases in new asbestos bodily injury claims. In light of this development, CNA formed the view that payments for asbestos claims could be higher in future years than previously estimated. Moreover, in late 2000 through mid-2001, industry sources such as rating agencies and actuarial firms released analyses and studies commenting on the increase in claim volumes and other asbestos liability developments. For example, A.M. Best Company ("A.M. Best") released a study in May 2001 increasing its ultimate asbestos reserve estimate 62.5% from $40.0 to $65.0 billion, citing an unfunded insurance industry reserve shortfall of $33.0 billion. In June 2001, Tillinghast raised its asbestos ultimate exposure from $55.0 to $65.0 billion for the insurance industry and its estimate of the ultimate/remaining asbestos liability for all industries was raised to $200.0 billion.

  Also in the 2000 to 2001 time period, a number of significant asbestos defendants filed for bankruptcy, increasing the likelihood that excess layers of insurance coverage could be called upon to indemnify policyholders and creating the potential that novel legal doctrines could be employed, which could accelerate the time when such indemnification payments could be due.

  These developments led CNA to the conclusion that its asbestos reserves required strengthening.

  The non-APMT adverse reserve development in 2001 was the result of analyses of several lines of business. This development related principally to commercial insurance coverages including automobile liability and multiple-peril, as well as assumed reinsurance and healthcare-related coverages. A brief summary of these lines of business and the associated reserve development is discussed below.

  Approximately $600.0 million of the adverse loss development was a result of several coverages provided to commercial entities. The gross and net carried claim and claim adjustment expense reserves for Standard Lines at the beginning of 2001 was $12,070.0 and $9,129.0 million. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York. The unfavorable development was driven principally by accident years 1997 through 2000.

The remaining development affecting years prior to 1997 was driven principally by construction defect claims as described below.

  The commercial automobile liability analysis indicated increased ultimate claim and claim adjustment expense across several accident years due to higher paid and reported claim and claim adjustment expense resulting from several factors. These factors include uninsured/underinsured motorists coverage in Ohio, a change in the rate at which the average claim size was increasing and a lack of improvement in the ratio of the number of claims per exposure unit, the frequency. First, Ohio courts had significantly broadened the population covered through the uninsured/underinsured motorists' coverage. The broadening of the population covered by this portion of the policy, and the retrospective nature of this broadening of coverage, resulted in additional claims for older years. Second, in recent years, the average claim size had been increasing at less than a 2.0% annual rate. The available data indicated that the rate of increase was closer to 8.0% with only a portion of this increase explainable by a change in mix of business. Finally, the review completed during the second quarter of 2001 indicated that the frequency for the 2000 accident year was 6.0% higher than 1999. Expectations were that the 2000 frequency would show an improvement from the 1999 level.

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

  An analysis of assumed reinsurance business written by CNA Re showed that the paid and reported losses for recent accident years were higher than expectations, which resulted in management recording net unfavorable development on prior year loss reserves of approximately $560.0 million. The gross and net claim and claim adjustment expense reserves at the beginning of 2001 for CNA Re was $4,238.0 and $2,735.0 million. Because of the long and variable reporting pattern associated with assumed reinsurance as well as uncertainty regarding possible changes in the reporting methods of the ceding companies, the carried reserves for assumed reinsurance was based mainly on the pricing assumptions until experience emerges to show that the pricing assumptions are no longer valid. The reviews completed during the second quarter of 2001, including analysis at the individual treaty level, showed that the pricing assumptions were no longer appropriate. The classes of business with the most significant changes included excess of loss liability, professional liability and proportional and retrocessional property. The unfavorable reserve development was driven principally by accident years 1996 through 2000.

  Approximately $320.0 million of adverse loss development was due to adverse experience in all other lines, primarily in coverages provided to healthcare-related entities written by CNA HealthPro. The gross and net claim and claim adjustment expense reserves at the beginning of 2001 for Specialty Lines was approximately $4,813.0 and $3,429.0 million. The level of paid and reported losses associated with coverages provided to national long-term care facilities were higher than expected. The long-term care facility business had traditionally been limited to local facilities. In recent years, CNA began to provide coverage to large chains of long-term care facilities. Original assumptions were that these chains would exhibit loss ratios similar to the local facilities. The most recent review of these large chains indicated an overall loss ratio in excess of 500.0% versus approximately 100.0% for the remaining business. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected. The review indicated that the average loss had increased to over $330,000. Prior to this review, the expectation for the average loss was approximately $250,000. Unfavorable reserve development of $240.0 million was recorded for accident years 1997 through 2000. The remaining unfavorable reserve development was attributable to accident years prior to 1997.

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

  Approximately $188.0 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results. More than one-half of the change in estimate in premiums was attributable to accident years 1997 through 1999 with the remainder attributable to years prior to 1992. Accruals for ceded premiums related to other reinsurance treaties increased $83.0 million due to the reserve strengthening. This increase in accruals for ceded premiums were principally recorded in accident year 2000. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above, which were principally recorded in accident years prior to 1999.

Reinsurance

  CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA's retained amount varies by type of coverage. Generally, property risks are reinsured on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk. CNA's ceded life reinsurance includes utilization of coinsurance, yearly renewable term and facultative programs. A majority of the reinsurance utilized by CNA's life insurance operations relates to term life insurance policies. Term life insurance policies issued from 1994 onward are generally ceded at 60%-90% of the face value. Universal Life policies issued from 1998 onward are generally ceded at 75% of the face value.

  CNA's overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a "funds withheld" basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer's margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract is recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA's retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Balance Sheets.

  Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in investment income, net was $239.6, $241.4 and $86.9 million in 2002, 2001 and 2000. The amount subject to interest crediting rates on such contracts was $2,766.0 and $2,724.0 million at December 31, 2002 and 2001.

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

  Amounts receivable from reinsurers were $12,695.3 and $13,823.4 million at December 31, 2002 and 2001. Of these amounts, $957.0 and $838.0 million were billed to reinsurers as of December 31, 2002 and 2001, as reinsurance contracts generally require payment of claims by the ceding company before the amount can be billed to the reinsurer. The remaining receivable relates to the estimated case and incurred but not reported losses ("IBNR") reserves and future policyholder benefits ceded under reinsurance contracts.

  CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4,825.0 and $3,696.0 million at December 31, 2002 and 2001.

  CNA's largest recoverables from a single reinsurer at December 31, 2002, including prepaid reinsurance premiums, were approximately $2,090.0, $1,456.0, $890.0, $616.0, $598.0, and $541.0 million from subsidiaries of Allstate, subsidiaries of Hannover Reinsurance (Ireland) Ltd., American Reinsurance Company, European Reinsurance Company of Zurich, subsidiaries of Gerling Global Reinsurance Corporation, and Lloyd's Underwriters.

  CNA has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. CNA's principal credit exposures from these recent events arise from reinsurance receivables from Gerling Global ("Gerling"), Trenwick and Commercial Risk insurance groups. At December 31, 2002, CNA had approximately $926.0 million of reinsurance receivables from these reinsurers, of which $384.0 million was not supported by collateral. The majority of the uncollateralized receivables were due from U.S.-domiciled insurers. Of the $384.0 million of reinsurance recoverables unsupported by collateral, $170.0 million relates to Gerling. Gerling has stated that CNA transfer approximately $204.0 million of funds withheld balances on three treaties relating to CNA HealthPro to a trust established by Gerling for the benefit of CNA, or in the absence of such transfer, that these treaties be commuted. CNA has taken Gerling's statement under advisement.

  In certain circumstances, including significant deterioration of a reinsurer's financial strength ratings, CNA may engage in commutation discussions with an individual reinsurer. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations, including any related to Gerling, could have an adverse material impact on the Company's results of operations or equity.

  CNA has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $195.7 and $170.0 million at December 31, 2002 and 2001. While CNA believes the allowance for doubtful accounts is adequate based on current collateral and information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company's results of operations or equity.

  For 2002, CNA entered into a corporate aggregate reinsurance treaty covering substantially all of CNA's property and casualty lines of business (the "2002 Cover"). Ceded premium related to the reinsurer's margin of $10.0 million was recorded in 2002. No losses were ceded during 2002 under this contract, and the 2002 Cover was commuted as of December 31, 2002.

  In 1999, CNA entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property and casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 million of ceded losses with an aggregate limit of $1.0 billion of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

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

  The impact of the Aggregate Cover on pretax operating results was as follows:


Year Ended December 31                                       2002        2001
------------------------------------------------------------------------------
(In millions)

Ceded earned premium                                                 $ (543.0)
Ceded claim and claim adjustment expenses                             1,010.0
Interest charges                                           $(51.0)      (81.0)
------------------------------------------------------------------------------
Pretax (expense) benefit on operating results              $(51.0)   $  386.0
==============================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $760.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $618.0 million have been ceded under the CCC Cover through December 31, 2002.

  The impact of the CCC Cover on pretax operating results was as follows:


Year Ended December 31                                       2002        2001
------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                                      $(101.0)  $ (260.0)
Ceded claim and claim adjustment expenses                    148.0      470.0
Interest charges                                             (37.0)     (20.0)
------------------------------------------------------------------------------
Pretax benefit on operating results                        $  10.0   $  190.0
==============================================================================

  The impact by operating segment of the Aggregate Cover and the CCC Cover on pretax operating results was as follows:




Year Ended December 31                                         2002      2001
------------------------------------------------------------------------------
(In millions)

Standard Lines                                              $ (52.0)  $ 381.0
Specialty Lines                                                 2.0      33.0
CNA Re                                                         12.0     162.0
------------------------------------------------------------------------------
Total Property and Casualty                                   (38.0)    576.0
Other Insurance                                                (3.0)
------------------------------------------------------------------------------
Pretax impact on operating results                          $ (41.0)  $ 576.0
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

  As summarized in the following table, during 2001, CNA incurred $62.0 million pretax, or $35.0 million after tax and minority interest, of restructuring and other related charges for the IT Plan. During 2002, $4.0 million pretax, or $2.6 million after tax and minority interest, of this accrual was reduced.




                                  Employee
                                 Termination    Impaired
                                 and Related      Asset     Other
Year Ended December 31, 2001    Benefit Costs    Charges    Costs      Total
------------------------------------------------------------------------------
(In millions)

Standard Lines                       $  5.0      $  1.0                $  6.0
Specialty Lines                         2.0                               2.0
------------------------------------------------------------------------------
Total Property and Casualty             7.0         1.0                   8.0
Life Operations                                    17.0                  17.0
Other Insurance                        22.0        14.0     $ 1.0        37.0
------------------------------------------------------------------------------
Pretax impact on operating results   $ 29.0      $ 32.0     $ 1.0      $ 62.0
==============================================================================

  In connection with the IT Plan after the write-off of impaired assets, CNA accrued $30.0 million of restructuring and other related charges in 2001 (the "IT Plan Initial Accrual"). These charges primarily related to $29.0 million of workforce reductions of approximately 260 positions gross and net and $1.0 million of other costs.

  The following table summarizes the IT Plan Initial Accrual and the activity in that accrual during 2002 and 2001.


                                  Employee
                                 Termination    Impaired
                                 and Related      Asset     Other
                                Benefit Costs    Charges    Costs      Total
------------------------------------------------------------------------------
(In millions)

IT Plan Initial Accrual              $ 29.0      $ 32.0     $ 1.0      $ 62.0
Cost that did not require
 cash in 2001                                     (32.0)                (32.0)
Payments charged against
 liability in 2001                    (19.0)                            (19.0)
------------------------------------------------------------------------------
Accrued costs at
 December 31, 2001                     10.0                   1.0        11.0
Payments charged against
 liability in 2002                     (2.0)                             (2.0)
Reduction of accrual                   (3.0)                 (1.0)       (4.0)
------------------------------------------------------------------------------
Accrued costs at
 December 31, 2002                   $  5.0                             $ 5.0
==============================================================================

  Through December 31, 2002, 249 employees were released due to the IT Plan, nearly all of whom were technology support staff. In December of 2002, the accrual was reduced by $4.0 million in the Other Insurance segment primarily related to employee termination costs. The remaining $5.0 million of the accrual relating to employee termination and related benefit costs is expected to be paid through 2005.

2001 Plan

  The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units ("SBUs") in the property and casualty operations, changes in the strategic focus of the Life Operations and Group Operations and consolidation of real estate locations. The reduction in the number of property and casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Group Operations included a decision to discontinue the variable life and annuity business.

  As summarized in the following table, during 2001, CNA incurred $189.0 million pretax, or $109.4 million after tax and minority interest, of restructuring and other related charges for the 2001 Plan. During 2002, $32.0 million pretax, or $18.4 million after tax and minority interest, of this accrual was reduced.


                                            Employee
                                           Termination     Lease      Impaired
                                           and Related  Termination    Asset    Other
Year Ended December 31, 2001              Benefit Costs    Costs      Charges   Costs     Total
------------------------------------------------------------------------------------------------
(In millions)

Standard Lines                               $ 40.0                                      $ 40.0
Specialty Lines                                 7.0                                         7.0
CNA Re                                          2.0        $  4.0                           6.0
------------------------------------------------------------------------------------------------
Total Property and Casualty                    49.0           4.0                          53.0
Group Operations                                7.0                             $ 35.0     42.0
Life Operations                                 3.0                   $  9.0               12.0
Other Insurance                                 9.0          52.0       21.0               82.0
------------------------------------------------------------------------------------------------
Pretax impact on operating results           $ 68.0        $ 56.0     $ 30.0    $ 35.0   $189.0
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

  The following table summarizes the 2001 Plan Initial Accrual and the activity in that accrual during 2001 and 2002.


                                            Employee
                                           Termination     Lease      Impaired
                                           and Related  Termination    Asset    Other
Year Ended December 31, 2001              Benefit Costs    Costs      Charges   Costs     Total
------------------------------------------------------------------------------------------------
(In millions)

2001 Plan Initial Accrual                    $ 68.0        $ 56.0     $ 30.0    $ 35.0   $189.0
Cost that did not require cash                                                   (35.0)   (35.0)
Payments charged against liability             (2.0)                                       (2.0)
------------------------------------------------------------------------------------------------
Accrued costs December 31, 2001                66.0          56.0       30.0              152.0
Costs that did not require cash                (1.0)         (3.0)      (9.0)             (13.0)
Payments charged against liability            (53.0)        (12.0)      (4.0)             (69.0)
Reduction of accrual                          (10.0)         (7.0)     (15.0)             (32.0)
------------------------------------------------------------------------------------------------
Accrued costs December 31, 2002              $  2.0        $ 34.0     $  2.0             $ 38.0
================================================================================================

  The following table summarizes the reduction of the 2001 Plan Initial Accrual by segment in 2002.


                                  Employee
                                 Termination      Lease     Impaired
                                 and Related   Termination   Asset
Year Ended December 31, 2002    Benefit Costs     Costs      Charges    Total
------------------------------------------------------------------------------
(In millions)

Standard Lines                       $ (8.0)                           $ (8.0)
Specialty Lines                        (1.0)                             (1.0)
------------------------------------------------------------------------------
Total Property and Casualty            (9.0)                             (9.0)
Life Operations                                             $ (1.0)      (1.0)
Other Insurance                        (1.0)     $ (7.0)     (14.0)     (22.0)
------------------------------------------------------------------------------
Total                                $(10.0)     $ (7.0)    $(15.0)    $(32.0)
==============================================================================

  The 2001 Plan charges incurred and accrued by Standard Lines were $40.0 million in 2001, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 1,063 positions gross and net, of which $27.0 million related to severance and outplacement costs and $13.0 million related to other salary costs. Through December 31, 2002, approximately 882 employees net were released due to the 2001 Plan. Approximately 39.0% of these employees were administrative, technology or financial support staff; approximately 52.0% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 9.0% of these employees were in various other positions. During December of 2002, $8.0 million of the accrual was reduced primarily due to successful redeployment of employees to other positions within the organization. An accrual of $1.0 million remained at December 31 2002 relating to employee termination costs which will be paid in 2003.

  The 2001 Plan charges incurred and accrued by Specialty Lines were $7.0 million in 2001, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 177 positions gross and net, of which $5.0 million related to severance and outplacement costs and $2.0 million related to other salary costs. Through December 31, 2002, approximately 126 employees net were released due to the 2001 Plan. Approximately 26.0% of these employees were administrative, technology or financial support staff; approximately 63.0% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 11.0% of these employees were in various other positions. During December of 2002, the accrual was reduced by $1.0 million. An accrual of $1.0 million remained at December 31, 2002 relating to employee termination costs which will be paid in 2003.

  The 2001 Plan charges incurred and accrued by CNA Re were $6.0 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 33 positions gross and net, amounted to $2.0 million, all of which related to severance and outplacement costs. Payments of $1.0 million were made in 2002 for approximately 15 employees net released through December 31, 2002 due to the 2001 Plan. The remaining $4.0 million of charges incurred by CNA Re related to lease termination costs. Approximately $1.0 million was paid in 2002 related to lease termination costs. As a result of the sale of CNA Re U.K., the remaining accrual related to CNA Re of $4.0 million was reduced. See "Investments - Insurance" that follows for further information.

  The 2001 Plan charges incurred and accrued by Group Operations were $42.0 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 187 positions, gross and net, amounted to $7.0 million. Through December 31, 2002, 82 employees net in Group Operations were released due to the 2001 Plan. Approximately 28.0% of these employees were administrative, technology or financial support staff; and approximately 72.0% of these employees were underwriters, claim adjusters and related insurance services staff. Other costs of $35.0 million in Group Operations relate to a write-off of deferred acquisition costs on in-force variable life and annuity contracts, as CNA believes that the decision to discontinue these products will negatively impact the persistency of the business.

  The 2001 Plan charges incurred and accrued by Life Operations were $12.0 million. Costs related to employee termination and related benefit costs for planned reductions in workforce of 207 positions gross and net, amounted to $3.0 million, which related primarily to severance and outplacement costs. Through December 31, 2002, approximately 144 employees net were released due to the 2001 Plan. Approximately 23.0% of these employees were administrative, technology or financial support staff; approximately 65.0% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 12.0% of these employees were in various other positions. Life Operations incurred and accrued $9.0 million of impaired asset charges related to software in 2001. In December of 2002, the remaining $1.0 million of this accrual was reduced.

  The 2001 Plan charges incurred and accrued by the Other Insurance segment were $82.0 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 194 positions gross and net, amounted to $9.0 million, of which $6.0 million related to severance and outplacement costs and $3.0 million related to other salary costs. Through December 31, 2002, 157 employees net were released due to the 2001 Plan. Approximately 63.0% of these employees were administrative, technology or financial support staff; approximately 28.0% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 9.0% of these employees were in various other positions. In December of 2002, $1.0 million of the accrual was reduced for employee termination and related benefit cost. The Other Insurance segment also incurred $73.0 million of lease termination and asset impairment charges related to office closure and consolidation decisions not within the control of the other segments affected. Additionally, $7.0 million was reversed and included in 2002 income relating to lease obligations and $14.0 million relating to impaired asset charges. CNA's original plan contained a timeline to consolidate and reduce the number of office locations. Due to unfavorable conditions in the commercial real estate market, certain office relocations and consolidations occurred later than planned. As a result of such delays, a portion of the planned leasehold write-offs and vacant office space were expensed as period costs, resulting in an excess initial accrual. Of the remaining $36.0 million accrual relating to lease termination costs and impaired asset charges, approximately $18.0 million is expected to be paid in 2003.

  At December 31, 2001, an accrual of $1.0 million for lease termination costs remained related to the August 1998 restructuring ("1998 Plan"). In December of 2002, this accrual was reduced.

Reserves - Estimates and Uncertainties

  CNA maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses and future policy benefits, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported. Claim and claim adjustment expense and future policy benefit reserves are reflected as liabilities on the Consolidated Balance Sheets under the heading "Insurance Reserves." Changes in estimates of Insurance Reserves are reflected in the Company's Consolidated Statements of Operations, in the period in which the change arises.

  The level of Insurance Reserves maintained by CNA represents management's best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known at that time. Insurance Reserves are not an exact calculation of liability but instead are estimates that are derived by CNA, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. Some of the many uncertain future events about which CNA makes assumptions and estimates are claims severity, frequency of claims, mortality, morbidity, expected interest rates, economic inflation, the impact of underwriting policy and claims handling practices and the lag time between the occurrence of an insured event and the time it is ultimately settled (referred to in the insurance industry as the "tail").

  CNA's experience has been that the inherent uncertainties of estimating Insurance Reserves are generally greater for casualty coverages (particularly long-tail casualty risks such as APMT losses) than for property coverages. Estimates of the cost of future APMT claims are highly complex and include an assessment of, among other things, whether certain costs are covered under the policies and whether recovery limits apply, allocation of liability among numerous parties, some of whom are in bankruptcy proceedings, inconsistent court decisions and developing legal theories and tactics of plaintiffs' lawyers. Reserves for property-related catastrophes, both natural disasters and man-made catastrophes such as terrorist acts, are also difficult to estimate. See the discussion of the Second Quarter 2001 Prior Year Reserve Strengthening, the WTC Event, and Environmental Pollution and Mass Tort and Asbestos Reserves for further information.

  In addition to the uncertainties inherent in estimating APMT and catastrophe losses, CNA is subject to the uncertain effects of emerging or potential claims and coverage issues, which arise as industry practices and legal, judicial, social, and other environmental conditions change. These issues can have a negative effect on CNA's business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Either development could require material increases in claim and claim adjustment expense reserves. Examples of emerging or potential claims and coverage issues include: (i) increases in the number and size of water damage claims related to expenses for testing and remediation of mold conditions; (ii) increases in the number and size of claims relating to injuries from medical products, and exposure to lead and radiation related to cellular phone usage; (iii) expected increases in the number and size of claims relating to accounting and financial reporting, including director and officer and errors and omissions insurance claims, in an environment of major corporate bankruptcies; and (iv) a growing trend of plaintiffs targeting insurers in class action litigation relating to claims-handling and other practices. The future impact of these and other unforeseen emerging or potential claims and coverage issues is extremely hard to predict and could materially adversely affect the adequacy of CNA's claim and claim adjustment expense reserves and could lead to future reserve additions.

  CNA's current Insurance Reserve levels reflect management's best estimate of CNA's ultimate claims and claim adjustment expenses and future policy benefits at December 31, 2002, based upon known facts and current law. However, in light of the many uncertainties associated with making the estimates and assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular and ongoing basis and makes changes as experience develops. CNA may in the future determine that its recorded Insurance Reserves are not sufficient and may increase its reserves by amounts that may be material, which could materially adversely affect the Company's business and financial condition. Any such increase in reserves would be recorded as a charge against the Company's earnings for the period in which the change in estimate arises.

  The following table presents estimated volatility in carried claim and claim adjustment loss reserves for the property and casualty segments.


                                                       Gross       Estimated
                                                   Carried Loss  Volatility in
December 31, 2002                                    Reserves       Reserves
------------------------------------------------------------------------------
(In millions, except %)

Standard Lines                                       $11,576.0      +/-  5.0%
Specialty Lines                                        5,874.0      +/-  7.0%
CNA Re                                                 2,264.0      +/- 15.0%
Other Insurance                                        4,847.0      +/- 20.0%

  The estimated volatility noted above does not represent a range around the actuarial point estimate of CNA's gross loss reserves, and it does not represent the range of all possible outcomes. The volatility represents an estimate of the inherent volatility associated with estimating loss reserves for the specific type of business written by each segment. The primary characteristics influencing the estimated level of volatility are the length of the claim settlement period, changes in medical and other claim costs, changes in the level of litigation or other dispute resolution processes, changes in the legal environment and the potential for different types of injuries emerging. Ceded reinsurance arrangements may reduce the volatility. Since ceded reinsurance arrangements vary by year, volatility in gross reserves may not result in comparable impacts to underwriting income or equity.

  CNA's insurance loss reserves are recorded at management's best estimate which is based on the reviews and analyses performed by CNA's actuaries and management's judgment as to the responsiveness of these reviews and analyses to the factors affecting CNA's loss and loss adjustment expense loss reserves. Management considers factors such as changes in inflation, changes in claim handling and case reserving, changes in underwriting and pricing, and changes in the legal environment. Management considers different specific factors for each situation since the factors affect each type of business differently.

Terrorism Exposure

  CNA and the insurance industry incurred substantial losses related to the WTC event. For the most part, CNA believes the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

  On November 26, 2002, the President of the United States of America signed into law the Terrorism Risk Insurance Act of 2002 (the "Act"), which establishes a program within the Department of the Treasury under which the federal government will share the risk of loss from future terrorist attacks with the insurance industry. The Act terminates on December 31, 2005. Each participating insurance company must pay a deductible before federal government assistance becomes available. This deductible is based on a percentage of direct earned premiums for commercial insurance lines from the previous calendar year, and rises from 1.0% from date of enactment to December 31, 2002 (the "Transition Period") to 7.0% during the first subsequent calendar year, 10.0% in year two and 15.0% in year three. For losses in excess of a company's deductible, the federal government will cover 90.0% of the excess losses, while companies retain the remaining 10.0%. Losses covered by the program will be capped annually at $100.0 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the federal government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges, which cannot exceed 3.0% of annual premium.

  Insurance companies providing commercial property and casualty insurance are required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program, but they are pre-empted in relation to prior approval requirements for rates and forms. The Act has policyholder notice requirements in order for insurers to be reimbursed for terrorism-related losses and, from the date of enactment until December 31, 2004, a mandatory offer requirement for terrorism coverage, although it may be rejected by insureds. The Secretary of the Department of the Treasury has discretion to extend this offer requirement until December 31, 2005.

  While the Act provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event during the next three years, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, CNA's results of operations or equity could nevertheless be materially adversely impacted by them. CNA is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions (where applicable) and the use of reinsurance. In addition, under state laws, CNA is generally prohibited from excluding terrorism exposure from its primary workers compensation, individual life and group life and health policies, and is also prohibited from excluding coverage for fire losses following a terrorist event in a number of states.

  Reinsurers' obligations for terrorism-related losses under reinsurance agreements are not covered by the Act. CNA's current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

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

  The following table summarizes key components of the property and casualty segment operating results for the years ended December 31, 2002, 2001 and 2000.


Year Ended December 31                         2002         2001         2000
------------------------------------------------------------------------------
(In millions, except %)

Net written premiums                     $  7,008.0   $  5,459.0   $  6,773.0
Net earned premiums                         6,838.0      5,010.0      6,927.0
Underwriting loss                            (439.0)    (3,053.0)      (644.0)
Investment income, net                        795.0        974.0      1,330.0
Net operating income (loss)                   258.4     (1,224.8)       428.2

Ratios:
 Loss and loss adjustment expense              74.2%       113.3%        76.6%
 Expense                                       31.1         45.3         31.5
 Dividend                                       1.1          2.3          1.2
------------------------------------------------------------------------------
 Combined                                     106.4%       160.9%       109.3%
==============================================================================

2001 adjusted underwriting loss*                      $   (805.0)
=================================================================

2001 adjusted ratios
 Loss and loss adjustment expense                           74.3%
 Expense                                                    37.2
 Dividend                                                    1.9
-----------------------------------------------------------------
 Combined                                                  113.4%
=================================================================

  * The 2001 adjusted underwriting loss and adjusted ratios exclude the impact of the second quarter 2001 reserve strengthening, the WTC event, both net of the related benefit of corporate aggregate reinsurance treaties, and restructuring and other related charges.

2002 Compared with 2001

  Net operating income for the property and casualty segment was $258.4 million in 2002 as compared with a net operating loss of $1,224.8 million in 2001. The 2001 operating results include prior year reserve strengthening of $1,086.8 million recorded in the second quarter of 2001 related to a change in estimate of prior year net loss reserves and retrospective premium accruals, net of the related corporate aggregate reinsurance treaty benefit, estimated losses related to the WTC event of $209.0 million, net of the related corporate aggregate reinsurance treaties benefit, and restructuring and other related charges of $36.8 million recorded in 2001.

  Excluding these 2001 significant items, 2002 net operating results increased $150.6 million. This increase was due primarily to improved underwriting results and a reduction in the accrual for restructuring and other related charges of $5.4 million after tax and minority interest. The 2001 operating results include a $141.8 million charge, after tax and minority interest, to strengthen prior underwriting year loss reserves for CNA Re U.K., unfavorable 2001 underwriting results for the London-based primary commercial and marine operations, $46.1 million related to the bankruptcy filing by certain Enron entities and $52.5 million benefit related to core corporate aggregate reinsurance treaties. Partially offsetting these improvements was a decline in investment income, including a $48.3 million decrease in limited partnership income.

  The combined ratio decreased 7.0 points in 2002 as compared with 2001 and the underwriting results for the property and casualty segment improved $366.0 million. This change was due to decreases in the loss expense and dividend ratios. The loss ratio decreased 0.1 points as a result of improved current accident year results related to rate increases and new business across property and casualty operations and favorable prior year reserve development in Standard Lines in 2002. Partially offsetting these improvements was unfavorable prior year reserve development in Specialty Lines and CNA Re recorded in 2002. The property and casualty segment recorded $26.0 million of unfavorable reserve development in 2002 as compared with $284.0 million of unfavorable reserve development in 2001. The gross carried claim and claim adjustment expense reserve was $19,714.0 and $23,166.0 million for the years ended December 31, 2002 and 2001. The net carried claim and claim adjustment expense reserve was $11,997.0 and $14,262.0 million for the years ended December 31, 2002 and 2001.

  Specialty Lines recorded unfavorable prior year reserve development of approximately $180.0 million for CNA HealthPro in 2002, which was driven principally by medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally national for-profit nursing homes. Approximately $100.0 million of the prior year unfavorable reserve development was related to assumed excess products and loss portfolio transfers, and was primarily driven by unexpected increases in the number of excess claims in accident years 1999 and 2000. The percentage of total claims greater than $1.0 million has increased by 33.0%, from less than 3.0% of all claims to more than 4.0% of all claims. CNA HealthPro no longer writes assumed excess products and loss portfolio transfers.

  Approximately $50.0 million of the prior year unfavorable reserve development was related to long term care facilities. The development was principally recorded for accident years 1997 through 2000. The average value of claims closed during the first several months of 2002 increased by more than 50.0% when compared to claims closed during 2001. In response to those trends, CNA HealthPro has reduced its writings of national for-profit nursing home chains. Excess products provided to healthcare institutions and physician coverages in a limited number of states were responsible for the remaining development in CNA HealthPro. The unfavorable reserve development on excess products provided to institutions for accident years 1996 through 1999 resulted from increases in the size of claims experienced by these institutions. Due to the increase in the size of claims, more claims were exceeding the point at which these excess products apply. The unfavorable reserve development on physician coverages was recorded for accident years 1999 through 2001 in Oregon, California, Arizona and Nevada. The average claim size in these states has increased by 20.0%, driving the change in losses.

  The Marine business recorded unfavorable reserve development of approximately $65.0 million during 2002. Approximately $50.0 million of this unfavorable reserve development was due to participation in voluntary pools. About half of the reserve development was recorded in accident years 1999 and 2000 with the remainder attributable to accident years prior to 1999. The reserves were based on recommendations provided by the pools. Participation in many of these pools has been discontinued. The remaining reserve development for the Marine business was due principally to unfavorable reserve development on hull and liability coverages from accident years 1999 and 2000 offset by favorable reserve development on cargo coverages recorded for accident year 2001. Reviews completed during 2002 showed additional reported losses on individual large accounts and other bluewater business that drove the unfavorable hull and liability reserve development. These additional losses during 2002 for accident years 1999 and 2000 were almost 75.0% higher than the provision that had been established at the end of 2001.

  Offsetting the unfavorable reserve development was favorable development in CNA Pro and for Enron related exposures. Programs providing professional liability coverage to accountants, lawyers and realtors primarily drove favorable prior year reserve development of approximately $110.0 million in CNA Pro. Reviews of this business completed during 2002 have shown little activity for older accident years (principally prior to 1999), which reduced the need for reserves on these years. The reported losses on these programs for accident years prior to 1999 increased by approximately $5.0 million during 2002. This increase compared to the total reserve at the beginning of 2002 of approximately $180.0 million, net of reinsurance. Additionally, favorable reserve development of $20.0 million was associated with the Enron settlement. CNA had established a $20.0 million reserve for accident year 2001 for an excess layer associated with Enron related surety losses; however, the case has settled for less than the attachment point of this excess layer. Also recorded in 2001 was reserve strengthening for the London-based commercial and marine operations and losses related to Enron entities as discussed above.

  CNA Re recorded prior year reserve strengthening as a result of an actuarial review completed during 2002 and was primarily recorded in the directors and officers, professional liability errors and omissions, and surety lines of business. Several large losses, as well as continued increases in the overall average size of claims for these lines, have resulted in higher than expected loss ratios.

  Standard Lines recorded approximately $140.0 million of favorable prior year reserve development attributable to participation in the Workers Compensation Reinsurance Bureau ("WCRB"), a reinsurance pool, and residual market. The favorable prior year reserve development for WCRB was the result of information received from the WCRB that reported the results of a recent actuarial review. This information indicated that CNA's net required reserves for accident years 1970 through 1996 were $60.0 million less than the carried reserves. In addition, during 2002, CNA commuted accident years 1965 through 1969 for a payment of approximately $5.0 million to cover carried reserves of approximately $13.0 million, resulting in further favorable reserve development of $8.0 million. The favorable residual market prior year reserve development was the result of lower than expected paid loss activity during recent periods for accident years dating back to 1984. The paid losses during 2002 on prior accident years were approximately 60.0% of the previously expected amount.

  In addition, Standard Lines had favorable prior year reserve development, primarily in the package liability and auto liability lines of business due to new claims initiatives. These new claims initiatives, which included specialized training on specific areas of the claims adjudication process, enhanced claims litigation management, enhanced adjuster-level metrics to monitor performance and more focused metric-based claim file review and oversight, are expected to produce significant reductions in ultimate claim costs. Based on management's best estimate of the reduction in ultimate claim costs, approximately $100.0 million of favorable prior year reserve development was recorded in 2002. Approximately one-half of this favorable reserve development was recorded in accident years prior to 1999, with the remainder of the favorable reserve development recorded in accident years 1999 to 2001. Additional favorable reserve development may be recorded in the future as management continues to monitor these estimates and as additional evidence becomes available to measure the effectiveness of the claim cost containment initiatives and management's corresponding estimate of such expected ultimate claim cost reductions. While management believes that the estimate of ultimate claim cost reductions as a result of the claim cost containment initiatives is reasonable, there can be no assurance that the ultimate expected claim cost reductions will be achieved, or that any additional favorable development will be recorded as a result of the claim cost containment initiatives described above.

  Approximately $50.0 million of favorable prior year reserve development during 2002 was recorded in commercial automobile liability. Most of the favorable development was from accident year 2000. The most recent actuarial review showed that underwriting actions have resulted in reducing the number of commercial automobile liability claims for recent accident years, especially the number of large losses.

  Approximately $45.0 million of favorable reserve development was recorded in property lines during 2002. The favorable reserve development was principally from accident years 1999 through 2001, and was the result of the low number of large losses in recent years. Although property claims are generally reported relatively quickly, determining the ultimate cost of the claim can involve a significant amount of time between the occurrence of the claim and settlement.

  Offsetting these favorable reserve developments were approximately $100.0 million of unfavorable reserve development in middle market workers compensation, approximately $70.0 million of unfavorable reserve development in programs written in CNA E&S, approximately $30.0 million of unfavorable reserve development on a contractors account package policy program, and approximately $20.0 million of unfavorable development on middle market general liability coverages.

  The unfavorable reserve development on workers compensation was principally due to additional reinsurance premiums for accident years 1999 through 2001.

  A CNA E&S program covering facilities that provide services to developmentally disabled individuals, accounts for approximately $50.0 million of the unfavorable reserve development. The development is due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of a review completed during 2002, with most of the development from accident years 1999 and 2000. The other program, which contributed to the CNA E&S development, covers tow truck and ambulance operators in the 2000 and 2001 accident years. This program was started in 1999. CNA expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. Reviews completed during the year resulted in estimated loss ratios on the tow truck and ambulance business that are 25 points higher than the middle market commercial automobile liability loss ratios.

  The unfavorable reserve development on contractors account package policies was the result of an actuarial review completed during 2002. Since this program is no longer being written, CNA expected that the change in reported losses would decrease each quarterly period. However, in recent quarterly periods, the change in reported losses has been higher than prior quarters, resulting in the unfavorable reserve development.

  The expense ratio decreased 6.1 points primarily as a result of reduced underwriting expenses resulting from decreased head count as a result of the 2001 Plan and other expense reduction initiatives and an increase in the net earned premium base. The dividend ratio decreased 0.8 points due primarily to favorable current accident year dividends in Standard Lines.

  Net written premiums for the property and casualty segment increased $1,549.0 million for 2002 compared with 2001. Included in 2001 net written premium was $957.0 million of ceded premiums related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from both the reserve strengthening and WTC event, and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net written premium increased $592.0 million primarily as a result of strong rate increases, increased new business and lower ceded premiums across the property and casualty segment.

  Net earned premiums for the property and casualty segment increased $1,828.0 million for 2002 compared with 2001. Included in 2001 net earned premium was $1,336.0 million of ceded premiums related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from both the reserve strengthening and WTC event, and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net earned premium increased $492.0 million due primarily to the increases in net written premiums noted above.

  Specialty Lines achieved average rate increases of 26.0%, 13.0% and 5.0% in 2002, 2001 and 2000 for the contracts that renewed during these years and had retention rates of 76.0%, 78.0% and 78.0% for those contracts that were up for renewal. The retention rates above apply to Specialty Lines excluding the CNA Guaranty and Credit, Surety and Warranty businesses.

  Standard Lines achieved average rate increases of 27.0%, 17.0% and 13.0% in 2002, 2001 and 2000 for the contracts that renewed during these years and had retention rates of 68.0%, 76.0% and 68.0% for those contracts that were up for renewal.

2001 Compared with 2000

  The net operating loss for the property and casualty segment was $1,224.8 million in 2001 as compared with net operating income of $428.2 million in 2000. The 2001 operating results include prior year reserve strengthening of $1,086.8 million recorded in the second quarter of 2001 related to a change in estimate of prior year net loss reserves and retrospective premium accruals, net of the related corporate aggregate reinsurance treaty benefit, estimated losses related to the WTC event of $209.0 million, net of the related corporate aggregate reinsurance treaties benefit, and restructuring and other related charges of $36.8 million recorded in 2001.

  Excluding these 2001 significant items, 2001 net operating results declined $320.4 million. Net operating results for 2001 declined due to a $97.1 million decline in limited partnership income, unfavorable 2001 underwriting results for the London-based primary commercial and marine operations and $46.1 million related to the bankruptcy filing by certain Enron entities. These declines were partially offset by lower prior year adverse loss reserve development (excluding the second quarter 2001 reserve development) and a $52.5 million benefit related to corporate aggregate reinsurance treaties for core operations. Net operating results in 2000 benefited from a change in estimate for certain insurance-related assessments of $52.0 million in 2000.

  The combined ratio increased 4.1 points in 2001 as compared with 2000 and the underwriting results for the property and casualty segment declined $161.0 million. This change was due to a decrease in the loss ratio, more than offset by increases in the expense and dividend ratios. The loss ratio decreased 2.3 points as a result of the improved underwriting results across most standard lines, particularly the automobile and package lines, due to earned rate achievement and re-underwriting efforts undertaken last year, and lower prior year adverse loss development (excluding the second quarter 2001 reserve strengthening). These improvements were partially offset by reduced net earned premium base, losses related to Enron, favorable loss development recorded in 2000 for the architects and engineers business not present in 2001, declined underwriting results in global and marine lines related to current accident year reserve strengthening as discussed above, and the prior underwriting year reserve strengthening of CNA Re U.K. The expense ratio increased 5.7 points primarily due to the decrease in the net earned premium base, the write-off of unrecoverable deferred acquisition costs in the vehicle warranty line of business, an increase in the accrual for guaranty fund assessments related to the Reliance insolvency, and the decreased impact of the change in estimate for certain insurance-related assessments. The dividend ratio increased 0.7 points primarily due to adverse development in dividend reserves in Standard Lines in 2001 compared with favorable development taken in 2000.

  Net written premiums for the property and casualty segment decreased $1,314.0 million for 2001 compared with 2000. Included in 2001 net written premium was $957.0 million of ceded premiums related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from both the reserve strengthening and WTC event, and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net written premium decreased $357.0 million primarily as a result of a change in the timing of recording written premiums for policies with future effective dates in Standard Lines of $119.0 million and in Specialty Lines of $23.0 million and additional ceded premiums related to the corporate aggregate reinsurance treaties of $77.0 million in Specialty Lines and $161.0 million in CNA Re. Partially offsetting these decreases was $89.0 million of reinstatement and additional premiums related to the WTC event recorded in CNA Re.

  Net earned premiums for the property and casualty segment decreased $1,917.0 million for 2001 compared with 2000. Included in 2001 net earned premium was $1,336.0 million of ceded premiums related to the corporate aggregate reinsurance treaties, additional ceded premiums arising from both the reserve strengthening and WTC event, and a change in estimate for involuntary market premium accruals. Excluding these 2001 significant items, net earned premium decreased $581.0 million due primarily to the decreases in net written premium noted above.

Group

  Group Operations provides group life and group health insurance and investment products and services to employers, affinity groups and other entities that purchase insurance as a group.

  Group Operations includes three principal business units: Group Benefits, Federal Markets and Institutional Markets and Other, which also includes results from businesses that CNA has exited; retail variable life and annuities, and life reinsurance.

2002 Compared with 2001

  Net operating income increased by $74.2 million in 2002 as compared with 2001. Included in the 2001 results were $30.6 million related to the WTC event and $23.6 million related to restructuring and other related charges. Excluding these 2001 significant items, net operating results improved $20.0 million due primarily to growth in the disability and long term care products, increased investment income and diminished losses due to the exit of unprofitable variable life and annuity lines of business. Net operating results also improved due to favorable reserve development relating to the WTC event of $3.6 million after tax and minority interest recorded in 2002. Partially offsetting these improvements was net unfavorable reserve strengthening in Group Benefits due to unfavorable mortality trends.

  Net earned premiums for Group Operations decreased $1,051.0 million for 2002 as compared with 2001. This decline was due primarily to the transfer of the Mail Handlers Plan partially offset by an increase in premiums in the disability and long term care products within Group Benefits. Net earned premiums for the Mail Handlers Plan was $1,151.0 million as compared with $2,218.0 million in 2001. Deposits for Group Operations decreased $41.0 million for 2002 as compared with 2001 primarily due to reduced sales of S&P 500 contracts in Institutional Markets.

  Group Operations achieved rate increases that averaged approximately 5.0%, 6.0% and 3.0% in 2002, 2001 and 2000 for the disability, accident and life lines of business within Group Benefits. Premium persistency rates were approximately 81.0%, 81.0% and 84.0% in 2002, 2001 and 2000.

2001 Compared with 2000

  Net operating income decreased by $55.0 million in 2001 as compared with 2000. Included in the 2001 results were $30.6 million related to the WTC event and $23.6 million related to restructuring and other related charges. Included in the restructuring and other related charges was a $20.1 million write-off of deferred acquisition costs on in-force variable life and annuity contracts as CNA believes that its decision to discontinue these products would negatively impact the persistency of the business. Excluding these 2001 significant items, net operating results decreased $0.8 million primarily as a result of the sale of life reinsurance and a decrease in limited partnership income of $13.1 million. Life reinsurance contributed net operating income of $19.1 million in 2000. Partially offsetting these declines were improvements realized by exiting unprofitable lines of approximately $15.8 million and increased income in other product lines, primarily the single premium guaranteed annuity, GIC and disability and group long-term care lines, of $15.8 million.

  Net earned premiums for Group Operations decreased $66.0 million for 2001 as compared with 2000. Net earned premiums declined $228.0 million as a result of the sale of life reinsurance. This decline was partially offset by increases in Federal Markets of $138.0 million due to increased medical cost trends and growth in Group Benefits of $36.0 million, particularly in the disability and group long-term care lines of business. Deposits for Group Operations decreased $296.0 million in 2001 as compared to 2000 due to reduced sales of GIC and S&P 500 contracts in Institutional Markets.

Life

  Life Operations provides financial protection to individuals through term life insurance, universal life insurance, individual long term care insurance, annuities and other products. Life Operations has several distribution relationships and partnerships including managing general agencies, other independent agencies working with CNA life sales offices, a network of brokers and dealers, and other independent insurance consultants.

2002 Compared with 2001

  Net operating income increased by $29.0 million in 2002 as compared with 2001. Included in the 2001 results were $16.6 million related to restructuring and other related charges and $12.3 million related to the WTC event. Excluding these 2001 significant items, net operating results decreased $1.8 million due primarily to net reserve strengthening for individual long term care, unfavorable individual long term care morbidity and increased costs related to the life settlement business in 2002. These decreases were partially offset by higher investment income, a decrease in reinsurance charges, favorable reserve development relating to the WTC event of $8.9 million after tax and minority interest recorded in 2002 as compared with 2001, and a $0.9 million after tax and minority interest reduction of the accrual for restructuring and other related charges recorded in 2002.

  Sales volume for Life Operations decreased by $13.0 million in 2002 as compared with 2001. This decrease was attributable primarily to lower sales of structured settlement annuities, partially offset by increased sales in the individual long term care product. Net earned premiums increased $57.0 million in 2002 as compared with 2001 attributable primarily to growth in the individual long term care product partially offset by sales declines in structured settlement annuities.

  As a result of recent experience and the fourth quarter reserve strengthening of $35.0 million pretax for individual long term care, CNA is undertaking a full review of its product offerings in this line. The focus is to determine whether the current products provide adequate pricing flexibility under the range of reasonably possible claims experience levels. Until this review is completed, CNA intends to significantly reduce new sales of this product. Premium will continue to be received on in-force business, but the actions to reduce new business will lower the rate of overall premium growth for this line. The outcome of CNA's review and potential actions could have a material adverse effect on the Company's results of operations.

2001 Compared with 2000

  Net operating income decreased by $48.2 million in 2001 as compared with 2000. Included in the 2001 results were $16.6 million related to restructuring and other related charges and $12.3 million related to the WTC event. Excluding these 2001 significant items, net operating results decreased $19.3 million due primarily to decreased investment income from limited partnerships of $18.4 million.

  Sales volume for Life Operations increased by $133.0 million in 2001 as compared with 2000. This increase was driven primarily by improved sales in structured settlements and increased renewals and new sales in individual long term care products. Net earned premiums increased $100.0 million in 2001 as compared with 2000. This improvement is attributable primarily to improved sales of structured settlement annuities due to favorable pricing conditions and individual long term care products, partially offset by a decrease in new individual life business.

Other Insurance

  The Other Insurance segment contains CNA's corporate interest expense, certain run-off insurance operations, including personal insurance, losses and expenses related to the centralized adjusting and settlement of APMT claims, direct financial guarantee business underwritten by CNA's insurance affiliates, certain non-insurance operations, including eBusiness initiatives and CNA UniSource, and inter-company eliminations.

2002 Compared with 2001

  Net operating results increased by $865.7 million in 2002 as compared with 2001. The impact of the second quarter 2001 reserve strengthening on the Other Insurance segment was $732.4 million after tax and minority interest, including $680.8 million for APMT. See the Environmental Pollution and Mass Tort and Asbestos Reserves section following for a discussion of this charge. Net operating income in 2001 also decreased by $67.4 million of restructuring and other related charges and $14.9 million related to the WTC event for group reinsurance.

  Excluding these 2001 significant items, net operating results improved $51.0 million in 2002 as compared with 2001. Reduced expenses for e-Business initiatives and improved results for group reinsurance were offset by lower investment income, principally resulting from a $5.4 million decline in limited partnership income, higher losses related to the run-off of CNA UniSource and severance and other costs related to changes in senior management in 2002. Also contributing to the improvement was a $15.2 million reduction, after tax and minority interest, in the accrual for restructuring and other related charges recorded in 2002.

  During 2002, favorable net reserve development, including premium development, of $23.0 million was recorded in the Other Insurance segment as compared with unfavorable net reserve development of $63.0 million recorded in 2001, excluding the second quarter 2001 reserve strengthening. The gross carried claim and claim adjustment expense reserve was $4,847.0 and $5,043.0 million at December 31, 2002 and 2001. The net carried claim and claim adjustment expense reserve was $2,002.0 and $2,110.0 million at December 31, 2002 and 2001.

  Personal insurance recorded unfavorable reserve development of $35.0 million on accident years 1997 through 1999. These losses were subject to retroactive reinsurance agreements with Allstate that cover losses occurring prior to October 1, 1999. These reinsurance agreements were entered into as part of the sale of CNA's personal insurance business to Allstate. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1.0 billion. CNA's remaining obligation valued under this loss sharing provision as of October 1, 2003, will be settled by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies are expected to exceed $1.0 billion during 2003. CNA has established reserves for its estimated liability under this loss sharing arrangement. The unfavorable reserve development was principally due to continuing policyholder defense costs associated with remaining open claims. At the end of 2002, approximately 4,800 claims remain open. It was anticipated these claims would be closed more quickly, eliminating further defense coverage costs.

  The unfavorable reserve development on personal insurance was offset by favorable reserve development on other run-off business, driven principally by financial and mortgage guarantee coverages from accident years 1997 and prior. The favorable reserve development on financial and mortgage guarantee coverages resulted from a review of the underlying exposures and the outstanding losses. This review showed that salvage and subrogation continues to be collected on these types of claims, thereby reducing estimated future losses net of anticipated reinsurance recoveries.

  Total operating revenues decreased $31.0 million in 2002 as compared with 2001. This decrease was due primarily to reduced revenues for CNA UniSource, due to the exit of this business, and reduced investment income partially offset by increased net earned premiums in group reinsurance.

2001 Compared with 2000

  Net operating results declined $786.3 million in 2001 as compared with 2000. The impact of the second quarter 2001 reserve strengthening on the Other Insurance segment was $732.4 million after tax and minority interest, including $680.8 million for APMT. See the Environmental Pollution and Mass Tort and Asbestos Reserves section following for a discussion of this charge. Net operating income for 2001 also decreased by $67.4 million for restructuring and other related charges and $14.9 million related to the WTC event for group reinsurance.

  Excluding these 2001 significant items, net operating results increased $28.4 million primarily as a result of lower interest expense on corporate borrowings in 2001 as compared with 2000 and a non-recurring favorable adjustment of expense recoveries under a service contract related to personal insurance. These increases were partially offset by $39.1 million for non-recurring ceding commissions included in 2000 results related to the transfer of the personal insurance line of business to Allstate in 1999, $30.6 million related to increased eBusiness initiatives in 2001 and $10.5 million due to decreased limited partnership income.

  Total operating revenues decreased $254.0 million in 2001 as compared with 2000. This decline was due to a decrease in investment income and net earned premiums from run-off insurance operations, particularly the entertainment and agriculture insurance lines.

Environmental Pollution and Mass Tort and Asbestos ("APMT") Reserves

  CNA's property and casualty insurance subsidiaries have actual and potential exposures related to environmental pollution and mass tort and asbestos claims.

  The following table provides data related to CNA's environmental pollution and mass tort and asbestos claim and claim adjustment expense reserves.


                                  December 31, 2002      December 31, 2001
------------------------------------------------------------------------------
                                Environmental          Environmental
                                Pollution and          Pollution and
                                  Mass Tort   Asbestos    Mass Tort   Asbestos
------------------------------------------------------------------------------
(In millions)

Gross reserves                    $ 830.0    $ 1,758.0    $ 837.0    $1,644.0
Ceded reserves                     (313.0)      (527.0)    (204.0)     (392.0)
------------------------------------------------------------------------------
Net reserves                      $ 517.0    $ 1,231.0    $ 633.0    $1,252.0
==============================================================================

  There was no asbestos or environmental pollution and mass tort-related net claim and claim adjustment expense reserve development for the year ended December 31, 2002. As a result of a change in estimate resulting from CNA's semi-annual ground-up review of APMT accounts gross and ceded APMT reserves were increased. The settlement scenarios that supported higher estimated gross and higher estimated ceded reserves were judged to be the most appropriate. However, net reserves remained unchanged. The estimation of reinsurance recoverables on accounts is highly dependent on the allocation of each account's estimated ultimate losses to their available historical insurance coverage. This allocation becomes more refined as accounts and their insurers enter more serious settlement negotiations.

  During 2002, net reserves were identified relating to APMT related claim and claim adjustment expense reserves for assumed reinsurance pools, which reflects improvements in the identification of APMT activity from assumed reinsurance and pools. The inclusion of these additional APMT reserves increased the APMT reserves and decreased other reserves, resulting in no net change in CNA's overall carried claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort

  Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by Potentially Responsible Parties ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,200 cleanup sites have been identified by the Environmental Protection Agency ("EPA") and included on its National Priorities List ("NPL"). State authorities have designated many cleanup sites as well.

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

  A number of proposals to reform Superfund have been made by various parties. In 2002, no reforms were enacted by Congress. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible impact upon the Company's results of operations or equity.

  CNA's ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and in the area of environmental, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by CNA post 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

  As of December 31, 2002 and 2001, CNA carried approximately $517.0 and $633.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental and mass tort net claim and claim adjustment expense reserve development for the year ended December 31, 2002. Unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development for the years ended December 31, 2001 and 2000 amounted to $468.0 and $15.0 million, respectively. CNA paid environmental pollution-related claims and mass tort related claims, net of reinsurance recoveries, of $116.0, $203.0 and $135.0 million during the years ended December 31, 2002, 2001 and 2000, respectively.

Asbestos

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

  As of December 31, 2002 and 2001, CNA carried approximately $1,231.0 and $1,252.0 million of net claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims.

  There was no asbestos-related net claim and claim adjustment expense reserve development for the year ended December 31, 2002. Unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2001 and 2000 amounted to $773.0 and $65.0 million. CNA paid asbestos-related claims, net of reinsurance, of $20.0, $171.0 and $126.0 million during the years ended December 31, 2002, 2001 and 2000, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation.

  CNA has structured settlement agreements with four of its policyholders for which it has future payment obligations. Structured settlement agreements provide for payments of sums certain over multiple years as set forth in each individual agreement. As to the four structured settlement agreements existing at December 31, 2002, payment obligations under those settlement agreements are projected to terminate in 2016. For these four structured settlement agreements, CNA has reserved $118.0 million, net of reinsurance.

  CNA, through its acquisition of CIC in 1995, acquired obligations under the Wellington Agreement. In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At December 31, 2002, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts. With respect to the five remaining unpaid Wellington obligations, CNA has evaluated its exposure under these agreements and has established a $28.0 million reserve, net of reinsurance, for Wellington obligations.

  CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At December 31, 2002, CNA had negotiated 23 such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. CNA has evaluated these commitments and has established a $66.0 million reserve, net of reinsurance, to fund coverage in place agreements based on current projections of claims volumes and severities.

  At December 31, 2002, CNA's total IBNR reserve for asbestos was $729.0 million, net of reinsurance. For asbestos exposures, CNA classifies its IBNR reserve as assigned or unassigned. In circumstances where CNA has executed a settlement agreement with its policyholder, CNA assigns IBNR reserve to that account to cover the projected value of the settlement. At December 31, 2002, the assigned IBNR reserve was $166.0 million, net of reinsurance. The unassigned IBNR reserve relates to potential development on accounts that have not settled and potential future claims for unidentified policyholders. At December 31, 2002, CNA's unassigned IBNR reserve was $563.0 million, net of reinsurance.

  At December 31, 2002, CNA categorized active accounts as large or small accounts. CNA defined a large account as an active account with more than $100,000 cumulative paid losses through December 31, 2002. CNA had 150 large accounts with a collective reserve of $220.0 million, net of reinsurance. CNA made closing large accounts a significant management priority. Small accounts were defined as active accounts with $100,000 or less cumulative paid losses through December 31, 2002. CNA had 939 small accounts with a collective reserve of $90.0 million, net of reinsurance.

  The chart below depicts CNA's overall pending asbestos accounts and associated reserves:


                                                                    Asbestos Reserves (net)
                                                               ---------------------------------
                                                                                         Percent
                                                                  Net Paid      Net        of
                                                   Number of       Losses     Asbestos  Asbestos
December 31, 2002                                Policyholders  (Recoveries)  Reserves  Reserves
------------------------------------------------------------------------------------------------
(In millions of dollars)

Policyholders with settlement agreements
  Structured settlements                                   4        $ 12.0    $  118.0      9.6%
  Wellington                                               5                      28.0      2.3
  Coverage in place                                       23         (15.0)       66.0      5.3
  Fibreboard                                               1           1.0        55.0      4.5
------------------------------------------------------------------------------------------------
Total with settlement agreements                          33          (2.0)      267.0     21.7
------------------------------------------------------------------------------------------------
Other policyholders with active accounts
  Large asbestos accounts                                150          (8.0)      220.0     17.9
  Small asbestos accounts                                939          16.0        90.0      7.3
------------------------------------------------------------------------------------------------
Total other policyholders                              1,089           8.0       310.0     25.2
------------------------------------------------------------------------------------------------
Assumed reinsurance and pools                                         15.0        91.0      7.4
Unassigned IBNR                                                                  563.0     45.7
------------------------------------------------------------------------------------------------
Total                                                  1,122        $ 21.0    $1,231.0    100.0%
==============================================================================

  In 2002, at least fifteen companies filed for bankruptcy protection citing costs associated with asbestos claims litigation as a basis for filing. Since 1982, at least sixty-seven companies, including the fifteen companies that filed in 2002, that mined asbestos, or manufactured or used asbestos-containing products, have filed for bankruptcy. This phenomenon has prompted plaintiff attorneys to file claims against companies that had only peripheral involvement with asbestos. Many of these defendants were users or distributors of asbestos-containing products, or manufacturers of products in which asbestos was encapsulated. These defendants include equipment manufacturers, brake, gasket, and sealant manufacturers, and general construction contractors. According to a comprehensive report on asbestos litigation recently released by the Rand Corporation, over 6,000 companies have been named as defendants in asbestos lawsuits, with 75 out of 83 different types of industries in the United States impacted by asbestos litigation. The study found that a typical claimant names 70 to 80 defendants, up from an average of 20 in the early years of asbestos litigation.

  Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed. CNA has attempted to manage such exposures by aggressive settlement strategies. Nevertheless, there can be no assurance any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse impact on the Company's results of operations or equity.

  On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA will be required to pay $74.0 million, net of reinsurance recoveries, over a ten-year period. The settlement resolves CNA's liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged "non-products" exposure. The settlement is subject to bankruptcy court approval and confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims. CNA's recorded reserves as of December 31, 2002, included reserves for this exposure.

  CNA is engaged in insurance coverage litigation with Robert A. Keasbey Company ("Keasbey") and associated claimants in New York state court. (Continental Casualty Company v. Robert A. Keasbey Company et al., Supreme Court State of New York - County of New York, No. 401621/02). Keasbey was a seller and installer of asbestos products in the New York and New Jersey area. CNA paid its full product liability limits to Keasbey in prior years. Claimants against Keasbey now claim CNA owes additional coverage under the operations section of policies issued to it by CNA. CNA is also a party to insurance coverage litigation between Burns & Roe Enterprises, Inc. ("Burns & Roe") and its insurance carriers related to asbestos bodily injury and wrongful death claims. (In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610). Burns & Roe provided various engineering and related services in connection with construction projects. Burns & Roe is currently in bankruptcy. There are numerous factual and legal issues to be resolved in connection with these cases and it is difficult to predict the outcome or financial exposure represented by these matters in light of the novel theories asserted by policyholders and their counsel.

  Policyholders have also initiated litigation directly against CNA and other insurers. CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. In addition, lawsuits have been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos. (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). It is difficult to predict the outcome or financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted.

  CNA reviews each active asbestos account every six months to determine whether changes in reserve estimates may be necessary. CNA considers input from its analyst professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder's present and future exposures (including such factors as claims volume, disease mix, trial conditions, settlement demands and defense costs); the policies issued by CNA (including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles); the existence of other insurance; and reinsurance arrangements.

  Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented, CNA's abilities to recover reinsurance, future court decisions and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse impact on the Company's results of operations or equity.

  With respect to environmental and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the "absolute pollution exclusion," which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA's pending pollution and mass tort claims and coverage litigation. During the spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was necessary.

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

  Throughout 2000, and into 2001, CNA experienced significant increases in new asbestos bodily injury claims. In light of this development, CNA formed the view that payments for asbestos claims could be higher in future years than previously estimated. Moreover, in late 2000 through mid-2001, industry sources such as rating agencies and actuarial firms released analyses and studies commenting on the increase in claim volumes and other asbestos liability developments. For example, A.M. Best released a study in May of 2001 increasing its ultimate asbestos reserve estimate 63.0% from $40.0 to $65.0 billion, citing an unfunded insurance industry reserve shortfall of $33.0 billion. In June of 2001, Tillinghast raised its asbestos ultimate exposure from $55.0 to $65.0 billion for the insurance industry and its estimate of the ultimate remaining asbestos liability for all industries was raised to $200.0 billion.

  Also in the 2000 to 2001 time period, a number of significant asbestos defendants filed for bankruptcy, increasing the likelihood that excess layers of insurance coverage could be called upon to indemnify policyholders and creating the potential that novel legal doctrines could be employed which could accelerate the time when such indemnification payments could be due.

  These developments led CNA to the conclusion that its asbestos reserves required strengthening.

  The results of operations or equity of the Company in future years may be adversely impacted by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as necessary.

Lorillard

  Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

  The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have or may adversely impact the business, results of operations and financial condition of Lorillard and the Company, including the following:

.. A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages.

..  A $16.3 billion punitive damage judgment against Lorillard in Engle v. R.J.
   Reynolds Tobacco Company, et al., a class action case in state court in Florida in which the jury awarded a total of $145.0 billion in punitive damages against all the defendants and which is currently on appeal.

.. Substantial annual payments by Lorillard, continuing in perpetuity, and restrictions on marketing and advertising agreed to under the terms of the settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain other U.S. territories (together, the "State Settlement Agreements").

.. A continuing decline in the volume of wholesale cigarette sales in the United States, including 2002 volume declines of 3.7% for the domestic U.S. cigarette industry and 6.3% for Lorillard, according to information provided by Management Science Associates.

.. Increases in industry-wide promotional expenses and sales incentives implemented in reaction to the volume declines and impact of the price increases, and continuing intense competition among the four largest cigarette manufacturers, including Lorillard, and many smaller participants who have gained market share in recent years, principally in the discount and deep-discount cigarette segment. Market share for the deep discount brands increased by an estimated 1.19 share points from 5.98% to 7.17% in 2002.

.. Continuing and substantial increases in state excise taxes on cigarette sales in 2002 ranging from $0.18 per pack to $0.69 per pack in 21 states, as well as excise tax increases by several municipalities such as New York City where the local tax increased from $0.08 to $1.50 in 2002, and proposals for additional increases in federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that any future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

.. Increasing sales of counterfeit cigarettes in the United States which adversely impact sales by the manufacturer of the counterfeited brands and potentially damage the value and reputation of those brands.

.. Increases in actual and proposed federal, state and local regulation of the tobacco industry and governmental restrictions on smoking.

  See Item 3 -Legal Proceedings and Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for information with respect to the Engle action and other litigation against cigarette manufacturers and the State Settlement Agreements.

2002 Compared with 2001

  Revenues decreased by $111.5 million, or 2.8%, and net income increased by $93.6 million, or 13.9%, in 2002 as compared to 2001. Net income for the year ended December 31, 2001, included a charge of $121.0 million related to an agreement with the class in the Engle case. See Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for information with respect to the Engle action. Excluding this charge, net income decreased by $27.3 million, or 3.4%, due to lower sales volume, increased sales promotion costs and reduced investment income reflecting lower invested cash balances and reduced yields on investments, partially offset by increased unit prices and decreased tobacco settlement and legal expenses.

  Revenues decreased due to lower net sales and reduced investment income. Net sales decreased by $70.3 million in 2002 as compared to 2001, due to lower unit sales volume of approximately $257.0 million, or 6.6%, assuming prices were unchanged from the prior year. The decline in unit sales volume was partially offset by higher average unit prices which increased revenues by approximately $186.7 million, or 4.8%, including $93.0 million from an increase in federal excise taxes effective January 1, 2002.

  During 2002, Lorillard increased its net wholesale price of cigarettes by an average of $6.71 per thousand cigarettes ($0.13 per pack of 20 cigarettes), or 5.6%, before the impact of any promotional activities. Federal excise taxes are included in the price of cigarettes and on January 1, 2002, the federal excise tax on cigarettes increased by $2.50 per thousand cigarettes ($0.05 per pack of 20 cigarettes) to $19.50 per thousand cigarettes.

  The increased unit prices reflect the increase in net wholesale prices, partially offset by promotional expenses, mostly in the form of coupons and other discounts provided to retailers and passed through to the consumer. Increased promotional expenses in 2002, as compared to 2001, partially offset the higher average unit prices in 2002.

  Lorillard's overall unit sales volume decreased 6.3% in 2002 as compared to 2001. Newport's unit sales volume decreased by 2.8% in 2002. Continued decreases in unit volume for Old Gold and Maverick in the discount segment were also contributing factors. Old Gold and Maverick declines were due to severe competitive price pressure from deep discount brands produced by manufacturers who do not have the same financial payment obligations related to the State Settlement Agreements as does Lorillard and other major tobacco companies. Additionally, volume in 2002 was affected by generally weak economic conditions and ongoing limitations imposed by Philip Morris' retail merchandising arrangements.

  Deep discount price brands produced by manufacturers who are not obligated by the same payment terms of the State Settlement Agreements have continued to increase their market share by approximately one share point during 2002 to 7.17% of the U.S. domestic market. As a result of lower payments, these companies can price their brands at a significant advantage, by as much as 60%, as compared with offerings from the major cigarette manufacturers.

  Lorillard's share of domestic U.S. wholesale cigarette shipments was 9.05% in 2002 as compared to 9.26% in 2001. Newport, a premium brand, accounted for approximately 88% of Lorillard's unit sales and 89% of net sales revenue in 2002, compared to 85% and 86%, respectively, in 2001. Newport's share of the premium segment was 10.9% in 2002 as compared to 10.6% in 2001. Newport had the highest share of the menthol segment of the market with an approximately 31% share of the category. Menthol comprised approximately 26% of total domestic U.S. industry sales in 2002. Premium priced cigarette sales accounted for 94.7% and 92.4% of Lorillard's total sales in 2002 and 2001.

  Overall, industry unit sales volume decreased by 3.7% in 2002. Industry sales for premium brands declined to 72.8% in 2002 as compared to 74.0% in 2001.

  Lorillard recorded pretax charges of $1,062.2 and $1,140.4 million ($646.1 and $694.2 million after taxes), for the years ended December 31, 2002 and 2001, respectively, to record its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

2001 Compared with 2000

  Revenues increased by $85.1 million, or 2.2% and net income decreased $81.7 million, or 10.8%, in 2001 as compared to 2000. Net income for the year ended December 31, 2001, included a charge of $121.0 million to record the effect of the Engle agreement. Excluding this charge, net income would have increased by $39.3 million, or 5.2%, for the year ended December 31, 2001, as compared to 2000, due to the impact of wholesale price increases, partially offset by lower unit sales volume and increased sales promotional expenses, mostly in the form of coupons and other discounts provided to retailers and passed through to the consumer.

  Revenues increased due to higher net sales, partially offset by reduced investment income. Net sales increased by $106.5 million in 2001 as compared to 2000, due to higher average unit prices which would have resulted in an aggregate increase of approximately $399.2 million, or 10.6%, partially offset by a decrease of approximately $292.7 million, or 7.8%, reflecting lower unit sales volume. During 2001, Lorillard increased its net wholesale price of cigarettes by an average of $13.58 per thousand cigarettes ($0.27 per pack of 20 cigarettes), or 12.8%, before the impact of any promotional activities. Federal excise taxes are included in the price of cigarettes and remained constant during 2001 at $17.00 per thousand units, or $0.34 per pack of 20 cigarettes.

  Lorillard's overall unit sales volume decreased by 6.5% in 2001, as compared to 2000. Newport's unit sales volume increased by 0.4% for 2001, primarily as a result of the introduction of the Newport Medium line extension and strengthened promotional support, as compared to 2000. The decrease in Lorillard's overall unit sales volume reflects lower unit sales of its Maverick and Old Gold brands in the discount market segment due primarily to increased competition in the discount segment and continued limitations imposed by Philip Morris's merchandising arrangements and general competitive conditions. Overall, industry unit sales volume decreased by 3.2% for the year ended December 31, 2001.

  Lorillard's share of domestic U.S. wholesale cigarette shipments was 9.26% in 2001, as compared to 9.63% for 2000. Newport, a premium brand, accounted for approximately 85% of Lorillard's unit sales and 86% of net sales revenue for the year ended December 31, 2001 compared to 79% and 82%, respectively, in 2000. Newport's market share of the premium segment was 10.6% for the year ended December 31, 2001 compared to 10.3% in 2000.

  Lorillard recorded pretax charges of $1,140.4 and $1,076.5 million ($694.2 and $642.3 million after taxes), for the years ended December 31, 2001 and 2000, respectively, to record its obligations under various settlement agreements.

Loews Hotels

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

2002 Compared with 2001

  Revenues and net income decreased by $16.5 and $6.8 million, or 5.1% and 34.9%, respectively, in 2002 as compared to 2001.

  Revenues decreased in 2002 as compared to 2001, due primarily to a decline in revenue per available room, reduced investment income, and lower other hotel operating revenues. Revenue per available room decreased by $5.41, or 4.4%, to $117.62 due primarily to lower average room rates and reflects the continued economic weakness and its impact on the travel industry.

  Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues include, among other items, guest charges for food and beverages, telecommunication services, garage and parking fees.

  Net income decreased in 2002 due to the lower revenues and pre-opening costs incurred related to the Royal Pacific Hotel at Universal Orlando, partially offset by improved operating results at the Universal Orlando properties and lower interest expense.

2001 Compared with 2000

  Revenues and net income decreased by $16.7 and $7.3 million, or 4.9% and 27.2%, respectively, in 2001 as compared to 2000.

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

Diamond Offshore

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 54% owned subsidiary of the Company.

  Diamond Offshore's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, generally no dayrate is earned and revenues will decrease. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs. In order to improve utilization or realize higher dayrates, Diamond Offshore may mobilize its rigs from one market to another. During periods of mobilization, however, revenues may be adversely affected. In response to changes in demand, Diamond Offshore may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.

  Revenues from offshore turnkey drilling contracts are accrued to the extent of costs until the specified turnkey depth and other contract requirements are met. Income is recognized on the completed contract method. Provisions for future losses on turnkey contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from that contract.

  Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, Diamond Offshore may realize few decreases in operating expenses since the rig is typically maintained in a prepared state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically a cost of the operator under drilling contracts. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income.

2002 Compared with 2001

  Revenues decreased by $197.2 million, or 20.1% and net income decreased by $56.9 million, or 80.1%, respectively, in 2002 as compared to 2001. Revenues decreased due primarily to lower contract drilling revenue of $161.1 million, reduced investment income of $18.9 million, and lower revenues from reimbursable expenses.

  Revenues from high specification floaters and other semisubmersible rigs decreased by $95.4 million, or 9.7% in 2002 as compared to 2001. The decrease reflects lower dayrates ($60.7 million) and lower utilization ($70.4 million) partially offset by revenues generated by the Ocean Baroness ($35.7 million), which completed a conversion to a high specification semisubmersible drilling unit and commenced operations in March of 2002.

  Revenues from jack-up rigs decreased by $75.1 million, or 7.7%, due primarily to decreased dayrates ($48.6 million) and lower utilization ($26.5 million) in 2002. Interest income decreased by $18.9 million, or 1.9%, in 2002 primarily due to a reduction in marketable securities held and lower interest rates earned on cash and marketable securities in 2002 compared to 2001.

  Net income decreased due primarily to the reduced revenues in 2002 as discussed above, partially offset by lower interest expenses related to a premium paid on early extinguishment of debt in 2001.

  In 2002 Diamond Offshore implemented EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expense Incurred." EITF 01-14 requires a company to record the gross amount billed to its customers as revenue as opposed to a reduction of expenses. Diamond Offshore has reclassified its prior periods for comparative purposes.

2001 Compared with 2000

  Revenues increased by $232.7 million, or 31.1%, and net income increased by $39.0 million, in 2001 as compared to 2000. Revenues and net income included a gain from the sale of a drilling rig of $13.9 and $4.7 million, respectively, for the year ended December 31, 2000.

  Revenues from high specification floaters and other semisubmersible rigs increased by $179.3 million, or 24.0%, in 2001 as compared to 2000. These increases reflect higher utilization ($23.6 million) and dayrates ($94.2 million) for 2001 as compared 2000. Revenue generated by the Ocean Confidence ($61.5 million), which began a five-year drilling program in the Gulf of Mexico on January 5, 2001 after completion of a conversion to a high specification semisubmersible drilling unit, also contributed to the increase in revenues.

  Revenues from jack-up rigs increased by $55.6 million, or 7.4%, due primarily to increased dayrates ($63.6 million) for 2001, partially offset by lower utilization in 2001.

  Net income increased due primarily to the increased revenues discussed above, partially offset by increased interest and depreciation expenses. Depreciation expenses increased in 2001 primarily due to the Ocean Confidence, which completed its conversion from an accommodation vessel to a high specification semisubmersible drilling unit and commenced operations in January 2001. In addition, interest expense increased due to a premium paid on early extinguishment of debt and increased interest expense due to the Ocean Confidence, as a result of less interest capitalized.

Bulova

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

2002 Compared with 2001

  Revenues and net income increased by $19.5 and $1.7 million, or 13.3% and 16.8%, respectively, in 2002 compared to 2001. Revenues and net income increased primarily as a result of the addition of the Wittnauer watch brand, acquired in 2001, and the commencement in 2002 of the Harley Davidson watch line resulting from a licensing agreement signed in 2001. An increase in clock unit volume sales, partially offset by a decrease in Bulova's watch brand unit volume, also contributed to the increase in revenues and net income. These increases were partially offset by lower royalty income of $0.7 million and decreased interest income of $0.7 million in 2002.

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

Corporate

  Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, as well as equity earnings from Majestic Shipping Corporation ("Majestic"), corporate interest expenses and other corporate administrative costs. Majestic, a wholly owned subsidiary, owns a 49% common stock interest in Hellespont Shipping Corporation ("Hellespont"). Hellespont is engaged in the business of owning and operating six ultra large crude oil tankers that are used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

  The components of investment gains (losses) included in Corporate operations are as follows:


Year Ended December 31                            2002        2001       2000
------------------------------------------------------------------------------
(In millions)

Derivative instruments                         $ (14.1)    $  18.2    $(146.5)
Equity securities, including short positions     (41.2)       69.1      125.1
Short-term investments                            73.3        28.5       (3.3)
Other                                             25.5        12.6       17.3
------------------------------------------------------------------------------
                                                  43.5       128.4       (7.4)
Income tax (expense) benefit                     (16.1)      (45.0)       2.6
Minority interest                                (11.1)       (8.3)
------------------------------------------------------------------------------
Net gain (loss)                                $  16.3     $  75.1    $  (4.8)
==============================================================================

2002 Compared with 2001

  Exclusive of investment gains (losses), revenues decreased $81.6 million and net loss increased $51.3 million in 2002 compared to 2001. Revenues declined due primarily to lower results from Majestic of $41.7 million reflecting reduced demand and charter rates in the crude oil tanker markets, and lower investment income of $41.6 million relating to reduced yields from invested assets. The impact of the lower results from shipping operations and investment income increased the net loss by $35.4 and $21.9 million, respectively.

2001 Compared with 2000

  Exclusive of investment gains (losses), revenues decreased $19.1 million and net loss increased $3.0 million, or 11.5% and 21.1%, respectively, in 2001 compared to 2000, due primarily to lower investment income. This change was partially offset by increased operating results from Majestic reflecting increased demand and charter rates in the crude oil tanker markets.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's contractual cash payment obligations are as follows:


                                                       Payments Due by Period
                                       ---------------------------------------------------------
                                                Less than                              More than
December 31, 2002                       Total     1 year     1-3 years     4-5 years    5 years
------------------------------------------------------------------------------------------------

Long-term debt                        $ 5,672.4   $ 430.6     $ 825.0      $ 1,772.6   $ 2,644.2
Capital lease obligations                  35.6       2.4         5.7            7.2        20.3
Operating leases                          556.7      91.9       140.0          102.2       222.6
------------------------------------------------------------------------------------------------
Total                                 $ 6,264.7   $ 524.9     $ 970.7      $ 1,882.0   $ 2,887.1
================================================================================================

  In addition, as previously discussed, Lorillard has entered into the State Settlement Agreements which impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers. Lorillard's portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Payment obligations are not incurred until the related sales occur.

CNA

  The principal operating cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the year ended December 31, 2002, net cash provided by operating activities was $1,039.9 million as compared with net cash used in operating activities of $599.0 million in 2001. The improvement related primarily to federal tax refunds received in 2002 as compared to taxes paid in 2001 and decreased net payments for insurance claims.

  For the year ended December 31, 2001, net cash used for operating activities was $599.0 million as compared with net cash used of $1,345.5 million in 2000. The improvement related primarily to decreased paid claims.

  Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

  For the year ended December 31, 2002, net cash used for investing activities was $1,488.0 million as compared with $205.0 million in 2001. Cash flows used by investing activities were related principally to increased purchases of invested assets due to positive operating cash flow and cash provided by financing activities.

  For the year ended December 31, 2001, net cash used for investing activities was $205.0 million as compared with net cash inflows of $1,842.0 million in 2000. Cash flows for investing activities were related principally to increased net purchases of invested assets related to investing $1.0 billion of proceeds from the common stock rights offering completed in the third quarter of 2001.

  Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments. For the year ended December 31, 2002, net cash provided from financing activities was $432.0 million as compared with $783.0 million in 2001.

  For the year ended December 31, 2001, net cash provided from financing activities was $783.0 million as compared with $487.0 million of net cash used in 2000.

  On December 19, 2002 CNA received $750.0 million from the Company in exchange for 7,500 shares of Series H Cumulative Preferred Stock ("Preferred Issue"). Of the proceeds from the Preferred Issue, $250.0 million was used to prepay the $250.0 million one-year bank term loan due April 29, 2003 and an additional $250.0 million was contributed to CCC to improve its statutory surplus. It is expected that the rest of the proceeds will be used to repay other debt of CNA and CIC, a CNA controlled subsidiary, maturing in 2003 and for other general corporate purposes.

  CNA completed a common stock rights offering on September 26, 2001, successfully raising $1,006.0 million (40.3 million shares sold at $25.00 per share). The Company purchased 38.3 million shares issued in connection with the rights offering for $957.0 million, and an additional 0.8 million shares in the open market. Additionally, CNA borrowed $500.0 million against its bank credit facility. Partially offsetting these cash inflows were reductions to CNA's commercial paper borrowings of $627.0 million.

  CNA is closely managing the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. CNA does not anticipate any liquidity problems resulting from these payments. As of March 14, 2003, the Company has paid $488.0 million in claims and recovered $237.0 million from reinsurers.

  CNA's estimated gross pretax losses for the WTC event were $1,648.0 million pretax ($958.3 million after tax and minority interest). Net pretax losses before the effect of corporate aggregate reinsurance treaties were $727.0 million. Approximately 1.0%, 73.0% and 20.0% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with Standard & Poor's ("S&P") ratings of AAA, AA or A.

  Effective January 30, 2001, CNA sold the 180 Maiden Lane, New York, facility. The sale of this property provided additional liquidity to CNA with net sale proceeds of $264.0 million.

  CNA has an existing shelf registration statement under which it may issue an aggregate of $549.0 million of debt or equity securities, declared effective by the SEC.

  CNA has a $250.0 million three-year bank credit facility with an April 30, 2004 expiration date. CNA previously had a $250.0 million 364-day facility with an expiration date of April 29, 2002. An option to convert the 364-day facility to a one-year term loan was exercised in April of 2002. The term loan was subsequently prepaid on December 23, 2002.

  CNA pays a facility fee to the lenders for having funds available for loans under the three-year credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of CNA. At December 31, 2002, the facility fee on the three-year component was 17.5 basis points.

  CNA pays interest on any outstanding debt/borrowings under the three-year facility based on a rate determined using the long term debt ratings of CNA. The interest rate is equal to the London Interbank Offering Rate ("LIBOR") plus 57.5 basis points. Further, if CNA has outstanding loans greater than 50.0% of the amounts available under the three-year facility, CNA will also pay a utilization fee of 12.5 basis points on such loans. At December 31, 2002 and 2001, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3% and 3.1%.

  A Moody's downgrade of the CNA senior debt rating from Baa2 to Baa3 would increase the facility fee on the three-year component of the facility from
17.5 basis points to 25.0 basis points. The applicable interest rate would increase from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee would remain unchanged on the three-year facility at 12.5 basis points.

  On September 30, 2002, CNA Surety Corporation, a 64.0% owned and consolidated subsidiary of CNA, entered into a $65.0 million credit agreement with one bank, which consisted of a $35.0 million 364-day revolving credit facility and a $30.0 million three-year term loan payable semi-annually at the rate of $5.0 million. The credit agreement replaced a $130.0 million five-year revolving credit facility that terminated September 30, 2002. The new credit facility was fully utilized at inception.

  The terms of the new credit facility agreement required the assumption by a second bank of $15.0 million of the credit risk by November 30, 2002 or CNA Surety would be required to repay $15.0 million to reduce the amount of the credit facility commitment from $35.0 million to $20.0 million. On November 29, 2002, CNA Surety repaid $11.0 million of the outstanding borrowings and arranged for the due date on the remaining $4.0 million to be delayed to March 31, 2003. A second bank subsequently assumed $10.0 million of the credit risk resulting in an additional $6.0 million of outstanding borrowings, leaving the credit facility commitment at $30.0 million. As of December 31, 2002, the revolving credit facility was fully utilized.

  Under the new credit facility agreement, CNA Surety pays a facility fee of
12.5 basis points, interest at LIBOR plus 45.0 basis points, and for utilization greater than 50.0% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At December 31, 2002, the weighted-average interest rate on the $60.0 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.0%.

  Under the former credit facility agreement, CNA Surety paid interest on outstanding borrowings based on, among other rates, LIBOR plus the applicable margin. The applicable margin was determined by CNA's leverage ratio (debt to total capitalization). At the termination date of the old facility, the applicable margin was 30.0 basis points, including the 10.0 basis point facility fee. At December 31, 2001, the weighted-average interest rate on the borrowings under the facility, including facility fees, was 2.6%.

  The terms of CNA's and CNA Surety's credit facilities require CNA and CNA Surety to maintain certain financial ratios and combined property and casualty company statutory surplus levels. At December 31, 2002 and 2001, CNA and CNA Surety were in compliance with all restrictive debt covenants.

  In December of 2002 and January of 2003, CNA provided loans in an aggregate amount of approximately $45.0 million to a large national contractor that undertakes projects for the construction of government and private facilities. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNA to help the contractor meet its liquidity needs. The loans are evidenced by demand notes and currently accrue interest at 10.0% until replaced by the credit facility described below. The contractor and certain of its affiliates have pledged to CNA substantially all of their assets as collateral for these loans.

  In March of 2003, CNA entered into an agreement with the contractor to provide an $86.4 million credit facility, which includes the already advanced $45.0 million described above. The credit facility and all loans thereunder would mature in March of 2006. Advances under the credit facility, including the already-funded $45.0 million, bear interest at the prime rate plus 6.0%. Payment of 3.0% interest would be deferred until the credit facility matures, and the remainder would be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

  The Company and CNA have entered into a participation agreement, pursuant to which the Company has purchased a participation interest in one-third of the loans and commitments under the new credit facility, on a dollar-for-dollar basis, up to a maximum of $25.0 million. Although the Company does not have rights against the contractor directly under the participation agreement, it shares recoveries and fees under the facility proportionally with CNA.

  In March of 2003, CNA also purchased the contractor's outstanding bank debt for $16.4 million. Under the new credit facility, the contractor agreed to purchase from CNA and retire the bank debt for $16.4 million, with $11.4 million of the purchase price being funded under the new credit facility and $5.0 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNA is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that expire between May and August of 2003. Any CNA reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNA as draws upon the credit facility.

  The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety's $40.0 million excess of $20.0 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60.0 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through December 31, 2002 has been limited to $20.0 million per bond.

  Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's and ultimately CNA's exposure to loss. While CNA believes that the contractor's restructuring efforts may be successful and provide sufficient cash flow for its operations and repayment of its borrowings, the contractor's failure to achieve its restructuring plan could have a material adverse effect on CNA's future results of operations. If such failures occur CNA estimates the Surety loss, net of indemnification and subrogation recoveries, but before the effects of corporate aggregate reinsurance treaties, if any, and minority interest could be up to $200.0 million.

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2002 and 2001 there were approximately $222.0 and $270.0 million of outstanding letters of credit.

  CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30.0 million at December 31, 2002.

  As of December 31, 2002 and 2001, CNA had committed approximately $141.0 and $152.0 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

  In the normal course of investing activities, CCC had committed approximately $51.0 million as of December 31, 2002 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

  The Company has a commitment to purchase up to a $100.0 million floating rate note issued by the California Earthquake Authority in the event of an earthquake during calendar year 2003 that results in California earthquake related losses greater than $4.2 billion.

  As of December 31, 2002, CNA is obligated to make future payments totaling $394.0 million for non-cancelable operating leases expiring from 2003 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $79.0 million in 2003; $61.0 million in 2004; $56.0 million in 2005; and $45.0 million in 2006; $153.0 million in 2007 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $24.0 million. Estimated future minimum purchases under these contracts are as follows: $13.0 million in 2003; $9.0 million in 2004; and $2.0 million in 2005.

  In certain circumstances CNA provides guarantees of the indebtedness of certain of its independent insurance producers, which expire in 2002. CNA would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNA holds an interest in and to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $7.0 million at December 31, 2002.

  CNA has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNA would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $8.0 million at December 31, 2002.

  CNA holds an investment in a real estate joint venture that is accounted for on the equity basis of accounting. In the normal course of business, CNA on a joint and several basis with other unrelated insurance company shareholders have committed to continue funding the operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016.

  The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

  In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2002 that CNA could be required to pay under this guarantee is approximately $333.0 million. If CNA was required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

  CNA has recorded a liability of approximately $10.0 million for its share of estimated future operating deficits of this joint venture through 2016.

  Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. CNA's insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency's opinion of the insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating. One or more of these agencies could take action in the future to change the ratings of CNA's insurance subsidiaries. If those ratings were downgraded as a result, the Company's results of operations and/or equity could be materially adversely impacted.

  The table below reflects ratings issued by A.M. Best, S&P, Moody's and Fitch as of February 24, 2003 for the CCC Pool, CIC Pool, CAC Pool and CNAGLA. Also rated were CNA's senior debt and commercial paper and Continental senior debt.


                                  Insurance Financial Strength Ratings          Debt Ratings
------------------------------------------------------------------------------------------------
                               Property and Casualty        Life & Group         Senior Debt
------------------------------------------------------------------------------------------------
                                CCC Pool    CIC Pool    CAC Pool    CNAGLA    CNA    Continental
------------------------------------------------------------------------------------------------

A.M. Best                          A           A           A           A      bbb        bbb-
Fitch                              A           A          AA-          A+     BBB        BBB
Moody's                           A3          A3          A2          NR      Baa2       Baa3
                                                      (Negative)*
S&P                               A-          A-           A          NR      BBB-       BBB-

NR = Not Rated
  All rating outlooks on the above ratings are stable unless otherwise noted.
* CAC and VFL are rated separately by Moody's and both have an A2 rating.

  During the fourth quarter of 2002, A.M. Best and Fitch affirmed the existing financial strength ratings of each of the insurance pools and the debt ratings of CNA as noted in the above table.

  In February of 2003, S&P affirmed the ratings of the property and casualty pools, CCC and CIC, and downgraded the life pool, CAC, by one notch from A+ to
A. S&P cited that the downgrade of the life operations was primarily because S&P wanted to bring the ratings on all the companies in the group closer together and because the companies' business profile has changed over the past two years.

  Corporate bonds comprise a significant portion of CNA's investment portfolio. CNA regularly reviews the market value of these securities, and challenges whether an other-than-temporary decline in value has occurred for securities that are trading below cost (see Investments section, below). In light of the current volatility in the financial markets and the dramatic impact that several recent accounting scandals have had on specific issuers, CNA may be subject to future impairment losses that could materially adversely impact the Company's results of operations. Any future impairment losses would not have a material impact on the Company's equity. See the discussion of CNA's impairment committee in the investment section that follows.

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

  Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2002, CCC's earned surplus is in a positive position, thereby enabling CCC to pay approximately $1,069.0 million of dividend payments during 2003 that would not be subject to the Department's prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

  CCC's positive earned surplus at December 31, 2002 is contrasted to its negative earned surplus position at December 31, 2001. Prompted, in part, by the negative earned surplus position at December 31, 2001, CNA embarked on a capital realignment initiative within the CCC intercompany reinsurance pool ("Pool") during 2002, the benefits of which included the restoration of CCC's earned surplus to a positive position. This initiative involved the payment of dividends to CCC from its insurance subsidiaries during the fourth quarter of 2002. As a result of this distribution of the cumulative earnings of CCC's insurance subsidiaries, CCC's earned surplus was restored to a positive level at December 31, 2002, approximating $1,069.0 million.

  This initiative involved a change to the underwriting structure of CCC and eight of its subsidiaries from the Pool structure to a structure in which CCC assumes 100% of the net underwriting risks of the group of companies formerly comprising the pool. This is CNA's first step in a multi-year project to reduce duplicative legal entities, thereby facilitating more efficient operations and cost savings.

  In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend payments for the CIC pool are restricted to internal and external debt service requirements through September 2003 up to a maximum of $85.0 million annually, without the prior approval of the New Hampshire Insurance Department. CNA's domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2002 and 2001, all of CNA's domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Lorillard

  Lorillard and other cigarette manufacturers continue to be confronted with substantial litigation and regulatory issues. Approximately 4,500 product liability cases are pending against cigarette manufacturers in the United States. Of these, approximately 1,100 cases are pending in a West Virginia court, and approximately 2,800 cases have been brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits served to date and is a defendant in most of the cases pending in West Virginia.

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. Lorillard's cash payment under the State Settlement Agreements in 2002 was approximately $1.0 billion. In 2003, Lorillard anticipates its payments under the State Settlement Agreements to range from $750.0 to $800.0 million in accordance with the terms of those agreements.

  See Item 3 -Legal Proceedings and Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information regarding this settlement and other litigation matters.

  Lorillard's marketable securities totaled $1,640.7 and $1,628.9 million at December 31, 2002 and 2001. At December 31, 2002, fixed maturity securities represented 92.8% of the total investment in marketable securities including 71.3% invested in Treasury Bills with an average duration of 60 days and 11.4% invested in money market accounts.

  The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard generated net cash flow from operations of approximately $852.6 million for the year ended December 31, 2002, compared to $709.7 million for the prior year. The increased cash flow in 2002 reflects the absence of cash payments made in 2001 related to the Engle agreement and reduced inventory purchases. Lorillard believes based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Loews Hotels

  In 2002, Loews Hotels, with its partners, opened a third hotel at Universal Orlando in Florida. Capital expenditures in relation to these hotel projects have been funded by a combination of equity from Loews Hotels and its partners, and mortgages.

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore

  Diamond Offshore operates in an industry that is historically extremely competitive and deeply cyclical. The demand for its services has traditionally been highly correlated with the price of oil and natural gas. However the rise in product prices that began in late 2001 and continued throughout 2002 did not yield the expected improvements in utilization and dayrates for Diamond Offshore's equipment.

  At December 31, 2002, Diamond Offshore's cash and marketable securities totaled $812.5 million, down from $1.1 billion at December 31, 2001. Cash of $199.1 million generated by repurchase agreements is included at December 31, 2001. Cash provided by operating activities was $281.2 million in 2002, compared to $374.0 million in 2001. The decline is primarily due to reduced net income in 2002.

  During the year ended December 31, 2002, Diamond Offshore spent $187.7 million, including capitalized interest expense, for rig upgrades. These expenditures were primarily for the deepwater upgrade of the Ocean Rover ($98.4 million) which is expected to be completed in July 2003, upgrades to six of Diamond Offshore's jack-ups ($50.7 million) of which three were completed during 2002 and three are expected to be completed during 2003, and the deepwater upgrade of the Ocean Baroness ($31.4 million) which was completed in March 2002. Diamond Offshore expects to spend approximately $123 million for rig upgrade capital expenditures during 2003 for the completion of the Ocean Rover upgrade ($80.0 million) and the three remaining jack-up upgrades ($43.0 million).

  The significant upgrade of Diamond Offshore's semisubmersible rig, the Ocean Baroness, to high specification capabilities resulted in an enhanced version of Diamond Offshore's previous Victory-class upgrades. The upgrade was similar to the upgrade being performed on the Ocean Rover. Diamond Offshore took delivery of the Ocean Baroness in January 2002. The approximate cost of the upgrade was $169.0 million.

  In 2002 Diamond Offshore began a two year program to expand the capabilities of its jack-up fleet by significantly upgrading six of its 14 jack-up rigs. Diamond Offshore expects to spend approximately $100.0 million on the program, and as of December 31, 2002, has spent $57.0 million.

  All of Diamond Offshore's upgrade projects are subject to risks of delay or cost overruns that are inherent in any large construction project.

  Diamond Offshore purchased the semisubmersible drilling rig Omega for $65.0 million in the first quarter of 2003.

  During the year ended December 31, 2002, Diamond Offshore spent $86.1 million in association with its ongoing rig equipment replacement and enhancement programs and to meet other corporate requirements. These expenditures included purchases of drill pipe, anchor chain, riser and other drilling equipment. In addition, Diamond Offshore spent $68.5 million for the purchase of the third-generation semisubmersible drilling rig, West Vanguard, renamed Ocean Vanguard. Diamond Offshore has budgeted $111.3 million for 2003 capital expenditures associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements.

  Cash required to meet Diamond Offshore's capital commitments is determined by evaluating rig upgrades to meet specific customer requirements and by evaluating Diamond Offshore's ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. It is the opinion of Diamond Offshore's management that operating cash flows and existing cash reserves will be sufficient to meet these capital commitments; however, periodic assessments will be made based on industry conditions. In addition, Diamond Offshore may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore's ability to issue any such securities will be dependent on Diamond Offshore's results of operations, its current financial condition, current market conditions and other factors beyond its control.

Bulova

  For the year ended December 31, 2002, net cash utilized by operations was $7.3 million as compared to net cash provided of $15.9 million in 2001. The decrease in net cash flow is primarily the result of an increase in inventory purchases related to the introduction of the Wittnauer product line, the Harley Davidson licensed product, and the corresponding increase in accounts receivable due to increased sales volume. These increases were partially offset by a change in timing of accounts payable and accrued expenses. Bulova's cash and cash equivalents, and short-term investments amounted to $10.1 million at December 31, 2002, compared to $18.9 million at December 31, 2001.

  Bulova and the Company have a credit agreement which provides, under terms and conditions set forth therein, for unsecured loans to Bulova by the Company from time to time, in principal amounts aggregating up to $50.0 million. Bulova has not utilized this credit agreement since 1995 and there are no amounts outstanding. Bulova may require working capital advances under this credit agreement to fund its capital expenditures and working capital requirements associated with product line extensions and international expansion efforts.

Majestic Shipping

  During 2002 subsidiaries of Hellespont acquired from a Korean shipyard three new 442,500 deadweight ton, ultra-large crude carrying ships. A fourth such ship has been contracted for with delivery expected by the end of the first quarter of 2003. These subsidiaries were purchased by Hellespont from Majestic at the Company's carrying value, excluding pretax capitalized interest expense of $3.1 million, in March 2002. In partial consideration for this purchase, Hellespont issued to Majestic a promissory note in the principal amount of $57.5 million, which remains outstanding. The total cost of the three ships delivered in 2002 amounted to approximately $277.8 million, and the fourth ship is expected to cost approximately $93.0 million. Each ship has been, or is expected to be, financed in part by $50.0 million of bank debt, for an aggregate amount of up to $200.0 million of bank debt, guaranteed by Hellespont. As of December 31, 2002, $150.0 million principal amount of this debt was outstanding. The Company has agreed to provide credit support for this bank debt by making available to the borrowers an operating cash flow credit facility of up to an aggregate amount of $25.0 million, none of which is outstanding.

Parent Company

  On February 6, 2002, the Company sold 40.3 million shares of a new class of its common stock, referred to as Carolina Group stock, for net proceeds of $1.1 billion. Proceeds from this sale have been allocated to the Loews Group and were used for general corporate purposes.

  As of December 31, 2002, there were 185,441,200 shares of Loews Common Stock outstanding. During 2002, the Company purchased 6,065,600 shares of Loews Common Stock at an aggregate cost of $343.5 million. During 2002, the Company purchased 2,717,876 shares of CNA common stock at an aggregate cost of $73.1 million. The Company also purchased 340,000 shares of Carolina Group Stock during 2002, for the account of the Carolina Group, at an aggregate cost of $7.7 million. Depending on market conditions, the Company from time to time may purchase shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise. In addition, in December 2002 the Company purchased from CNA $750.0 million of CNA series H cumulative preferred stock.

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

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex, nor do these instruments contain embedded leverage features which would expose the Company to a higher degree of risk. See "Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information with respect to derivative instruments, including recognized gains and losses on these instruments.

Insurance

  The significant components of CNA's investment income are presented in the following table:


Year Ended December 31                           2002        2001        2000
------------------------------------------------------------------------------
(In millions)

Fixed maturity securities                   $ 1,854.1   $ 1,823.3   $ 1,738.7
Short-term investments                           62.2       134.7       200.6
Limited partnerships                            (33.9)       47.3       293.0
Equity securities                                65.4        37.0        51.0
Interest on funds withheld and
 other deposits                                (239.6)     (241.4)      (86.9)
Other                                            81.6       113.5        97.9
------------------------------------------------------------------------------
Total investment income                       1,789.8     1,914.4     2,294.3
Investment expenses                             (59.9)      (58.3)      (47.8)
------------------------------------------------------------------------------
Investment income-net                       $ 1,729.9   $ 1,856.1   $ 2,246.5
==============================================================================

  CNA experienced lower investment income in 2002 as compared with 2001. The decrease was due primarily to decreased limited partnership results and lower investment yields, partially offset by $34.0 million of dividend income from Canary Wharf Group plc ("Canary Wharf"). See the Reinsurance section above for additional information for interest costs on funds withheld and other deposits, which is included in investment income, net. The interest costs on these contracts increased significantly in 2001 because of ceded losses resulting from the second quarter 2001 reserve strengthening and the WTC event. The decline in limited partnership income was primarily attributable to many of the same factors that impacted the broader financial markets. Limited partnership investment performance, particularly high yield bond and equity strategies, was adversely affected by overall market volatility including concerns over corporate accounting practices and credit deterioration.

  CNA experienced lower investment income in 2001 as compared with 2000 due primarily to the decrease in limited partnership income as well as the increase in interest on funds withheld and other deposits. The decline in limited partnership income was primarily attributable to many of the same factors that impacted the broader financial markets. The bond segment of the investment portfolio yielded 6.0% in 2002, 6.4% in 2001 and 6.7% in 2000.

  The components of CNA's net investment (losses) gains are presented in the following table:


Year Ended December 31                           2002        2001       2000
------------------------------------------------------------------------------
(In millions)

Investment (losses) gains:
Fixed maturity securities:
  U.S. government bonds                       $ 391.6    $  233.3   $    95.7
  Corporate and other taxable bonds            (557.0)       (5.3)     (171.1)
  Tax-exempt bonds                               48.0        53.9        13.1
  Asset-backed bonds                             36.5        75.6       (65.0)
  Redeemable preferred stock                    (27.9)      (21.5)       (3.2)
------------------------------------------------------------------------------
Total fixed maturity securities                (108.8)      336.0      (130.5)
Equity securities                              (152.8)    1,094.9     1,116.0
Derivative securities                           (52.1)       (5.0)       10.5
Other invested assets                            65.1      (148.9)       35.6
Allocated to participating policyholders'
 and minority interests                          (3.6)      (15.0)       (3.5)
------------------------------------------------------------------------------
Total investment (losses) gains                (252.2)    1,262.0     1,028.1
Income tax benefit (expense)                    103.3      (445.4)     (358.6)
Minority interest                                15.9      (101.8)      (87.9)
------------------------------------------------------------------------------
Net investment (losses) gains                $ (133.0)   $  714.8   $   581.6
==============================================================================

  Net investment results decreased $847.8 million in 2002 as compared with 2001. This decline was due primarily to the change in net investment gains (losses) on Other Insurance segment taxable bonds and equity securities. The $321.0 million increase in realized losses (after tax and minority interest) of Other Insurance segment taxable bonds relates primarily to impairment charges of $377.0 million recorded in various market sectors, the most significant being the telecommunications sector. The $728.0 million change in net investment gains (losses) (after tax and minority interest) of equity securities relates primarily to CNA's 2001 gain of $566.0 million for the sale of Global Crossing Ltd. common stock ("Global Crossing") and closing of the related hedge agreements. Also included was $140.4 million (after tax and minority interest) of 2002 impairments recorded in various market sectors.

  Also, during 2002, CNA completed the sale of several businesses, including CNA Re U.K., the London-based reinsurer. Included in 2002 net realized investment results was a $62.1 million gain (after tax and minority interest) resulting from the sale of CNA Re U.K., which included a $34.1 million reduction of the previously recognized impairment loss on CNA Re U.K. The impairment loss recorded in 2001 for the sale of CNA Re U.K. and other subsidiaries was $162.0 million after tax and minority interest. Further details of these transactions are discussed below.

  Net realized investment gains increased $133.0 million in 2001 as compared with 2000. This increase was due primarily to gains from closing the hedge agreements, which were entered into during March 2000, related to CNA's investment in Global Crossing of $566.0 million in 2001 as compared with $274.0 million in 2000 as well as gains of $50.0 million, resulting from the sale of a New York real estate property and gains from the sale of fixed maturity security investments. This improvement was partially offset by estimated losses recorded for the planned dispositions of certain operations, principally CNA Re U.K. described in more detail below as well as decreases in after tax and minority interest gains from the sale of Canary Wharf of $30.0 million in 2001 as compared with $251.0 million in 2000.

  A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or credit and tax considerations. This activity will produce realized gains and losses.

  CNA classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in investment income, net. Changes in fair value are reported as a component of other comprehensive income.

  The following table provides further detail of gross realized gains and losses on fixed maturity and equity securities:


Year Ended December 31                             2002       2001       2000
------------------------------------------------------------------------------
(In millions)

Net realized gains (losses) on fixed
 maturity and equity securities:
  Fixed maturity securities:
   Gross realized gains                       $ 1,009.0   $   936.0  $  434.0
   Gross realized losses                       (1,118.0)     (600.0)   (564.0)
------------------------------------------------------------------------------
  Net realized (losses) gains on
   fixed maturity securities                     (109.0)      336.0    (130.0)
------------------------------------------------------------------------------
  Equity securities:
    Gross realized gains                          251.0     1,335.0   1,336.0
    Gross realized losses                        (409.0)     (240.0)   (220.0)
------------------------------------------------------------------------------
  Net realized (losses) gains on
   equity securities                             (158.0)    1,095.0   1,116.0
------------------------------------------------------------------------------
Net realized (losses) gains on fixed
 maturity and equity securities               $  (267.0)  $ 1,431.0  $  986.0
==============================================================================

  The largest realized losses from sales of securities aggregated by issuer for the year ended December 31, 2002 totaled $254.0 million. The following table provides details of those largest realized losses aggregated by issuer including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. A narrative providing the industry sector along with the facts and circumstances giving rise to the loss is provided for each issuer.


                                                              Fair                    Months in
                                                            Value on                 Unrealized
                                                             Date of     Loss        Loss Prior
Description of Issuer                                         Sale      on Sale       to Sale
------------------------------------------------------------------------------------------------
(In millions)

U.S. Treasury (a)                                         $ 7,738.0    $  61.0    Various, 1-24+
An industrial power producer ("IPP") and trader
 of deregulated energy commodities and energy-
 related risk management products (b)                         113.0       46.0    Various, 0-12
A company, which operated moderately-priced
 restaurants in the United States and has
 filed bankruptcy (c)                                                     28.0         24+
A wireless communication company that offers
 an integrated tool with digital cellular,
 text paging and two-way radio feature (d)                     39.0       18.0    Various, 7-24+
A major U.S. airline carrier that filed for
 bankruptcy in December of 2002 (e)                            11.0       17.0    Various, 0-24+
A large telecommunication company that primarily
 provides wired and wireless telephone services (f)           182.0       15.0    Various, 0-12
A telecommunication equipment company that
 builds, designs and delivers network
 communication (g)                                             17.0       15.0         0-6
A telephone company located in Canada and is
 a subsidiary of a U.S. company (h)                             5.0       15.0    Various, 0-12
A large cable and telecommunications company
 located in the U.S. (i)                                       37.0       14.0         0-6
A provider of employee health and welfare products,
 administration services, insurance brokerage
 and related consulting services (j)                           37.0       13.0         0-6
A major domestic automobile manufacturer (k)                  371.0       12.0    Various, 0-12
------------------------------------------------------------------------------------------------
                                                          $ 8,550.0    $ 254.0
================================================================================================

------------

(a) During 2002, the losses recorded in this asset class were due to changes in interest rates and certain trading for duration management purposes. Treasury bonds are used in many portfolios as duration management tools and for liquidity in the course of asset/liability portfolio management.

(b) The pressure to the IPP sector began in April of 2002. At July 31, 2002, this issuer's financial condition was in good standing. A decision was made to reduce the portfolio's overall exposure to this sector including this issuer.
(c) The security had been previously impaired and continued to be held in anticipation of proceeds from asset sales and liquidation of restaurant holdings that did not materialize.
(d) The issuer anticipated participating in proposed spectrum reallocation that was being reviewed by the Federal Communications Commission. This process was held up in the courts and took longer than expected. The trades that generated the losses took place in the fourth quarter of 2002. The sales were the result of a program to reduce exposures in this sector.
(e) Securities currently held have been impaired. These losses relate to trades that took place prior to impairment to reduce issuer exposure and securities with less desirable collateral.
(f) These losses were primarily attributable to the sale of fixed income and convertible preferred securities. The bonds were sold in a rapidly deteriorating market due to sector and issuer pressures.
(g) These losses were generated by positions primarily held in convertible preferred stock holdings. The price decline reflects the pressures of the issuer, sector and general equity market conditions.
(h) A portion of these securities were sold to reduce the overall position in the telecom sector. The issuer reported a deterioration of their financial condition and lost the financial support of its parent. The remaining securities held were impaired when new financial information was revealed in 2002.
(i) The losses are related to the sale of securities on early news of alleged fraud and improper accounting practices. The value of securities held fell rapidly and were impaired prior to the issuer filing bankruptcy.
(j) The original holding was a private convertible preferred stock. The issuer went public and all equity holders were required to convert to the new common stock. At the time of the initial public offering, market conditions negatively affected the transaction as originally planned. These losses reflect the difference in the market value of the new common shares at the time of issue and the basis of the original invested securities.
(k) Losses realized were attributable to reducing exposure to the credit and exchanging owned bonds for newly issued bonds with more desirable maturity structures. Losses represent 3% of the consideration for bonds sold.

  Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term could have an adverse impact on the Company's results of operations or equity.

  A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. CNA follows a consistent and systematic process for impairing securities that sustain other-than-temporary declines in value. CNA has established a committee responsible for the impairment process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by CNA's Chief Financial Officer. The Impairment Committee is responsible for analyzing watch list securities on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of impairment indicators including, but not limited to, a significant adverse change in the financial condition and near term prospects of the investment or a significant adverse change in legal factors, the business climate or credit ratings.

  When a security is placed on the watch list, it is monitored for further market value changes and additional news related to the issuer's financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

  The decision to impair a security incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the market value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

  The Impairment Committee's decision to impair a security is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all of the factors considered. For securities that are impaired, the security is written down to fair value and the resulting losses are recognized as investment losses in the Consolidated Statements of Operations.

  Realized investment losses included $890.0, $129.0 and $72.0 million of pretax impairment losses for the years ended December 31, 2002, 2001 and 2000. The impairments recorded in 2002 were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy.

  For the year ended December 31, 2002, the impairment losses recorded related primarily to corporate bonds in the communications industry sectors including $129.0 million related to WorldCom Inc., $74.0 million related to Adelphia Communication Corporation, $60.0 million for Charter Communications, $57.0 million for AT&T Canada, and $53.0 million for Telewest PLC.

  For the year ended December 31, 2001 the impairment losses recorded related primarily to corporate bonds and equities in the communications industry sector including $31.0 million for MedicaLogic/Medscape, Inc. and $27.0 million for At Home Corporation.

  For the year ended December 31, 2000 the impairment losses recorded related primarily to corporate bonds and equities and were largely spread amongst the consumer, financial, and communications industry sectors including $14.0 million for Specialty Foods Corporation.

  If the deterioration in these industry sectors continues in future periods and CNA continues to hold these securities, CNA is likely to have additional impairments in the future.

  During the second quarter of 2001, CNA announced its intention to sell certain businesses. The assets being held for disposition included CNA Re U.K. and certain other businesses. Based upon the impairment analyses performed at that time, CNA anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these sales, CNA estimated the net realizable value of each business being held for sale. An estimated loss of $278.4 million (after tax and minority interest) was initially recorded in the second quarter of 2001. This loss was reported in other realized investment losses in the Consolidated Statements of Operations.

  In the fourth quarter of 2001, CNA sold certain businesses as planned. The realized after tax loss applicable to these businesses recognized in the second quarter of 2001 was $33.1 million (after tax and minority interest). Revenues of these businesses included in the years ended December 31, 2001 and 2000 totaled approximately $30.0 and $37.0 million. These businesses contributed approximately $9.6 and $6.9 million (after tax and minority interest) of net losses in the years ended December 31, 2001 and 2000.

  CNA regularly updates its impairment analyses and adjusts its loss as necessary. Based on these updated analyses the impairment loss was reduced by approximately $150.7 million (after tax and minority interest) in the fourth quarter of 2001, primarily because the net assets of the businesses had been significantly diminished by their operating losses, including adverse loss reserve development recognized by CNA Re U.K. in the fourth quarter of 2001. The reduction of the impairment was included in investment gains in the Consolidated Statements of Operations.

  The statutory surplus of CNA Re U.K. was below the required regulatory minimum surplus level at December 31, 2001. CCC contributed $120.0 million of capital on March 25, 2002 bringing the capital above the regulatory minimum.

  On October 31, 2002, CNA completed the sale of CNA Re U.K. to Tawa. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below. In October, the sale was approved in the United Kingdom by the Financial Services Authority ("FSA") and by the Illinois Insurance Department. This sale does not impact CNA Re's on-going U.S.-based operations.

  The purchase price was $1, subject to adjustments based primarily upon the results of operations and realized foreign currency losses of CNA Re U.K. The final purchase price adjustments were prepared by Tawa and have been agreed to by CNA. Under the terms of the purchase price adjustment, CCC is entitled to receive $5.0 million from Tawa after Tawa is able to legally withdraw funds from the former CNA Re U.K. entities. CCC has also committed to contribute up to $5.0 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the FSA deem those entities to be undercapitalized. The purchase price adjustment related to foreign currency losses resulted in CNA contributing additional capital to CNA Re U.K. of $11.0 million. As the sale and related agreements have now been completed, CNA has finalized its impairment analysis based upon the terms of the completed transactions. As such, in the fourth quarter of 2002, the impairment loss was reduced by approximately $33.9 million (after tax and minority interest). The reduction of the impairment was included in net realized investment gains.

  Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. were terminated. As part of the sale, CNA Re U.K.'s net exposure to all IGI Program liabilities was assumed by CCC. Further, CCC is providing a $100.0 million stop loss cover attaching at carried reserves on CNA Re U.K.'s 2001 underwriting year exposures for which CCC received premiums of $25.0 million.

  CNA Re U.K. had revenues of approximately $48.0, $280.0 and $605.0 million for the years ended December 31, 2002, 2001 and 2000. CNA Re U.K. net losses were $19.7, $327.3 and $137.3 million for the years ended December 31, 2002, 2001 and 2000. The assets and liabilities of CNA Re U.K., including the effects of the concurrent transactions, were approximately $2,442.0 and $2,357.0 million at the date of sale and $2,557.0 and $2,541.0 million as of December 31, 2001.

  Substantially all of CNA's invested assets are marketable securities classified as available-for-sale in the accompanying consolidated financial statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

  The following table details the carrying value of CNA's general and separate account investment portfolios:


December 31                                                  2002                    2001
------------------------------------------------------------------------------------------------
(In millions of dollars)

General account investments:

  Fixed maturity securities:
    U.S. Treasury securities and obligations of
     government agencies                           $   1,376.0     3.9%    $   5,081.0     14.2%
    Asset-backed securities                            8,208.0    23.2         7,723.0     21.6
    States, municipalities and political
     subdivisions-tax-exempt                           5,074.0    14.4         2,720.0      7.6
    Corporate securities                               7,591.0    21.5         9,587.0     26.8
 Other debt securities                                 3,827.0    10.8         3,816.0     10.6
    Redeemable preferred stock                            69.0     0.2            48.0      0.1
    Options embedded in convertible debt
     securities                                          130.0     0.4           189.0      0.5
------------------------------------------------------------------------------------------------
    Total fixed maturity securities                   26,275.0    74.4        29,164.0     81.4
------------------------------------------------------------------------------------------------
  Equity securities:
    Common stock                                         461.0     1.3           996.0      2.8
    Non-redeemable preferred stock                       205.0     0.6           342.0      0.9
------------------------------------------------------------------------------------------------
    Total equity securities                              666.0     1.9         1,338.0      3.7
------------------------------------------------------------------------------------------------
  Short-term investments                               7,008.0    19.9         3,740.0     10.4
  Limited partnerships                                 1,060.0     3.0         1,307.0      3.7
  Other investments                                      284.0     0.8           277.0      0.8
------------------------------------------------------------------------------------------------
Total general account investments                  $  35,293.0   100.0%    $  35,826.0    100.0%
================================================================================================

December 31                                                  2002                    2001
------------------------------------------------------------------------------------------------
(In millions of dollars)


Separate account investments:

  Fixed maturity securities:
    U.S. Treasury securities and obligations of
    government agencies                            $     166.0     5.3%    $    244.0       6.5%
  Asset-backed securities                                869.0    27.8        1,022.0      27.0
    Corporate securities                                 812.0    26.0          925.0      24.5
    Other debt securities                                165.0     5.3          156.0       4.1
    Redeemable preferred stock                             2.0     0.1
------------------------------------------------------------------------------------------------
    Total fixed maturity securities                    2,014.0    64.5        2,347.0      62.1
------------------------------------------------------------------------------------------------
  Equity securities:
    Common stock                                         112.0     3.6          149.0       4.0
    Non-redeemable preferred stock                         6.0     0.2           12.0       0.3
------------------------------------------------------------------------------------------------
    Total equity securities                              118.0     3.8          161.0       4.3
------------------------------------------------------------------------------------------------
  Short-term investments                                 276.0     8.8          394.0      10.4
  Limited partnerships                                   327.0    10.5          342.0       9.1
  Other investments                                      387.0    12.4          534.0      14.1
------------------------------------------------------------------------------------------------
Total separate account investments                 $   3,122.0   100.0%    $  3,778.0     100.0%
================================================================================================

  CNA's general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

  Investments in the general account had a total net unrealized gain of $887.0 million at December 31, 2002 compared with $345.0 million at December 31, 2001. The unrealized position at December 31, 2002 was composed of a net unrealized gain of $742.0 million for fixed maturities, a net unrealized gain of $147.0 million for equity securities and a net unrealized loss of $2.0 million for short term securities. The unrealized position at December 31, 2001 was composed of a net unrealized gain of $194.0 million for fixed maturities, a net unrealized gain of $170.0 million for equity securities and a net unrealized loss of $19.0 million for short term securities.

  Unrealized gains (losses) on fixed maturity and equity securities are presented in the following tables:


                                                     Cost or      Gross Unrealized        Net
                                                    Amortized    ------------------   Unrealized
December 31, 2002                                      Cost        Gains    Losses   Gain (Loss)
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies               $  1,266.0   $   114.0   $   4.0   $  110.0
   Asset-backed securities                             7,888.0       336.0      16.0      320.0
  States, municipalities and political
   subdivisions-tax-exempt                             4,966.0       151.0      43.0      108.0
  Corporate securities                                 7,439.0       487.0     335.0      152.0
   Other debt securities                               3,780.0       284.0     237.0       47.0
   Redeemable preferred stock                             64.0         5.0                  5.0
   Options embedded in convertible debt
      Securities                                         130.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities                       25,533.0     1,377.0     635.0      742.0
------------------------------------------------------------------------------------------------
Equity securities:
   Common stock                                          310.0       166.0      15.0      151.0
   Non-redeemable preferred stock                        209.0         3.0       7.0       (4.0)
------------------------------------------------------------------------------------------------
Total equity securities                                  519.0       169.0      22.0      147.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity securities          $ 26,052.0   $ 1,546.0   $ 657.0   $  889.0
================================================================================================

                                                     Cost or      Gross Unrealized        Net
                                                    Amortized    ------------------   Unrealized
December 31, 2001                                      Cost        Gains    Losses   Gain (Loss)
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
   U.S. Treasury securities and
    obligations of government agencies              $ 5,002.0    $   109.0   $  30.0   $   79.0
    Asset-backed securities                           7,603.0        139.0      19.0      120.0
    States, municipalities and political
     subdivisions-tax-exempt                          2,748.0         19.0      47.0      (28.0)
    Corporate securities                              9,569.0        247.0     229.0       18.0
    Other debt securities                             3,811.0        152.0     147.0        5.0
    Redeemable preferred stock                           48.0          1.0       1.0
    Options embedded in convertible debt
     securities                                         189.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities                      28,970.0        667.0     473.0      194.0
------------------------------------------------------------------------------------------------
Equity securities:
    Common stock                                        820.0        326.0     150.0      176.0
    Non-redeemable preferred stock                      348.0         17.0      23.0       (6.0)
------------------------------------------------------------------------------------------------
Total equity securities                               1,168.0        343.0     173.0      170.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity securities         $ 30,138.0    $ 1,010.0   $ 646.0   $  364.0
==============================================================================

  CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  At December 31, 2002, the carrying value of the general account fixed maturities was $26,275.0 million, representing 74.0% of CNA's total investment portfolio. The net unrealized gain of this fixed maturity portfolio was $742.0 million, comprising gross unrealized gains of $1,377.0 million and gross unrealized losses of $635.0 million. The gross unrealized losses were primarily in corporate bonds with the largest industry sectors being Utilities, Communications and Consumer-Cyclical, which as a percentage of total gross unrealized losses were 23.0%, 17.0% and 16.0%. Gross unrealized losses in any single issuer did not exceed 0.2% of the carrying value of the total general account fixed maturity portfolio.

  The following table provides the composition of fixed maturity securities with an unrealized loss in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.


                                                                    Percent of
                                                    Percent of      Unrealized
December 31, 2002                                  Market Value        Loss
------------------------------------------------------------------------------

Due in one year or less                                2.4%             2.1%
Due after one year through five years                 18.3             14.0
Due after five years through ten years                28.4             38.6
Due after ten years                                   45.0             42.8
Asset-backed securities                                5.9              2.5
------------------------------------------------------------------------------
Total                                                100.0%           100.0%
==============================================================================

  The following table summarizes for fixed maturity and equity securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.


                                                                       Gross
                                                        Estimated   Unrealized
December 31, 2002                                       Fair Value      Loss
------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  Investment grade:
    0-6 months                                           $ 2,632.0    $ 100.0
    7-12 months                                              361.0       30.0
    13-24 months                                             163.0       21.0
    Greater than 24 months                                   172.0       20.0
------------------------------------------------------------------------------
  Total investment grade                                   3,328.0      171.0
------------------------------------------------------------------------------
  Non-investment grade:
    0-6 months                                               892.0      119.0
    7-12 months                                              473.0      115.0
    13-24 months                                             458.0      157.0
    Greater than 24 months                                   169.0       73.0
------------------------------------------------------------------------------
  Total non-investment grade                               1,992.0      464.0
------------------------------------------------------------------------------
Total fixed maturity securities                            5,320.0      635.0
------------------------------------------------------------------------------
Equity securities:
  0-6 months                                                 119.0       13.0
  7-12 months                                                 79.0        9.0
  13-24 months                                                 4.0
  Greater than 24 months                                       4.0
------------------------------------------------------------------------------
Total equity securities                                      206.0       22.0
------------------------------------------------------------------------------
Total fixed maturity and equity securities               $ 5,526.0    $ 657.0
==============================================================================

  CNA's non-investment grade fixed maturity securities held as of December 31, 2002 that were in an unrealized loss position had a fair value of approximately $2.0 billion. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA's Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following table summarizes the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of December 31, 2002.


                                                       Fair Value as a Percentage of Book Value
                              Estimated   Unrealized   -----------------------------------------
December 31, 2002            Fair Value      Loss      90-99%      80-89%     70-79%       <70%
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
Non- investment grade:
0-6 months                    $  892.0     $ 119.0     $ 30.0     $ 28.0     $  28.0     $  33.0
7-12 months                      473.0       115.0        9.0       12.0        24.0        70.0
13-24 months                     458.0       157.0        5.0       12.0        50.0        90.0
Greater than 24 months           169.0        73.0        2.0        6.0        15.0        50.0
------------------------------------------------------------------------------------------------
Total non-investment grade    $1,992.0     $ 464.0     $ 46.0     $ 58.0     $ 117.0     $ 243.0
==============================================================================

  The non-investment grade securities that were in an unrealized loss severity of less than 70.0% for longer than six months as of December 31, 2002 primarily consisted of securities in the utilities, communication and transportation sectors representing 35.0%, 21.0% and 17.0% respectively of the gross unrealized loss. The non-investment grade securities that were in an unrealized loss severity of less than 70.0% for greater than 24 months as of December 31, 2002 primarily consisted of securities in the communications and transportation sector representing 40.0% and 34.0%, of the gross unrealized loss. Unrealized losses in the communication sector are predominately attributable to a European leader in telecommunication services. The unrealized losses on securities held in the transportation sector are primarily comprised of debt issued from a major domestic airline.

  As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of these non-investment grade securities and determined that no further impairments were necessary at December 31, 2002. This determination was based on a number of factors that the Committee regularly considers including, but not limited to: the issuers' ability to meet current and future interest and principal payments, an evaluation of the issuers' financial condition and near term prospects, CNA's sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the market value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA's equity securities held as of December 31, 2002 that were in an unrealized loss position had a fair value of $206.0 million. CNA's Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the market value of the security.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 89.0% and 92.0% of which are rated as investment grade at December 31, 2002 and 2001, respectively.

  The following table summarizes the ratings of CNA's general account bond portfolio at carrying value:


December 31                                    2002                 2001
------------------------------------------------------------------------------
(In millions of dollars)

U.S. Government and affiliated
 agency securities                    $  1,908.0    7.3%   $  5,715.0    19.6%
Other AAA rated                         10,856.0   41.4       9,204.0    31.6
AA and A rated                           5,730.0   21.9       6,127.0    21.0
BBB rated                                4,930.0   18.8       5,583.0    19.2
Non investment-grade                     2,782.0   10.6       2,487.0     8.6
------------------------------------------------------------------------------
Total                                 $ 26,206.0  100.0%   $ 29,116.0   100.0%
==============================================================================

  At December 31, 2002 and 2001, approximately 97% of the general account portfolio was U.S. Government agencies or was rated by S&P or Moody's Investors Service ("Moody's"). The remaining bonds were rated by other rating agencies or CNA management.

  The following table summarizes the bond ratings of the investments supporting CNA's separate account products, which guarantee principal and a specified rate of interest:


December 31                                     2002                 2001
------------------------------------------------------------------------------
(In millions of dollars)

U.S. government and affiliated
 agency securities                       $  161.0    8.6%    $  214.0    10.5%
Other AAA rated                             898.0   48.1      1,017.0    49.9
AA and A rated                              327.0   17.5        310.0    15.2
BBB rated                                   414.0   22.2        421.0    20.6
Non investment-grade                         68.0    3.6         77.0     3.8
------------------------------------------------------------------------------
Total                                    $1,868.0  100.0%    $2,039.0   100.0%
==============================================================================

  At December 31, 2002 and 2001, more than 99.0% of the separate account portfolio was U.S. government agencies or was rated by S&P or Moody's. The remaining bonds were rated by other rating agencies or CNA management.

  Non investment-grade bonds, as presented in the tables above, are high-yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in the opinion of management, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

  The carrying value of non-traded private placement securities at December 31, 2002 was $237.0 million which represents 0.7% of CNA's total investment portfolio. These securities were in a net unrealized loss position of $0.4 million at December 31, 2002. Of the non-traded securities, 78.0% are priced by unrelated third party sources.

  Included in CNA's general account fixed maturity securities at December 31, 2002 are $8,208.0 million of asset-backed securities, at fair value, consisting of approximately 67.0% in collateralized mortgage obligations ("CMOs"), 11.0% in corporate asset-backed obligations, 7.0% in U.S. Government agency issued pass-through certificates and 15.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

  The carrying value of the components of the general account short term investment portfolio is presented in the following table:


December 31                                                2002          2001
------------------------------------------------------------------------------
(In millions)

Commercial paper                                      $ 1,141.0     $ 1,194.0
U.S. Treasury securities                                2,756.0         175.0
Money market funds                                      2,161.0       1,641.0
Other                                                     950.0         730.0
------------------------------------------------------------------------------
Total short term investments                          $ 7,008.0     $ 3,740.0
==============================================================================

  CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). CNA considers the derivatives in its general account to be held for purposes other than trading. Derivative securities are recorded at fair value at the reporting date.

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

  In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes the accounting for stock-based employee compensation. The statement also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure of those effects in interim financial information. The disclosure and transition requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The amendment to APB No. 28 is required to be adopted for interim periods ending after December 15, 2002. The Company has not changed its accounting policies related to stock-based compensation.

  In January of 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares.

  FIN 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses.

  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to interests obtained after that date to an interim reporting period beginning after June 15, 2003. The Company is currently evaluating the impact FIN 46 may have on its financial statements.

FORWARD-LOOKING STATEMENTS

  Certain statements made or incorporated by reference by the Company in this Report are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, statements regarding CNA's insurance business relating to asbestos, pollution and mass tort claims, expected cost savings and other results from restructuring activities; statements regarding insurance reserves and statements regarding planned disposition of certain businesses; statements regarding litigation and developments affecting Lorillard's tobacco business including, among other things statements regarding claims, litigation and settlement, and statements regarding regulation of the industry; statements regarding Diamond Offshore's business including, without limitation, statements with respect to expenditures for rig conversion and upgrade, oil and gas price levels, and exploration and production activity.

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

SUPPLEMENTAL FINANCIAL INFORMATION

  The following supplemental condensed financial information reflects the financial position, results of operations and cash flows of Loews Corporation with its investments in CNA and Diamond Offshore accounted for on an equity basis rather than as consolidated subsidiaries. It does not purport to present the financial position, results of operations and cash flows of the Company in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." Management believes, however, that this disaggregated financial data enhances an understanding of the consolidated financial statements by providing users with a format that management uses in assessing the Company. The supplemental financial information for 2001 and 2000 has been restated to reflect an adjustment to the Company's historical accounting for CNA's investment in life settlement contracts and the related revenue recognition. See Notes 1 and 23 of the Notes to Consolidated Financial Statements included in Item 8.


Condensed Balance Sheet Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

December 31                                                2002          2001
------------------------------------------------------------------------------
(In millions)                                                       (Restated)

Assets:

Current assets                                       $    579.9    $  1,537.2
Investments, primarily short-term instruments           4,071.2       4,202.8
------------------------------------------------------------------------------
Total current assets and investments in securities      4,651.1       5,740.0
Investment in CNA                                       8,513.8       7,188.0
Investment in Diamond Offshore                          1,025.1       1,033.5
Other assets                                            1,436.0       1,078.9
------------------------------------------------------------------------------
Total assets                                         $ 15,626.0    $ 15,040.4
==============================================================================

Liabilities and Shareholders' Equity:

Current liabilities                                  $  1,490.1    $  2,365.7
Securities sold under agreements to repurchase                          480.4
Long-term debt, less current maturities and
 unamortized discount                                   2,440.2       2,427.6
Other liabilities                                         460.5         337.4
------------------------------------------------------------------------------
Total liabilities                                       4,390.8       5,611.1
Shareholders' equity                                   11,235.2       9,429.3
------------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 15,626.0    $ 15,040.4
==============================================================================

Condensed Statements of Operations Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31                        2002          2001         2000
------------------------------------------------------------------------------
(In millions)                                          (Restated)   (Restated)

Revenues:

Manufactured products and other          $ 4,277.6    $  4,375.4    $ 4,280.3
Investment income                            107.2         199.1        258.5
Investment gains (losses)                      7.0         101.2         (7.4)
------------------------------------------------------------------------------
Total                                      4,391.8       4,675.7      4,531.4
------------------------------------------------------------------------------

Expenses:

Cost of manufactured products sold
 and other                                 3,054.7       3,318.8      3,122.3
Interest                                     136.5         136.5        140.3
Income tax expense                           474.2         470.1        492.1
------------------------------------------------------------------------------
Total                                      3,665.4       3,925.4      3,754.7
------------------------------------------------------------------------------

Income from operations                       726.4         750.3        776.7
Equity in income (loss) of:
  CNA                                        230.4      (1,373.9)     1,035.4
  Diamond Offshore                            25.8          80.4         32.0
------------------------------------------------------------------------------
Income (loss) from continuing operations     982.6        (543.2)     1,844.1
Discontinued operations-net                  (31.0)          9.4          4.5
Cumulative effect of changes in
 accounting principles-net                   (39.6)        (53.3)
------------------------------------------------------------------------------
Net income (loss)                        $   912.0     $  (587.1)   $ 1,848.6
==============================================================================

Condensed Statements of Cash Flow Information


Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31                        2002          2001         2000
------------------------------------------------------------------------------
(In millions)                                          (Restated)   (Restated)

Operating Activities:

Net income (loss)                        $   912.0    $  (587.1)    $ 1,848.6
Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:
    Undistributed (earnings) loss
     of CNA and Diamond Offshore            (190.1)     1,319.2      (1,036.8)
    Cumulative effect of changes in
     accounting principles                    39.6         53.3
    Investment (gains) losses                 (7.0)      (101.2)          7.4
    Other                                    (19.1)       (48.5)         12.5
Changes in assets and liabilities-net       (249.5)       186.7         (88.0)
------------------------------------------------------------------------------
Total                                        485.9        822.4         743.7
------------------------------------------------------------------------------

Investing Activities:

Net decrease in short-term investments       338.3        243.6         193.2
Securities sold under agreements to
 repurchase                                 (480.4)       480.4        (347.8)
Purchase of CNA preferred stock             (750.0)
Purchases of CNA common stock                (73.1)      (978.7)
Other                                        (52.0)
                                                         (155.7)       (198.1)
------------------------------------------------------------------------------
Total                                     (1,017.2)      (410.4)       (352.7)
------------------------------------------------------------------------------

Financing Activities:

Dividends paid to shareholders              (166.4)      (112.5)        (99.7)
(Decrease) increase in long-term debt-net     (1.5)       (18.2)         26.1
Purchases of treasury shares                (351.2)      (282.2)       (305.7)
Issuance of common stock                   1,070.1          0.4
------------------------------------------------------------------------------
Total                                        551.0       (412.5)       (379.3)
------------------------------------------------------------------------------

Net change in cash                            19.7         (0.5)         11.7
Cash, beginning of year                       21.1         21.6           9.9
------------------------------------------------------------------------------
Cash, end of year                        $    40.8    $    21.1     $    21.6
==============================================================================

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

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at December 31, 2002 and 2001, with all other variables held constant.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on December 31, 2002 and 2001 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

  The Company's long-term debt, as of December 31, 2002 and 2001 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $374.6 and $395.0 million, respectively. A 100 basis point decrease would result in an increase in market value of $440.1 and $464.6 million, respectively.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the

European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at December 31, 2002 and 2001, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at December 31, 2002 and 2001.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:


Category of risk exposure:                     Fair Value Asset (Liability)      Market Risk
------------------------------------------------------------------------------------------------
December 31                                          2002        2001         2002         2001
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities                              $  430.7    $  290.0    $  (108.0)    $  (73.0)
  Options  -  purchased                              23.7        17.5          3.0          6.0
           -  written                               (19.2)       (7.8)         2.0         (3.0)
  Index futures - long                                                                     (2.0)
  Short sales                                      (200.7)     (193.4)        50.0         48.0
  Separate accounts - Equity securities (a)           6.3        11.7         (2.0)        (2.0)
                    - Other invested assets         326.5       342.1         (5.0)        (6.0)
Interest rate (2):
  Options on government securities - short                       (2.5)                     (2.0)
  Interest rate swaps                                (7.1)                   (31.0)
  Separate accounts - Fixed maturities              145.4       308.4          3.0         (5.0)
                    - Short term investments        166.6       296.0
Gold (3):
  Options - purchased                                 0.6         2.6         14.0         (3.0)
          - written                                  (0.7)       (0.4)       (20.0)
------------------------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) a decrease in interest rates of 100 basis points at December 31, 2002 and an increase in interest rates of 100 basis points at December 31, 2001 and (3) a decrease in gold prices of 20% at December 31, 2002 and an increase in gold prices of 20% at December 31, 2001. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a) In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(151.0) and $(217.0) million at December 31, 2002 and 2001, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:


Category of risk exposure:                     Fair Value Asset (Liability)      Market Risk
------------------------------------------------------------------------------------------------
December 31                                          2002        2001         2002         2001
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities:
    General accounts (a)                        $   666.1    $  1,338.5  $   (166.0)  $  (322.0)
    Separate accounts                               112.0         148.6       (28.0)      (37.0)
  Other invested assets                           1,157.6       1,306.9      (133.0)     (134.0)
  Separate accounts - Other invested assets         387.3         533.0       (97.0)     (133.0)
Interest rate (2):
  Fixed maturities (a) (b)                       27,433.7      31,191.0    (1,650.0)   (1,560.0)
  Short-term investments (a)                     10,161.7       6,734.8        (6.0)       (1.0)
  Other invested assets                             263.0         258.5
  Other derivative securities                        18.0          16.3       (47.0)      (19.0)
  Separate accounts (a):
    Fixed maturities                              1,868.1       2,038.8       (96.0)     (120.0)
    Short term investments                          109.5          98.0
  Long-term debt                                 (5,558.0)     (5,399.0)
------------------------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a) Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(148.0), and $(114.0) million at December 31, 2002 and 2001, respectively.

(b) Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(24.0) and $(50.0) million at December 31, 2002 and 2001, respectively.

Item 8.  Financial Statements and Supplementary Data.


Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------
Assets:
------------------------------------------------------------------------------

December 31                                                2002          2001
------------------------------------------------------------------------------
(Dollar amounts in millions, except per share data)                 (Restated)

Investments (Notes 1, 2, 3 and 4):

  Fixed maturities, amortized cost of
   $26,688.8 and $31,004.1                           $ 27,433.7    $ 31,191.0

  Equity securities, cost of $1,002.8
   and $1,457.3                                         1,120.5       1,646.0

  Other investments                                     1,420.8       1,587.3

  Short-term investments                               10,161.7       6,734.8
------------------------------------------------------------------------------

Total investments                                      40,136.7      41,159.1

Cash                                                      185.4         181.3

Receivables-net (Notes 1 and 7)                        16,601.0      19,452.8

Property, plant and equipment-net (Notes 1 and 8)       3,138.2       3,075.3

Deferred income taxes (Note 11)                           627.2         738.6

Goodwill (Note 1)                                         177.8         318.6

Other assets (Notes 1, 14, 15, 17 and 18)               3,999.2       3,858.9

Deferred acquisition costs of insurance
 subsidiaries (Note 1)                                  2,551.4       2,423.9

Separate account business (Notes 1, 3 and 4)            3,102.7       3,798.1
------------------------------------------------------------------------------

Total assets                                         $ 70,519.6    $ 75,006.6
==============================================================================

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Shareholders' Equity:

------------------------------------------------------------------------------

December 31                                                2002          2001
------------------------------------------------------------------------------
(Dollar amounts in millions, except per share data)                 (Restated)

Insurance reserves (Notes 1 and 9):
  Claim and claim adjustment expense                 $ 27,369.9    $ 31,266.2
  Future policy benefits                                7,408.9       7,306.4
  Unearned premiums                                     4,820.0       4,505.3
  Policyholders' funds                                    580.1         546.0
------------------------------------------------------------------------------
Total insurance reserves                               40,178.9      43,623.9
Payable for securities purchased (Note 4)                 799.1       1,365.6
Securities sold under agreements to
 repurchase (Notes 1 and 2)                               552.4       1,602.4
Long-term debt, less unamortized discounts
 (Notes 3 and 12)                                       5,651.9       5,920.3
Reinsurance balances payable (Notes 1 and 14)           2,763.3       2,722.9
Other liabilities (Notes 1, 3, 16 and 17)               4,340.8       4,595.2
Separate account business (Notes 1, 3 and 4)            3,102.7       3,798.1
------------------------------------------------------------------------------
Total liabilities                                      57,389.1      63,628.4
------------------------------------------------------------------------------

Minority interest                                       1,895.3       1,948.9
------------------------------------------------------------------------------

Commitments and contingent liabilities
  (Notes 1, 2, 4, 9, 10, 11, 12, 14, 16,
   17, 18, 20 and 21)

Shareholders' equity (Notes 1, 2, 5,
 12 and 13):
  Preferred stock, $0.10 par value:
    Authorized - 100,000,000 shares
  Loews common stock, $1.00 par value:
    Authorized - 600,000,000 shares
    Issued and outstanding - 185,441,200
     and 191,493,300 shares                               185.4         191.5
  Carolina Group stock, $0.01 par value:
    Authorized - 600,000,000 shares
    Issued - 40,250,000 shares                             0.4
  Additional paid-in capital                           1,114.2           48.2
  Earnings retained in the business                    9,404.6        8,994.9
  Accumulated other comprehensive income                 538.3          194.7
------------------------------------------------------------------------------
                                                      11,242.9        9,429.3
Less treasury stock, at cost (340,000
 shares of Carolina Group stock)                           7.7
------------------------------------------------------------------------------
Total shareholders' equity                            11,235.2        9,429.3
------------------------------------------------------------------------------
Total liabilities and shareholders' equity          $ 70,519.6     $ 75,006.6
==============================================================================

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31                      2002         2001            2000
------------------------------------------------------------------------------
(In millions, except per share data)                 (Restated)     (Restated)

Revenues (Note 1):
Insurance premiums (Note 18)          $ 10,209.9    $  9,285.1    $  11,385.5
Investment income, net (Note 2)          1,866.9       2,103.8        2,554.6
Investment (losses) gains (Note 2)        (208.7)      1,390.4        1,020.7
Manufactured products (including
 excise taxes of $667.6, $618.1
 and $667.9)                             3,963.5       4,011.9        3,912.4
Other                                    1,663.8       1,978.4        1,810.9
------------------------------------------------------------------------------
Total                                   17,495.4      18,769.6       20,684.1
------------------------------------------------------------------------------

Expenses (Note 1):
Insurance claims and policyholders'
 benefits (Notes 9 and 18)               8,392.0      11,279.8        9,720.3
Amortization of deferred
 acquisition costs                       1,790.2       1,803.9        1,880.3
Cost of manufactured products sold
 (Note 20)                               2,226.5       2,282.9        2,289.4
Other operating expenses                 3,166.8       3,642.2        3,286.1
Restructuring and other related
 charges (Note 16)                         (36.8)        251.0
Interest                                   309.6         332.0          356.9
------------------------------------------------------------------------------
Total                                   15,848.3      19,591.8       17,533.0
------------------------------------------------------------------------------
                                         1,647.1        (822.2)       3,151.1
------------------------------------------------------------------------------
Income tax expense (benefit) (Note 11)     582.2        (176.0)       1,089.7
Minority interest                           82.3        (103.0)         217.3
------------------------------------------------------------------------------
Total                                      664.5        (279.0)       1,307.0
------------------------------------------------------------------------------
Income (loss) from continuing operations   982.6        (543.2)       1,844.1
Discontinued operations-net (Note 14)      (31.0)          9.4            4.5
Cumulative effect of changes in
 accounting principles-net (Note 1)        (39.6)        (53.3)
------------------------------------------------------------------------------
Net income (loss)                       $  912.0     $  (587.1)    $  1,848.6
==============================================================================

Net income (loss) attributable
 to (Note 5):
  Loews common stock:
    Income (loss) from continuing
     operations                         $  841.9     $  (543.2)   $  1,844.1
    Discontinued operations-net            (31.0)          9.4           4.5
    Cumulative effect of changes in
     accounting principles-net             (39.6)        (53.3)
------------------------------------------------------------------------------
  Loews common stock                       771.3     $  (587.1)      1,848.6
  Carolina Group stock                     140.7
------------------------------------------------------------------------------
  Total                                 $  912.0     $  (587.1)   $  1,848.6
==============================================================================

Income (loss) per Loews common share:
  Income (loss) from continuing
   operations                           $   4.49      $  (2.79)      $  9.28
  Discontinued operations-net              (0.17)          .05           .02
  Cumulative effect of changes in
   accounting principles-net               (0.21)        (0.27)
------------------------------------------------------------------------------
  Net income (loss)                     $   4.11      $  (3.01)      $  9.30
==============================================================================

Income per Carolina Group share         $   3.50
==============================================================================

Weighted average number of
 shares outstanding:
  Loews common stock                      187.59        195.33        198.73
  Carolina Group stock                    40.15

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                        Compre-   Loews                      Earnings  Accumulated    Common
                        hensive   Loews  Carolina Additional Retained    Other        Stock
                        Income    Common   Common  Paid-in    in the   Comprehensive  Held in
                        (Loss)    Stock    Stock   Capital   Business    Income      Treasury
------------------------------------------------------------------------------------------------
(In millions, except
 per share data)

Balance, December
 31, 1999
 -as previously
 reported                          $104.5          $  150.7   $8,705.9   $1,016.6
Prior period
 adjustment
 (Notes 1 and 23)                                               (193.9)
------------------------------------------------------------------------------------------------
Balance December
 31, 1999-restated                  104.5             150.7    8,512.0    1,016.6
Comprehensive income:
  Net income-restated   $ 1,848.6                              1,848.6
  Other comprehensive
   losses (Note 13)        (259.9)                                         (259.9)
                        ---------
  Comprehensive income  $ 1,588.7
                        =========
Dividends paid, $0.50
 per share                                                       (99.7)
Purchases of common
 stock                                                                                  $(305.7)
Retirement of treasury
 stock                               (5.9)             (8.5)    (291.3)                   305.7
Equity in certain
 transactions of
 subsidiary companies                                   2.0
------------------------------------------------------------------------------------------------
Balance, December
 31, 2000-restated                   98.6             144.2    9,969.6      756.7
Comprehensive loss:
  Net loss-restated     $  (587.1)                              (587.1)
  Other comprehensive
   losses (Note 13)        (562.0)                                         (562.0)
                        ---------
  Comprehensive losses  $(1,149.1)
                        =========
Two-for-one stock split              98.6             (98.6)
Dividends paid, $0.58
 per share                                                       (112.5)
Issuance of common
 stock                                                  0.4
Purchases of common
 stock                                                                                   (282.2)
Retirement of treasury
 stock                               (5.7)             (1.4)     (275.1)                  282.2
Equity in certain
 transactions of
 subsidiary companies                                   3.6
------------------------------------------------------------------------------------------------
Balance, December
 31, 2001-restated                  191.5              48.2     8,994.9     194.7
Comprehensive income:
  Net income            $   912.0                                 912.0
  Other comprehensive
   gains (Note 13)          343.6                                           343.6
                        ---------
  Comprehensive income  $ 1,255.6
                        =========
Dividends paid:
    Loews common stock,
     $0.60 per share                                             (112.8)
    Carolina Group stock,
     $1.34 per share                                              (53.6)
Issuance of Loews
 common stock                                            0.5
Issuance of Carolina
 Group stock (Note 1)                      $ 0.4     1,069.2
Purchases of Loews
 common stock                                                                            (343.5)
Purchases of
 Carolina Group stock                                                                      (7.7)
Retirement of Loews
 treasury stock                      (6.1)             (1.5)     (335.9)                  343.5
Equity in certain
 transactions of
 subsidiary companies                                  (2.2)
------------------------------------------------------------------------------------------------
Balance, December
 31, 2002                         $ 185.4  $ 0.4   $1,114.2   $ 9,404.6   $ 538.3   $      (7.7)
==============================================================================

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31                    2002           2001           2000
------------------------------------------------------------------------------
(In millions)                                       (Restated)     (Restated)

Operating Activities:

Net income (loss)                     $  912.0      $  (587.1)    $  1,848.6
Adjustments to reconcile net income
 (loss) to net cash provided
 (used) by operating activities:
  Loss on disposal of discontinued
   operations                             33.5
  Cumulative effect of changes in
   accounting principles                  39.6           53.3
  Investment losses (gains)              208.7       (1,390.4)      (1,020.7)
  Undistributed earnings                  28.5          (92.8)        (315.4)
  Provision for minority interest         82.3         (103.0)         217.3
  Amortization of investments           (186.6)        (316.0)        (370.5)
  Depreciation and amortization          325.6          374.7          356.6
  Provision for deferred income taxes     (7.3)          77.9          515.3
  Other non-cash items                    42.6          104.5           40.3
Changes in assets and liabilities-net:
  Reinsurance receivables               (123.2)      (4,426.1)      (1,729.2)
  Other receivables                    1,248.4          403.1           74.1
  Prepaid reinsurance premiums          (124.2)         224.6           10.7
  Deferred acquisition costs            (162.3)         (17.3)        (132.2)
  Insurance reserves and claims         (931.3)       4,615.8         (127.6)
  Reinsurance balances payable           144.5        1,341.8          717.1
  Other liabilities                      584.9           56.6         (219.4)
  Trading securities                    (305.2)         312.5         (157.5)
  Transfer of business-reinsurance                                     (41.3)
  Other-net                              (21.3)         (93.2)        (105.0)
------------------------------------------------------------------------------
                                       1,789.2          538.9         (438.8)
------------------------------------------------------------------------------

Investing Activities:

Purchases of fixed maturities        (81,739.0)     (75,150.6)     (60,838.3)
Proceeds from sales of fixed
 maturities                           78,324.8       67,877.4       58,345.0
Proceeds from maturities of fixed
 maturities                            6,220.0        3,929.7        4,222.3
Purchases of equity securities          (914.4)      (1,287.2)      (1,858.0)
Proceeds from sales of equity
 securities                            1,197.7        2,325.2        2,941.6
Purchases of property and equipment     (514.4)        (502.5)        (667.2)
Proceeds from sales of property and
 equipment                                28.2          278.4           36.1
Securities sold under agreements
 to repurchase                        (1,050.0)        (643.1)        (776.8)
Change in short-term investments      (3,381.9)       3,412.6         (687.3)
Dispositions, net of cash acquired      (177.6)
Change in other investments               74.1         (175.9)         272.2
------------------------------------------------------------------------------
                                      (1,932.5)          64.0          989.6
------------------------------------------------------------------------------

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31                        2002          2001         2000
------------------------------------------------------------------------------
(In millions)                                          (Restated)   (Restated)

Financing Activities:

Dividends paid                           $  (166.4)    $  (112.5)    $  (99.7)
Dividends paid to minority interests         (30.6)        (31.5)       (33.5)
Purchases of treasury shares                (351.2)       (282.2)      (305.7)
Purchases of treasury shares by
 subsidiaries                                (43.0)        (37.8)      (127.9)
Redemption of preferred stock by
 subsidiary                                                            (150.0)
Issuance of common stock                   1,070.1           0.4
Issuance of common stock by subsidiary                      49.2
Principal payments on long-term debt        (352.9)     (1,138.2)      (166.6)
Issuance of long-term debt                    65.0       1,000.1        476.9
Receipts credited to policyholders             0.5           1.7          4.8
Withdrawals of policyholder account
 balances                                    (44.1)        (66.0)      (137.8)
------------------------------------------------------------------------------
                                             147.4        (616.8)      (539.5)
------------------------------------------------------------------------------
Net change in cash                             4.1         (13.9)        11.3
Cash, beginning of year                      181.3         195.2        183.9
------------------------------------------------------------------------------
Cash, end of year                         $  185.4      $  181.3     $  195.2
==============================================================================

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

  Basis of presentation - Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation ("CNA"), a 90% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. ("Lorillard"), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. ("Diamond Offshore"), a 54% owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation ("Bulova"), a 97% owned subsidiary). Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

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

  Restatement for CNA's Life Settlement Contract Accounting - As a result of a routine review of CNA's periodic filings by the Division of Corporation Finance of the Securities and Exchange Commission ("SEC"), the Company has restated its financial statements. The restated financial statements reflect an adjustment to the Company's historical accounting for CNA's investment in life settlement contracts and the related revenue recognition. See Note 23 for additional information.

  Accounting changes - In 2002, the Company implemented the provisions of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives," EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" and EITF Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement characterization of sales incentives, including rebates, coupons and free products or services, offered voluntarily by a vendor without charge to the customer that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (i) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. EITF 01-14 requires a company to record the gross amount billed to its customers as revenue as opposed to a reduction of expenses. As a result, reimbursements received from customers have been reclassified from other operating expenses to other revenues. In addition, promotional expenses historically included in other operating expenses were reclassified to cost of manufactured products sold, or as reductions of revenues from manufactured products. Prior period amounts were reclassified for comparative purposes. Adoption of these provisions did not have any impact on the equity or results of operations of the Company.

  In June of 2001, the FASB issued a Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives recorded in past business combinations ceased effective January 1, 2002, upon adoption of SFAS No. 142. Net income for the year ended December 31, 2002 does not include amortization expense on goodwill. Had the Company not amortized goodwill in 2001 and 2000, pro forma net (loss) income and the related basic and diluted earnings per share amounts for Loews common stock would have been as follows:

Year Ended December 31                    2001                    2000
------------------------------------------------------------------------------
                                  Net loss   Per share   Net income  Per share
------------------------------------------------------------------------------
(In millions)

Results as reported in prior
 year - restated                 $(587.1)    $(3.01)     $1,848.6      $9.30
Adjusted for goodwill
 amortization, after tax and
 minority interest                  18.9       0.10          22.6       0.11
------------------------------------------------------------------------------
Adjusted reported results to
 include the impact of the
 non-amortization provisions of
 SFAS No. 142                    $(568.2)    $(2.91)     $1,871.2      $9.41
==============================================================================

  During the third quarter of 2002, the Company completed its initial goodwill impairment testing and recorded a $39.6 million impairment charge, as adjusted to reflect purchase accounting adjustments, net of income taxes and minority interest of $5.8 and $6.4 million, respectively. In accordance with SFAS No. 142, the impairment charge, which primarily relates to CNA's Specialty Lines and Life Operations, was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. Any impairment losses incurred after the initial application of this standard will be reported in operating results.

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

  In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company adopted the provisions of SFAS No. 146 for all disposal activities initiated after June 30, 2002. The adoption of SFAS No. 146 did not have a significant impact on the results of operations or equity of the Company.

  In November of 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN 34)." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has implemented the disclosure requirements of FIN 45 and will record the initial recognition and measurement provisions for any guarantees issued or modified subsequent to December 31, 2002.

  In the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as SFAS No. 133). The initial adoption of SFAS No. 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS No. 133 resulted in a charge to 2001 earnings of $53.3 million, net of income taxes and minority interest of $33.0 and $8.0 million, respectively, to reflect the change in accounting principle. Of this transition amount, approximately $50.5 million, net of income taxes and minority interest, related to CNA's investments and investment-related derivatives. Because CNA already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $50.5 million to shareholders' equity (accumulated other comprehensive income). The remainder of the transition adjustment is primarily attributable to collateralized debt obligation products that are classified as derivatives under SFAS No. 133. See
Note 4 for a complete discussion of the Company's adoption of these accounting pronouncements.

  Investments - Investments in securities, which are held principally by insurance subsidiaries of CNA are carried as follows:

  The Company's fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities held principally by insurance subsidiaries are classified as available-for-sale and carried at fair value. Changes in fair value are recorded as a component of other comprehensive income in shareholders' equity, net of applicable deferred income taxes and participating policyholders' and minority interest. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in investment income. Investments are written down to fair value and losses are recognized in income when a decline in value is determined to be other-than-temporary. See Note 2 for information related to the Company's impairment charges.

  For asset-backed securities included in fixed maturity securities, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in investment income.

  Securities in the parent company's investment portfolio that are not part of its cash management activities are classified as trading securities in order to reflect the Company's investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the Consolidated Statements of Operations.

  Short-term investments consist primarily of U.S. government securities, money market funds and commercial paper. These investments are generally carried at fair value, which approximates amortized cost.

  All securities transactions are recorded on the trade date. The cost of securities sold is generally determined by the identified certificate method. Investments are written down to estimated fair values, and losses are charged to income when a decline in value is considered to be other-than-temporary.

  Other invested assets include investments in limited partnerships and certain derivative securities. The Company's limited partnership investments are recorded at fair value typically reflecting a reporting lag of up to three months, with changes in fair value reported in investment income. Fair value of the Company's limited partnership investments represents the Company's equity in the partnership's net assets as determined by the general partner. The carrying value of the Company's limited partnership investments was $1,157.6 and $1,307.0 million as of December 31, 2002 and 2001, respectively.

  Limited partnerships are a relatively small portion of the Company's overall investment portfolio. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. The Company is a passive investor in such partnerships and does not have influence over the partnership management, who are committed to operate them according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships.

  Investments in derivative securities are carried at fair value with changes in fair value reported as a component of realized gains or losses or other comprehensive income, depending on their hedge designation. Changes in the fair value of derivatives securities which are not designated as hedges, are reported as a component of investment gains or losses in the Consolidated Statements of Operations.

  Derivative financial investments - A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment, and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards and commitments to purchase securities and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument and accounted for in accordance with SFAS No. 133 when the embedded derivative is not clearly and closely related to the host instrument. In addition, non-investment instruments, including certain types of insurance contracts, mainly Collateralized Debt Obligation liabilities ("CDOs") and synthetic guaranteed investment contracts ("synthetic GICs") that have historically not been considered derivatives, may be derivatives or contain embedded derivatives under SFAS No. 133.

  CDOs represent a credit enhancement product that is typically structured in the form of a swap. CNA has determined that this product is a derivative under SFAS No. 133. Changes in the estimated fair value of CDOs, like other derivative financial instruments with no hedge designation, are recorded in realized gains or losses as appropriate. CNA did not incur any default losses in 2002. CNA incurred approximately $25.0 and $13.0 million of default losses on these products for the years ended December 31, 2001 and 2000, respectively. CNA is no longer writing this product.

  In the normal course of business, CNA, through Group Operations, markets synthetic GICs to institutional customers. These contracts are accounted for as derivative financial instruments. Synthetic GICs are guaranteed investment contracts that simulate the performance of a traditional GIC through the use of financial instruments. A key difference between a synthetic GIC and a traditional GIC is that the contract owner owns the financial instruments underlying the synthetic GIC; whereas, the contract owner owns only the contract itself with a traditional GIC. CNA mitigates its exposure under these contracts by maintaining the ability to reset the crediting rate on a monthly/quarterly basis. This rate reset effectively passes any cash flow volatility and asset underperformance back to the contract owner.

  SFAS No. 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The Company's derivatives are reported as other invested assets, with the exception of CDOs and synthetic GICs which are reported as other assets and/or other liabilities. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and reported together with the host contract. If certain criteria are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the nature of any hedge designation thereon. The Company's accounting for changes in the fair value of derivative instruments is as follows:


Nature of Hedge Designation    Derivative's Change in Fair Value Reflected in:
------------------------------------------------------------------------------

No hedge designation           Realized investment gains (losses).
Fair value                     Realized investment gains (losses), along with
                               the change in fair value of the hedged asset or
                               liability.
Cash flow                      Other comprehensive income (loss), with
                               subsequent reclassification to earnings when
                               the hedged transaction,asset or liability
                               impacts earnings.
Foreign currency               Consistent with fair value or cash flow above,
                               depending on the nature of the hedging
                               relationship.


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

  Cash collateral received on these transactions is invested in short-term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities or letters of credit, received by the Company are not reflected as assets of the Company as there exists no right to sell or repledge the collateral. The fair value of collateral held and included in short-term investments was $544.0 and $1,591.5 million at December 31, 2002 and 2001; The fair value of non-cash collateral was $777.0 and $413.0 million at December 31, 2002 and 2001.

  Insurance Operations - Insurance premiums - Insurance premiums on property and casualty, and accident and health insurance contracts are recognized in proportion to the underlying risk insured which principally is earned ratably over the duration of the policies after deductions for ceded insurance premiums. The reserve for unearned premium on these contracts represents the portion of premiums written relating to the unexpired terms of coverage.

  Property and casualty contracts that are retrospectively rated contain contract provisions that result in an adjustment to the initial policy premium depending on the contract provisions and loss experience of the insured during the experience period. For such contracts, CNA estimates the amount of ultimate premiums that CNA may earn upon completion of the experience period and recognizes either an asset or a liability for the difference between the initial policy premium and the estimated ultimate premium. CNA adjusts such estimated ultimate premium amounts during the course of the experience period based on actual results to date. The resulting adjustment is recorded as either a reduction of or an increase to the earned premium for the period.

  Revenues on interest sensitive contracts are comprised of contract charges and fees, which are recognized over the coverage period. Premiums for other life insurance products and annuities are recognized as revenue when due, after deductions for ceded insurance premiums.

  Claim and claim adjustment expense reserves - Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with environmental pollution and mass tort and asbestos ("APMT"), workers compensation lifetime claims and accident and health disability claims, are not discounted and are based on (i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations,
(ii) estimates of incurred but not reported losses, ("IBNR"), (iii) estimates of losses on assumed reinsurance, (iv) estimates of future expenses to be incurred in the settlement of claims, and (v) estimates of salvage and subrogation recoveries. Management considers current conditions and trends as well as past CNA and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Insurance and reinsurance receivables are reported as assets in the Consolidated Balance Sheets.

  Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CNA's life insurance subsidiary for which the related annuity obligations are recorded in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 6.0% to 7.5%. At December 31, 2002 and 2001, the discounted reserves for unfunded structured settlements were $884.0 and $887.0 million (net of discounts of $1,466.0 and $1,478.0 million).

  Workers compensation lifetime claim reserves and accident and health disability claim reserves are calculated using mortality and morbidity assumptions based on CNA's and industry experience, and are discounted at interest rates allowed by insurance regulators that range from 3.5% to 6.5%. At December 31, 2002 and 2001, such discounted reserves totaled $2,537.0 and $2,384.0 million (net of discounts of $974.0 and $978.0 million).

  Future policy benefits reserves - Reserves for traditional life insurance products (whole and term life products) and long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration and include a margin for adverse deviation. Interest rates range from 2.3% to 9.8%, and mortality, morbidity and withdrawal assumptions are based on CNA and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Reserves for interest sensitive contracts are equal to the account balances that accrue to the benefit of the policyholders. Interest crediting rates ranged from 4.4% to 6.5% for the three years ended December 31, 2002.

  Policyholders' funds reserves - Policyholders' funds reserves include reserves for universal life insurance contracts and investment contracts without life contingencies. The liability for policy benefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate CNA for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

  Guaranty fund and other insurance-related assessments - Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2002 and 2001, the liability balance was $63.0 and $94.0 million. As of December 31, 2002 and 2001, included in other assets were $32.0 and $24.0 million of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based on future premium collections or policy surcharges from policies in-force.

  Reinsurance - Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as a receivable in the Consolidated Balance Sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions.

  Reinsurance contracts that do not meet the criteria for risk transfer are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. CNA primarily records these deposits as either reinsurance receivables or other assets for ceded recoverables and reinsurance balances payable or other liabilities for assumed liabilities.
At December 31, 2002 and 2001, CNA had approximately $618.0 and $693.0 million recorded as deposit assets and $569.0 and $511.0 million recorded as deposit liabilities.

  Income on reinsurance contracts accounted for under the deposit method is recognized using a constant effective yield based on the anticipated timing of payments and the remaining life of the contract. When the estimate of timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract. This adjustment is reflected in other revenue or other operating expense as appropriate.

  Participating insurance - Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws. When limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholders' share of net income on those contracts that cannot be distributed is excluded from stockholders' equity by a charge to operations and the establishment of a corresponding liability.

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

  The excess of first year commissions over renewal commissions, and other first year costs of acquiring life insurance business such as agency and policy issuance expenses, that vary with and are related primarily to the production of new and renewal business, have been deferred and are amortized with interest over the expected life of the related contracts. The excess of first year ceded expense allowances over renewal ceded expense allowances reduces applicable unamoritzed deferred acquisition costs.

  Deferred acquisition costs related to non-participating traditional life insurance and accident and health insurance are being amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefits reserves for such contracts. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts.

Deviations from estimated experience are included in operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

  For universal life and cash value annuity contracts, the amortization of deferred acquisition costs is recorded in proportion to the present value of estimated gross margins or profits. The gross margins or profits result from actual earned interest minus actual credited interest, actual costs of insurance ("mortality") charges minus expected mortality, actual expense charges minus expected maintenance expenses and surrender charges. Amortization interest rates are based on rates in effect at the inception or acquisition of the contracts or the latest revised rate applied to the remaining benefit period, according to product line. Actual gross margins or profits can vary from CNA's estimates resulting in increases or decreases in the rate of amortization. When appropriate, CNA revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is re-estimated and adjusted through current operations. To the extent that unrealized gains or losses on available-for-sale securities would result in an adjustment of deferred acquisition costs had they actually been realized, an adjustment is recorded to deferred acquisition costs and to unrealized investment gains or losses.

  Deferred acquisition costs are recorded net of ceding commissions and other ceded acquisition costs. CNA evaluates deferred acquisition costs for recoverability; adjustments, if necessary, are recorded in current operations.

  Investments in life settlement contracts and related revenue recognition - CNA has purchased investments in life settlement contracts. Under a life settlement contract, CNA obtains the rights of being the owner and beneficiary to an underlying life insurance policy. The carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy in accordance with FASB Technical Bulletin ("FTB") 85-4, "Accounting for Purchases of Life Insurance". Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, are expensed immediately. Periodic maintenance costs, such as premiums necessary to keep the underlying policy in-force are expensed as incurred and included in other operating expenses. Revenue is recognized and included in other revenue in the Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures.

  Separate account business - CNA's life insurance subsidiaries, Continental Assurance Company ("CAC") and Valley Forge Life Insurance Company ("VFL"), write investment and annuity contracts. The supporting assets and liabilities of certain of these contracts are legally segregated and reported as assets and liabilities of separate account business. CAC and VFL guarantee principal and a specified return to the contract holders on approximately 58% and 53% of the separate account business at December 31, 2002 and 2001, respectively. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values.

  During July of 2002, CNA entered into an agreement, whereby The Phoenix Companies, Inc. ("Phoenix") acquired the variable life and annuity business of VFL through a coinsurance arrangement, with modified coinsurance on the separate accounts. See Note 14 for further details of this agreement.

  Statutory accounting practices (unaudited) - CNA's insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by their respective jurisdiction's insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. CNA's insurance subsidiaries follow one significant permitted accounting practice at December 31, 2002, related to discounting of certain non-tabular workers compensation claims. The impact of the permitted practice was to increase statutory surplus by approximately $24.0 and $47.0 million at December 31, 2002 and 2001, respectively. This practice was followed by an acquired company, and CNA received permission to eliminate the effect of the permitted practice over a ten-year period, which ends in 2003.

  In 2001, CCC filed for approval with the Illinois Department of Insurance (the "Department") the affiliated promissory note between CCC and Viaticus, Inc., a wholly owned subsidiary of CNA. Review of this note was still ongoing by the Department at December 31, 2001, so the Department granted a permitted practice that expired on June 30, 2002 to carry this note at a value of approximately $449.0 million as of December 31, 2001. The par value of this note at December 31, 2001 was approximately $464.0 million. The Department approved the note and the valuation basis in 2002.

  CNA's domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formulas for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, that are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formulas. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2002 and 2001, all of CNA's domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

  Statutory capital and surplus - Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by the regulations and statutes of various insurance regulators, for the property and casualty and the life and group insurance subsidiaries, were as follows:


                 Statutory Capital and Surplus     Statutory Net Income (Loss)
                 -------------------------------------------------------------
                              December 31            Year Ended December 31
                 -------------------------------------------------------------
Unaudited                2002           2001       2002       2001       2000
------------------------------------------------------------------------------
(In millions)

Property and
 casualty companies* $6,836.0       $6,241.0     $731.0  $(1,650.0) $ 1,067.0
Life insurance
 companies            1,645.0        1,752.0       37.0       56.0      (47.0)
------------------------------------------------------------------------------

*Surplus includes the property and casualty companies' equity ownership of the life and group insurance subsidiaries.

  At December 31, 2002 and 2001, CNA maintained statutory deposits of cash and securities, with carrying values of approximately $1.8 and $2.0 billion, respectively, under requirements of regulatory authorities.

  Cash and securities with carrying values of approximately $37.0 and $30.0 million were deposited with financial institutions as collateral for letters of credit at December 31, 2002 and 2001 (see Note 21).

  During July of 2002, CNA entered into an agreement, whereby Phoenix acquired the variable life and annuity business of VFL through a coinsurance arrangement, with modified coinsurance on the separate accounts. Securities with carrying values of approximately $479.0 million continue to be held by CNA and are reported in separate account business in the asset section of the Consolidated Balance Sheet at December 31, 2002. See Note 14 for further details of this agreement.

  Tobacco product inventories - These inventories, aggregating $262.6 and $285.7 million at December 31, 2002 and 2001, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method and primarily consist of leaf tobacco. If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $194.6 and $210.2 million higher at December 31, 2002 and 2001, respectively.

  Watch and clock inventories - These inventories, aggregating $67.3 and $48.9 million at December 31, 2002 and 2001, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

  Goodwill and other intangible assets - Goodwill and other intangible assets with indefinite lives are tested for impairment. Goodwill represents the excess of purchase price over fair value of net assets of acquired entities. Impairment losses, if any, are included in the Consolidated Statements of Operations.

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

  The principal service lives used in computing provisions for depreciation are as follows:


                                                                   Years
                                                                 --------
Buildings and building equipment                                       40
Building fixtures                                                10 to 20
Offshore drilling equipment                                      10 to 25
Machinery and equipment                                           5 to 12
Hotel equipment                                                   4 to 12

  Impairment of long-lived assets - The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and intangibles with finite lives, under certain circumstances, are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

  Stock option plans - The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense is recognized when the exercise prices of options equals the fair value (market price) of the underlying stock on the date of grant.

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's Consolidated Statements of Operations, in accordance with APB No. 25. Several of the Company's subsidiaries also maintain their own stock option plans. The pro forma effect of applying SFAS No. 123 includes the Company's share of expense related to its subsidiaries' plans as well. The Company's pro forma net income (loss) and the related basic and diluted income (loss) per Loews common and Carolina Group shares would have been as follows:


Year Ended December 31                            2002       2001        2000
------------------------------------------------------------------------------
                                                        (Restated)  (Restated)

Net income (loss):

Loews common stock:
 Net income as reported                         $771.3    $(587.1)   $1,848.6
 Deduct: Total stock-based employee
  compensation expense determined
  under the fair value based method, net          (3.8)      (2.4)       (1.5)
------------------------------------------------------------------------------
Pro forma net income (loss)                     $767.5    $(589.5)   $1,847.1
==============================================================================

Carolina Group stock:
 Net income as reported                         $140.7
 Deduct: Total stock-based employee
  compensation expense determined
  under the fair value based method, net          (0.1)
------------------------------------------------------------------------------
Pro forma net income                            $140.6
==============================================================================

Net income (loss) per share:

Loews common stock:
 As reported                                    $ 4.11    $ (3.01)   $   9.30
 Pro forma                                        4.09      (3.02)       9.29
Carolina Group stock:
 As reported                                      3.50
 Pro forma                                        3.50


  Supplementary cash flow information - Cash payments made for interest on long-term debt, including capitalized interest and commitment fees, amounted to approximately $338.5, $312.3 and $361.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash payments (received) made for federal, foreign, state and local income taxes, net of refunds, amounted to approximately $(168.0), $420.7 and $227.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  Accounting pronouncements - In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. Adoption of these provisions will not have a material impact on the equity or results of operations of the Company.

  In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes the accounting for stock-based employee compensation. The statement also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. Finally, this Statement amends APB No. 28, "Interim Financial Reporting," to require disclosure of those effects in interim financial information. The disclosure and transition requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The amendment to APB No. 28 is required to be adopted for interim periods ending after December 15, 2002. The Company has not changed its accounting policies related to stock-based compensation.

  In January of 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to interest obtained after that date to an interim reporting period beginning after June 15, 2003. The Company is currently evaluating the impact FIN 46 may have on its consolidated financial statements.

  Reclassifications - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2002.

Note 2. Investments


Year Ended December 31                          2002        2001         2000
------------------------------------------------------------------------------
(In millions)

Investment income consisted of:

Fixed maturity securities                   $1,894.1    $1,849.0     $1,770.7
Short-term investments                         126.7       292.3        424.4
Limited partnerships                           (33.9)       47.3        293.0
Equity securities                               71.0        39.5         53.1
Interest expense on funds withheld and
 other deposits                               (239.6)     (241.4)       (86.9)
Other                                          120.1       184.6        167.5
------------------------------------------------------------------------------
Total investment income                      1,938.4     2,171.3      2,621.8
Investment expenses                            (71.5)      (67.5)       (67.2)
------------------------------------------------------------------------------
Investment income-net                       $1,866.9    $2,103.8     $2,554.6
==============================================================================


Year Ended December 31                           2002         2001       2000
------------------------------------------------------------------------------
(In millions)


Investment (losses) gains are as follows:

Trading securities:
 Derivative instruments                       $ (14.1)    $   18.2   $ (135.9)
 Equity securities, including short
 positions                                      (41.2)        62.7      131.2
-----------------------------------------------------------------------------
                                                (55.3)        80.9       (4.7)
Other than trading:
 Fixed maturities                               (71.0)       348.5     (113.1)
 Equity securities (a)                         (152.8)     1,101.4    1,109.9
Short-term investments                           85.0         26.5       (2.4)
Other, including guaranteed separate
 account business (b)                           (14.6)      (166.9)      31.0
------------------------------------------------------------------------------
Investment (losses) gains                      (208.7)     1,390.4    1,020.7
Income tax benefit (expense)                     87.2       (490.4)    (356.0)
Minority interest                                 4.8       (110.1)     (87.9)
------------------------------------------------------------------------------
Investment (losses) gains-net                 $(116.7)    $  789.9   $  576.8
==============================================================================


(a) Includes gains on sales of Global Crossing Ltd. ("Global Crossing") common stock of $962.0 and $484.9 for the years ended December 31, 2001 and 2000, respectively. In March of 2000, the Company entered into a hedge arrangement related to its Global Crossing stock. The unrealized appreciation of the stock that was preserved by the hedge was reflected as an unrealized gain in accumulated other comprehensive income at December 31, 2000. The hedge agreements were closed out in 2001 resulting in the realized gain of $962.0.
(b) Includes losses of pretax $136.6 (after tax and minority interest) related to the planned disposition of certain subsidiary operations, principally the U.K. subsidiaries of CNA Re, for the year ended December 31, 2001.

The amortized cost and market values of securities are as follows:


                                                 Unrealized
                                Amortized     -----------------       Fair
December 31, 2002                 Cost        Gains    Losses         Value
------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
 U.S. government and
 obligations of government
 agencies                      $ 2,379.5      $  125.6   $  4.1      $ 2,501.0
 Asset-backed securities         7,887.8         336.0     16.2        8,207.6
 States, municipalities and
  political subdivisions-
  tax exempt                     4,965.8         151.5     42.9        5,074.4
 Corporate                       7,591.8         488.0    344.5        7,735.3
 Other debt                      3,799.9         284.0    237.3        3,846.6
Redeemable preferred stocks         64.0           4.9      0.1           68.8
------------------------------------------------------------------------------
Total fixed maturities
 available for sale             26,688.8       1,390.0    645.1       27,433.7
------------------------------------------------------------------------------
Equity Securities:
 Equity securities available
  for sale                         519.1         169.1     22.1          666.1
 Equity securities, trading
  portfolio                        483.7          38.2     67.5          454.4
------------------------------------------------------------------------------
Total equity securities          1,002.8         207.3     89.6        1,120.5
------------------------------------------------------------------------------
Short-term investments
 available for sale             10,163.1           1.1      2.5       10,161.7
------------------------------------------------------------------------------
                               $37,854.7      $1,598.4   $737.2      $38,715.9
==============================================================================


                                                  Unrealized
                                  Amortized   -------------------      Fair
December 31, 2001                   Cost       Gains     Losses        Value
------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
 U.S. government and obligations
  of government agencies         $ 7,005.4    $  113.7     $ 41.5     $7,077.6
 Asset-backed securities           7,602.9       139.1       18.9      7,723.1
 States, municipalities and
  political subdivisions-tax
  exempt                           2,748.4        19.1       47.5      2,720.0
 Corporate                         9,741.4       277.4      259.4      9,759.4
 Other debt                        3,857.9       172.1      167.1      3,862.9
 Redeemable preferred stocks          48.1         0.6        0.7         48.0
------------------------------------------------------------------------------
Total fixed maturities available
 for sale                         31,004.1       722.0      535.1     31,191.0
------------------------------------------------------------------------------
Equity securities:
 Equity securities available for
  sale                             1,168.0       343.8      173.3      1,338.5
 Equity securities, trading
  portfolio                          289.3        44.0       25.8        307.5
------------------------------------------------------------------------------
Total equity securities            1,457.3       387.8      199.1      1,646.0
------------------------------------------------------------------------------
Short-term investments available
 for sale                          6,753.3         1.3       19.8      6,734.8
------------------------------------------------------------------------------
                                 $39,214.7    $1,111.1     $754.0    $39,571.8
==============================================================================

  The amortized cost and market value of fixed maturities are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.


                                                       Amortized       Fair
December 31, 2002                                        Cost          Value
------------------------------------------------------------------------------
(In millions)

Due in one year or less                               $   244.9      $   238.3
Due after one year through five years                   2,880.6        2,896.5
Due after five years through ten years                  5,355.8        5,444.6
Due after ten years                                    10,319.7       10,646.7
Asset-backed securities                                 7,887.8        8,207.6
------------------------------------------------------------------------------
                                                      $26,688.8      $27,433.7
==============================================================================

  The carrying value of fixed maturity investments that did not produce income was $90.2 and $186.0 million at December 31, 2002 and 2001. At December 31, 2002 and 2001, no investments other than investments in U.S. government agency securities, exceeded 10% of shareholders' equity.

  Investment gains of $1,677.8, $2,379.6 and $1,825.6 million and losses of $1,766.4, $903.2 and $831.2 million were realized on securities available for sale for the years ended December 31, 2002, 2001 and 2000, respectively. Investment gains (losses) also include $18.2 million of net unrealized gains in 2001, and $29.3 and $16.5 million of net unrealized losses in 2002 and 2000 on equity securities in the Company's trading portfolio.

  Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on the Company's results of operations or equity.

  A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or credit and tax considerations. This activity will produce realized gains and losses.

  CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. CNA follows a consistent and systematic process for impairing securities that sustain other-than-temporary declines in value. CNA has established a committee responsible for the impairment process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by CNA's Chief Financial Officer. The Impairment Committee is responsible for analyzing watch list securities on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of impairment indicators including, but not limited to, a significant adverse change in the financial condition and near term prospects of the investment or a significant adverse change in legal factors, the business climate or credit ratings.

  When a security is placed on the watch list, it is monitored for further market value changes and additional news related to the issuer's financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

  The decision to impair a security incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the market value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

  The Impairment Committee's decision to impair a security is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all of the factors considered. For securities that are impaired, the security is written down to fair value and the resulting losses are recognized in investment gains (losses) in the Consolidated Statement of Operations.

  Realized investment losses included $890.0, $129.0 and $72.0 million of pretax impairment losses for the years ended December 31, 2002, 2001 and 2000. The impairments recorded in 2002 were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy.

Note 3. Fair Value of Financial Instruments


December 31                            2002                     2001
------------------------------------------------------------------------------
                               Carrying   Estimated     Carrying   Estimated
                                Amount    Fair Value     Amount    Fair Value
------------------------------------------------------------------------------
(In millions)

Financial assets:
  Other investments            $  255.0   $  251.0      $  273.0     $  265.0
  Separate account business:
   Fixed maturities securities  2,014.0    2,014.0       2,347.0      2,347.0
   Equity securities              118.0      118.0         161.0        161.0
   Other                          387.0      387.0         534.0        534.0

Financial liabilities:
  Premium deposits and
   annuity contracts            1,285.0    1,233.0       1,465.0      1,395.0
  Long-term debt                5,616.0    5,558.0       5,882.0      5,399.0
  Collateralized debt
   obligation                      14.0       14.0          38.0         38.0
  Financial guarantee contracts    56.0       55.0          98.0         96.0
Separate account business:
  Guaranteed investment
   contracts                      276.0      296.0         469.0        492.0
Variable separate accounts        779.0      779.0       1,146.0      1,146.0
Other                             673.0      673.0         622.0        622.0
------------------------------------------------------------------------------

  In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by management's assumptions, including discount rates and estimates of future cash flows. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The amounts reported in the Consolidated Balance Sheets for fixed maturities securities, equity securities, derivative instruments, short-term investments and securities sold under agreements to repurchase are at fair value. As such, these financial instruments are not shown in the table above. See Note 4 for the fair value of derivative instruments. Since the disclosure excludes certain financial instruments and nonfinancial instruments such as real estate, life settlement contracts and insurance reserves, the aggregate fair value amounts cannot be summed to determine the underlying economic value of the Company.

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

  Other investments consist of mortgage loans and notes receivable, policy loans, investments in limited partnerships and various miscellaneous assets. Valuation techniques to determine fair value of limited partnership investments, other investments and other separate account assets consisted of discounting cash flows, obtaining quoted market prices of the investments and comparing the investments to similar instruments or to the comparable underlying assets of the investments.

  Premium deposits and annuity contracts were valued based on cash surrender values and the outstanding fund balances.

  The fair values of CDOs were determined largely based on management's estimates using default probabilities of the debt securities underlying the contract, which were obtained from a rating agency, the term of each contract, and actual default losses recorded on the contracts.

  The fair value of the liability for financial guarantee contracts was estimated using discounted cash flows utilizing interest rates currently being offered for similar contracts.

  The fair value of guaranteed investment contracts of the separate accounts business was estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with similar maturities. The fair value of the liabilities for variable separate account business was based on the quoted market values of the underlying assets of each variable separate account. The fair value of other separate account business liabilities approximates carrying value because of their short-term nature.

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

Note 4.  Derivative Financial Instruments

  The Company invests in certain derivative instruments for a number of purposes, including: (i) asset and liability management activities, (ii) income enhancements for its portfolio management strategy, and (iii) benefit from anticipated future movements in the underlying markets. If such movements do not occur as anticipated, then significant losses may occur.

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

  CNA invests in derivative financial instruments in the normal course of business, primarily to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). CNA's principal objective under such market risk strategies is to achieve the desired reduction in economic risk, even if the position will not receive hedge accounting treatment. CNA also uses derivatives for purposes of income enhancement, primarily via the sale of covered call options.

  CNA's use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which it is subject, and by its own derivative policy. The derivative policy limits authorization to initiate derivative transactions to certain personnel. The policy generally prohibits the use of derivatives with a maturity greater than 18 months, unless the derivative is matched with assets or liabilities having a longer maturity. The policy prohibits the use of derivatives containing greater than one-to-one leverage with respect to changes in the underlying price, rate or index. The policy also prohibits the use of borrowed funds, including funds obtained through repurchase transactions, to engage in derivative transactions.

  Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the gross fair value of the asset related to the instruments recognized in the Consolidated Balance Sheets. The Company mitigates the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counter-parties. The Company generally requires collateral from its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

  The Company has exposure to economic losses due to interest rate risk arising from changes in the level of or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management, which includes rebalancing its existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards, and commitments to purchase securities. These instruments are generally used to lock interest rates or unrealized gains, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments, variable rate debt and life insurance liabilities. The Company has used these types of instruments as hedges against specific assets or liabilities on an infrequent basis.

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

  The Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor's ability to make timely principal and/or interest payments. The Company attempts to mitigate this risk by limiting credit concentrations, practicing diversification, and frequently monitoring the credit quality of issuers and counterparties. In addition, the Company may utilize credit derivatives such as credit default swaps to modify the credit risk inherent in certain investments. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company infrequently designates these types of instruments as hedges against specific assets.

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

  The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments. Interest rates, equity prices, foreign currency exchange rates and commodity prices affect the fair value of derivatives. The fair values generally represent the estimated amounts that the Company would expect to receive or pay upon termination of the contracts at the reporting date. Dealer quotes are available for substantially all of the Company's derivatives. For derivative instruments not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle or quoted market prices of comparable instruments.

                                                      Contractual/      Fair Value    Recognized
                                                        Notional          Asset         (Loss)
December 31, 2002                                        Value         (Liability)       Gain
------------------------------------------------------------------------------------------------
(In millions)

Equity markets:
 Options - purchased                                    $  126.8         $ 23.9          $  4.1
         - written                                         197.8          (19.2)            1.7
 Index futures - long                                                                      (3.8)
               - short                                       0.4                            0.6
 Equity warrants                                            10.4            7.6            (1.2)
 Options embedded in convertible
  debt securities                                          842.8          130.5           (38.2)
 Separate accounts - options purchased                      33.3            0.1            (3.3)
                   - options written                        50.6           (0.7)            2.4
                   - equity index
                      futures - long                       614.0                         (187.2)
                   - euro dollar
                      futures                               10.9                            0.1
Currency forwards - long                                                                   27.7
                  - short                                    9.0           (0.2)          (22.0)
Interest rate risk:
 Commitments to purchase government
  and municipal securities                               1,289.0           13.6            (1.0)
 Interest rate swaps                                     1,148.8          (10.7)          (13.5)
 Interest rate caps                                        500.0            0.4            (0.4)
 Collateralized debt obligation
  liabilities                                              126.0          (14.0)           (6.0)
 Synthetic guaranteed investment
  contracts                                                481.0
 Options on government securities
  - short                                                                                   3.6
 Futures - long                                            898.5                           25.5
         - short                                           652.9                          (76.3)
 Separate accounts - commitments to
  purchase government and municipal
  securities                                                11.0            0.7             0.7
                   - futures - short                        10.1                           (1.0)
Gold options - purchased                                   125.5            0.6            (8.2)
             - written                                     243.2           (0.7)            5.9
Other                                                        3.0                           (3.1)
------------------------------------------------------------------------------------------------
Total                                                   $7,385.0         $131.9        $ (292.9)
================================================================================================

                                                      Contractual/      Fair Value    Recognized
                                                        Notional          Asset         (Loss)
December 31, 2001                                         Value        (Liability)       Gain
------------------------------------------------------------------------------------------------
(In millions)

Equity markets:
 Options - purchased                                      $  145.5         $ 17.8        $126.8
         - written                                           161.1           (7.8)         24.4
 Index futures - long                                          7.8                         (0.6)
 Equity warrants                                              14.8            0.7          (2.6)
 Options embedded in convertible
  debt securities                                            803.0          188.7           9.9
 Separate accounts - options
  purchased                                                   65.4            1.0          (1.3)
                   - options written                          69.6           (0.2)          2.4
                   - equity index
                      futures - long                         867.6                       (157.3)
                   - euro dollar
                      futures                                 16.2                          0.1
Currency forwards - long                                                                   (9.5)
                  - short                                    182.7           (1.5)         (5.2)
Interest rate risk:
 Commitments to purchase government
  and municipal securities                                   193.0           14.0          16.0
 Interest rate swaps                                         600.1            0.7           0.7
 Interest rate caps                                          500.0            1.6           1.5
 Collateralized debt obligation
  liabilities                                                170.0          (38.0)          5.0
 Synthetic guaranteed investment
  contracts                                                  789.0
 Options on government securities
  - short                                                    255.0           (2.5)         12.2
 Futures           - long                                    947.2                         11.1
                   - short                                   217.0                        (19.0)
 Separate accounts - commitments to
  purchase government and municipal
  securities                                                  17.0           (0.5)         (1.8)
                   - futures - short                           9.8                         (1.0)
 Gold options - purchased                                    122.3            2.6          (0.9)
              - written                                       73.5           (0.4)          2.3
Other                                                          4.4                          0.1
------------------------------------------------------------------------------------------------
Total                                                     $6,232.0         $176.2         $13.3
================================================================================================

                                                      Contractual/      Fair Value    Recognized
                                                        Notional          Asset         (Loss)
December 31, 2000                                         Value        (Liability)       Gain
------------------------------------------------------------------------------------------------
(In millions)

Equity markets:
 Options - purchased - Global
  Crossing                                                $1,000.0         $664.0
                     - other                                 173.0           23.7       $(166.3)
         - written - Global Crossing                       1,256.0           (1.0)
                   - other                                   269.6          (17.5)         39.8
 Index futures - long                                                                      (2.7)
               - short                                         2.3                          0.8
 Equity warrants                                              10.0(a)         4.0
 Options embedded in convertible debt
  securities                                                 845.0(a)       231.0
 Separate accounts - options purchased                       110.0            0.3          (2.0)
                   - options written                         118.0           (1.0)          4.0
                   - equity index futures
                      - long                                 996.0                       (172.0)
Interest rate risk:
 Commitments to purchase government and
  municipal securities                                                                      5.0
 Interest rate swaps                                          50.0           (1.4)         12.0
 Interest rate caps                                          500.0            1.0          (3.0)
 Collateralized debt obligation
  liabilities                                                170.0(a)       (18.0)
 Futures - long                                              229.0                          7.9
         - short                                             806.2                        (25.8)
 Foreign currency forwards                                    13.0                         44.3
 Separate accounts - commitments to
  purchase government and municipal
  securities                                                 111.0            1.0           4.0
                   - futures - short                          76.0                         (4.0)
Commodities:
 Oil:
  Swaps                                                                                    (2.1)
  Options                                                                                   2.8
 Gold Options - purchased                                    232.5           11.8           2.4
              - written                                                                    (5.2)
Other                                                          3.6                          1.9
------------------------------------------------------------------------------------------------
Total                                                     $6,971.2         $897.9       $(258.2)
================================================================================================

(a) As of January 1, 2001

  Options embedded in convertible debt securities are classified as fixed maturity securities in the Consolidated Balance Sheets, consistent with the host instruments.

Fair Value Hedges

  As of the adoption date of SFAS No. 133, CNA's collar position related to its investment in Global Crossing common stock was the only derivative position that had been designated as a hedge for accounting purposes. In March of 2000, the Company entered into a hedge arrangement related to its Global Crossing stock. The unrealized appreciation on the stock that was preserved by the hedge was reflected as an unrealized gain in accumulated other comprehensive income at December 31, 2000. The hedge agreements were closed out in 2001 resulting in the recognition of a realized gain of $962.0 million.

  The effectiveness of this hedge was measured based on changes in the intrinsic value of the collar in relation to changes in the fair value of Global Crossing common stock. Changes in the time value component of the collar's fair value were excluded from the hedge designation and measurement of effectiveness. Up to the date of the sale, the Global Crossing hedge was 100% effective. The change in the time value component of the collar was a pretax gain of $33.0 million for the year ended December 31, 2001, and has been recorded as a realized investment gain in the Consolidated Statements of Operations.

  CNA's other hedging activities primarily involve hedging risk exposures to interest rate and foreign currency risks. The ineffective portion of the fair value hedges resulted in a realized loss of approximately $4.0 and $0.6 million for the years ended December 31, 2002 and 2001.

  The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $205.0 and $183.7 million with fair value liabilities of $200.7 and $193.4 million at December 31, 2002 and 2001, respectively. These positions are marked to market and investment gains or losses are included in the Consolidated Statements of Operations.

Note 5. Earnings Per Share

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income (loss) attributable to each class of common stock by the weighted average number of common shares of each class of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2002, 2001 and 2000, income (loss) per common share assuming dilution is the same as basic income (loss) per share because the impact of securities that could potentially dilute basic income (loss) per common share was insignificant or antidilutive for the periods presented.

  Options to purchase 0.29 and 0.02 million shares of Loews common stock were outstanding at December 31, 2002 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Had the Company recognized net income in 2001, incremental shares attributable to the assumed exercise of outstanding options would have increased diluted shares outstanding by 0.10 million shares. Options to purchase 0.18 million shares of Carolina Group stock were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

  The attribution of income to each class of common stock in millions of dollars, for the year ended December 31, 2002, was as follows:

<CAPATION>

Loews common stock:

 Consolidated net income                                               $912.0
 Less income attributable to Carolina Group stock                       140.7
------------------------------------------------------------------------------
   Income attributable to Loews common stock                           $771.3
==============================================================================
Carolina Group stock:

 Carolina Group net income                                             $681.5
 Less net income for January 2002                                        73.1
------------------------------------------------------------------------------
 Income available to Carolina Group stock                               608.4
 Weighted average economic interest of the Carolina Group stock         23.12%
------------------------------------------------------------------------------
   Income attributable to Carolina Group stock                         $140.7
=============================================================================

Note 6. Loews and Carolina Group Consolidating Condensed Financial Information

  On February 6, 2002, the Company sold 40,250,000 shares of a new class of its common stock, referred to as Carolina Group stock, for net proceeds of $1.1 billion. This stock is designed to track the performance of the Carolina Group, which consists of: the Company's ownership interest in Lorillard; notional, intergroup debt owed by the Carolina Group to the Loews Group ($2.4 billion outstanding at December 31, 2002), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; any and all liabilities, costs and expenses of the Company and Lorillard arising out of the past, present or future business of Lorillard, and all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

  The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. During the year ended December 31, 2002, the Company purchased, for the account of the Carolina Group, 340,000 shares of Carolina Group stock. As of December 31, 2002, the outstanding Carolina Group stock represents a 23.01% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company's assets and liabilities other than the 23.01% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company's common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.

  The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information


                                    Carolina Group                      Adjustments
                           --------------------------------   Loews         and
December 31, 2002          Lorillard   Other   Consolidated   Group     Eliminations    Total
------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments                $1,640.7   $ 150.3   $1,791.0    $38,345.7                 $40,136.7
Cash                            2.0       0.2        2.2        183.2                     185.4
Receivables-net                30.2                 30.2     16,603.9  $   (33.1)(a)   16,601.0
Property, plant and
 equipment-net                197.8                197.8      2,940.4                   3,138.2
Deferred income taxes         437.0                437.0        190.2                     627.2
Goodwill                                                        177.8                     177.8
Other assets                  469.2                469.2      3,530.0                   3,999.2
Investment in combined
 attributed net assets of
 the Carolina Group                                           1,757.9   (2,438.1)(a)
                                                                           680.2 (b)
Deferred acquisition costs
 of insurance subsidiaries                                    2,551.4                   2,551.4
Separate account business                                     3,102.7                   3,102.7
------------------------------------------------------------------------------------------------
Total assets               $2,776.9   $ 150.5   $2,927.4    $69,383.2  $(1,791.0)     $70,519.6
================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves                                           $40,178.9                $40,178.9
Payable for securities
 purchased                                                       799.1                    799.1
Securities sold under
 agreements to repurchase                                        552.4                    552.4
Long-term debt, less
 unamortized discounts               $ 2,438.1   $2,438.1      5,651.9 $(2,438.1)(a)    5,651.9
Reinsurance balances
  payable                                                                2,763.3
Other liabilities          $1,352.1       20.7    1,372.8      3,001.1     (33.1)(a)    4,340.8
Separate account business                                      3,102.7                  3,102.7
------------------------------------------------------------------------------------------------
Total liabilities           1,352.1    2,458.8    3,810.9     56,049.4  (2,471.2)      57,389.1
Minority interest                                              1,895.3                  1,895.3
Shareholders' equity        1,424.8   (2,308.3)    (883.5)    11,438.5     680.2(b)    11,235.2
------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity      $2,776.9  $   150.5   $2,927.4    $69,383.2 $(1,791.0)     $70,519.6
================================================================================================

(a) To eliminate the intergroup notional debt and interest payable/receivable.
(b) To eliminate the Loews Group's 76.99% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information



                                 Carolina Group                          Adjustments
                         ---------------------------------    Loews         and
December 31, 2001        Lorillard    Other   Consolidated    Group     Eliminations     Total
------------------------------------------------------------------------------------------------
(In millions)                                               (Restated)                (Restated)

Assets:

Investments              $1,628.9              $1,628.9      $39,530.2                 $41,159.1
Cash                          1.7                   1.7          179.6                     181.3
Receivables-net              45.9                  45.9       19,406.9                  19,452.8
Property, plant and
  equipment-net             181.2                 181.2        2,894.1                   3,075.3
Deferred income taxes       426.6                 426.6          312.0                     738.6
Goodwill                                                         318.6                     318.6
Other assets                485.1                 485.1        3,373.8                   3,858.9
Investment in combined
  attributed net assets
  of the Carolina Group                                        1,274.5    $(1,274.5)(a)
Deferred acquisition
  costs of insurance
  subsidiaries                                                 2,423.9                   2,423.9
Separate account business                                      3,798.1                   3,798.1
------------------------------------------------------------------------------------------------
Total assets             $2,769.4              $2,769.4      $73,511.7    $(1,274.5)   $75,006.6
================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves                                           $43,623.9                 $43,623.9
Payable for securities
 purchased               $  160.4              $  160.4        1,205.2                   1,365.6
Securities sold under
 agreements to repurchase                                      1,602.4                   1,602.4
Long-term debt, less
 unamortized discounts                                         5,920.3                   5,920.3
Reinsurance balances
 payable                                                       2,722.9                   2,722.9
Other liabilities         1,334.5               1,334.5        3,260.7                   4,595.2
Separate account
 business                                                      3,798.1                   3,798.1
------------------------------------------------------------------------------------------------
Total liabilities         1,494.9               1,494.9       62,133.5                  63,628.4
Minority interest                                              1,948.9                   1,948.9
Shareholders' equity      1,274.5               1,274.5        9,429.3    $(1,274.5)(a)  9,429.3
------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity    $2,769.4              $2,769.4      $73,511.7    $(1,274.5)   $75,006.6
================================================================================================


(a) To eliminate the Loews Group's 100% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information



                                 Carolina Group                          Adjustments
Year Ended               ---------------------------------    Loews         and
December 31, 2002        Lorillard    Other   Consolidated    Group     Eliminations     Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                          $10,209.9                 $10,209.9
Investment income,
 net                     $   44.1    $   1.6  $   45.7        1,999.6  $ (178.4)(a)     1,866.9
Investment (losses)
 gains                       36.1                 36.1        (244.8)                    (208.7)
Manufactured products     3,797.7              3,797.7         165.8                    3,963.5
Other                         1.9                  1.9       1,661.9                    1,663.8
------------------------------------------------------------------------------------------------
Total                     3,879.8        1.6   3,881.4      13,792.4     (178.4)       17,495.4
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits                                     8,392.0                    8,392.0
Amortization of deferred
 acquisition costs                                           1,790.2                    1,790.2
Cost of manufactured
 products sold            2,149.3              2,149.3          77.2                    2,226.5
Other operating
 expenses (b)               432.7        0.4     433.1       2,733.7                    3,166.8
Restructuring and other
 related charges                                               (36.8)                     (36.8)
Interest                               178.4     178.4         309.6     (178.4)(a)       309.6
------------------------------------------------------------------------------------------------
Total                     2,582.0      178.8   2,760.8      13,265.9     (178.4)       15,848.3
------------------------------------------------------------------------------------------------
                          1,297.8     (177.2)  1,120.6         526.5                    1,647.1
------------------------------------------------------------------------------------------------
Income taxes                508.5      (69.4)    439.1         143.1                      582.2
Minority interest                                               82.3                       82.3
------------------------------------------------------------------------------------------------
Total                       508.5      (69.4)    439.1         225.4                      664.5
------------------------------------------------------------------------------------------------
Income from operations      789.3     (107.8)    681.5         301.1                      982.6
Equity in earnings of the
 Carolina Group                                                540.8     (540.8)(c)
------------------------------------------------------------------------------------------------
Income from continuing
 operations                 789.3     (107.8)    681.5         841.9     (540.8)          982.6
Discontinued
 operations-net                                                (31.0)                     (31.0)
Cumulative effect
 of changes in
 accounting
 principles-net                                                (39.6)                     (39.6)
------------------------------------------------------------------------------------------------
Net income               $  789.3    $(107.8) $  681.5     $   771.3    $(540.8)      $   912.0
================================================================================================

(a)  To eliminate interest on the intergroup notional debt.
(b) Includes $0.3 of expenses allocated by the Carolina Group to the Loews Group for computer related charges and $0.2 of expenses allocated by Loews Group to the Carolina Group for services provided pursuant to a services agreement, which eliminate in these consolidating statements.
(c) To eliminate the Loews Group's intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information



                                      Carolina Group                     Adjustments
                               ------------------------------   Loews        and
Year Ended December 31, 2001   Lorillard  Other  Consolidated   Group    Eliminations    Total
------------------------------------------------------------------------------------------------
(In millions)                                                   Restated)             (Restated)


Revenues:

Insurance premiums                                              $ 9,285.1             $ 9,285.1
Investment income, net         $   79.9            $   79.9       2,023.9               2,103.8
Investment gains                    1.1                 1.1       1,389.3               1,390.4
Manufactured products           3,868.1             3,868.1         143.8               4,011.9
Other                               7.3                 7.3       1,971.1               1,978.4
------------------------------------------------------------------------------------------------
Total                           3,956.4             3,956.4      14,813.2              18,769.6
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders'   benefits                                       11,279.8              11,279.8
Amortization of deferred
 acquisition costs                                                1,803.9               1,803.9
Cost of manufactured products
 sold                           2,213.2             2,213.2          69.7               2,282.9
Other operating expenses (a)      637.1    $ 0.4      637.5       3,004.7               3,642.2
Restructuring and other
 related charges                                                    251.0                 251.0
Interest                            0.7                 0.7         331.3                 332.0
------------------------------------------------------------------------------------------------
Total                           2,851.0      0.4    2,851.4      16,740.4              19,591.8
------------------------------------------------------------------------------------------------
                                1,105.4     (0.4)   1,105.0      (1,927.2)               (822.2)
------------------------------------------------------------------------------------------------
Income tax (benefit) expense      432.5     (0.2)     432.3        (608.3)               (176.0)
Minority interest                                                  (103.0)               (103.0)
------------------------------------------------------------------------------------------------
Total                             432.5     (0.2)     432.3        (711.3)               (279.0)
------------------------------------------------------------------------------------------------
Income (loss) from operations     672.9     (0.2)     672.7      (1,215.9)               (543.2)
Equity in earnings of the
 Carolina Group                                                     672.7   $(672.7)(b)
------------------------------------------------------------------------------------------------
Income (loss) from continuing
 operations                       672.9     (0.2)     672.7        (543.2)   (672.7)     (543.2)
Discontinued operations-net                                           9.4                   9.4
Cumulative effect of changes
 in accounting principles-net                                       (53.3)                (53.3)
------------------------------------------------------------------------------------------------
Net income (loss)              $  672.9    $(0.2)  $  672.7     $  (587.1)  $(672.7)    $(587.1)
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

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information


                                      Carolina Group                     Adjustments
                                ------------------------------   Loews       and
Year Ended December 31, 2000    Lorillard  Other  Consolidated   Group   Eliminations   Total
------------------------------------------------------------------------------------------------
(In millions)                                                  (Restated)             (Restated)


Revenues:

Insurance premiums                                              $11,385.5              $11,385.5
Investment income, net            $  101.7         $  101.7       2,452.9                2,554.6
Investment (losses) gains             (0.6)            (0.6)      1,021.3                1,020.7
Manufactured products              3,761.6          3,761.6         150.8                3,912.4
Other                                  6.9              6.9       1,804.0                1,810.9
------------------------------------------------------------------------------------------------
Total                              3,869.6          3,869.6      16,814.5               20,684.1
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and policyholders'
 benefits                                                         9,720.3                9,720.3
Amortization of deferred
 acquisition costs                                                1,880.3                1,880.3
Cost of manufactured products
  sold                             2,215.3          2,215.3          74.2                2,289.4
Other operating expenses (a)         429.5  $ 1.0     430.5       2,855.5                3,286.1
Interest                               1.5              1.5         355.4                  356.9
------------------------------------------------------------------------------------------------
Total                              2,646.3    1.0   2,647.3      14,885.7               17,533.0
------------------------------------------------------------------------------------------------
                                   1,223.3   (1.0)  1,222.3       1,928.8                3,151.1
------------------------------------------------------------------------------------------------
Income taxes                         469.8   (0.3)    469.5         620.2                1,089.7
Minority interest                                                   217.3                  217.3
------------------------------------------------------------------------------------------------
Total                                469.8   (0.3)    469.5         837.5                1,307.0
------------------------------------------------------------------------------------------------
Income from operations               753.5   (0.7)    752.8       1,091.3                1,844.1
Equity in earnings of the
 Carolina Group                                                     752.8   $(752.8)(b)
------------------------------------------------------------------------------------------------
Income from continuing
 operations                          753.5   (0.7)    752.8       1,844.1    (752.8)     1,844.1
Discontinued operations-net                                           4.5                    4.5
------------------------------------------------------------------------------------------------
Net income                        $  753.5  $(0.7) $  752.8      $1,848.6   $(752.8)    $1,848.6
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

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information


                                      Carolina Group                     Adjustments
                                ------------------------------   Loews       and
Year Ended December 31, 2002    Lorillard  Other  Consolidated   Group   Eliminations   Total
------------------------------------------------------------------------------------------------
(In millions)

Net cash provided by operating
 activities                      $  852.6  $ (87.1) $  765.5    $ 1,301.9  $  (278.2) $ 1,789.2

Investing activities:

Purchases of property and
 equipment                          (51.7)             (51.7)      (462.7)               (514.4)
Proceeds from sales of property
 and equipment                        6.0                6.0         22.2                  28.2
Change in short-term investments   (167.6)  (150.3)   (317.9)    (3,064.0)             (3,381.9)
Other investing activities                                        1,997.5      (61.9)   1,935.6
------------------------------------------------------------------------------------------------
                                   (213.3)  (150.3)   (363.6)    (1,507.0)     (61.9)  (1,932.5)
------------------------------------------------------------------------------------------------
Financing activities:

Dividends paid to shareholders     (639.0)   307.2    (331.8)      (112.8)     278.2     (166.4)
Purchases of treasury shares                  (7.7)     (7.7)      (343.5)               (351.2)
Reduction of intergroup notional
 debt                                        (61.9)    (61.9)                   61.9
Other financing activities                                          665.0                 665.0
------------------------------------------------------------------------------------------------
                                   (639.0)   237.6    (401.4)       208.7      340.1      147.4
------------------------------------------------------------------------------------------------
Net change in cash                    0.3      0.2       0.5          3.6                   4.1
Cash, beginning of year               1.7                1.7        179.6                 181.3
------------------------------------------------------------------------------------------------
Cash, end of year                $    2.0  $   0.2  $    2.2    $   183.2             $   185.4
================================================================================================

Year Ended December 31, 2001
------------------------------------------------------------------------------------------------
Net cash provided by operating
 activities                      $  709.7           $  709.7    $   579.2  $  (750.0) $   538.9
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property and
 equipment                          (41.2)             (41.2)      (461.3)               (502.5)
Proceeds from sales of property
 and equipment                        9.1                9.1        269.3                 278.4
Change in short-term investments     72.7               72.7      3,339.9               3,412.6
Other investing activities                                       (3,124.5)             (3,124.5)
------------------------------------------------------------------------------------------------
                                     40.6               40.6         23.4                  64.0
------------------------------------------------------------------------------------------------

Financing activities:

Dividends paid to shareholders     (750.0)            (750.0)      (112.5)     750.0     (112.5)
Other financing activities                                         (504.3)               (504.3)
------------------------------------------------------------------------------------------------
                                   (750.0)            (750.0)      (616.8)     750.0     (616.8)
------------------------------------------------------------------------------------------------
Net change in cash                    0.3                0.3        (14.2)                (13.9)
Cash, beginning of year               1.4                1.4        193.8                 195.2
------------------------------------------------------------------------------------------------
Cash, end of year                $    1.7           $    1.7    $   179.6             $   181.3
================================================================================================

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information


                                      Carolina Group                     Adjustments
                                ------------------------------   Loews       and
Year Ended December 31, 2002    Lorillard  Other  Consolidated   Group   Eliminations   Total
------------------------------------------------------------------------------------------------
(In millions)

Net cash provided (used) by
 operating activities            $  550.4          $  550.4     $  (689.2) $  (300.0) $  (438.8)
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property and
 equipment                          (30.1)            (30.1)       (637.1)               (667.2)
Proceeds from sales of
 property and equipment               1.4               1.4          34.7                  36.1
Change in short-term
 investments                       (222.2)           (222.2)       (465.1)               (687.3)
Other investing activities                                        2,308.0               2,308.0
------------------------------------------------------------------------------------------------
                                   (250.9)           (250.9)      1,240.5                 989.6
------------------------------------------------------------------------------------------------

Financing activities:

Dividends paid to shareholders     (300.0)           (300.0)       (99.7)      300.0      (99.7)
Other financing activities           (0.1)             (0.1)      (439.7)                (439.8)
------------------------------------------------------------------------------------------------
                                   (300.1)           (300.1)      (539.4)      300.0     (539.5)
------------------------------------------------------------------------------------------------
Net change in cash                   (0.6)             (0.6)        11.9                   11.3
Cash, beginning of year               2.0               2.0        181.9                  183.9
------------------------------------------------------------------------------------------------
Cash, end of year                $    1.4          $    1.4     $  193.8              $   195.2
================================================================================================

Note 7. Receivables


December 31                                                2002           2001
------------------------------------------------------------------------------
(In millions)

Reinsurance                                          $ 12,695.3     $ 13,823.4
Other insurance                                         3,163.2        4,006.4
Security sales                                            493.3          648.1
Accrued investment income                                 316.8          398.3
Federal income taxes                                                     586.6
Other                                                     294.8          353.7
------------------------------------------------------------------------------
Total                                                  16,963.4       19,816.5
Less: allowance for doubtful accounts on
       reinsurance receivables                            195.7          170.0
      allowance for other doubtful accounts
       and cash discounts                                 166.7          193.7
------------------------------------------------------------------------------
Receivables-net                                      $ 16,601.0     $ 19,452.8
==============================================================================

Note 8. Property, Plant and Equipment


December 31                                                2002           2001
------------------------------------------------------------------------------
(In millions)

Land                                                  $   125.1      $   126.5
Buildings and building equipment                          582.3          591.0
Offshore drilling rigs and equipment                    3,294.6        2,948.4
Machinery and equipment                                 1,331.5        1,407.4
Leaseholds and leasehold improvements                     145.0          149.7
------------------------------------------------------------------------------
Total                                                   5,478.5        5,223.0
Less accumulated depreciation and amortization          2,340.3        2,147.7
------------------------------------------------------------------------------
Property, plant and equipment-net                     $ 3,138.2      $ 3,075.3
==============================================================================

  Depreciation and amortization expense, including amortization of intangibles, and capital expenditures, are as follows:


Year Ended December 31                2002                   2001                   2000
------------------------------------------------------------------------------------------------
                               Depr. &     Capital    Depr. &     Capital    Depr. &     Capital
                                Amort.     Expend.     Amort.     Expend.     Amort.     Expend.
------------------------------------------------------------------------------------------------
(In millions)

CNA Financial                  $ 83.8     $ 87.6      $ 138.4     $ 124.0    $ 151.0    $ 151.8
Lorillard                        29.0       51.7         27.4        41.2       25.0       30.1
Loews Hotels                     26.0       23.4         28.4        14.2       24.8      129.1
Diamond Offshore                183.0      349.5        175.3       268.6      148.8      323.9
Bulova                            1.3        0.7          0.9         1.9        0.9        1.1
Corporate and other               2.5        1.5          4.3        52.6        6.1       31.2
------------------------------------------------------------------------------------------------
Total                          $325.6     $514.4      $ 374.7     $ 502.5    $ 356.6    $ 667.2
================================================================================================

  In January of 2001, CNA sold its 180 Maiden Lane, New York, facility for net sales proceeds of $264.0 million, resulting in a gain of $47.9 million (after tax and minority interest).

  In January of 2000, Diamond Offshore sold a jack-up drilling rig for $32.0 million, resulting in a gain of $13.9 million ($4.7 million after tax and minority interest).

Note 9.  Claim and Claim Adjustment Expense Reserves

  CNA's property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims that are incurred but not reported as of the reporting date. CNA's reserve projections are based primarily on detailed analysis of the facts in each case, CNA's experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

  Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense loss reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the operating results in the period that the need for such adjustments is determined.

  Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations or equity of the Company.

  During 2001, CNA recorded estimated incurred losses of $468.0 million pretax, net of reinsurance, related to the September 11, 2001 World Trade Center disaster and related events ("WTC event"). The loss estimate is based on a total industry loss of $50.0 billion and includes all lines of insurance. The estimate takes into account CNA's substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. See Note 18 for further discussion of reinsurance. CNA has closely monitored reported losses as well as the collection of reinsurance on WTC event claims. As of December 31, 2002, CNA believes its recorded reserves, net of reinsurance, for the WTC event are adequate.

  The following table provides management's estimate of pretax losses related to the WTC event on a gross basis (before reinsurance) and a net basis (after reinsurance) by line of business:


                                                          Gross           Net
Year Ended December 31, 2001                              Basis          Basis
------------------------------------------------------------------------------
(In millions)

Property and casualty assumed reinsurance              $  662.0       $ 465.0
Property                                                  282.0         159.0
Workers compensation                                      112.0          25.0
Airline hull                                              194.0           6.0
Commercial auto                                             1.0           1.0
------------------------------------------------------------------------------
Total Property and Casualty                             1,251.0         656.0
------------------------------------------------------------------------------
Group                                                     322.0          60.0
Life                                                       75.0          22.0
------------------------------------------------------------------------------
Total Group and Life                                      397.0          82.0
------------------------------------------------------------------------------
Total loss before corporate aggregate
 reinsurance, reinstatement and additional
 premiums and other                                    $1,648.0         738.0
===============================================================
Corporate aggregate reinsurance                                        (259.0)
Reinstatement and additional premiums and other                         (11.0)
------------------------------------------------------------------------------
Net                                                                   $ 468.0
==============================================================================

  The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves including claim and claim adjustment expense reserves of the life and group companies:


Year Ended December 31                     2002           2001           2000
------------------------------------------------------------------------------
(In millions)

Reserves, beginning of year:
 Gross                              $  31,266.0    $  26,962.0    $  27,356.0
 Ceded                                 12,105.0        7,848.0        6,395.0
------------------------------------------------------------------------------
Net reserves, beginning of year        19,161.0       19,114.0       20,961.0
------------------------------------------------------------------------------
Reduction of reserves (a)              (1,316.0)
------------------------------------------------------------------------------

Net incurred claim and claim
 adjustment expenses:
  Provision for insured events
   of current year                      8,248.0        8,660.0        8,929.0
  Increase in provision for insured
   events of prior years                   35.0        2,464.0          427.0
  Amortization of discount                 72.0          107.0          158.0
------------------------------------------------------------------------------
Total net incurred                      8,355.0       11,231.0        9,514.0
------------------------------------------------------------------------------

Net payments attributable to:
 Current year events                    3,137.0        3,997.0        4,171.0
 Prior year events                      6,553.0        7,437.0        7,560.0
 Reinsurance recoverable against
  net reserves transferred under
  retroactive reinsurance
  agreements (see Note 14)               (133.0)        (250.0)        (370.0)
------------------------------------------------------------------------------
Total net payments                      9,557.0       11,184.0       11,361.0
------------------------------------------------------------------------------
Net reserves, end of year              16,643.0       19,161.0       19,114.0
Ceded reserves, end of year            10,727.0       12,105.0        7,848.0
------------------------------------------------------------------------------
Gross reserves, end of year         $  27,370.0    $  31,266.0    $  26,962.0
==============================================================================

(a) The net reserves were reduced by $1,316.0 as a result of the sale of CNA Reinsurance Company Limited ("CNA Re U.K."). See Note 14 for further discussion of the sale.

  The changes in provision for insured events of prior years (reserve development), is composed of the following:


Year Ended December 31                     2002           2001           2000
------------------------------------------------------------------------------
(In millions)

Environmental pollution and mass tort                 $  468.0      $    15.0
Asbestos                                                 773.0           65.0
Other                                  $   35.0        1,223.0          347.0
------------------------------------------------------------------------------
Total                                  $   35.0       $2,464.0      $   427.0
==============================================================================

Environmental Pollution and Mass Tort and Asbestos ("APMT") Reserves

  CNA's property and casualty insurance subsidiaries have actual potential exposures related to environmental pollution and mass tort and asbestos claims.

  The following table provides data related to CNA's environmental pollution and mass tort and asbestos claim and claim adjustment expense reserves:


December 31                              2002                     2001
------------------------------------------------------------------------------
                             Environmental            Environmental
                             Pollution and            Pollution and
                               Mass Tort    Asbestos    Mass Tort    Asbestos
------------------------------------------------------------------------------
(In millions)

Gross reserves                $  830.0     $ 1,758.0    $  837.0    $ 1,644.0
Ceded reserves                  (313.0)       (527.0)     (204.0)      (392.0)
------------------------------------------------------------------------------
Net reserves                  $  517.0     $ 1,231.0    $  633.0    $ 1,252.0
==============================================================================

  There was no asbestos or environmental pollution and mass tort-related net claim and claim adjustment expense reserve development for the year ended December 31, 2002. As a result of a change in estimate resulting from CNA's semi-annual ground-up review of APMT accounts, gross and ceded APMT reserves were increased. The settlement scenarios that supported higher estimated gross and higher estimated ceded reserves were judged to be the most appropriate. However, net reserves remained unchanged. The estimation of reinsurance recoverables on accounts is highly dependent on the allocation of each account's estimated ultimate losses to their available historical insurance coverage. This allocation becomes more refined as accounts and their insurers enter more serious settlement negotiations.

  During 2002, net reserves were identified relating to APMT related claim and claim adjustment expense reserves for assumed reinsurance pools, which reflects improvements in the identification of APMT activity from assumed reinsurance and pools. The inclusion of these additional abestos reserves increased the AMPT reserves and decreased other reserves, resulting in no net change in CNA's overall carried claim and claim adjustment expense reserves.

Environmental Pollution and Mass Tort

  Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by Potentially Responsible Parties ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,200 cleanup sites have been identified by the Environmental Protection Agency ("EPA") and included on its National Priorities List ("NPL"). State authorities have designated many cleanup sites as well.

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

  A number of proposals to reform Superfund have been made by various parties. In 2002, no reforms were enacted by Congress. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations or equity.

  CNA's ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and in the area of environmental, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by CNA post 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

  As of December 31, 2002 and 2001, CNA carried approximately $517.0 and $633.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental and mass tort net claim and claim adjustment expense reserve development for the year ended December 31, 2002. Unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development for the years ended December 31, 2001 and 2000 amounted to $468.0 and $15.0 million. CNA paid environmental pollution-related claims and mass tort related claims, net of reinsurance recoveries, of $116.0, $203.0 and $135.0 million during the years ended December 31, 2002, 2001 and 2000.

Asbestos

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

  As of December 31, 2002 and 2001, CNA carried approximately $1,231.0 and $1,252.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims.

  There was no asbestos-related net claim and claim adjustment expense reserve development for the year ended December 31, 2002. Unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2001 and 2000 amounted to $773.0 and $65.0 million. CNA paid asbestos-related claims, net of reinsurance, of $20.0, $171.0 and $126.0 million during the years ended December 31, 2002, 2001 and 2000, excluding payments made in connection with the 1993 settlement of litigation related to Fibreboard Corporation.

  CNA has structured settlement agreements with four of its policyholders for which it has future payment obligations. Structured settlement agreements provide for payments of sums certain over multiple years as set forth in each individual agreement. As to the four structured settlement agreements existing at December 31, 2002, payment obligations under those settlement agreements are projected to terminate in 2016. For these four structured settlement agreements, CNA has reserved $118.0 million, net of reinsurance.

  CNA, through its acquisition of CIC in 1995, acquired obligations under the Wellington Agreement. In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At December 31, 2002, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts. With respect to the five remaining unpaid Wellington obligations, CNA has evaluated its exposure under these agreements and has established a $28.0 million reserve, net of reinsurance, for Wellington obligations.

  CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At December 31, 2002, CNA had negotiated 23 such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. CNA has evaluated these commitments and has established a $66.0 million reserve, net of reinsurance, to fund coverage in place agreements based on current projections of claims volumes and severities.

  At December 31, 2002, CNA's total IBNR reserve for asbestos was $729.0 million, net of reinsurance. For asbestos exposures, CNA classifies its IBNR reserve as assigned or unassigned. In circumstances where CNA has executed a settlement agreement with its policyholder, CNA assigns IBNR reserve to that account to cover the projected value of the settlement. At December 31, 2002, the assigned IBNR reserve was $166.0 million, net of reinsurance. The unassigned IBNR reserve relates to potential development on accounts that have not settled and potential future claims for unidentified policyholders. At December 31, 2002, CNA's unassigned IBNR reserve was $563.0 million, net of reinsurance.

  At December 31, 2002, CNA categorized active accounts as large or small accounts. CNA defined a large account as an active account with more than $100,000 cumulative paid losses through December 31, 2002. CNA had 150 large accounts, with a collective reserve of $220.0 million, net of reinsurance. Small accounts were defined as active accounts with $100,000 or less cumulative paid losses through December 31, 2002. CNA had 939 small accounts, with a collective reserve of $90.0 million, net of reinsurance.

  Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed. CNA has attempted to manage such exposures by aggressive settlement strategies. Nevertheless, there can be no assurance any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on the Company's results of operations or equity.

  On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA will be required to pay $74.0 million, net of reinsurance recoveries, over a ten-year period. The settlement resolves CNA's liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged "non-products" exposure. The settlement is subject to bankruptcy court approval and confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims. CNA's recorded reserves as of December 31, 2002, included reserves for this exposure.

  CNA is engaged in insurance coverage litigation with Robert A. Keasbey Company ("Keasbey") and associated claimants in New York state court. (Continental Casualty Company v. Robert A. Keasbey Company et al., Supreme Court State of New York - County of New York, No. 401621/02). Keasbey was a seller and installer of asbestos products in the New York and New Jersey area. CNA paid its full product liability limits to Keasbey in prior years. Claimants against Keasbey now claim CNA owes additional coverage under the operations section of policies issued to it by CNA. CNA is also a party to insurance coverage litigation between Burns & Roe Enterprises, Inc. ("Burns & Roe") and its insurance carriers related to asbestos bodily injury and wrongful death claims. (In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610). Burns & Roe provided various engineering and related services in connection with construction projects. Burns & Roe is currently in bankruptcy. There are numerous factual and legal issues to be resolved in connection with these cases and it is difficult to predict the outcome or financial exposure represented by these matters in light of the novel theories asserted by policyholders and their counsel.

  Policyholders have also initiated litigation directly against CNA and other insurers. CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. In addition, lawsuits have been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos. (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). It is difficult to predict the outcome or financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted.

  CNA reviews each active asbestos account every six months to determine whether changes in reserves estimates may be necessary. CNA considers input from its analyst professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder's present and future exposures (including such factors as claims volume, disease mix, trial conditions, settlement demands and defense costs); the policies issued by CNA (including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles); the existence of other insurance; and reinsurance arrangements.

  Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented, CNA's abilities to recover reinsurance, future court decisions and the possibility of legislative reform. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on the Company's results of operations or equity.

  During the second quarter of 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years, which are discussed in further detail below. CNA completed a number of reserve studies during the second quarter of 2001 for many of its lines of business, including those in which these adverse trends were noted.

  With respect to environmental and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the "absolute pollution exclusion," which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA's pending pollution and mass tort claims and coverage litigation. During the spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was necessary.

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

  These developments led CNA to the conclusion that its asbestos reserves required strengthening.

  The results of operations or equity of the Company in future years may be adversely affected by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as necessary.

Other Reserves

  Unfavorable net claim and claim adjustment expense reserve development for other reserves in 2002 of $35.0 million was the result of analyses of several lines of business. This development related principally to the property and casualty companies. A brief summary of these lines of business and the associated reserve development is discussed below.

  The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $12,854.0 and $7,788.0 million at the beginning of the year of 2002.

  Approximately $140.0 million of favorable prior year reserve development was attributable to participation in the Workers Compensation Reinsurance Bureau ("WCRB"), a reinsurance pool, and residual market. The favorable prior year reserve development for WCRB is the result of information received from the WCRB that reported the results of a recent actuarial review. This information indicated that CNA's net required reserves for accident years 1970 through 1996 were $60.0 million less than the carried reserves. In addition, during 2002, CNA commuted accident years 1965 through 1969 for a payment of approximately $5.0 million to cover carried reserves of approximately $13.0 million, resulting in further favorable reserve development of $8.0 million. The favorable residual market prior year reserve development was the result of lower than expected paid loss activity during recent periods for accident years dating back to 1984. The paid losses during 2002 on prior accident years were approximately 60.0% of the previously expected amount.

  In addition, Standard Lines had favorable prior year reserve development, primarily in the package liability and auto liability lines of business due to new claims initiatives. Based on CNA management's best estimate of the reduction in ultimate claim costs, approximately $100.0 million of favorable prior year reserve development was recorded in 2002. Approximately one-half of this favorable reserve development was recorded in accident years prior to 1999, with the remainder of the favorable reserve development recorded in accident years 1999 to 2001.

  Approximately $50.0 million of favorable prior year reserve development during 2002 was recorded in commercial automobile liability. Most of the favorable development was from accident year 2000. The most recent actuarial review showed that underwriting actions have resulted in reducing the number of commercial automobile liability claims for recent accident years, especially the number of large losses.

  Approximately $45.0 million of favorable reserve development was recorded in property lines during 2002. The favorable reserve development was principally from accident years 1999 through 2001, and was the result of the low number of large losses in recent years. Although property claims are generally reported relatively quickly, determining the ultimate cost of the claim can involve a significant amount of time between the occurrence of the claim and settlement.

  Offsetting these favorable reserve developments were approximately $70.0 million of unfavorable reserve development in two programs written in CNA Excess & Surplus ("E&S"), approximately $30.0 million of unfavorable reserve development on a contractors account package policy program and approximately $20.0 million of unfavorable development on middle market general liability coverages.

  A CNA E&S program, covering facilities that provide services to developmentally disabled individuals, accounts for approximately $50.0 million of the unfavorable reserve development. The development was due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during 2002, with most of the development recorded in accident years 1999 and 2000. The other program which contributed to the CNA E&S development covers tow truck and ambulance operators in the 2000 and 2001 accident years. This program was started in 1999. CNA expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. Reviews completed during the year resulted in estimated loss ratios on the tow truck and ambulance business that are 25 points higher than the middle market commercial automobile liability loss ratios.

  The unfavorable reserve development on contractors account package policies was the result of an actuarial review completed during 2002. Since this program is no longer being written, CNA expected that the change in reported losses would decrease each quarterly period. However, in recent quarterly periods, the change in reported losses has been higher than prior quarters, resulting in the unfavorable reserve development.

  The gross and net carried claim and claim adjustment expense reserves for Specialty Lines were $5,668.0 and $3,461.0 million for the beginning of the year of 2002.

  Unfavorable prior year reserve development of approximately $180.0 million was recorded for CNA HealthPro in 2002 and was driven principally by medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally national for-profit nursing homes. Approximately $100.0 million of the prior year unfavorable reserve development was related to assumed excess products and loss portfolio transfers, and was primarily driven by unexpected increases in the number of excess claims in accident years 1999 and 2000. The percentage of total claims greater than $1.0 million has increased by 33.0%, from less than 3.0% of all claims to more than 4.0% of all claims. CNA HealthPro no longer writes assumed excess products and loss portfolio transfers.

  Approximately $50.0 million of the prior year unfavorable reserve development was related to long term care facilities. The development principally impacted accident years 1997 through 2000. The average value of claims closed during the first several months of 2002 increased by more than 50.0% when compared to claims closed during 2001. In response to those trends, CNA HealthPro has reduced its writings of national for-profit nursing home chains. Excess products provided to healthcare institutions and physician coverages in a limited number of states was responsible for the remaining development in CNA HealthPro. The unfavorable reserve development on excess products provided to institutions for accident years 1996 through 1999 resulted from increases in the size of claims experienced by these institutions. Due to the increase in the size of claims, more claims were exceeding the point at which these excess products apply. The unfavorable reserve development on physician coverages was recorded for accident years 1999 through 2001 in Oregon, California, Arizona and Nevada. The average claim size in these states has increased by 20.0%, driving the change in losses.

  The Marine business recorded unfavorable reserve development of approximately $65.0 million during 2002. Approximately $50.0 million of this unfavorable reserve development was due to participation in voluntary pools. About half of the reserve development was recorded in accident years 1999 and 2000 with the remainder attributable to accident years prior to 1999. The reserves were based on recommendations provided by the pools. Participation in many of these pools has been discontinued. The remaining reserve development for the Marine business was due principally to unfavorable reserve development on hull and liability coverages from accident years 1999 and 2000 offset by favorable reserve development on cargo coverages recorded for accident year 2001. Reviews completed during 2002 showed additional reported losses on individual large accounts and other bluewater business that drove the unfavorable hull and liability reserve development. These additional losses during the first nine months of 2002 for accident years 1999 and 2000 were almost 75.0% higher than the provision that had been established at the end of 2001.

  Offsetting the unfavorable reserve development was favorable reserve development in CNA Pro and for Enron-related exposures. Programs providing professional liability coverage to accountants, lawyers and realtors primarily drove favorable prior year reserve development of approximately $110.0 million in CNA Pro. Reviews of this business completed during 2002 have shown little activity for older accident years (principally prior to 1999), which reduced the need for reserves on these years. The reported losses on these programs for accident years prior to 1999 increased by approximately $5.0 million during 2002. This increase compared to the total reserve at the beginning of 2002 of approximately $180.0 million, net of reinsurance. Additionally, favorable reserve development of $20.0 million was associated with the Enron settlement. CNA had established a $20.0 million reserve for accident year 2001 for an excess layer associated with Enron related surety losses; however the case has settled for less than the attachment point of this excess layer.

  The gross and net carried claim and claim adjustment expense reserves for CNA Re were $4,644.0 and $3,013.0 million for the beginning of the year of 2002.

  Prior year unfavorable reserve development was recorded in 2002 as a result of an actuarial review completed during 2002 and was primarily recorded in the directors and officers, professional liability errors and omissions, and surety lines of business. Several large losses, as well as continued increases in the overall average size of claims for these lines, have resulted in higher than expected loss ratios.

  During 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re's WTC event losses, CNA performed a treaty-by-treaty analysis of exposure. CNA's loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re's cedants. Information available in 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144.0 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums.

  Approximately $95.0 million of CNA Re's net WTC loss estimate was attributable to its United Kingdom subsidiary, CNA Re U.K., which was sold in 2002. See Note 14 for further discussion of the sale.

  The gross and net carried claim and claim adjustment expense reserves for the Other Insurance segment, excluding the gross and net carried claim and claim adjustment expense reserves for APMT, were $2,562.0 and $225.0 million for the beginning of the year of 2002.

  Personal insurance recorded unfavorable reserve development of $35.0 million on accident years 1997 through 1999. These losses were subject to a retroactive ceded reinsurance agreement with The Allstate Corporation ("Allstate") that covers losses occurring prior to October 1, 1999. This ceded reinsurance agreement was entered into as part of the sale of CNA's personal insurance business to Allstate. The unfavorable reserve development was principally due to continuing policyholder defense costs associated with remaining open claims. At the end of 2002, approximately 4,800 claims remain open. It was anticipated these claims would be closed more quickly, eliminating further defense coverage costs.

  The unfavorable reserve development on personal insurance was offset by favorable reserve development on other run-off business driven principally by financial and mortgage guarantee coverages from accident years 1997 and prior. The favorable reserve development on financial and mortgage guarantee coverages resulted from a review of the underlying exposures and the outstanding losses. This review showed that salvage and subrogation continues to be collected on these types of claims, thereby reducing estimated future losses net of anticipated reinsurance recoveries.

  Unfavorable net claim and claim adjustment expense reserve development for other reserves in 2001 of $1,223.0 million was the result of analyses of several lines of business. This development related principally to commercial insurance coverages including automobile liability and multiple-peril, as well as assumed reinsurance and healthcare-related coverages. A brief summary of these lines of business and the associated reserve development is discussed below.

  Approximately $230.0 million of the adverse loss development was a result of several coverages provided to commercial entities. The gross and net carried claim and claim adjustment expense reserves for the Standard Lines business at the beginning of 2001 were $12,070.0 and $9,129.0 million. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York. The unfavorable development was driven principally by accident years 1997 through 2000. The remaining development affecting years prior to 1997 was driven principally by construction defect claims as described below.

  The commercial automobile liability analysis indicated increased ultimate claim and claim adjustment expense across several accident years due to higher paid and reported claim and claim adjustment expense resulting from several factors. These factors include uninsured/underinsured motorists coverage in Ohio, a change in the rate at which the average claim size was increasing and a lack of improvement in the ratio of the number of claims per exposure unit, the frequency. First, Ohio courts had significantly broadened the population covered through the uninsured/underinsured motorists' coverage. The broadening of the population covered by this portion of the policy, and the retrospective nature of this broadening of coverage, resulted in additional claims for older years. Second, in recent years, the average claim size had been increasing at less than a 2.0% annual rate. The available data indicated that the rate of increase was closer to 8.0% with only a portion of this increase explainable by a change in mix of business. Finally, the review completed during the second quarter of 2001 indicated that the frequency for the 2000 accident year was 6.0% higher than 1999. Expectations were that the 2000 frequency would show an improvement from the 1999 level.

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

  An analysis of assumed reinsurance business written by CNA Re showed that the paid and reported losses for recent accident years were higher than expectations, which resulted in management recording net unfavorable development on prior year loss reserves of approximately $690.0 million. The gross and net claim and claim adjustment expense reserves at the beginning of 2001 for CNA Re were $4,238.0 and $2,735.0 million. Because of the long and variable reporting pattern associated with assumed reinsurance as well as uncertainty regarding possible changes in the reporting methods of the ceding companies, the carried reserves for assumed reinsurance was based mainly on the pricing assumptions until experience emerges to show that the pricing assumptions are no longer valid. The reviews completed during the second quarter of 2001, including analysis at the individual treaty level, showed that the pricing assumptions were no longer appropriate. The classes of business with the most significant changes included excess of loss liability, professional liability and proportional and retrocessional property. Approximately $470.0 million of the total unfavorable development was from accident years 1998 through 2000, and approximately $150.0 million was from accident years 1996 and 1997. The remaining $70.0 million of unfavorable development was attributable to accident years prior to 1996.

  Approximately $300.0 million of adverse loss development was due to adverse experience in all other lines, primarily in coverages provided to healthcare-related entities written by CNA HealthPro. The gross and net claim and claim adjustment expense reserve at the beginning of 2001 for Specialty Lines were $4,813.0 and $3,429.0 million. The level of paid and reported losses associated with coverages provided to national long term care facilities were higher than expected. The long term care facility business had traditionally been limited to local facilities. In recent years, CNA began to provide coverage to large chains of long term care facilities. Original assumptions were that these chains would exhibit loss ratios similar to the local facilities. The most recent review of these large chains indicated an overall loss ratio in excess of 500% versus approximately 100% for the remaining business. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare-related services increased more than expected. The review indicated that the average loss had increased to over $330,000. Prior to this review, the expectation for the average loss was approximately $250,000. Unfavorable reserve development of $240.0 million was recorded for accident years 1997 through 2000. The remaining unfavorable reserve development was attributable to accident years prior to 1997.

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

  Approximately $188.0 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results. More than one-half of the change in estimate in premiums was attributable to accident years 1997 through 1999 with the remainder attributable to accident years prior to 1992. Accruals for ceded premiums related to other reinsurance treaties increased $83.0 million due to the reserve strengthening. This increase in accruals for ceded premiums was principally recorded in accident year 2000. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above, which were principally recorded in accident years prior to 1999.

  Unfavorable net claim and claim adjustment expense reserve development for other reserves in 2000 of $347.0 million was due to unfavorable loss experience in standard commercial lines, assumed reinsurance and accident and health lines. These unfavorable changes were partially offset by favorable development in non-medical professional liability and other casualty lines. The unfavorable development in standard commercial lines can be attributed to adverse claim experience for recent accident years in the commercial auto liability, commercial multi-peril and workers compensation lines of business. The unfavorable development in the assumed reinsurance and accident and health lines also resulted from adverse claims experience.

  CNA's insurance subsidiaries also have exposure to construction defect losses, principally in its general liability and commercial multiple-peril lines. This exposure relates to claims involving property damage alleging loss of use, damage, destruction or deterioration of land, buildings and other structures involving new construction or major rehabilitation of real property. Many of these claims involve multiple defects and multiple defendants. The majority of losses have been concentrated in a limited number of states, including California. CNA has recorded several underwriting actions to mitigate this exposure in the future. Estimation of construction defect losses is subject to a high level of uncertainty due to the long period of time between the accident date and the reporting of the claim, emerging case law, changing regulatory rules and the allocation of damages to the multiple defendants.
Due to the inherent uncertainties noted above, the ultimate liability for construction defect claims may vary substantially from the amount currently recorded.

Financial Guarantee Reserves

  CNA, through assumed reinsurance contracts, provided financial guarantees to issuers of asset-backed securities, motion picture finance and money market funds. Premiums were received throughout the exposure period and were recognized as revenue in proportion to the underlying risk insured. In addition, CNA's property and casualty subsidiaries wrote financial guarantee insurance in the form of surety bonds and also insured equity policies through August 1, 1989. These bonds represented primarily industrial development bond guarantees and, in the case of insured equity policies, typically extended in initial terms from 10 to 13 years. For these guarantees and policies CNA received an advance premium that was recognized over the exposure period and in proportion to the underlying risk insured.

  As of December 31, 2002 and 2001, gross exposure on assumed financial guarantee insurance contracts, credit enhancement products, financial guarantee surety bonds and insured equity policies was approximately $7.0 and $82.0 million. The degree of risk to CNA related to this exposure is substantially reduced through reinsurance, diversification of exposures and collateral requirements. In addition, security interests in improved real estate are also commonly obtained on these risks. Approximately 14.0% and 26.0% of the risks were ceded to reinsurers at December 31, 2002 and 2001. Total exposure, net of reinsurance, amounted to $6.0 and $61.0 million as of December 31, 2002 and 2001. At December 31, 2002 and 2001, collateral consisting of letters of credit, cash reserves and debt service reserves amounted to $1.0 and $6.0 million.

  Gross unearned premium reserves for these contracts were $2.0 and $2.0 million at December 31, 2002 and 2001. Gross claim and claim adjustment expense reserves totaled $50.0 and $103.0 million as of December 31, 2002 and 2001.

Note 10. Leases

  The Company's hotels in some instances are constructed on leased land. Other leases cover office facilities, computer and transportation equipment. Rent expense amounted to $110.2, $108.8 and $93.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.


                                                          Future Minimum Lease
                                                          --------------------
Year Ended December 31                                     Payments  Receipts
------------------------------------------------------------------------------
(In millions)

2003                                                        $  91.9    $  8.6
2004                                                           73.2       5.1
2005                                                           66.8       3.0
2006                                                           55.8       2.1
2007                                                           46.4       0.5
Thereafter                                                    222.6
------------------------------------------------------------------------------
Total                                                       $ 556.7    $ 19.3
==============================================================================

  CNA has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect.

CNA would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $8.0 million at December 31, 2002.

Note 11. Income Taxes


Year Ended December 31                     2002            2001          2000
------------------------------------------------------------------------------
(In millions)                                         (Restated)    (Restated)

Income tax expense (benefit):
 Federal:
  Current                              $  485.2       $  (360.3)    $   489.7
  Deferred                                 (5.0)           92.4         518.7
 State and city:
  Current                                  86.6            91.9          83.2
  Deferred                                 (0.6)          (14.5)         (3.4)
 Foreign                                   16.0            14.5           1.5
------------------------------------------------------------------------------
Total                                  $  582.2       $  (176.0)    $ 1,089.7
==============================================================================

Deferred tax assets (liabilities) are as follows:


December 31                                                  2002        2001
------------------------------------------------------------------------------
(In millions)                                                       (Restated)

Insurance reserves:
 Property and casualty claim and claim
  adjustment expense reserves                            $  619.6    $  697.3
 Unearned premium reserves                                  331.7       331.9
 Life reserve differences                                   205.2       231.2
 Others                                                      18.7        18.4
Deferred acquisition costs                                 (782.8)     (743.2)
Postretirement benefits other than pensions                 156.7       176.4
Property, plant and equipment                              (343.1)     (347.7)
Investments                                                  88.0      (123.7)
Foreign affiliates                                           28.1        69.3
Tobacco litigation settlements                              316.5       373.4
Unrealized appreciation                                    (330.9)     (142.1)
Accrued assessments and guarantees                           40.1        52.6
Receivables                                                 104.4       100.4
Restructuring costs                                                      43.9
AMT credit carried forward                                               40.0
Life settlement contracts                                   114.7       117.0
Other-net                                                    60.3      (156.5)
------------------------------------------------------------------------------
Deferred tax assets-net                                  $  627.2    $  738.6
==============================================================================

  Gross deferred tax assets amounted to $2,775.2 and $2,718.8 million and liabilities amounted to $2,148.0 and $1,980.2 million at December 31, 2002 and 2001, respectively. Although realization of deferred tax assets is not assured, management believes it is more likely than not that deferred tax assets will be realized through future earnings, including but not limited to the generation of future operating income and reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2002 and 2001.

  Total income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000, was different than the amounts of $576.5, $(287.8) and $1,102.9 million, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

  A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate as a percentage of income (loss) before income tax expense (benefit) and minority interest is as follows:




Year Ended December 31                                 2002     2001     2000
------------------------------------------------------------------------------

Statutory rate                                           35%     (35)%     35%
(Decrease) increase in income tax
 rate resulting from:
  Exempt interest and dividends
   received deduction                                    (3)      (5)      (2)
  State and city income taxes                             3        6        2
  Foreign net operating loss carry-forward                        11
  Other                                                            2
------------------------------------------------------------------------------
Effective income tax rate                                35%     (21)%     35%
==============================================================================

  Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. Adjustments related to foreign net operating loss carry-forwards reflected above pertain to those foreign subsidiaries for which no tax benefit is expected to be realized.

  The Company has entered into a separate tax allocation agreement with CNA, a majority-owned subsidiary in which its ownership exceeds 80%. The agreement provides that the Company will (i) pay to CNA the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of CNA in the Company's return, or (ii) be paid by CNA an amount, if any, equal to the federal income tax that would have been payable by CNA if it had filed a separate consolidated return.

  Under this agreement, CNA has paid, or will pay, the Company approximately $94.0 million for 2002. In 2001 and 2000, CNA received $908.0 million and paid $64.0 million, respectively. The agreement may be canceled by either of the parties upon thirty days' written notice.

  The Company's federal income tax returns have been settled through 1997. Years 1998 through 2001 are currently under examination. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the Consolidated Balance Sheets is believed to be adequate to cover any additional assessments which may be made by federal, state and local tax authorities and should not have a material effect on the financial condition or results of operations of the Company.

Note 12. Long-Term Debt


                                             Unamortized             Current
December 31, 2002                 Principal    Discount     Net     Maturities
------------------------------------------------------------------------------
(In millions)

Loews Corporation                 $ 2,325.0   $  28.8    $  2,296.2
CNA                                 2,301.6       9.5       2,292.1    $ 420.0
Diamond Offshore                      935.6      17.8         917.8       11.2
Loews Hotels                          145.8                   145.8        1.8
------------------------------------------------------------------------------
Total                             $ 5,708.0   $  56.1    $  5,651.9    $ 433.0
==============================================================================

December 31                                                                    2002         2001
------------------------------------------------------------------------------------------------
(In millions)

Loews Corporation (Parent Company):
 Senior:
  6.8% notes due 2006 (effective interest rate of 6.8%)
   (authorized, $300)                                                      $  300.0     $  300.0
  8.9% debentures due 2011 (effective interest rate of 9.0%)
   (authorized, $175)                                                         175.0        175.0
  7.6% notes due 2023 (effective interest rate of 7.8%)
   (authorized, $300) (a)                                                     300.0        300.0
  7.0% notes due 2023 (effective interest rate of 7.2%)
   (authorized, $400) (b)                                                     400.0        400.0
 Subordinated:
  3.1% exchangeable subordinated notes due 2007 (effective interest
   rate of 3.4%) (authorized, $1,150) (c)                                   1,150.0      1,150.0

CNA Financial Corporation:
 Senior:
   6.3% notes due 2003 (effective interest rate of 6.4%)
    (authorized, $250)                                                        248.4        250.0
   7.3% notes due 2003 (effective interest rate of 7.8%)
    (authorized, $150)                                                        128.5        134.0
   6.5% notes due 2005 (effective interest rate of 6.6%)
    (authorized, $500)                                                        492.8        492.8
   6.8% notes due 2006 (effective interest rate of 6.8%)
    (authorized, $250)                                                        250.0        250.0
   6.5% notes due 2008 (effective interest rate of 6.6%)
    (authorized, $150)                                                        150.0        150.0
   6.6% notes due 2008 (effective interest rate of 6.7%)
    (authorized, $200)                                                        200.0        200.0
   8.4% notes due 2012 (effective interest rate of 8.6%)
    (authorized, $100)                                                         69.6         69.6
   7.0% notes due 2018 (effective interest rate of 7.1%)
    (authorized, $150)                                                        150.0        150.0
   7.3% debentures due 2023 (effective interest rate of 7.3%)
    (authorized, $250)                                                        243.0        243.0
  Term loan due 2005 (effective interest rate of 2.0%)                         30.0
  Revolving credit facility due 2004 (effective interest
   rate of 2.3% and 3.1%)                                                     250.0        250.0
  Revolving credit facility due 2002 (effective interest
   rate of 3.1%)                                                                           250.0
  Revolving credit facility due 2003 through 2005
   (effective interest rate of 2.0%)                                           30.0
  Revolving credit facility due 2002 (effective interest rate 2.5%)                         75.0
  Other senior debt (effective interest rates
   approximate 7.8% and 7.9%)                                                  59.3         64.1

Diamond Offshore Drilling, Inc.:
 Senior:
   Zero coupon convertible debentures due 2020,
    net of discount of $365.3 and $380.3 (effective
    interest rate of 3.6%) (d)                                                439.7        424.7
   1.5% convertible senior debentures due 2031
    (effective interest rate of 1.6%) (authorized $460) (e)                   460.0        460.0
 Subordinated debt due 2005 (effective interest rate of 7.1%)                  35.9         46.4
Loews Hotels senior debt, principally mortgages
 (effective interest rates approximate 6.0% and 6.4%)                         145.8        147.2
------------------------------------------------------------------------------------------------
                                                                            5,708.0      5,981.8
Less unamortized discount                                                      56.1         61.5
------------------------------------------------------------------------------------------------
Long-term debt, less unamortized discount                                 $ 5,651.9    $ 5,920.3
================================================================================================

(a) Redeemable in whole or in part at June 1, 2003 at 103.8%, and decreasing percentages thereafter.
(b) Redeemable in whole or in part at October 15, 2003 at 102.4%, and decreasing percentages thereafter.
(c) The notes are exchangeable into 15.376 shares of Diamond Offshore's common stock per one thousand dollars principal amount of notes, at a price of $65.04 per share. Redeemable in whole or in part at 101.6%, and decreasing percentages annually.
(d) The debentures are convertible into Diamond Offshore's common stock at the rate of 8.6075 shares per one thousand dollars principal amount, subject to adjustment. Each debenture will be purchased by Diamond Offshore at the option of the holder on the fifth, tenth and fifteenth anniversaries of issuance at the accreted value through the date of repurchase. Diamond Offshore, at its option, may elect to pay the purchase price in cash or shares of common stock, or in certain combinations thereof. The debentures are redeemable at the option of Diamond Offshore at any time after June 6, 2005, at prices which reflect a yield of 3.5% to the holder.

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

  On April 6, 2001, Diamond Offshore redeemed all of its outstanding 3.75% Convertible Subordinated Notes (the "Notes") in accordance with the indenture under which the Notes were issued. Prior to April 6, 2001, $12.4 million principal amount of the Notes had been converted into 307,071 shares of Diamond Offshore's common stock at the stated conversion price of $40.50 per share. The remaining $387.6 million principal amount of the Notes was redeemed at 102.1% of the principal amount, plus accrued interest, for a total cash payment of $397.7 million.

  On April 11, 2001, Diamond Offshore issued $460.0 million principal amount of 1.5% convertible senior debentures (the "1.5% Debentures") due April 15, 2031. The transaction resulted in net proceeds of approximately $449.1 million. Diamond Offshore will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008 if the average market price of a 1.5% Debenture for a measurement period preceding that six-month period equals 120% or more of the principal amount of such 1.5% Debenture and Diamond Offshore pays a regular cash dividend during the six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures in respect of any quarterly period will equal 50% of regular cash dividends paid by Diamond Offshore per share on its common stock during that quarterly period multiplied by the conversion rate.

  CNA has a $250.0 million three-year bank credit facility with an April 30, 2004 expiration date. CNA previously had a $250.0 million 364-day facility with an expiration date of April 29, 2002. An option to convert the 364-day facility to a one-year term loan was exercised in April 2002. The term loan was subsequently prepaid on December 23, 2002.

  CNA pays a facility fee to the lenders for having funds available for loans under the three-year credit facility maturing April 30, 2004. The fee varies based on the long-term debt ratings of CNA. At December 31, 2002, the facility fee on the three-year component was 17.5 basis points.

  CNA pays interest on any outstanding debt/borrowings under the three-year facility based on a rate determined using the long-term debt ratings of CNA. The interest rate is equal to the London Interbank Offering Rate ("LIBOR") plus 57.5 basis points. Further, if CNA has outstanding loans greater than 50% of the amounts available under the three-year facility, CNA also will pay a utilization fee of 12.5 basis points on such loans. At December 31, 2002 and 2001, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3% and 3.1%.

  A Moody's Investors Service ("Moody's") downgrade of the CNA senior debt rating from Baa2 to Baa3 would increase the facility fee on the three-year component of the facility from 17.5 basis points to 25.0 basis points. The applicable interest rate would increase from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee would remain unchanged on the three-year facility at 12.5 basis points.

  The combined weighted average interest rate of all short-term debt, including facility fees and commercial paper borrowings of CNA was 2.3% and 7.4% at December 31, 2002 and 2001.

  On September 30, 2002, CNA Surety Corporation ("CNA Surety"), a 64.0% owned and consolidated subsidiary of CNA, entered into a $65.0 million credit agreement with one bank, which consisted of a $35.0 million 364-day revolving credit facility and a $30.0 million three-year term loan, payable semi-annually at a rate of $5.0 million. The credit agreement replaced a $130.0 million five-year revolving credit facility that terminated September 30, 2002. The new revolving credit facility was fully utilized at inception.

  The terms of the new credit facility agreement required the assumption by a second bank of $15.0 million of the credit risk by November 30, 2002 or CNA Surety would be required to repay $15.0 million to reduce the amount of the credit facility commitment from $35.0 to $20.0 million. On November 29, 2002, CNA Surety repaid $11.0 million of the outstanding borrowings and arranged for the due date on the remaining $4.0 million to be delayed to March 31, 2003. A second bank subsequently assumed $10.0 million of the credit risk resulting in an additional $6.0 million of outstanding borrowings, leaving the credit facility commitment at $30.0 million. As of December 31, 2002, the revolving credit facility was fully utilized.

  Under the new credit facility agreement, CNA Surety pays a facility fee of
12.5 basis points, interest at LIBOR plus 45.0 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At December 31, 2002, the weighted-average interest rate on the $60.0 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.0%.

  Under the former credit facility agreement, CNA Surety paid interest on outstanding borrowings based on, among other rates, LIBOR plus the applicable margin. The applicable margin was determined by the company's leverage ratio (debt to total capitalization). At the termination date of the old facility, the applicable margin was 30.0 basis points, including the 10.0 basis point facility fee. At December 31, 2001, the weighted-average interest rate on the borrowings under the facility, including facility fees, was 2.6%.

  The terms of CNA's and CNA Surety's credit facilities require CNA and CNA Surety to maintain certain financial ratios and combined property and casualty company statutory surplus levels. At December 31, 2002 and 2001, CNA and CNA Surety were in compliance with all restrictive debt covenants.

  The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $433.0 million in 2003, $266.7 million in 2004, $564.0 million in 2005, $554.9 million in 2006 and $1,224.9 million in 2007.

  CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $30.0 million at December 31, 2002.

  CNA's ability to pay dividends and other credit obligations is significantly dependent on receipt of dividends from subsidiaries. The payment of dividends to CNA by its insurance subsidiaries without prior approval of the insurance department of each subsidiary's domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.

  Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2002, CCC's earned surplus is in a positive position, thereby enabling CCC to pay approximately $1,069.0 million of dividend payments during 2003 that would not be subject to the Department's prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

  CCC's positive earned surplus at December 31, 2002 is contrasted to its negative earned surplus position at December 31, 2001. Prompted, in part, by the negative earned surplus position at December 31, 2001, CNA embarked on a capital realignment initiative within the CCC intercompany reinsurance pool ("Pool") during 2002, the benefits of which included the restoration of CCC's earned surplus to a positive position. This initiative involved the payment of dividends to CCC from its insurance subsidiaries during the fourth quarter of 2002. As a result of this distribution of the cumulative earnings of CCC's insurance subsidiaries, CCC's earned surplus was restored to a positive level at December 31, 2002, approximating $1,069.0 million.

  This initiative involved a change to the underwriting structure of CCC and eight of its subsidiaries from the Pool structure to a structure in which CCC assumes 100% of the net underwriting risks of the group of companies formerly comprising the pool. This is CNA's first step in a multi-year project to reduce duplicative legal entities, thereby facilitating more efficient operations and cost savings.

  In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend payments for the CIC pool are restricted to internal and external debt service requirements through September of 2003, up to a maximum of $85.0 million annually, without the prior approval of the New Hampshire Insurance Department.

Note 13. Comprehensive Income (Loss)

  The components of accumulated other comprehensive income (loss) are as follows:


                                                                                    Accumulated
                                                                                       Other
                                            Unrealized                   Minimum   Comprehensive
                                          Gains (Losses)    Foreign      Pension       Income
                                          on Investments    Currency    Liability      (Loss)
------------------------------------------------------------------------------------------------
(In millions)

Balance, December 31, 1999                   $  995.7       $  24.5      $  (3.6)    $  1,016.6
Unrealized holding gains, net
 of tax of $157.5                               281.5                                     281.5
Adjustment for items included in net
 income, net of tax of $312.7                  (516.9)                                   (516.9)
Foreign currency translation adjustment,
 net of tax of $0.9                                           (24.2)                      (24.2)
Minimum pension liability adjustment,
 net of tax of $0.2                                                         (0.3)          (0.3)
------------------------------------------------------------------------------------------------
Balance, December 31, 2000                      760.3           0.3         (3.9)         756.7
Unrealized holding losses, net of tax
 of $6.4                                        (13.8)                                    (13.8)
Adjustment for items included in net loss,
 net of tax of $357.8                          (583.8)                                   (583.8)
Foreign currency translation adjustment,
 net of tax of $0.4                                             4.7                         4.7
Minimum pension liability adjustment,
 net of tax of $13.0                                                       (19.6)         (19.6)
Cumulative effect of changes in accounting
 principles, net of tax of $31.0                 50.5                                      50.5
------------------------------------------------------------------------------------------------
Balance, December 31, 2001                      213.2           5.0        (23.5)         194.7
Unrealized holding gains, net of tax
 of $109.8                                      234.3                                     234.3
Adjustment for items included in net
 income, net of tax of $81.5                    120.1                                     120.1
Foreign currency translation adjustment,
 net of tax of $0.4                                           (16.6)                      (16.6)
Minimum pension liability adjustment,
 net of tax of $1.3                                                          5.8            5.8
------------------------------------------------------------------------------------------------
Balance, December 31, 2002                   $  567.6       $ (11.6)     $ (17.7)    $    538.3
================================================================================================

Note 14.  Significant Transactions

Variable Life and Annuity Transaction

  In July of 2002, CNA entered into an agreement, whereby Phoenix acquired the variable life and annuity business of VFL through a coinsurance arrangement, with modified coinsurance on the separate accounts.

  As a result of this agreement, Phoenix assumed net assets of $6.0 million. At December 31, 2002, approximately $479.0 million of separate account assets and $479.0 million of separate account policy reserves related to the variable life and annuity business continue to be held by CNA and are reported in Separate account business in the assets and liabilities sections of the Consolidated Balance Sheet. The assets and liabilities of the variable life and annuity business were $637.0 million (primarily separate account assets) and $637.0 million (primarily separate account policy reserves) as of December 31, 2001.

  The variable life and annuity business' premiums and fee income were $8.0, $11.0 and $5.0 million for the years ended December 31, 2002, 2001 and 2000. Net loss was $4.5, $38.5 and $10.4 million for the years ended December 31, 2002, 2001 and 2000.

National Postal Mail Handlers Union Contract Termination

  During the second quarter of 2002, CNA sold Claims Administration Corporation and transferred the National Postal Handlers Union group benefits plan (the "Mail Handlers Plan") to First Health Group Corporation. As a result of this transaction CNA recognized a $7.0 million pretax realized loss on the sale of Claims Administration Corporation and $15.0 million of pretax non-recurring fee income related to the transfer of the Mail Handlers Plan.

  The assets and liabilities of Claims Administration Corporation and the Mail Handlers Plan were $352.0 and $350.0 million at December 31, 2001. The revenues of Claims Administration Corporation and the Mail Handlers Plan were $1,151.0, $2,231.0 and $2,081.0 million for the years ended December 31, 2002, 2001 and 2000.

  Net income from Claims Administration Corporation and Mail Handlers Plan was $4.5 million, including the non-recurring fee income, $14.0 and $5.2 million for the years ended December 31, 2002, 2001 and 2000.

CNA Vida Disposition

  In the first quarter of 2002, CNA completed the sale of the common stock of CNA Holdings Limited and its subsidiaries ("CNA Vida"), CNA's life operations in Chile, to Consorcio Financiero S.A. ("Consorcio"). In connection with the sale, CNA received proceeds of $73.0 million and recorded a loss from discontinued operations of $31.0 million, after tax and minority interest of $9.3 and $4.0 million. This loss is composed of a $32.8 million realized loss on the sale of CNA Vida and income of $1.8 million from CNA Vida's operations for 2002.

  CNA Vida's assets and liabilities at December 31, 2001 were $442.0 and $337.0 million. CNA Vida's net earned premiums were $24.0, $77.0 and $86.0 million for the years ended December 31, 2002, 2001 and 2000. Net income was $1.8, $9.4 and $4.5 million for the years ended 2002, 2001 and 2000. CNA Vida's results of operations, including the loss on sale, are presented as discontinued operations in all periods presented.

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

  MARC assumed approximately $294.0 million of liabilities (primarily future policy benefits and claim reserves) and approximately $209.0 million in assets (primarily uncollected premiums and deferred acquisition costs). The net gain of approximately $1.7 million from the reinsurance transaction has been recorded as deferred revenue and will be recognized in income as CNA Life Re's assumed contracts are novated to MARC.

  The CNA Life Re business contributed net earned premiums of $229.0 million and net income of $15.6 million for the year ended December 31, 2000.

Other Dispositions of Certain Businesses

  During the second quarter of 2001, CNA announced its intention to sell certain businesses. The assets being held for disposition included CNA Re U.K. and certain other businesses. Based upon the impairment analyses performed at that time, CNA anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these sales, CNA estimated the net realizable value of each business being held for sale. An estimated loss of $278.4 million, after tax and minority interest, was initially recorded in the second quarter of 2001. This loss was reported in investment losses in the Consolidated Statements of Operations.

  In the fourth quarter of 2001, CNA sold certain businesses as planned. The realized loss after tax and minority interest applicable to these businesses, recognized in the second quarter of 2001 was $33.1 million. Revenues of these businesses included in the years ended December 31, 2001 and 2000 totaled approximately $33.0 and $37.0 million. These businesses contributed approximately $9.6 and $6.9 million of net losses in the years ended December 31, 2001 and 2000.

  CNA regularly updates its impairment analyses and adjusts its loss as necessary. Based on these updated analyses, the impairment loss was reduced by approximately $150.7 million after tax and minority interest in the fourth quarter of 2001, primarily because the net assets of the businesses had been significantly diminished by their operating losses, including adverse loss reserve development recognized by CNA Re U.K. in the fourth quarter of 2001. The reduction of the impairment was included in investment gains in the Consolidated Statements of Operations.

  The statutory surplus of CNA Re U.K. was below the required regulatory minimum surplus level at December 31, 2001. CCC contributed $120.0 million of capital on March 25, 2002 bringing the capital above the regulatory minimum.

  On October 31, 2002, CNA completed the sale of CNA Re U.K. to Tawa UK Limited ("Tawa"), a subsidiary of Artemis Group, a diversified French-based holding company. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below. In October, the sale was approved in the United Kingdom by the Financial Services Authority ("FSA") and by the Illinois Insurance Department. This sale does not impact CNA Re's on-going U.S.-based operations.

  The purchase price was $1, subject to adjustments based primarily upon the results of operations and realized foreign currency losses of CNA Re U.K. The final purchase price adjustments were prepared by Tawa and have been agreed to by CNA. Under the terms of the purchase price adjustment, CCC is entitled to receive $5.0 million from Tawa after Tawa is able to legally withdraw funds from the former CNA Re U.K. entities. CCC has also committed to contribute up to $5.0 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the FSA deem those entities to be undercapitalized. The purchase price adjustment related to foreign currency losses resulted in CNA contributing additional capital to CNA Re U.K. of $11.0 million. As the sale and related agreements have now been completed, CNA has finalized its impairment analysis based upon the terms of the completed transactions. As such, in the fourth quarter of 2002, the impairment loss was reduced by approximately $35.1 after tax and minority interest. The reduction of the impairment was included in net realized investment gains.

  Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. were terminated. As part of the sale, CNA Re U.K.'s net exposure to all IGI Program liabilities was assumed by CCC. Further, CCC is providing a $100.0 million stop loss cover attaching at carried reserves on CNA Re U.K.'s 2001 underwriting year exposures for which CCC received premiums of $25.0 million.

  CNA Re U.K. had revenues of approximately $48.0, $280.0 and $605.0 million for the three years ended December 31, 2002, 2001 and 2000. CNA Re U.K. had net losses of $19.7, $327.3 and $137.3 million for the years ended December 31, 2002, 2001 and 2000. The assets and liabilities of CNA Re U.K., including the effects of the concurrent transactions, were approximately $2,442.0 and $2,357.0 million at the date of sale and $2,557.0 and $2,541.0 million as of December 31, 2001.

Personal Insurance Transaction

  On October 1, 1999, certain subsidiaries of CNA completed a transaction with Allstate, whereby CNA's Personal Insurance lines of business and related employees were transferred to Allstate. Approximately $1.1 billion of cash and $1.1 billion of additional assets (primarily premium receivables and deferred acquisition costs) were transferred to Allstate, and Allstate assumed $2.2 billion of claim and claim adjustment expense reserves and unearned premium reserves. Additionally, CNA received $140.0 million in cash, which consisted of (1) $120.0 million in ceding commission for the reinsurance of the CNA personal insurance business by Allstate and (2) $20.0 million for an option exercisable during 2002 to purchase 100% of the common stock of five CNA insurance subsidiaries at a price equal to the GAAP carrying value as of the exercise date. Also, CNA invested $75.0 million in a ten-year equity-linked note issued by Allstate.

  As of December 10, 2001, Allstate and CNA agreed to modify a number of the original terms of the transaction. The following is an overview of the significant modifications to the terms of the original agreement:

(1) CNA has substituted subsidiaries for the originally named subsidiaries and extended the purchase option period for the substituted subsidiaries through 2005. CNA has compensated Allstate for the postponement of its right to exercise the option due to the substitution of companies in the amount of $7.0 million, reducing the original payment from Allstate of $20.0 million to approximately $13.0 million. The $13.0 million will continue to be deferred and will not be recognized until Allstate exercises its option, at which time it will be recorded as a realized gain.

(2) The $75.0 million ten-year equity-linked note issued by Allstate in October of 1999 was redeemed by Allstate at par plus accrued interest.

  An amendment to the December of 2001 Option Agreement was signed by both Allstate and CNA in December of 2002. The amendment modified certain terms and provisions of the Option Agreement related to the option companies and licenses needed to be acquired, and substituted payment for certain of the licenses in one of the option companies provided for in the December 10, 2001 transaction.

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

  CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA's obligation with respect to unallocated claim adjustment expenses was settled at the transaction date and is therefore not subject to the sharing arrangement.

  CNA must reimburse Allstate for 80% of the first $40.0 million of payments in excess of $1.0 billion, and for 90% of any additional payments in excess of the first $40.0 million. CNA must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1.0 billion. CNA's remaining obligation valued under this loss sharing provision as of October 1, 2003 will be settled by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies are expected to exceed $1.0 billion during 2003. CNA has established reserves for its estimated liability under this loss sharing arrangement.

  The retroactive portion of the reinsurance transaction, consisting primarily of the cession of claim and claim adjustment expense reserves approximating $1.0 billion, was not recognized as reinsurance because the criteria for risk transfer were not met for this portion of the transaction. The related consideration paid was recorded as a deposit and is included in reinsurance receivables in the Consolidated Balance Sheets. The prospective portion of the transaction, which as of the transaction date consisted primarily of the cession of $1.1 billion of unearned premium reserves, has been recorded as reinsurance. The related consideration paid was recorded as prepaid reinsurance premiums. Premiums ceded after the transaction date follow this same treatment.

  CNA recognized a realized loss of approximately $33.4 million after tax and minority interest, in 1999 related to the transaction, consisting primarily of the accrual of lease obligations and the write-down of assets that related specifically to the Personal Insurance lines of business. The $120.0 million ceding commission related to the prospective portion of the transaction has been recognized in proportion to the recognition of the unearned premium reserves to which it relates. Ceding commission earned was $69.0 and $51.0 million in 2000 and 1999. Royalty fees earned in 2002, 2001 and 2000 were approximately $27.0, $26.0 and $27.0 million.

Note 15.  Discontinued Operations

  The Company reports CNA's net assets of discontinued operations, which primarily consists of run-off operations discontinued in the mid-1990's, in other assets in the Consolidated Balance Sheets. The following table provides more detailed information regarding those net assets.


December 31                                                 2002         2001
------------------------------------------------------------------------------
(In millions)

Total investments                                       $  443.0     $  467.0
Other assets                                               295.0        264.0
Insurance reserves                                        (402.0)      (412.0)
Other liabilities                                          (32.0)       (25.0)
------------------------------------------------------------------------------
Net assets of discontinued operations                   $  304.0     $  294.0
==============================================================================

Note 16. Restructuring and Other Related Charges

  In 2001, CNA finalized and approved two separate restructuring plans. The first plan related to CNA's Information Technology operations (the "IT Plan"). The second plan related to restructuring the property and casualty segments and Life Operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the "2001 Plan").

  IT Plan - The overall goal of the IT Plan was to improve technology for the underwriting function and throughout CNA and to eliminate inefficiencies in the deployment of IT resources. The changes facilitated a strong focus on enterprise-wide system initiatives. The IT Plan had two main components, which included the reorganization of IT resources into the Technology and Operations Group with a structure based on centralized, functional roles and the implementation of an integrated technology roadmap that included common architecture and platform standards that directly support CNA's strategies.

  As summarized in the following table, during 2001, CNA incurred $62.0 million, pretax, or $35.0 million after tax and minority interest, of restructuring and other related charges for the IT Plan. During 2002, $4.0 million pretax, or $2.6 million after tax and minority interest, of this accrual was reduced.


                                         Employee
                                       Termination    Impaired
                                       and Related     Asset   Other
Year Ended December 31, 2001          Benefit Costs   Charges  Costs     Total
------------------------------------------------------------------------------
(In millions)

Standard Lines                           $  5.0       $  1.0            $  6.0
Specialty Lines                             2.0                            2.0
------------------------------------------------------------------------------
Total Property and Casualty                 7.0          1.0               8.0
Life Operations                                         17.0              17.0
Other Insurance                            22.0         14.0    $ 1.0     37.0
------------------------------------------------------------------------------
Total                                    $ 29.0       $ 32.0    $ 1.0   $ 62.0
==============================================================================

  In connection with the IT Plan, after the write-off of impaired assets, CNA accrued $30.0 million of restructuring and other related charges in 2001 (the "IT Plan Initial Accrual"). These charges primarily related to $29.0 million of workforce reductions of approximately 260 positions gross and net and $1.0 million of other costs. The following table summarizes the IT Plan Initial Accrual and the activity in that accrual during 2001 and 2002.


                                         Employee
                                       Termination    Impaired
                                       and Related     Asset   Other
Year ended December 31, 2001          Benefit Costs   Charges  Costs     Total
------------------------------------------------------------------------------
(In millions)

IT Plan Initial Accrual                  $ 29.0       $ 32.0    $ 1.0  $ 62.0
Costs that did not require cash                        (32.0)           (32.0)
Payments charged against liability        (19.0)                        (19.0)
------------------------------------------------------------------------------
Accrued costs at December 31, 2001         10.0                   1.0    11.0
Payments charged against liability         (2.0)                         (2.0)
Reduction of accrual                       (3.0)                 (1.0)   (4.0)
------------------------------------------------------------------------------
Accrued costs at December 31, 2002       $  5.0                        $  5.0
==============================================================================

  Through December 31, 2002, 249 employees were released due to the IT Plan, nearly all of whom were technology support staff. In December of 2002, the accrual was reduced by $4.0 million in the Other Insurance segment primarily related to employee termination costs.

  2001 Plan - The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units ("SBUs") in the property and casualty operations, changes in the strategic focus of the Life Operations and Group Operations and consolidation of real estate locations. The reduction in the number of property and casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Group Operations included a decision to discontinue the variable life and annuity business.

  As summarized in the following table, during 2001, CNA incurred $189.0 million pretax, or $109.4 million after tax and minority interest, of restructuring and other related charges for the 2001 Plan. During 2002, $32.0 million pretax, or $18.4 million after tax and minority interest, of this accrual was reduced.


                                         Employee
                                       Termination      Lease      Impaired
                                       and Related   Termination     Asset      Other
Year Ended December 31, 2001          Benefit Costs     Costs       Charges     Costs     Total
------------------------------------------------------------------------------------------------
(In millions)

<s>                                     <c>.          <c>           <c>         <c>       <c>
Standard Lines                          $ 40.0                                            $ 40.0
Specialty Lines                            7.0                                               7.0
CNA Re                                     2.0        $ 4.0                                  6.0
------------------------------------------------------------------------------------------------
Total Property and Casualty               49.0          4.0                                 53.0
Group Operations                           7.0                                  $ 35.0      42.0
Life Operations                            3.0                      $ 9.0                   12.0
Other Insurance                            9.0         52.0          21.0                   82.0
------------------------------------------------------------------------------------------------
Total                                   $ 68.0        $56.0         $30.0       $ 35.0    $189.0
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

  In connection with the 2001 Plan, CNA accrued $189.0 million of these restructuring and other related charges (the "2001 Plan Initial Accrual"). These charges included employee termination and related benefit costs, lease termination costs, impaired asset charges and other costs. The following table summarizes the 2001 Plan Initial Accrual and the activity in that accrual during 2001 and 2002.


                                         Employee
                                       Termination      Lease      Impaired
                                       and Related   Termination     Asset      Other
                                      Benefit Costs     Costs       Charges     Costs     Total
------------------------------------------------------------------------------------------------
(In millions)

<s>                                     <c>.          <c>           <c>         <c>      <c>
2001 Plan Initial Accrual               $  68.0       $ 56.0        $ 30.0      $ 35.0   $189.0
Costs that did not require cash                                                  (35.0)   (35.0)
Payments charged against liability         (2.0)                                           (2.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 2001         66.0         56.0          30.0                152.0
Costs that did not require cash            (1.0)        (3.0)         (9.0)               (13.0)
Payments charged against liability        (53.0)       (12.0)         (4.0)               (69.0)
Reduction of accrual                      (10.0)        (7.0)        (15.0)               (32.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 2002      $   2.0       $ 34.0        $  2.0               $ 38.0
================================================================================================

  The following table summarizes the reduction of the accrual by segment in 2002.


                                                Employee
                                              Termination      Lease      Impaired
                                              And Related   Termination     Asset
Year Ended December 31, 2002                 Benefit Costs     Costs       Charges        Total
------------------------------------------------------------------------------------------------
(In millions)

<s>                                            <c>.          <c>           <c>          <c>
Standard Lines                                 $  (8.0)                                 $  (8.0)
Specialty Lines                                   (1.0)                                    (1.0)
------------------------------------------------------------------------------------------------
Total Property and Casualty                       (9.0)                                    (9.0)
Life Operations                                                            $ (1.0)         (1.0)
Other Insurance                                   (1.0)      $  (7.0)       (14.0)        (22.0)
------------------------------------------------------------------------------------------------
Total                                          $ (10.0)      $  (7.0)      $(15.0)      $ (32.0)
================================================================================================

  The 2001 Plan charges incurred and accrued by Standard Lines were $40.0 million in 2001, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 1,063 positions gross and net, of which $27.0 million related to severance and outplacement costs and $13.0 million related to other salary costs. Through December 31, 2002, approximately 882 employees net were released due to the 2001 Plan. Approximately 39.0% of these employees were administrative, technology or financial support staff; approximately 52.0% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 9.0% of these employees were in various other positions. During December of 2002, $8.0 million of the accrual was reduced primarily due to successful redeployment of employees to other positions within the organization. An accrual of $1.0 million remained at December 31, 2002 relating to employee termination costs which will be paid in 2003.

  The 2001 Plan charges incurred and accrued by Specialty Lines were $7.0 million in 2001, related entirely to employee termination and related benefit costs for planned reductions in the workforce of 177 positions gross and net, of which $5.0 million related to severance and outplacement costs and $2.0 million related to other salary costs. Through December 31, 2002, approximately 126 employees net were released due to the 2001 Plan. Approximately 26.0% of these employees were administrative, technology or financial support staff; approximately 63.0% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 11.0% of these employees were in various other positions. During December of 2002, the accrual was reduced by $1.0 million. An accrual of $1.0 million remained at December 31, 2002 relating to employee termination costs which will be paid in 2003.

  The 2001 Plan charges incurred and accrued by CNA Re were $6.0 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 33 positions gross and net, amounted to $2.0 million, all of which related to severance and outplacement costs. Payments of $1.0 million were made in 2002 for approximately 15 employees net released through December 31, 2002 due to the 2001 Plan. The remaining $4.0 million of charges incurred by CNA Re related to lease termination costs. Approximately $1.0 million was paid in 2002 related to lease termination costs. As a result of the sale of CNA Re U.K., the remaining accrual related to CNA Re of $4.0 million was reduced. See Note 14 for further discussion of the sale.

  The 2001 Plan charges incurred and accrued by Group Operations were $42.0 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 187 positions, gross and net, amounted to $7.0 million. Through December 31, 2002, 82 employees net in Group Operations were released due to the 2001 Plan. Approximately 28.0% of these employees were administrative, technology or financial support staff; and approximately 72.0% of these employees were underwriters, claim adjusters and related insurance services staff. Other costs of $35.0 million in Group Operations relate to a write-off of deferred acquisition costs on in-force variable life and annuity contracts, as CNA believes that the decision to discontinue these products will negatively impact the persistency of the business.

  The 2001 Plan charges incurred and accrued by Life Operations were $12.0 million. Costs related to employee termination and related benefit costs for planned reductions in workforce of 207 positions gross and net, amounted to $3.0 million, which related primarily to severance and outplacement costs. Through December 31, 2002, approximately 144 employees net were released due to the 2001 Plan. Approximately 23.0% of these employees were administrative, technology or financial support staff; approximately 65.0% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 12.0% of these employees were in various other positions. Life Operations incurred and accrued $9.0 million of impaired asset charges related to software in 2001. In December of 2002, the remaining $1.0 million of this accrual was reduced.

  The 2001 Plan charges incurred and accrued by the Other Insurance segment were $82.0 million. Costs related to employee termination and related benefit costs for planned reductions in the workforce of 194 positions gross and net, amounted to $9.0 million, of which $6.0 million related to severance and outplacement costs and $3.0 million related to other salary costs. Through December 31, 2002, 157 employees net were released due to the 2001 Plan. Approximately 63.0% of these employees were administrative, technology or financial support staff; approximately 28.0% of these employees were underwriters, claim adjusters and related insurance services staff; and approximately 9.0% of these employees were in various other positions. In December of 2002, $1.0 million of the accrual was reduced for employee termination and related benefit costs. The Other Insurance segment also incurred $73.0 million of lease termination and asset impairment charges related to office closure and consolidation decisions not within the control of the other segments affected. Additionally, $7.0 million was reversed and included in 2002 income relating to lease obligations and $14.0 million relating to impaired asset charges. CNA's original plan contained a timeline to consolidate and reduce the number of office locations. Due to unfavorable conditions in the commercial real estate market, certain office relocations and consolidations occurred later than planned. As a result of such delays, a portion of the planned leasehold write-offs and vacant office space were expensed as period costs, resulting in an excess initial accrual.

  At December 31, 2001, an accrual of $1.0 million for lease termination costs remained related to the August 1998 restructuring. In December of 2002, this accrual was reduced.

Note 17. Benefit Plans

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

  In 2000, CNA recorded pretax curtailment charges of approximately $13.0 million related to employee's elections regarding participation in a defined benefit pension plan. This change resulted in a reduction of the pension benefit obligation of $37.0 million.

  The weighted average rates used in the actuarial assumptions were:


                                   Pension Benefits                Other Postretirement Benefits
                       ----------------------------------------    -----------------------------
Year Ended December 31        2002          2001          2000        2002     2001      2000
------------------------------------------------------------------------------------------------

Discount rate                  6.8%          7.3%          7.5%        6.8%     7.3%     7.5%
Expected return on
 plan assets           7.5% to 8.0%  7.5% to 9.0%  7.8% to 8.0%
Rate of compensation
 increase              5.3% to 5.8%  5.3% to 5.8%  5.5% to 5.8%
------------------------------------------------------------------------------

  Net periodic benefit cost components:


                                   Pension Benefits                Other Postretirement Benefits
                       ----------------------------------------    -----------------------------
Year Ended December 31    2002          2001          2000               2002     2001      2000
------------------------------------------------------------------------------------------------
(In millions)

Service cost           $  50.9       $  51.4       $  45.1             $  9.3   $  9.5   $ 10.1
Interest cost            200.3         195.2         187.4               35.5     33.8     33.0
Expected return on
 plan assets            (206.1)       (194.5)       (172.2)
Amortization of
 unrecognized net asset                  0.5           5.6
Amortization of
 unrecognized net
 loss (gain)               5.3           2.8           2.5                        (2.7)    (4.4)
Amortization of
 unrecognized prior
 service cost              6.8           7.6           7.7              (17.5)   (17.8)   (17.6)
Curtailment loss          (7.5)          2.8          12.9               (0.1)    (3.6)
Special terminati
 on benefit                              1.7
Settlement Loss           10.9
------------------------------------------------------------------------------------------------
Net periodic
 benefit cost          $  60.6       $  67.5       $  89.0            $  27.2   $ 19.2   $  21.1
================================================================================================

  For measurement purposes, a trend rate for covered costs from 4.0% to 9.0% pre-65 and 11.0% post-65, was used. These trend rates are expected to decrease gradually to an ultimate rate of 4.0% to 5.0% at a rate of 0.5% per annum. The health care cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase (or decrease) in the assumed health care cost trend rate of 1% would increase (or decrease) the postretirement benefit obligation as of December 31, 2002 by $24.7 (or $22.7) million and the total of service and interest cost components of net periodic postretirement benefit cost for 2002 by $2.4 (or $2.2) million.

  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were $2,363.2, $2,112.6 and $2,023.5 million, respectively, at December 31, 2002 and $2,202.2, $1,938.3 and $1,951.7
million, respectively, at December 31, 2001.

  The following provides a reconciliation of benefit obligations:


                                           Pension Benefits        Other Postretirement Benefits
                                      -------------------------    -----------------------------
                                           2002         2001               2002        2001
------------------------------------------------------------------------------------------------
(In millions)

Change in benefit
 obligation:

Benefit obligation at January 1       $ 2,885.7    $ 2,668.2           $  503.8   $   458.6
Service cost                               50.9         51.4                9.3         9.5
Interest cost                             200.3        195.2               35.5        33.8
Plan participants' contributions                                           11.3         9.8
Amendments                                 13.1                            12.6        (0.7)
Actuarial loss                            158.6        156.1               38.7        43.3
Benefits paid from plan assets           (207.0)      (185.6)             (49.8)      (43.5)
Curtailment                                15.9         (1.3)              (0.2)       (7.0)
Special termination benefits                             1.7
------------------------------------------------------------------------------------------------
Benefit obligation at December 31       3,117.5      2,885.7              561.2       503.8
------------------------------------------------------------------------------------------------

Change in plan assets:

Fair value of plan assets
 at January 1                           2,723.6     2,481.1
Actual return on plan assets              266.2       213.6
Company contributions                      37.9       214.5               38.4         33.7
Plan participants' contributions                                          11.4          9.8
Curtailment                                18.7
Benefits paid from plan assets           (207.0)     (185.6)             (49.8)       (43.5)
------------------------------------------------------------------------------------------------
Fair value of plan assets at
 December 31                            2,839.4     2,723.6
------------------------------------------------------------------------------------------------

Benefit obligation over plan assets      (278.1)     (162.1)            (561.2)      (503.8)
Unrecognized net actuarial loss (gain)    426.0       319.7               72.7         33.6
Unrecognized prior service cost
 (benefit)                                 48.7        42.1              (76.0)      (105.7)
------------------------------------------------------------------------------------------------
Accrued benefit cost                   $  196.6    $  199.7          $  (564.5)   $  (575.9)
================================================================================================

Amounts recognized in the
 Consolidated Balance Sheets
 consist of:

Prepaid benefit cost                   $  281.7    $  278.4
Accrued benefit liability                (116.3)     (104.0)         $  (564.5)   $  (575.9)
Intangible asset                            0.2         0.2
Accumulated other comprehensive
  income                                   31.0        25.1
------------------------------------------------------------------------------------------------
Net amount recognized                  $  196.6    $  199.7          $  (564.5)   $  (575.9)
================================================================================================

  Savings Plans - The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees' contributions. The contributions by the Company and its subsidiaries to these plans amounted to $64.4, $67.2 and $61.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  Stock Option Plans - In 2000, shareholders approved the Loews Corporation 2000 Stock Option Plan (the "Loews Plan"). The aggregate number of shares of Loews Common Stock for which options may be granted under the Loews Plan is 2,000,000, and the maximum number of shares of Loews Common Stock with respect to which options may be granted to any individual in any calendar year is 400,000. The exercise price per share may not be less than the fair market value of the Common Stock on the date of grant. Generally, options vest ratably over a four-year period and expire in ten years.

  A summary of the Loews Plan's stock option transactions follows:


                                          2002                 2001                2000
                                  --------------------------------------------------------------
                                             Weighted             Weighted             Weighted
                                             Average              Average              Average
                                  Number of  Exercise  Number of  Exercise  Number of  Exercise
                                    Shares   Price     Shares     Price     Shares     Price
------------------------------------------------------------------------------------------------

Options outstanding, January 1    535,700    $39.002   264,000    $30.140
 Granted                          315,300     58.723   284,800     46.918   264,000    $30.140
 Exercised                        (13,500)    37.318   (11,900)    30.140
 Canceled                         (10,500)    40.079    (1,200)    55.860
------------------------------------------             -------              --------
Options outstanding, December 31  827,000     46.535   535,700     39.002   264,000    $30.140
================================================================================================
Options exercisable, December 31  195,300    $37.594    66,850    $32.776
================================================================================================
Shares available for grant,
 December 31                    1,147,600            1,452,400            1,736,000
================================================================================================

  The following table summarizes information about the Company's stock options outstanding in connection with the Loews Plan at December 31, 2002:


                                         Options Outstanding           Options Exercisable
                                  --------------------------------------------------------------
                                               Weighted     Weighted                   Weighted
                                               Average      Average                    Average
                                  Number of    Remaining    Exercise      Number of     Exercise
                                    Shares     Price        Price          Shares        Price
------------------------------------------------------------------------------------------------

$30.140                            240,250      6.9         $30.140       114,150       $30.140
$46.705                            258,450      7.9          46.705        61,800        46.710
$41.180 - $63.420                   36,100      8.6          52.479        19,350        52.468
$59.130                            292,200      8.9          59.130

  In February 2002, shareholders approved the Carolina Group 2002 Stock Option Plan (the "Carolina Group Plan") in connection with the issuance of Carolina Group stock. The aggregate number of shares of Carolina Group stock for which options may be granted under the Carolina Group Plan is 1,500,000; and the maximum number of shares of Carolina Group stock with respect to which options may be granted to any individual in any calendar year is 200,000. The exercise price per share may not be less than the fair market value of the stock on the date of the grant. Generally, options vest ratably over a four-year period and expire in ten years. The weighted average remaining contractual life of options granted was 9.1 years.

A summary of the Carolina Group Plan transactions follows:

                                                                      Weighted
                                                                       Average
                                                       Number of      Exercise
                                                        Shares         Price
------------------------------------------------------------------------------

Options outstanding, January 1, 2002
 Granted                                                202,000        $28.000
 Canceled                                                (7,000)        28.000
------------------------------------------------------------------------------
Options outstanding, December 31, 2002                  195,000        $28.000
==============================================================================
Options exercisable, December 31, 2002                    3,000        $28.000
==============================================================================
Shares available for grant, December 31, 2002         1,305,000
==============================================================================

  The fair value of granted options for the Loews Plan and Carolina Group Plan were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions and results:


Year Ended December 31                                2002     2001     2000
------------------------------------------------------------------------------

Loews Plan:
 Expected dividend yield                               1.0%     1.1%     1.6%
 Expected volatility                                  29.2%    35.2%    33.4%
 Weighted average risk-free interest rate              5.4%     5.3%     6.7%
 Expected holding period (in years)                    5.0      5.0      5.0
 Weighted average fair value of options             $18.68   $16.90   $10.73

Carolina Group Plan:
 Expected dividend yield                               6.4%
 Expected volatility                                  44.0%
 Weighted average risk-free interest rate              5.5%
 Expected holding period (in years)                    5.0
 Weighted average fair value of options             $ 7.40

Note 18. Reinsurance

  CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. Reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA's retained amount varies by type of coverage. Generally, property risks are reinsured on an excess of loss, per risk basis. Liability coverages are generally reinsured on a quota share basis in excess of CNA's retained risk. CNA's ceded life reinsurance includes utilization of coinsurance, yearly renewable term and facultative programs. A majority of the reinsurance utilized by CNA's life insurance operations relates to term life insurance policies. Term life insurance policies issued from 1994 onward are generally ceded at 60%-90% of the face value. Universal Life policies issued from 1998 onward are generally ceded at 75% of the face value.

  CNA's overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this note, that are entered into and accounted for on a "funds withheld" basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer's margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract is recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA's retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Balance Sheets.

  Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in investment income, was $239.6, $241.4 and $86.9 million for the years ended December 31, 2002, 2001 and 2000. The amount subject to interest crediting rates on such contracts was $2,766.0 and $2,724.0 million at December 31, 2002 and 2001.

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

  Amounts receivable from reinsurers were $12,695.3 and $13,823.4 million at December 31, 2002 and 2001. Of these amounts, $957.0 and $838.0 million were billed to reinsurers as of December 31, 2002 and 2001, as reinsurance contracts generally require payment of claims by the ceding company before the amount can be billed to the reinsurer. The remaining receivable relates to the estimated case and IBNR reserves and future policyholder benefits ceded under reinsurance contracts.

  CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4,825.0 and $3,696.0 million at December 31, 2002 and 2001.

  CNA's largest recoverables from a single reinsurer at December 31, 2002, including prepaid reinsurance premiums, were approximately $2,090.0, $1,456.0, $890.0, $616.0, $598.0 and $541.0 million from subsidiaries of Allstate, subsidiaries of Hannover Reinsurance (Ireland) Ltd., American Reinsurance Company, European Reinsurance Company of Zurich, subsidiaries of Gerling Global Reinsurance Corporation, and Lloyd's Underwriters.

  CNA has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. CNA's principal credit exposures from these recent events arise from reinsurance receivables from Gerling Global ("Gerling"), Trenwick and Commercial Risk insurance groups. At December 31, 2002, CNA had approximately $926.0 million of reinsurance receivables from these reinsurers, of which $384.0 million was not supported by collateral. The majority of the uncollateralized receivables were due from U.S.-domiciled insurers. Of the $384.0 million of reinsurance receivables unsupported by collateral, $170.0 million relates to Gerling. Gerling has stated that CNA transfer approximately $204.0 million of funds withheld balances on three treaties relating to CNA HealthPro to a trust established by Gerling for the benefit of CNA or in the absence of such transfer, that these treaties be commuted. CNA has taken Gerling's statement under advisement.

  CNA has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $195.7 and $170.0 million at December 31, 2002 and 2001.

  Insurance claims and policyholders' benefits reported in the Consolidated Statements of Operations are net of reinsurance recoveries of $4,164.0, $7,221.0 and $3,755.0 million for the years ended December 31, 2002, 2001 and 2000.

  Life premiums are primarily from long duration contracts and property and casualty premiums and accident and health premiums are primarily from short duration contracts.

The effects of reinsurance on earned premiums are shown in the following table:


                                                                                        Assumed/
                                         Direct     Assumed     Ceded         Net         Net %
------------------------------------------------------------------------------------------------
(In millions)

Year Ended December 31, 2002

Property and casualty                  $ 9,694.0   $  946.0   $  3,812.0   $  6,828.0      13.9%
Accident and health                      2,609.0      153.0         15.0      2,747.0       5.6
Life                                     1,089.0       (5.0)       449.0        635.0      (0.8)
------------------------------------------------------------------------------------------------
Total                                  $13,392.0   $1,094.0   $  4,276.0   $ 10,210.0      10.7%
================================================================================================

Year Ended December 31, 2001

Property and casualty                  $ 8,708.0   $1,228.0   $  4,983.0   $  4,953.0      24.8%
Accident and health                      3,641.0      176.0        136.0      3,681.0       4.8
Life                                     1,179.0      217.0        745.0        651.0      33.3
------------------------------------------------------------------------------------------------
Total                                  $13,528.0   $1,621.0   $  5,864.0   $  9,285.0      17.5%
================================================================================================

Year Ended December 31, 2000

Property and casualty                  $ 8,389.0   $1,955.0   $  3,421.0   $  6,923.0      28.2%
Accident and health                      3,641.0      484.0        487.0      3,638.0      13.3
Life                                     1,141.0      220.0        537.0        824.0      26.7
------------------------------------------------------------------------------------------------
Total                                  $13,171.0   $2,659.0   $  4,445.0   $ 11,385.0      23.3%
================================================================================================

  The impact of reinsurance on life insurance in-force is shown in the following table:


Year Ended December 31        Direct      Assumed        Ceded          Net
------------------------------------------------------------------------------
(In millions)

2002                       $ 423,151.0   $ 14,600.0   $ 340,520.0   $ 97,231.0
2001                         395,167.0    102,564.0     331,156.0    166,575.0
2000                         391,847.0    142,934.0     363,893.0    170,888.0

  For 2002, CNA entered into a corporate aggregate reinsurance treaty covering substantially all of CNA's property and casualty lines of business (the "2002 Cover"). Ceded premium related to the reinsurer's margin of $10.0 million was recorded in 2002. No losses were ceded during 2002 under this contract, and the 2002 Cover was commuted as of December 31, 2002.

  In 1999, CNA entered into an aggregate reinsurance treaty related to the 1999 through 2001 accident years covering substantially all of CNA's property and casualty lines of business (the "Aggregate Cover"). CNA has two sections of coverage under the terms of the Aggregate Cover. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the contract, has annual limits of $500.0 million of ceded losses with an aggregate limit of $1.0 billion of ceded losses for the three year period. The ceded premiums are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which was only utilized for accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

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

  The impact of the Aggregate Cover on pretax operating results was as follows:


Year Ended December 31,                                      2002        2001
------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                                               $  (543.0)
Ceded claim and claim adjustment expenses                             1,010.0
Interest charges (included in investment income, net)    $  (51.0)      (81.0)
------------------------------------------------------------------------------
Pretax (expense) benefit on operating results            $  (51.0)  $   386.0
==============================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $760.0 million limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $618.0 million have been ceded under the CCC Cover through December 31, 2002.

  The impact of the CCC Cover on pretax operating results was as follows:

Year Ended December 31,                                    2002          2001
------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                                  $ (101.0)     $ (260.0)
Ceded claim and claim adjustment expenses                 148.0         470.0
Interest charges (included in investment income, net)     (37.0)        (20.0)
------------------------------------------------------------------------------
Pretax benefit on operating results                    $   10.0      $  190.0
==============================================================================

Note 19. Quarterly Financial Data (Unaudited)


2002 Quarter Ended                               Dec. 31     Sept. 30      June 30     March 31
------------------------------------------------------------------------------------------------
(In millions, except per share data)                        (Restated)   (Restated)   (Restated)

Total revenues                                 $ 3,971.7    $ 4,079.9    $ 4,651.5    $ 4,792.3
Net income attributable to:
 Loews common stock:
  Income from continuing operations                224.4        194.7        157.4        265.4
  Per share                                         1.21         1.05         0.84         1.39
  Cumulative effect of change in accounting
   principle-net                                                                          (39.6)
  Per share                                                                               (0.21)
  Net income                                       224.4        194.7        157.4        194.8
  Per share                                         1.21         1.05         0.84         1.02
Carolina Group stock:
  Net income                                        36.9         44.4         41.4         18.0
  Per share                                          .92         1.10         1.03         0.45

2001 Quarter Ended                               Dec. 31     Sept. 30      June 30     March 31
------------------------------------------------------------------------------------------------
(In millions, except per share data)           (Restated)   (Restated)   (Restated)   (Restated)

Total revenues                                 $  4,999.0   $  4,683.6   $  4,151.3   $  4,935.7
Net income attributable to Loews common stock:
 Income (loss) from continuing operations          188.3        164.0     (1,418.0)       522.5
 Per share                                          0.98         0.84        (7.19)        2.65
 Cumulative effect of change in accounting
  principle-net                                                                           (53.3)
 Per share                                                                                (0.27)
 Net income (loss)                                 191.0        168.6     (1,416.1)       469.4
 Per share                                          0.99         0.86        (7.18)        2.38

  Quarterly results for 2002 and 2001 were restated to reflect an adjustment to the Company's historical accounting for CNA's investment in life settlement contracts and the related revenue recognition (see Note 23). Quarterly results for 2002 were also restated for the cumulative effect of adopting SFAS No.
142. See Note 1 for additional information.

  The following tables set forth unaudited quarterly results for 2002 and 2001 as previously reported before a restatement to reflect the change in accounting noted above. Amounts previously reported have been revised to reflect adoption of new accounting pronouncements (see Note 1) and reclassification for discontinued operations (see Note 14).


2002 Quarter Ended                                           Sept. 30      June 30     March 31
------------------------------------------------------------------------------------------------
(In millions, except per share data)                        (Restated)   (Restated)   (Restated)

Total revenues                                              $  4,083.6   $  4,656.9  $  4,794.5
Net income attributable to:
 Loews common stock:
  Income from continuing operations                              196.0        160.5       265.9
  Per share                                                       1.06         0.85        1.39
  Cumulative effect of change in accounting
   principle-net                                                                          (39.6)
  Per share                                                                               (0.21)
  Net income                                                     196.0        160.5       195.3
  Per share                                                       1.06         0.85        1.02
Carolina Group stock:
  Net income                                                      44.4         41.4        18.0
  Per share                                                       1.10         1.03        0.45


2001 Quarter Ended                               Dec. 31     Sept. 30      June 30     March 31
------------------------------------------------------------------------------------------------

Total revenues                                 $4,996.0     $4,679.3     $4,150.3     $4,937.3
Net income attributable to Loews common stock:
  Income (loss) from continuing operations        185.4        161.1     (1,417.1)       525.4
  Per share                                        0.97         0.83        (7.19)        2.67
  Cumulative effect of change in accounting
   principle-net                                                                         (53.3)
  Per share                                                                              (0.27)
  Net income (loss)                               188.1        165.7     (1,415.2)       472.3
  Per share                                        0.98         0.85        (7.18)        2.40

Note 20.  Legal Proceedings

INSURANCE RELATED

  IGI Contingency - In 1997, CNA Reinsurance Company Limited ("CNA Re Ltd."), a subsidiary of CNA Re U.K., entered into an arrangement with IOA Global, Ltd. ("IOA"), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. ("IGI"), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the "IGI Program"). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters ("AAHRU") Facility. CNA's Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages between 1997 and 1999.

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

  CNA is pursuing a number of loss mitigation strategies with respect to the entire IGI Program. Although the results of these various actions to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above. As a result of these uncertainties, the results of operations in future years may be adversely affected by potentially significant reserve additions. Management does not believe that any such reserve additions will be material to the equity of the Company, although results of operations may be adversely affected. CNA's position in relation to the IGI Program was unaffected by the sale of CNA Re UK in 2002. See Note 14 for further discussion of the sale.

  California Wage and Hour Litigation - In Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 (coordinated), two former CNA employees, filed lawsuits in Los Angeles Superior Court on behalf of purported classes of CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. The cases were coordinated and an amended complaint was filed which alleges overtime claims under California law over a four year period. In June 2002, CNA filed a responsive pleading denying the material allegations of the amended complaint. CNA intends to defend this case vigorously. Due to the recent commencement of discovery and the uncertainty of how the courts may interpret California law as applied to the facts of these cases, the extent of losses beyond any amounts that may be accrued is not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management, the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

  Voluntary Market Premium Litigation - CNA, along with dozens of other insurance companies, is a defendant in sixteen purported class action cases brought by large policyholders, which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance premiums. Fourteen lawsuits were brought as class actions in state courts and two in federal court. Among the claims asserted were violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In two of the cases, the defendants won dismissals on motions and, in four others, class certification was denied after hearing. Plaintiffs voluntarily dismissed their claims in four states. In the federal court case, Sandwich Chef of Texas, Inc., et al.
v. Reliance National Indemnity Insurance Company, et al., Civil Action No. H-98-1484, United States District Court for the Southern District of Texas, the district court certified a multi-state class but was reversed on interlocutory appeal by the U.S. Court of Appeals for the Fifth Circuit. Due to the uncertainty of how the courts may interpret state and federal law as applied to the facts of the cases, the extent of potential losses beyond any amounts that may be accrued is not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management, the outcome will not materially affect the equity of the Company, although the results of operations may be adversely affected.

  See Note 9 for information with respect to claims and litigation involving CNA related to environmental pollution, asbestos and mass torts.

TOBACCO RELATED

Product Liability

  Approximately 4,500 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 4,075 of these cases.

  The pending product liability cases are comprised of the following types of cases:

  "Conventional product liability cases" are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,600 cases are pending, including approximately 1,185 cases against Lorillard. Included in this group are approximately 1,100 cases pending in a single West Virginia court in which a consolidated trial is scheduled. Lorillard is a defendant in approximately 1,000 of the 1,100 consolidated West Virginia cases.

  "Flight Attendant cases" are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,800 pending Flight Attendant cases.

  "Class action cases" are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Approximately 40 of these cases are pending against Lorillard. Lorillard is not a defendant in approximately 20 additional class actions that are pending against other cigarette manufacturers and assert claims on behalf of smokers of "light" cigarettes.

  "Reimbursement cases" are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies, and private citizens suing on behalf of taxpayers. Lorillard is a defendant in most of the approximately 40 pending Reimbursement cases.

  "Contribution cases" are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. Lorillard is a defendant in each of the approximately 10 pending Contribution cases.

  Excluding the flight attendant and the consolidated West Virginia suits, approximately 600 product liability cases are pending against U.S. cigarette manufacturers. Lorillard is a defendant in approximately 275 of the 600 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in fewer than 35 of the actions.

  Plaintiffs assert a broad range of legal theories in these cases, including, among others, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability (including claims asserted under the Racketeering Influenced and Corrupt Organizations Act), civil conspiracy, intentional infliction of harm, violation of consumer protection statutes, violation of antitrust statutes, injunctive relief, indemnity, restitution, unjust enrichment, public nuisance, claims based on antitrust laws and state consumer protection acts, and claims based on failure to warn of the harmful or addictive nature of tobacco products.

  Plaintiffs in most of the cases seek unspecified amounts of compensatory damages and punitive damages, although some seek damages ranging into the billions of dollars. Plaintiffs in some of the cases seek treble damages, statutory damages, disgorgement of profits, equitable and injunctive relief, and medical monitoring, among other damages.

  CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 1,600 cases are pending, including approximately 1,185 cases against Lorillard. Included in this total is approximately 1,100 cases pending in a single West Virginia court in which a consolidated trial is scheduled. Lorillard is a defendant in approximately 1,000 of the 1,100 consolidated West Virginia cases. The Company, which is not a defendant in any of the consolidated West Virginia cases, is a defendant in five of the pending cases.

  As of February 13, 2003, trial was proceeding in two cases, Inzerilla v. The American Tobacco Company, et al. (Supreme Court Queens County, New York, filed May 29, 1996), and Allen v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Florida, filed September 19, 2001). Lorillard is not a defendant in either matter.

  Since January 1, 2001 and through February 13, 2003, verdicts have been returned in 17 matters. Lorillard was a defendant in two of the cases. Defense verdicts were returned in 11 of the cases, including both tried against Lorillard.

  Ten cases are pending in which verdicts have been returned in favor of the plaintiffs. Neither the Company nor Lorillard were defendants in any of these cases. These ten cases, and the verdict amounts, are below:

  Bullock v. Philip Morris USA (Superior Court, Los Angeles County, California). During September and October of 2002, plaintiff was awarded $5.5 million in actual damages and $28.0 billion in punitive damages. The court reduced the punitive damages award to $28.0 million. Philip Morris has appealed.

  Figueroa v. R.J. Reynolds Tobacco Company (U.S. District Court, Puerto
Rico). During September of 2002, plaintiffs were awarded $1.0 million in actual damages. The court granted the defendant's motion for judgment as a matter of law and entered a final judgment in favor of R.J. Reynolds. Plaintiffs have appealed.

  Schwarz v. Philip Morris Incorporated (Circuit Court, Multnomah County, Oregon). During March of 2002, plaintiff was awarded approximately $120,000 in economic damages, $50,000 in noneconomic damages and $150.0 million in punitive damages, although the court subsequently reduced the punitive damages award to $100.0 million. Many of plaintiff's claims were directed to allegations that the defendant had made false representations regarding the low tar cigarettes smoked by the decedent. Philip Morris has appealed.

  Burton v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Kansas) During February of 2002, plaintiff was awarded approximately $200,000 in actual damages and the jury determined that plaintiff was entitled to punitive damages. During June of 2002, the court awarded plaintiff $15.0 million in punitive damages from R.J. Reynolds. R.J. Reynolds has appealed.

  Kenyon v. R.J. Reynolds Tobacco Company (Circuit Court, Hillsborough County, Florida). During December of 2001, plaintiff was awarded $165,000 in actual damages. R.J. Reynolds has appealed.

  Boeken v. Philip Morris Incorporated (Superior Court, Los Angeles County, California). During June of 2001, plaintiff was awarded $5.5 million in actual damages and $3.0 billion in punitive damages. The court reduced the punitive damages award to $100.0 million. Philip Morris has appealed.

  Jones v. R.J. Reynolds Tobacco Co. (Circuit Court, Hillsborough County, Florida). During October of 2000, plaintiff was awarded $200,000 in actual damages. The court granted the defendant's motion for new trial. The Florida Court of Appeal affirmed this ruling. Plaintiff has filed for permission to appeal to the Florida Supreme Court.

  Whiteley v. Raybestos-Manhattan, Inc., et al. (Superior Court, San Francisco County, California). During March of 2000, plaintiffs were awarded $1.0 million in economic damages, $500,000 in noneconomic damages, $250,000 in loss of consortium and $20.0 million in punitive damages from Philip Morris and R.J. Reynolds. Both defendants have appealed.

  Williams v. Philip Morris, Inc. (Circuit Court, Multnomah County, Oregon). During March of 1999, plaintiff was awarded $21,000 in economic damages, $800,000 in actual damages and $79.5 million in punitive damages. The court reduced the punitive damages award to $32.0 million. During 2002, the Oregon Court of Appeals affirmed the verdict and reinstated the full amount of the punitive damages award. The Oregon Supreme Court declined to review the case. Philip Morris has stated that it intends to file a petition for writ of certiorari with the U.S. Supreme Court.

  Henley v. Philip Morris Incorporated (Superior Court, San Francisco County, California). During February of 1999, plaintiff was awarded $1.5 million in actual damages and $50.0 million in punitive damages, although the court reduced the latter award to $25.0 million. During 2001, the California Court of Appeals affirmed the verdicts. During 2002, the California Supreme Court remanded the case to the Court of Appeals with directions that it reconsider its 2001 ruling in light of the California Supreme Court's August 2002 orders that are discussed below.

  Defense verdicts have been returned in the following 11 matters since January 1, 2001. Unless otherwise noted, neither Lorillard nor the Company was a defendant in these matters:

  Lucier v. Philip Morris USA, et al. (Superior Court, Sacramento County, California). A defense verdict was returned during February of 2003. Plaintiffs have filed motion for new trial. During 2003, the Court of Appeals reaffirmed its 2001 order. Philip Morris has announced it intends to notice an appeal to the California Supreme Court.

  Carter v. Philip Morris USA (Court of Common Pleas, Philadelphia County, Pennsylvania). A defense verdict was returned during January of 2003. Plantiff has filed a motion for new trial.

  Conley v. R.J. Reynolds Tobacco Co., et al. (U.S. District Court, Northern District of California). A defense verdict was returned during December of 2002. Plaintiffs have appealed.

  Tune v. Philip Morris Incorporated (Circuit Court of Pinellas County, Florida). A defense verdict was returned during May of 2002. Plaintiff did not appeal.

  Hyde v. Philip Morris Incorporated (U.S. District Court, Rhode Island). A defense verdict was returned during March of 2002. Plaintiffs did not appeal.

  DuJack v. Brown & Williamson Tobacco Corporation (Superior Court of Connecticut at Rockville). The court directed a verdict in favor of the defendant during November of 2001. Plaintiff did not appeal.

  Tompkin v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio). Lorillard is a defendant in this matter. A defense verdict was returned during October of 2001. Plaintiff has appealed.

  Mehlman v. Philip Morris, Inc., et al. (Superior Court, Middlesex County, New Jersey). A defense verdict was returned during May of 2001. Plaintiff did not appeal.

  Grinnell v. The American Tobacco Company (District Court, Jefferson County, Texas). A defense verdict was returned during March of 2001. Plaintiff did not appeal.

  Little v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, South Carolina). A defense verdict was returned during February of 2001. Plaintiff withdrew her appeal and the case is not pending.

  Apostolou v. The American Tobacco Company, et al. (Supreme Court, Kings County, New York). Lorillard was a defendant in this matter. A defense verdict was returned during January of 2002. Plaintiffs withdrew their appeal during 2002.

  Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during the remainder of 2003 and beyond. As of February 13, 2003, Lorillard is a defendant in four trials scheduled for 2003. One of these is the consolidated trial addressing the approximately 1,000 cases pending against Lorillard in the Circuit Court of Ohio County, West Virginia. The Company is a not a defendant in any of the cases scheduled for trial during 2003 as of February 13, 2003. The trial dates are subject to change.

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

  FLIGHT ATTENDANT CASES - As of February 13, 2003, approximately 2,800 Flight Attendant cases were pending. Lorillard and three other cigarette manufacturers are the defendants in each of these matters. The Company is not a defendant in any of these case. These suits were filed as a result of a settlement agreement by the parties, including Lorillard, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

  During October of 2000, the Circuit Court of Miami-Dade County, Florida entered an order that may be construed to hold that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. It is not clear how the trial judges will apply this order. The defendants' appeals were rejected as premature. Defendants retain the right to appeal this order in the future.

  Verdicts have been returned in five of the flight attendant cases. Lorillard has been a defendant in each of these five cases.

  A plaintiff has prevailed in the following matter:

  French v. Philip Morris Incorporated, et al. During June of 2002, the jury found in favor of the plaintiff and awarded her $5.5 million in actual damages. The trial court reduced the award to $500,000. Defendants have noticed an appeal and plaintiff has filed a cross-appeal.

  Juries have returned verdicts in favor of the defendants, including Lorillard, in the following four matters:

  Fontana v. Philip Morris Incorporated, et al. A defense verdict was returned during April of 2001. Plaintiff voluntarily dismissed her appeal and the matter is concluded.
  Janoff v. Philip Morris Incorporated, et al. A defense verdict was returned during September of 2002. The court granted plaintiff's motion for new trial. Defendants have appealed this ruling.

  Tucker v. Philip Morris Incorporated, et al. A defense verdict was returned during October of 2002. The court denied plaintiff's motion for new trial. Plaintiff has appealed.

  Seal v. Philip Morris Incorporated, et al. A defense verdict was returned during February of 2003. Plaintiff has filed a motion for new trial.

  As of February 13, 2003, approximately 10 flight attendant cases were scheduled for trial during 2003. Trial dates are subject to change.

  CLASS ACTION CASES - Lorillard is a defendant in approximately 40 pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs purport to seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. The pending class action cases against Lorillard include approximately 25 separate suits filed in a single Nevada court in which the plaintiffs assert virtually identical class definitions. Neither Lorillard nor the Company are defendants in approximately 20 additional class action cases pending against other cigarette manufacturers in various courts throughout the nation. Many of these 20 cases assert claims on behalf of smokers of "light" cigarettes.

  Cigarette manufacturers, including Lorillard, have defeated motions for class certification in a total of 28 cases, 12 of which were in state court and 16 of which were in federal court. These 28 cases were filed in 16 states, the District of Columbia and the Commonwealth of Puerto Rico.

  The Engle Case - One of the class actions pending against Lorillard is Engle
v. R.J. Reynolds Tobacco co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994), a case in which a jury awarded approximately $16.3 billion in punitive damages against Lorillard during 2000 as part of a $145.0 billion verdict against all of the defendants. Lorillard and the other defendants have appealed this award and other rulings in this case, which is described below.

  A three-phase trial plan governed Engle when trial began in July of 1998. The first phase involved certain issues deemed common to the certified class, which was defined as Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes. The trial's first phase ended on July 7, 1999 with findings against the defendants, including Lorillard. Among other things, the jury found that cigarette smoking is addictive and causes lung cancer and a variety of other diseases, that the defendants concealed information about the health risks of smoking, and that defendants' conduct rose to a level that would permit a potential award or entitlement to punitive damages. The jury was not asked to award damages in the Phase One verdict, and the verdict permitted the trial to proceed to a second phase.

  Following the Phase One verdict, the trial judge amended the trial plan with respect to the manner of determining punitive damages. This ruling, known as the Punitive Damages Order, provided that the jury would determine punitive damages, if any, on a lump-sum dollar amount basis for the entire qualified class. The Florida Third District Court of Appeal rejected as premature defendants' appeals from the Punitive Damages Order, and the Florida Supreme Court declined to review the Punitive Damages Order at that time.

  The first portion of Phase Two of the trial began on November 1, 1999 before the same jury that returned the verdict in Phase One. On April 7, 2000, the jury returned a verdict against the defendants and awarded three plaintiffs $12.5 million in damages for their individual claims.

  The second part of Phase Two, which began on May 22, 2000, was heard by the same jury that heard the trial's prior phases and considered evidence as to the punitive damages to be awarded to the class. On July 14, 2000, the jury awarded approximately $145.0 billion in punitive damages against all defendants, including $16.3 billion against Lorillard. The judgment provides that the jury's awards bear interest at the rate of 10% per year.

  Lorillard has noticed an appeal from the final judgment to the Florida Third District Court of Appeal and has posted its appellate bond in the amount of $100.0 million pursuant to Florida legislation enacted in May of 2000 limiting the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, during May of 2001, Lorillard entered into an agreement with the plaintiffs (the "Engle Agreement") in which it contributed $200.0 million to a fund held for the benefit of the Engle plaintiffs that will not be recoverable by Lorillard even if the challenges to the judgment are resolved in favor of the defendants. The $200.0 million contribution included the $100.0 million that Lorillard posted as collateral for the appellate bond. Accordingly, Lorillard recorded a pretax charge of $200.0 million in the second quarter of the year ended December 31, 2001. Two other defendants executed agreements with the plaintiffs that are similar to Lorillard's. As a result, the class has agreed to a stay of execution, with respect to Lorillard and the two other defendants on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court.

  The Engle Agreement provides that in the event that Lorillard, Inc.'s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle agreement would terminate and the class would be free to challenge the Florida legislation. As of December 31, 2002, Lorillard, Inc. had a balance sheet net worth of approximately $1.4 billion.

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

  Although the jury has awarded punitive damages and final judgment has been entered, Lorillard believes that it is unclear how the Punitive Damages Order will be implemented. The Punitive Damages Order provides that the lump-sum punitive damages amount, if any, will be allocated equally to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal, i.e., the punitive damages amount, if any, determined for the entire qualified class, would be divided equally among those plaintiffs who are ultimately successful. The Punitive Damages Order does not address whether defendants would be required to pay the punitive damages award, if any, prior to a determination of claims of all class members, which is Phase Three of the trial plan, a process that could take years to conclude. The final judgment entered by the court on November 6, 2000 directs that the amounts awarded by the jury are to be paid immediately. Phase Three would address potentially hundreds of thousands of other class members' claims, including issues of specific causation, reliance, affirmative defenses and other individual-specific issues regarding entitlement to damages, in individual trials before separate juries.

  Lorillard is a defendant in eleven separate cases pending in the Florida courts in which the plaintiffs claim that they are members of the Engle class, that all liability issues associated with their claims were resolved in the earlier phases of the Engle proceedings, and that trials on their claims should proceed immediately. Lorillard is opposing trials of these actions on the grounds that they should be considered during Phase Three of the Engle case and should be stayed while the Engle appeal is proceeding. Additional cases with similar contentions are pending against other cigarette manufacturers. In one of the matters in which Lorillard was not a party, a jury in the Circuit Court of Miami-Dade County, Florida returned a verdict in favor of the plaintiffs during June of 2002 in the case of Lukacs v. Brown & Williamson Tobacco Corporation, et al. and awarded them $500,000 in economic damages, $24.5 million in noneconomic damages and $12.5 million in damages for loss of consortium. No post-trial motions are scheduled to be filed in Lukacs as a final judgment reflecting the verdict will not be entered until the Engle appeal is resolved.

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

  Other Class Action Cases - In six additional class actions in which Lorillard is a defendant, courts have granted plaintiffs' motions for class certification. Two of these matters have been resolved in favor of the defendants and plaintiffs' claims in a third case were resolved through a settlement agreement. These six matters are listed below in alphabetical order:

  Blankenship v. American Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997). During 2000, the court certified a class comprised of certain West Virginia cigarette smokers who sought, among other things, medical monitoring. During November of 2001, the jury returned a verdict in favor of the defendants, including Lorillard. Plaintiffs have noticed an appeal.

  Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991). This is the matter concluded by a settlement agreement and discussed under "Flight Attendant Cases" above.

  Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997). During 2001, the court certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants' marketing and advertising activities in California. Trial is scheduled to begin during October of 2003.

  Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998). During 2000, the court certified a class comprised of California residents who, while minors, smoked at least one cigarette between April 1994 and December 31, 1999. During 2002, the court granted defendants' motion for summary judgment and entered final judgment in their favor. Plaintiffs have appealed.

  In re: Simon II Litigation v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed September 6, 2000). During 2002, the case was certified as a nationwide non-opt out class comprised of the punitive damages claims asserted by individuals who allege certain injuries or medical conditions allegedly caused by smoking. Certain individuals, including those who allege membership in the class certified in Engle v. R.J. Reynolds Tobacco Company, et al., were excluded from the class. Defendants are appealing the ruling.

  Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). The court certified a class comprised of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages. Jury selection began during 2001, but the jury did not begin hearing evidence until January of 2003. Trial was proceeding as of February 13, 2003.

  Since January 1, 2001, verdicts have been returned in two of the class actions, the cases of Blankenship v. American Tobacco Company, et al. and Engle v. R.J. Reynolds Tobacco Co., et al., both of which are discussed above. As of February 13, 2003, trial was proceeding in one case, Scott v. The American Tobacco Company, et al., discussed above. Lorillard is a defendant in Blankenship, Engle and Scott.

  In addition to the above, motions for class certification have been granted in some cases in which Lorillard is not a defendant. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000). The court in Price certified a class comprised of Illinois residents who smoked Philip Morris' cigarettes labeled as "light" or "ultra light."

  REIMBURSEMENT CASES - The cases settled by the State Settlement Agreements described below are concluded. Approximately 40 other suits are pending in which Lorillard is a defendant. The Company is a defendant in 26 of the pending cases. Plaintiffs in 27 of the cases are foreign governments that have filed suit in U.S. courts. The plaintiffs in the remaining pending cases include the U.S. federal government, several U.S. county or city governments, American Indian tribes, hospitals or hospital districts, private companies and private citizens suing on behalf of taxpayers. Plaintiffs in some of these cases seek certification as class actions.

  U.S. Federal Government Action - The U.S. federal government filed a reimbursement suit on September 22, 1999 in the U.S. District Court for the District of Columbia against Lorillard, other U.S. cigarette manufacturers, some parent companies and two trade associations. The Company is not a defendant in this action. Plaintiff asserted claims under the Medical Care Recovery Act, the Medicare as Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act. The court has dismissed plaintiff's Medical Care Recovery Act and the Medicare as Secondary Payer provisions of the Social Security Act claims. In a recent filing, the government stated that it is seeking an aggregate of $289.0 billion in disgorgement of profits from the defendants, including Lorillard, as well as injunctive relief.

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by 13 nations, more than 20 Brazilian states or cities, and one Canadian province. Some of the cases have been voluntarily dismissed, while courts have granted defendants' dismissal motions in some of the other matters. Twenty-seven of the cases are pending. Both the Company and Lorillard are named as defendants in most of these cases, although both have been dismissed from three suits that remain pending against other defendants.

  In 1977, Lorillard sold substantially all of its cigarette trademarks outside of the United States and the international business associated with those brands. Performance by Lorillard of obligations under the 1977 agreement reflecting the sale was guaranteed by the Company. Lorillard and the Company have received notice from Brown & Williamson Tobacco Corporation ("B&W"), which claims to be a successor to the purchaser, that indemnity will be sought under certain indemnification provisions of the 1977 agreement with respect to suits brought by various of the foregoing foreign jurisdictions, and in certain cases brought in foreign countries by individuals concerning periods prior to June 1977 and during portions of 1978. Lorillard has entered into discussions with B&W in an attempt to resolve these indemnification claims and related matters, as well as certain matters concerning the use by B&W and its affiliates of the Lorillard trademarks.

  Other pending Reimbursement cases - In addition to the cases described above, approximately 15 Reimbursement cases are pending against Lorillard. Plaintiffs in these suits include U.S. city or county governments, hospitals or hospital districts, American Indian tribes, private companies and private citizens suing on behalf of taxpayers.

  Excluding the cases filed by U.S. state governments that are described below, defendants have successfully defended many of the Reimbursement cases. For instance, each of the approximately 75 cases filed by labor union health and welfare funds were dismissed, either due to orders that granted defendants' dispositive motions or as the result of plaintiffs voluntarily withdrawing their claims. In addition, various courts of appeal have affirmed orders dismissing cases in favor of the defendants. For instance, during February of 2003, the Appellate Division of the New York Supreme Court affirmed the order dismissing the case filed by approximately 170 New York hospitals or hospital districts, while the U.S. Supreme Court denied the petition for writ of certiorari filed by the plaintiff in one of the tribal cases during January of 2003.

  Since January 1, 2001, one of the Reimbursement cases has been tried. During June of 2001, a jury in the U.S. District Court for the Eastern District of New York returned a verdict in Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al., and awarded damages against the defendants, including Lorillard. In this trial, the jury heard evidence as to the claims of only one of the plan plaintiffs, Empire Blue Cross and Blue Shield, referred to as "Empire." In its verdict, the jury found in favor of the defendants on some of Empire's claims, one of which precluded the jury from considering Empire's claims for punitive damages. The jury found in favor of Empire on certain other of plaintiff's claims. As a result of these findings, a final judgment was entered in which Empire was awarded a total of approximately $17.8 million in actual damages, including approximately $1.5 million attributable to Lorillard. Empire was awarded approximately $55,000 in pre-judgment interest for a total award against Lorillard of approximately $1.6 million. The court has awarded plaintiff's counsel approximately $38.0 million in attorneys' fees. The defendants have noticed an appeal to the U.S. Court of Appeals for the Second Circuit from the final judgment and from the order awarding plaintiff's counsel attorneys' fees. The Court of Appeals heard argument of defendants' appeal during February of 2003.

  In addition to the above, the District Court of Jerusalem, Israel, has permitted a private insurer in Israel, Clalit Health Services, to make service outside the jurisdiction on the Company and Lorillard with a suit in which Clalit Health Services seeks damages for providing treatment to individuals allegedly injured by cigarette smoking. The

Company and Lorillard have separately moved to set aside the order that permitted service outside the jurisdiction. As of February 13, 2003, the court had not ruled on the motions to set aside the attempted service.

  CONTRIBUTION CLAIMS - Approximately 10 cases are pending against Lorillard. The Company is a defendant in one of these cases. Plaintiffs seek recovery of funds expended by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses.

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

  Lorillard recorded pretax charges of $1,062.2, $1,140.4 and $1,076.5 million ($646.1, $694.2 and $642.3 million after taxes), for the years ended December 31, 2002, 2001 and 2000, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

  The State Settlement Agreements require that the domestic tobacco industry make annual payments in the following amounts, subject to adjustment for several factors, including inflation, market share and industry volume: 2003, $10.9 billion; 2004 through 2007, $8.4 billion; and thereafter, $9.4 billion. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500.0 million, as well as an additional amount of $250.0 million per annum in 2003. These payment obligations are the several and not joint obligations of each settling defendant.

  The State Settlement Agreements also include provisions relating to significant advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to tobacco control and underage use laws, and other provisions.

  In addition, as part of the Master Settlement Agreement, the Original Participating Manufacturers committed to work cooperatively with the tobacco growing community to address concerns about the potential adverse economic impact on that community. On January 21, 1999, the Original Participating Manufacturers reached an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris paid more than its market share in 1999 but will have its payment obligations reduced in 2009 and 2010 to make up for the overpayment. Of the total $5.2 billion, a total of $1.4 billion was paid since 1999 through December 31, 2002, $124.4 million of which was paid by Lorillard. Lorillard believes its remaining payments under the agreement will total approximately $370.0 million. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of new increases in state or federal excise taxes on tobacco products that benefit the tobacco growing community.

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

  FILTER CASES - Claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Approximately 50 such matters are currently pending against Lorillard. The Company is a defendant in three of these matters. Since January 1, 2000 and through February 13, 2003 Lorillard has paid, or has reached agreement to pay, a total of approximately $17.3 million in payments of judgments and settlements to finally resolve approximately 45 previously pending claims.

Other Tobacco - Related

  TOBACCO-RELATED ANTITRUST CASES - Wholesalers and Direct Purchaser Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, were named as defendants in nine separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1993 in violation of the Sherman Act. These actions seek certification of a class including all domestic and international wholesalers similarly affected by such alleged conduct, and damages, injunctive relief and attorneys' fees. These actions were consolidated for pre-trial purposes in the U.S. District Court for the Northern District of Georgia. The Court granted class certification for a four-year class (beginning in 1996 and ending in 2000) of domestic direct purchasers. The Company has been voluntarily dismissed without prejudice from all direct purchaser cases. On July 11, 2002, the Court granted motions for summary judgment filed by Lorillard and all other defendants dismissing the actions in their entirety. Plaintiffs have filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit, which will be argued May 2, 2003.

  Indirect Purchaser Suits - Approximately 30 suits are pending in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. One indirect purchaser suit, in New York, has been dismissed in its entirety. The Arizona indirect purchaser suit was dismissed by the trial court, but the dismissal was reversed on appeal, and an appeal from the reversal to the Arizona Supreme Court was argued in January 2003. While one state court has granted plaintiff's motion to certify a class of consumers, two other state courts have refused to do so, and other motions seeking class certification have been deferred by other courts pending resolution of the federal case discussed above. In Kansas, a Motion to Compel against Lorillard (and one other defendant) seeking certain documents for which Lorillard has claimed privilege is pending before the court. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

  Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). Lorillard is named as a defendant in a lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies are also presently named as defendants, and the plaintiffs have now added the major leaf buyers as defendants. This case was originally filed in U.S. District Court, District of Columbia, and transferred to a North Carolina federal court upon motion by the defendants. The plaintiffs' claims relate to the conduct of the companies in the purchase of tobacco through the auction system under the federal program. The suit seeks an unspecified amount of actual damages, trebled under the antitrust laws, and injunctive relief. On April 3, 2002 the court certified a class consisting of all persons holding a quota (the licenses that a farmer must either own or rent to sell the crop) to grow, and all domestic producers who sold, flue-cured or burley tobacco at anytime from February 1996 to present. Defendants' petition to the United States Court of Appeals for the Fourth Circuit seeking permission to appeal the District Court's decision on class certification was denied on June 12, 2002. Pre-trial discovery has commenced and is currently scheduled to be completed on or before September 1, 2003. A trial date has not yet been scheduled.

  REPARATION CASES - During 2002, the Company was named as a defendant in three cases in which plaintiffs seek reparations for the alleged financial benefits derived from the uncompensated use of slave labor. The Company was named as a defendant in these matters as a result of conduct purportedly engaged in by Lorillard and various other entities. Plaintiffs in these suits seek various types of damages including disgorgement of profits, restitution and punitive damages. Plaintiffs seek class certification on behalf of the descendants of enslaved African Americans.

Defenses

  Lorillard believes that it has valid defenses to the cases pending against it. Lorillard also believes it has valid bases for appeal of the adverse verdicts against it. To the extent the Company is a defendant in any of the lawsuits described in this section, the Company believes that it is not a proper defendant in these matters and has moved or plans to move for dismissal of all such claims against it. While Lorillard intends to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

  In addition, some developments on health issues related to tobacco products have received widespread media attention, which could have adverse effects on the ability of Lorillard to prevail in smoking and health litigation. These developments also could prompt the filing of additional litigation. These developments include, but are not limited to, the release of industry documents beginning in 1998 and the adverse outcomes in some of the cases tried during the past few years, some of which have resulted in awards to the plaintiffs for billions of dollars. Defendants have appealed, or intend to appeal, each of the verdicts returned to date in which plaintiffs were awarded damages.

  Except for the impact of the State Settlement Agreements as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the consolidated financial statements for any unfavorable outcome. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

OTHER LITIGATION

  The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations or equity.

Note 21.  Commitments and Contingencies

Guarantees

  CNA holds an investment in a real estate joint venture that is accounted for on the equity basis of accounting. In the normal course of business, CNA on a joint and several basis with other unrelated insurance company shareholders have committed to continue funding the operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016.

  The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

  In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2002 that CNA could be required to pay under this guarantee is approximately $333.0 million. If CNA was required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

  CNA has recorded a liability of approximately $10.0 million for its share of estimated future operating deficits of this joint venture through 2016.

  CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $24.0 million. Estimated future minimum purchases under these contracts are as follows: $13.0 million in 2003; $9.0 million in 2004; and $2.0 million in 2005.

  In certain circumstances, CNA provides guarantees of the indebtedness of certain of its independent insurance producers, which expire in 2003. CNA would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNA holds an interest in and to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $7.0 million at December 31, 2002.

CNA Surety

  In December of 2002 and January of 2003, CNA provided loans in an aggregate amount of approximately $45.0 million to a large national contractor that undertakes projects for the construction of government and private facilities. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNA to help the contractor meet its liquidity needs. The loans are evidenced by demand notes and currently accrue interest at 10.0% until replaced by the credit facility described below. The contractor and certain of its affiliates have pledged to CNA substantially all of their assets as collateral for these loans.

  In March of 2003, CNA entered into an agreement with the contractor to provide an $86.4 million credit facility, which includes the already advanced $45.0 million described above. The credit facility and all loans under it will mature in March of 2006. Advances under the credit facility, including the already-funded $45.0 million, bear interest at the prime rate plus 6.0%. Payment of 3.0% of the interest is deferred until the credit facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

  The Company and CNA have entered into a participation agreement, pursuant to which the Company has purchased a participation interest in one-third of the loans and commitments under the new credit facility, on a dollar-for-dollar basis, up to a maximum of $25.0 million. Although the Company does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the facility proportionally with CNA.

  In March of 2003, CNA also purchased the contractor's outstanding bank debt for $16.4 million. Under the new credit facility, the contractor agreed to purchase from CNA and retire the bank debt for $16.4 million, with $11.4 million of the purchase price being funded under the new credit facility and $5.0 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNA is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that expire between May and August of 2003. Any CNA reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNA as draws upon the credit facility.

  The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety's $40.0 million excess of $20.0 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60.0 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through December 31, 2002 has been limited to $20.0 million per bond.

  Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's and ultimately CNA's exposure to loss. While CNA believes that the contractor's restructuring efforts may be successful and provide sufficient cash flow for its operations and repayment of its borrowings under the credit facility, the contractor's failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of CNA's Surety bonds could have a material adverse effect on CNA's future results of operations. If such failures occurs CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of corporate aggregate reinsurance treaties, if any, and minority interest could be up to $200.0 million.

  CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety, over a period that expired on December 31, 2000 (the "stop loss contract"). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety's accident year net loss ratio exceeds 24% for 1997 through 2000 (the "contractual loss ratio"), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety's actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. Reinsurance balances payable under this stop loss contract were approximately $22.0 million as of December 31, 2001. There were no reinsurance balances payable under this stop loss contract as of December 31, 2002.

  CCC provided an Excess of Loss Contract to the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures. The Excess of Loss Contract provided $75.0 million of coverage in excess of the $40.0 million of coverage provided to the insurance subsidiaries of CNA Surety in 2002 by third party reinsurers, which is in turn in excess of the $20.0 million of per principal losses retained by the CNA Surety insurance subsidiaries. Subsequent to September 30, 1997, CNA Surety entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provides additional coverage for principal losses that exceed the foregoing coverage of $75.0 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135.0 million. CCC is also obligated to act as a joint insurer, or "co-surety," for business covered by the Excess of Loss Contract when requested by the CNA Surety insurance subsidiaries. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries of CNA Surety paid to CCC, on a quarterly basis, a premium equal to 1.0% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The two Excess of Loss Contracts collectively provide coverage for losses discovered on surety bonds in force as of September 30, 1997 and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. Both Excess of Loss Contracts commenced immediately following September 30, 1997 and continue for a period of five years from September 30, 1997 or until September 30, 2002. The discovery period for losses covered by the Excess of Loss Contracts extends until three years after the September 30, 2002 expiration date of the contracts.

  CCC, effective October 1, 2002, has secured replacement excess of loss protection for new and renewal bonds for CNA Surety for per principal exposures that exceed $60.0 million since October 1, 2002 in two parts - (a) $40.0 million excess of $60.0 million and (b) $50.0 million excess of $100.0 million for CNA Surety. This excess of loss protection is primarily necessary to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60.0 million. In consideration for the reinsurance coverage provided by the $40.0 million excess of $60.0 million contract, CNA Surety will pay to CCC, on a quarterly basis, a premium equal to $3.0 million. In 2002, the insurance subsidiaries of CNA Surety paid $4.0 million in premium to CCC in consideration of the coverage provided by the $50.0 million excess of $100.0 million.

Other

  As of December 31, 2002 and 2001, the Company has committed approximately $141.0 and $152.0 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

  In the normal course of investing activities, CCC had committed approximately $51.0 million as of December 31, 2002 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2002 and 2001, there were approximately $222.0 and $270.0 million of outstanding letters of credit.

  CNA has a commitment to purchase up to a $100.0 million floating rate note issued by the California Earthquake Authority in the event of an earthquake during calendar year 2003 that results in California earthquake-related losses greater than $4.2 billion.

  CNA assumes the risk for a limited amount of insurance from R.V.I. Guaranty Company, Inc. ("RVI"), an unconsolidated affiliate. CNA assumed approximately $0.3, $2.0 and $11.0 million in written premiums from RVI during 2002, 2001 and 2000.

Note 22.  Business Segments

  The Company's reportable segments are based on its individual operating subsidiaries. Each of the subsidiaries are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Investment gains (losses) and the related income taxes, excluding those of CNA Financial, are included in the Corporate and other segment.

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

  Lorillard is engaged in the production and sale of cigarettes with its principal products marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States.

  Loews Hotels owns and/or operates 18 hotels, 16 of which are in the United States and two are in Canada.

  Diamond Offshore's business primarily consists of operating 46 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of December 31, 2002, 28 of these rigs were located in the Gulf of Mexico, 5 were located in Brazil and the remaining 13 were located in various foreign markets.

  Bulova distributes and sells watches and clocks under the brand names of Bulova, Wittnauer, Caravelle and Accutron with substantially all of its sales in the United States and Canada. All watches and clocks are purchased from foreign suppliers.

  The Corporate and other segment consists primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, as well as equity earnings from shipping operations, corporate interest expenses and other corporate administrative costs.

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

  The following tables set forth the Company's consolidated revenues, income and assets by business segment:


Year Ended December 31                                         2002          2001         2000
------------------------------------------------------------------------------------------------
(In millions)                                                           (Restated)    (Restated)

Revenues (a):

CNA Financial:
  Property and Casualty                                  $  8,022.3    $  7,334.5   $  9,603.6
  Life                                                      1,464.5       1,634.6      1,390.9
  Group (b)                                                 2,611.3       3,781.1      3,879.6
  Other                                                       188.5         338.4        532.8
------------------------------------------------------------------------------------------------
Total CNA Financial                                        12,286.6      13,088.6     15,406.9
Lorillard                                                   3,843.8       3,955.3      3,870.2
Loews Hotels                                                  305.3         321.8        338.5
Diamond Offshore (c)                                          783.9         981.1        748.4
Bulova                                                        166.6         147.1        161.1
Corporate and other                                           109.2         275.7        159.0
------------------------------------------------------------------------------------------------
Total                                                    $ 17,495.4    $ 18,769.6   $ 20,684.1
================================================================================================

Pretax income (loss) (a) (e):

CNA Financial:
  Property and Casualty                                  $    350.9    $ (1,195.1)  $  1,578.0
  Life                                                         34.5         252.6        209.7
  Group                                                        96.2          85.4        178.9
  Other                                                      (126.2)     (1,441.3)      (192.5)
------------------------------------------------------------------------------------------------
Total CNA Financial                                           355.4      (2,298.4)     1,774.1
Lorillard (d)                                               1,261.7       1,104.3      1,223.9
Loews Hotels                                                   20.6          29.8         47.6
Diamond Offshore (c)                                           54.2         228.1        107.7
Bulova                                                         21.5          17.8         27.1
Corporate and other                                           (66.3)         96.2        (29.3)
------------------------------------------------------------------------------------------------
Total                                                    $  1,647.1     $  (822.2)  $  3,151.1
================================================================================================

Net income (loss) (a) (e):

CNA Financial:
  Property and Casualty                                  $    226.1     $  (715.7)  $    913.9
  Life                                                         17.9         144.0        121.4
  Group                                                        58.2          50.9         98.6
  Other                                                       (71.8)       (853.1)       (98.5)
------------------------------------------------------------------------------------------------
Total CNA Financial                                           230.4      (1,373.9)     1,035.4
Lorillard (d)                                                 765.8         672.2        753.9
Loews Hotels                                                   12.7          19.5         26.8
Diamond Offshore (c)                                           14.1          71.0         32.0
Bulova                                                         11.8          10.1         15.0
Corporate and other                                           (52.2)         57.9        (19.0)
------------------------------------------------------------------------------------------------
                                                              982.6        (543.2)     1,844.1
Discontinued operations                                       (31.0)          9.4          4.5
Cumulative effect of changes in accounting principles         (39.6)        (53.3)
------------------------------------------------------------------------------------------------
Total                                                    $    912.0     $  (587.1)  $  1,848.6
================================================================================================


                           Investments               Receivables               Total Assets
December 31                2002         2001         2002         2001         2002        2001
------------------------------------------------------------------------------------------------
(In millions)                                                                         (Restated)

CNA Financial        $ 35,271.2   $ 35,826.3   $ 16,262.1   $ 18,917.4   $ 61,649.1  $ 65,649.7
Lorillard               1,640.7      1,628.9         30.2         45.9      2,776.9     2,769.4
Loews Hotels              104.6         98.5         24.2         26.6        622.9       617.9
Diamond Offshore          794.1      1,129.6        147.0        193.7      3,293.6     3,533.5
Bulova                      1.4         13.5         87.6         77.7        210.9       194.5
Corporate and
 eliminations           2,324.7      2,462.3         49.9        191.5      1,966.2     2,241.6
------------------------------------------------------------------------------------------------
Total                $ 40,136.7   $ 41,159.1   $ 16,601.0   $ 19,452.8   $ 70,519.6  $ 75,006.6
================================================================================================

(a) Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:


Year Ended December 31                                          2002          2001         2000
------------------------------------------------------------------------------------------------
(In millions)

Revenues (a):

Revenues and pretax income (loss):

CNA Financial:
  Property and casualty                                     $  (81.4)     $  883.5     $  860.1
  Life                                                        (110.8)        154.6         34.8
  Group                                                        (60.4)         58.7         38.6
  Other Insurance                                                0.4         165.2         94.6
------------------------------------------------------------------------------------------------
Total CNA Financial                                           (252.2)      1,262.0      1,028.1
Corporate and other                                             43.5         128.4         (7.4)
------------------------------------------------------------------------------------------------
  Total                                                     $ (208.7)     $1,390.4     $1,020.7
================================================================================================

Net income (loss):

CNA Financial:
  Property and casualty                                     $  (32.3)     $  509.1     $  485.7
  Life                                                         (66.2)         88.9         18.1
  Group                                                        (35.1)         31.8         24.5
  Other Insurance                                                0.6          85.0         53.3
------------------------------------------------------------------------------------------------
Total CNA Financial                                           (133.0)        714.8        581.6
Corporate and other                                             16.3          75.1         (4.8)
------------------------------------------------------------------------------------------------
                                                            $ (116.7)     $  789.9     $  576.8
================================================================================================

(b)  Includes $1,151.0, $2,231.0 and $2,088.0 under contracts covering
     U.S. government employees and their dependents for the respective periods.
(c) Includes a gain from the sale of a drilling rig of $13.9 ($4.7 after taxes and minority interest) for the year ended December 31, 2000.
(d) Includes pretax charges related to the settlement of tobacco litigation of $1,062.2, $1,140.4 and $1,076.5 ($646.1, $694.2 and $642.3 after taxes) for the respective periods.
(e)  Income taxes and interest expense are as follows:


Year Ended December 31                   2002                  2001                  2000
------------------------------------------------------------------------------------------------
                                    Income   Interest     Income   Interest    Income   Interest
                                    Taxes    Expense      Taxes    Expense     Taxes    Expense
------------------------------------------------------------------------------------------------
(In millions)                                            (Restated)            (Restated)

CNA Financial:
  Property and casualty            $ 71.4     $  3.5     $  (393.1)  $  5.5   $  501.8  $  16.1
  Life                               14.2       25.0          87.7     25.8       70.0      0.1
  Group                              31.2        0.2          26.7      0.2       65.5      0.3
  Other                             (44.5)     120.8        (460.3)   125.9      (80.7)   189.8
------------------------------------------------------------------------------------------------
Total CNA Financial                  72.3      149.5        (739.0)   157.4      556.6    206.3
Lorillard                           495.8                    432.1      0.7      469.8      1.5
Loews Hotels                          7.9        9.5          10.3     15.2       20.8     11.2
Diamond Offshore                     21.9       23.6          83.2     38.1       41.0     10.3
Bulova                                9.3                      7.3                11.6
Corporate                           (25.0)     127.0          30.1    120.6      (10.1)   127.6
------------------------------------------------------------------------------------------------
Total                             $ 582.2     $309.6     $  (176.0)  $332.0   $1,089.7  $ 356.9
================================================================================================

Note 23.  Prior Period Adjustment for Life Settlement Contracts

  As a result of a routine review of CNA's periodic filings by the Division of Corporation Finance of the SEC, the Company has restated its financial statements as of and for the years ended December 31, 2001 and 2000 as well as its interim financial statements for the first three quarters of 2002 and all interim periods of 2001. The restated financial statements reflect an adjustment to the Company's historical accounting for CNA's investment in life settlement contracts and the related revenue recognition.

  CNA's historical accounting was to record an asset for the amount paid to acquire the life settlement contract along with other direct acquisition costs, and to recognize revenue over the period the contract was held. The SEC concluded that FTB 85-4 "Accounting for Purchases of Life Insurance" should have been applied to CNA's investment in life settlement contracts. Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy. Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, are expensed immediately. Periodic maintenance costs, such as premiums, necessary to keep the underlying policy in-force are expensed as incurred and included in other operating expense. Revenue is recognized and included in other revenue in the Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures.

  The adjustment related to life settlement contracts increased (decreased) previously reported results of operations by $2.0 and $(28.1) million for the years ended December 31, 2001 and 2000, respectively. Additionally, the Consolidated Statements of Shareholders' Equity reflects a decrease in earnings retained in the business of $193.9 million as of January 1, 2000.

  Amounts previously reported have been revised to reflect adoption of new accounting pronouncements (see Note 1) and reclassification for discontinued operations (see Note 14).

  The effect of the restatement is as follows:

Consolidated Balance Sheet:


                                           Previously      Life
                                            Reported    Settlement    Restated
December 31                                   2001         2001         2001
------------------------------------------------------------------------------
(In millions)

Other assets                              $  4,235.0   $ (376.1)    $  3,858.9
Deferred income taxes                          607.0      131.6          738.6
Minority interest                            1,973.4      (24.5)       1,948.9
Earnings retained in the business            9,214.9     (220.0)       8,994.9

Consolidated Statements of Operations:

                         Previously    Life                    Previously    Life
                          Reported  Settlement    Restated      Reported  Settlement   Restated
Year Ended December 31      2001       2001         2001          2000       2000        2000
------------------------------------------------------------------------------------------------
(In millions, except per share data)

Other revenues           $ 1,971.7    $  6.7    $  1,978.4    $  1,805.6    $  5.3   $  1,810.9
Amortization of
 deferred acquisition
 costs                     1,803.9                 1,803.9       1,879.8       0.5      1,880.3
Other operating expenses   3,639.0       3.2       3,642.2       3,231.4      54.7      3,286.1
Income tax benefit
 (expense)                   177.2      (1.2)        176.0      (1,107.2)     17.5     (1,089.7)
Minority interest           (103.3)      0.3        (103.0)        221.6      (4.3)       217.3
Net (loss) income           (589.1)      2.0        (587.1)      1,876.7     (28.1)     1,848.6

Net (loss) income per
 Loews common share      $   (3.02)   $ 0.01    $    (3.01)   $     9.44    $(0.14)  $     9.30

Note 24.  Consolidating Financial Information

  The following schedules present the Company's consolidating balance sheet information at December 31, 2002 and 2001, and consolidating statements of operations information for the years ended December 31, 2002, 2001 and 2000. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company's subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company's subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company's issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 6 for consolidating information of the Carolina Group and Loews Group.

  The Corporate and Other column primarily reflects the parent company's investment in its subsidiaries, invested cash portfolio and corporate long-term debt. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company's investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.


Loews Corporation
Consolidating Balance Sheet Information


                                  CNA                  Loews    Diamond             Corporate
December 31, 2002              Financial   Lorillard   Hotels   Offshore   Bulova   and Other   Eliminations      Total
------------------------------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments                   $ 35,271.2  $  1,640.7  $  104.6  $  794.1  $  1.4    $ 2,324.7               $  40,136.7
Cash                               126.2         2.0       4.8      18.4     8.7         25.3                     185.4
Receivables-net                 16,262.1        30.2      24.2     147.0    87.6         52.7  $     (2.8)     16,601.0
Property, plant and equipment      292.4       197.8     391.2   2,207.5    16.3         33.0                   3,138.2
Deferred income taxes              772.2       437.0                        22.6          0.3      (604.9)        627.2
Goodwill                           140.8                   2.6      34.4                                          177.8
Investments in capital
 stocks of subsidiaries                                                              11,451.2   (11,451.2)
Other assets                     3,130.1       469.2      95.5      92.2    74.3        160.0       (22.1)      3,999.2
Deferred acquisition
 costs of insurance
 subsidiaries                    2,551.4                                                                        2,551.4
Separate account business        3,102.7                                                                        3,102.7
------------------------------------------------------------------------------------------------------------------------
Total assets                  $ 61,649.1  $  2,776.9  $  622.9  $3,293.6  $210.9    $14,047.2  $(12,081.0)  $  70,519.6
========================================================================================================================

Liabilities and Shareholders'
 Equity:

Insurance reserves            $ 40,178.9                                                                    $  40,178.9
Payable for securities
 purchased                         531.2              $    4.0                      $   263.9                     799.1
Securities sold under
 agreements to repurchase          552.4                                                                          552.4
Long-term debt, less
 unamortized discounts           2,292.1                 145.8  $  917.8              2,296.2                   5,651.9
Reinsurance balances payable     2,763.3                                                                        2,763.3
Deferred income taxes                                     47.1     374.0                183.8  $   (604.9)
Other liabilities                2,659.7  $  1,352.1     195.7     141.3  $ 67.5         87.3      (162.8)      4,340.8
Separate account business        3,102.7                                                                        3,102.7
------------------------------------------------------------------------------------------------------------------------
Total liabilities               52,080.3     1,352.1     392.6   1,433.1    67.5      2,831.2      (767.7)     57,389.1
Minority interest                1,055.0                   0.2     835.4     4.7                                1,895.3
Shareholders' equity             8,513.8     1,424.8     230.1   1,025.1   138.7     11,216.0   (11,313.3)     11,235.2
------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity        $  61,649.1  $  2,776.9  $  622.9 $ 3,293.6  $210.9    $14,047.2  $(12,081.0)  $  70,519.6
========================================================================================================================

Loews Corporation
Consolidating Balance Sheet Information


                                  CNA                  Loews    Diamond             Corporate
December 31, 2001              Financial   Lorillard   Hotels   Offshore   Bulova   and Other   Eliminations      Total
------------------------------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments                   $ 35,826.3  $  1,628.9  $  98.5   $  1,129.6 $  13.5    $  2,462.3             $ 41,159.1
Cash                               142.4         1.7      3.5         17.8     5.4          10.5                  181.3
Receivables                     18,917.4        45.9     26.6        193.7    77.7         194.3 $     (2.8)   19,452.8
Property, plant and equipment      327.2       181.2    395.5      2,042.5    16.6         112.3                3,075.3
Deferred income taxes              908.6       426.6                          24.7                   (621.3)      738.6
Goodwill                           267.9                  2.6         48.1                                        318.6
Investments in capital
 stocks of subsidiaries                                                                  9,960.1   (9,960.1)
Other assets                     3,037.9       485.1     91.2        101.8    56.6         210.9     (124.6)    3,858.9
Deferred acquisition costs
 of insurance subsidiaries       2,423.9                                                                        2,423.9
Separate account business        3,798.1                                                                        3,798.1
------------------------------------------------------------------------------------------------------------------------
Total assets                  $ 65,649.7  $  2,769.4  $ 617.9   $3,533.5   $ 194.5    $ 12,950.4 $(10,708.8) $ 75,006.6
========================================================================================================================

Liabilities and Shareholders'
 Equity:

Insurance reserves            $ 43,623.9                                                                     $ 43,623.9
Payable for securities
 purchased                         763.9  $    160.4  $   2.6                         $    438.7                1,365.6
Securities sold under
 agreements to repurchase          923.0                        $  199.1                   480.3                1,602.4
Long-term debt, less
 unamortized discounts           2,566.9                147.2      912.6                 2,293.6                5,920.3
Reinsurance balances payable     2,722.9                                                                        2,722.9
Deferred income taxes                                    47.6      379.3                   194.4 $  (621.3)
Other liabilities                2,988.0     1,334.5    192.0      139.6   $  63.3          84.6    (206.8)     4,595.2
Separate account business        3,798.1                                                                        3,798.1
------------------------------------------------------------------------------------------------------------------------
Total liabilities               57,386.7     1,494.9    389.4    1,630.6      63.3       3,491.6    (828.1)    63,628.4
Minority interest                1,075.0                  0.2      869.4       4.3                              1,948.9
Shareholders' equity             7,188.0     1,274.5    228.3    1,033.5     126.9       9,458.8   (9,880.7)    9,429.3
------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity        $  65,649.7  $  2,769.4  $ 617.9  $ 3,533.5  $  194.5   $  12,950.4 $(10,708.8) $ 75,006.6
========================================================================================================================

Loews Corporation
Consolidating Statement of Operations Information


                                  CNA                  Loews    Diamond             Corporate
December 31, 2002              Financial   Lorillard   Hotels   Offshore   Bulova   and Other   Eliminations      Total
------------------------------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums            $ 10,213.4                                                        $  (3.5)     $ 10,209.9
Investment income, net           1,729.9  $  44.1     $  2.1    $  29.8   $  0.3    $  60.7                     1,866.9
Intercompany interest
 and dividends                                                                        695.6      (695.6)
Investment gains (losses)         (252.2)    36.1                  36.5      0.1      (29.2)                     (208.7)
Manufactured products                     3,797.7                          164.5        1.3                     3,963.5
Other                              595.5      1.9      303.2      754.1      1.8        7.3                     1,663.8
------------------------------------------------------------------------------------------------------------------------
Total                           12,286.6  3,879.8      305.3      820.4    166.7      735.7      (699.1)       17,495.4
------------------------------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits         8,392.0                                                                        8,392.0
Amortization of deferred
 acquisition costs               1,790.2                                                                        1,790.2
Cost of manufactured
 products sold                            2,149.3                           77.5       (0.3)                    2,226.5
Other operating expenses         1,636.3    432.7      275.2      706.1     67.6       52.4        (3.5)        3,166.8
Restructuring and other
 related charges                   (36.8)                                                                         (36.8)
Interest                           149.5                 9.5       23.6               127.0                       309.6
------------------------------------------------------------------------------------------------------------------------
Total                           11,931.2  2,582.0      284.7      729.7    145.1      179.1        (3.5)       15,848.3
------------------------------------------------------------------------------------------------------------------------
                                   355.4  1,297.8       20.6       90.7     21.6      556.6      (695.6)        1,647.1
------------------------------------------------------------------------------------------------------------------------

Income tax expense (benefit)        72.3    508.5        7.9       35.7      9.3      (51.5)                      582.2
Minority interest                   52.7                           29.2      0.4                                   82.3
------------------------------------------------------------------------------------------------------------------------
Total                              125.0    508.5        7.9       64.9      9.7      (51.5)                      664.5
------------------------------------------------------------------------------------------------------------------------

Income from continuing operations  230.4    789.3       12.7       25.8     11.9      608.1      (695.6)          982.6
Discontinued operations-net        (31.0)                                                                         (31.0)
Cumulative effect of
 change in accounting
 principles-net                    (39.6)                                                                         (39.6)
------------------------------------------------------------------------------------------------------------------------
Net income                      $  159.8 $  789.3    $  12.7    $  25.8  $  11.9   $  608.1   $  (695.6)       $  912.0
========================================================================================================================

Loews Corporation
Consolidating Statement of Operations Information


                                  CNA                  Loews    Diamond             Corporate
December 31, 2001              Financial   Lorillard   Hotels   Offshore   Bulova   and Other   Eliminations     Total
------------------------------------------------------------------------------------------------------------------------
(In millions)                  (Restated)                                                                     (Restated)

Revenues:

Insurance premiums            $  9,288.2                                                       $  (3.1)      $  9,285.1
Investment income, net           1,856.0  $  79.9     $  5.2    $  48.7   $  1.0   $  113.0                     2,103.8
Intercompany interest
 and dividends                                                                        842.1     (842.1)
Investment gains (losses)        1,262.0      1.1       (0.5)      27.1               100.7                     1,390.4
Manufactured products                     3,868.1                          143.8                                4,011.9
Other                              682.4      7.3      316.6      932.4      2.3       37.4                     1,978.4
------------------------------------------------------------------------------------------------------------------------
Total                           13,088.6  3,956.4      321.3    1,008.2    147.1    1,093.2     (845.2)        18,769.6
------------------------------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits        11,279.8                                                                       11,279.8
Amortization of deferred
 acquisition costs               1,803.9                                                                        1,803.9
Cost of manufactured
 products sold                            2,213.2                           69.7                                2,282.9
Other operating expenses         1,894.9    637.1      276.8      714.9     59.6       62.0       (3.1)         3,642.2
Restructuring and other
 related charges                   251.0                                                                          251.0
Interest                           157.4      0.7       15.2       38.1               120.6                       332.0
------------------------------------------------------------------------------------------------------------------------
Total                           15,387.0  2,851.0      292.0      753.0    129.3      182.6       (3.1)        19,591.8
------------------------------------------------------------------------------------------------------------------------
                                (2,298.4) 1,105.4       29.3      255.2     17.8      910.6     (842.1)          (822.2)
------------------------------------------------------------------------------------------------------------------------

Income tax (benefit) expense      (739.0)   432.5       10.1       92.7      7.3       20.4                      (176.0)
Minority interest                 (185.5)                          82.1      0.4                                 (103.0)
------------------------------------------------------------------------------------------------------------------------
Total                             (924.5)   432.5       10.1      174.8      7.7       20.4                      (279.0)
------------------------------------------------------------------------------------------------------------------------
(Loss) income from
 continuing operations          (1,373.9)   672.9       19.2       80.4     10.1      890.2      (842.1)         (543.2)
Discontinued operations-net          9.4                                                                            9.4
Cumulative effect of change
 in accounting principles-net      (53.3)                                                                         (53.3)
------------------------------------------------------------------------------------------------------------------------
Net (loss) income             $ (1,417.8) $ 672.9    $  19.2    $  80.4  $  10.1   $  890.2   $  (842.1)      $  (587.1)
========================================================================================================================

Loews Corporation
Consolidating Statement of Operations Information


                                  CNA                  Loews    Diamond             Corporate
December 31, 2000              Financial   Lorillard   Hotels   Offshore   Bulova   and Other   Eliminations     Total
------------------------------------------------------------------------------------------------------------------------
(In millions)                  (Restated)                                                                     (Restated)

Revenues:

Insurance premiums            $ 11,388.2                                                       $  (2.7)      $ 11,385.5
Investment income, net           2,246.5  $ 101.7     $   5.6    $  49.5   $  2.0    $  149.3                   2,554.6
Intercompany interest
 and dividends                                                                          356.7   (356.7)
Investment gains (losses)        1,028.1     (0.6)       (0.3)                           (6.5)                  1,020.7
Manufactured products                     3,761.6                           150.8                               3,912.4
Other                              744.1      6.9       332.9      698.9      8.3        19.8                   1,810.9
------------------------------------------------------------------------------------------------------------------------
Total                           15,406.9 3,869.6        338.2      748.4    161.1       519.3   (359.4)        20,684.1
------------------------------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits         9,720.3                                                                        9,720.3
Amortization of deferred
 acquisition costs               1,880.3                                                                        1,880.3
Cost of manufactured
 products sold                           2,215.3                             74.1                               2,289.4
Other operating expenses         1,825.9   429.5        279.7      630.4     59.9        63.4     (2.7)         3,286.1
Interest                           206.3     1.5         11.2       10.3                127.6                     356.9
------------------------------------------------------------------------------------------------------------------------
Total                           13,632.8 2,646.3        290.9      640.7    134.0       191.0     (2.7)        17,533.0
------------------------------------------------------------------------------------------------------------------------
                                 1,774.1 1,223.3         47.3      107.7     27.1       328.3   (356.7)         3,151.1
------------------------------------------------------------------------------------------------------------------------

Income tax expense (benefit)       556.6   469.8         20.7       41.0     11.6       (10.0)                  1,089.7
Minority interest                  182.1                            34.7      0.5                                 217.3
------------------------------------------------------------------------------------------------------------------------
Total                              738.7   469.8         20.7       75.7     12.1       (10.0)                  1,307.0
------------------------------------------------------------------------------------------------------------------------

Income from continuing
 operations                      1,035.4   753.5         26.6       32.0     15.0       338.3   (356.7)         1,844.1
Discontinued operations-net          4.5                                                                            4.5
------------------------------------------------------------------------------------------------------------------------
Net income (loss)              $ 1,039.9 $ 753.5  $      26.6    $  32.0  $  15.0    $  338.3 $ (356.7)      $  1,848.6
=======================================================================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

  Certain information called for by Part III (Items 10, 11, 12 and 13) has been omitted as Registrant intends to include such information in its definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

Item 14.  Controls and Procedures

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

  The Company's principal executive officer and principal financial officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days prior to the date of this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have each concluded that the Company's disclosure controls and procedures are effective for their intended purpose.

  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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





                                                                         Page
                                                                        Number
                                                                        ------


  2. Financial Statement Schedules:

Independent Auditors' Report                                              L-1
Loews Corporation and Subsidiaries:
  Schedule I-Condensed financial information of
   Registrant for the years ended December 31, 2002, 2001 and
   2000                                                                   L-2
Schedule II-Valuation and qualifying accounts for the years
 ended December 31, 2002, 2001 and 2000                                   L-5
Schedule V-Supplemental information concerning property-casualty insurance operations for the years ended December 31, 2002, 2001
  and 2000                                                                L-6

                                                                       Exhibit
                            Description                                 Number
                            -----------                                -------

     3. Exhibits:

(3)  Articles of Incorporation and By-Laws

     Restated Certificate of Incorporation of the Registrant, dated
     October 20, 1987, incorporated herein by reference to Exhibit
     3.01 to registrant's Report on Form 10-K for the year ended
     December 31, 2001                                                   3.01

     Certificate of Amendment of Certificate of Incorporation of
     Registrant, dated May 16, 1996, incorporated herein by reference to Exhibit 3.02 to registrant's Report on Form 10-K for the year
     ended December 31, 2001                                             3.02

     Certificate of Amendment of Certificate of Incorporation of
     Registrant, dated May 8, 2001, incorporated herein by reference to Exhibit 3.03 to registrant's Report on Form 10-K for the year
     ended December 31, 2001                                             3.03

     Certificate of Amendment of Certificate of Incorporation of
     Registrant, dated January 30, 2002, incorporated herein by reference to Exhibit 3.04 to registrant's Report on Form 10-K
     for the year ended December 31, 2001                                3.04

     By-Laws of the Registrant as amended through February 20, 2001, incorporated herein by reference to Exhibit 3.02 to Registrant's
     Report on Form 10-K for the year ended December 31, 2000            3.05


(4)  Instruments Defining the Rights of Security Holders, Including
      Indentures

     The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

(10) Material Contracts

     Employment Agreement between Registrant and Laurence A. Tisch dated March 1, 1971 as amended through January 1, 2001,
     incorporated herein by reference to Exhibit 10.1 to
     Registrant's Report on Form 10-K for the year ended
     December 31, 2000                                                  10.01

     Amendment dated January 1, 2003 to Employment Agreement between
     Registrant and Laurence A. Tisch                                   10.02*

     Employment Agreement between Registrant and Preston R. Tisch dated as of March 1, 1988 as amended through January 1, 2001, incorporated herein by reference to Exhibit 10.2 to Registrant's
     Report on Form 10-K for the year ended December 31, 2000           10.03

     Amendment dated January 1, 2003 to Employment Agreement between
     Registrant and Preston R. Tisch                                    10.04*

     Loews Corporation Deferred Compensation Plan as amended and restated as of December 31, 1995, incorporated herein by
     reference to Exhibit 10.05 to Registrant's Report on Form 10-K
     for the year ended December 31, 1996                               10.05

     Incentive Compensation Plan, incorporated herein by reference to
     Exhibit 10.15 to Registrant's Report on Form 10-K for the year
     ended December 31, 1996                                            10.06

                                                                       Exhibit
                              Description                               Number
                              -----------                              -------

     Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Registrant's Report on
     Form 8-K filed September 5, 1997                                   10.07

     Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Registrant's Report on
     Form 8-K filed February 3, 1998                                    10.08

     State of Minnesota Settlement Agreement and Stipulation for
     Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been
     asserted by the State, incorporated herein by reference to
     Exhibit 10.1 to Registrant's Report on Form 10-Q for the
     quarter ended March 31, 1998                                       10.09

     State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to
     Exhibit 10.2 to Registrant's Report on Form 10-Q for the
     quarter ended March 31, 1998                                       10.10

     State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Registrant's Report on
     Form 10-Q for the quarter ended March 31, 1998                     10.11

     State of Minnesota State Escrow Agreement relating to the
     settlement of tobacco litigation, incorporated herein by
     reference to Exhibit 10.6 to Registrant's Report on Form 10-Q
     for the quarter ended March 31, 1998                               10.12

     Stipulation of Amendment to Settlement Agreement and For Entry
     of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant's
     Report on Form 10-Q for the quarter ended June 30, 1998            10.13

     Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form10-Q for the
     quarter ended June 30, 1998                                        10.14

     Stipulation of Amendment to Settlement Agreement and For Entry
     of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Registrant's Report on
     Form 10-Q for the quarter ended June 30, 1998                      10.15

     Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys' fees, incorporated herein by reference to
     Exhibit 10.5 to Registrant's Report on Form 10-Q for the quarter
     ended June 30, 1998                                                10.16

     Stipulation of Amendment to Settlement Agreement and For Entry
     of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant's
     Report on Form 10-Q for the quarter ended September 30, 1998       10.17

      Florida Fee Payment Agreement, dated September 11, 1998,
      regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on
      Form 10-Q for the quarter ended September 30, 1998 	              10.18

                                                                       Exhibit
                              Description                               Number
                              -----------                              -------

      Master Settlement Agreement with 46 states, the District of
      Columbia, the Commonwealth of Puerto Rico, Guam, the U.S.
      Virgin Islands, American Samoa and the Northern Marianas
      to settle the asserted and unasserted health care cost
      recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Registrant's Report on
      Form 8-K filed November 25, 1998                                  10.19

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Andrew H. Tisch is incorporated herein by
      reference to Exhibit 10.31 to Registrant's Report on
      Form 10-K for the year ended December 31, 1998 and an
      amendment dated January 1, 2002, incorporated herein by
      reference to Exhibit 10.22 to Registrant's Report on
      Form 10-K for the year ended December 31, 2001                    10.20

      Amendment dated January 1, 2003 to Employment Agreement
      between Registrant and Andrew H. Tisch                            10.21*

      Employment Agreement dated as of January 1, 1999 between
      Registrant and James S. Tisch is incorporated herein by
      reference to Exhibit 10.32 to Registrant's Report on Form 10-K
      for the year ended December 31, 1998 and an amendment dated
      January 1, 2002, incorporated herein by reference to
      Exhibit 10.23 to Registrant's Report on Form 10-K for the
      year ended December 31, 2001                                      10.22

      Amendment dated January 1, 2003 to Employment Agreement
      between Registrant and James S. Tisch                             10.23*

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Jonathan M. Tisch is incorporated herein by reference to Exhibit 10.33 to Registrant's Report on
      Form 10-K for the year ended December 31, 1998 and an
      amendment dated January 1, 2002, incorporated herein by
      reference to Exhibit 10.24 to Registrant's Report on
      Form 10-K for the year ended December 31, 2001                    10.24

      Amendment dated January 1, 2003 to Employment Agreement
      between Registrant and Jonathan M. Tisch                          10.25*

      Supplemental Retirement Agreement dated March 24, 2000
      between Registrant and Peter W. Keegan is incorporated
      herein by reference to Exhibit 10.01 to Registrant's
      Report on Form 10-Q for the quarter ended March 31, 2000.         10.26

      Supplemental Retirement Agreement dated September 21, 1999 between Registrant and Arthur Rebell is incorporated herein by reference to Exhibit 10.28 to Registrant's Report on
      Form  10-K for the year ended December 31, 1999                   10.27

      Loews Corporation 2000 Stock Option Plan is incorporated
      herein by reference to Exhibit A to Registrant's Definitive
      Proxy Statement filed on March 29, 2000                           10.28

      First Amendment to Supplemental Retirement Agreement dated
      March 24, 2000 between Registrant and Arthur L. Rebell is
      incorporated herein by reference to Exhibit 10.2 to
      Registrant's Report on Form 10-Q for the quarter ended
      March 31, 2000                                                    10.29

      Second Amendment to Supplemental Retirement Agreement dated
      March 28, 2001 between Registrant and Arthur L. Rebell,
      incorporated herein by reference to Exhibit 10.28 to
      Registrant's Report on Form 10-K for the year ended
      December 31, 2001                                                 10.30

                                                                       Exhibit
                              Description                               Number
                              -----------                               ------


      Carolina Group 2002 Stock Option Plan, incorporated herein by reference to Exhibit 10.29 to Registrant's Report on
      Form 10-K for the year ended December 31, 2001                    10.31

      Supplemental Retirement Agreement dated January 1, 2002
      between Registrant and      Andrew H. Tisch, incorporated
      herein by reference to Exhibit 10.30 to Registrant's Report
      on Form 10-K for the year ended December 31, 2001                 10.32

      Amendment No. 1 dated January 1, 2003 to Supplemental Retirement
      Agreement between Registrant and Andrew H. Tisch                  10.33*

      Supplemental Retirement Agreement dated January 1, 2002 between
      Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant's Report on Form 10-K for the
      year ended December 31, 2001                                      10.34

      Amendment No. 1 dated January 1, 2003 to Supplemental Retirement
      Agreement between Registrant and James S. Tisch                   10.35*

      Supplemental Retirement Agreement dated January 1, 2002 between
      Registrant and     Jonathan M. Tisch, incorporated herein by
      reference to Exhibit 10.32 to Registrant's Report on Form 10-K
      for the year ended December 31, 2001                              10.36

      Amendment No. 1 dated January 1, 2003 to Supplemental Retirement
      Agreement between Registrant and Jonathan M. Tisch 	               10.37*

      Third Amendment to Supplemental Retirement Agreement dated
      February 28, 2002 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.33 to
      Registrant's Report on Form 10-K for the year ended
      December 31, 2001                                                 10.38

(21)  Subsidiaries of the Registrant

      List of subsidiaries of Registrant                                21.01*

(23)  Consents of Experts and Counsel

      Consent of Deloitte & Touche LLP                                  23.01*

(99)  Other

      Tobacco Pending Litigation                                        99.01*

* Filed herewith

  (b) Reports on Form 8-K -

  On October 15, 2002, Registrant filed a report on Form 8-K regarding its announcement of a quarterly dividend of $.15 per share of Common Stock, payable December 2, 2002 to shareholders of record on November 1, 2002.

  On October 18, 2002 Registrant filed a report on Form 8-K regarding the Registrant's subsidiary, Lorillard, to confirm and reiterate statements made by Lorillard's management during the second quarter earnings conference call held on August 8, 2002 to the effect that Lorillard intends to increase its promotional dollar support behind its Newport cigarette brand for the second half of 2002.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LOEWS CORPORATION



Dated: March 26, 2003                         By      /s/ Peter W. Keegan
                                                 -----------------------------
                                                 (Peter W. Keegan, Senior Vice
                                                  President and Chief
                                                  Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 26, 2003                         By      /s/ James S. Tisch
                                                 -----------------------------
                                                (James S. Tisch, President and
                                                 Chief Executive Officer)



Dated: March 26, 2003                         By      /s/ Peter W. Keegan
                                                 -----------------------------
                                                (Peter W. Keegan, Senior Vice
                                                 President and Chief Financial
                                                 Officer)



Dated: March 26, 2003                         By        /s/ Guy A. Kwan
                                                 -----------------------------
                                                  (Guy A. Kwan, Controller)



Dated: March 26, 2003                         By       /s/ Joseph L. Bower
                                                 -----------------------------
                                                 (Joseph L. Bower, Director)



Dated: March 26, 2003                         By        /s/ John Brademas
                                                 -----------------------------
                                                   (John Brademas, Director)



Dated: March 26, 2003                         By       /s/ Paul J. Fribourg
                                                 -----------------------------
                                                 (Paul J. Fribourg, Director)

Dated: March 26, 2003                         By      /s/ Philip A. Laskawy
                                                 -----------------------------
                                                 (Philip A. Laskawy, Director)



Dated: March 26, 2003                         By       /s/ Edward J. Noha
                                                 -----------------------------
                                                  (Edward J. Noha, Director)



Dated: March 26, 2003                         By       /s/ Gloria R. Scott
                                                 -----------------------------
                                                  (Gloria R. Scott, Director)



Dated: March 26, 2003                         By      /s/ Andrew H. Tisch
                                                 -----------------------------
                                                  (Andrew H. Tisch, Director)



Dated: March 26, 2003                         By      /s/ Jonathan M. Tisch
                                                 -----------------------------
                                                 (Jonathan M. Tisch, Director)



Dated: March 26, 2003                         By      /s/ Laurence A. Tisch
                                                 -----------------------------
                                                 (Laurence A. Tisch, Director)



Dated: March 26, 2003                         By      /s/ Preston R. Tisch
                                                 -----------------------------
                                                 (Preston R. Tisch, Director)



Dated: March 26, 2003                         By         /s/ Fred Wilpon
                                                 -----------------------------
                                                    (Fred Wilpon, Director)

CERTIFICATIONS


I, James S. Tisch, certify that:

1.  I have reviewed this annual report on Form 10-K of Loews Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 26, 2003                       By      /s/ James S. Tisch
                                                 -----------------------------
                                                       JAMES S. TISCH
                                                        President and
                                                   Chief Executive Officer

CERTIFICATIONS


I, Peter W. Keegan, certify that:

1.  I have reviewed this annual report on Form 10-K of Loews Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 26, 2003                       By      /s/ Peter W. Keegan
                                                 -----------------------------
                                                     PETER W. KEEGAN
                                                 Senior Vice President and
                                                  Chief Financial Officer

                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Loews Corporation:

  We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at
Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, the 2001 and 2000 consolidated financial statements have been restated.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles in 2002, and for derivative instruments and hedging activities in 2001.





Deloitte & Touche LLP
New York, New York
March 19, 2003

                                                                    SCHEDULE I


                      Condensed Financial Information of Registrant

                                     LOEWS CORPORATION
                                       BALANCE SHEETS

                                           ASSETS


December 31                                                  2002         2001
------------------------------------------------------------------------------
(In millions)                                                       (Restated)

Current assets, principally investment in
 short-term instruments                                 $ 1,926.4   $ 2,290.9
Investments in securities                                   488.5       985.3
Investments in capital stocks of subsidiaries,
 at equity                                               11,451.2     9,960.1
Other assets                                                248.2        30.5
------------------------------------------------------------------------------
      Total assets                                      $14,114.3   $13,266.8
==============================================================================


                           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                $   388.3   $   475.7
Securities sold under agreements to repurchase                          480.4
Long-term debt, less current maturities (a)               2,296.2     2,293.6
Deferred income tax and other                               194.6       587.8
-----------------------------------------------------------------------------
       Total liabilities                                  2,879.1     3,837.5
Shareholders' equity                                     11,235.2     9,429.3
------------------------------------------------------------------------------
       Total liabilities and shareholders' equity       $14,114.3   $13,266.8
=============================================================================



STATEMENTS OF OPERATIONS

Year Ended December 31                           2002        2001         2000
------------------------------------------------------------------------------
(In millions)                                            (Restated) (Restated)


Revenues:
  Equity in income (losses) of
  subsidiaries (b)                          $1,079.2     $ (535.7)  $ 1,873.3
  Investment (losses) gains                    (29.2)       100.6        (6.6)
  Interest and other                            65.4        118.1       149.8
------------------------------------------------------------------------------
       Total                                 1,115.4       (317.0)    2,016.5
------------------------------------------------------------------------------
Expenses:
  Administrative                                46.8         54.8        53.7
  Interest                                     126.8        133.8       128.2
------------------------------------------------------------------------------
       Total                                   173.6        188.6       181.9
------------------------------------------------------------------------------
                                               941.8       (505.6)    1,834.6
Income tax expense (benefit) (c)               (40.8)        37.6        (9.5)
------------------------------------------------------------------------------
Income (loss) before cumulative effect of
 changes in accounting principles              982.6       (543.2)    1,844.1
Discounted operations-net                      (31.0)         9.4         4.5
Cumulative effect of changes in accounting
 principles-net                                (39.6)       (53.3)
------------------------------------------------------------------------------
Net income (loss)                           $  912.0     $ (587.1)  $ 1,848.6
==============================================================================

                                                                   SCHEDULE I
                                                                   (Continued)


                  Condensed Financial Information of Registrant

                                 LOEWS CORPORATION
                              STATEMENTS OF CASH FLOWS


Year Ended December 31                        2002         2001         2000
------------------------------------------------------------------------------
(In millions)                                          (Restated)   (Restated)


Operating Activities:
  Net income (loss)                        $   912.0    $ (587.1)   $ 1,848.6
  Adjustments to reconcile net income
   (loss) to net cash provided (used) by
    operating activities:
     Loss on disposal of discontinued
      operations                                33.5
     Cumulative effect of changes in
      accounting principles                     39.6        53.3
     Undistributed (earnings) losses of
      affiliates                              (380.9)     1,358.9    (1,528.1)
     Investment losses (gains)                  29.2       (100.6)        6.6
     Provision for deferred income taxes       (25.7)         1.6        12.5
  Changes in assets and liabilities-net:
   Receivables                                 131.5       (190.2)       37.3
   Accounts payable and accrued liabilities     80.6         (4.6)       (3.5)
   Federal income taxes                        522.9       (104.3)      411.3
   Trading securities                         (305.6)       340.5      (157.4)
   Other-net                                     3.6          3.0        (5.2)
------------------------------------------------------------------------------
                                             1,040.7        770.5       622.1
------------------------------------------------------------------------------

Investing Activities:
  Investments in and advances to
   subsidiaries                               (563.6)      (101.0)     (281.5)
  Reduction of investments and advances
   to subsidiaries                              38.7         26.7        41.4
  Net decrease in short-term investments
   primarily U.S. government securities        250.9        202.3       353.3
  Securities sold under agreements to
   repurchase                                 (480.4)       480.4      (347.8)
  Purchases of CNA common stock                (73.1)      (978.7)
  Purchase of CNA preferred stock             (750.0)
  Change in other investments                  (20.4)        (1.2)       17.7
------------------------------------------------------------------------------
                                            (1,597.9)      (371.5)     (216.9)
------------------------------------------------------------------------------

Financing Activities:
  Dividends paid to shareholders              (166.4)      (112.5)      (99.7)
  Purchases of treasury shares                (351.2)      (282.2)     (305.7)
  Issuance of common stock                   1,070.1          0.4
------------------------------------------------------------------------------
                                               552.5       (394.3)     (405.4)
------------------------------------------------------------------------------

Net change in cash                              (4.7)         4.7        (0.2)
Cash, beginning of year                         14.9         10.2        10.4
------------------------------------------------------------------------------
Cash, end of year                          $    10.2    $    14.9   $    10.2
==============================================================================

                                                                    SCHEDULE I
(Continued)


Condensed Financial Information of Registrant

----------
Notes:

  (a) Long-term debt consisted of:


December 31                                                2002          2001
------------------------------------------------------------------------------
(In millions)


6.8% notes due 2006 (effective interest rate of 6.8%)
 (authorized, $300)                                     $  300.0    $   300.0
3.1% exchangeable subordinated notes due 2007
 (effective interest rate of 3.4%)(authorized
  $1,150) (1)                                            1,150.0      1,150.0
8.9% debentures due 2011 (effective interest
 rate of 9.0%) (authorized, $175)                          175.0        175.0
7.6% notes due 2023 (effective interest rate of 7.8%)
 (authorized, $300) (2)                                    300.0        300.0
7% notes due 2023 (effective interest rate of 7.2%)
 (authorized, $400) (3)                                    400.0        400.0
------------------------------------------------------------------------------
                                                         2,325.0      2,325.0
Less unamortized discount                                   28.8         31.4
------------------------------------------------------------------------------
                                                        $2,296.2    $ 2,293.6
==============================================================================

     (1) Redeemable in whole or in part at 101.6%, and decreasing percentages annually. The notes are exchangeable into 15.376 shares of Diamond Offshore's common stock per one thousand dollars principal amount of notes at a price of $65.04 per share.
     (2) Redeemable in whole or in part at June 1, 2003 at 103.8%, and decreasing percentages thereafter.
     (3) Redeemable in whole or in part at October 15, 2003 at 102.4%, and decreasing percentages thereafter.

  (b) Cash dividends paid to the Company by affiliates amounted to $695.6, $807.1 and $356.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  (c) The Company is included in a consolidated federal income tax return with certain of its subsidiaries and, accordingly, participates in the allocation of certain components of the consolidated provision for federal income taxes. Such taxes are generally allocated on a separate return bases.

  The Company has entered into a separate tax allocation agreement with CNA, a majority-owned subsidiary in which its ownership exceeds 80%. The agreement provides that the Company will (i) pay to CNA the amount, if any, by which the Company's consolidated federal income tax is reduced by virtue of inclusion of CNA in the Company's return, or (ii) be paid by CNA an amount, if any, equal to the federal income tax which would have been payable by CNA if it had filed a separate consolidated return.

  Under this agreement, CNA has paid, or will pay the Company approximately $94.0 million for 2002. In 2001 and 2000, CNA received $908.0 million and paid $64.0 million, respectively. The agreement may be canceled by either of the parties upon thirty days' written notice. See Note 11 of the Notes to Consolidated Financial Statements of Loews Corporation and subsidiaries included in Item 8.

  (d) As a result of a routine review of CNA's periodic filings by the Division of Corporation Finance of the SEC, the Company has restated its financial statements as of and for the years ended December 31, 2001 and 2000 as well as its interim financial statements for the first three quarters of 2002. The restated financial statements reflect an adjustment to the Company's historical accounting for CNA's investment in life settlement contracts and the related revenue recognition. See Note 23 of the Notes to Consolidated Financial Statements in Item 8.

                                                                   SCHEDULE II


                      LOEWS CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts


        Column A     Column B          Column C        Column D       Column E
                               ----------------------
                                      Additions
                               ----------------------
                    Balance at  Charged to   Charged                Balance at
                    Beginning   Costs and    to Other                 End of
      Description   of Period    Expenses    Accounts    Deductions   Period
------------------------------------------------------------------------------
                                         (In millions)

                         For the Year Ended December 31, 2002


Deducted from assets:
  Allowance for
   discounts          $  2.1      $177.3                   $178.2(1)    $  1.2
  Allowance for
   doubtful accounts   361.6         50.2                    50.6(2)     361.2
------------------------------------------------------------------------------
    Total             $363.7      $227.5                   $228.8       $362.4
==============================================================================

                         For the Year Ended December 31, 2001


Deducted from assets:
  Allowance for
   discounts          $  2.7      $174.1                   $174.7(1)    $  2.1
  Allowance for
   doubtful accounts   346.0        50.5                     34.9        361.6
------------------------------------------------------------------------------
    Total             $348.7      $224.6                   $209.6       $363.7
==============================================================================
                          For the Year Ended December 31, 2000

Deducted from assets:
  Allowance for
   discounts          $  2.7      $165.4                   $165.4(1)    $  2.7
  Allowance for
   doubtful accounts   334.1        19.5                      7.6        346.0
------------------------------------------------------------------------------
    Total             $336.8      $184.9                   $173.0       $348.7
	==============================================================================

----------
Notes: (1) Discounts allowed.
       (2) Includes $30.0 related to the sale of CNA Re U.K., see Note 14 of the Notes to Consolidated Financial Statements included under Item
           8. for further discussion of the sale.


                                                                    SCHEDULE V


                      LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property-Casualty Insurance Operations


Consolidated Property and Casualty Entities
------------------------------------------------------------------------------

Year Ended December 31                           2002         2001        2000
------------------------------------------------------------------------------
(In millions)


Deferred acquisition costs                     $ 	1,257     $ 1,103
Reserves for unpaid claim and claim
 adjustment expenses                            25,648      29,551
Discount deducted from claim and claim
 adjustment expenses reserves above
 (based on interest rates ranging from
  3.5% to 7.5%)                                  2,440       2,456
Unearned premiums                                4,813       4,495
Net written premiums                             8,677       8,014      $8,640
Net earned premiums                              8,461       7,598       8,847
Net investment income                            1,453       1,261       1,740
Incurred claim and claim adjustment expenses
 related to current year                         6,722       7,192       6,332
Incurred claim and claim adjustment expenses
 related to prior years                             52       2,466         427
Amortization of deferred acquisition costs       1,660       1,748       1,729
Paid claim and claim expenses                    8,218      10,852       8,434

                                       L-6