Form 10-Q
period 2003-03-31
LOEWS CORP
filed 2003-05-09
CIK 60086

==============================================================================
                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    FORM 10-Q

[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                     OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number 1-6541

                                 LOEWS CORPORATION
                (Exact name of registrant as specified in its charter)

           Delaware                                            13-2646102
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

667 Madison Avenue, New York, N.Y.                             10021-8087
(Address of principal executive offices)                       (Zip code)

                                 (212) 521-2000
                 (Registrant's telephone number, including area code)

                                NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                      No
                     ------                      ------

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                Yes    X                      No
                    ------                       ------

             Class                                Outstanding at May 1, 2003
------------------------------                    --------------------------
Common stock, $1.00 par value                         185,447,050 shares
Carolina Group stock, $0.01 par value                  39,910,000 shares
==============================================================================

                                   INDEX


                                                                         Page
Part I. Financial Information                                             No.
                                                                         -----

  Item 1. Financial Statements

   Consolidated Condensed Balance Sheets
    March 31, 2003 and December 31, 2002                                    3

   Consolidated Condensed Statements of Income
    Three months ended March 31, 2003 and 2002                              4

   Consolidated Condensed Statements of Cash Flows
    Three months ended March 31, 2003 and 2002                              6

   Notes to Consolidated Condensed Financial Statements                     8

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        60

  Item 3. Quantitative and Qualitative Disclosures about Market Risk      109

  Item 4. Controls and Procedures                                         112

Part II. Other Information

  Item 1. Legal Proceedings                                               113

  Item 6. Exhibits and Reports on Form 8-K                                114

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
----------------
(In millions)
                                                                        March
31,   December 31,

2003          2002
--------------------------------------------------------------------------------
----------------
Assets

Investments:
  Fixed maturities, amortized cost of $27,557.5 and $26,688.8
$28,656.3     $27,433.7
  Equity securities, cost of $1,020.2 and $1,002.8
1,066.1       1,120.5
  Other investments
1,463.7       1,420.8
  Short-term investments
8,870.1      10,161.7
--------------------------------------------------------------------------------
----------------
   Total investments
40,056.2      40,136.7
Cash
213.5         185.4
Receivables-net
18,192.9      16,601.0
Property, plant and equipment-net
3,213.2       3,138.2
Deferred income taxes
514.4         627.2
Goodwill
171.0         177.8
Other assets
4,097.8       3,999.2
Deferred acquisition costs of insurance subsidiaries
2,597.1       2,551.4
Separate account business
3,240.1       3,102.7
--------------------------------------------------------------------------------
----------------

   Total assets
$72,296.2     $70,519.6
================================================================================
================

Liabilities and Shareholders' Equity:

Insurance reserves:
  Claim and claim adjustment expense
$27,445.6     $27,369.9
  Future policy benefits
7,575.9       7,408.9
  Unearned premiums
5,115.1       4,820.0
  Policyholders' funds
568.1         580.1
--------------------------------------------------------------------------------
----------------

   Total insurance reserves
40,704.7      40,178.9
Payable for securities purchased
1,915.6         799.1
Securities sold under agreements to repurchase
670.2         552.4
Long-term debt, less unamortized discount
5,528.7       5,651.9
Reinsurance balances payable
2,791.3       2,763.3
Other liabilities
3,968.1       4,340.8
Separate account business
3,240.1       3,102.7
================================================================================
================

   Total liabilities
58,818.7      57,389.1
Minority interest
1,902.2       1,895.3
Shareholders' equity
11,575.3      11,235.2
--------------------------------------------------------------------------------
----------------
  Total liabilities and shareholders' equity
$72,296.2     $70,519.6
================================================================================
================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
----------------
(In millions)

Three Months Ended

March 31,
--------------------------------------------------------------------------------
----------------

2003         2002
--------------------------------------------------------------------------------
----------------

(Restated)


Revenues:
  Insurance premiums
$2,380.2     $ 2,836.2
  Investment income, net of expense
456.6         463.0
  Investment (losses) gains
(95.6)         23.5
  Manufactured products (including excise taxes of $156.9 and $180.4)
884.0       1,004.8
  Other
324.0         464.8
--------------------------------------------------------------------------------
---------------

   Total                                                                 3,949.2
4,792.3
--------------------------------------------------------------------------------
---------------

Expenses:
  Insurance claims and policyholders' benefits                           1,869.8
2,310.1
  Amortization of deferred acquisition costs                               458.2
440.1
  Cost of manufactured products sold                                       481.2
607.7
  Other operating expenses                                                 784.4
875.3
  Interest                                                                  73.7
76.5
--------------------------------------------------------------------------------
---------------
   Total                                                                 3,667.3
4,309.7
--------------------------------------------------------------------------------
---------------

                                                                           281.9
482.6
--------------------------------------------------------------------------------
---------------
  Income tax expense                                                        92.9
171.2
  Minority interest
(1.0)         28.0
--------------------------------------------------------------------------------
---------------
   Total                                                                    91.9
199.2
--------------------------------------------------------------------------------
---------------
Income from continuing operations                                          190.0
283.4
Discontinued operations-net
(31.0)
Cumulative effect of change in accounting principle-net
(39.6)
--------------------------------------------------------------------------------
---------------
   Net income                                                           $  190.0
$   212.8
================================================================================
===============

Net income attributable to:
  Loews common stock:
    Income from continuing operations                                   $  161.4
$   265.4
    Discontinued operations-net
(31.0)
    Cumulative effect of change in accounting principle-net
(39.6)
--------------------------------------------------------------------------------
---------------

Loews common stock                                                         161.4
194.8
Carolina Group stock                                                        28.6
18.0
--------------------------------------------------------------------------------
--------------

   Total                                                                $  190.0
$   212.8
================================================================================
==============

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Continued)
--------------------------------------------------------------------------------
----------------
(In millions, except per share data)
                                                                          Three
Months Ended

March 31,
--------------------------------------------------------------------------------
----------------

2003         2002
--------------------------------------------------------------------------------
----------------

(Restated)
Income per Loews common share:
  Income from continuing operations                                    $
0.87     $   1.39
  Discontinued operations-net
(0.16)
  Cumulative effect of change in accounting principle-net
(0.21)
--------------------------------------------------------------------------------
----------------
    Net income                                                         $
0.87     $   1.02
================================================================================
================
Net income per Carolina Group common share                             $
0.72     $   0.45
================================================================================
================

Weighted average number of shares outstanding:
  Loews common stock
185.45       191.09
  Carolina Group stock
39.91        40.25

See accompanying Notes to Consolidated Condensed Financial Statements.


Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
----------------
(In millions)
                                                                          Three
Months Ended

March 31,
--------------------------------------------------------------------------------
----------------
                                                                            2003
2002
--------------------------------------------------------------------------------
----------------

(Restated)

Operating Activities:
Net income                                                              $
190.0    $    212.8
Adjustments to reconcile net income to net cash used in
 operating activities-net
136.5          85.8
Loss on disposal of discontinued operations
31.0
Cumulative effect of change in accounting principle-net
39.6
Changes in assets and liabilities-net:
   Reinsurance receivable
(235.7)       (155.9)
   Other receivables
(175.0)         56.8
   Federal income taxes
(33.7)        215.7
   Prepaid reinsurance premiums
(116.7)       (326.0)
   Deferred acquisition costs
(56.8)        (38.7)
   Insurance reserves and claims
527.9         181.5
   Reinsurance balances payable
28.0         159.0
   Other liabilities
(339.6)       (321.9)
   Trading securities
(170.3)       (290.2)
   Other-net
59.3          15.7
--------------------------------------------------------------------------------
---------------

(186.1)       (134.8)
--------------------------------------------------------------------------------
----------------

Investing Activities:
   Purchases of fixed maturities
(20,029.3)    (16,794.8)
   Proceeds from sales of fixed maturities
15,727.3      15,870.4
   Proceeds from maturities of fixed maturities
3,536.2         661.0
   Securities sold under agreements to repurchase
117.8        (431.3)
   Purchases of equity securities
(121.1)       (333.4)
   Proceeds from sales of equity securities
73.5         285.3
   Change in short-term investments
1,270.6         (20.2)
   Purchases of property, plant and equipment
(177.1)       (100.2)
   Proceeds from sales of property, plant and equipment
0.1          90.3
   Change in other investments
6.1         (52.1)
--------------------------------------------------------------------------------
----------------

404.1        (825.0)
--------------------------------------------------------------------------------
----------------


Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
--------------------------------------------------------------------------------
----------------
(In millions)
                                                                           Three
Months Ended

March 31,
--------------------------------------------------------------------------------
----------------
                                                                          2003
2002
--------------------------------------------------------------------------------
----------------

(Restated)

Financing Activities:
   Dividends paid to Loews shareholders                                  (45.7)
(28.7)
   Dividends paid to minority interests                                   (7.5)
(7.7)
   Issuance of Loews common stock                                          0.2
0.4
   Issuance of Carolina Group stock
1,070.5
   Purchases of Loews treasury shares
(104.5)
   Purchases of treasury shares by subsidiaries
(16.9)
   Principal payments on long-term debt                                 (129.3)
(0.2)
   Receipts credited to policyholders                                      0.3
0.1
   Withdrawals of policyholders account balances                          (7.0)
(13.5)
   Other                                                                  (0.9)
8.2
--------------------------------------------------------------------------------
----------------
                                                                        (189.9)
907.7
--------------------------------------------------------------------------------
----------------
Net change in cash                                                        28.1
(52.1)
Cash, beginning of period                                                185.4
181.3
--------------------------------------------------------------------------------
----------------
Cash, end of period                                                    $ 213.5
$ 129.2
================================================================================
================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.  Basis of Presentation

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

  On April 11, 2003, the Company entered into an agreement to purchase Texas Gas Transmission Corporation ("Texas Gas") from The Williams Companies, Inc. The transaction value is $1.045 billion, which includes $795.0 million in cash to be paid to the seller and $250.0 million of outstanding debt at Texas Gas. The closing of the transaction, which is expected to occur in the second quarter of 2003, is subject to normal and customary conditions. Immediately following the acquisition of Texas Gas, the Company intends to issue additional debt through its subsidiaries

  Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002 and the statements of income and changes in cash flows for the three months ended March 31, 2003 and 2002.

  Results of operations for the first three months of each of the years is not necessarily indicative of results of operations for that entire year.

  Reference is made to the Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders on Form 10-K which should be read in conjunction with these consolidated condensed financial statements.

  Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2003.

  Restatement for CNA's Life Settlement Contract Accounting - As a result of a routine review of CNA's periodic filings by the Division of Corporation Finance of the Securities and Exchange Commission, the Company has restated its results of operations for the three months ended March 31, 2002. The restated financial statements reflect an adjustment to the Company's historical accounting for CNA's investment in life settlement contracts and the related revenue recognition. The impact of this adjustment on operating results in 2002 was insignificant.

  Accounting Changes - Effective January 1, 2002, the Company recorded a $39.6 million goodwill impairment charge as a cumulative effect of a change in accounting principle, adjusted to reflect purchase accounting adjustments, net of income taxes and minority interest of $5.8 and $6.4 million, respectively, primarily related to CNA's Specialty Lines and Life Operations.

  In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement in January 2003 has not had a material impact on the Company's results of operations or equity.

  In January of 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and for variable interest entities created before February 1, 2003, no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company is currently evaluating the impact FIN 46 may have on its consolidated financial statements.

  On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently in the process of evaluating the impact SFAS No. 149 may have on its consolidated financial statements.

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

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's Consolidated Statements of Operations, in accordance with APB No. 25. Several of the Company's subsidiaries also maintain their own stock option plans. The pro forma effect of applying SFAS No. 123 includes the Company's share of expense related to its subsidiaries' plans as well. The Company's pro forma net income and the related basic and diluted income per Loews common and Carolina Group shares would have been as follows:

Three Months Ended March 31
2003         2002
--------------------------------------------------------------------------------
----------------
(In millions, except per share data)
(Restated)

Net income:

Loews common stock:
  Net income as reported                                                 $
161.4      $  194.8
  Deduct:  Total stock-based employee compensation expense
   determined under the fair value based method, net
(1.3)         (0.9)
--------------------------------------------------------------------------------
----------------
 Pro forma net income                                                    $
160.1      $  193.9
================================================================================
================

Carolina Group stock:
  Net income as reported                                                 $
28.6      $   18.0
  Deduct:  Total stock-based employee compensation expense
   determined under the fair value based method, net
--------------------------------------------------------------------------------
----------------
  Pro forma net income                                                   $
28.6      $   18.0
================================================================================
================

Net income per share:

Loews common stock:
  As reported                                                            $
0.87      $   1.02
  Pro forma
0.86          1.01
Carolina Group stock:
  As reported
0.72          0.45
  Pro forma
0.72          0.45
================================================================================
================

  Comprehensive Income (Loss) - Comprehensive income (loss) includes all changes to shareholders' equity, except those resulting from investments by shareholders and distributions to shareholders. For the three months ended March 31, 2003 and 2002, comprehensive income (loss) totaled $385.6 and $(28.7), respectively. Comprehensive income (loss) includes net income, unrealized appreciation (depreciation) of investments and foreign currency translation gains or losses.

2.  Investments

Three Months Ended March 31                                                 2003
2002
--------------------------------------------------------------------------------
----------------
(In millions)

Investment income consisted of:

Fixed maturity securities                                                $
429.4     $   457.1
Short-term investments
28.5          30.4
Limited partnerships
23.3           6.8
Equity securities
5.3           8.2
Interest expense on funds withheld and other deposits
(46.7)        (58.1)
Other
36.4          34.3
--------------------------------------------------------------------------------
----------------
Total investment income
476.2         478.7
Investment expenses
(19.6)        (15.7)
--------------------------------------------------------------------------------
----------------
Investment income-net                                                    $
456.6      $  463.0
================================================================================
================

Three Months Ended March 31
2003          2002
--------------------------------------------------------------------------------
----------------

Investment (losses) gains are as follows:

Trading securities:
  Derivative instruments                                                 $   6.7
$    10.0
  Equity securities, including short positions
(37.3)           9.1
--------------------------------------------------------------------------------
----------------

(30.6)          19.1

Other than trading:
  Fixed maturities
(35.9)           6.9
  Equity securities
7.2
  Short?term investments                                                     5.3
7.3
  Other, including guaranteed separate account business
(34.4)         (17.0)
--------------------------------------------------------------------------------
----------------
Investment (losses) gains
(95.6)          23.5
Income tax benefit (expense)                                                34.1
(6.5)
Minority interest                                                            4.9
(1.2)
--------------------------------------------------------------------------------
----------------
Investment (losses) gains-net
$(56.6)       $  15.8
================================================================================
================

  Realized investment losses included $255.0 and $18.0 million of pretax other than temporary impairment losses for the three months ended March 31, 2003 and 2002. The impairment losses recorded for the three months ended March 31, 2003 were primarily for securities in certain market sectors, including the airline, healthcare and energy industries. For the three months ended March 31, 2002, the impairment losses recorded related primarily to the credit deterioration of a specific equity holding.

3.  Earnings Per Share

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income attributable to each class of common stock by the weighted average number of common shares of each class of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2003 and 2002, income per common share assuming dilution is the same as basic income per share because the impact of securities that could potentially dilute basic income per common share is insignificant or antidilutive for the periods presented.

  Options to purchase 0.81 and 0.20 million shares of Loews common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 0.34 and 0.20 million shares of Carolina Group stock were outstanding at March 31, 2003 and 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

  The attribution of income to each class of common stock, for the three months ended March 31, 2003 and 2002, was as follows:

Three Months Ended March 31
2003         2002
--------------------------------------------------------------------------------
----------------
(In millions)
(Restated)

Loews common stock:

  Consolidated net income                                                 $
190.0    $   212.8
  Less income attributable to Carolina Group stock
(28.6)       (18.0)
--------------------------------------------------------------------------------
----------------
  Income attributable to Loews common stock                               $
161.4    $   194.8
================================================================================
================

Carolina Group stock:

  Carolina Group net income                                               $
124.4    $   150.7
  Less net income for January 2002
(73.1)
--------------------------------------------------------------------------------
----------------
  Income available to Carolina Group stock
124.4         77.6
  Weighted average economic interest of the Carolina Group stock
23.01%       23.17%
--------------------------------------------------------------------------------
----------------
  Income attributable to Carolina Group stock                             $
28.6    $    18.0
================================================================================
================

4.  Loews and Carolina Group Consolidating Condensed Financial Information

  On February 6, 2002, the Company sold 40,250,000 shares of a new class of its common stock, referred to as Carolina Group stock, for net proceeds of $1.1 billion. This stock is designed to track the performance of the

Carolina Group, which consists of the Company's ownership interest in Lorillard; notional, intergroup debt owed by the Carolina Group to the Loews Group ($2.4 billion outstanding at March 31, 2003), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; any and all liabilities, costs and expenses of the Company and Lorillard arising out of the past, present or future business of Lorillard, and all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

  The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. During the year ended December 31, 2002, the Company purchased, for the account of the Carolina Group, 340,000 shares of Carolina Group stock. As of March 31, 2003, the outstanding Carolina Group stock represents a 23.01% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company's assets and liabilities other than the 23.01% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company's common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.

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

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

                                    Carolina Group
Adjustments
                         ------------------------------------   Loews
and
March 31, 2003          Lorillard    Other      Consolidated    Group
Eliminations   Total
--------------------------------------------------------------------------------
----------------
(In millions)

Assets:

Investments             $ 1,403.5     $  149.9  $ 1,553.4    $38,502.8
$40,056.2
Cash                          1.3          0.3        1.6        211.9
213.5
Receivables-net              30.1          0.2       30.3     18,194.6  $
(32.0) (a)  18,192.9
Property, plant and
 equipment-net              195.5                   195.5      3,017.7
3,213.2
Deferred income taxes       442.7                   442.7         71.7
514.4
Goodwill                                                         171.0
171.0
Other assets                468.1          0.1      468.2      3,629.6
4,097.8
Investment in combined
 attributed net assets
 of the Carolina Group                                         1,729.2
(2,374.2) (a)

645.0  (b)
Deferred acquisition
 costs of insurance
 subsidiaries                                                  2,597.1
2,597.1
Separate account business                                      3,240.1
3,240.1
--------------------------------------------------------------------------------
----------------
Total assets            $ 2,541.2     $  150.5  $ 2,691.7    $71,365.7
$(1,761.2)     $72,296.2
================================================================================
================

Liabilities and Shareholders' Equity:

Insurance reserves                                           $40,704.7
$40,704.7
Payable for securities
 purchased                                                     1,915.6
1,915.6
Securities sold under
 agreements to
 repurchase                                                      670.2
670.2
Long-term debt, less
 unamortized discount                 $2,374.2  $ 2,374.2      5,528.7
$(2,374.2) (a)   5,528.7
Reinsurance balances
 payable                                                       2,791.3
2,791.3
Other liabilities       $ 1,135.4         19.9    1,155.3      2,844.8
(32.0) (a)   3,968.1
Separate account business                                      3,240.1
3,240.1
--------------------------------------------------------------------------------
----------------
Total liabilities         1,135.4      2,394.1    3,529.5     57,695.4
(2,406.2)      58,818.7
Minority interest                                              1,902.2
1,902.2
Shareholders' equity      1,405.8     (2,243.6)    (837.8)    11,768.1
645.0  (b)  11,575.3
--------------------------------------------------------------------------------
----------------
Total liabilities and
 shareholders' equity   $ 2,541.2     $  150.5  $ 2,691.7    $71,365.7
$(1,761.2)     $72,296.2
================================================================================
================

(a)  To eliminate the intergroup notional debt and interest payable/receivable.
(b) To eliminate the Loews Group's 76.99% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

                                     Carolina Group
Adjustments
                         ------------------------------------    Loews
and
December 31, 2002        Lorillard    Other      Consolidated    Group
Eliminations    Total
--------------------------------------------------------------------------------
----------------
(In millions)

Assets:

Investments              $ 1,640.7    $   150.3  $1,791.0    $38,345.7
$40,136.7
Cash                           2.0          0.2       2.2        183.2
185.4
Receivables-net               30.2                   30.2     16,603.9   $
(33.1) (a) 16,601.0
Property, plant and
 equipment-net               197.8                  197.8      2,940.4
3,138.2
Deferred income taxes        437.0                  437.0        190.2
627.2
Goodwill                                                         177.8
177.8
Other assets                 469.2                  469.2      3,530.0
3,999.2
Investment in combined
 attributed net assets
 of the Carolina Group                                         1,757.9
(2,438.1) (a)

680.2  (b)
Deferred acquisition
 costs of insurance
 subsidiaries                                                  2,551.4
2,551.4
Separate account business                                      3,102.7
3,102.7
--------------------------------------------------------------------------------
----------------
Total assets             $ 2,776.9    $   150.5   $2,927.4   $69,383.2
$(1,791.0)    $70,519.6
================================================================================
================

Liabilities and Shareholders' Equity:

Insurance reserves                                           $40,178.9
$40,178.9
Payable for securities
 purchased                                                       799.1
799.1
Securities sold under
 agreements to repurchase                                        552.4
552.4
Long-term debt, less
 unamortized discount                 $ 2,438.1  $ 2,438.1     5,651.9
$(2,438.1) (a)  5,651.9
Reinsurance balances
 payable                                                       2,763.3
2,763.3
Other liabilities        $ 1,352.1         20.7    1,372.8     3,001.1
(33.1) (a)  4,340.8
Separate account business                                      3,102.7
3,102.7
--------------------------------------------------------------------------------
----------------
Total liabilities          1,352.1      2,458.8    3,810.9    56,049.4
(2,471.2)     57,389.1
Minority interest                                              1,895.3
1,895.3
Shareholders' equity       1,424.8     (2,308.3)    (883.5)   11,438.5
680.2  (b) 11,235.2
--------------------------------------------------------------------------------
----------------
Total liabilities and
 shareholders' equity    $ 2,776.9    $   150.5  $ 2,927.4   $69,383.2
$(1,791.0)    $70,519.6
================================================================================
================

(a)  To eliminate the intergroup notional debt and interest payable/receivable.
(b) To eliminate the Loews Group's 76.99% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

                                     Carolina Group
Adjustments
Three Months Ended        ------------------------------------  Loews        and
  March 31, 2003          Lorillard   Other     Consolidated    Group
Eliminations    Total
--------------------------------------------------------------------------------
----------------
(In millions)

Revenues:

Insurance premiums                                             $2,380.2
$2,380.2
Investment income, net       $  7.9   $ 0.6    $  8.5             496.3   (48.2)
(a)      456.6
Investment gains (losses)       0.3               0.3             (95.9)
(95.6)
Manufactured products         844.2             844.2              39.8
884.0
Other                          (0.2)             (0.2)            324.2
324.0
--------------------------------------------------------------------------------
----------------
Total                         852.2     0.6     852.8           3,144.6   (48.2)
3,949.2
--------------------------------------------------------------------------------
----------------

Expenses:

Insurance claims and
 policyholders' Benefits                                        1,869.8
1,869.8
Amortization of deferred
 acquisition costs                                                458.2
458.2
Cost of manufactured
 products sold                459.7             459.7              21.5
481.2
Other operating expenses (b)  141.2     0.1     141.3             643.1
784.4
Interest                               48.2      48.2              73.7   (48.2)
(a)       73.7
--------------------------------------------------------------------------------
----------------
Total                         600.9    48.3     649.2           3,066.3   (48.2)
3,667.3
--------------------------------------------------------------------------------
----------------
                              251.3   (47.7)    203.6              78.3
281.9
--------------------------------------------------------------------------------
---------------
Income tax (benefit)
 expense                       97.8   (18.6)     79.2              13.7
92.9
Minority interest                                                  (1.0)
(1.0)
--------------------------------------------------------------------------------
----------------
Total                          97.8   (18.6)     79.2              12.7
91.9
--------------------------------------------------------------------------------
----------------
Income from operations        153.5   (29.1)    124.4              65.6
190.0
Equity in earnings of the
 Carolina Group                                                    95.8   (95.8)
(c)
--------------------------------------------------------------------------------
----------------
Net income                   $153.5  $(29.1)   $124.4            $161.4  $(95.8)
$190.0
================================================================================
================

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

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

                                     Carolina Group
Adjustments
Three Months Ended          --------------------------------- Loews       and
  March 31, 2002          Lorillard   Other    Consolidated   Group
Eliminations      Total
--------------------------------------------------------------------------------
----------------
(In millions)                                               (Restated)
(Restated)

Revenues:

Insurance premiums                                          $2,836.2
$2,836.2
Investment income, net       $  11.2           $  11.2         480.8     $
(29.0) (a)     463.0
Investment gains                 2.8               2.8          20.7
23.5
Manufactured products          973.1             973.1          31.7
1,004.8
Other                                                          464.8
464.8
--------------------------------------------------------------------------------
----------------
Total                          987.1             987.1       3,834.2
(29.0)       4,792.3
--------------------------------------------------------------------------------
----------------

Expenses:

Insurance claims and
 policyholders' benefits                                     2,310.1
2,310.1
Amortization of deferred
 acquisition costs                                             440.1
440.1
Cost of manufactured
 products sold                592.3              592.3          15.4
607.7
Other operating expenses (b)  119.4     $ 0.1    119.5         755.8
875.3
Interest                                 29.0     29.0          76.5
(29.0) (a)      76.5
--------------------------------------------------------------------------------
---------------
Total                         711.7      29.1    740.8       3,597.9
(29.0)       4,309.7
--------------------------------------------------------------------------------
---------------
                              275.4     (29.1)   246.3         236.3
482.6
--------------------------------------------------------------------------------
---------------
Income taxes                  106.9     (11.3)    95.6          75.6
171.2
Minority interest                                               28.0
28.0
--------------------------------------------------------------------------------
---------------
Total                         106.9     (11.3)    95.6         103.6
199.2
--------------------------------------------------------------------------------
---------------
Income from operations        168.5     (17.8)   150.7         132.7
283.4
Equity in earnings of the
 Carolina Group                                                132.7
(132.7) (c)
--------------------------------------------------------------------------------
---------------
Income from continuing
 operations                   168.5     (17.8)   150.7         265.4
(132.7)        283.4
Discontinued operations- net                                   (31.0)
(31.0)
Cumulative effect of
 change in accounting
 principle-net                                                 (39.6)
(39.6)
--------------------------------------------------------------------------------
----------------
Net income                   $168.5   $ (17.8)  $150.7        $194.8
$(132.7)     $  212.8
================================================================================
================

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

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

                                     Carolina Group
Adjustments
Three Months Ended          --------------------------------     Loews       and
  March 31, 2003            Lorillard    Other    Consolidated   Group
Eliminations   Total
--------------------------------------------------------------------------------
---------------
(In millions)

Net cash used in
 operating activities      $ (56.5)     $ (30.1)  $ (86.6)       $ (40.1) $
(59.4)      $(186.1)
--------------------------------------------------------------------------------
----------------

Investing activities:

Purchases of property and
 equipment                    (7.2)                  (7.2)        (169.9)
(177.1)
Proceeds from sales of
 property and equipment                                              0.1
0.1
Change in short-term
 investments                 234.0          0.3     234.3        1,036.3
1,270.6
Other investing activities                                        (625.6)
(63.9)       (689.5)
--------------------------------------------------------------------------------
----------------
                             226.8          0.3     227.1          240.9
(63.9)        404.1
--------------------------------------------------------------------------------
----------------
Financing activities:

Dividends paid to
 shareholders               (171.0)        93.8     (77.2)         (27.9)
59.4         (45.7)
Reduction of intergroup
 notional debt                            (63.9)    (63.9)
63.9
Other financing activities                                        (144.2)
(144.2)
--------------------------------------------------------------------------------
----------------
                            (171.0)        29.9    (141.1)        (172.1)
123.3        (189.9)
--------------------------------------------------------------------------------
----------------
Net change in cash            (0.7)         0.1      (0.6)          28.7
28.1
Cash, beginning of period      2.0          0.2       2.2          183.2
185.4
--------------------------------------------------------------------------------
----------------
Cash, end of period        $   1.3       $  0.3   $   1.6         $211.9
$213.5
================================================================================
================


Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

                                      Carolina Group
Adjustments
Three Months Ended           -----------------------------------    Loews
and
  March 31, 2002             Lorillard     Other    Consolidated    Group
Eliminations   Total
--------------------------------------------------------------------------------
----------------
(In millions)                                                    (Restated)
(Restated)


Net cash (used) provided
 by operating activities      $(84.2)     $ (0.1)   $(84.3)     $   49.5
$(100.0)   $(134.8)
--------------------------------------------------------------------------------
----------------

Investing activities:

Purchases of property and
 equipment                     (12.6)                (12.6)        (87.6)
(100.2)
Proceeds from sales of
 property and equipment          1.2                   1.2          89.1
90.3
Change in short-term
 investments                   195.6                 195.6        (215.8)
(20.2)
Other investing activities                                        (794.9)
(794.9)
--------------------------------------------------------------------------------
----------------
                               184.2                 184.2      (1,009.2)
(825.0)
--------------------------------------------------------------------------------
----------------

Financing activities:

Dividends paid to
 shareholders                 (100.0)               (100.0)        (28.7)
100.0      (28.7)
Other financing activities                                         936.4
936.4
--------------------------------------------------------------------------------
----------------
                              (100.0)               (100.0)        907.7
100.0      907.7
--------------------------------------------------------------------------------
----------------
Net change in cash                          (0.1)     (0.1)        (52.0)
(52.1)
Cash, beginning of period        1.7                   1.7         179.6
181.3
--------------------------------------------------------------------------------
----------------
Cash, end of period           $  1.7      $ (0.1)   $  1.6      $  127.6
$129.2
================================================================================
================


5.  Reinsurance

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

  Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in investment income, net was $46.7 and $58.1 million for the three months ended March 31, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,550.0 and $2,766.0 million at March 31, 2003 and December 31, 2002.

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

  CNA has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. One of CNA's principal credit exposures from these recent events arise from reinsurance receivables from Gerling Global ("Gerling").

  In March of 2003, Gerling informed CNA that, under Gerling's interpretation of three treaties relating to CNA HealthPro, CNA was required to transfer approximately $205.0 million of funds withheld balances to a trust established by Gerling for CNA's benefit or the treaties would be commuted. In April of 2003, Gerling advised CNA that it deems these treaties to be commuted as of April 7, 2003. CNA, in turn, advised Gerling that it disputes the commutation and regards the reinsurance treaties as remaining in effect. CNA has begun discussions with Gerling with respect to resolving the dispute concerning these treaties, as well as a possible commutation of all other reinsurance arrangements between CNA and Gerling.

  Life premiums are primarily from long duration contracts and property and casualty premiums and accident and health premiums are primarily from short duration contracts.

  The effects of reinsurance on earned premiums are shown in the following table:


                                                 Direct         Assumed
Ceded       Net
--------------------------------------------------------------------------------
---------------
(In millions)


Three Months Ended March 31, 2003

Property-casualty                               $ 2,638.0      $ 161.0    $
981.0    $ 1,818.0
Accident and health                                 388.0         37.0
24.0        401.0
Life                                                258.0          5.0
102.0        161.0
--------------------------------------------------------------------------------
----------------

Total earned premiums                           $ 3,284.0      $ 203.0
$1,107.0    $ 2,380.0
================================================================================
================

Three Months Ended March 31, 2002

Property-casualty                               $ 2,440.0      $ 237.0
$1,015.0    $ 1,662.0
Accident and health                                 972.0         19.0
(12.0)     1,003.0
Life                                                263.0         21.0
113.0        171.0
--------------------------------------------------------------------------------
---------------
Total earned premiums                           $ 3,675.0      $ 277.0
$1,116.0    $ 2,836.0
================================================================================
================

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

  The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the September 11, 2001 World Trade Center disaster and related events ("WTC event"), the limit under this section was exhausted. Additionally, as a result of significant reserve additions recorded in 2001, the $500.0 million limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500.0 million of aggregate limit on accident years 2000 and 2001 under the first section of the Aggregate Cover. Included in the pretax results of operations for the three months ended March 31, 2003 and 2002 is $13.0 million of interest charges from the Aggregate Cover.

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $760.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $618.0 million have been ceded under the CCC Cover through March 31, 2003.

  The impact of the CCC Cover on pretax results of operations was as follows:


Three Months Ended March 31
2003          2002
--------------------------------------------------------------------------------
---------------
(In millions)

Ceded earned premiums
$ (61.0)
Ceded claim and claim adjustment expense
93.0
Interest charges                                                          $
(8.0)        (10.0)
--------------------------------------------------------------------------------
---------------

Pretax (expense) benefit                                                  $
(8.0)       $ 22.0
================================================================================
===============

6.  Receivables

                                                                         March
31,  December 31,

2003          2002
--------------------------------------------------------------------------------
----------------
(In millions)

Reinsurance
$12,931.0     $12,695.3
Other insurance
3,305.4       3,163.2
Security sales
1,675.0         493.3
Accrued investment income
362.0         316.8
Other
287.4         294.8
--------------------------------------------------------------------------------
---------------
Total
18,560.8      16,963.4

Less:  Allowance for doubtful accounts on reinsurance receivables
198.5         195.7
       Allowance for doubtful accounts and cash discounts
169.4         166.7
--------------------------------------------------------------------------------
---------------
Receivables-net
$18,192.9     $16,601.0
================================================================================
===============

7.  Claim and Claim Adjustment Expense Reserves

  CNA's property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims that are incurred but not reported ("IBNR") as of the reporting date. CNA's reserve projections are based primarily on detailed analysis of the facts in each case, CNA's experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

  Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as workers compensation, property damage claims, tend to be more reasonably estimable than long-tail claims, such as general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.

  Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA's results of operations and equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations or equity of the Company.

Environmental Pollution and Mass Tort and Asbestos ("APMT") Reserves

  CNA's property and casualty insurance subsidiaries have actual and potential exposures related to environmental pollution and mass tort and asbestos claims.

  The following table provides data related to CNA's environmental pollution and mass tort and asbestos claim and claim adjustment expense reserves:


                                                  March 31, 2003
December 31, 2002
--------------------------------------------------------------------------------
----------------
                                             Environmental
Environmental
                                             Pollution and            Pollution
and
                                               Mass Tort    Asbestos     Mass
Tort      Asbestos
--------------------------------------------------------------------------------
----------------
(In millions)


Gross reserves                                 $  811.0       $1,719.0      $
830.0   $1,758.0
Ceded reserves                                   (319.0)        (527.0)
(313.0)    (527.0)
--------------------------------------------------------------------------------
---------------

Net reserves                                   $  492.0       $1,192.0      $
517.0   $1,231.0
================================================================================
================

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

  A number of proposals to reform Superfund have been made by various parties. However no reforms were enacted by Congress during 2002 or during the first three months of 2003, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations or equity.

  CNA's ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by CNA post 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

  As of March 31, 2003 and December 31, 2002, CNA carried approximately $492.0 and $517.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2003 and 2002. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $25.0 and $33.0 million for the three months ended March 31, 2003 and 2002.

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

  In the past several years, CNA has experienced significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers, and the addition of new defendants such as the distributors and installers of products containing asbestos. Currently, the majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. It is estimated that approximately 90% of the current non-malignant asbestos claimants do not meet the American Medical Association's definition of impairment. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called "unimpaired" claimants may not recover unless at some point the claimant's condition worsens to the point of impairment.

  As of March 31, 2003 and December 31, 2002, CNA carried approximately $1,192.0 and $1,231.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2003 and 2002. CNA paid asbestos-related claims, net of reinsurance, of $39.0 million for the three months ended March 31, 2003 and had net reinsurance recoveries of $20.0 million for the three months ended March 31, 2002.

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

  On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow-Liptak Corporation. Under the agreement, CNA will be required to pay $74.0 million, net of reinsurance recoveries, over a ten-year period. The settlement resolves CNA's liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow-Liptak Corporation and related subsidiaries, including alleged "non-products" exposures. The settlement is subject to bankruptcy court approval and confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims.

  CNA is engaged in insurance coverage litigation with Robert A. Keasbey Company ("Keasbey") and associated claimants in New York state court (Continental Casualty Company vs. Robert A. Keasbey Company et al., Supreme Court State of New York - County of New York, No. 401621/02). Keasbey was a seller and installer of asbestos products in the New York and New Jersey area. CNA paid its full product liability limits to Keasbey in prior years. Claimants against Keasbey now claim CNA owes additional coverage under the operations section of policies issued to it by CNA. CNA is also a party to insurance coverage litigation between Burns & Roe Enterprises, Inc. ("Burns & Roe") and its insurance carriers related to asbestos bodily injury and wrongful death claims (In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610). Burns & Roe provided various engineering and related services in connection with construction projects. Burns & Roe is currently in bankruptcy. There are numerous factual and legal issues to be resolved in connection with these cases and it is difficult to predict the outcome or financial exposure represented by these matters in light of the novel theories asserted by policyholders and their counsel.

  Policyholders have also initiated litigation directly against CNA and other insurers. CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. In addition, lawsuits have been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). It is difficult to predict the outcome or financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted.

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

  Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented, CNA's abilities to recover reinsurance, future court decisions and the possibility of legislative reform. Another of these variables is the possible creation of a national privately financed trust, which if established and approved through federal legislation, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such a trust will be created or, if it is, what will be the terms and conditions of its establishment. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on the Company's results of operations or equity.

  The results of operations or equity of the Company in future years may be adversely affected by environmental pollution and mass tort and asbestos claim and claim adjustment expenses. Management will continue to review and monitor these liabilities and make further adjustments, including the potential for further reserve strengthening, as necessary.

Other Reserves

  Net unfavorable prior year development of $31.0 million, including $97.0 million of unfavorable claim and claim adjustment expense reserve development and $66.0 million of favorable premium development, was recorded for the three months ended March 31, 2003. The net unfavorable prior year reserve development not associated with the favorable premium development was recorded principally in Standard Lines.

  Unfavorable net prior year reserve development of approximately $47.0 million was recorded related to certain programs written in Excess & Surplus ("E&S"). One E&S program, covering facilities that provide services to developmentally disabled individuals, accounted for approximately $10.0 million of the unfavorable prior year reserve development. The reserve development was due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during the first quarter of 2003, with most of the reserve development from accident years 1999 and 2000. Another E&S program, which accounts for approximately $25.0 million of E&S reserve development, covers tow truck and ambulance operators in the 2000 and 2001 accident years. CNA expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, CNA ceased writing business under this program. Approximately $12.0 million of unfavorable prior year reserve development was recorded during 2003 related to a specific large loss.

  Partially offsetting the unfavorable reserve development in E&S was favorable prior year reserve development recorded in property lines during 2003. The favorable reserve development was principally from accident years 2001 and 2002 and was the result of the low number of large losses in recent years.

8.  Long-Term Debt


                                              Unamortized
Current
March 31, 2003                                Principal       Discount       Net
Maturities
--------------------------------------------------------------------------------
----------------
(In millions

Loews Corporation                             $2,325.0       $  28.1      $
2,296.9
Cna                                            2,172.5           9.0
2,163.5    $   291.0
Diamond Offshore                                 939.4          17.6
921.8         11.1
Loews Hotels                                     146.5
146.5          2.0
--------------------------------------------------------------------------------
----------------
Total                                         $5,583.4       $  54.7      $
5,528.7    $   304.1
================================================================================
================

                                                                         March
31,  December 31,

2003          2002
--------------------------------------------------------------------------------
----------------
(In millions)


Loews Corporation (Parent Company):
  Senior:
   6.8% notes due 2006 (effective interest rate of 6.8%) (authorized,
    $300)                                                                 $
300.0    $   300.0
    8.9% debentures due 2011 (effective interest rate of 9.0%)
     (authorized, $175)
175.0        175.0
    7.6% notes due 2023 (effective interest rate of 7.8%) (authorized,
      $300) (a)
300.0        300.0
    7.0% notes due 2023 (effective interest rate of 7.2%) (authorized,
     $400) (b)
400.0        400.0
  Subordinated:
    3.1% exchangeable subordinated notes due 2007 (effective interest rate of 3.4%) (authorized, $1,150) (c)
1,150.0      1,150.0

CNA Financial Corporation:
  Senior:
    6.3% notes due 2003 (effective interest rate of 6.4%) (authorized,
     $250)
248.4        248.4
    7.3% notes due 2003 (effective interest rate of 7.8%) (authorized,
     $150)
128.5
    6.5% notes due 2005 (effective interest rate of 6.6%) (authorized,
      $500)
492.8        492.8
    6.8% notes due 2006 (effective interest rate of 6.8%) (authorized,
     $250)
250.0        250.0
    6.5% notes due 2008 (effective interest rate of 6.6%) (authorized,
      $150)
150.0        150.0
    6.6% notes due 2008 (effective interest rate of 6.7%) (authorized,
     $200)
200.0        200.0
    8.4% notes due 2012 (effective interest rate of 8.6%) (authorized,
     $100)
69.6         69.6
    7.0% notes due 2018 (effective interest rate of 7.1%) (authorized,
     $150)
150.0        150.0
    7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized,
     $250)
243.0        243.0
    Term loan due 2005 (effective interest rate of and 2.8% and 2.0%)
30.0         30.0
    Revolving credit facility due 2004 (effective interest rate of 2.0%
      and 2.3%)
250.0        250.0
    Revolving credit facility due 2003 (effective interest rate of 1.8%
       and 2.0%)
30.0         30.0
    Other senior debt (effective interest rates approximate 7.8% and 7.8%)
58.7         59.3

Diamond Offshore Drilling, Inc.:
  Senior:
    Zero coupon convertible debentures due 2020, net of discount of
     $361.5 and $365.3 (effective interest rate of 3.6%) (d)
443.5        439.7
    1.5% convertible senior debentures due 2031 (effective interest rate of 1.6%) (authorized $460) (e)
460.0        460.0
  Subordinated debt due 2005 (effective interest rate of 7.1%)
35.9         35.9
Loews Hotels senior debt, principally mortgages (effective interest rates approximate 6.0% and 6.0%)
146.5        145.8
--------------------------------------------------------------------------------
----------------

5,583.4      5,708.0
Less unamortized discount
54.7         56.1
--------------------------------------------------------------------------------
----------------
Long-term debt, less unamortized discount
$5,528.7     $5,651.9
================================================================================
================

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

  During the first quarter of 2003, CNA repaid its $128.5 million, 7.3% Senior Note, due March 1, 2003.

  CNA pays a facility fee to the lenders for having funds available for loans under the credit facility maturing April 30, 2004. The fee varies based on the long-term debt ratings of CNA. At March 31, 2003 and December 31, 2002, the facility fee was 17.5 basis points.

  CNA pays interest on any outstanding debt/borrowings under the facility based on a rate determined using the long-term debt ratings of CNA. The interest rate is equal to the London Interbank Offering Rate ("LIBOR") plus
57.5 basis points. Further, if CNA has outstanding loans greater than 50.0% of the amounts available under the facility, CNA also will pay a utilization fee of 12.5 basis points on such loans. At March 31, 2003 and December 31, 2002, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3%.

  A Moody's Investors Service downgrade of the CNA senior debt rating from Baa2 to Baa3 would increase the facility fee from 17.5 basis points to 25.0 basis points. The applicable interest rate would increase from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee would remain unchanged on the three-year facility at 12.5 basis points.

  The terms of CNA's credit agreement requires CNA to maintain certain financial ratios and combined property-casualty company statutory surplus levels. At March 31, 2003 and December 31, 2002, CNA was in compliance with all restrictive debt covenants.

  CNA Surety Corporation ("CNA Surety"), a 64.0% owned and consolidated subsidiary of CNA, pays interest on any outstanding borrowings under its credit agreement based on an applicable margin determined by the amount of leverage of the company. The current interest rate on any borrowings under the facility is LIBOR plus 45.0 basis points. In addition, CNA Surety pays a facility fee that is currently 12.5 basis points. If utilization of the credit facility is greater than 50.0% of the amount available under the facility, an additional fee of 5.0 basis points will be incurred. Effective January 30, 2003, CNA Surety entered into an interest rate swap on the term loan portion of its credit agreement that fixed the interest rate at 2.8%. At March 31, 2003 and December 31, 2002, the weighted-average interest rate on the $60.0 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.4% and 2.0%. At March 31, 2003 and December 31, 2002, CNA Surety was in compliance with all restrictive debt covenants.

9.  Shareholders' Equity


                                                                        March
31,   December 31,
                                                                            2003
2002
--------------------------------------------------------------------------------
---------------
(In millions of dollars, except per share data)


Preferred stock, $0.10 par value,
  Authorized - 100,000,000 shares
Common stock:
  Loews common stock, $1.00 par value:
  Authorized - 600,000,000 shares
     Issued and outstanding - 185,447,050 and 185,441,200 share
                                                                        $
185.4     $   185.4
  Carolina Group stock, $0.01 par value:
    Authorized - 600,000,000 shares
     Issued - 40,250,000 shares
0.4           0.4
Additional paid-in capital
1,114.4       1,114.2
Earnings retained in the business
9,548.9       9,404.6
Accumulated other comprehensive income
733.9         538.3
--------------------------------------------------------------------------------
----------------

11,583.0      11,242.9

Less treasury stock, at cost (340,000 shares of Carolina Group stock)
7.7           7.7
--------------------------------------------------------------------------------
---------------
Total shareholders' equity
$11,575.3     $11,235.2
================================================================================
================

  Investments in securities, which are held principally by insurance subsidiaries of CNA are considered available-for-sale, and are carried at fair value. Changes in fair value are recorded as a component of accumulated other comprehensive income in shareholders' equity, net of applicable deferred income taxes and participating policyholders' and minority interest. Investments are written down to estimated fair values and impairment losses are recognized in income when a decline in value is determined to be other than temporary (See Note 2).

10.  Significant Transactions

National Postal Mail Handlers Union Contract Termination

  During the second quarter of 2002, CNA sold Claims Administration Corporation and transferred the National Postal Handlers Union group benefits plan ("the Mail Handlers Plan") to First Health Group Corporation. Revenues for the Mail Handlers Plan were $616.0 million for the three months ended March 31, 2002.

CNA Vida

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

Personal Insurance Transaction

  CNA entered into a retroactive reinsurance agreement as part of the sale of its personal insurance business to The Allstate Corporation ("Allstate") in 1999. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1.0 billion. CNA's remaining obligation valued under this loss sharing provision as of October 1, 2003, will be settled by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies are expected to exceed $1.0 billion during 2003. CNA has established reserves for its estimated liability under this loss sharing arrangement.

11.  Restructuring and Other Related Charges

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

  No restructuring and other related charges related to the IT Plan were incurred for the three months ended March 31, 2003 and 2002. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations. The following table summarizes the remaining IT Plan accrual at March 31, 2003 and the activity in that accrual since inception.

                                               Employee
                                              Termination    Impaired
                                              and Related      Asset
Other
                                             Benefit Costs   Charges
Costs        Total
--------------------------------------------------------------------------------
----------------
(In millions)


IT Plan Initial Accrual                         $   29.0     $   32.0      $
1.0       $  62.0
Costs that did not require cash in 2001                         (32.0)
(32.0)
Payments charged against liability in 2001         (19.0)
(19.0)
--------------------------------------------------------------------------------
----------------
Accrued costs at December 31, 2001                  10.0
1.0          11.0
Payments charged against liability in 2002          (2.0)
(2.0)
Reduction of accrual                                (3.0)
(1.0)         (4.0)
--------------------------------------------------------------------------------
----------------
Accrued costs at December 31, 2002                   5.0
5.0
Payments charged against liability in 2003
--------------------------------------------------------------------------------
----------------
Accrued costs at March 31, 2003                 $    5.0
$   5.0
================================================================================
================

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

  No restructuring and other related charges related to the 2001 Plan were incurred for the three months ended March 31, 2003 and 2002. The following table summarizes the remaining 2001 Plan accrual as of March 31, 2003 and the activity in that accrual since inception.

                                        Employee
                                      Termination       Lease      Impaired
                                       and Related   Termination      Asset
Other
                                    Benefit Costs      Costs      Charges
Costs      Total
--------------------------------------------------------------------------------
----------------
(In millions)


2001 Plan Initial Accrual            $    68.0      $  56.0       $ 30.0     $
35.0     $ 189.0
Costs that did not require cash
(35.0)      (35.0)
Payments charged against
  liability                               (2.0)
(2.0)
--------------------------------------------------------------------------------
----------------
Accrued costs at December 31,
  2001                                    66.0         56.0         30.0
152.0
Costs that did not require cash           (1.0)        (3.0)        (9.0)
(13.0)
Payments charged against
  liability                              (53.0)       (12.0)        (4.0)
(69.0)
Reduction of accrual                     (10.0)        (7.0)       (15.0)
(32.0)
--------------------------------------------------------------------------------
----------------
Accrued costs at December 31,
  2002                                     2.0         34.0          2.0
38.0
Costs that did not require cash                                     (1.0)
(1.0)
Payments charged against
  liability                               (1.0)        (6.0)
(7.0)
--------------------------------------------------------------------------------
----------------
Accrued costs at March 31, 2003      $     1.0      $  28.0       $  1.0
$ 30.0
================================================================================
================

12.  Statutory Accounting Practices

  CNA's insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions' insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners ("NAIC") as well as state laws, regulations and general administrative rules. CNA's insurance subsidiaries follow one significant permitted accounting practice at March 31, 2003, related to discounting of certain non-tabular workers compensation claims. The impact of this permitted practice was to increase statutory surplus by approximately $46.0 and $56.0 million at March 31, 2003 and December 31, 2002. This practice was followed by an acquired company, and CNA received permission to eliminate the effect of the permitted practice over a ten-year period, which ends in 2003.

13.  Business Segments

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

  The Other Insurance segment is comprised primarily of losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance operations and other operations. This segment's results also include interest expense on CNA's corporate borrowings, eBusiness initiatives and CNA UniSource. Beginning in 2003, expenses related to eBusiness were allocated to the operating segments of CNA.

  Lorillard's principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States.

  Loews Hotels owns and/or operates 18 hotels, 16 of which are in the United States and two are in Canada.

  Diamond Offshore's business primarily consists of operating 47 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of March 31, 2003, 28 of these rigs were located in the Gulf of Mexico, 5 were located in Brazil and the remaining 14 were located in various other foreign markets.

  Bulova distributes and sells watches and clocks under the brand names of Bulova, Wittnauer, Caravelle and Accutron with substantially all of its sales in the United States and Canada. Substantially all watches and clocks are purchased from foreign suppliers.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2002. In addition, CNA does not maintain a distinct investment portfolio for each of its insurance segments, and accordingly, allocation of assets to each segment is not performed. Therefore, investment income and investment gains (losses) are allocated based on each segment's carried insurance reserves, as adjusted.

  The following tables set forth the Company's consolidated revenues and income by business segment:

<CAPION>

Three Months Ended

March 31,
--------------------------------------------------------------------------------
----------------

2003          2002
--------------------------------------------------------------------------------
----------------
(In millions)
(Restated)

Revenues (a):
  CNA Financial:
     Property and casualty                                               $
2,120.5     $ 2,004.7
     Life
359.7         413.6
     Group
344.0         996.3
     Other Insurance
21.3          31.1
--------------------------------------------------------------------------------
----------------
    Total CNA Financial
2,845.5       3,445.7
  Lorillard
851.9         984.3
  Loews Hotels
76.4          77.2
  Diamond Offshore
152.0         211.9
  Bulova
41.1          32.7
  Corporate
(17.7)         40.5
--------------------------------------------------------------------------------
----------------
  Total                                                                  $
3,949.2     $ 4,792.3
================================================================================
================

Pretax income (a):
    CNA Financial:
      Property and casualty                                              $
153.4     $  138.9
      Life
(36.3)        59.0
      Group
(23.4)        36.9
      Other Insurance
14.3        (62.2)
--------------------------------------------------------------------------------
----------------
      Total CNA Financial
108.0        172.6
    Lorillard
251.0        272.5
    Loews Hotels
8.0          9.5
    Diamond Offshore
(28.8)        27.7
    Bulova
4.3          3.0
    Corporate
(60.6)        (2.7)
--------------------------------------------------------------------------------
----------------
    Total                                                                $
281.9     $  482.6
================================================================================
================

Net income (a):
    CNA Financial:
      Property and casualty                                              $
101.3     $   82.8
      Life
(20.8)        34.3
      Group
(13.3)        21.6
      Other Insurance
12.3        (35.6)
--------------------------------------------------------------------------------
----------------
     Total CNA Financial
79.5        103.1
    Lorillard
153.3        166.7
    Loews Hotels
5.1          6.0
    Diamond Offshore
(12.1)         8.7
    Bulova
3.0          1.6
    Corporate
(38.8)        (2.7)
--------------------------------------------------------------------------------
----------------
    Income from continuing operations
190.0        283.4
    Discontinued operations-net
(31.0)
    Cumulative effect of change in accounting principles-net
(39.6)
--------------------------------------------------------------------------------
---------------
    Total                                                                $
190.0     $  212.8
================================================================================
===============

  (a) Investment gains (losses) included in Revenues, Pretax income and Net income are as follows:


                                                                           Three
Months Ended

March 31,
--------------------------------------------------------------------------------
----------------

2003          2002
--------------------------------------------------------------------------------
----------------
(In millions)


Revenues and pretax income:
  CNA Financial:
    Property and casualty                                                 $
8.7       $  11.0
    Life
(51.3)         11.3
    Group
(52.2)          9.6
    Other Insurance
18.7         (30.9)
--------------------------------------------------------------------------------
----------------
Total CNA Financial
(76.1)          1.0
 Corporate and other
(19.5)         22.5
--------------------------------------------------------------------------------
----------------
Total                                                                     $
(95.6)      $  23.5
================================================================================
================

Net income:
  CNA Financial:
    Property and casualty                                                 $
5.7       $   8.0
    Life
(30.0)          6.2
    Group
(30.5)          5.5
    Other Insurance
10.9         (17.5)
--------------------------------------------------------------------------------
----------------
Total CNA Financial
(43.9)          2.2
 Corporate and other
(12.7)         13.6
--------------------------------------------------------------------------------
----------------
Total                                                                     $
(56.6)      $  15.8
================================================================================
================

14.  Legal Proceedings

Insurance Related

  IGI Contingency - In 1997, CNA Reinsurance Company Limited ("CNA Re Ltd."), entered into an arrangement with IOA Global, Ltd. ("IOA"), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. ("IGI"), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the "IGI Program"). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters ("AAHRU") Facility. CNA's Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages between 1997 and 1999.

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

  CNA has established reserves for its estimated exposure under the IGI Program, other than that derived from John Hancock, and an estimate for recoverables from retrocessionaires. CNA has not established any reserve for any exposure derived from John Hancock because, as indicated, CNA believes the contract will be rescinded.

  CNA is pursuing a number of loss mitigation strategies with respect to the entire IGI Program. Although the results of these various actions to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above. As a result of these uncertainties, the results of operations in future periods may be adversely affected by potentially significant reserve additions. Management does not believe that any such reserve additions would be material to the equity of CNA, although results of operations may be adversely affected. CNA's position in relation to the IGI Program was unaffected by the sale of CNA Re Ltd. in 2002.

  California Wage and Hour Litigation - In Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 (coordinated), two former CNA employees filed lawsuits in Los Angeles Superior Court on behalf of purported classes of CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. The cases were coordinated and an amended complaint was filed which alleges overtime claims under California law over a four-year period. In June of 2002, CNA filed a responsive pleading denying the material allegations of the amended complaint. CNA intends to defend this case vigorously. Due to the recent commencement of discovery and the uncertainty of how the courts may interpret California law as applied to the facts of these cases, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management, the outcome will not materially affect the equity of CNA, although results of operations may be adversely affected.

  Voluntary Market Premium Litigation - CNA, along with dozens of other insurance companies, is a defendant in sixteen purported class action cases brought by large policyholders, which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance premiums. Fourteen lawsuits were brought as class actions in state courts and two in federal court. Among the claims asserted were violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In two of the cases, the defendants won dismissals on motions and, in four others, class certification was denied after hearing. Plaintiffs voluntarily dismissed their claims in four states. In the federal court case, Sandwich Chef of Texas, Inc., et al.
v. Reliance National Indemnity Insurance Company, et al., Civil Action No. H-98-1484, United States District Court for the Southern District of Texas, the district court certified a multi-state class but was reversed on interlocutory appeal by the U.S. Court of Appeals for the Fifth Circuit. Due to the uncertainty of how the courts may interpret state and federal law as applied to the facts of the cases, the extent of potential losses beyond any amounts that may be accrued are not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management the outcome will not materially affect the equity of CNA, although results of operations may be adversely affected.

  See Note 7 for information with respect to claims and litigation involving CNA related to environmental pollution, asbestos and mass torts.

Tobacco Related

Product Liability

  Approximately 4,500 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 4,100 of these cases.

  The pending product liability cases are comprised of the following types of cases:

  "Conventional product liability cases" are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,600 cases are pending, including approximately 1,175 cases against Lorillard. Included in this group are approximately 1,100 cases pending in a single West Virginia court that has been consolidated for trial. Lorillard is a defendant in approximately 1,000 of the 1,100 consolidated West Virginia cases.

  "Flight Attendant cases" are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,800 pending Flight Attendant cases.

  "Class action cases" are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Approximately 40 of these cases are pending against Lorillard. Lorillard is not a defendant in approximately 25 additional class actions that are pending against other cigarette manufacturers and assert claims on behalf of smokers of "light" cigarettes.

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

  The Mississippi Supreme Court has issued a ruling in a product liability case brought against cigarette manufacturers in which it held that the Mississippi Product Liability Act "precludes all tobacco cases that are based on products liability." It is uncertain what affect, if any, this ruling will have on litigation against cigarette manufacturers in Mississippi. Neither Lorillard, nor the Company, were parties to this case.

  During March of 2003, a verdict in favor of a class of Illinois residents who smoked Philip Morris' "light" brand cigarettes was returned in Price v. Philip Morris U.S.A. (Circuit Court, Madison County, Illinois). The court awarded the class approximately $7.1 billion in actual damages. It also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit. The court awarded plaintiffs' counsel approximately $1.8 billion in fees and costs. The court denied Philip Morris USA's motion seeking reversal of the judgment or, in the alternative, a new trial, a modification of the court's judgment, or a reduction in damages. Philip Morris USA has announced that it will pursue an appeal from the judgment. Pursuant to Philip Morris USA's application, the court has reduced the dollar amount of the bond Philip Morris USA must post to pursue the appeal. In addition, Philip Morris USA has initiated an action in the Circuit Court of Cook County, Illinois, in which it seeks a declaration that the state has released any right or interest in the punitive damages award. Neither Lorillard nor the Company are parties in this matter. See "Class Action Cases."

  CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 1,600 cases are pending, including approximately 1,175 cases against Lorillard. This total includes approximately 1,100 cases pending in a single West Virginia court that have been consolidated for trial. The trial is presently scheduled to begin during June of 2003. Lorillard is a defendant in approximately 1,000 of the 1,100 consolidated West Virginia cases. The Company, which is not a defendant in any of the consolidated West Virginia cases, is a defendant in five of the pending cases.

  Since January 1, 2001 and through May 1, 2003, verdicts have been returned in 20 matters. Lorillard was a defendant in two of the cases. Defense verdicts were returned in 13 of the cases, including both tried against Lorillard.

  Eleven cases are pending in which verdicts have been returned in favor of the plaintiffs. Neither the Company nor Lorillard were defendants in any of these cases. These eleven cases, and the verdict amounts, are below:

  Eastman v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Pinellas County, Florida). During April of 2003, plaintiff was awarded $6.5 million in actual damages. As of May 1, 2003, the deadline for defendants to file any post-trial motions or to file an appeal had not expired.

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

  Burton v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Kansas). During February of 2002, plaintiff was awarded approximately $200,000 in actual damages and the jury determined that plaintiff was entitled to punitive damages. During June of 2002, the court awarded plaintiff $15.0 million in punitive damages from R.J. Reynolds. R.J. Reynolds has appealed.

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

  Whiteley v. Raybestos - Manhattan, Inc., et al. (Superior Court, San Francisco County, California). During March of 2000, plaintiffs were awarded $1.0 million in economic damages, $500,000 in noneconomic damages, $250,000 in loss of consortium and $20.0 million in punitive damages from Philip Morris and R.J. Reynolds. Both defendants have appealed.

  Williams v. Philip Morris, Inc. (Circuit Court, Multnomah County, Oregon). During March of 1999, plaintiff was awarded $21,000 in economic damages, $800,000 in actual damages and $79.5 million in punitive damages. The court reduced the punitive damages award to $32.0 million. During 2002, the Oregon Court of Appeals affirmed the verdict and reinstated the full amount of the punitive damages award. The Oregon Supreme Court declined to review the case. Philip Morris has filed a petition for writ of certiorari with the U.S. Supreme Court. As of May 1, 2003, the Court had not ruled whether it would grant review of the petition.

  Henley v. Philip Morris Incorporated (Superior Court, San Francisco County, California). During February of 1999, plaintiff was awarded $1.5 million in actual damages and $50.0 million in punitive damages, although the court reduced the latter award to $25.0 million. During 2001, the California Court of Appeals affirmed the verdicts. During 2002, the California Supreme Court remanded the case to the Court of Appeals with directions that it reconsider its 2001 ruling. During 2003, the Court of Appeals reaffirmed its 2001 order. Philip Morris is attempting to notice an appeal to the California Supreme Court.

  Defense verdicts have been returned in the following 13 matters since January 1, 2001. Unless otherwise noted, neither Lorillard nor the Company was a defendant in these matters:

  Inzerilla v. The American Tobacco Company, et al. (Supreme Court Queens County, New York). A defense verdict was returned during February of 2003. A final judgment has not been entered.

  Lucier v. Philip Morris USA, et al. (Superior Court, Sacramento County, California). A defense verdict was returned during February of 2003. The court has denied plaintiffs' motion for new trial. As of May 1, 2003, the deadline for plaintiff to notice an appeal had not expired.

  Carter v. Philip Morris USA (Court of Common Pleas, Philadelphia County, Pennsylvania). A defense verdict was returned during January of 2003. The court has denied plaintiff's motion for new trial. As of May 1, 2003, the deadline for plaintiff to notice an appeal had not expired.

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

  In eight cases in which defendants prevailed at trial after January 1, 2001, plaintiffs either chose not to appeal or have withdrawn their appeals and the cases are concluded. These eight matters and the dates of the verdicts are Allen v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Florida, February of 2003); Tune v. Philip Morris Incorporated (Circuit Court of Pinellas County, Florida, May of 2002); Hyde v. Philip

Morris Incorporated (U.S. District Court, Rhode Island, March of 2002); DuJack
v. Brown & Williamson Tobacco Corporation (Superior Court of Connecticut at Rockville, November of 2001); Mehlman v. Philip Morris, Inc., et al. (Superior Court, Middlesex County, New Jersey, May of 2001); Grinnell v. The American Tobacco Company (District Court, Jefferson County, Texas, March of 2001); Little v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, South Carolina, February of 2001) and Apostolou v. The American Tobacco Company, et al. (Supreme Court, Kings County, New York, January of 2001). Lorillard was a defendant in one of these eight matters, Apostolou v. The American Tobacco Company, et al.

  No trials were underway as of May 1, 2003. Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during the remainder of 2003 and beyond. As of May 1, 2003, Lorillard is a defendant in two trials scheduled for 2003. A consolidated trial involving the approximately 1,000 cases pending against Lorillard in the Circuit Court of Ohio County, West Virginia, had been scheduled for trial during 2003 but that trial date has been vacated. A new date for the consolidated trial was not scheduled as of May 1, 2003 and it is not known whether this trial will begin during 2003. The Company is a not a defendant in any of the cases scheduled for trial during 2003 as of May 1, 2003. The trial dates are subject to change.

  FLIGHT ATTENDANT CASES - As of May 1, 2003, approximately 2,800 Flight Attendant cases were pending. Lorillard and three other cigarette manufacturers are the defendants in each of these matters. The Company is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

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

  Verdicts have been returned in five of the flight attendant cases. Lorillard has been a defendant in each of these five cases. In one of the cases, the plaintiff was awarded $5.5 million in actual damages, although the court reduced the award to $500,000. Defendants have noticed an appeal from this verdict and plaintiff has noticed a cross-appeal. Defendants have prevailed in the four other cases. In one of them, the court granted plaintiff's motion for new trial and defendants have appealed.

  As of May 1, 2003, approximately 10 flight attendant cases were scheduled for trial during 2003. Trial dates are subject to change.

  CLASS ACTION CASES - Lorillard is a defendant in approximately 40 pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs purport to seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. The pending class action cases against Lorillard include approximately 25 separate suits filed in a single Nevada court in which the plaintiffs assert virtually identical class definitions. Neither Lorillard nor the Company are defendants in approximately 25 additional class action cases pending against other cigarette manufacturers in various courts throughout the nation. Many of these 25 cases assert claims on behalf of smokers of "light" cigarettes.

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

  The Engle Agreement provides that in the event that Lorillard, Inc.'s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle agreement would terminate and the class would be free to challenge the Florida legislation. As of March 31, 2003, Lorillard, Inc. had a balance sheet net worth of approximately $1.4 billion.

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

  Lorillard is a defendant in eleven separate cases pending in the Florida courts in which the plaintiffs claim that they are members of the Engle class, that all liability issues associated with their claims were resolved in the earlier phases of the Engle proceedings, and that trials on their claims should proceed immediately. Lorillard is opposing trials of these actions on the grounds that they should be considered during Phase Three of the Engle case and should be stayed while the Engle appeal is proceeding. Additional cases with similar contentions are pending against other cigarette manufacturers. In one of the matters in which Lorillard was not a party, a jury in the Circuit Court of Miami-Dade County, Florida returned a verdict in favor of the plaintiffs during June of 2002 in the case of Lukacs v. Brown & Williamson Tobacco Corporation, et al. and awarded them $500,000 in economic damages, $24.5 million in noneconomic damages and $12.5 million in damages for loss of consortium. The court has reduced the loss of consortium award to $125,000. No post-trial motions are scheduled to be filed in Lukacs as a final judgment reflecting the verdict will not be entered until the Engle appeal is resolved.

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

  Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997). During 2001, the court certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants' marketing and advertising activities in California. Trial is scheduled to begin during September of 2003.

  Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998). During 2000, the court certified a class comprised of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999. During 2002, the court granted defendants' motion for summary judgment and entered final judgment in their favor. Plaintiffs have appealed.

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

  Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). The court certified a class comprised of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages. Jury selection began during 2001, but the jury did not begin hearing evidence until January of 2003. Trial was proceeding as of May 1, 2003.

  In addition to the above, motions for class certification have been granted in some cases in which Lorillard is not a defendant. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000, and formerly known as Miles). The court in Price certified a class comprised of Illinois residents who smoked Philip Morris' cigarettes labeled as "light" or "ultra light." During 2003, the court returned a verdict in favor of the class; see above for a discussion of the judgment entered in plaintiffs' favor at trial.

  REIMBURSEMENT CASES - The cases settled by the State Settlement Agreements described below are concluded. Approximately 40 other suits are pending in which Lorillard is a defendant. The Company is a defendant in 26 of the pending cases. Plaintiffs in 28 of the cases are foreign governments that have filed suit in U.S. courts. The plaintiffs in the remaining pending cases include the U.S. federal government, several U.S. county or city governments, American Indian tribes, hospitals or hospital districts, private companies and private citizens suing on behalf of taxpayers. Plaintiffs in some of these cases seek certification as class actions.

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

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - Cases have been brought in U.S. courts by 13 nations, more than 20 Brazilian states or cities, and one Canadian province. Some of the cases have been voluntarily dismissed, while courts have granted defendants' dismissal motions in some of the other matters. Twenty-eight of the cases are pending. Both the Company and Lorillard are named as defendants in most of these cases, although both have been dismissed from three suits that remain pending against other defendants.

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

  In addition to the above, the District Court of Jerusalem, Israel, has permitted a private insurer in Israel, Clalit Health Services, to make service outside the jurisdiction on the Company and Lorillard with a suit in which Clalit Health Services seeks damages for providing treatment to individuals allegedly injured by cigarette smoking. The Company and Lorillard have separately moved to set aside the order that permitted service outside the jurisdiction. As of May 1, 2003, the court had not ruled on the motions to set aside the attempted service.

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

  Lorillard recorded pretax charges of $197.5 and $295.8 million ($120.6 and $180.7 million after taxes), for the three months ended March 31, 2003 and 2002, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

  The State Settlement Agreements require that the domestic tobacco industry make annual payments in the following amounts, subject to adjustment for several factors, including inflation, market share and industry volume: 2003, $10.9 billion; 2004 through 2007, $8.4 billion; and thereafter, $9.4 billion. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500.0 million, as well as an additional amount of $250.0 million in 2003. These payment obligations are the several and not joint obligations of each settling defendant.

  The State Settlement Agreements also include provisions relating to significant advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to tobacco control and underage use laws, and other provisions.

  In addition, as part of the Master Settlement Agreement, the Original Participating Manufacturers committed to work cooperatively with the tobacco growing community to address concerns about the potential adverse economic impact on that community. On January 21, 1999, the Original Participating Manufacturers reached an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris paid more than its market share in 1999 but will have its payment obligations reduced in 2009 and 2010 to make up for the overpayment. Of the total $5.2 billion, a total of $1.5 billion was paid since 1999 through March 31, 2003, $135.2 million of which was paid by Lorillard. Lorillard believes its remaining payments under the agreement will total approximately $358.8 million. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of new increases in state or federal excise taxes on tobacco products that benefit the tobacco growing community.

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

  FILTER CASES - Claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Approximately 55 such matters are currently pending against Lorillard. The Company is a defendant in one of these matters. Since January 1, 2000 and through May 1, 2003, Lorillard has paid, or has reached agreement to pay, a total of approximately $17.8 million in payments of judgments and settlements to finally resolve approximately 45 previously pending claims. In Sachs v . Lorillard Tobacco Co., the only filter case tried to a verdict since January 1, 2001, the jury found in favor of Lorillard.

Other Tobacco - Related

  TOBACCO - RELATED ANTITRUST CASES - Wholesalers and Direct Purchaser Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, were named as defendants in nine separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1993 in violation of the Sherman Act. These actions seek certification of a class including all domestic and international wholesalers similarly affected by such alleged conduct, and damages, injunctive relief and attorneys' fees. These actions were consolidated for pre-trial purposes in the U.S. District Court for the Northern District of Georgia. The Court granted class certification for a four-year class (beginning in 1996 and ending in 2000) of domestic direct purchasers. The Company has been voluntarily dismissed without prejudice from all direct purchaser cases. On July 11, 2002, the Court granted motions for summary judgment filed by Lorillard and all other defendants dismissing the actions in their entirety. Plaintiffs appeal in the U.S. Court of Appeals for the Eleventh Circuit was argued May 1, 2003.

  Indirect Purchaser Suits - Approximately 30 suits are pending in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. Two indirect purchaser suits in New York and Florida, have been dismissed in their entirety and plaintiffs have withdrawn their appeals. The Arizona indirect purchaser suit was dismissed by the trial court, but the dismissal was reversed on appeal, and an appeal from the reversal to the Arizona Supreme Court was argued in January of 2003. While two state courts have granted plaintiffs' motions to certify a class of consumers, two other state courts have refused to do so, and other motions seeking class certification have been deferred by other courts pending resolution of the federal case discussed above. The decision granting certification in New Mexico is being appealed by the defendants. In Kansas, a Motion to Compel against Lorillard (and other defendants) seeking certain documents for which Lorillard has claimed privilege and a motion to extend discovery deadlines are pending before the court. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

  Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). Lorillard is named as a defendant in a lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies are also presently named as defendants, and the plaintiffs have now added the major leaf buyers as defendants. This case was originally filed in U.S. District Court, District of Columbia, and transferred to a North Carolina federal court upon motion by the defendants. The plaintiffs' claims relate to the conduct of the companies in the purchase of tobacco through the auction system under the federal program. The suit seeks an unspecified amount of actual damages, trebled under the antitrust laws, and injunctive relief. On April 3, 2002 the court certified a class consisting of all persons holding a quota (the licenses that a farmer must either own or rent to sell the crop) to grow, and all domestic producers who sold flue-cured or burley tobacco at anytime from February 1996 to present. Defendants' petition to the United States Court of Appeals for the Fourth Circuit seeking permission to appeal the District Court's decision on class certification was denied on June 12, 2002. Pre-trial discovery has commenced and is currently scheduled to be completed on or before September 1, 2003. A trial date has not yet been scheduled.

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

15.  Contingencies

Guarantees

  CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30.0 million at March 31, 2003.

  CNA has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNA would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7.0 million at March 31, 2003.

  CNA holds an investment in a real estate joint venture that is accounted for on the equity basis of accounting. In the normal course of business, CNA on a joint and several basis with other unrelated insurance company shareholders has committed to continue funding the operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016.

  The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

  In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at March 31, 2003 that CNA could be required to pay under this guarantee is approximately $333.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

  CNA has recorded a liability of approximately $10.0 million as of March 31, 2003 and December 31, 2002 for its share of estimated future operating deficits of this joint venture through 2016.

  CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2003. CNA would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNA has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $7.0 million at March 31, 2003.

CNA Surety

  In March of 2003, CNA entered into a credit agreement with a large national contractor, which undertakes projects for the construction of government and private facilities, to provide loans to the contractor in a maximum aggregate amount of $86.4 million (the "Credit Facility"). Of the $86.4 million, $57.0 million was outstanding at March 31, 2003. The Credit Facility and all related loans will mature in March of 2006. Advances under the Credit Facility bear interest at the prime rate plus 6.0%. Payment of 3.0% of the interest is deferred until the Credit Facility matures, and the remainder is to be paid monthly in cash. Loans under the Credit Facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNA to help the contractor meet its liquidity needs.

  In March of 2003, CNA also purchased the contractor's outstanding bank debt for $16.4 million. The contractor retired the bank debt by paying CNA $16.4 million, with $11.4 million of the payoff amount being funded under the new Credit Facility and $5.0 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNA is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that expire between May and August of 2003. Any amounts paid by CNA to the banks as reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNA as draws upon the Credit Facility.

  The Company has purchased a participation interest in one-third of the loans and commitments under the new Credit Facility, on a dollar-for-dollar basis, up to a maximum of $25.0 million. Although the Company does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the Credit Facility proportionally with CNA.

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

  Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's and ultimately CNA's exposure to loss. While CNA believes that the contractor's restructuring efforts are expected to be successful and provide sufficient cash flow for its operations and repayment of its borrowings under the Credit Facility, the contractor's failure to achieve its restructuring plan or perform its contractual obligations under the Credit Facility and underlying all of CNA's surety bonds could have a material adverse effect on CNA's future results of operations. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of corporate aggregate reinsurance treaties, if any, and minority interest could be up to $200.0 million.

  CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the "stop loss contract"). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety's accident year net loss ratio exceeds 24% for 1997 through 2000 (the "contractual loss ratio"), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety's actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of March 31, 2003 and December 31, 2002.

  CCC, effective October 1, 2002, has secured replacement excess of loss protection for new and renewal bonds for CNA Surety for per principal exposures that exceed $60.0 million since October 1, 2002 in two parts - (a) $40.0 million excess of $60.0 million and (b) $50.0 million excess of $100.0 million for CNA Surety. This excess of loss protection is necessary primarily to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60.0 million. In consideration for the reinsurance coverage provided by the $40.0 million excess of $60.0 million contract, CNA Surety will pay to CCC, on a quarterly basis, a premium equal to $3.0 million. In consideration for the reinsurance coverage provided by the $50.0 million excess of $100.0 million, the insurance subsidiaries of CNA Surety will pay $6.0 million in premium to CCC.

Other

  As of March 31, 2003 and December 31, 2002, the Company had committed approximately $111.0 and $141.0 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

  In the normal course of investing activities, CCC had committed approximately $51.0 million as of March 31, 2003 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of March 31, 2003 and December 31, 2002 there were approximately $187.0 and $222.0 million of outstanding letters of credit.

  CNA has a commitment to purchase up to a $100.0 million floating rate note issued by the California Earthquake Authority in the event of an earthquake during calendar year 2003 that results in California earthquake related losses greater than $4.2 billion.


  The Company is obligated to make future payments totaling $516.5 million for non-cancelable operating leases expiring from 2003 through 2058 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $71.4 million in 2003; $71.9 million in 2004; $63.6 million in 2005; $53.2 million in 2006; and $256.4 million in 2007 and beyond. Additionally, the Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $24.0 million. Estimated future minimum purchases under these contracts are as follows: $13.0 million in 2003; $9.0 million in 2004; and $2.0 million in 2005.

16.  Consolidating Financial Information

  The following schedules present the Company's consolidating balance sheet information at March 31, 2003 and December 31, 2002, and consolidating statements of income information for the three months ended March 31, 2003 and 2002. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company's subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company's subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company's issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for consolidating information of the Carolina Group and Loews Group.

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

Loews Corporation
Consolidating Balance Sheet Information

                                  CNA                               Diamond
Corporate
March 31, 2003                 Financial  Lorillard  Loews Hotels  Offshore
Bulova  and Other   Eliminations   Total
--------------------------------------------------------------------------------
----------------------------------------
(In millions)

Assets:

Investments                    $35,217.7  $1,403.5   $ 105.0       $ 668.2   $
0.9   $ 2,660.9               $40,056.2
Cash                               166.1       1.3       2.3          22.9
10.8        10.1                   213.5
Receivables                     17,895.6      30.1      28.7         138.9
78.3        24.5  $     (3.2)   18,192.9
Property, plant and equipment      287.1     195.5     389.5       2,292.4
15.9        32.8                 3,213.2
Deferred income taxes              621.6     442.7
22.7        10.8      (583.4)      514.4
Goodwill                           137.4                 2.6          31.0
171.0
Investments in capital stocks
 of subsidiaries
11,684.1   (11,684.1)
Other assets                     3,215.4     468.1      99.5          91.8
72.2       306.8      (156.0)    4,097.8
Deferred acquisition costs of
 insurance subsidiaries          2,597.1
2,597.1
Separate account business        3,240.1
3,240.1
--------------------------------------------------------------------------------
----------------------------------------
Total assets                   $63,378.1  $2,541.2   $ 627.6      $3,245.2
$200.8   $14,730.0  $(12,426.7)  $72,296.2
================================================================================
========================================

Liabilities and Shareholders'
  Equity:

Insurance reserves             $40,704.7
$40,704.7
Payable for securities
 purchased                       1,666.1             $   3.4
$   246.1                 1,915.6
Securities sold under
 agreements to repurchase          419.1
251.1                   670.2
Long-term debt, less
 unamortized discounts           2,163.5               146.5      $  921.9
2,296.8                 5,528.7
Reinsurance balances payable     2,791.3
2,791.3
Deferred income taxes                                   44.0         359.2
180.2   $  (583.4)
Other liabilities                2,499.6  $1,135.4     190.5         144.6   $
53.6        87.2      (142.8)    3,968.1
Separate account business        3,240.1
3,240.1
--------------------------------------------------------------------------------
----------------------------------------
Total liabilities               53,484.4   1,135.4     384.4       1,425.7
53.6     3,061.4      (726.2)   58,818.7
Minority interest                1,080.5                 0.2         816.7
4.8                             1,902.2
Shareholders' equity             8,813.2   1,405.8     243.0       1,002.8
142.4    11,668.6   (11,700.5)   11,575.3
--------------------------------------------------------------------------------
----------------------------------------
                               $63,378.1  $2,541.2    $627.6      $3,245.2
$200.8  $ 14,730.0  $(12,426.7)  $72,296.2
================================================================================
========================================


Loews Corporation
Consolidating Balance Sheet Information

                               CNA                                  Diamond
Corporate
December 31, 2002           Financial   Lorillard   Loews Hotels   Offshore
Bulova   and Other   Eliminations   Total
--------------------------------------------------------------------------------
----------------------------------------
(In millions)

Assets:

Investments                   $35,271.2   $ 1,640.7    $ 104.6     $  794.1  $
1.4    $ 2,324.7              $40,136.7
Cash                              126.2         2.0        4.8         18.4
8.7         25.3                  185.4
Receivables                    16,262.1        30.2       24.2        147.0
87.6         52.7  $     (2.8)  16,601.0
Property, plant and equipment     292.4       197.8      391.2      2,207.5
16.3         33.0                3,138.2
Deferred income taxes             772.2       437.0
22.6          0.3      (604.9)     627.2
Goodwill                          140.8                    2.6         34.4
177.8
Investments in capital stocks
 of subsidiaries
11,451.2   (11,451.2)
Other assets                    3,130.1       469.2       95.5         92.2
74.3        160.0       (22.1)   3,999.2
Deferred acquisition costs of
 insurance subsidiaries         2,551.4
2,551.4
Separate account business       3,102.7
3,102.7
--------------------------------------------------------------------------------
----------------------------------------
Total assets                  $61,649.1   $ 2,776.9    $ 622.9     $3,293.6
$210.9    $14,047.2  $(12,081.0) $70,519.6
================================================================================
========================================

Liabilities and Shareholders' Equity:

Insurance reserves            $40,178.9
$40,178.9
Payable for securities
 purchased                        531.2                $   4.0
$  263.9                  799.1
Securities sold under
 agreements to repurchase         552.4
552.4
Long-term debt, less
 unamortized discounts          2,292.1                  145.8     $  917.8
2,296.2                5,651.9
Reinsurance balances payable    2,763.3
2,763.3
Deferred income taxes                                     47.1        374.0
183.8  $   (604.9)
Other liabilities               2,659.7   $ 1,352.1      195.7        141.3  $
67.5         87.3      (162.8)   4,340.8
Separate account business       3,102.7
3,102.7
--------------------------------------------------------------------------------
----------------------------------------
Total liabilities              52,080.3     1,352.1      392.6      1,433.1
67.5      2,831.2      (767.7)  57,389.1
Minority interest               1,055.0                    0.2        835.4
4.7                             1,895.3
Shareholders' equity            8,513.8     1,424.8      230.1      1,025.1
138.7     11,216.0   (11,313.3)  11,235.2
--------------------------------------------------------------------------------
----------------------------------------
Total liabilities and
 shareholders' equity         $61,649.1   $ 2,776.9    $ 622.9     $3,293.6
$210.9    $14,047.2  $(12,081.0) $70,519.6
================================================================================
========================================

Loews Corporation
Consolidating Statement of Income Information

Three Months Ended            CNA                               Diamond
Corporate
  March 31, 2003           Financial  Lorillard  Loews Hotels   Offshore
Bulova  and Other   Eliminations   Total
--------------------------------------------------------------------------------
---------------------------------------
(In millions)

Revenues:

Insurance premiums         $ 2,381.1
$ (0.9)    $ 2,380.2
Investment income, net         432.2     $  7.9    $  0.5         $  4.2
$  11.8                     456.6
Intercompany interest
 and dividends
8.8        (8.8)
Investment (losses) gains      (76.1)       0.3                     (0.1)
(19.7)                    (95.6)
Manufactured products                     844.2                              $
41.0     (1.2)                    884.0
Other                          108.3       (0.2)     75.9          147.8
0.1     (7.9)                    324.0
--------------------------------------------------------------------------------
----------------------------------------
Total                        2,845.5      852.2      76.4          151.9
41.1     (8.2)       (9.7)      3,949.2
--------------------------------------------------------------------------------
----------------------------------------
Expenses:

Insurance claims and
 policyholders' benefits     1,869.8
1,869.8
Amortization of deferred
 acquisition costs             458.2
458.2
Cost of manufactured
 products sold                            459.7
21.2      0.3                     481.2
Other operating expenses       375.2      141.2      66.1          175.2
15.6     12.0        (0.9)        784.4
Interest                        34.3                  2.3            5.6
31.5                      73.7
--------------------------------------------------------------------------------
----------------------------------------
Total                        2,737.5      600.9      68.4          180.8
36.8     43.8        (0.9)      3,667.3
--------------------------------------------------------------------------------
----------------------------------------
                               108.0      251.3       8.0          (28.9)
4.3    (52.0)       (8.8)        281.9
--------------------------------------------------------------------------------
----------------------------------------
Income tax expense (benefit)    19.6       97.8       2.9           (6.8)
1.2    (21.8)                     92.9
Minority interest                8.9                               (10.0)
0.1                               (1.0)
--------------------------------------------------------------------------------
----------------------------------------
Total                           28.5       97.8       2.9          (16.8)
1.3    (21.8)                     91.9
--------------------------------------------------------------------------------
----------------------------------------
Net income                  $   79.5     $153.5     $ 5.1        $ (12.1)     $
3.0   $(30.2)     $ (8.8)       $190.0
================================================================================
========================================

Loews Corporation
Consolidating Statement of Income Information

Three Months Ended             CNA                                 Diamond
Corporate
March 31, 2002              Financial   Lorillard   Loews Hotels   Offshore
Bulova  and Other  Eliminations    Total
--------------------------------------------------------------------------------
----------------------------------------
(In millions)              (Restated)
(Restated)

Revenues:
Insurance premiums           $2,837.1
$  (0.9)     $2,836.2
Investment income, net          425.9   $ 11.2        $  0.2     $  9.6      $
0.1   $  16.0                    463.0
Intercompany interest
 and dividends
108.8     (108.8)
Investment gains                  1.0      2.8                      3.5
16.2                     23.5
Manufactured products                    973.1
31.7                            1,004.8
Other                           181.7                   77.0      202.3
0.9       2.9                    464.8
--------------------------------------------------------------------------------
----------------------------------------
Total                         3,445.7    987.1          77.2      215.4
32.7     143.9     (109.7)      4,792.3
--------------------------------------------------------------------------------
----------------------------------------
Expenses:

Insurance claims and
 policyholders' benefits      2,310.1
2,310.1
Amortization of deferred
acquisition costs               440.1
440.1
Cost of manufactured
 products sold                           592.3
15.4                              607.7
Other operating expenses        485.6    119.4          65.4      178.7
14.3      11.9                    875.3
Interest                         37.3                    2.3        5.5
31.4                     76.5
Intercompany charges
0.9       (0.9)
--------------------------------------------------------------------------------
----------------------------------------
Total                         3,273.1    711.7          67.7      184.2
29.7      44.2       (0.9)      4,309.7
--------------------------------------------------------------------------------
----------------------------------------
                                172.6    275.4           9.5       31.2
3.0      99.7     (108.8)        482.6
--------------------------------------------------------------------------------
----------------------------------------
Income tax expense (benefit)     52.1    106.9           3.5       10.7
1.3      (3.3)                   171.2
Minority interest                17.4                              10.6
0.1      (0.1)                    28.0
--------------------------------------------------------------------------------
----------------------------------------
Total                            69.5    106.9           3.5       21.3
1.4      (3.4)                   199.2
--------------------------------------------------------------------------------
----------------------------------------
Income from continuing
 operations                     103.1    168.5           6.0        9.9
1.6     103.1     (108.8)        283.4
Discontinued operations-net     (31.0)
(31.0)
Cumulative effect of change
 in accountingprinciples-net    (39.6)
(39.6)
--------------------------------------------------------------------------------
----------------------------------------
Net income                    $  32.5   $168.5         $ 6.0     $  9.9       $
1.6    $103.1    $(108.8)     $  212.8
================================================================================
========================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------------

OVERVIEW

  The Company reported consolidated net income (including both the Loews Group and Carolina Group) for the 2003 first quarter of $190.0 million, compared to $212.8 million in the 2002 first quarter.

  Net income for the 2002 first quarter included a loss from discontinued operations at CNA of $31.0 million or $0.16 per share of Loews common stock and a charge for accounting changes of $39.6 million or $0.21 per share of Loews common stock, related to accounting for goodwill and other intangible assets at CNA.

  Consolidated net operating income for the first quarter of 2003 amounted to $246.6 million (determined by excluding net investment losses of $56.6 million from net income). Consolidated net operating income for the first quarter of 2002 amounted to $267.6 million (determined by excluding net investment gains of $15.8 million, loss from discontinued operations of $31.0 million and the cumulative effect of accounting changes of $39.6 million from net income).

  Net operating income attributable to Loews common stock for the first quarter of 2003 amounted to $218.0 million (determined by excluding net investment losses of $56.6 million and income attributable to Carolina Group stock of $28.6 million from net income). Net operating income attributable to Loews common stock for the first quarter of 2002 amounted to $249.9 million (determined by excluding net investment gains of $15.5 million, income attributable to Carolina Group stock of $18.0 million, loss from discontinued operations of $31.0 million and the cumulative effect of accounting changes of $39.6 million from net income).

  Net income attributable to Carolina Group stock for the first quarter of 2003 was $28.6 million or $0.72 per Carolina Group share, compared to $18.0 million, or $0.45 per Carolina Group share in the first quarter of 2002.

Classes of Common Stock

  The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are (a) the Company's 100% stock ownership interest in Lorillard, Inc.; (b) notional, intergroup debt owed by the Carolina Group to the Loews Group ($2.4 billion outstanding at March 31, 2003), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and (c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

  As of March 31, 2003, the outstanding Carolina Group stock represents a 23.01% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all the Company's assets and liabilities other than the 23.01% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

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

Parent Company

  The Company is a holding company and derives substantially all of its cash flow from its subsidiaries, principally Lorillard. The Company relies upon its invested cash balances and distributions from its subsidiaries to generate the funds necessary to meet its obligations and to declare and pay any dividends to its stockholders. The ability of the Company's subsidiaries to pay dividends is subject to, among other things, (i) the availability of sufficient funds in such subsidiaries, (ii) applicable state laws, (iii) in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Liquidity and Capital Resources - CNA, below), and (iv) any agreements by the subsidiaries restricting the payment of dividends. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets of such subsidiaries over the claims of the Company and its creditors and stockholders.

  At March 31, 2003, the book value per share of Loews common stock was $63.46, compared to $61.68 at December 31, 2002.

CRITICAL ACCOUNTING ESTIMATES

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

  The consolidated condensed financial statements and accompanying notes have been prepared in accordance with GAAP, applied on a consistent basis. The

Company continually evaluates the accounting policies and estimates used to prepare the consolidated condensed financial statements. In general, management's estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

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

Insurance Reserves

  Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity as well as assumptions about expected investment returns. The inherent risks associated with the reserving process are discussed below, in Reserves - Estimates and Uncertainties. Additionally, a review of Results of Operations for CNA's segment results, and Environmental Pollution and Mass Tort and Asbestos Reserves sections that follow is necessary to understand the sensitivity of management's estimate.

Reinsurance

  Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as a receivable in the Consolidated Condensed Balance Sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The ceding of insurance does not discharge the primary liability of CNA. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions. Further information on reinsurance is provided in the Reinsurance section that follows.

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

  Except for the impact of the State Settlement Agreements as described in
Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the consolidated condensed financial statements for any unfavorable outcome. It is possible that the Company's results of operations, cash flows and its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

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

  The Company's investment portfolio is subject to market declines below book value that may be other-than-temporary. CNA has an Impairment Committee, which reviews its investment portfolio on a quarterly basis with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the period in which the determination occurred. See "Investments - CNA" and Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of the 2002 Annual Report on Form 10-K for information related to the Company's impairment charges.

  Securities in the parent company's investment portfolio that are not part of its cash management activities are classified as trading securities in order to reflect the Company's investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the Consolidated Condensed Statements of Income.

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

  During 2002, CNA underwent management changes and strategic realignment. These events have changed the way CNA manages its operations and makes business decisions and, therefore, necessitated a change in CNA's reportable segments. The financial results for the segment changes are reflected throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

  The Other Insurance segment is principally comprised of losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance operations and other operations including CNA's interest expense on its corporate borrowings.

  Certain amounts applicable to prior periods have been reclassified to conform to the current period presentation.

Operating Results

  The MD&A presents certain non-GAAP measures in order to provide information used by management to monitor its operating performance. Net operating income
(loss) excludes the after-tax effects of net realized investment gains or losses, gains or losses from discontinued operations and any cumulative changes in accounting principle, net of tax, which are included in net income. Management excludes after-tax net realized investment gains or losses from net operating income (loss) because net realized investment gains or losses related to CNA's available-for-sale investment portfolio are largely discretionary, except for losses related to other-than-temporary investments, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in operations. CNA believes that net operating income
(loss) is a meaningful measure of operating performance for insurance companies.

  In addition to net operating income (loss), management monitors other industry non-GAAP measures such as underwriting results in the property and casualty segment and deposits in the life operations and group operations segments. Management believes that the discussion of results in terms of these non-GAAP measures provides a meaningful analysis of the underlying business results of CNA's insurance subsidiaries.

  Underwriting results are net earned premiums less net incurred claims and the cost incurred to settle these claims, acquisition expenses and underwriting expenses. The loss and loss adjustment expense ratio ("loss ratio") is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss and dividend ratios.

  Throughout the MD&A, CNA's business segment results are discussed using net operating income (loss), which as described above is a non-GAAP measure. The following reconciliation is provided in order to understand the differences between net operating income (loss) and net income (loss).

                                    Property
                                      and         Group           Life
Other
Three Months Ended March 31, 2003   Casualty   Operations     Operations
Insurance    Total
--------------------------------------------------------------------------------
----------------
(In millions)

Net operating income               $ 95.6      $ 17.2        $  9.2         $
1.4       $123.4

Realized investment gains
  (losses), net of participating
  policyholders' and minority
  interest                            8.0       (48.8)        (48.0)
17.4        (71.4)
Income tax (expense) benefit
  on realized investment gains
  (losses)                           (2.3)       18.3          18.0
(6.5)        27.5
--------------------------------------------------------------------------------
----------------
Net income (loss)                  $101.3      $(13.3)       $(20.8)        $
12.3       $ 79.5
================================================================================
================

                                    Property
Three Months Ended March 31, 2002     and         Group           Life
Other
                                    Casualty   Operations     Operations
Insurance    Total
--------------------------------------------------------------------------------
----------------
(In millions)                                                 (Restated)
(Restated)

Net operating income (loss)        $ 74.8      $16.1          $ 28.1
$(18.1)     $100.9

Realized investment gains
 (losses), net of
 participating policyholders'
 and minority interest               10.0        8.9            10.5
(28.7)        0.7
Income tax (expense) benefit
 on realized investment gains
 (losses)                            (2.0)      (3.4)           (4.3)
11.2         1.5
--------------------------------------------------------------------------------
----------------
Income (loss) from continuing
 operations                          82.8       21.6            34.3
(35.6)      103.1
Discontinued operations-net                                    (31.0)
(31.0)
Cumulative effect of change in
 accounting principle-net           (33.3)                      (5.6)
(0.7)      (39.6)
--------------------------------------------------------------------------------
----------------
Net income (loss)                  $ 49.5      $21.6          $ (2.3)
$(36.3)     $ 32.5
================================================================================
================

  In addition, CNA's Property and Casualty segment results are also discussed using underwriting gain (loss), which is a non-GAAP measure. The following reconciliation is provided in order to understand the differences between underwriting gain (loss) and net income (loss).

Three Months Ended March 31                                 2003         2002
------------------------------------------------------------------------------
(In millions)

Underwriting loss                                         $(75.0)     $(104.0)
Net investment income                                      204.0        196.0
Other revenues                                              92.0        138.0
Other expenses                                             (77.0)      (102.0)
------------------------------------------------------------------------------
Pretax operating income                                    144.0        128.0
Income tax expense                                         (35.0)       (39.0)
Minority interest                                          (13.4)       (14.2)
------------------------------------------------------------------------------
Net operating income from continuing operations             95.6         74.8
Realized investment gains, net of participating
 policyholders' and minority interest                        8.0         10.0
Income tax expense on realized investment gains             (2.3)        (2.0)
------------------------------------------------------------------------------
Income from continuing operations                          101.3         82.8
Cumulative effect of change in accounting
 principle-net                                                          (33.3)
------------------------------------------------------------------------------
Net income                                                $101.3      $  49.5
==============================================================================

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

  CNA's overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a "funds withheld" basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer's margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract is recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA's retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Condensed Consolidated Balance Sheets.

  Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in investment income, net was $46.7 and $58.1 million for the three months ended March 31, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,550.0 and $2,766.0 million at March 31, 2003 and December 31, 2002.

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

  CNA has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. One of CNA's principal credit exposures from these recent events arise from reinsurance receivables from Gerling Global ("Gerling").

  In March of 2003, Gerling informed CNA that, under Gerling's interpretation of three treaties relating to CNA HealthPro, CNA was required to transfer approximately $205.0 million of funds withheld balances to a trust established by Gerling for CNA's benefit or the treaties would be commuted. In April of 2003, Gerling advised CNA that it deems these treaties to be commuted as of April 7, 2003. CNA, in turn, advised Gerling that it disputes the commutation and regards the reinsurance treaties as remaining in effect. CNA has begun discussions with Gerling with respect to resolving the dispute concerning these treaties, as well as a possible commutation of all other reinsurance arrangements between CNA and Gerling.

  If these three CNA HealthPro treaties were commuted as of April 7, 2003, CNA would reduce reinsurance recoverables and the related funds withheld liability, which would result in a non-cash pretax loss of approximately $43.0 million. Furthermore, CNA estimates that pretax interest expense would be reduced by $10.0 million over the balance of 2003 and $11.0 million in 2004.

  In certain circumstances, including significant deterioration of a reinsurer's financial strength ratings, CNA may engage in other commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump-sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations, including any related to Gerling, could have an adverse material impact on the Company's results of operations or equity.

  CNA has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $198.5 and $195.7 million at March 31, 2003 and December 31, 2002. While CNA believes the allowance for doubtful accounts is adequate based on current collateral and information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company's results of operations or equity.

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

  The coverage under the second section of the Aggregate Cover was triggered for the 2001 accident year. As a result of losses related to the September 11, 2001 World Trade Center Disaster and related events ("WTC event"), the limit under this section was exhausted. Additionally, as a result of significant reserve additions recorded in 2001, the $500.0 million limit on the 1999 accident year under the first section was also fully utilized. No losses have been ceded to the remaining $500.0 million of aggregate limit on accident years 2000 and 2001 under the first section of the Aggregate Cover. Included in the pretax results of operations for the three months ended March 31, 2003 and 2002, is $13.0 million of interest charges from the Aggregate Cover.

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $760.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $618.0 million have been ceded under the CCC Cover through March 31, 2003.

  The impact of the CCC Cover on pretax results of operations was as follows:

Three Months Ended March 31,                                2003         2002
------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                                                  $(61.0)
Ceded claim and claim adjustment expenses                                93.0
Interest charges                                           $(8.0)       (10.0)
------------------------------------------------------------------------------
Pretax (expense) benefit                                   $(8.0)      $ 22.0
=============================================================================

  The impact by operating segment of the Aggregate Cover and the CCC Cover on results of operations was as follows:


Three Months Ended March 31                                 2003         2002
------------------------------------------------------------------------------
(In millions)

Standard Lines                                            $(13.0)      $(12.0)
Specialty Lines                                             (2.0)        (2.0)
CNA Re                                                      (5.0)        23.0
------------------------------------------------------------------------------
Total Property and Casualty                                (20.0)         9.0
Corporate and Other                                         (1.0)
------------------------------------------------------------------------------
Pretax (expense) benefit                                  $(21.0)      $  9.0
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

  No restructuring and other related charges related to the IT Plan were incurred for the three months ended March 31, 2003 and 2002. Employee termination and related benefit payments will continue through 2004 due to employment contract obligations. The following table summarizes the remaining "IT Plan" accrual at March 31, 2003 and the activity in that accrual since inception.


                                              Employee
                                              Termination      Impaired
Three Months Ended March 31, 2003             and Related       Assets
Other
(Restated)                                    Benefit Costs     Charges
Costs        Total
--------------------------------------------------------------------------------
----------------
(In millions)

IT Plan Initial Accrual                       $ 29.0        $ 32.0           $
1.0       $ 62.0
Costs that did not require cash in 2001                      (32.0)
(32.0)
Payments charged against liability in 2001     (19.0)
(19.0)
--------------------------------------------------------------------------------
----------------
Accrued costs at December 31, 2001              10.0
1.0         11.0
Payments charged against liability in 2002      (2.0)
(2.0)
Reduction of accrual                            (3.0)
(1.0)        (4.0)
--------------------------------------------------------------------------------
----------------
Accrued costs at December 31, 2002               5.0
5.0
Payments charged against liability in 2003
--------------------------------------------------------------------------------
----------------
Accrued costs at March 31, 2003               $  5.0
$  5.0
================================================================================
================

  The remaining $5.0 million of the accrual relating to employee termination and related benefit costs is expected to be paid through 2004.

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

  No restructuring and other related charges related to the 2001 Plan were incurred for the three months ended March 31, 2003 and 2002. The following table summarizes the remaining 2001 Plan accrual as of March 31, 2003 and the activity in that accrual since inception.

                               Employee
                               Termination         Lease       Impaired
                               and Related      Termination     Assets
Other
                               Benefit Costs       Costs        Charges
Costs       Total
--------------------------------------------------------------------------------
----------------
(In millions)

2001 Plan Initial Accrual      $ 68.0           $ 56.0          $ 30.0       $
35.0      $189.0
Costs that did not require
 cash
(35.0)      (35.0)
Payments charged against
 liability                       (2.0)
(2.0)
--------------------------------------------------------------------------------
----------------
Accrued costs at
 December 31, 2001               66.0             56.0            30.0
152.0
Costs that did not require
  cash                           (1.0)            (3.0)           (9.0)
(13.0)
Payments charged against
 liability                      (53.0)           (12.0)           (4.0)
(69.0)
Reduction of accrual            (10.0)            (7.0)          (15.0)
(32.0)
--------------------------------------------------------------------------------
----------------
Accrued costs at
 December 31, 2002                2.0             34.0             2.0
38.0
Costs that did not require
 cash                                                             (1.0)
(1.0)
Payments charged against
 liability in 2003               (1.0)            (6.0)
(7.0)
--------------------------------------------------------------------------------
----------------
Accrued costs at
 March 31, 2003                $  1.0           $ 28.0          $  1.0
$ 30.0
================================================================================
================

  Of the remaining $30.0 million accrual relating to lease termination costs and impaired asset charges, approximately $10.0 million is expected to be paid in the remainder of 2003.

Reserves - Estimates and Uncertainties

  CNA maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses and future policy benefits, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported. Claim and claim adjustment expense and future policy benefit reserves are reflected as liabilities on the Consolidated Condensed Balance Sheets under the heading "Insurance Reserves." Changes in estimates of Insurance Reserves are reflected in the Company's Consolidated Condensed Statements of Income, in the period in which the change arises.

  The level of Insurance Reserves maintained by CNA represents management's best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known at that time. Insurance Reserves are not an exact calculation of liability but instead are estimates that are derived by CNA, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. Some of the many uncertain future events about which CNA makes assumptions and estimates are claims severity, frequency of claims, mortality, morbidity, expected interest rates, economic inflation, the impact of underwriting policy and claims handling practices and the lag time between the occurrence of an insured event and the time it is ultimately settled (referred to in the insurance industry as the "tail."

  CNA's experience has been that the inherent uncertainties of estimating Insurance Reserves are generally greater for casualty coverages (particularly long-tail casualty risks such as Environmental Pollution and Mass Tort and Asbestos ("APMT") losses) than for property coverages. Estimates of the cost of future APMT claims are highly complex and include an assessment of, among other things, whether certain costs are covered under the policies and whether recovery limits apply, allocation of liability among numerous parties, some of whom are in bankruptcy proceedings, inconsistent court decisions and developing legal theories and tactics of plaintiffs' lawyers. Reserves for property-related catastrophes, both natural disasters and man-made catastrophes such as terrorist acts, are also difficult to estimate. See the discussion of Environmental Pollution and Mass Tort and Asbestos Reserves that follows for further information.

  In addition to the uncertainties inherent in estimating APMT and catastrophe losses, CNA is subject to the uncertain effects of the regulatory environment, including regulatory reserve reviews and emerging or potential claims and coverage issues, which arise as industry practices and legal, judicial, social, and other environmental conditions change. These issues can have a negative effect on CNA's business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Either development could require material increases in claim and claim adjustment expense reserves. Examples of emerging or potential claims and coverage issues include: (i) increases in the number and size of water damage claims related to expenses for testing and remediation of mold conditions;
(ii) increases in the number and size of claims relating to injuries from medical products, and exposure to lead and radiation related to cellular phone usage; (iii) expected increases in the number and size of claims relating to accounting and financial reporting, including director and officer and errors and omissions insurance claims, in an environment of major corporate bankruptcies; and (iv) a growing trend of plaintiffs targeting insurers in class action litigation relating to claims-handling and other practices. The future impact of these and other unforeseen emerging or potential claims and coverage issues is extremely hard to predict and could materially adversely affect the adequacy of CNA's claim and claim adjustment expense reserves and could lead to future reserve additions.

  CNA's recorded Insurance Reserves reflect management's best estimate at March 31, 2003 and December 31, 2002, which is based on the reviews and analyses performed by CNA's actuaries and management's judgment as to the responsiveness of these reviews and analyses to the factors affecting CNA's loss and loss adjustment expense reserves. Management considers factors such as changes in inflation, changes in claims-handling and case reserving, changes in underwriting and pricing, and changes in the legal environment. Management considers different specific factors for each situation since the factors affect each type of business differently. However, in light of the many uncertainties associated with making the estimates and assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular and ongoing basis and makes changes as experience develops. CNA may in the future determine that its recorded Insurance Reserves are not sufficient and may increase its reserves by amounts that may be material, which could materially adversely affect the Company's business and equity. Any such increase in reserves would be reflected in the Company's Consolidated Condensed Statements of Income in the period in which the change in estimate arises.

Terrorism Exposure

  CNA and the insurance industry incurred substantial losses related to the WTC event. For the most part, CNA believes the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

  On November 26, 2002, the President of the United States of America, signed into law the Terrorism Risk Insurance Act of 2002 (the "Act"), which established a program within the Department of the Treasury under which the federal government will share the risk of loss from future terrorist attacks with the insurance industry. The Act terminates on December 31, 2005. Each participating insurance company must pay a deductible before federal government assistance becomes available. This deductible is based on a percentage of direct earned premiums for commercial insurance lines from the previous calendar year, and rises from 1.0% from date of enactment to December 31, 2002 (the "Transition Period") to 7.0% during the first subsequent calendar year, 10.0% in year two and 15.0% in year three. For losses in excess of a company's deductible, the federal government will cover 90.0% of the excess losses, while companies retain the remaining 10.0%. Losses covered by the program will be capped annually at $100.0 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the federal government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges, which cannot exceed 3.0% of annual premium.

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

  While the Act provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event during the next three years, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, the Company's results of operations or equity could nevertheless be materially adversely impacted by them. CNA is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions (where applicable) and the use of reinsurance. In addition, under state laws, CNA is generally prohibited from excluding terrorism exposure from its primary workers compensation, individual life and group life and health policies, and is also prohibited from excluding coverage for fire losses following a terrorist event in a number of states. In those states that mandate property insurance coverage of damage from fire following a loss, CNA is also prohibited from excluding terrorism exposure under such coverage.

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

  The following table summarizes key components of the Property and Casualty Segment results of operations for the Three Months Ended March 31, 2003 and 2002:

Three Months Ended March 31                                   2003       2002
------------------------------------------------------------------------------
(In millions)

Net written premiums                                      $1,973.0   $1,790.0
Net earned premiums                                        1,816.0    1,661.0
Underwriting loss                                            (75.0)    (104.0)
Net investment income                                        204.0      196.0
Net operating income                                          95.6       74.8

Ratios
Loss and loss adjustment expense                              71.6%      72.4%
Expense                                                       31.6       32.8
Dividend                                                       0.9        1.0
------------------------------------------------------------------------------
Combined                                                     104.1%     106.2%
==============================================================================

  Net written premiums for the Property and Casualty Segment increased $183.0 million and net earned premiums increased $155.0 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in net written and net earned premiums was due primarily to strong rate increases and increased new business in Standard Lines and Specialty Lines and the absence of cessions to the CCC Cover discussed below and CNA Reinsurance Company Limited ("CNA Re U.K.") ceded premiums, which was sold in 2002.

  Standard Lines achieved average rate increases of 21.0% and 31.0% in the first three months of 2003 and 2002 for the contracts that renewed during the period and had retention rates of 70.0% and 66.0% for those contracts that were up for renewal.

  Specialty Lines achieved average rate increases of 31.0% and 20.0% in the first three months of 2003 and 2002 for the contracts that renewed during the period and had retention rates of 77.0% and 75.0% for those contracts that were up for renewal.

  The combined ratio decreased 2.1 points and underwriting results improved $29.0 million for the three months ended March 31, 2003 as compared with the same period in 2002. This change was due to decreases in the loss and dividend ratios. The loss ratio decreased 0.8 points due principally to improvement in the current net accident year loss ratio, partially offset by the absence of the underwriting benefit related to corporate aggregate reinsurance treaties discussed below, and offset by increased adverse net prior year development, including premium and loss development, in the first three months of 2003. The expense ratio decreased 1.2 points as a result of an increased net earned premium base, and the absence of CNA Re U.K. expenses, partially offset by the inclusion of expenses related to eBusiness. The eBusiness expenses were included in the Other Insurance segment during 2002.

  Unfavorable net prior year reserve development, including premium and claim and claim adjustment expense reserve development, of $29.0 million was recorded in the first three months of 2003 as compared with $39.0 million of favorable net prior year development recorded for the same period in 2002, of which $32.0 million related primarily to the corporate aggregate reinsurance treaties discussed below. The gross carried claim and claim adjustment expense reserve was $19,494.0 and $19,714.0 million at March 31, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $11,640.0 and $11,997.0 million at March 31, 2003 and December 31, 2002.

  Unfavorable net prior year reserve development of approximately $47.0 million was recorded related to certain programs written in Excess & Surplus ("E&S"). One E&S program, covering facilities that provide services to developmentally disabled individuals, accounted for approximately $10.0 million of the unfavorable prior year reserve development. The reserve development was due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during the first quarter of 2003, with most of the reserve development from accident years 1999 and 2000. Another E&S program, which accounts for approximately $25.0 million of E&S reserve development, covers tow truck and ambulance operators in the 2000 and 2001 accident years. CNA expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, CNA ceased writing business under this program. Approximately $12.0 million of unfavorable prior year reserve development was recorded during the first quarter of 2003 related to a specific large loss.

  Partially offsetting the unfavorable reserve development in E&S was favorable prior year reserve development recorded in property lines during 2003. The favorable reserve development was principally from accident years 2001 and 2002 and was the result of the low number of large losses in recent years.

  During the first quarter of 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re's WTC event losses, CNA performed a treaty-by-treaty analysis of exposure. CNA's original loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re's cedants. Information that became available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144.0 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums. As a result, additional cessions were recorded to the CCC Cover.

  Net operating income increased $20.8 million for the three months ended March 31, 2003 as compared with the same period in 2002. The improvement in net operating income was primarily related to improved underwriting results and increased net investment income, principally as a result of improved limited partnership income. In addition, results of operations for the first quarter of 2002 included a non-recurring currency translation gain on U.S. dollar denominated investments held by an Argentinean subsidiary. The Argentine government changed its local currency and required conversion of all U.S. denominated investments to Argentine Pesos. This conversion resulted in a translation gain of $16.2 million, which was partially offset by a write-off of the goodwill of that entity in the amount of $9.0 million.

Group

  Net earned premiums for Group Operations decreased $590.0 million for the three months ended March 31, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the transfer of the Mail Handlers Plan. Net earned premiums for the Mail Handlers Plan were $616.0 million for the three months ended March 31, 2002. This decrease was partially offset by premium growth in the disability, life and long term care products within Group Benefits.

  Group Operations achieved rate increases that averaged approximately 6.0% and 5.0% in the first three months of 2003 and 2002 for the disability, accident and life lines of business within Group Benefits. Premium persistency rates were approximately 89.0% and 76.0% in the first three months of 2003 and 2002.

  Deposits for Group Operations increased $486.0 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in deposits was due primarily to new sales in the Index 500 product, partially offset by decreased guaranteed investment contracts ("GICs") deposits.

  Net operating income increased by $1.1 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in net operating income related primarily to the absence of unfavorable net operating results related to the variable products business, which was sold to The Phoenix Companies, Inc. in the third quarter of 2002, and favorable single premium guaranteed annuities ("SPGA") mortality. These increases were partially offset by the absence of net operating income related to the Mail Handlers Plan.

Life

  Net earned premiums for Life Operations increased $16.0 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in net earned premiums was due primarily to growth in the long term care product.

  Deposits for Life Operations increased $9.0 million for the three months ended March 31, 2003 as compared with the same period in 2002. The increase in deposits was due primarily to higher sales of structured settlement annuities.

  During the second quarter of 2003, CNA completed a review of its individual long term care product offerings. The focus of the review was to determine whether the current products provide adequate pricing flexibility under the range of reasonably possible claims experience levels. Based on the review and current market conditions, CNA has decided to significantly reduce new sales of this product and certain infrastructure costs, with any associated expense to be recorded in the second quarter of 2003. Premium will continue to be received on inforce business, but the actions to reduce new business will lower the rate of overall premium growth for this line. CNA does not expect these actions to have a material adverse impact on the results of operations.

  Net operating income decreased by $18.9 million for the three months ended March 31, 2003 as compared with the same period in 2002. The decrease in net operating income related primarily to unfavorable individual long term care morbidity due to increases in severity and incidence and the write-off of $4.5 million after-tax of capitalized software costs. These decreases were partially offset by improved mortality in life insurance and improved net operating results for life settlement contracts.

Other Insurance

  Operating revenues, which includes net earned premiums, net investment income and other revenue, decreased $59.0 million for the three months ended March 31, 2003 as compared with the same period in 2002. The decrease in total operating revenues was due primarily to reduced revenues from CNA UniSource and reduced earned premiums in group reinsurance due to the exit from these businesses in 2002.

  Favorable net prior year development, including premium and claim and claim adjustment expenses development, of $3.0 million was recorded in the three months ended March 31, 2003 as compared with $1.0 million of favorable net prior year development recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $5,085.0 million and $4,847.0 million at March 31, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $1,890.0 million and $2,002.0 million for March 31, 2003 and December 31, 2002.

  CNA entered into a retroactive reinsurance agreement as part of the sale of CNA's personal insurance business to The Allstate Corporation ("Allstate") in 1999. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1.0 billion. CNA's remaining obligation valued under this loss sharing provision as of October 1, 2003, will be settled by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies are expected to exceed $1.0 billion during 2003. CNA has established reserves for its estimated liability under this loss sharing arrangement.

  Net operating results improved $19.5 million for the three months ended March 31, 2003 as compared with the same period in 2002. The improvement in the net results of operations was due primarily to decreased eBusiness expenses and decreased interest expense on corporate borrowings. Beginning in 2003, expenses related to eBusiness were included in the property and casualty operating segments of CNA.

Environmental Pollution and Mass Tort and Asbestos Reserves

  CNA's property and casualty insurance subsidiaries have actual and potential exposures related to environmental pollution and mass tort and asbestos claims.

  The following table provides data related to CNA's environmental pollution and mass tort and asbestos claim and claim adjustment expense reserves:

                                                March 31, 2003
December 31, 2002
--------------------------------------------------------------------------------
----------------
                                         Environmental
Environmental
                                         Pollution and                Pollution
and
                                          Mass Tort      Asbestos      Mass Tort
Asbestos
--------------------------------------------------------------------------------
----------------
(In millions)

Gross reserves                          $ 811.0          $1,719.0      $ 830.0
$1,758.0
Ceded reserves                           (319.0)           (527.0)      (313.0)
(527.0)
--------------------------------------------------------------------------------
----------------
Net reserves                            $ 492.0          $1,192.0      $ 517.0
$1,231.0
================================================================================
================

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

  A number of proposals to reform Superfund have been made by various parties. However no reforms were enacted by Congress during 2002 or during the first three months of 2003, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations or equity.

  CNA's ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by CNA post 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

  As of March 31, 2003 and December 31, 2002, CNA carried approximately $492.0 and $517.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental and mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2003 and 2002. CNA paid environmental pollution-related claims and mass tort related claims, net of reinsurance recoveries, of $25.0 and $33.0 million for the three months ended March 31, 2003 and 2002.

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

  In the past several years, CNA has experienced significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers, and the addition of new defendants such as the distributors and installers of products containing asbestos. Currently, the majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. It is estimated that approximately 90% of the current non-malignant asbestos claimants do not meet the American Medical Association's definition of impairment. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called "unimpaired" claimants may not recover unless at some point the claimant's condition worsens to the point of impairment.

  As of March 31, 2003 and December 31, 2002, CNA carried approximately $1,192.0 and $1,231.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2003 and 2002. CNA paid asbestos-related claims, net of reinsurance, of $39.0 million during the three months ended March 31, 2003 and had net reinsurance recoveries of $20.0 million for the three months ended March 31, 2002.

  In 2002, at least fifteen companies filed for bankruptcy protection citing costs associated with asbestos claims litigation as a basis for filing. Since 1982, at least 67 companies, including the 15 companies that filed in 2002, that mined asbestos, or manufactured or used asbestos-containing products, have filed for bankruptcy. This phenomenon has prompted plaintiff attorneys to file claims against companies that had only peripheral involvement with asbestos. Many of these defendants were users or distributors of asbestos-containing products, or manufacturers of products in which asbestos was encapsulated. These defendants include equipment manufacturers, brake, gasket, and sealant manufacturers, and general construction contractors. According to a comprehensive report on asbestos litigation recently released by the Rand Corporation, over 6,000 companies have been named as defendants in asbestos lawsuits, with 75 out of 83 different types of industries in the United States impacted by asbestos litigation. The study found that a typical claimant names 70 to 80 defendants, up from an average of 20 in the early years of asbestos litigation.

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

  On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA will be required to pay $74.0 million, net of reinsurance recoveries, over a ten-year period. The settlement resolves CNA's liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow-Liptak Corporation and related subsidiaries, including alleged "non-products" exposures. The settlement is subject to bankruptcy court approval and confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims.

  CNA is engaged in insurance coverage litigation with Robert A. Keasbey Company ("Keasbey") and associated claimants in New York state court (Continental Casualty Company vs. Robert A. Keasbey Company et al., Supreme Court State of New York - County of New York, No. 401621/02). Keasbey was a seller and installer of asbestos products in the New York and New Jersey area. CNA paid its full product liability limits to Keasbey in prior years. Claimants against Keasbey now claim CNA owes additional coverage under the operations section of policies issued to it by CNA. CNA is also a party to insurance coverage litigation between Burns & Roe Enterprises, Inc. ("Burns & Roe") and its insurance carriers related to asbestos bodily injury and wrongful death claims (In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610). Burns & Roe provided various engineering and related services in connection with construction projects. Burns & Roe is currently in bankruptcy. There are numerous factual and legal issues to be resolved in connection with these cases and it is difficult to predict the outcome or financial exposure represented by these matters in light of the novel theories asserted by policyholders and their counsel.

  Policyholders have also initiated litigation directly against CNA and other insurers. CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. In addition, lawsuits have been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). It is difficult to predict the outcome or financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted.

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

  Due to the uncertainties created by volatility in claim numbers and settlement demands, the effect of bankruptcies, the extent to which non-impaired claimants can be precluded from making claims and the efforts by insureds to obtain coverage not subject to aggregate limits, the ultimate liability of CNA for asbestos-related claims may vary substantially from the amount currently recorded. Other variables that will influence CNA's ultimate exposure to asbestos-related claims will be medical inflation trends, jury attitudes, the strategies of plaintiff attorneys to broaden the scope of defendants, the mix of asbestos-related diseases presented, CNA's abilities to recover reinsurance, future court decisions and the possibility of legislative reform. Another of these variables is the possible creation of a national privately financed trust, which if established and approved through federal legislation, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such a trust will be created or, if it is, what will be the terms and conditions of its establishment. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on the Company's results of operations or equity.

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

  The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have or may adversely impact the business, results of operations and financial condition of Lorillard and the Company, including the following:

  . A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages.

  . A $16.3 billion punitive damage judgment against Lorillard in Engle v. R.J. Reynolds Tobacco Company, et al., a class action case in state court in Florida in which the jury awarded a total of $145.0 billion in punitive damages against all the defendants and which is currently on appeal.

  . Substantial annual payments by Lorillard, continuing in perpetuity, and restrictions on marketing and advertising agreed to under the terms of the settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain other U.S. territories (together, the "State Settlement Agreements").

  . A continuing decline in the volume of wholesale cigarette sales in the United States, including volume declines in the first quarter of 2003, as compared to the first quarter of 2002, of 12.9% for the domestic U.S. cigarette industry and 13.4% for Lorillard, according to information provided by Management Science Associates.

  . Increases in industry-wide promotional expenses and sales incentives implemented in reaction to the volume declines and impact of the price increases, and continuing intense competition among the four largest cigarette manufacturers, including Lorillard, and many smaller participants who have gained market share in recent years, principally in the discount and deep-discount cigarette segment. Market share for the deep discount brands increased 1.86 share points from 6.21% in the first quarter of 2002 to 8.07% in the first quarter of 2003, as estimated by Management Science Associates.

  . Continuing increases in state excise taxes on cigarette sales in the first quarter of 2003, ranging from $0.09 per pack to $0.40 per pack, in three states and the District of Columbia, as well as scheduled increases in other states throughout 2003 and proposals for additional increases in federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

  . Increasing sales of counterfeit cigarettes in the United States, which adversely impact sales by the manufacturer of the counterfeited brands and potentially damage the value and reputation of those brands.

  . Increases in actual and proposed federal, state and local regulation of the tobacco industry and governmental restrictions on smoking.

  See Part II, Item 1 - Legal Proceedings and Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Report, for information with respect to the Engle action and other litigation against cigarette manufacturers and the State Settlement Agreements.

2003 Compared with 2002
-----------------------

  Revenues decreased by $132.4 million, or 13.5%, and net income decreased by $13.4 million, or 8.0%, for the three months ended March 31, 2003, as compared to the corresponding period of the prior year. Net income for the three months ended March 31, 2003 was reduced by a charge of $17.1 million (net of taxes) to record the effect of an agreement with the Brown & Williamson Corporation (the "B&W Agreement") discussed in Liquidity and Capital Resources. Excluding this charge, net income would have increased by $3.7 million, or 2.2%.

  Revenues decreased due to lower net sales and reduced investment income.
Net sales decreased by $128.9 million for the three months ended March 31, 2003, as compared to 2002, due to decreased unit sales volume of approximately $108.9 million, or 11.1%, and by decreased average unit prices which decreased revenues by approximately $20.0 million, or 2.0%.

  Net income decreased for the three months ended March 31, 2003, due to decreased sales volume, increased sales promotion costs, the charge for the B&W Agreement and decreased investment income, partially offset by reduced tobacco settlement costs. The $98.3 million decrease in tobacco settlement costs for the three months ended March 31, 2003, as compared to the comparable period of the prior year, is due to the expiration of up-front payments ($41.5 million), reduced charges for lower unit volume ($26.6 million) and other adjustments ($30.2 million).

  For the three months ended March 31, 2003, Lorillard's net wholesale price of cigarettes increased by an average of $4.98 per thousand cigarettes ($0.10 per pack of 20 cigarettes), or 4.0%, before the impact of any promotional activities. Federal excise taxes are included in the price of cigarettes and remained at $19.50 per thousand cigarettes ($0.39 per pack of 20 cigarettes).

  The decreased unit prices reflect the increase in promotional expenses, mostly in the form of retail/price promotions and other discounts provided to retailers and passed through to the consumer, partially offset by the higher average net wholesale prices in 2003.

  Lorillard's total (U.S. domestic, Puerto Rico and certain U.S. Territories) unit sales volume decreased 11.9% while domestic wholesale volume declined 13.4% for the three months ended March 31, 2003, as compared to the corresponding period in 2002. Newport's unit sales volume decreased by 9.4% overall and 11.0% for domestic wholesale volume for the three months ended March 31, 2003 as compared to the corresponding period in 2002. Continued decreases in unit volume for Old Gold and Maverick in the discount segment were also contributing factors. Old Gold and Maverick declines were due to severe competitive price pressure from deep discount brands produced by manufacturers who do not have the same financial payment obligations related to the State Settlement Agreements as does Lorillard and other major tobacco companies. Additionally, volume for the three months ended March 31, 2003 was affected by generally weak economic conditions and ongoing limitations imposed by Philip Morris' retail merchandising arrangements.

  Deep discount price brands produced by manufacturers who are not obligated by the same payment terms of the State Settlement Agreements have continued to increase their market share by approximately 1.86 share points for the three months ended March 31, 2003 to 8.07% of the domestic market. As a result of lower payments, these companies can price their brands at a significant advantage, by as much as 66%, as compared with offerings from the major cigarette manufacturers.

  Lorillard's share of domestic wholesale cigarette shipments was 9.39% for the three months ended March 31, 2003 as compared to 9.44% in the comparable period of 2002. Newport, a premium brand, accounted for approximately 90% of Lorillard's unit sales and approximately 91% of net sales revenue for the three months ended March 31, 2003, compared to 88% of Lorillard's overall unit sales and approximately 89% overall of net sales revenue in the comparable period of 2002. Newport's share of the domestic premium segment was 11.6% for the three months ended March 31, 2003 as compared to 11.1% in the comparable period of 2002 according to Management Science Associates estimates of wholesale unit shipments. Newport had the highest share of the menthol segment of the market with an approximately 30% share of retail shipments within the category as measured by Lorillard based on its retail shipment data, for the three months ended March 31, 2003 and 2002. Menthol comprised approximately 26.7% and 26.4% of total U.S. retail industry shipments for the three months ended March 31, 2003 and 2002. Premium priced cigarette sales accounted for 96.0% and 94.4% of Lorillard's total domestic sales for the three months ended March 31, 2003 and 2002.

  Overall, domestic industry unit sales volume decreased by 12.9% for three months ended March 31, 2003. Industry sales for premium brands decreased to 72.9% for the three months ended March 31, 2003 as compared to 74.5% in the comparable period of 2002. Industry and Lorillard sales volume comparisons for the three months ended March 31, 2003 were negatively impacted due to wholesale inventory adjustments during the first three months of 2002. Wholesale inventories increased in January of 2002 following the inventory reduction in fourth quarter of 2001 as a result of the federal excise tax increase that took effect on January 1, 2002. In addition, wholesale inventories were increased during February and March of 2002 in anticipation of an industry price increase that occurred in early April of 2002.

  Lorillard recorded pretax charges of $197.5 and $295.8 million ($120.6 and $180.7 million after taxes), for the three months ended March 31, 2003 and 2002, respectively, to record its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

Loews Hotels

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues and net income decreased by $0.8 and $0.9 million, or 1.0% and 15.0%, respectively, for the three months ended March 31, 2003 as compared to the corresponding period of the prior year.

  Revenues decreased for the three months ended March 31, 2003, as compared to 2002, due primarily to a decline in revenue per available room and lower other hotel operating revenues. Revenue per available room decreased by $3.02, or 2.5%, to $117.07 due primarily to lower occupancy rates and reflects the continued economic weakness and its impact on the travel industry.

  Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues include, among other items, guest charges for food and beverages, telecommunication services, garage and parking fees.

  Net income decreased for the three months ended March 31, 2003, due to the lower revenues, partially offset by improved operating results at the Universal Orlando properties.

Diamond Offshore

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 54% owned subsidiary of the Company.

  Diamond Offshore's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, generally no dayrate is earned and revenues will decrease as a result. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs. In order to improve utilization or realize higher dayrates, Diamond Offshore may mobilize its rigs from one market to another. During periods of mobilization, however, revenues may be adversely affected. As a response to changes in demand, Diamond Offshore may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.

  The offshore drilling industry has historically been very cyclical with the demand for its services fluctuating with the price of oil and natural gas. However, the strong product prices that were prevalent throughout 2002 and in the first quarter of 2003 did not generate the expected increase in dayrates and utilization.

  Revenues from dayrate drilling contracts are recognized currently. Diamond Offshore may receive lump-sum payments in connection with specific contracts. Such payments are recognized as revenues over the term of the related drilling contract. Mobilization revenues, less costs incurred to mobilize an offshore rig from one market to another, are recognized over the primary term of the related drilling contract.

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

  Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, Diamond Offshore may realize few decreases in operating expenses since the rig is typically maintained in a prepared state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically a cost of the operator under drilling contracts. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income. Diamond Offshore recognizes as operating expenses activities such as inspections, painting projects and routine overhauls, meeting certain criteria, which maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Higher depreciation expense decreases operating income in periods subsequent to capital upgrades.

  Revenues decreased by $59.9 million, or 28.3% and net income decreased by $20.8 million for the three months ended March 31, 2003, as compared to the corresponding period of the prior year. Revenues decreased due primarily to lower contract drilling revenue of $53.8 million, reduced investment income of $5.4 million, and lower revenues from reimbursable expenses.

  Revenues from high specification floaters and other semisubmersible rigs decreased by $47.4 million, or 22.4%, for the three months ended March 31, 2003, as compared the corresponding period of the prior year. The decrease reflects lower dayrates ($24.7 million) and lower utilization ($22.7 million), partially offset by revenues generated by the Ocean Baroness which completed a conversion to a high specification semisubmersible drilling unit and commenced operations in March of 2002.

  Revenues from jack-up rigs decreased by $5.9 million, or 2.8%, due primarily to decreased dayrates ($1.3 million) and decreased utilization ($4.6 million) for the three months ended March 31, 2003. Interest income decreased by $5.4 million, or 56.6%, for the three months ended March 31, 2003, primarily due to a reduction in marketable securities held and lower interest rates earned on cash and marketable securities for the three months ended March 31, 2003 compared to 2002.

  Net income decreased due primarily to the lower revenues for the three months ended March 31, 2003 as discussed above, partially offset by lower contract drilling expenses.

Bulova

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

  Revenues and net income increased by $8.4 and $1.4 million, or 25.7% and 88.0%, respectively, for the three months ended March 31, 2003, as compared to the corresponding period of the prior year. Net sales increased $9.4 million for the three months ended March 31, 2003, as compared to the corresponding period of the prior year, due primarily to a 26.5% increase in unit volume and a 5.0% increase in unit prices for Bulova's watch brands, as well as higher clock unit volume of 16.8%, partially offset by lower average clock selling prices of 10.9%. The increase in sales is due to higher purchases, principally by larger retailers, to replenish low inventory levels following a cautious selling season in 2002.

  Net income increased due to the increase in net sales, partially offset by lower royalty income and lower interest income due to a decline in the level of invested assets and lower interest rates.

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

  The components of investment (losses) gains included in Corporate operations are as follows:

Three months ended March 31                                   2003       2002
------------------------------------------------------------------------------
(In millions)

Derivative instruments                                    $    6.7   $   10.0
Equity securities, including short positions                 (37.3)       9.1
Short-term investments                                         1.2        7.3
Other                                                          9.9       (3.9)
------------------------------------------------------------------------------
                                                             (19.5)      22.5
Income tax benefit (expense)                                   6.8       (7.9)
Minority interest                                                        (1.0)
------------------------------------------------------------------------------
Net (loss) gain                                           $  (12.7)  $   13.6
==============================================================================

  Exclusive of investment (losses) gains, revenues decreased $16.2 million and net loss increased $9.8 million for the three months ended March 31, 2003, as compared to the prior year. Revenues decreased due primarily to decreased results from Majestic of $13.6 million reflecting reduced demand and charter rates in the crude oil tanker markets, and lower investment income due to reduced yields from invested assets. The impact of the lower results from shipping operations and investment income increased the net loss by $12.2 million.

LIQUIDITY AND CAPITAL RESOURCES

CNA

  The principal operating cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the three months ended March 31, 2003, net cash provided by operating activities was $45.0 million as compared with net cash used by operating activities of $78.0 million for the same period in 2002. The improvement related primarily to decreased paid claims.

  Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

  For the three months ended March 31, 2003, net cash provided by investing activities was $132.0 million as compared with $35.0 million for the same period in 2002. Cash flows provided by investing activities were related principally to trading gains of fixed maturity securities.

  Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

  For the three months ended March 31, 2003, net cash used by financing activities was $137.0 million as compared with $5.0 million for the same period in 2002. Cash flows used by financing activities were related principally to repayment of debt.

  CNA is closely managing the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. CNA does not anticipate any liquidity problems resulting from these payments. As of April 4, 2003, the Company has paid $490.0 million in claims and recovered $250.0 million from reinsurers.

  CNA's estimated gross pretax losses for the WTC event were $1,648.0 million pretax ($1,071.0 million after-tax). Net pretax losses before the effect of corporate aggregate reinsurance treaties were $727.0 million. Approximately 1.0%, 72.0% and 21.0% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A.

  CNA has an existing shelf registration statement under which it may issue an aggregate of $549.0 million of debt or equity securities, declared effective by the SEC.

  During the first quarter of 2003, CNA repaid its $128.5 million, 7.3% Senior Note, due March 1, 2003.

  CNA pays a facility fee to the lenders for having funds available for loans under the credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of CNA. At March 31, 2003 and December 31, 2002, the facility fee was 17.5 basis points.

  CNA pays interest on any outstanding debt/borrowings under the facility based on a rate determined using the long term debt ratings of CNA. The interest rate is equal to the London Interbank Offering Rate ("LIBOR") plus
57.5 basis points. Further, if CNA has outstanding loans greater than 50.0% of the amounts available under the facility, CNA will also pay a utilization fee of 12.5 basis points on such loans. At March 31, 2003 and December 31, 2002, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3%.

  A Moody's downgrade of the CNA senior debt rating from Baa2 to Baa3 would increase the facility fee from 17.5 basis points to 25.0 basis points. The applicable interest rate would increase from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee would remain unchanged on the three-year facility at 12.5 basis points.

  CNA Surety Corporation ("CNA Surety"), a 64.0% owned and consolidated subsidiary of CNA, pays interest on any outstanding borrowings under its credit agreement based on an applicable margin determined by the amount of leverage of CNA. The current interest rate on any borrowings under the facility is LIBOR plus 45.0 basis points. In addition, CNA Surety pays a facility fee of 12.5 basis points. If the utilization of the credit facility is greater than 50.0% of the amount available under the facility, an additional fee of 5.0 basis points will be incurred. Effective January 30, 2003, CNA Surety entered into an interest rate swap on the term loan portion of its credit agreement that fixed the interest rate at 2.8%. At March 31, 2003 and December 31, 2002, the weighted-average interest rate on the $60.0 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.4% and 2.0%. At March 31, 2003 and December 31, 2002, CNA Surety was in compliance with all restrictive debt covenants.

  In March of 2003, CNA entered into a credit agreement with a large national contractor which undertakes projects for the construction of government and private facilities to provide loans to the contractor in a maximum aggregate amount of $86.4 million (the "Credit Facility"). Of the $86.4 million, $57.0 million was outstanding at March 31, 2003. The Credit Facility related loans will mature in March of 2006. Advances under the Credit Facility bear interest at the prime rate plus 6.0%. Payment of 3.0% of the interest is deferred until the Credit Facility matures, and the remainder is to be paid monthly in cash. Loans under the Credit Facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNA to help the contractor meet its liquidity needs.

  In March of 2003, CNA also purchased the contractor's outstanding bank debt for $16.4 million. The contractor retired the bank debt by paying CNA $16.4 million, with $11.4 million of the payoff amount being funded under the new Credit Facility and $5.0 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNA is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that expire between May and August of 2003. Any amounts paid by CNA to the banks as reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNA as draws upon the Credit Facility.

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

  Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's and ultimately CNA's exposure to loss. While CNA believes that the contractor's restructuring efforts are expected to be successful and provide sufficient cash flow for its operations and repayment of its borrowings under the credit facility, the contractor's failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of CNA's surety bonds could have a material adverse effect on CNA's future results of operations. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of corporate aggregate reinsurance treaties, if any, and minority interest could be up to $200.0 million.

  CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the "stop loss contract"). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety's accident year net loss ratio exceeds 24.0% for 1997 through 2000 (the contractual loss ratio), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety's actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of March 31, 2003 and December 31, 2002.

  CCC, effective October 1, 2002, has secured replacement excess of loss protection for new and renewal bonds for CNA Surety for per principal exposures that exceed $60.0 million since October 1, 2002 in two parts - a) $40.0 million excess of $60.0 million and b) $50.0 million excess of $100.0 million for CNA Surety. This excess of loss protection is necessary primarily to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60.0 million. In consideration for the reinsurance coverage provided by the $40.0 million excess of $60.0 million contract, CNA Surety will pay to CCC, on a quarterly basis, a premium equal to $3.0 million. In consideration for the reinsurance coverage provided by the $50.0 million excess of $100.0 million, the insurance subsidiaries of CNA Surety will pay $6.0 million in premium to CCC.

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of March 31, 2003 and December 31, 2002 there were approximately $187.0 million and $222.0 million of outstanding letters of credit.

  CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30.0 million at March 31, 2003.

  CNA has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNA would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $7.0 million at March 31, 2003.

  CNA holds an investment in a real estate joint venture that is accounted for on the equity basis of accounting. In the normal course of business, CNA on a joint and several basis with other unrelated insurance company shareholders has committed to continue funding the operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016.

  The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

  In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at March 31, 2003 that CNA could be required to pay under this guarantee is approximately $333.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

  CNA has recorded a liability of approximately $10.0 million as of March 31, 2003 and December 31, 2002 for its share of the estimated operating deficits of this joint venture through 2016.

  CNA has a commitment to purchase up to a $100.0 million floating rate note issued by the California Earthquake Authority in the event of an earthquake during calendar year 2003 that results in California earthquake related losses greater than $4.2 billion.

  CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2003. CNA would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNA has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7.0 million at March 31, 2003.

  As of March 31, 2003 and December 31, 2002, CNA had committed approximately $111.0 and $141.0 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

  In the normal course of investing activities, CCC has committed approximately $51.0 million as of March 31, 2003 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

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

  The table below reflects the various group ratings issued by A.M. Best, S&P, Moody's and Fitch as of April 25, 2003 for the Property and Casualty and Life and Group Companies. The table also includes the ratings for CNA's senior debt and Continental senior debt.


                          Insurance Financial Strength Ratings
Debt Ratings
--------------------------------------------------------------------------------
----------------
                        Property and Casualty        Life & Group            CNA
Continental
--------------------------------------------------------------------------------
----------------
                           CCC         CIC
Senior      Senior
                          Group       Group       CAC/VFL       CNAGLA
Debt        Debt
--------------------------------------------------------------------------------
----------------

A.M. Best                  A             A           A             A
bbb        bbb-
Fitch                      A             A           AA-           A+
BBB        BBB
Moody's                    A3            A3          A2            NR
Baa2       Baa3
                                                 (Negative)*
S&P                        A-            A-          A             NR
BBB-       BBB-

NR = Not Rated

All rating outlooks on the above ratings are stable unless otherwise noted.
* Continental Assurance Corporation ("CAC") and Valley Forge Life Insurance Company ("VFL") are rated separately by Moody's and both have an A2 rating.

  During the fourth quarter of 2002, A.M. Best and Fitch affirmed the existing financial strength ratings of each of the insurance pools and the debt ratings of CNA, as noted in the above table.

  In February of 2003, S&P affirmed the ratings of the property and casualty pools, CCC and CIC, and downgraded the life pool, CAC, from A+ to A. S&P cited that the downgrade of the life operations was primarily because S&P wanted to bring the ratings on all the companies in the group closer together and because the companies' business profile has changed over the past two years.

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

  Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2003, CCC's earned surplus is in a positive position, thereby enabling CCC to pay approximately $1,210.0 million of dividend payments during 2003 that would not be subject to the Department's prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Lorillard

  Lorillard and other cigarette manufacturers continue to be confronted with substantial litigation and regulatory issues. Approximately 4,500 product liability cases are pending against cigarette manufacturers in the United States. Of these, approximately 1,100 cases are pending in a West Virginia court, and approximately 2,800 cases have been brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits served to date and is a defendant in most of the cases pending in West Virginia. Except for the impact of the State Settlement Agreements as described in Note 14 of the Notes to Consolidated Condensed Financial Statements included in
Item 1 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the consolidated condensed financial statements for any unfavorable outcome. It is possible that the Company's results of operations, cash flows and its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. Lorillard's cash payment under the State Settlement Agreements in the first quarter of 2003 was approximately $525.3 million. In 2003, Lorillard anticipates its total payments under the State Settlement Agreements to range from $750.0 to $800.0 million in accordance with the terms of those agreements.

  See Part II, Item 1 - Legal Proceedings and Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for additional information regarding this settlement and other litigation matters.

  In 1977, Lorillard sold substantially all of its cigarette trademarks outside of the United States and the international business associated with those brands. Lorillard received notice from Brown & Williamson Tobacco Corporation ("B&W"), a successor to the purchaser, that sought indemnity under certain provisions of the 1977 Agreement with respect to suits brought by various foreign jurisdictions, and certain cases brought in foreign countries by individuals concerning periods prior to June 1977 and during portions of 1978. In April of 2003, Lorillard entered into a settlement agreement with B&W and paid $28.0 million to B&W for a release of all indemnity obligations and the agreement by B&W and its affiliates to terminate all rights to use the Lorillard name within 18 months.

  Lorillard's marketable securities totaled $1,403.5 and $1,640.7 million at March 31, 2003 and December 31, 2002. At March 31, 2003, fixed maturity securities represented 93.2% of the total investment in marketable securities including 32.1% invested in Treasury Bills with an average duration of approximately 30 days and 58.8% invested in money market accounts.

  The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard's operating activities resulted in a net cash outflow of approximately $56.5 million for the three months ended March 31, 2003, compared to $84.2 million for the prior year. Lorillard believes based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Loews Hotels

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore

  At March 31, 2003, Diamond Offshore's cash and marketable securities totaled $691.1 million, down from $812.5 million at December 31, 2002. Cash provided by operating activities for the three months ended March 31, 2003 decreased by $86.4 million to $30.6 million, compared to $117.0 million in 2002. The decrease is primarily due to a decline in results of operations in 2003.

  During the first quarter of 2003, Diamond Offshore spent $39.9 million, including capitalized interest expense, for rig upgrades. These expenditures were primarily for the deepwater upgrade of the Ocean Rover ($24.1 million), which is expected to be completed in the third quarter of 2003, upgrades to six of Diamond Offshore's jack-ups ($15.8 million) of which three were completed in 2002 and three are expected to be completed during 2003. Diamond Offshore expects to spend approximately $125.0 million for rig upgrade capital expenditures during 2003 for the completion of the Ocean Rover upgrade ($80.0 million) and the three remaining jack-up upgrades ($45.0 million).

  During the three months ended March 31, 2003, Diamond Offshore spent $30.3 million in association with its ongoing rig equipment replacement and enhancement programs and to meet other corporate requirements. In addition Diamond Offshore spent $65.0 million ($63.5 million capitalized to rig equipment) for the purchase of the third-generation semisubmersible drilling rig, Omega, renamed the Ocean Patriot. Diamond Offshore has budgeted $110.0 million in 2003 for capital expenditures associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements.

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

Bulova

  For the three months ended March 31, 2003, net cash provided by operations was $1.8 million as compared to $18.5 million in 2002. The decrease in net cash flow in 2003, as compared to the corresponding period of the prior year, is attributable to an increase in accounts receivable reflecting higher sales for the first quarter, a related increase in inventory to meet the increased sales levels, and cash expended on accounts payable and accrued expenses, partially offset by the increase in net income. Bulova's inventory purchases increased for the three months ended March 31, 2003 to meet increased demand, principally from larger retailers, to replenish low inventory levels following a cautious selling season in 2002. Bulova's cash and cash equivalents, and short-term investments amounted to $11.8 million at March 31, 2003, compared to $10.1 million at December 31, 2002.

  Bulova has no material commitments for capital expenditures as of March 31, 2003.

  Bulova and the Company have a credit agreement, which provides, under terms and conditions set forth therein, for unsecured loans to Bulova by the Company from time to time, in principal amounts aggregating up to $50.0 million. Bulova has not utilized this credit agreement since 1995 and there are no amounts outstanding. Bulova may require working capital advances under this credit agreement to fund its capital expenditures and working capital requirements associated with product line extensions and international expansion efforts.

Majestic Shipping

  As previously reported in the Company's 2002 Annual Report on Form 10-K, subsidiaries of Hellespont acquired four new supertankers for approximately $370.8 million. Hellespont issued to Majestic a $57.5 million promissory note. The ships were financed by bank debt of up to $200.0 million, guaranteed by

Hellespont. As of March 31, 2003, $150.0 million principal amount of this debt was outstanding. The Company has agreed to provide credit support for this bank debt by making available to the borrowers an operating cash flow credit facility of up to an aggregate amount of $25.0 million, none of which is outstanding.

Parent Company

  On April 25, 2003, the Company filed a shelf Registration Statement on Form S-3 to sell up to $1.5 billion of debt and/or equity securities, which was declared effective by the Securities and Exchange Commission on May 6, 2003.

  On April 11, 2003, the Company entered into an agreement to purchase Texas Gas Transmission Corporation ("Texas Gas") from The Williams Companies, Inc. The transaction value is $1.045 billion, which includes $795.0 million in cash to be paid to the seller and $250.0 million of outstanding debt at Texas Gas. The closing of the transaction, which is expected to occur in the second quarter of 2003, is subject to normal and customary conditions. Immediately following the acquisition of Texas Gas, the Company intends to issue additional debt through its subsidiaries.

  As of March 31, 2003, there were 185,447,050 shares of Loews common stock outstanding. Depending on market conditions, the Company from time to time may purchase shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

  The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth.

Investments:
-----------

Insurance

  The significant components of CNA's investment income are presented in the following table:

Three Months Ended March 31                                   2003       2002
------------------------------------------------------------------------------
(In millions)

Fixed maturity securities                                  $420.1      $447.2
Short term investments                                       20.2        15.6
Limited partnerships                                         23.3         6.8
Equity securities                                             4.5         7.3
Interest on funds withheld and other deposits               (46.7)      (58.1)
Other                                                        25.3        21.2
------------------------------------------------------------------------------
Gross investment income                                     446.7       440.0
Investment expense                                          (14.5)      (14.1)
------------------------------------------------------------------------------
Net investment income                                      $432.2      $425.9
==============================================================================

  CNA experienced higher net investment income for the three months ended March 31, 2003 as compared with the same period in 2002. The increase was due primarily to increased limited partnership income and lower interest costs on funds withheld and other deposits, partially offset by lower investment yields on fixed income securities. See the Reinsurance section previously discussed for additional information regarding interest costs on funds withheld and other deposits, which is included in net investment income.

  The bond segment of the investment portfolio yielded 5.5% and 6.0% for the first quarter of 2003 and 2002.

  The components of net realized investment (losses) gains are presented in the following table:

Three Months Ended March 31                                   2003       2002
------------------------------------------------------------------------------
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
  U.S. Government bonds                                    $  38.1     $  5.1
  Corporate and other taxable bonds                         (118.2)       8.6
  Tax-exempt bonds                                            19.4        1.8
  Asset-backed bonds                                          17.9        9.5
  Redeemable preferred stock                                  (5.1)     (14.1)
------------------------------------------------------------------------------
Total fixed maturity securities                              (47.9)      10.9
Equity securities                                                         7.2
Derivative securities                                        (22.2)     (21.2)
Other invested assets                                         (9.0)       4.1
Allocated to participating policyholders'
  and minority interest                                        3.0
------------------------------------------------------------------------------
Total investment (losses) gains                              (76.1)       1.0
Income tax benefit                                            27.3        1.4
Minority Interest                                              4.9       (0.2)
------------------------------------------------------------------------------
Net realized investment (losses) gains                     $ (43.9)    $  2.2
==============================================================================

  Net realized investment gains (losses) decreased $46.1 million after-tax for the three months ended March 31, 2003 as compared with the same period in 2002. This change was due primarily to impairment losses related to the investment portfolio of $149.4 million after tax for the three months ended March 31, 2003 across certain market sectors, including the airline, healthcare and energy industries. Impairment losses related to the investment portfolio of $10.8 million after tax were recorded for the three months ended March 31, 2002 primarily due to the credit deterioration of a specific equity holding. The increase in impairment losses was partially offset by increased net gains on sales of fixed maturity securities.

  A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities for credit or tax considerations. This activity will produce realized gains and losses.

  CNA classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value are reported as a component of other comprehensive income.

  The following table provides further detail of gross realized gains and gross realized losses on fixed maturity securities and equity securities:

Three Months Ended March 31                                   2003       2002
------------------------------------------------------------------------------
(In millions)

Net realized gains (losses) on fixed
 maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains                                       $ 285.0     $140.0
Gross realized losses                                        333.0      129.0
------------------------------------------------------------------------------
Net realized (losses) gains on fixed
  maturity securities                                        (48.0)      11.0
------------------------------------------------------------------------------
Equity securities:
Gross realized gains                                          12.0       59.0
Gross realized losses                                         12.0       52.0
------------------------------------------------------------------------------
Net realized gains on equity securities                                   7.0
------------------------------------------------------------------------------
Net realized (losses) gains on fixed
 maturity and equity securities                            $ (48.0)    $ 18.0
==============================================================================

  The following table provides details of the largest realized losses from sales of securities aggregated by issuer for the three months ended March 31, 2003, including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also footnoted is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

                                                                   Fair
Months in
                                                                  Value at
Unrealized
                                                                  Date of
Loss     Loss Prior
Issuer Description and Discussion                                  Sale     On
Sale     To Sale
--------------------------------------------------------------------------------
----------------
(In millions)

A food retailer of supermarkets and discount
  stores in the U.S. and Europe. Also supplies
  food to institutional foodservice companies (a)                $ 34.0
$12.0        0-6

A company which manufactures rubber and rubber-related
Various,
  chemicals. They also manufacture and distribute tires (b)        21.0
9.0       0-24

A company which provides and operates a network of in-
  patient and outpatient surgery and rehabilitation
Various,
  facilities (c)                                                   12.0
6.0       0-12

A company which provides wholesale financing and capital
  loans to auto retail dealerships and vehicle leasing
Various,
  companies (d)                                                    70.0
6.0       0-12
--------------------------------------------------------------------------------
----------------
                                                                 $137.0
$33.0
================================================================================
================

(a) The issuer is under investigation for accounting fraud. Losses relate to trades that took place to reduce issuer exposure.
(b) These losses relate to trades that took place to reduce issuer exposure. Remaining holdings have been impaired in the first quarter of 2003.
(c) The issuer is under investigation for accounting fraud and various security issues relating to management. These losses relate to trades that took place to reduce issuer exposure. Remaining holdings have been impaired in the first quarter of 2003.
(d) The issuer's financial condition is in good standing and is investment grade quality. A decision was made to reduce the portfolio's overall exposure to this issuer.

  Invested assets are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on the Company's results of operations or equity.

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

  The decision to impair a security incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the market value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors. The Impairment Committee's decision to impair a security is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all of the factors considered above. For securities that are impaired, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Condensed Statements of Income.

  Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying consolidated condensed financial statements. Accordingly, changes in fair value for these securities are reported as a component of accumulated other comprehensive income.

  The following table details the carrying value of CNA's general account investment portfolios:

                                                          March 31, 2003
December 31, 2002
--------------------------------------------------------------------------------
----------------
(In millions)

General account investments:
Fixed maturity securities:
U.S. Treasury securities and obligations of
  government agencies                                  $ 1,200.0     3.4%     $
1,376.0     3.9%
Asset-backed securities                                  9,278.0    26.3
8,208.0    23.2
States, municipalities and political subdivisions
  - tax-exempt                                           5,842.0    16.6
5,074.0    14.4
Corporate securities                                     7,300.0    20.7
7,591.0    21.5
Other debt securities                                    4,050.0    11.5
3,827.0    10.8
Redeemable preferred stock                                 157.0     0.5
69.0     0.2
Options embedded in convertible debt securities            144.0     0.4
130.0     0.4
--------------------------------------------------------------------------------
----------------
Total fixed maturity securities                         27,971.0    79.4
26,275.0    74.4
--------------------------------------------------------------------------------
----------------

Equity securities:
Common stock                                               427.0     1.2
461.0     1.3
Non-redeemable preferred stock                             126.0     0.4
205.0     0.6
--------------------------------------------------------------------------------
----------------
Total equity securities                                    553.0     1.6
666.0     1.9
--------------------------------------------------------------------------------
----------------

Short-term investments                                   5,354.0    15.7
7,008.0    19.9
Limited partnerships                                     1,069.0     3.0
1,060.0     3.0
Other investments                                          266.0     0.3
284.0     0.8
--------------------------------------------------------------------------------
----------------
Total general account investments                      $35,213.0   100.0%
$35,293.0   100.0%
================================================================================
================

  CNA's general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

  Investments in the general account had a total net unrealized gain of $1,212.0 million at March 31, 2003 compared with $887.0 million at December 31, 2002. The net unrealized position at March 31, 2003 was composed of a net unrealized gain of $1,104.0 million for fixed maturities, a net unrealized gain of $111.0 million for equity securities and a net unrealized loss of $3.0 million for short-term securities. The net unrealized position at December 31, 2002 was composed of a net unrealized gain of $742.0 million for fixed maturities, a net unrealized gain of $147.0 million for equity securities and a net unrealized loss of $2.0 million for short-term securities.

  Unrealized gains (losses) on fixed maturity and equity securities are presented in the following tables:

                                                  Cost or        Gross
Gross        Net
                                                 Amortized    Unrealized
Unrealized  Unrealized
March 31, 2003                                      Cost         Gains
Losses      Gain
--------------------------------------------------------------------------------
----------------
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of
  government agencies                               $ 1,092.0    $  112.0    $
4.0    $  108.0
Asset-backed securities                               8,987.0       294.0
3.0       291.0
States, municipalities and political subdivisions
  -tax-exempt                                         5,736.0       154.0
48.0       106.0
Corporate securities                                  6,969.0       487.0
156.0       331.0
Other debt securities                                 3,782.0       349.0
81.0       268.0
Redeemable preferred stock                              157.0         8.0
8.0
Options embedded in convertible debt securities         144.0
--------------------------------------------------------------------------------
----------------
Total fixed maturity securities                      26,867.0     1,404.0
300.0     1,104.0
--------------------------------------------------------------------------------
----------------

Equity securities:
Common stock                                            325.0       121.0
19.0       102.0
Non-redeemable preferred stock                          117.0        10.0
1.0         9.0
--------------------------------------------------------------------------------
----------------
Total equity securities                                 442.0       131.0
20.0       111.0
--------------------------------------------------------------------------------
----------------
Total fixed maturity and equity securities          $27,309.0    $1,535.0
$320.0    $1,215.0
================================================================================
================

                                                  Cost or        Gross
Gross        Net
                                                 Amortized    Unrealized
Unrealized  Unrealized
March 31, 2002                                      Cost         Gains
Losses  Gain (Loss)
--------------------------------------------------------------------------------
----------------
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of
  government agencies                               $ 1,266.0    $  114.0    $
4.0    $  110.0
Asset-backed securities                               7,888.0       336.0
16.0       320.0
States, municipalities and political subdivisions
  - tax-exempt                                        4,966.0       151.0
43.0       108.0
Corporate securities                                  7,439.0       487.0
335.0       152.0
Other debt securities                                 3,780.0       284.0
237.0        47.0
Redeemable preferred stock                               64.0         5.0
5.0
Options embedded in convertible debt securities         130.0
--------------------------------------------------------------------------------
----------------
Total fixed maturity securities                      25,533.0     1,377.0
635.0       742.0
--------------------------------------------------------------------------------
----------------

Equity securities:
Common stock                                            310.0       166.0
15.0       151.0
Non-redeemable preferred stock                          209.0         3.0
7.0        (4.0)
--------------------------------------------------------------------------------
----------------
Total equity securities                                 519.0       169.0
22.0       147.0
--------------------------------------------------------------------------------
----------------
Total fixed maturity and equity securities          $26,052.0    $1,546.0
$657.0    $  889.0
================================================================================
================

  CNA's investment policies for the general account emphasizes high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  At March 31, 2003, the carrying value of the general account fixed maturities was $27,971.0 million, representing 79.0% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $1,104.0 million, comprising gross unrealized gains of $1,404.0 million and gross unrealized losses of $300.0 million. Corporate bonds represented 52.0%, municipal securities represented 16.0%, other debt securities, which includes public utility and foreign government bonds, represented 27.0% and other fixed maturity securities represented 5.0% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were consumer - cyclical, utilities, and financial, which represented 16.0%, 14.0%, and 14.0% of gross unrealized losses. Gross unrealized losses in any single issuer did not exceed 0.1% of the carrying value of the total general account fixed maturity portfolio.

  If the deterioration in these industry sectors continues in future periods and CNA continues to hold these securities CNA is likely to have additional impairments in the future.

  The following table provides the composition of fixed maturity securities with an unrealized loss in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities:

                                                        Percent of  Percent of
                                                          Market    Unrealized
March 31, 2003                                             Value        Loss
------------------------------------------------------------------------------

Due in one year or less                                     2.4%          2.3%
Due after one year through five years                      17.7          20.3
Due after five years through ten years                     23.6          26.7
Due after ten years                                        44.1          49.3
Asset-backed securities                                    12.2           1.4
------------------------------------------------------------------------------
Total                                                     100.0%        100.0%
==============================================================================

  The following tables summarize for fixed maturity and equity securities in an unrealized loss position at March 31, 2003 and December 31, 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

                                                    March 31, 2003
December 31, 2002
--------------------------------------------------------------------------------
----------------
                                                                 Gross
Gross
                                                 Estimated    Unrealized
Estimated  Unrealized
                                                 Fair Value      Gains     Fair
Value    Loss
--------------------------------------------------------------------------------
----------------
(In millions)

Fixed maturity securities:
  Investment grade:
    0-6 months                                      $2,288.0     $ 46.0
$2,632.0   $ 100.0
    7-12 months                                        287.0       32.0
361.0      30.0
    13-24 months                                       103.0        9.0
163.0      21.0
    Greater than 24 months                              95.0       13.0
172.0      20.0
--------------------------------------------------------------------------------
----------------
  Total investment grade                             2,773.0      100.0
3,328.0     171.0
--------------------------------------------------------------------------------
----------------

  Non-investment grade:
    0-6 months                                         338.0       33.0
892.0     119.0
    7-12 months                                        621.0       60.0
473.0     115.0
    13-24 months                                       416.0       81.0
458.0     157.0
    Greater than 24 months                             150.0       26.0
169.0      73.0
--------------------------------------------------------------------------------
----------------
  Total non-investment grade                         1,525.0      200.0
1,992.0     464.0
--------------------------------------------------------------------------------
----------------
Total fixed maturity securities                      4,298.0      300.0
5,320.0     635.0
--------------------------------------------------------------------------------
----------------

Equity securities:
  0-6 months                                            43.0        9.0
119.0      13.0
  7-12 months                                           25.0        6.0
79.0       9.0
  13-24 months                                          28.0        4.0
4.0
  Greater than 24 months                                 9.0        1.0
4.0
--------------------------------------------------------------------------------
----------------
Total equity securities                                105.0       20.0
206.0      22.0
--------------------------------------------------------------------------------
----------------
Total fixed maturity and equity securities          $4,403.0     $320.0
$5,526.0   $ 657.0
================================================================================
================

  CNA's non-investment grade fixed maturity securities held as of March 31, 2003 that were in a gross unrealized loss position had a fair value of $1,525.0 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA's Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following table summarizes the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of March 31, 2003 and December 31, 2002.

                                        Fair Value as a Percentage of Book Value
Gross
                            Estimated   ----------------------------------------
-     Unrealized
March 31, 2003              Fair Value     90-99%     80-89%     70-79%     <70%
Loss
--------------------------------------------------------------------------------
----------------
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months                   $  338.0      $ 8.0      $ 6.0      $ 8.0
$11.0        $ 33.0
7-12 months                     621.0       14.0       23.0       23.0
60.0
13-24 months                    416.0        8.0       17.0       12.0
44.0          81.0
Greater than 24 months          150.0        4.0        5.0        5.0
12.0          26.0
--------------------------------------------------------------------------------
----------------
Total non-investment grade   $1,525.0      $34.0      $51.0      $48.0
$67.0        $200.0
================================================================================
================

                                        Fair Value as a Percentage of Book Value
Gross
                            Estimated   ----------------------------------------
-     Unrealized
March 31, 2002              Fair Value     90-99%     80-89%     70-79%     <70%
Loss
--------------------------------------------------------------------------------
----------------
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months                   $  892.0      $30.0      $28.0      $ 28.0     $
33.0       $119.0
7-12 months                     473.0        9.0       12.0        24.0
70.0        115.0
13-24 months                    458.0        5.0       12.0        50.0
90.0        157.0
Greater than 24 months          169.0        2.0        6.0        15.0
50.0         73.0
--------------------------------------------------------------------------------
----------------
Total non-investment grade   $1,992.0      $46.0      $58.0      $117.0
$243.0       $464.0
================================================================================
================

  The non-investment grade securities that were in an unrealized loss severity of less than 70.0% for longer than six months as of March 31, 2003 primarily consisted of a municipal security representing 55.0% of the gross unrealized loss and corporate bonds in the communications, utilities, and transportation sectors representing 16.0%, 12.0%, and 12.0% of the gross unrealized loss. The non-investment grade securities that were in an unrealized loss severity of less than 70.0% for greater than 24 months as of March 31, 2003 primarily consisted of a security in the communications sector representing 75.0% of the unrealized loss. Unrealized losses in the communication sector are predominately attributable to a European leader in telecommunication services.

The unrealized losses on securities held in the transportation sector are primarily comprised of debt issued from a major domestic airline.

  As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of these non-investment grade securities and determined that no further impairments were necessary at March 31, 2003. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers' ability to meet current and future interest and principal payments, an evaluation of the issuers' financial condition and near term prospects, CNA's sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the market value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

  CNA's equity securities held as of March 31, 2003 that were in a gross unrealized loss position had a fair value of $105.0 million. CNA's Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, the Company expects to recover the book value of its investment through a recovery in the market value of the security.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 88.4% and 89.4% of which were rated as investment grade at March 31, 2003 and December 31, 2002. The following table summarizes the ratings of CNA's general account bond portfolio at carrying value.

                                                          March 31, 2003
December 31, 2002
--------------------------------------------------------------------------------
----------------
(In millions)

U.S. Government and affiliated agency
  securities                                           $ 1,612.0     5.8%     $
1,908.0     7.3%
Other AAA rated                                         12,900.0    46.4
10,856.0    41.4
AA and A rated                                           5,181.0    18.6
5,730.0    21.9
BBB rated                                                4,898.0    17.6
4,930.0    18.8
Below investment-grade                                   3,223.0    11.6
2,782.0    10.6
--------------------------------------------------------------------------------
----------------
Total                                                  $27,814.0   100.0%
$26,206.0   100.0%
================================================================================
================

  At March 31, 2003 and December 31, 2002, approximately 97.0% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor's ("S&P") or Moody's Investors Service ("Moody's"). The remaining bonds were rated by other rating agencies or CNA's management.

  Non investment-grade bonds, as presented in the table above, are high-yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in the opinion of management, are below investment-grade.

High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

  The carrying value of private placement securities at March 31, 2003 was $265.0 million which represents 0.8% of CNA's total investment portfolio. These securities were in a net unrealized gain position of $7.0 million at March 31, 2003. Of the non-traded securities, 71.0% are priced by unrelated third party sources.

  The carrying value of non-traded securities at December 31, 2002 was $237.0 million which represents 0.7% of CNA's total investment portfolio. These securities were in a net unrealized loss position of $0.4 million at December 31, 2002. Of the non-traded securities, 78.0% are priced by unrelated third party sources.

  Included in CNA's general account fixed maturity securities at March 31, 2003 are $9,278.0 million of asset-backed securities, at fair value, consisting of approximately 59.0% in collateralized mortgage obligations ("CMOs"), 10.0% in corporate asset-backed obligations, 5.0% in U.S. Government agency issued pass-through certificates and 26.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

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

  The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

                                                       March 31   December 31
                                                           2003          2002
------------------------------------------------------------------------------
(In millions)

Commercial paper                                      $ 1,859.0     $ 1,141.0
U.S. Treasury securities                                1,694.0       2,756.0
Money market funds                                        993.0       2,161.0
Other                                                     808.0         950.0
------------------------------------------------------------------------------
Total short-term investments                          $ 5,354.0     $ 7,008.0
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

  Most derivatives in separate accounts are held for hedging purposes. CNA uses these derivatives to mitigate market risk by purchasing S&P 500 index futures in a notional amount equal to the contract liability relating to Group Operations' Index 500 guaranteed investment contract product.

Accounting Standards

  In January of 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and for variable interest entities created before February 1, 2003, no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company is currently evaluating the impact FIN 46 may have on its consolidated condensed financial statements.

  In April of 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently in the process of evaluating the impact SFAS No. 149 may have on its consolidated condensed financial statements.

Forward-Looking Statements

  Certain statements made or incorporated by reference in this Report constitute "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to:

.. statements regarding CNA's insurance business relating to asbestos, pollution and mass tort claims, expected cost savings and other results from restructuring activities;

.. statements regarding insurance reserves and statements regarding planned disposition of certain businesses;

.. statements regarding planned dispositions and acquisitions of certain businesses

.. statements regarding litigation and developments affecting Lorillard's tobacco business including, among other things, statements regarding claims, litigation and settlements, and statements regarding regulation of the tobacco industry;

.. statements regarding Diamond Offshore's business including, without limitation, statements with respect to expenditures for rig conversion and upgrade, oil and gas price levels, and exploration and production activity.

  These statements inherently are subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

..  the impact of competitive products, policies and pricing;

.. product and policy availability and demand and market responses, including the effect of the absence of applicable terrorism legislation on coverages;

..  development of claims and the effect on loss reserves with respect to CNA;

.. exposure to liabilities due to claims made by insured and others relating to asbestos remediation and health-based asbestos impairments, and exposure to liabilities for environmental pollution and mass tort claims;

.. a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust is not established or is not approved through federal legislation, or, if established and approved, contains funding requirements in excess of CNA's established loss reserve or carried loss reserve;

.. the sufficiency of CNA's loss reserves and the possibility of future increases in reserves;

..  the performance of reinsurance companies under reinsurance contracts;

.. limitations upon CNA's ability to receive dividends from its insurance subsidiaries imposed by state regulatory agencies;

.. regulatory limitations and restrictions upon CNA and its insurance subsidiaries generally;

.. the possibility of downgrades in CNA's ratings (or the ratings of our other subsidiaries) by ratings agencies and changes in rating agency policies and practices;

.. the effects of corporate bankruptcies and/or accounting restatements (such as Enron and WorldCom) on the financial markets, and the resulting decline in value of securities held by us which may result in additional charges for impairment;

.. the effects of corporate bankruptcies and/or accounting restatements on the markets for directors and officers and errors and omissions coverages;

..  general economic and business conditions;

.. changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments;

..  changes in domestic and foreign political, social and economic conditions;

.. the economic effects of the September 11, 2001 terrorist attacks, other terrorist attacks and the war in Iraq;

.. the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

..  the results of financing efforts; and

..  the actual closing of contemplated transactions and agreements.

  The tobacco industry, and Lorillard in particular, continues to be subject to the following risks and uncertainties, among others:

.. health concerns, claims and regulations relating to the use of tobacco products and exposure to environmental tobacco smoke;

..  legislation, including actual and potential excise tax increases;

.. increasing marketing and regulatory restrictions, governmental regulation and privately imposed smoking restrictions,

.. litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the general understandings of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing; and

.. the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates.

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

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at March 31, 2003 and December 31, 2002, with all other variables held constant.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on March 31, 2003 and December 31, 2002 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

  The Company's long-term debt, as of March 31, 2003 and December 31, 2002 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $370.2 and $374.6 million, respectively. A 100 basis point decrease would result in an increase in market value of $435.3 and $440.1 million, respectively.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at March 31, 2003 and December 31, 2002, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at March 31, 2003 and December 31, 2002.



  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure

                                        Fair Value Asset (Liability)
Market Risk
--------------------------------------------------------------------------------
----------------
                                          March 31     December 31      March 31
December 31
                                              2003            2002          2003
2002
--------------------------------------------------------------------------------
----------------
(Amounts in millions)

Equity markets (1)
  Equity securities                       $  489.5     $ 430.7          $(122.0)
$  (108.0)
  Option - purchased                          23.9        23.7             21.0
3.0
         - written                           (15.5)      (19.2)           (38.0)
2.0
  Short sales                               (166.2)     (200.7)            42.0
50.0
  Separate accounts - Equity
    securities (a)                                         6.3
(2.0)
                    - Other invested
                      assets                 339.0       326.5             (6.0)
(5.0)
Interest rate (2):
  Interest rate swaps                        (11.9)       (7.1)          (100.0)
(31.0)
  Separate accounts
     Fixed maturities                        235.5       145.4              4.0
3.0
     Short-term investments                  235.7       166.6
Commodities:
  Gold (3):
      options - purchased                      1.1         0.6             15.0
14.0
              - written                       (1.2)       (0.7)           (25.0)
(20.0)
--------------------------------------------------------------------------------
----------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% (2) a decrease in interest rates of


       100 basis points and (3) a decrease in gold prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a) In addition, the Separate accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(182.0) and $(151.0) at March 31, 2003 and December 31, 2002. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.



Category of risk exposure:

                                        Fair Value Asset (Liability)
Market Risk
--------------------------------------------------------------------------------
----------------
                                          March 31     December 31      March 31
December 31
                                              2003            2002          2003
2002
--------------------------------------------------------------------------------
----------------
(Amounts in millions)

Equity markets (1)
  Equity securities
    General accounts (a)                  $   552.7    $   666.1        $
(138.0)  $   (166.0)
      Separate accounts                       107.2        112.0
(27.0)       (28.0)
  Other invested assets                     1,204.3      1,157.6
(144.0)      (133.0)
  Separate accounts - Other invested
    assets                                    363.2        387.3
(90.0)       (97.0)
Interest rate (2):
  Fixed maturities (a) (b)                 28,656.3     27,433.7
(1,578.0)    (1,650.0)
  Short-term investments (a)                8,870.1     10,161.7
(5.0)        (6.0)
  Other assets                                263.8        263.0
  Other derivative securities                  (5.9)        18.0
(51.0)       (47.0)

  Separate accounts (a):
     Fixed maturities                       1,848.2      1,868.1
(99.0)       (96.0)
     Short-term investments                    93.9        109.5
  Long-term debt                           (5,513.0)    (5,558.0)
--------------------------------------------------------------------------------
----------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a) Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(130.0) and $(148.0) at March 31, 2003 and December 31, 2002.

(b) Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(120.0) and $(24.0) at March 31, 2003 and December 31, 2002.

Item 4.  Control and Procedures

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

                              PART II.OTHER INFORMATION

Item 1.  Legal Proceedings

  1.  Insurance Related. Information with respect to insurance related legal
      -----------------
proceedings is incorporated by reference to Note 14 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2.  Tobacco Related. Information with respect to tobacco related legal

      ---------------
proceedings is incorporated by reference to Item 3, Legal Proceedings, and
Exhibit 99.01, Tobacco Pending Litigation, of the Company's Report on Form 10-K for the year ended December 31, 2002. Additional developments in relation to the foregoing are described below and incorporated by reference to Note 14 of the Notes to Consolidated Condensed Financial Statements in Part I.

CLASS ACTIONS

  In the case of Perry v. The American Tobacco Co., Inc., et al. (U.S. District Court, Eastern District, Tennessee, filed September 30, 1996), the U.S. Court of Appeals for the Sixth Circuit entered an order during 2003 that affirmed the order dismissing the case. As of May 1, 2003, the deadline for plaintiffs to seek further appellate review had not expired.

The following Class Actions have been filed:

  The case of Jose Martinez v. Philip Morris Incorporated, et al. (U.S. District Court, Utah, filed January 7, 2003).

  The case of Charlene Brown v. Philip Morris Incorporated, et al. (U.S. District Court, Massachusetts, filed January 10, 2003).

REIMBURSEMENT CASES

Reimbursement Cases by Hospitals or Hospital Districts -

  In the case of A.O. Fox Memorial Hospital v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, Nassau County, New York, filed April 17,
2000), plaintiffs are attempting to notice an appeal to the New York Court of Appeals from the rulings that dismissed the case in favor of the defendants.

As of May 1, 2003, the Court of Appeals had not ruled whether it would review plaintiffs' application.

  In the case of Jefferson County (Alabama) v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Alabama, filed October 10, 2002), the court has granted from the bench defendants' motion to dismiss the case.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits -

Description of Exhibit                                                 Number
----------------------                                                 ------

By-Laws of the Registrant as amended through May 14, 2002,
incorporated herein by reference to Exhibit 3 to Registrant's
Report on Form 10-Q for the quarter ended June 30, 2002                     3

Certification dated May 9, 2003, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted
by Section 906 of the Sarbanes-Oxley Act of 2002)                        99.1

Certification dated May 9, 2003, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002)                           99.2

Tobacco Pending Litigation, incorporated herein by reference to Exhibit 99.01 to Registrant's Report on Form 10-K for the
year ended December 31, 2002                                             99.3

(b) Current reports on Form 8-K - On March 19, 2003, Registrant filed a report on Form 8-K revising its previously reported fourth quarter and year-end 2002 results.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LOEWS CORPORATION
                                               -------------------------------
                                               (Registrant)




Dated:  May 9, 2003                       By:  /s/ Peter W. Keegan
                                               -------------------------------
                                               PETER W. KEEGAN
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Duly authorized officer
                                               and principal financial
                                               officer)

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



Dated:  May 9, 2003                       By   /s/ James S. Tisch
                                               -------------------------------
                                               JAMES S. TISCH
                                               President and
                                               Chief Executive Officer

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




Dated:  May 9, 2003                       By   /s/ Peter W. Keegan
                                               -------------------------------
                                               PETER W. KEEGAN
                                               Senior Vice President and
                                               Chief Financial Officer

