Form 10-Q
period 2003-06-30
LOEWS CORP
filed 2003-08-08
CIK 60086

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

For the quarterly period ended June 30, 2003

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

                 Yes   X                      No
                     ------                      ------

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                Yes    X                      No
                    ------                       ------

             Class                               Outstanding at August 1, 2003
------------------------------                   -----------------------------
Common stock, $1.00 par value                         185,447,050 shares
Carolina Group stock, $0.01 par value                  39,910,000 shares
==============================================================================

                                   INDEX


                                                                         Page
Part I. Financial Information                                             No.
                                                                         -----

  Item 1. Financial Statements

   Consolidated Condensed Balance Sheets
    June 30, 2003 and December 31, 2002                                     3

   Consolidated Condensed Statements of Income
    Three and Six months ended June 30, 2003 and 2002                       4

   Consolidated Condensed Statements of Cash Flows
    Six months ended June 30, 2003 and 2002                                 6

   Notes to Consolidated Condensed Financial Statements                     8

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        64

  Item 3. Quantitative and Qualitative Disclosures about Market Risk      126

  Item 4. Disclosure Controls and Procedures                              130

Part II. Other Information

  Item 1. Legal Proceedings                                               130

  Item 4. Submission of Matters to a Vote of Security Holders             132

  Item 6. Exhibits and Reports on Form 8-K                                134

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------------------------
(In millions)
                                                                          June 30,  December 31,
                                                                             2003          2002
------------------------------------------------------------------------------------------------
Assets

Investments:
  Fixed maturities, amortized cost of $29,535.3 and $26,688.8            $31,326.0     $27,433.7
  Equity securities, cost of $743.8 and $1,002.8                             975.4       1,120.5
  Other investments                                                        1,522.2       1,420.8
  Short-term investments                                                   9,192.5      10,161.7
------------------------------------------------------------------------------------------------
   Total investments                                                      43,016.1      40,136.7
Cash                                                                         187.7         185.4
Receivables-net                                                           17,740.6      16,601.0
Property, plant and equipment-net                                          3,896.2       3,138.2
Deferred income taxes                                                        139.3         627.2
Goodwill                                                                     446.7         177.8
Other assets                                                               4,224.3       3,999.2
Deferred acquisition costs of insurance subsidiaries                       2,620.2       2,551.4
Separate account business                                                  3,428.9       3,102.7
------------------------------------------------------------------------------------------------
   Total assets                                                          $75,700.0     $70,519.6
================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves:
  Claim and claim adjustment expense                                     $27,943.9     $27,369.9
  Future policy benefits                                                   7,759.2       7,408.9
  Unearned premiums                                                        5,198.3       4,820.0
  Policyholders' funds                                                       550.2         580.1
------------------------------------------------------------------------------------------------
   Total insurance reserves                                               41,451.6      40,178.9
Payable for securities purchased                                           2,118.1         799.1
Securities sold under agreements to repurchase                             1,389.9         552.4
Long-term debt, less unamortized discount                                  6,076.4       5,651.9
Reinsurance balances payable                                               2,840.1       2,763.3
Other liabilities                                                          4,206.4       4,340.8
Separate account business                                                  3,428.9       3,102.7
------------------------------------------------------------------------------------------------
   Total liabilities                                                      61,511.4      57,389.1
Minority interest                                                          1,956.2       1,895.3
Shareholders' equity                                                      12,232.4      11,235.2
------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                             $75,700.0     $70,519.6
================================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------
 (In millions)
                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ------------------------- -------------------------
                                                2003            2002       2003            2002
                                             ---------------------------------------------------
                                                           (Restated)                 (Restated)
Revenues:
  Insurance premiums                          $ 2,195.6    $  2,825.3    $ 4,575.8   $  5,661.5
  Investment income, net of expense               445.2         539.9        901.8      1,002.9
  Investment gains (losses)                       419.3        (195.0)       323.7       (171.5)
  Manufactured products (including excise
   taxes of $163.4, $176.1, $320.3 and $356.5)    814.3       1,068.0      1,698.3      2,072.8
  Other                                           375.9         413.3        699.9        878.1
-----------------------------------------------------------------------------------------------
   Total                                       4,250.3       4,651.5      8,199.5      9,443.8
-----------------------------------------------------------------------------------------------

Expenses:
  Insurance claims and policyholders'
   benefits                                    2,066.9       2,382.2      3,936.7      4,692.3
  Amortization of deferred acquisition
   costs                                         481.0         461.4        939.2        901.5
  Cost of manufactured products sold             475.7         600.5        956.9      1,208.2
  Other operating expenses                       848.6         793.5      1,633.0      1,668.8
  Interest                                        75.7          78.2        149.4        154.7
-----------------------------------------------------------------------------------------------
   Total                                       3,947.9       4,315.8      7,615.2      8,625.5
-----------------------------------------------------------------------------------------------
                                                 302.4         335.7        584.3        818.3
-----------------------------------------------------------------------------------------------
  Income tax expense                              87.9         122.6        180.8        293.8
  Minority interest                               (0.3)         14.3         (1.3)        42.3
-----------------------------------------------------------------------------------------------
   Total                                          87.6         136.9        179.5        336.1
-----------------------------------------------------------------------------------------------
Income from continuing operations                214.8         198.8        404.8        482.2
Discontinued operations-net                                                              (31.0)
Cumulative effect of change in
 accounting principle-net                                                                (39.6)
-----------------------------------------------------------------------------------------------
   Net income                                $   214.8     $   198.8    $   404.8    $   411.6
===============================================================================================

Net income attributable to:
  Loews common stock:
    Income from continuing operations        $   189.8     $   157.4    $   351.2    $   422.8
    Discontinued operations-net                                                          (31.0)
    Cumulative effect of change in
     accounting principle-net                                                            (39.6)
-----------------------------------------------------------------------------------------------
  Loews common stock                             189.8         157.4        351.2        352.2
  Carolina Group stock                            25.0          41.4         53.6         59.4
----------------------------------------------------------------------------------------------
   Total                                     $   214.8     $   198.8    $   404.8    $   411.6
==============================================================================================

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Continued)
------------------------------------------------------------------------------------------------
(In millions, except per share data)

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ------------------------  -------------------------
                                                2003            2002       2003            2002
                                             ---------------------------------------------------
                                                           (Restated)                 (Restated)
Income per share of Loews common stock:
  Income from continuing operations           $    1.02     $    0.84    $    1.89    $    2.23
  Discontinued operations-net                                                             (0.16)
  Cumulative effect of change in
   accounting principle-net                                                               (0.21)
------------------------------------------------------------------------------------------------
    Net income                                $    1.02     $    0.84    $    1.89    $    1.86
================================================================================================
Net income per share of Carolina Group stock  $    0.63     $    1.03    $    1.34    $    1.48
================================================================================================

Weighted average number of shares
 outstanding:
  Loews common stock                             185.45        188.19       185.45       189.63
  Carolina Group stock                            39.91         40.25        39.91        40.25

See accompanying Notes to Consolidated Condensed Financial Statements.


Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------
(In millions)

                                                                            Six Months Ended
                                                                                June 30,
                                                                       -------------------------
                                                                           2003            2002
                                                                       -------------------------
                                                                                       Restated
Operating Activities:
Net income                                                               $   404.8   $    411.6
Adjustments to reconcile net income to net cash used in
 operating activities-net                                                   (189.1)       206.8
Loss on disposal of discontinued operations                                                33.5
Cumulative effect of change in accounting principle-net                                    39.6
Changes in assets and liabilities-net:
  Reinsurance receivable                                                    (657.3)        48.2
  Other receivables                                                          (26.7)       (36.5)
  Federal income taxes                                                      (250.4)       873.0
  Prepaid reinsurance premiums                                              (115.6)      (228.5)
  Deferred acquisition costs                                                 (96.7)       (91.7)
  Insurance reserves and claims                                            1,276.2       (225.4)
  Reinsurance balances payable                                                76.8         (4.0)
  Other liabilities                                                         (133.9)        (6.2)
  Trading securities                                                         206.1       (400.2)
  Other-net                                                                   80.4        172.8
-----------------------------------------------------------------------------------------------
                                                                             574.6        793.0
------------------------------------------------------------------------------------------------

Investing Activities:
  Purchases of fixed maturities                                          (39,296.3)   (39,678.8)
  Proceeds from sales of fixed maturities                                 34,363.7     35,840.7
  Proceeds from maturities of fixed maturities                             3,086.9      2,719.8
  Securities sold under agreements to repurchase                             837.5      1,530.6
  Purchases of equity securities                                            (203.7)      (548.2)
  Proceeds from sales of equity securities                                   279.2        516.3
  Change in short-term investments                                         1,437.1     (1,545.3)
  Purchases of property, plant and equipment                                (289.7)      (189.8)
  Proceeds from sales of property, plant and equipment                         3.4         92.8
  Change in other investments                                                (29.4)      (162.4)
  Purchase of Texas Gas                                                     (802.8)
------------------------------------------------------------------------------------------------
                                                                            (614.1)    (1,424.3)
------------------------------------------------------------------------------------------------

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
------------------------------------------------------------------------------------------------
(In millions)

                                                                             Six Months Ended
                                                                                June 30,
                                                                       -------------------------
                                                                           2003            2002
                                                                       -------------------------
                                                                                       Restated
Financing Activities:
  Dividends paid to Loews shareholders                                   $   (91.6)   $   (75.0)
  Dividends paid to minority interests                                       (15.1)       (20.0)
  Issuance of Loews common stock                                               0.2          0.5
  Issuance of Carolina Group stock                                                      1,069.6
  Purchases of Loews treasury shares                                                     (309.2)
  Purchases of treasury shares by subsidiaries                                            (16.9)
  Principal payments on long-term debt                                      (543.6)        (0.5)
  Issuance of long-term debt                                                 706.4
  Receipts credited to policyholders                                           0.6          0.3
  Withdrawals of policyholders account balances                              (13.2)       (26.3)
  Other                                                                       (1.9)         9.6
------------------------------------------------------------------------------------------------
                                                                              41.8        632.1
------------------------------------------------------------------------------------------------
Net change in cash                                                             2.3          0.8
Cash, beginning of period                                                    185.4        181.3
------------------------------------------------------------------------------------------------
Cash, end of period                                                      $   187.7    $   182.1
================================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.  Basis of Presentation

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation ("CNA"), a 90% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. ("Lorillard"), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. ("Diamond Offshore"), a 54% owned subsidiary); the operation of an interstate natural gas transmission pipeline system (Texas Gas Transmission, LLC ("Texas Gas"), a wholly owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation ("Bulova"), a 97% owned subsidiary).

  In May of 2003, a subsidiary of the Company acquired 100% of the capital stock of Texas Gas Transmission Corporation (now known as Texas Gas Transmission, LLC) from The Williams Companies, Inc. The transaction value was approximately $1.05 billion. See Note 9 for additional discussion of the Texas Gas acquisition.

  Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002 and the results of operations for the three and six months ended June 30, 2003 and 2002 and changes in cash flows for the six months ended June 30, 2003 and 2002.

  Results of operations for the second quarter and the first half of each of the years reported herein is not necessarily indicative of results of operations for that entire year.

  Reference is made to the Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders on Form 10-K which should be read in conjunction with these consolidated condensed financial statements.

  Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2003.

  Restatement for CNA's Life Settlement Contract Accounting - As a result of a routine review of CNA's periodic filings by the Division of Corporation Finance of the Securities and Exchange Commission, the Company has restated its results of operations prior to September 30, 2002. The restated financial statements reflect an adjustment to the Company's historical accounting for CNA's investment in life settlement contracts and the related revenue recognition. The impact of this adjustment on operating results was insignificant.

  Accounting Changes - Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company recorded a $39.6 million goodwill impairment charge as a cumulative effect of a change in accounting principle, adjusted to reflect purchase accounting adjustments, net of income taxes and minority interest of $5.8 and $6.4 million, respectively, primarily related to CNA's Specialty Lines and Life Operations.

  In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement in January 2003 has not had a material impact on the Company's results of operations or equity.

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

  On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 modifies the accounting and financial statement disclosures of three types of financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. The Company does not have any financial instruments outstanding to which the provisions of SFAS No. 150 apply, therefore the adoption of SFAS No. 150 is not expected to have a material impact on the equity or results of operations of the Company.

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

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's Consolidated Condensed Statements of Income, in accordance with APB No. 25. Several of the Company's subsidiaries also maintain their own stock option plans. The pro forma effect of applying SFAS No. 123 includes the Company's share of expense related to its subsidiaries' plans as well. The Company's pro forma net income and the related basic and diluted income per share of Loews common stock and Carolina Group stock would have been as follows:


                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ------------------------  -------------------------
                                                2003            2002       2003            2002
                                             ---------------------------------------------------
                                                     (In millions, except per share data)
Net income:

Loews common stock:
  Net income as reported                      $   189.8      $   157.4   $   351.2    $   352.2
  Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method, net                (1.3)          (1.0)       (2.5)        (1.9)
------------------------------------------------------------------------------------------------
  Pro forma net income                        $   188.5      $   156.4   $   348.7    $   350.3
================================================================================================

Carolina Group stock:
  Net income as reported                      $    25.0      $    41.4   $    53.6    $    59.4
  Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method, net
------------------------------------------------------------------------------------------------
  Pro forma net income                        $    25.0      $    41.4   $    53.6    $    59.4
================================================================================================

Net income per share:

Loews common stock:
  As reported                                 $    1.02      $    0.84   $    1.89    $    1.86
  Pro forma                                        1.02           0.83        1.88         1.84
Carolina Group stock:
  As reported                                      0.63           1.03        1.34         1.48
  Pro forma                                        0.63           1.03        1.34         1.48
================================================================================================

  Comprehensive Income - Comprehensive income includes all changes to shareholders' equity, except those resulting from investments by shareholders and distributions to shareholders. For the three and six months ended June 30,

2003 and 2002, comprehensive income totaled $703.0, $408.7, $1,088.6 and $380.0 million, respectively. Comprehensive income includes net income, unrealized appreciation (depreciation) of investments and foreign currency translation gains or losses.


2.  Investments

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ------------------------  -------------------------
                                                2003            2002       2003            2002
                                             ---------------------------------------------------
                                                                 (In millions)
Investment income consisted of:
Fixed maturity securities                     $   426.1      $   510.0   $   855.5    $   967.1
Short-term investments                             26.0           27.4        54.5         57.8
Limited partnerships                               74.4           37.7        97.7         44.5
Equity securities                                   6.7            8.7        12.0         16.9
Interest expense on funds withheld and
 other deposits                                   (93.5)         (56.4)     (140.2)      (114.5)
Other                                              29.1           27.2        65.5         61.5
------------------------------------------------------------------------------------------------
Total investment income                           468.8          554.6       945.0      1,033.3
Investment expenses                               (23.6)         (14.7)      (43.2)       (30.4)
------------------------------------------------------------------------------------------------
Investment income-net                         $   445.2      $   539.9       901.8    $ 1,002.9
================================================================================================

Investment gains (losses) are as follows:

Trading securities:
  Derivative instruments                      $   (24.3)     $  (13.2)   $   (17.6)     $  (3.2)
  Equity securities, including short
   positions                                       45.9         (46.4)         8.6        (37.3)
------------------------------------------------------------------------------------------------
                                                   21.6         (59.6)        (9.0)       (40.5)

Other than trading:
  Fixed maturities                                395.9        (170.3)       360.0       (163.4)
  Equity securities                                58.1          41.7         58.1         48.9
  Short?term investments                           (1.7)         26.4          3.6         33.7
  Other, including guaranteed separate
   account business                               (54.6)        (33.2)       (89.0)       (50.2)
------------------------------------------------------------------------------------------------
Investment gains (losses)                         419.3        (195.0)       323.7       (171.5)
Income tax (expense) benefit                     (144.1)         68.4       (110.0)        61.9
Minority interest                                 (24.5)          8.7        (19.6)         7.5
------------------------------------------------------------------------------------------------
Investment gains (losses)-net                 $   250.7      $ (117.9)   $   194.1      $(102.1)
================================================================================================

  Realized investment losses included $31.0, $292.0, $286.0 and $310.0 million of pretax other than temporary impairment losses for the three and six months ended June 30, 2003 and 2002. The impairment losses recorded for the three and six months ended June 30, 2003 were primarily for securities in certain market sectors, including the airline, healthcare and energy industries. For the three and six months ended June 30, 2002, the impairment losses recorded related primarily to the credit deterioration of a specific equity holding.

3.  Earnings Per Share

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income attributable to each class of common stock by the weighted average number of common shares of each class of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2003 and 2002, income per common share assuming dilution is the same as basic income per share because the impact of securities that could potentially dilute basic income per common share is insignificant or antidilutive for the periods presented.

  Options to purchase 0.88, 0.30, 0.84 and 0.25 million shares of Loews common stock were outstanding for the three and six months ended June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 0.39, 0.20, 0.37 and 0.20 million shares of Carolina Group stock were outstanding for the three and six months ending June 30, 2003 and 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

  The attribution of income to each class of common stock was as follows:


                                                 Three Months Ended          Six Months Ended
                                                     June 30,                     June 30,
                                            -------------------------  -------------------------
                                                2003            2002       2003            2002
                                            ----------------------------------------------------
                                                                  (In millions)

Loews common stock:

  Consolidated net income                     $ 214.8        $ 198.8     $ 404.8      $   411.6
  Less income attributable to
   Carolina Group stock                          25.0           41.4        53.6           59.4
------------------------------------------------------------------------------------------------
  Income attributable to Loews common stock   $ 189.8        $ 157.4     $ 351.2      $   352.2
================================================================================================

Carolina Group stock:

  Carolina Group net income                   $ 108.4        $ 178.8     $ 232.8      $   329.5
  Less net income for January 2002                                                         73.1
------------------------------------------------------------------------------------------------
  Income available to Carolina Group stock      108.4          178.8       232.8          256.4
  Weighted average economic interest of the
   Carolina Group stock                         23.01%         23.17%      23.01%         23.17%
------------------------------------------------------------------------------------------------
  Income attributable to
   Carolina Group stock                       $  25.0        $  41.4     $  53.6      $    59.4
================================================================================================

4.  Loews and Carolina Group Consolidating Condensed Financial Information

  On February 6, 2002, the Company sold 40,250,000 shares of a new class of its common stock, referred to as Carolina Group stock, for net proceeds of $1.1 billion. This stock is designed to track the performance of the Carolina Group, which consists of the Company's ownership interest in Lorillard; notional, intergroup debt owed by the Carolina Group to the Loews Group ($2.3 billion outstanding at June 30, 2003), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; any and all liabilities, costs and expenses of the Company and Lorillard arising out of the past, present or future business of Lorillard, and all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

  The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. During the year ended December 31, 2002, the Company purchased, for the account of the Carolina Group, 340,000 shares of Carolina Group stock. As of June 30, 2003, the outstanding Carolina Group stock represents a 23.01% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company's assets and liabilities other than the 23.01% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company's common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.

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

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

                                    Carolina Group                       Adjustments
                        ------------------------------------    Loews         and
June 30, 2003           Lorillard    Other      Consolidated    Group    Eliminations   Total
------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments              $1,596.2    $   149.8  $ 1,746.0    $ 41,270.1               $43,016.1
Cash                          1.4          0.6        2.0         185.7                   187.7
Receivables-net              26.4          0.2       26.6      17,746.0 $   (32.0)(a)  17,740.6
Property, plant and
 equipment-net              205.7                   205.7       3,690.5                 3,896.2
Deferred income taxes       461.9                   461.9                  (322.6)(c)     139.3
Goodwill                                                          446.7                   446.7
Other assets                435.4                   435.4       3,788.9                 4,224.3
Investment in combined
 attributed net assets
 of the Carolina Group                                          1,714.3   (2,336.0)(a)
                                                                             621.7 (b)
Deferred acquisition
 costs of insurance
 subsidiaries                                                   2,620.2                 2,620.2
Separate account business                                       3,428.9                 3,428.9
------------------------------------------------------------------------------------------------
Total assets             $2,727.0    $   150.6  $ 2,877.6    $ 74,891.3 $ (2,068.9)   $75,700.0
================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves                                           $ 41,451.6               $41,451.6
Payable for securities
 purchased                                                      2,118.1                 2,118.1
Securities sold under
 agreements to
 repurchase                                                     1,389.9                 1,389.9
Long-term debt, less
 unamortized discount                $ 2,336.0  $ 2,336.0       6,076.4 $ (2,336.0)(a)  6,076.4
Deferred income taxes                                             322.6     (322.6)(c)
Reinsurance balances
 payable                                                        2,840.1                 2,840.1
Other liabilities        $1,327.8         21.3    1,349.1       2,889.3      (32.0)(a)  4,206.4
Separate account business                                       3,428.9                 3,428.9
------------------------------------------------------------------------------------------------
Total liabilities         1,327.8      2,357.3    3,685.1      60,516.9   (2,690.6)    61,511.4
Minority interest                                               1,956.2                 1,956.2
Shareholders' equity      1,399.2     (2,206.7)    (807.5)     12,418.2      621.7 (b) 12,232.4
------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity    $2,727.0    $   150.6  $ 2,877.6    $ 74,891.3 $ (2,068.9)   $75,700.0
================================================================================================

(a)  To eliminate the intergroup notional debt and interest payable/receivable.
(b)  To eliminate the Loews Group's 76.99% equity interest in the combined attributed net assets of the Carolina Group.
(c)  To reclass debit and credit balances to the amounts in consolidation.


Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

                                     Carolina Group                       Adjustments
                         ------------------------------------    Loews        and
December 31, 2002        Lorillard    Other      Consolidated    Group    Eliminations    Total
------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments              $ 1,640.7    $   150.3  $1,791.0    $38,345.7                 $40,136.7
Cash                           2.0          0.2       2.2        183.2                     185.4
Receivables-net               30.2                   30.2     16,603.9   $   (33.1) (a) 16,601.0
Property, plant and
 equipment-net               197.8                  197.8      2,940.4                   3,138.2
Deferred income taxes        437.0                  437.0        190.2                     627.2
Goodwill                                                         177.8                     177.8
Other assets                 469.2                  469.2      3,530.0                   3,999.2
Investment in combined
 attributed net assets
 of the Carolina Group                                         1,757.9    (2,438.1) (a)
                                                                             680.2  (b)
Deferred acquisition
 costs of insurance
 subsidiaries                                                  2,551.4                   2,551.4
Separate account business                                      3,102.7                   3,102.7
------------------------------------------------------------------------------------------------
Total assets             $ 2,776.9    $   150.5   $2,927.4   $69,383.2   $(1,791.0)    $70,519.6
================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves                                           $40,178.9                 $40,178.9
Payable for securities
 purchased                                                       799.1                     799.1
Securities sold under
 agreements to repurchase                                        552.4                     552.4
Long-term debt, less
 unamortized discount                 $ 2,438.1  $ 2,438.1     5,651.9   $(2,438.1) (a)  5,651.9
Reinsurance balances
 payable                                                       2,763.3                   2,763.3
Other liabilities        $ 1,352.1         20.7    1,372.8     3,001.1       (33.1) (a)  4,340.8
Separate account business                                      3,102.7                   3,102.7
------------------------------------------------------------------------------------------------
Total liabilities          1,352.1      2,458.8    3,810.9    56,049.4    (2,471.2)     57,389.1
Minority interest                                              1,895.3                   1,895.3
Shareholders' equity       1,424.8     (2,308.3)    (883.5)   11,438.5       680.2  (b) 11,235.2
------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity    $ 2,776.9    $   150.5  $ 2,927.4   $69,383.2   $(1,791.0)    $70,519.6
================================================================================================

(a)  To eliminate the intergroup notional debt and interest payable/receivable.
(b)  To eliminate the Loews Group's 76.99% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

                                     Carolina Group                      Adjustments
Three Months Ended        ------------------------------------  Loews        and
  June 30, 2003           Lorillard   Other     Consolidated    Group    Eliminations    Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                             $2,195.6                $2,195.6
Investment income, net      $  10.6    $  0.6     $  11.2         481.3   $(47.3)(a)      445.2
Investment (losses) gains      (2.1)                 (2.1)        421.4                   419.3
Manufactured products         780.9                 780.9          33.4                   814.3
Other                                                             375.9                   375.9
------------------------------------------------------------------------------------------------
Total                         789.4       0.6       790.0       3,507.6    (47.3)       4,250.3
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' Benefits                                        2,066.9                 2,066.9
Amortization of deferred
 acquisition costs                                                481.0                   481.0
Cost of manufactured
 products sold                461.7                 461.7          14.0                   475.7
Other operating expenses (b)  113.4       0.1       113.5         735.1                   848.6
Interest                                 47.3        47.3          75.7    (47.3)(a)       75.7
------------------------------------------------------------------------------------------------
Total                         575.1      47.4       622.5       3,372.7    (47.3)       3,947.9
------------------------------------------------------------------------------------------------
                              214.3     (46.8)      167.5         134.9                   302.4
-----------------------------------------------------------------------------------------------
Income tax expense (benefit)   75.7     (16.6)       59.1          28.8                    87.9
Minority interest                                                  (0.3)                   (0.3)
------------------------------------------------------------------------------------------------
Total                          75.7     (16.6)       59.1          28.5                    87.6
------------------------------------------------------------------------------------------------
Income from operations        138.6     (30.2)      108.4         106.4                   214.8
Equity in earnings of the
 Carolina Group                                                    83.4    (83.4)(c)
------------------------------------------------------------------------------------------------
Net income                  $ 138.6    $(30.2)    $ 108.4      $  189.8   $(83.4)      $  214.8
================================================================================================

(a)  To eliminate interest on the intergroup notional debt.
(b)  Includes $0.1 of expenses allocated by the Loews Group to the Carolina Group for services provided pursuant to a services agreement, which eliminate in these consolidating statements.
(c)  To eliminate the Loews Group's intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

                                     Carolina Group                    Adjustments
Three Months Ended        ---------------------------------   Loews       and
  June 30, 2002           Lorillard   Other    Consolidated   Group    Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)                                               (Restated)                (Restated)

Revenues:

Insurance premiums                                         $2,825.3                    $2,825.3
Investment income, net      $   10.3   $  0.3  $   10.6       579.3     $ (50.0)(a)       539.9
Investment gains (losses)        7.8                7.8      (202.8)                     (195.0)
Manufactured products        1,026.9            1,026.9        41.1                     1,068.0
Other                            0.7                0.7       412.6                       413.3
------------------------------------------------------------------------------------------------
Total                        1,045.7      0.3   1,046.0     3,655.5       (50.0)        4,651.5
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits                                    2,382.2                     2,382.2
Amortization of deferred
 acquisition costs                                            461.4                       461.4
Cost of manufactured
 products sold                 580.6              580.6        19.9                       600.5
Other operating expenses (b)   119.5              119.5       674.0                       793.5
Interest                                 50.0      50.0        78.2       (50.0)(a)        78.2
-----------------------------------------------------------------------------------------------
Total                          700.1     50.0     750.1     3,615.7       (50.0)        4,315.8
-----------------------------------------------------------------------------------------------
                               345.6    (49.7)    295.9        39.8                       335.7
-----------------------------------------------------------------------------------------------
Income tax expense (benefit)   136.6    (19.5)    117.1         5.5                       122.6
Minority interest                                              14.3                        14.3
-----------------------------------------------------------------------------------------------
Total                          136.6    (19.5)    117.1        19.8                       136.9
-----------------------------------------------------------------------------------------------
Income from operations         209.0    (30.2)    178.8        20.0                       198.8
Equity in earnings of the
 Carolina Group                                               137.4      (137.4)(c)
-----------------------------------------------------------------------------------------------
Net income                  $  209.0   $(30.2) $  178.8    $  157.4     $(137.4)       $  198.8
================================================================================================

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

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

                                     Carolina Group                      Adjustments
Six Months Ended          ------------------------------------  Loews        and
  June 30, 2003           Lorillard   Other     Consolidated    Group    Eliminations    Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                             $4,575.8                $4,575.8
Investment income, net     $   18.5  $  1.2    $   19.7           977.6   $ (95.5)(a)     901.8
Investment (losses) gains      (1.8)               (1.8)          325.5                   323.7
Manufactured products       1,625.1             1,625.1            73.2                 1,698.3
Other                          (0.2)               (0.2)          700.1                   699.9
------------------------------------------------------------------------------------------------
Total                       1,641.6     1.2     1,642.8         6,652.2     (95.5)      8,199.5
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits                                        3,936.7                 3,936.7
Amortization of deferred
 acquisition costs                                                939.2                   939.2
Cost of manufactured
 products sold                921.4               921.4            35.5                   956.9
Other operating expenses (b)  254.6     0.2       254.8         1,378.2                 1,633.0
Interest                               95.5        95.5           149.4     (95.5)(a)     149.4
------------------------------------------------------------------------------------------------
Total                       1,176.0    95.7     1,271.7         6,439.0     (95.5)      7,615.2
------------------------------------------------------------------------------------------------
                              465.6   (94.5)      371.1           213.2                   584.3
-----------------------------------------------------------------------------------------------
Income tax expense
 (benefit)                    173.5   (35.2)      138.3            42.5                   180.8
Minority interest                                                  (1.3)                   (1.3)
------------------------------------------------------------------------------------------------
Total                         173.5   (35.2)      138.3            41.2                   179.5
------------------------------------------------------------------------------------------------
Income from operations        292.1   (59.3)      232.8           172.0                   404.8
Equity in earnings of the
 Carolina Group                                                   179.2    (179.2)(c)
------------------------------------------------------------------------------------------------
Net income                 $  292.1  $(59.3)   $  232.8        $  351.2   $(179.2)     $  404.8
================================================================================================

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

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

                                     Carolina Group                    Adjustments
Six Months Ended          ---------------------------------   Loews       and
  June 30, 2002           Lorillard   Other    Consolidated   Group    Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)                                               (Restated)                (Restated)

Revenues:

Insurance premiums                                          $5,661.5                   $5,661.5
Investment income, net      $   21.5   $  0.3  $   21.8      1,060.1     $ (79.0)(a)    1,002.9
Investment gains (losses)       10.6               10.6       (182.1)                    (171.5)
Manufactured products        2,000.0            2,000.0         72.8                    2,072.8
Other                            0.7                0.7        877.4                      878.1
------------------------------------------------------------------------------------------------
Total                        2,032.8      0.3   2,033.1      7,489.7       (79.0)       9,443.8
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits                                     4,692.3                    4,692.3
Amortization of deferred
 acquisition costs                                             901.5                      901.5
Cost of manufactured
 products sold               1,172.9            1,172.9         35.3                    1,208.2
Other operating expenses (b)   238.9      0.1     239.0      1,429.8                    1,668.8
Interest                                 79.0      79.0        154.7       (79.0)(a)      154.7
-----------------------------------------------------------------------------------------------
Total                        1,411.8     79.1   1,490.9      7,213.6       (79.0)       8,625.5
-----------------------------------------------------------------------------------------------
                               621.0    (78.8)    542.2        276.1                      818.3
-----------------------------------------------------------------------------------------------
Income tax expense (benefit)   243.5    (30.8)    212.7         81.1                      293.8
Minority interest                                               42.3                       42.3
-----------------------------------------------------------------------------------------------
Total                          243.5    (30.8)    212.7        123.4                      336.1
-----------------------------------------------------------------------------------------------
Income from operations         377.5    (48.0)    329.5        152.7                      482.2
Equity in earnings of the
 Carolina Group                                                270.1      (270.1)(c)
-----------------------------------------------------------------------------------------------
Income from continuing
 operations                    377.5    (48.0)    329.5        422.8      (270.1)         482.2
Discontinued operations- net                                   (31.0)                     (31.0)
Cumulative effect of
 change in accounting
 principle-net                                                 (39.6)                     (39.6)
------------------------------------------------------------------------------------------------
Net income                  $  377.5   $(48.0) $  329.5     $  352.2     $(270.1)      $  411.6
================================================================================================

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

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

                                     Carolina Group                      Adjustments
Six Months Ended           ----------------------------------   Loews       and
  June 30, 2003            Lorillard    Other    Consolidated   Group   Eliminations   Total
-----------------------------------------------------------------------------------------------
(In millions)

Net cash provided (used)
 in operating activities   $ 289.8      $ (58.9)  $ 230.9     $   463.8     $(120.1)  $   574.6
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property and
 equipment                   (27.8)                 (27.8)       (261.9)                 (289.7)
Proceeds from sales of
 property and equipment                                             3.4                     3.4
Change in short-term
 investments                  54.4          0.5      54.9       1,382.2                 1,437.1
Other investing activities                                     (1,662.8)     (102.1)   (1,764.9)
------------------------------------------------------------------------------------------------
                              26.6          0.5      27.1        (539.1)     (102.1)     (614.1)
------------------------------------------------------------------------------------------------
Financing activities:

Dividends paid to
 shareholders               (317.0)       160.9    (156.1)        (55.6)      120.1       (91.6)
Reduction of intergroup
 notional debt                           (102.1)   (102.1)                    102.1
Other financing activities                                        133.4                   133.4
------------------------------------------------------------------------------------------------
                            (317.0)        58.8    (258.2)         77.8       222.2        41.8
------------------------------------------------------------------------------------------------
Net change in cash            (0.6)         0.4      (0.2)          2.5                     2.3
Cash, beginning of period      2.0          0.2       2.2         183.2                   185.4
------------------------------------------------------------------------------------------------
Cash, end of period         $  1.4      $   0.6   $   2.0     $   185.7               $   187.7
================================================================================================


Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

                                      Carolina Group                       Adjustments
Six Months Ended             -----------------------------------    Loews     and
  June 30, 2002              Lorillard     Other    Consolidated    Group  Eliminations   Total
------------------------------------------------------------------------------------------------
(In millions)                                                    (Restated)           (Restated)


Net cash provided (used)
 by operating activities      $ 372.1     $ (27.8)  $   344.3   $   608.1   $ (159.4) $   793.0
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property and
 equipment                      (23.5)                  (23.5)     (166.3)               (189.8)
Proceeds from sales of
 property and equipment           2.6                     2.6        90.2                  92.8
Change in short-term
 investments                    (98.6)      (47.6)     (146.2)   (1,399.1)             (1,545.3)
Other investing activities                                          218.0                 218.0
------------------------------------------------------------------------------------------------
                               (119.5)      (47.6)     (167.1)   (1,257.2)             (1,424.3)
------------------------------------------------------------------------------------------------

Financing activities:

Dividends paid to
 shareholders                  (252.0)       74.7      (177.3)      (57.1)     159.4      (75.0)
Other financing activities                                          707.1                 707.1
------------------------------------------------------------------------------------------------
                               (252.0)       74.7      (177.3)      650.0      159.4      632.1
------------------------------------------------------------------------------------------------
Net change in cash                0.6        (0.7)       (0.1)        0.9                   0.8
Cash, beginning of period         1.0         0.7         1.7       179.6                 181.3
------------------------------------------------------------------------------------------------
Cash, end of period           $   1.6               $     1.6   $   180.5             $   182.1
================================================================================================


5.  Reinsurance

  CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business.

  Interest cost on reinsurance contracts accounted for on a funds withheld basis is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $93.5 and $56.4 million for the three months ended June 30, 2003 and 2002 and $140.2 and $114.5 million for the six months ended June 30, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,500.0 and $2,766.0 million at June 30, 2003 and December 31, 2002.

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

  As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, CNA has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. One of CNA's principal credit exposures from these recent events arises from reinsurance receivables from Gerling Global ("Gerling").

  CNA has been in discussions with Gerling with respect to resolving a dispute concerning possession of collateral on three CNA HealthPro treaties, and is in discussions regarding a possible commutation of all other reinsurance arrangements between CNA and Gerling. The three CNA HealthPro treaties were commuted as of June 30, 2003, which resulted in a $37.0 million pretax loss.

  Life premiums are primarily from long duration contracts, property and casualty premiums and accident and health premiums are primarily from short duration contracts.

  The effects of reinsurance on earned premiums are shown in the following table.

                                                   Direct    Assumed     Ceded        Net
                                                -------------------------------------------
                                                        Six Months Ended June 30, 2003
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $5,281.0    $376.0     $2,222.0   $3,435.0
Accident and health . . . . . . . . . . . . .      788.0      55.0         29.0      814.0
Life  . . . . . . . . . . . . . . . . . . . .      529.0       9.0        211.0      327.0
                                                -------------------------------------------
Total earned premiums . . . . . . . . . . . .   $6,598.0    $440.0     $2,462.0   $4,576.0
                                                ===========================================
                                                        Six Months Ended June 30, 2002
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 4,882.0   $  409.0   $1,897.0   $ 3,394.0
Accident and health . . . . . . . . . . . . .     1,859.0       75.0        4.0     1,930.0
Life  . . . . . . . . . . . . . . . . . . . .       538.0       18.0      218.0       338.0
                                                -------------------------------------------
Total earned premiums . . . . . . . . . . . .   $ 7,279.0   $  502.0   $2,119.0   $ 5,662.0
                                                ===========================================

  CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA's property and casualty lines of business (the "Aggregate Cover"). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

  During the second quarter of 2003, as a result of the unfavorable reserve development recorded related to accident year 2000, losses of $78.0 million were ceded under the first section of the Aggregate Cover. In 2001, as a result of reserve additions including those related to accident year 1999, the $500.0 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510.0 million were ceded under the second section as a result of losses related to the September 11, 2001 World Trade Center Disaster and related events ("WTC event").

  The impact of the Aggregate Cover on pretax results of operations was as follows:

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)


Ceded earned premiums                          $ (28.0)                   $ (28.0)
Ceded claim and claim adjustment expense          78.0                       78.0
Interest charges                                 (22.0)       $ (12.0)      (35.0)      $ (25.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                       $  28.0        $ (12.0)    $  15.0       $ (25.0)
================================================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $760.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $745.0 million have been ceded under the CCC Cover through June 30, 2003.

  The impact of the CCC Cover on pretax results of operations was as follows:

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)


Ceded earned premiums                          $ (91.0)                   $ (91.0)      $ (61.0)
Ceded claim and claim adjustment expense         126.0                      126.0          93.0
Interest charges                                 (27.0)       $  (6.0)      (35.0)        (16.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                       $   8.0        $  (6.0)                  $  16.0
================================================================================================

6.  Receivables

                                                                          June 30,  December 31,
                                                                             2003          2002
------------------------------------------------------------------------------------------------
(In millions)

Reinsurance                                                             $13,352.6     $12,695.3
Other insurance                                                           3,401.4       3,163.2
Security sales                                                              688.5         493.3
Accrued investment income                                                   380.2         316.8
Other                                                                       369.9         294.8
-----------------------------------------------------------------------------------------------
Total                                                                    18,192.6      16,963.4

Less:  Allowance for doubtful accounts on reinsurance receivables           239.9         195.7
       Allowance for doubtful accounts and cash discounts                   212.1         166.7
-----------------------------------------------------------------------------------------------
Receivables-net                                                         $17,740.6     $16,601.0
===============================================================================================

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

  Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as workers compensation, general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.

  Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations or equity of the Company.

APMT Reserves

  CNA's property and casualty insurance subsidiaries have actual and potential exposures related to APMT claims.

  Establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of CNA management, accordingly, a high degree of uncertainty remains for CNA's ultimate liability for APMT claim and claim adjustment expenses.

  In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of "joint and several" liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs' lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; a further increase in asbestos and environmental claims which cannot now be anticipated; continued increase in mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; the role the exhaustion of primary limits for certain accounts and increased demands on any umbrella or excess policies CNA has issued; and future developments pertaining to CNA's ability to recover reinsurance for asbestos and environmental claims.

  Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

  Since 1999, CNA has performed semi-annual ground-up reviews of all open APMT claims to evaluate the adequacy of CNA's APMT reserves. The completion of a comprehensive ground up analysis of its APMT exposures, previously scheduled for the second quarter, will be completed in the third quarter of 2003. Significant resources were dedicated to the proposed national asbestos reform legislation and to support regulatory reviews. As such, CNA plans to complete its more formal and comprehensive analysis in the third quarter of 2003. CNA considers input from its analyst professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder's present and future exposures, including such factors as claims volume, trial conditions, settlement demands and defense costs; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

  Due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA's business, insurer financial strength and debt ratings and the Company's results of operations and equity.

  The following table provides data related to CNA's APMT claim and claim adjustment expense reserves:


                                                  June 30, 2003            December 31, 2002
------------------------------------------------------------------------------------------------
                                             Environmental             Environmental
                                             Pollution and            Pollution and
                                               Mass Tort    Asbestos     Mass Tort      Asbestos
------------------------------------------------------------------------------------------------
(In millions)


Gross reserves                                 $ 780.0        $1,662.0      $  830.0   $1,758.0
Ceded reserves                                  (299.0)         (501.0)       (313.0)    (527.0)
------------------------------------------------------------------------------------------------

Net reserves                                   $ 481.0        $1,161.0      $  517.0   $1,231.0
================================================================================================

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

  A number of proposals to reform Superfund have been made by various parties. However no reforms were enacted by Congress during 2002 or during the first six months of 2003, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations or equity.

  During 2002 and continuing into 2003, mass tort claims arising from alleged injury due to exposure to silica and silica containing products have been increasing. CNA is monitoring silica mass tort claims to assess what, if any, impact the increased claims may have on mass tort reserves. As to other mass tort subtypes, CNA has not experienced material negative development either in the number of claims or in the emergence of new policyholders seeking coverage for known mass tort sub-types. CNA's ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by CNA post 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

  As of June 30, 2003 and December 31, 2002, CNA carried approximately $481.0 and $517.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the three and six months ended June 30, 2003 and 2002. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $36.0 and $58.0 million for the six months ended June 30, 2003 and 2002.

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

  Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms it aggressively litigates the claim. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on the Company's results of operations or equity.

  Certain asbestos litigations in which CNA is currently engaged are described below:

  On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA will be required to pay $74.0 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA's liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged "non-products" exposures. The settlement is subject to bankruptcy court approval and confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims.

  CNA is engaged in insurance coverage litigation with underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company ("Keasbey") in New York State court (Continental Casualty Co. v. Nationwide Indemnity Co. et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey's involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasby. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies' aggregate limits for products and completed operations claims. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit.

  CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. ("Burns & Roe"). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970.

  CIC issued certain primary and excess policies to Bendix Corporation ("Bendix"), now part of Honeywell International Inc. ("Honeywell"). Honeywell faces approximately 50,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC's primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC's policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, that even if Honeywell's allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

  Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio action, plaintiffs allege the defendants negligently performed duties undertaken to protect the public from the effects of asbestos (Varner v. Ford Motor Co., et al., (Cuyahoga County, Ohio)). Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. A direct action has also been filed in Montana (Pennock, et al.
v. Maryland Casualty, et al., First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that CNA failed to fulfill its obligations as W.R. Grace's Workers Compensation carrier because of the alleged negligent failure of CNA to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. This action is currently stayed as to CNA because of W.R. Grace's pending bankruptcy. On July 23, 2003, the stay of the litigation was lifted by the District Court as to Maryland Casualty. The time for an appeal by Maryland Casualty has not expired. The stay of the litigation may also be lifted as to CNA.

  CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA's business, insurer financial strength and debt ratings and equity.

  As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of management and consideration of many complex factors, including: inconsistency of court decisions, jury attitudes and future court decisions; policy provisions; allocation of liability among insurers and insureds; missing policies and proof of coverage; the proliferation of bankruptcy proceedings and attendant uncertainties; novel theories asserted by policyholders and their counsel; the targeting of a broader range of businesses and entities as defendants; the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims; volatility in claim numbers and settlement demands; increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; medical inflation trends; the mix of asbestos-related diseases presented and the ability to recover reinsurance.

  CNA is also monitoring possible legislative reforms, including the possible creation of a national privately financed trust, which if established and approved through federal legislation, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such a trust will be created or, if it is, what will be the terms and conditions of its establishment or its impact on the Company.

  As of June 30, 2003 and December 31, 2002, CNA carried approximately $1,161.0 and $1,231.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos-related net claim and claim adjustment expense reserve development for the three and six months ended June 30, 2003 and 2002. CNA paid asbestos-related claims, net of reinsurance, of $70.0 million for the six months ended June 30, 2003 and had net reinsurance recoveries of $15.0 million for the six months ended June 30, 2002.

Other Reserves

  Net unfavorable prior year development of $522.0 million, including $358.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $164.0 million of unfavorable premium development, was recorded for the six months ended June 30, 2003. The net unfavorable prior year reserve development not associated with the unfavorable premium development was recorded principally in the property and casualty companies. A brief summary of these lines of business and the associated reserve development is discussed below.

Standard Lines

  The gross carried claim and claim adjustment expense reserves for Standard Lines were $11,793.0 and $11,576.0 million at June 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserves for Standard Lines were $7,127.0 and $7,262.0 million at June 30, 2003 and December 31, 2002.

  Unfavorable net prior year reserve development of approximately $310.0 million, including $233.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $77.0 million of unfavorable premium development, was recorded for large account business, driven by workers compensation exposures. This reserve development resulted from the completion of reserve reviews for large account business where the insured is often responsible for a portion of the losses, and claims are handled by CNA. The review did not cover the large account business where the claims are handled by a third-party administrator. Initial reserves for this business are set based on the expected losses associated with the individual accounts covered and the terms of the individual plans. Based on analyses completed during the second quarter, it became apparent that the assumptions regarding the number and size of the losses, which were used to estimate the expected losses were no longer appropriate. The analysis showed that the actual number of claims and the average claim size were larger than expected. The development was recorded in accident years prior to 2002.

  Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from a program covering facilities that provide services to developmentally disabled individuals. The development was due to an increase in the size of known claims and increases in policyholder defense costs. The reserve development was recorded in accident years prior to 2001.

  Approximately $25.0 million of unfavorable net prior year premium development was recorded related to a second quarter 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, CNA recorded approximately $36.0 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under the contract. The development was recorded in accident year 2000.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $36.0 million was recorded for a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. CNA had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, CNA ceased writing business under this program.

  Offsetting these unfavorable developments was a $75.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $180.0 million of ceded losses and $105.0 million of ceded premiums for accident years 2000 and 2001. See Note 5 for further discussion.

  Favorable prior year claim and allocated claim adjustment expense reserve development was also recorded in property lines during 2003. The favorable reserve development was principally from accident years 2001 and 2002 and was the result of the lower than expected number of large losses in recent years.

Specialty Lines

  The gross carried claim and claim adjustment expense reserves for Specialty Lines were $6,085.0 and $5,874.0 million at June 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserves for Specialty Lines were $3,467.0 and $3,373.0 million at June 30, 2003 and December 31, 2002.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75.0 million was recorded related to a recent adverse arbitration decision involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which CNA was a participant. The loss was caused by a fire which occurred in 1995. CNA no longer participates in this pool.

  Approximately $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded for directors and officers exposures. The reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded primarily in accident years 2001 and 2002.

  Approximately $37.0 million of losses were recorded as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro relating to accident years 1999 through 2001. See Note 5 for further discussion.

  Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the Surety line of business as the result of recent developments on one large claim.

CNA Re

  The gross carried claim and claim adjustment expense reserves for CNA Re were $2,064.0 and $2,264.0 million at June 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserves for CNA Re were $1,217.0 and $1,362.0 million at June 30, 2003 and December 31, 2002.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25.0 million was recorded primarily for directors and officers exposures. The reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded in accident years 2000 and 2001.

  Offsetting this unfavorable development was a $10.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $24.0 million of ceded losses and $14.0 million of ceded premiums for accident years 2000 and 2001. See Note 5 for further discussion.

8.  Shareholders' Equity


                                                                         June 30,   December 31,
                                                                            2003          2002
-----------------------------------------------------------------------------------------------
(In millions of dollars, except per share data)


Preferred stock, $0.10 par value,
  Authorized - 100,000,000 shares
Common stock:
  Loews common stock, $1.00 par value:
    Authorized - 600,000,000 shares
    Issued and outstanding - 185,447,050 and 185,441,200 shares         $   185.4     $   185.4
  Carolina Group stock, $0.01 par value:
    Authorized - 600,000,000 shares
    Issued - 40,250,000 shares                                                0.4           0.4
Additional paid-in capital                                                1,114.4       1,114.2
Earnings retained in the business                                         9,717.8       9,404.6
Accumulated other comprehensive income                                    1,222.1         538.3
------------------------------------------------------------------------------------------------
                                                                         12,240.1      11,242.9

Less treasury stock, at cost (340,000 shares of Carolina Group stock)         7.7           7.7
-----------------------------------------------------------------------------------------------
Total shareholders' equity                                              $12,232.4     $11,235.2
================================================================================================

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

9.  Significant Transactions

Texas Gas Transmission, LLC

  In May of 2003, the Company, through a wholly owned subsidiary, TGT Pipeline, LLC ("TGT"), acquired Texas Gas from The Williams Companies, Inc. ("Williams"). The transaction value was approximately $1.05 billion, which included $250.0 million of existing Texas Gas debt. The results of Texas Gas have been included in the consolidated condensed financial statements from the date of acquisition. The Company funded the approximately $802.8 million balance of the purchase price, including transaction costs and closing adjustments, with $527.8 million of its available cash and $275.0 million of proceeds from an interim loan incurred by Texas Gas.

  Upon completion of the acquisition, TGT, the immediate parent of Texas Gas, issued $185.0 million of 5.2% Notes due 2018 and Texas Gas Transmission, LLC issued $250.0 million of 4.6% Notes due 2015. The net offering proceeds of approximately $431.0 million were used to repay the $275.0 million interim loan and to retire approximately $132.7 million principal amount of Texas Gas's existing $150.0 million of 8.625% Notes due 2004 and to pay related tender premiums. Texas Gas intends to use the balance of the offering proceeds, together with cash on hand, to retire the remaining 2004 notes.

  Texas Gas owns and operates a 5,800-mile natural gas pipeline system that transports natural gas originating in the Louisiana Gulf Coast and East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. Texas Gas has a delivery capacity of 2.8 billion cubic feet (Bcf) per day and a working storage capacity of 55 Bcf.

  The preliminary allocation of purchase price to the assets and liabilities of Texas Gas, in millions, pending final purchase value adjustments, which are not expected to be material, is as follows:


  Current assets                                                     $   81.6
  Property, plant and equipment                                         663.4
  Goodwill                                                              280.5
  Other non-current assets                                              133.0
  Current liabilities                                                   (58.9)
  Long-term debt, including current portion                            (249.0)
  Other liabilities and deferred credits                                (47.8)
-----------------------------------------------------------------------------
                                                                     $  802.8
=============================================================================

  The following unaudited pro forma financial information is presented as if Texas Gas had been acquired as of the beginning of each period presented. The pro forma amounts include certain adjustments, including a reduction of depreciation expense based on the preliminary allocation of purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of debt by Texas Gas and TGT, and redemption of $132.7 million principal amount of Texas Gas's existing notes; and the related tax effect of these items. The pro forma amounts do not reflect any adjustments related to the separation of Texas Gas from Williams for certain services provided by Williams under a transition services agreement.

(In millions, except per share data)
                                                   Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                               ----------------------- -------------------------
                                                  2003           2002       2003            2002
                                               -------------------------------------------------
                                                           (Restated)                 (Restated)

Total revenues                                 $4,280.6       $4,703.9    $8,315.7      $9,578.7
Income from continuing operations                 219.0          202.9       438.3         509.7
Net income                                        219.0          202.9       438.3         439.1

Income per share of Loews common stock:
  Income from continuing operations                1.05           0.86        2.07          2.37
  Net income                                       1.05           0.86        2.07          2.00
================================================================================================

  The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of future results of operations.

Third Party Risk Management Business

  During the second quarter of 2003, CNA entered into an agreement, whereby Cunningham Lindsey, U.S. ("Cunningham Lindsey"), a subsidiary of Lindsey Morden Group, Inc. acquired the business of RSKCo Services, Inc. ("RSKCo"). Included in the sale was the RSKCo trademarked name, as well as all claims and other risk management services business provided by RSKCo that is not sold in connection with insurance products of other CNA subsidiaries. After the first anniversary of the sale, CNA will fund a pre-sale capital contribution to RSKCo of $12.0 million, and will receive sales proceeds determined as a result of gross revenues of the sold business for the first year following the sale, and the agreed fair value of the fixed assets included in the sale. In addition, CNA will provide RSKCo with certain transition services at no charge for the six months following the sale. CNA has recorded an estimated pretax loss on this sale of $16.0 million. The business sold represented annual revenues of approximately $40.0 million.

  As a result of this agreement, Cunningham Lindsey assumed assets and liabilities of $72.0 and $56.0 million. At December 31, 2002 the assets and liabilities of the RSKCo business sold were $71.0 and $54.0 million.

National Postal Mail Handlers Union Contract Termination

  During 2002, CNA sold Claims Administration Corporation and transferred the National Postal Handlers Union group benefits plan (the "Mail Handlers Plan") to First Health Group Corporation. Revenues for the Mail Handlers Plan were $537.0 million for the three months ended June 30, 2002 and $1,153.0 million for the six months ended June 30, 2002.

CNA Vida Disposition

  In the first quarter of 2002, CNA completed the sale of the common stock of CNA Holdings Limited and its subsidiaries ("CNA Vida"), CNA's life operations in Chile, to Consorcio Financiero S.A. ("Consorcio"). In connection with the sale, CNA received proceeds of $73.0 million and recorded an after-tax loss from discontinued operations of $31.0 million. This loss is composed of $32.8 million, net of tax, realized loss on the sale of CNA Vida and income of $1.8 million, net of tax, from CNA Vida's operations for 2002.

Personal Insurance Transaction

  CNA entered into a retroactive reinsurance agreement as part of the sale of CNA's personal insurance business to The Allstate Corporation ("Allstate") in 1999. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1.0 billion. CNA's remaining obligation valued under this loss sharing provision as of October 1, 2003, will be settled by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies exceeded

$1.0 billion during the second quarter of 2003. CNA has established reserves for its estimated liability under this loss sharing arrangement.

10.  Statutory Accounting Practices

  CNA's insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions' insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners ("NAIC") as well as state laws, regulations and general administrative rules. CNA's insurance subsidiaries follow one significant permitted accounting practice at June 30, 2003, related to discounting of certain non-tabular workers compensation claims. The impact of this permitted practice was to increase statutory surplus by approximately $31.0 and $56.0 million at June 30, 2003 and December 31, 2002. This practice was followed by an acquired company, and CNA received permission to eliminate the effect of the permitted practice over a ten-year period, which ends in 2003.

11.  Business Segments

  The Company's reportable segments are based on its individual operating subsidiaries. Each of the principal operating subsidiaries are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Investment gains (losses) and the related income taxes, excluding those of CNA Financial, are included in the Corporate and other segment.

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

  Lorillard's principal products are cigarettes marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States.

  Loews Hotels owns and/or operates 19 hotels, 17 of which are in the United States and two are in Canada.

  Diamond Offshore's business primarily consists of operating 47 offshore drilling rigs that are chartered on a contract basis by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of June 30, 2003, 28 of these rigs were located in the Gulf of Mexico, 5 were located in Brazil and the remaining 14 were located in various other foreign markets.

  Texas Gas owns and operates a 5,800-mile natural gas pipeline system that transports natural gas originating in the Louisiana Gulf Coast and East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. Texas Gas has a delivery capacity of 2.8 billion cubic feet ("Bcf") per day and a working storage capacity of 55 Bcf.

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

  The following tables set forth the Company's consolidated revenues and income by business segment:

<CAPION>
                                                 Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
                                                           (Restated)                 (Restated)
(In millions)
Revenues (a):
  CNA Financial:
     Property and casualty                    $ 2,172.6      $ 2,044.4   $ 4,293.1    $ 4,049.1
     Life                                         442.8          344.7       802.5        758.3
     Group                                        433.7          878.5       777.7      1,874.8
     Other Insurance                               59.2           44.7        80.5         75.8
------------------------------------------------------------------------------------------------
    Total CNA Financial                         3,108.3        3,312.3     5,953.8      6,758.0
  Lorillard                                       791.5        1,037.9     1,643.4      2,022.2
  Loews Hotels                                     85.4           82.0       161.8        159.2
  Diamond Offshore                                167.9          195.8       319.9        407.7
  Texas Gas                                        23.1                       23.1
  Bulova                                           33.7           41.4        74.8         74.1
  Corporate and other                              40.4          (17.9)       22.7         22.6
------------------------------------------------------------------------------------------------
  Total                                       $ 4,250.3      $ 4,651.5   $ 8,199.5    $ 9,443.8
================================================================================================
Pretax income (a):
  CNA Financial:
    Property and casualty                     $   (25.1)     $    87.2   $   128.3    $   226.1
    Life                                           51.6          (10.6)       15.3         48.4
    Group                                          57.4            9.6        34.0         46.5
    Other Insurance                                 7.7          (43.5)       22.0       (105.7)
------------------------------------------------------------------------------------------------
    Total CNA Financial                            91.6           42.7       199.6        215.3
  Lorillard                                       216.4          337.9       467.4        610.4
  Loews Hotels                                      9.0           10.3        17.0         19.8
  Diamond Offshore                                (18.9)           8.6       (47.7)        36.3
  Texas Gas                                         2.6                        2.6
  Bulova                                            2.9            4.6         7.2          7.6
  Corporate and other                              (1.2)         (68.4)      (61.8)       (71.1)
------------------------------------------------------------------------------------------------
  Total                                       $   302.4      $   335.7   $   584.3     $  818.3
================================================================================================
Net income (a):
  CNA Financial:
    Property and casualty                     $    (2.1)     $    54.8   $    99.2     $  137.6
    Life                                           31.6           (6.4)       10.8         27.9
    Group                                          34.8            6.3        21.5         27.9
    Other Insurance                                10.0          (23.9)       22.3        (59.5)
------------------------------------------------------------------------------------------------
   Total CNA Financial                             74.3           30.8       153.8        133.9
  Lorillard                                       140.0          203.9       293.3        370.6
  Loews Hotels                                      5.7            6.7        10.8         12.7
  Diamond Offshore                                 (9.3)           1.7       (21.4)        10.4
  Texas Gas                                         1.6                        1.6
  Bulova                                            1.9            2.6         4.9          4.2
  Corporate and other                               0.6          (46.9)      (38.2)       (49.6)
------------------------------------------------------------------------------------------------
  Income from continuing operations               214.8          198.8       404.8        482.2
  Discontinued operations-net                                                             (31.0)
  Cumulative effect of change in
   accounting principles-net                                                              (39.6)
-----------------------------------------------------------------------------------------------
  Total                                       $   214.8      $   198.8   $   404.8     $  411.6
===============================================================================================

  (a) Investment gains (losses) included in Revenues, Pretax income and Net income are as follows:


                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
---------------------------------------------------------------------  -------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Revenues and pretax income:
  CNA Financial:
    Property and casualty                     $ 282.7        $ (62.7)    $ 291.4        $ (51.7)
    Life                                         28.1          (53.3)      (23.2)         (42.0)
    Group                                        20.2          (26.9)      (32.0)         (17.3)
    Other Insurance                              57.7          (19.4)       76.4          (50.3)
------------------------------------------------------------------------------------------------
Total CNA Financial                             388.7         (162.3)      312.6         (161.3)
Corporate and other                              30.6          (32.7)       11.1          (10.2)
------------------------------------------------------------------------------------------------
Total                                         $ 419.3        $(195.0)    $ 323.7        $(171.5)
================================================================================================

Net income:
  CNA Financial:
    Property and casualty                     $ 167.7        $ (36.3)    $ 173.4        $ (28.3)
    Life                                         16.4          (30.1)      (13.6)         (23.9)
    Group                                        11.8          (15.5)      (18.7)         (10.0)
    Other Insurance                              34.5          (12.0)       45.4          (29.5)
------------------------------------------------------------------------------------------------
Total CNA Financial                             230.4          (93.9)      186.5          (91.7)
Corporate and other                              20.3          (24.0)        7.6          (10.4)
------------------------------------------------------------------------------------------------
Total                                         $ 250.7        $(117.9)    $ 194.1        $(102.1)
================================================================================================

12.  Legal Proceedings

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

California Wage and Hour Litigation

  In Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 (coordinated), two former CNA employees, filed lawsuits on behalf of purported classes of CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. The cases were coordinated and an amended complaint was filed which alleges overtime claims under California law over a four-year period. In June 2002, CNA filed a responsive pleading denying the material allegations of the amended complaint. CNA intends to defend this case vigorously. Due to the recent commencement of discovery and the uncertainty of how the courts may interpret California law as applied to the facts of these cases, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management, the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

  CNA, along with dozens of other insurance companies, is a defendant in sixteen purported class action cases brought by large policyholders, which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance premiums. Fourteen lawsuits were brought as class actions in state courts and two in federal court. Among the claims asserted were violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In two of the cases, the defendants won dismissals on motions and, in four others, class certification was denied after hearing. Plaintiffs voluntarily dismissed their claims in four states. In the federal court case, Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity Insurance Company, et al., Civil Action No. H-98-1484, United States District Court for the Southern District of Texas, the district court certified a multi-state class but was reversed on interlocutory appeal by the U.S. Court of Appeals for the Fifth Circuit. Due to the uncertainty of how the courts may interpret state and federal law as applied to the facts of the cases, the extent of potential losses beyond any amounts that may be accrued are not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Environmental Pollution and Mass Tort and Asbestos ("APMT") Reserves

  CNA is also a party to litigation and claims related to APMT cases arising in the ordinary course of business. See Note 7 for further discussion.

Tobacco Related

Tobacco Related Product Liability Litigation

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

  During July of 2003, the first phase of trial ended in the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana), a class action case in which Lorillard is a defendant. The jury found in favor of the defendants as to the primary relief sought by the certified class, medical monitoring. The jury also rejected plaintiffs' design defect claims. However, the jury returned findings in favor of the class as to certain other issues, such as whether defendants failed to disclose the addictiveness of nicotine, whether defendants marketed to children, and whether cigarette smokers in Louisiana would benefit from smoking cessation aids or programs. The jury was not permitted to award damages in the July verdict and the case is now expected to proceed to additional phases of trial. It is not clear, however, how the subsequent phase or phases of trial will be conducted, nor is it known whether the parties will immediately attempt to pursue an appeal from the July 2003 verdict.

  During May of 2003, the Florida Third District Court of Appeal vacated the judgment entered in favor of a class of Florida smokers in the case of Engle
v. R.J. Reynolds Tobacco Co., et al. The judgment reflected an award of punitive damages to the class of approximately $145.0 billion, including $16.3 billion against Lorillard. The court of appeals also decertified the class ordered during pre-trial proceedings. See "Class Action Cases."

  The Mississippi Supreme Court has issued a ruling in a product liability case brought against cigarette manufacturers in which it held that the Mississippi Product Liability Act "precludes all tobacco cases that are based on products liability." It is uncertain what affect, if any, this ruling will have on litigation against cigarette manufacturers in Mississippi. Neither Lorillard, nor the Company, were parties to this case. Lorillard is a defendant in approximately 40 other cases in Mississippi.

  During March of 2003, a verdict in favor of a class of Illinois residents who smoked Philip Morris' "light" brand cigarettes was returned in Price v. Philip Morris U.S.A. (Circuit Court, Madison County, Illinois). The court awarded the class approximately $7.1 billion in actual damages. It also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit. The court awarded plaintiffs' counsel approximately $1.8 billion in fees and costs. Philip Morris USA has noticed an appeal from the judgment to the Illinois Court of Appeals. Pursuant to Philip Morris USA's application, the court reduced the dollar amount of the bond it was required to post in order to pursue the appeal (the "bond reduction order"). Plaintiffs noticed a separate appeal, and the Illinois Court of Appeals has remanded the bond reduction order to the trial court with directions that it reconsider the ruling. Philip Morris USA has appealed the Court of Appeals' decision on the bond reduction order to the Illinois Supreme Court. As of August 1, 2003, the Illinois Supreme Court had not ruled whether it would review the bond reduction order. Philip Morris USA has initiated an action in the Circuit Court of Cook County, Illinois, in which it seeks a declaration that the state has released any right or interest in the punitive damages award. Neither Lorillard nor the Company are parties in this matter. See "Class Action Cases."

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

  Since January 1, 2001 and through August 1, 2003, verdicts have been returned in 23 matters. Lorillard was a defendant in two of the cases. Defense verdicts were returned in 15 of the cases, including both tried against Lorillard.

  Twelve cases are pending in which verdicts have been returned in favor of the plaintiffs. Neither the Company nor Lorillard were defendants in any of these cases. These twelve cases, and the verdict amounts, are below:

  Boerner v. Brown & Williamson Tobacco Corporation (U.S. District Court, Eastern District, Arkansas). During May of 2003, plaintiffs were awarded $4.0 million in actual damages and $15.0 million in punitive damages. Following trial, the court dismissed the punitive damages verdict and entered a final judgment that is limited to the award of actual damages. As of August 1, 2003, the deadline for the parties to seek further relief from the trial court or to pursue an appeal had not expired.

  Eastman v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Pinellas County, Florida). During April of 2003, plaintiff was awarded $6.5 million in actual damages. Defendants have appealed.

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

  Kenyon v. R.J. Reynolds Tobacco Company (Circuit Court, Hillsborough County, Florida). During December of 2001, plaintiff was awarded $165,000 in actual damages. During May of 2003, the Florida Court of Appeal affirmed the judgment in favor of the plaintiff. R.J. Reynolds has sought reconsideration of the ruling. As of August 1, 2003, the court had not ruled on Reynolds' motion for reconsideration.

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

  Williams v. Philip Morris, Inc. (Circuit Court, Multnomah County, Oregon). During March of 1999, plaintiff was awarded $21,000 in economic damages, $800,000 in actual damages and $79.5 million in punitive damages. The court reduced the punitive damages award to $32.0 million. During 2002, the Oregon Court of Appeals affirmed the verdict and reinstated the full amount of the punitive damages award. The Oregon Supreme Court declined to review the case. Philip Morris has filed a petition for writ of certiorari with the U.S. Supreme Court. As of August 1, 2003, the Court had not ruled whether it would grant review of the petition.

  Henley v. Philip Morris Incorporated (Superior Court, San Francisco County, California). During February of 1999, plaintiff was awarded $1.5 million in actual damages and $50.0 million in punitive damages, although the court reduced the latter award to $25.0 million. The California Court of Appeals affirmed the judgment in two separate rulings issued in 2001 and 2003. The California Supreme Court remanded the case to the Court of Appeals following both decisions and directed to reconsider its rulings. The case is now before the California Court of Appeals.

  Defense verdicts have been returned in the following 15 matters since January 1, 2001. Unless otherwise noted, neither Lorillard nor the Company was a defendant in these matters:

  Reller v. Philip Morris USA (Superior Court, Los Angeles County, California). During July of 2003, the jury found that a smoker's lung cancer was caused by smoking but declined to award damages. As of August 1, 2003, a judgment reflecting the verdict had not been entered.

  Welch v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Jackson County, Missouri). A defense verdict was returned during June of 2003. Plaintiff has filed a motion for new trial. As of August 1, 2003, the court had not ruled on the motion for new trial.

  Lucier v. Philip Morris USA, et al. (Superior Court, Sacramento County, California). A defense verdict was returned during February of 2003. The court has denied plaintiffs' motion for new trial. Plaintiffs have appealed.

  Carter v. Philip Morris USA (Court of Common Pleas, Philadelphia County, Pennsylvania). A defense verdict was returned during January of 2003. The court has denied plaintiff's motion for new trial. Plaintiff has appealed.

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

  In nine cases in which defendants prevailed at trial after January 1, 2001, plaintiffs either chose not to appeal or have withdrawn their appeals and the cases are concluded. These nine matters and the dates of the verdicts are Allen v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Florida, February of 2003); Inzerilla v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, February of 2003); Tune v. Philip Morris Incorporated (Circuit Court of Pinellas County, Florida, May of 2002); Hyde v. Philip Morris Incorporated (U.S. District Court, Rhode Island, March of 2002); DuJack v. Brown & Williamson Tobacco Corporation (Superior Court of Connecticut at Rockville, November of 2001); Mehlman v. Philip Morris, Inc., et al. (Superior Court, Middlesex County, New Jersey, May of 2001); Grinnell v. The American Tobacco Company (District Court, Jefferson County, Texas, March of 2001); Little v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, South Carolina, February of 2001) and Apostolou v. The American Tobacco Company, et al. (Supreme Court, Kings County, New York, January of 2001). Lorillard was a defendant in one of these nine matters, Apostolou v. The American Tobacco Company, et al.

  As of August 1, 2003, trial was proceeding in one tobacco product liability case in which neither Lorillard nor the Company were defendants, Eiser v. Brown & Williamson Tobacco Corporation, et al., pending in the Court of Common Pleas of Philadelphia County, Pennsylvania. Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during the remainder of 2003 and beyond. As of August 1, 2003, Lorillard is a defendant in one trial scheduled for 2003. A consolidated trial involving the approximately 1,000 cases pending against Lorillard in the Circuit Court of Ohio County, West Virginia, had been scheduled for trial during 2003 but that trial date has been vacated. A new date for the consolidated trial was not scheduled as of August 1, 2003 and it is not known whether this trial will begin during 2003. The Company is not a defendant in any of the cases scheduled for trial during 2003 as of August 1, 2003. The trial dates are subject to change.

FLIGHT ATTENDANT CASES - As of August 1, 2003, approximately 2,800 Flight Attendant cases were pending. Lorillard and three other cigarette manufacturers are the defendants in each of these matters. The Company is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

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

  As of August 1, 2003, approximately 10 flight attendant cases were scheduled for trial during 2003 and 2004. Trial dates are subject to change.

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

  Cigarette manufacturers, including Lorillard, have defeated motions for class certification in a total of 33 cases, 12 of which were in state court and 21 of which were in federal court. These 33 cases were filed in 16 states, the District of Columbia and the Commonwealth of Puerto Rico.

  The Engle Case - One of the class actions pending against Lorillard is Engle
v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994), a case in which a jury awarded approximately $16.3 billion in punitive damages against Lorillard during 2000 as part of a $145.0 billion verdict against all of the defendants. During May of 2003, a Florida appellate court reversed the judgment and decertified the class. This matter is described below.

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

  In the first portion of Phase Two, on April 7, 2000, the jury returned a verdict against the defendants and awarded three plaintiffs $12.5 million in damages for their individual claims.

  In the second part of Phase Two, on July 14, 2000, the jury awarded approximately $145.0 billion in punitive damages against all defendants, including $16.3 billion against Lorillard. The judgment provided that the jury's awards bear interest at the rate of 10% per year.

  Lorillard noticed an appeal from the final judgment to the Florida Third District Court of Appeal and posted its appellate bond in the amount of $100.0 million pursuant to Florida legislation enacted in May of 2000 limiting the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, during May of 2001, Lorillard entered into an agreement with the plaintiffs (the "Engle Agreement") in which it contributed $200.0 million to a fund held for the benefit of the Engle plaintiffs that may not be recoverable by Lorillard even if the challenges to the judgment are resolved in favor of the defendants. The $200.0 million contribution included the $100.0 million that Lorillard posted as collateral for the appellate bond. Accordingly, Lorillard recorded a pretax charge of $200.0 million in the second quarter of the year ended December 31, 2001. Two other defendants executed agreements with the plaintiffs that are similar to Lorillard's. As a result, the class has agreed to a stay of execution, with respect to Lorillard and the two other defendants on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court.

  The Engle Agreement provides that in the event that Lorillard, Inc.'s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of June 30, 2003, Lorillard, Inc. had a balance sheet net worth of approximately $1.4 billion.

  In addition, the Engle Agreement requires Lorillard to obtain the written consent of class counsel or the court prior to selling any trademark of or formula comprising a cigarette brand having a U.S. market share of 0.5% or more during the preceding calendar year. The Engle Agreement also requires Lorillard to obtain the written consent of the Engle class counsel or the court to license to a third party the right to manufacture or sell such a cigarette brand unless the cigarettes to be manufactured under the license will be sold by Lorillard. It is not clear how the Engle Agreement is affected by the decertification of the class and by the order vacating the judgment.

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

  Lorillard believes that the Engle case should not have been certified as a class action. Lorillard further believes that class certification in the Engle case was inconsistent with the majority of federal and state court decisions which have held that mass smoking and health claims are inappropriate for class treatment. Lorillard, along with the other defendants, appealed to the Florida Third District Court of Appeal and challenged class certification as well as numerous other legal errors it believed occurred during the trial. On May 21, 2003, the court vacated the judgment reflecting the verdicts, including the punitive damages award, and further ordered that the class was to be decertified. Plaintiffs have sought reconsideration of this ruling, including certification of certain issues to the Florida Supreme Court. As of August 1, 2003, the Court of Appeals had not ruled whether it would permit rehearing of its May 21 order.

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

  Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997). During 2001, the court certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants' marketing and advertising activities in California. Trial is scheduled to begin during September of 2003. As of August 1, 2003, however, it appeared that the trial would be delayed.

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

  Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). The court certified a class comprised of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages. Jury selection began during 2001, but the jury did not begin hearing evidence until January of 2003. During July of 2003, the jury returned a verdict in the first phase of trial that resolved some of plaintiffs' claims in favor of the defendants but found in favor of the class as to certain other matters. See above for a discussion of the jury's findings.

  In addition to the above, motions for class certification have been granted in some cases in which Lorillard is not a defendant. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000, and formerly known as Miles). The court in Price certified a class comprised of Illinois residents who smoked Philip Morris' cigarettes labeled as "light" or "ultra light." During 2003, the court returned a verdict in favor of the class; see above for a discussion of the judgment entered in plaintiffs' favor at trial and the developments concerning the defendant's actions to bond and pursue an appeal.

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

  Excluding the cases filed by U.S. state governments that are described below, defendants have successfully defended many of the Reimbursement cases. For instance, each of the approximately 75 cases filed by labor union health and welfare funds were dismissed, either due to orders that granted defendants' dispositive motions or as the result of plaintiffs voluntarily withdrawing their claims. In addition, various courts of appeal have affirmed orders dismissing cases in favor of the defendants. For instance, during February of 2003, the Appellate Division of the New York Supreme Court affirmed the order dismissing the case filed by approximately 170 New York hospitals or hospital districts, while the U.S. Supreme Court denied the petition for writ of certiorari filed by the plaintiff in one of the tribal cases during January of 2003. During May of 2003, the Florida Supreme Court denied the appeal filed by the Republic of Venezuela that sought review of the orders dismissing the case in favor of the defendants. Many of the cases filed by other foreign governments in U.S. courts are pending in Florida.

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

  In addition to the above, the District Court of Jerusalem, Israel, has permitted a private insurer in Israel, Clalit Health Services, to make service outside the jurisdiction on the Company and Lorillard with a suit in which Clalit Health Services seeks damages for providing treatment to individuals allegedly injured by cigarette smoking. The Company and Lorillard have separately moved to set aside the order that permitted service outside the jurisdiction. As of August 1, 2003, the court had not ruled on the motions to set aside the attempted service.

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

  Lorillard recorded pretax charges of $180.1, $291.9, $377.6 and $587.7 million ($116.3, $176.5, $236.9 and $357.2 million after taxes), for the three and six months ended June 30, 2003 and 2002, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

  In addition, as part of the Master Settlement Agreement, the Original Participating Manufacturers committed to work cooperatively with the tobacco growing community to address concerns about the potential adverse economic impact on that community. On January 21, 1999, the Original Participating Manufacturers reached an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris paid more than its market share in 1999 but will have its payment obligations reduced in 2009 and 2010 to make up for the overpayment. Of the total $5.2 billion, a total of $1.6 billion was paid since 1999 through June 30, 2003, $146.0 million of which was paid by Lorillard. Lorillard believes its remaining payments under the agreement will total approximately $348.0 million. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of new increases in state or federal excise taxes on tobacco products that benefit the tobacco growing community.

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

FILTER CASES - Claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Approximately 60 such matters are pending against Lorillard. The Company is a defendant in one of these matters. Since January 1, 2000 and through August 1, 2003, Lorillard has paid, or has reached agreement to pay, a total of approximately $17.8 million in payments of judgments and settlements to finally resolve approximately 45 previously pending claims. In Sachs v. Lorillard Tobacco Co., the only filter case tried to a verdict since January 1, 2001, the jury found in favor of Lorillard.

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

  Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). Lorillard is named as a defendant in a lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies and the major leaf buyers are also defendants. On April 3, 2002 the court certified a class consisting of all persons holding a quota (the licenses that a farmer must either own or rent to sell the crop) to grow, and all domestic producers who sold flue-cured or burley tobacco at anytime from February 1996 to present. All of the defendants, with the exception of R.J. Reynolds Tobacco Company, have entered into an agreement to settle the litigation. Pursuant to the settlement agreement, Lorillard will pay the class $20.0 million. In addition, Lorillard has committed to buy 20 million pounds of domestic tobacco for each of the next ten years. Lorillard has also committed to purchase at least 35% of its annual total requirements for flue-cured and burley tobacco domestically for the same period. Lorillard will also be responsible for 10% of the plaintiffs' attorneys' fees, to be determined by the court after class approval. The court has given preliminary approval to the settlement. Class notice and the settlement agreement have been sent to class members. A hearing on whether final approval will be granted is scheduled to be held on October 1, 2003.

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

13.  Contingencies

Guarantees

  CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30.0 million at June 30, 2003.

  CNA holds an investment in a real estate joint venture. In the normal course of business, CNA, on a joint and several basis with other unrelated insurance company shareholders, has committed to continue funding the operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016.

  The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

  In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at June 30, 2003 that CNA could be required to pay under this guarantee are approximately $324.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

  CNA has recorded a liability of approximately $9.0 and $10.0 million as of June 30, 2003 and December 31, 2002 for its share of estimated future operating deficits of this joint venture through 2016.

  CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2003. CNA would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNA has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7.0 million at June 30, 2003.

CNA Surety

  CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety Corporation ("CNA Surety") over a period that expired on December 31, 2000 (the "stop loss contract"). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety's accident year net loss ratio exceeds 24% for 1997 through 2000 (the "contractual loss ratio"), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety's actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of June 30, 2003 and December 31, 2002.

  Effective October 1, 2002, CCC provides an excess of loss protection for new and renewal bonds for CNA Surety for per principal exposures that exceed $60.0 million since October 1, 2002 in two parts - a) $40.0 million excess of $60.0 million and b) $50.0 million excess of $100.0 million for CNA Surety. This excess of loss protection is necessary primarily to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60.0 million. In consideration for the reinsurance coverage provided by the $40.0 million excess of $60.0 million contract, CNA Surety will pay to CCC, on a quarterly basis, a premium equal to $3.0 million. In consideration for the reinsurance coverage provided by the $50.0 million excess of $100.0 million, the insurance subsidiaries of CNA Surety will pay $6.0 million in premium to CCC.

  In March of 2003, CNA entered into a credit agreement with a large national contractor, which undertakes projects for the construction of government and private facilities, to provide loans to the contractor in a maximum aggregate amount of $86.4 million (the "Credit Facility"). Of the $86.4 million capacity, $62.1 million, including accrued interest, was outstanding at June 30, 2003. The Credit Facility and all related loans will mature in March of 2006. Advances under the Credit Facility bear interest at the prime rate plus 6.0%. Payment of 3.0% of the interest is deferred until the Credit Facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates.

  In addition, in June of 2003, CNA and one of its subsidiaries provided repayment guarantees to certain creditors of the contractor and a subsidiary of the contractor amounting to $8.7 million. Such guarantees were provided in order to allow the contractor to receive financial accommodations from a creditor and in order to comply with certain regulatory requirements. Under the terms of the guarantees, any payments made by CNA, or any of its subsidiaries, would be considered a draw under the Credit Facility.

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

  The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety's $45.0 million excess of $15.0 million per principal reinsurance program with unaffiliated reinsurers in place in 2003. As a result, CNA Surety retains the first $60.0 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from

October 1, 2002 through December 31, 2002 has been limited to $20.0 million per bond.

  Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's and ultimately CNA's exposure to loss. While CNA believes that the contractor's restructuring efforts are expected to be successful and provide sufficient cash flow for its operations and repayment of its borrowings under the credit facility, the contractor's failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of CNA's surety bonds could have a material adverse effect on the Company's future results of operations. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of corporate aggregate reinsurance treaties, if any, and minority interest could be up to $200.0 million.

Other

  As of June 30, 2003 and December 31, 2002, CNA had committed approximately $97.0 and $141.0 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

  CNA invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2003, CNA had commitments to purchase $157.0 million and commitments to sell $46.0 million of various bank loan participations.

  In the normal course of investing activities, CCC had committed approximately $51.0 million as of June 30, 2003 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of June 30, 2003 and December 31, 2002 there were approximately $195.0 and $222.0 million of outstanding letters of credit.

  CNA has a commitment to purchase up to a $100.0 million floating rate note issued by the California Earthquake Authority in the event of an earthquake during calendar year 2003 that results in California earthquake related losses greater than $4.2 billion.

  The Company is obligated to make future payments totaling $517.6 million for non-cancelable operating leases expiring from 2003 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $47.9 million in 2003; $79.0 million in 2004; $69.5 million in 2005; $58.7 million in 2006; $49.4 million in 2007; and $213.1 million in 2008 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $24.0 million. Estimated future minimum purchases under these contracts are as follows: $6.0 million in 2003; $13.0 million in 2004; and $5.0 million in 2005.

  In the ordinary course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from six months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2003, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $375.0 million.

  In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2003, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. CNA has recorded approximately $15.0 million of liabilities related to these quantifiable and unquantifiable indemnification agreements.

14.  Consolidating Financial Information

  The following schedules present the Company's consolidating balance sheet information at June 30, 2003 and December 31, 2002, and consolidating statements of income information for the six months ended June 30, 2003 and 2002. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company's subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company's subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company's issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for consolidating information of the Carolina Group and Loews Group.

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

Loews Corporation
Consolidating Balance Sheet Information

                              CNA                 Loews     Diamond    Texas             Corporate     Elimin-
June 30, 2003              Financial  Lorillard   Hotels    Offshore    Gas    Bulova    and Other     ations     Total
------------------------------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments                 $37,862.7 $ 1,596.2  $  101.7  $  597.3  $   35.3 $   2.0   $  2,820.9             $43,016.1
Cash                            140.3       1.4       8.2      17.6       3.4     7.0          9.8                 187.7
Receivables                  17,375.3      26.4      26.2     151.0      47.1    76.3         41.5 $     (3.2)  17,740.6
Property, plant and
 equipment                      284.4     205.7     386.6   2,313.1     658.1    15.7         32.6               3,896.2
Deferred income taxes           222.7     461.9                                  23.2                  (568.5)     139.3
Goodwill                        136.0                 2.6      27.6     280.5                                      446.7
Investments in capital
 stocks of subsidiaries                                                                   12,751.8  (12,751.8)
Other assets                  3,203.7     435.4     104.3      87.0     170.3    82.6        458.9     (317.9)   4,224.3
Deferred acquisition costs
 of insurance subsidiaries    2,620.2                                                                            2,620.2
Separate account business     3,428.9                                                                            3,428.9
------------------------------------------------------------------------------------------------------------------------
Total assets                $65,274.2 $ 2,727.0  $  629.6  $3,193.6  $1,194.7 $ 206.8   $ 16,115.5 $(13,641.4) $75,700.0
========================================================================================================================

Liabilities and Shareholders'
  Equity:

Insurance reserves          $41,451.6                                                                          $41,451.6
Payable for securities
 purchased                    1,264.9            $    2.7                               $    850.5               2,118.1
Securities sold under
 agreements to repurchase       985.1                                                        404.8               1,389.9
Long-term debt, less
 unamortized discounts        2,158.2               146.8  $  925.9  $  807.9              2,297.6 $   (260.0)   6,076.4
Reinsurance balances payable  2,840.1                                                                            2,840.1
Deferred income taxes                                37.6     352.5                          178.4     (568.5)
Other liabilities             2,617.6 $ 1,327.8     193.5     132.0     125.2 $  55.9         95.6     (341.2)   4,206.4
Separate account business     3,428.9                                                                            3,428.9
------------------------------------------------------------------------------------------------------------------------
Total liabilities            54,746.4   1,327.8     380.6   1,410.4     933.1    55.9      3,826.9   (1,169.7)  61,511.4
Minority interest             1,150.5                 0.2     800.6               4.9                            1,956.2
Shareholders' equity          9,377.3   1,399.2     248.8     982.6     261.6   146.0     12,288.6  (12,471.7)  12,232.4
------------------------------------------------------------------------------------------------------------------------
                            $65,274.2 $ 2,727.0  $  629.6  $3,193.6  $1,194.7 $ 206.8   $ 16,115.5 $(13,641.4) $75,700.0
========================================================================================================================

Loews Corporation
Consolidating Balance Sheet Information

                               CNA                     Loews      Diamond             Corporate
December 31, 2002           Financial   Lorillard      Hotels     Offshore   Bulova   and Other   Eliminations   Total
------------------------------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments                   $35,271.2   $ 1,640.7    $ 104.6     $  794.1  $  1.4    $ 2,324.7              $40,136.7
Cash                              126.2         2.0        4.8         18.4     8.7         25.3                  185.4
Receivables                    16,262.1        30.2       24.2        147.0    87.6         52.7  $     (2.8)  16,601.0
Property, plant and equipment     292.4       197.8      391.2      2,207.5    16.3         33.0                3,138.2
Deferred income taxes             772.2       437.0                            22.6          0.3      (604.9)     627.2
Goodwill                          140.8                    2.6         34.4                                       177.8
Investments in capital stocks
 of subsidiaries                                                                        11,451.2   (11,451.2)
Other assets                    3,130.1       469.2       95.5         92.2    74.3        160.0       (22.1)   3,999.2
Deferred acquisition costs of
 insurance subsidiaries         2,551.4                                                                         2,551.4
Separate account business       3,102.7                                                                         3,102.7
------------------------------------------------------------------------------------------------------------------------
Total assets                  $61,649.1   $ 2,776.9    $ 622.9     $3,293.6  $210.9    $14,047.2  $(12,081.0) $70,519.6
========================================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves            $40,178.9                                                                       $40,178.9
Payable for securities
 purchased                        531.2                $   4.0                          $  263.9                  799.1
Securities sold under
 agreements to repurchase         552.4                                                                           552.4
Long-term debt, less
 unamortized discounts          2,292.1                  145.8     $  917.8              2,296.2                5,651.9
Reinsurance balances payable    2,763.3                                                                         2,763.3
Deferred income taxes                                     47.1        374.0                183.8  $   (604.9)
Other liabilities               2,659.7   $ 1,352.1      195.7        141.3  $ 67.5         87.3      (162.8)   4,340.8
Separate account business       3,102.7                                                                         3,102.7
------------------------------------------------------------------------------------------------------------------------
Total liabilities              52,080.3     1,352.1      392.6      1,433.1    67.5      2,831.2      (767.7)  57,389.1
Minority interest               1,055.0                    0.2        835.4     4.7                             1,895.3
Shareholders' equity            8,513.8     1,424.8      230.1      1,025.1   138.7     11,216.0   (11,313.3)  11,235.2
------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity         $61,649.1   $ 2,776.9    $ 622.9     $3,293.6  $210.9    $14,047.2  $(12,081.0) $70,519.6
========================================================================================================================

Loews Corporation
Consolidating Statement of Income Information

Six Months Ended              CNA                 Loews     Diamond    Texas             Corporate     Elimin-
June 30, 2003              Financial  Lorillard   Hotels    Offshore    Gas    Bulova    and Other     ations     Total
------------------------------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums         $ 4,577.6                                                                $   (1.8) $ 4,575.8
Investment income, net         859.1   $    18.5  $    0.9  $   7.5            $   0.1   $    15.7                901.8
Intercompany interest
 and dividends                                                                               335.4    (335.4)
Investment gains (losses)      312.6        (1.8)              (1.1)                          14.0                323.7
Manufactured products                    1,625.1                                  74.4        (1.2)             1,698.3
Other                          204.5        (0.2)    160.9    312.4   $   23.1     0.3        (1.1)               699.9
------------------------------------------------------------------------------------------------------------------------
Total                        5,953.8     1,641.6     161.8    318.8       23.1    74.8       362.8    (337.2)   8,199.5
------------------------------------------------------------------------------------------------------------------------
Expenses:

Insurance claims and
 policyholders' benefits     3,936.7                                                                            3,936.7
Amortization of deferred
 acquisition costs             939.2                                                                              939.2
Cost of manufactured
 products sold                             921.4                                  35.3         0.2                956.9
Other operating expenses       811.3       254.6     140.2    356.7       15.8    32.3        23.9      (1.8)   1,633.0
Interest                        67.0                   4.6     10.9        4.7                62.2                149.4
------------------------------------------------------------------------------------------------------------------------
Total                        5,754.2     1,176.0     144.8    367.6       20.5    67.6        86.3      (1.8)   7,615.2
------------------------------------------------------------------------------------------------------------------------
                               199.6       465.6      17.0    (48.8)       2.6     7.2       276.5    (335.4)     584.3
------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)    29.6       173.5       6.2     (9.4)       1.0     2.2       (22.3)               180.8
Minority interest               16.2                          (17.6)               0.1                             (1.3)
------------------------------------------------------------------------------------------------------------------------
Total                           45.8       173.5       6.2    (27.0)       1.0     2.3       (22.3)               179.5
-----------------------------------------------------------------------------------------------------------------------
Net income                 $   153.8   $   292.1  $   10.8  $ (21.8)   $   1.6  $  4.9    $  298.8   $(335.4)  $  404.8
========================================================================================================================

Loews Corporation
Consolidating Statement of Income Information

Six Months Ended               CNA                    Loews       Diamond           Corporate
June 30, 2002              Financial   Lorillard      Hotels      Offshore  Bulova  and Other  Eliminations    Total
------------------------------------------------------------------------------------------------------------------------
(In millions)              (Restated)                                                                         (Restated)

Revenues:
Insurance premiums           $ 5,663.3                                                          $   (1.8)     $ 5,661.5
Investment income, net           927.9  $    21.5    $   0.8      $  17.2     $ 0.2  $  35.3                    1,002.9
Intercompany interest
 and dividends                                                                         255.8      (255.8)
Investment gains (losses)       (161.3)      10.6                    12.2              (33.0)                    (171.5)
Manufactured products                     2,000.0                              72.8                             2,072.8
Other                            328.1        0.7      158.4        390.5       1.1     (0.7)                     878.1
------------------------------------------------------------------------------------------------------------------------
Total                          6,758.0    2,032.8      159.2        419.9      74.1    257.4      (257.6)     $ 9,443.8
------------------------------------------------------------------------------------------------------------------------
Expenses:

Insurance claims and
 policyholders' benefits       4,692.3                                                                          4,692.3
Amortization of deferred
 acquisition costs               901.5                                                                            901.5
Cost of manufactured
 products sold                            1,172.9                              35.3                             1,208.2
Other operating expenses         873.8      238.9      134.7        359.6      31.2     32.4        (1.8)       1,668.8
Interest                          75.1                   4.7         11.8               63.1                      154.7
------------------------------------------------------------------------------------------------------------------------
Total                          6,542.7    1,411.8      139.4        371.4      66.5     95.5        (1.8)       8,625.5
------------------------------------------------------------------------------------------------------------------------
                                 215.3      621.0       19.8         48.5       7.6    161.9      (255.8)         818.3
------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)      55.5      243.5        7.1         17.7       3.3    (33.3)                     293.8
Minority interest                 25.9                               16.2       0.1      0.1                       42.3
------------------------------------------------------------------------------------------------------------------------
Total                             81.4      243.5        7.1         33.9       3.4    (33.2)                     336.1
------------------------------------------------------------------------------------------------------------------------
Income from continuing
 operations                      133.9      377.5       12.7         14.6       4.2    195.1      (255.8)         482.2
Discontinued operations-net      (31.0)                                                                           (31.0)
Cumulative effect of change
 in accounting principle-net     (39.6)                                                                           (39.6)
------------------------------------------------------------------------------------------------------------------------
Net income                   $    63.3  $   377.5     $ 12.7     $   14.6    $  4.2   $195.1    $ (255.8)    $    411.6
========================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------------

OVERVIEW

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation ("CNA"), a 90% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. ("Lorillard"), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. ("Diamond Offshore"), a 54% owned subsidiary); the operation of an interstate natural gas transmission pipeline system (Texas Gas Transmission, LLC ("Texas Gas"), a wholly owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation ("Bulova"), a 97% owned subsidiary).

  Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:

                                                                      Page No.
                                                                      --------

  Consolidated Financial Results                                           65
  Classes of Common Stock                                                  67
  Parent Company Structure                                                 67
  Critical Accounting Estimates                                            68
  Results of Operations by Business Segment                                70
    CNA Financial
      Reserves - Estimates and Uncertainties                               70
      Third Quarter Reserve Review                                         73
      Reinsurance                                                          74
      Terrorism Exposure                                                   76
      Restructuring                                                        77
      Expense Initiatives                                                  78
      Non-GAAP Financial Measures                                          78
      Property and Casualty Segment                                        80
      Group Segment                                                        86
      Life Segment                                                         87
      Other Insurance Segment                                              88
      APMT Reserves                                                        89
    Lorillard                                                              96
    Loews Hotels                                                          100
    Diamond Offshore                                                      100
    Texas Gas                                                             101
    Bulova                                                                102
    Corporate                                                             102
  Liquidity and Capital Resources
    CNA Financial                                                         103
    Lorillard                                                             107
    Loews Hotels                                                          108
    Diamond Offshore                                                      108
    Texas Gas                                                             109
    Bulova                                                                109
    Majestic Shipping                                                     109
    Corporate                                                             110
  Investments                                                             111
  Accounting Standards                                                    122

  Forward-Looking Statements Disclaimer                                   123

  The following discussion should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto.

CONSOLIDATED FINANCIAL RESULTS

  The Company reported consolidated net income (including both the Loews Group and Carolina Group) for the 2003 second quarter of $214.8 million, compared to $198.8 million for the second quarter of 2002.

  Consolidated net income in the second quarter of 2003 includes net investment gains of $250.7 million, compared to a loss of $117.9 million in the second quarter of 2002.

  Net income attributable to Loews common stock for the second quarter of 2003 amounted to $189.8 million or $1.02 per share, compared to $157.4 million or $0.84 per share in the comparable period of the prior year. Net income in the second quarter of 2003 includes net investment gains attributable to Loews common stock of $251.0 million, compared to losses of $119.1 million in the comparable period of the prior year.

  Results for the quarter ended June 30, 2003, included $277.3 million (after tax and minority interest) of unfavorable net prior year reserve development in CNA's property and casualty segment, of which approximately 80% relates to accident year 2000 and prior. The significant unfavorable net prior year premium and loss development was recorded primarily for workers compensation, directors and officers coverages, and a recent adverse arbitration decision involving a single large property and business interruption loss that occurred in 1995. The results also included an increase in the bad debt reserves for reinsurance and insurance receivables, catastrophe losses for the Texas tornados and Midwest rain storms and decreased net investment income. These adverse items were more than offset by increased net investment gains and strong current accident year results. Results for the quarter were also impacted by lower net income from Lorillard due to an increase in sales promotion expenses and lower total sales unit volume.

  Net investment results increased $368.6 million (after tax and minority interest) in the second quarter of 2003 as compared with the same period in 2002. This increase was due primarily to increased gains on sales of fixed maturity securities and a decrease in investment related impairment charges in the second quarter of 2003. Investment related impairment losses (after tax and minority interest) were $18.0 million for the second quarter of 2003 as compared with $169.2 million for the same period in 2002.

  Net income attributable to Carolina Group stock for the second quarter of 2003 was $25.0 million or $0.63 per Carolina Group share, compared to $41.4 million, or $1.03 per Carolina Group share in the second quarter of 2002.

Six Months Ended June 30, 2003 Compared With 2002

  Net income for the first half of 2002 included a loss from discontinued operations at CNA of $31.0 million or $0.16 per share of Loews common stock and a charge for accounting changes of $39.6 million or $0.21 per share of Loews common stock, related to accounting for goodwill and other intangible assets at CNA.

  Consolidated income from continuing operations for the first half of 2003 was $404.8 million, compared to $482.2 million in the comparable period of the prior year. Income from continuing operations includes net investment gains of $194.1 million (after tax and minority interest), compared to a loss of $102.1 million (after tax and minority interest) in the comparable period of the prior year. The lower results reflect the unfavorable net prior year premium and loss development recorded in the second quarter of 2003 for the property and casualty segment as discussed above and the lower results from Lorillard, partially offset by the improvement in net investment gains.

  Income from continuing operations attributable to Loews common stock for the first half of 2003 amounted to $351.2 million or $1.89 per share, compared to $422.8 million or $2.23 per share in the comparable period of the prior year. Income from continuing operations includes net investment gains attributable to Loews common stock of $194.4 million, compared to losses of $103.6 million in the comparable period of the prior year.

  Net income attributable to Carolina Group stock for the first half of 2003 amounted to $53.6 million or $1.34 per Carolina Group share, compared to $59.4 million or $1.48 per share in the comparable period of the prior year.

Components of Net Income

  The following table provides a reconciliation of net income attributable to Loews common stock:

                                                         June 30,
------------------------------------------------------------------------------
                                          Three Months            Six Months
------------------------------------------------------------------------------
                                        2003        2002       2003       2002
------------------------------------------------------------------------------
(In millions)

Income (loss) before net investment
 gains (losses) attributable to
 Loews common stock                  $ (61.2)    $ 276.5   $ 156.8    $ 526.4
Net investment gains (losses)          251.0      (119.1)    194.4     (103.6)
------------------------------------------------------------------------------
Income from continuing operations      189.8       157.4     351.2      422.8
Discontinued operations-net (a)                                         (31.0)
Cumulative effect of changes
 in accounting principle-net (b)                                        (39.6)
------------------------------------------------------------------------------
Net income attributable to
 Loews common stock                  $ 189.8     $ 157.4   $ 351.2    $ 352.2
==============================================================================

(a)  In the first quarter of 2002, CNA sold its life operations in Chile.
(b) Represents the effect of the adoption of SFAS No. 142, which was a change in accounting for goodwill and other intangible assets at CNA.

 CLASSES OF COMMON STOCK

  The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are (a) the Company's 100% stock ownership interest in Lorillard, Inc.; (b) notional, intergroup debt owed by the Carolina Group to the Loews Group ($2.3 billion outstanding at June 30, 2003), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and (c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

  As of June 30, 2003, the outstanding Carolina Group stock represents a 23.01% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all the Company's assets and liabilities other than the 23.01% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

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

PARENT COMPANY STRUCTURE

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

  At June 30, 2003, the book value per share of Loews common stock was $66.96, compared to $61.68 at December 31, 2002.

CRITICAL ACCOUNTING ESTIMATES

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and the related notes. Actual results could differ from those estimates.

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

  The accounting estimates discussed below are considered by management to be critical to an understanding of the Company's financial statements as their application places the most significant demands on management's judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and have a material adverse impact on the Company's results of operations or equity.

Insurance Reserves

  Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity as well as assumptions about expected investment returns. The inherent risks associated with the reserving process are discussed below, in Reserves - Estimates and Uncertainties. Additionally, a review of Results of Operations for CNA's segment results, Environmental Pollution and Mass Tort and Asbestos Reserves, and Third Quarter Reserve Review sections is necessary to understand the sensitivity of management's estimate.

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

  On May 21, 2003 a three judge panel of the Third District Court of Appeal in Miami, Florida reversed a trial court's certification of a statewide class and dismissed the Engle class action in its entirety. A $16.3 billion punitive damage judgment against Lorillard had been awarded by a jury in this case, in July of 2000, as part of the juries' award of $145.0 billion in punitive damages against the major cigarette companies. Plaintiffs are seeking reconsideration of the panel's decision and to have certain questions of law certified for decision to the Florida Supreme Court. The Company and Lorillard believe that the panel's decision should be upheld on further appeals.

  Except for the impact of the State Settlement Agreements as described in
Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the consolidated condensed financial statements for any unfavorable outcome. It is possible that the Company's results of operations, cash flows and its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

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

  The Company's investment portfolio is subject to market declines below book value that may be other-than-temporary. CNA has an Impairment Committee, which reviews its investment portfolio on a quarterly basis with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the period in which the determination occurred. See "Investments - CNA" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 2 of the Notes to Consolidated Condensed Financial Statements included in Item 1 for information related to the Company's impairment charges.

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

  During 2002, CNA underwent management changes and strategic realignment. These events have changed the way CNA manages its operations and makes business decisions and, therefore, necessitated a change in CNA's reportable segments. The financial results for the segment changes are reflected throughout the MD&A.

  The Other Insurance segment is principally comprised of losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance operations and other operations including CNA's interest expense on its corporate borrowings.

  Certain amounts applicable to prior periods have been reclassified to conform to the current period presentation.

Reserves - Estimates and Uncertainties

  CNA maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses and future policy benefits, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported. Claim and claim adjustment expense and future policy benefit reserves are reflected as liabilities on the Consolidated Condensed Balance Sheets under the heading "Insurance Reserves." Adjustments to prior year reserve estimates, if necessary, are reflected in results of operations in the period that the need for such adjustments is determined.

  The level of Insurance Reserves maintained by CNA represents management's best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known at that time. Insurance Reserves are not an exact calculation of liability but instead are complex estimates that are derived by CNA, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain.

  Among the many uncertain future events about which CNA makes assumptions and estimates, many of which have become increasingly unpredictable, are claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling and case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time it is ultimately settled, referred to in the insurance industry as the "tail." These factors must be individually considered in relation to the Company's evaluation of each type of business. Many of these uncertainties are not precisely quantifiable, particularly on a prospective basis, and require significant judgment on the part of CNA's management.

  Given the factors described above, it is not possible to quantify precisely the ultimate exposure or range of exposures represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassesses its reserve estimates as historical loss experience develops and additional claims are reported and settled or additional information becomes available in subsequent periods.

  In addition, CNA is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, and other environmental conditions change. These issues have had and may continue to have a negative effect on CNA's business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of emerging or potential claims and coverage issues include:

  . increases in the number and size of water damage claims, including those related to expenses for testing and remediation of mold conditions;

  . increases in the number and size of claims relating to injuries from medical products, and exposure to lead;

  . changes in interpretation of the named insured provision with respect to the uninsured/underinsured motorist coverage in commercial automobile policies;

  . the effects of recently uncovered accounting and financial reporting scandals and other major corporate governance failures which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims; and

  . a growing trend of plaintiffs targeting insurers in class action litigation relating to claims handling and other practices; and

  .  increases in the number of construction defect claims.

  The future impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of CNA's claim and claim adjustment expense reserves and could lead to future reserve additions. See CNA's Segment Results for a discussion of changes in reserve estimates and the impact on CNA's results of operations.

  CNA's experience has been that establishing reserves for casualty coverages relating to APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others:

  . coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;

  . allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of "joint and several" liability to specific insurers on a risk;

  .  inconsistent court decisions and developing legal theories;

  .  increasingly aggressive tactics of plaintiffs' lawyers;

  . increased filings of claims in certain states to avoid the application of tort reform statute effective dates;

  .  the risks and lack of predictability inherent in major litigation;

  . a further increase or decrease in asbestos and environmental claims which cannot now be anticipated;

  . continued increase in mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims;

  . the role the exhaustion of primary limits for certain accounts and increased demands of any umbrella or excess policies CNA has issued;

  .  the number and outcome of direct actions against CNA; and

  . future developments pertaining to CNA's ability to recover reinsurance for asbestos and environmental claims.

  It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of APMT claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. A further uncertainty exists as to whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established and approved through federal legislation, and, if established and approved, whether it will contain funding requirements in excess of CNA's carried loss reserves.

  Due to the factors described above, among others, establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of CNA management. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, CNA may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the Environmental Pollution and Mass Tort and Asbestos Reserves section of the MD&A for additional information relating to APMT claims and reserves.

  CNA's recorded Insurance Reserves, including APMT reserves, reflect management's best estimate as of a particular point in time based upon known facts, current law and management's judgment. In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA identifying information and trends that have caused CNA to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect CNA's business, insurer financial strength and debt ratings and the Company's results of operations or equity.

Third Quarter Reserve Review

  Adverse trends in APMT and certain non-APMT property and casualty segments continue to impact the property and casualty insurance industry. As noted in Reserves - Estimates and Uncertainties, CNA reviews its Insurance Reserves on a regular basis. As part of these reviews, CNA has noted an increase in reported construction defect claims. In addition, other volatile exposures will also be reviewed on a comprehensive basis in the third quarter.

  While CNA continues to monitor and evaluate its APMT exposures on a regular basis, the completion of a comprehensive ground up analysis of its APMT exposures, previously scheduled for the second quarter, will be completed in the third quarter of 2003. Significant resources were dedicated to the proposed national asbestos reform legislation, as discussed in Reserves - Estimates and Uncertainties section of the MD&A, and to support the regulatory reviews described below. As such, CNA plans to complete its more formal and comprehensive analysis in the third quarter of 2003.

  In addition, in connection with routine state regulatory exams of Continental Casualty Company ("CCC") and Continental Insurance Company ("CIC"), an independent actuarial firm is in the process of reviewing CNA's property and casualty Insurance Reserves as of December 31, 2001. CNA intends to have the independent actuarial firm update its review to include an assessment of its December 31, 2002 property and casualty Insurance Reserves using more recent data. These independent reviews are expected to be completed by December 31, 2003. CNA will consider the results of these independent actuarial reviews in the reserving process. It is uncertain as to what action, if any, the state departments of insurance may take as a result of these examinations.

  While CNA management believes that CNA's property and casualty Insurance Reserves as of June 30, 2003 are appropriate and represent CNA management's best estimate of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known at that time, CNA, as a result of the Third Quarter Reviews, the reviews being conducted by the independent actuarial firm and other factors deemed relevant by the Company, may in future periods determine that its recorded Insurance Reserves are not sufficient and may need to increase its reserves by amounts that may be material, which could adversely affect CNA's business, insurer financial strength and debt ratings (see the Ratings section of Liquidity - CNA, in the MD&A) and the Company's results of operations and equity. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.

Reinsurance

  CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business.

  Interest cost on reinsurance contracts accounted for on a funds withheld basis is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $93.5 and $56.4 million for the three months ended June 30, 2003 and 2002 and $140.2 and $114.5 million for the six months ended June 30, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,500.0 and $2,766.0 million at June 30, 2003 and December 31, 2002.

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

  As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, CNA has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. One of CNA's principal credit exposures from these recent events arises from reinsurance receivables from Gerling Global ("Gerling").

  CNA has been in discussions with Gerling with respect to resolving a dispute concerning possession of collateral on three CNA HealthPro treaties, and is in discussions regarding a possible commutation of all other reinsurance arrangements between CNA and Gerling. The three CNA HealthPro treaties were commuted as of June 30, 2003, which resulted in a $37.0 million pretax loss. CNA estimates that these commutations will reduce pretax interest expense related to these treaties by approximately $8.0 million over the balance of 2003 and $11.0 million in 2004.

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

  CNA has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $239.9 and $195.7 million at June 30, 2003 and December 31, 2002. CNA increased the allowance by $40.0 million in the second quarter of 2003 in recognition of deterioration of the financial strength ratings of several reinsurers. While CNA believes the allowance for doubtful accounts is adequate based on existing collateral and information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company's results of operations or equity.

  CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA's property and casualty lines of business (the "Aggregate Cover"). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8% per annum. If the aggregate loss ratio for the three-year period exceeds certain thresholds, additional premiums may be payable and the rate at which interest charges are accrued would increase to 8.25% per annum commencing in 2006.

  During the second quarter of 2003, as a result of the unfavorable reserve development recorded related to accident year 2000, losses of $78.0 million were ceded under the first section of the Aggregate Cover. In 2001, as a result of reserve additions including those related to accident year 1999, the $500.0 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510.0 million were ceded under the second section as a result of losses related to the September 11, 2001 World Trade Center Disaster and related events ("WTC event").

  The impact of the Aggregate Cover on pretax results of operations was as follows:


                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
---------------------------------------------------------------------  -------------------------
                                                  2003          2002         2003          2002
------------------------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                         $  (28.0)                  $  (28.0)
Ceded claim and claim adjustment expense          78.0                       78.0
Interest charges (included in net
 investment income)                              (22.0)     $  (12.0)       (35.0)    $   (25.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                      $   28.0      $  (12.0)    $   15.0     $   (25.0)
================================================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $760.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $760.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. Losses of $745.0 million have been ceded under the CCC Cover through June 30, 2003.

  The impact of the CCC Cover on pretax results of operations was as follows:

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
---------------------------------------------------------------------  -------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                         $ (91.0)                    $ (91.0)      $ (61.0)
Ceded claim and claim adjustment expenses       126.0                       126.0          93.0
Interest charges                                (27.0)       $  (6.0)       (35.0)        (16.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                      $   8.0        $  (6.0)                   $  16.0
================================================================================================

  The impact by operating segment of the Aggregate Cover and the CCC Cover on results of operations was as follows:


                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
---------------------------------------------------------------------  -------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Standard Lines                                $  36.0        $ (13.0)    $   23.0      $  (25.0)
Specialty Lines                                  (2.0)          (2.0)        (4.0)         (4.0)
CNA Re                                            2.0           (3.0)        (3.0)         20.0
------------------------------------------------------------------------------------------------
Total Property and Casualty                      36.0          (18.0)        16.0          (9.0)
Corporate and Other                                                          (1.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                      $  36.0        $ (18.0)    $   15.0      $   (9.0)
================================================================================================

Terrorism Exposure

  CNA and the insurance industry incurred substantial losses related to the WTC event. For the most part, the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

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

  Insurance companies providing commercial property and casualty insurance are required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program, but they are pre-empted in relation to prior approval requirements for rates and forms. The Act has policyholder notice requirements in order for insurers to be reimbursed for terrorism-related losses and, from the date of enactment until December 31, 2004, a mandatory offer requirement for terrorism coverage, although the coverage may be rejected by insureds. The Secretary of the Department of the Treasury has discretion to extend this offer requirement until December 31, 2005.

  While the Act provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event through 2005, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, the Company's results of operations or equity could nevertheless be materially adversely impacted by them. CNA is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions (where applicable) and the use of reinsurance. In addition, under state laws, CNA is generally prohibited from excluding terrorism exposure from its primary workers compensation, individual life and group life and health policies. In those states that mandate property insurance coverage of damage from fire following a loss, CNA is also prohibited from excluding terrorism exposure under such coverage.

  Reinsurers' obligations for terrorism-related losses under reinsurance agreements are not covered by the Act. CNA's current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

Restructuring

  As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, CNA finalized and approved two separate restructuring plans in 2001. The first plan related to CNA's Information Technology operations (the "IT Plan"). The second plan related to restructuring the property and casualty segments and Life Operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the "2001 Plan").

  No restructuring and other related charges related to the IT Plan were incurred for the three and six months ended June 30, 2003 and 2002. During 2003, $1.0 million in payments were charged against the liability. As of June 30, 2003, the accrued liability relating to employee termination and related benefit costs was $4.0 million. The remaining accrual is expected to be paid through 2004.

  No restructuring and other related charges related to the 2001 Plan were incurred for the three and six months ended June 30, 2003 and 2002. During 2003, $11.0 million in payments for occupancy and employee related costs and $1.0 million of other restructuring costs were charged against the liability. As of June 30, 2003, the accrued liability, relating primarily to lease termination costs, was $26.0 million. Of the remaining accrual, approximately $6.0 million is expected to be paid in the remainder of 2003.

Expense Initiatives

  CNA has launched a $200.0 million expense reduction initiative. The primary components of the initiative are a reduction of the current workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. Strategies expected to realize such savings are anticipated to be implemented over the next year.

Non-GAAP Financial Measures

  The MD&A discusses certain GAAP and non-GAAP financial measures in order to provide information used by CNA management to monitor CNA's operating performance. Management utilizes various financial measures to monitor CNA's insurance operations and investment portfolio. Underwriting results, which are derived from certain income statement amounts, are considered non-GAAP financial measures and are used by management to monitor performance of CNA's insurance operations. CNA's investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or impairment of investments that produce realized gains and losses. Net realized investment gains and losses, which are comprised of after-tax realized investment gains and losses net of participating policyholders' and minority interest are a non-GAAP financial measure.

  Underwriting results are computed as net earned premiums less net incurred claims and the cost incurred to settle these claims, acquisition expenses, underwriting expenses, and dividend expenses. CNA's management uses underwriting results to monitor its insurance operations' results without the impact of certain factors, including investment income, other revenues, other expenses, minority interest, income tax benefit (expense) and net realized investment gains or losses. Management excludes these factors in order to analyze the direct relationship between the net earned premiums and the related claims and the cost incurred to settle these claims, acquisition expenses, underwriting expenses and dividend expenses.

  Management excludes after-tax net realized investment gains or losses when analyzing the insurance operations because net realized investment gains or losses related to CNA's available-for-sale investment portfolio are largely discretionary, except for losses related to other-than-temporary impairments, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance.

  Operating ratios are calculated using insurance results and are used by the insurance industry and regulators such as state departments of insurance and the National Association of Insurance Commissioners for financial regulation and as a basis of comparison among companies. The ratios discussed in CNA's MD&A are calculated using GAAP financial results and include the loss and loss adjustment expense ratio ("loss ratio") as well as the expense, dividend and combined ratios. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

  CNA's investment portfolio is monitored by management through analyses of various factors including unrealized gains and losses on securities, portfolio duration and exposure to interest rate, market and credit risk. Based on such analyses, CNA may impair an investment security in accordance with its policy, or sell a security. Such activities will produce realized gains and losses.

  While management uses various non-GAAP financial measures to monitor various aspects of CNA's performance, relying on any measure other than net income, which is the most directly comparable GAAP measure to underwriting results and realized gains and losses, is not a complete representation of financial performance. Management believes that its process of evaluating performance through the use of these non-GAAP financial measures provides a basis for understanding the operations and the impact to net income as a whole. Management also believes that investors find these non-GAAP financial measures described above useful to help interpret the underlying trends and performance, as well as to provide visibility into the significant components of net income.

  Throughout the MD&A, CNA's business segment results are discussed using Underwriting Results, which as described above is a non-GAAP measure. The following reconciliations are provided in order to understand the differences between Underwriting Results and net income (loss).

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
---------------------------------------------------------------------  -------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Underwriting loss                             $(493.0)       $(125.0)     $(568.0)      $(229.0)
Net investment income                           185.0          257.0        389.0         453.0
Other revenues                                   85.0          113.0        177.0         251.0
Other expenses                                  (84.0)         (95.0)      (161.0)       (197.0)
------------------------------------------------------------------------------------------------
(Loss) income, before income tax
 benefit (expense), minority interest
 and net realized investment gains (losses)    (307.0)         150.0       (163.0)        278.0
Income tax expense (benefit)                    120.0          (41.0)        85.0         (80.0)
Minority interest                                17.2          (17.9)         3.8         (32.1)
------------------------------------------------------------------------------------------------
Operating (loss) income                        (169.8)          91.1        (74.2)        165.9
Realized investment gains (losses), net of
 participating policyholders' and
 minority interest                              264.2          (58.3)       272.2         (48.3)
Income tax (benefit) expense on realized
 investment gains (losses)                      (96.5)          22.0        (98.8)         20.0
------------------------------------------------------------------------------------------------
(Loss) income from continuing operations         (2.1)          54.8         99.2         137.6
Cumulative effect of change in accounting
 principle-net                                                                            (33.3)
------------------------------------------------------------------------------------------------
Net (loss) income                             $  (2.1)       $  54.8      $  99.2       $ 104.3
================================================================================================

Operating Results

Property and Casualty

  CNA conducts its property and casualty operations through the following operating segments: Standard Lines, Specialty Lines and CNA Re. In addition to those operating segments, certain other are reported in the Other segment.

  The following table summarizes key components of the Property and Casualty Segment results of operations for the three and six months ended June 30, 2003 and 2002:

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)


Net written premiums                          $ 1,694.0      $ 1,788.0   $ 3,667.0    $ 3,578.0
Net earned premiums                             1,621.0        1,735.0     3,437.0      3,396.0
Underwriting loss                                (493.0)        (125.0)     (568.0)      (229.0)
(Loss) income before net realized
 investment gains (losses)                       (169.8)          91.1       (74.2)       165.9
Net realized investment gains (losses)            167.7          (36.3)      173.4        (28.3)
(Loss) income from continuing operations           (2.1)          54.8        99.2        137.6

Ratios
  Loss and loss adjustment expense                 91.6%          76.0%       81.0%        74.3%
  Expense                                          38.1           30.3        34.7         31.5
  Dividend                                          0.7            0.9         0.8          1.0
------------------------------------------------------------------------------------------------
  Combined                                        130.4%         107.2%      116.5%       106.8%
================================================================================================

Three Months Ended June 30, 2003 Compared with 2002

  Net written premiums for the Property-Casualty Segment decreased $94.0 million and net earned premiums decreased $114.0 million for the three months ended June 30, 2003 as compared with the same period in 2002. These decreases were due primarily to increased ceded premiums related to corporate aggregate and other reinsurance treaties. Partially offsetting these items were rate and production increases and new business through out the Property-Casualty segment.

  Standard Lines averaged rate increases of 17.0% and 28.0% for the three months ended June 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 74.0% and 66.0% were achieved for those contracts that were up for renewal.

  Specialty Lines averaged rate increases of 24.0% for the three months ended June 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 80.0% and 76.0% were achieved for those contracts that were up for renewal.

  Income from continuing operations decreased $56.9 million for the three months ended June 30, 2003 as compared with the same period in 2002. The decrease in results was primarily due to decreased underwriting results and decreased net investment income, partially offset by increased net realized investment gains.

  The combined ratio increased 23.2 points and underwriting results decreased $368.0 million for the three months ended June 30, 2003 as compared with the same period in 2002. This change was due to increases in the loss and expense ratios. The loss ratio increased 15.6 points due principally to unfavorable net prior year development discussed below and $59.0 million of catastrophe losses, primarily related to Texas tornados and Midwest rain storms in 2003. Catastrophe losses were $6.0 million for the three months ended June 30, 2002. Partially offsetting these items were improvements in the current net accident year loss ratio and cessions to corporate aggregate reinsurance treaties.

  The expense ratio increased 7.8 points as a result of a decreased net earned premium base and a $39.0 million increase in pretax bad debt expense, primarily related to Excess and Surplus ("E&S") lines. Based on recent experience with troubled unsecured creditors, an increase in the bad debt reserve was deemed appropriate. Also increasing the expense ratio was approximately $17.0 million of expenses related to eBusiness in 2003. The 2002 eBusiness expenses were included in the Other Insurance segment.

  Unfavorable net prior year development, including premium and claim and allocated claim adjustment expense reserve development, of $485.0 million, including $254.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $231.0 million of unfavorable premium development, was recorded for the three months ended June 30, 2003. Unfavorable net prior year development of $49.0 million, including $51.0 million of unfavorable claim and claim adjustment expense reserve development and $2.0 million of favorable premium development, was recorded for the same period in 2002.

  Unfavorable net prior year development of approximately $310.0 million, including $233.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $77.0 million of unfavorable premium development, was recorded for large account business, driven by workers compensation exposures. This development resulted from the completion of reserve reviews for large account business where the insured is often responsible for a portion of the losses, and claims are handled by CNA. The review did not cover the large account business where claims are handled by a third-party administrator ("TPA"). Initial reserves for this business are set based on the expected losses associated with the individual accounts covered and the terms of the individual plans. Based on analyses completed during the second quarter, it became apparent that the assumptions regarding the number and size of the losses, which were used to estimate the expected losses were no longer appropriate. The analysis showed that the actual number of claims and the average claim size were larger than expected. The development was recorded in accident years prior to 2002.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75.0 million was recorded related to a recent adverse arbitration decision involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which CNA was a participant. The loss was caused by a fire which occurred in 1995. CNA no longer participates in this pool.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75.0 million was recorded primarily for directors and officers exposures. The reserve development was a result of a claims review in the second quarter of 2003 of securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The development was recorded in accident years 2000 through 2002.

  Approximately $37.0 million of losses were recorded as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro related to accident years 1999 through 2001. Further information regarding this commutation is provided in the Reinsurance section of the MD&A.

  Approximately $25.0 million of unfavorable net prior year premium development was recorded related to a second quarter 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, CNA recorded approximately $36.0 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under this contract. The development was recorded in accident year 2000.

  Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the Surety line of business as the result of recent developments on one large claim.

  Approximately $11.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from a program covering facilities that provide services to developmentally disabled individuals. This development was due to an increase in the size of known claims and increases in policyholder defense costs. The reserve development was recorded to accident years prior to 2001.

  Unfavorable net prior year claim and claim adjustment expense reserve development of approximately $11.0 million was recorded for a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. CNA had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, CNA ceased writing business under this program.

  Offsetting these unfavorable reserve developments was an $85.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $204.0 million of ceded losses and $119.0 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of the MD&A for further discussion of CNA's aggregate reinsurance treaties.

  Recent concerns about reinsurance security, prompted in part by rating agency downgrades of several reinsurer's financial strength ratings, have impacted the reinsurance marketplace. Many ceding companies are seeking provisions for the collateralization of assumed reserves in the event of a financial strength ratings downgrade or other triggers. CNA Re has been impacted by this trend and has entered into several contracts with rating or other triggers. See the Ratings section of the MD&A for more information.

Six Months Ended June 30, 2003 Compared with 2002

  Net written premiums for the Property-Casualty Segment increased $89.0 million and net earned premiums increased $41.0 million for the six months ended June 30, 2003 as compared with the same period in 2002. These increases were due primarily to increased ceded premiums related to corporate and other aggregate reinsurance treaties. Partially offsetting this item were rate and production increases and new business through out the Property-Casualty segment.

  Standard Lines averaged rate increases of 19.0% and 29.0% for the six months ended June 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 73.0% and 66.0% were achieved for those contracts that were up for renewal.

  Specialty Lines averaged rate increases of 27.0% and 21.0% for the six months ended June 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 80.0% and 76.0% were achieved for those contracts that were up for renewal.

  Income from continuing operations decreased $38.4 million for the six months ended June 30, 2003 as compared with the same period in 2002. The decrease in net income was primarily due to decreased underwriting results and decreased net investment income partially offset by increased net realized investment gains.

  In addition, net income for the first quarter of 2002 included a non-recurring currency translation gain on U.S. dollar denominated investments held by an Argentinean subsidiary. The Argentine government changed its local currency and required conversion of all U.S. denominated investments to Argentine Pesos. This conversion resulted in a translation gain of $18.0 million, which was partially offset by a write-off of the goodwill of that entity in the amount of $10.0 million.

  The combined ratio increased 9.7 points and underwriting results decreased $339.0 million for the six months ended June 30, 2003 as compared with the same period in 2002. This change was due to increases in the loss and expense ratios. The loss ratio increased 6.7 points due principally to unfavorable net prior year development discussed below and $72.0 million of catastrophe losses, primarily related to Texas tornados and Midwest rain storms. Catastrophe losses were $9.0 million for the six months ended June 30, 2002. Partially offsetting these declines were improvements in the current net accident year loss ratio and cessions to corporate aggregate reinsurance treaties.

  The expense ratio increased 3.2 points as a result of a decreased net earned premium base and a $39.0 million increase in pretax bad debt expense, primarily related to Excess and Surplus ("E&S") lines. Based on recent experience with troubled unsecured creditors, an increase in the bad debt reserve was deemed appropriate. Also increasing the expense ratio was approximately $33.0 million of expenses related to eBusiness in 2003. The 2002 eBusiness expenses were included in the Other Insurance segment.

  Unfavorable net prior year development, including premium and claim and allocated claim adjustment expense reserve development, of $514.0 million, including $343.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $171.0 million of unfavorable premium development, was recorded for the three months ended June 30, 2003. Unfavorable net prior year reserve development of $10.0 million, including $13.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $3.0 million of favorable premium development, was recorded for the same period in 2002, of which $32.0 million of favorable development, including $93.0 million of favorable claim and allocated claim adjustment expense reserve development and $61.0 million of unfavorable premium development, related primarily to the corporate aggregate reinsurance treaties discussed below. The gross carried claim and allocated claim adjustment expense reserve was $19,942.0 and $19,714.0 million at June 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $11,811.0 and $11,997.0 million at June 30, 2003 and December 31, 2002.

  Unfavorable net prior year development of approximately $310.0 million, including $233.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $77.0 million of unfavorable premium development, was recorded for large account business, driven by workers compensation exposures. This reserve development resulted from the completion of reserve reviews for large account business where the insured is often responsible for a portion of the losses, and claims are handled by CNA. The review did not cover the large account business where claims are handled by a TPA. Initial reserves for this business are set based on the expected losses associated with the individual accounts covered and the terms of the individual plans. Based on analyses completed during the second quarter, it became apparent that the assumptions regarding the number and size of the losses, which were used to estimate the expected losses were no longer appropriate. The analysis showed that the actual number of claims and the average claim size were larger than expected. The development was recorded in accident years prior to 2002.

  Unfavorable net prior year reserve claim and allocated claim adjustment reserve development of approximately $75.0 million was recorded related to a recent adverse arbitration decision involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which CNA was a participant. The loss was caused by a fire which occurred in 1995. CNA no longer participates in this pool.

  Unfavorable net prior year claim and allocated claim adjustment expense development of approximately $75.0 million was recorded primarily for directors and officers exposures. The reserve development was a result of a claims review in the second quarter of 2003 of securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded in accident years 2000 through 2002.

  Approximately $37.0 million of losses were recorded as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro related to accident years 1999 through 2001. Further information regarding this commutation is provided in the Reinsurance section of the MD&A.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $36.0 million was recorded for a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. CNA had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, CNA ceased writing business under this program.

  Approximately $25.0 million of unfavorable net prior year premium development was recorded related to a second quarter 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, CNA recorded approximately $36.0 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under this contract. The development was recorded in accident year 2000.

  Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the Surety line of business as the result of recent developments on one large claim.

  Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from a program covering facilities that provide services to developmentally disabled individuals. The development was due to an increase in the size of known claims and increases in policyholder defense costs. The reserve development was recorded in accident years prior to 2001.

  Favorable prior year claim and allocated claim adjustment expense reserve development was recorded in property lines primarily in the first quarter of 2003. The favorable reserve development was principally from accident years 2001 and 2002 and was the result of the lower than expected number of large losses in recent years.

  Offsetting these unfavorable developments was an $85.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $204.0 million of ceded losses and $119.0 million of ceded premiums for accident years 2000 and 2001. Favorable development of $32.0 million, including $93.0 million of favorable claim and allocated claim adjustment expense reserve development and $61.0 million of unfavorable premium development, was recorded for the six months ended June 30, 2002, related primarily to the WTC event discussed below. See Reinsurance for further discussion of CNA's aggregate reinsurance treaties.

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

Group

Three Months Ended June 30, 2003 Compared with 2002

  Net earned premiums for Group Operations decreased $491.0 million for the three months ended June 30, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the transfer of the Mail Handlers Plan. Net earned premiums for the Mail Handlers Plan were $535.0 million for the three months ended June 30, 2002. This item was partially offset by premium growth in the disability, life and long term care products within Group Benefits due to increased new sales and rate increases.

  Group Operations achieved rate increases that averaged approximately 7.0% and 6.0% for the three months ended June 30, 2003 and 2002 for the disability, accident and life lines of business within Group Benefits for those contracts that were renewed during the period. Premium persistency rates of approximately 84.0% and 83.0% were achieved for those contracts that were up for renewal for the three months ended June 30, 2003 and 2002.

  Income from continuing operations increased by $28.5 million for the three months ended June 30, 2003 as compared with the same period in 2002. The increase in net operating income related primarily to an increase in net realized investment gains, the positive impact of premium growth within Group Benefits and the absence of unfavorable net operating results related to the variable products business, which was sold to The Phoenix Companies, Inc. in the third quarter of 2002. These items were partially offset by the absence of net income related to the Mail Handlers Plan. See Investments for further discussion on net investment income and net realized gains (losses).

Six Months Ended June 30, 2003 Compared with 2002

  Net earned premiums for Group Operations decreased $1,081.0 million for the six months ended June 30, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the transfer of the Mail Handlers Plan. Net earned premiums for the Mail Handlers Plan were $1,151.0 million for the six months ended June 30, 2002. This item was partially offset by premium growth in the disability, life and long term care products within Group Benefits due to increased new sales and rate increases.

  Group Operations achieved rate increases that averaged approximately 6.0% and 5.0% for the six months ended June 30, 2003 and 2002 for the disability, accident and life lines of business within Group Benefits of those contracts that were renewed during the period. Premium persistency rates of approximately 86.0% and 79.0% were achieved for those contracts that were up for renewal for the six months ended June 30, 2003 and 2002.

  Income from continuing operations decreased by $6.4 million for the six months ended June 30, 2003 as compared with the same period in 2002. The decrease in net income related primarily to increased net realized investment losses and the absence of net income related to the Mail Handlers Plan. These items were partially offset by the absence of unfavorable results related to the variable products business, which was sold to The Phoenix Companies, Inc. in the third quarter of 2002, the positive impact of premium growth within Group Benefits and favorable single premium guaranteed annuities mortality. See Investments for further discussion of net investment income and net realized gains (losses).

Life

Three Months Ended June 30, 2003 Compared with 2002

  Net earned premiums for Life Operations increased $29.0 million for the three months ended June 30, 2003 as compared with the same period in 2002. The increase in net earned premiums was due primarily to higher sales of structured settlement annuities and growth in the individual long term care and life insurance products.

  During the three months ended June 30, 2003, CNA completed a review of its individual long term care product offerings. The focus of the review was to determine whether the current products provide adequate pricing flexibility under the range of reasonably possible claims experience levels. Based on the review and current market conditions, CNA decided to significantly reduce new sales of this product and certain infrastructure costs, and recorded $4.0 million pretax of associated severance costs in the second quarter of 2003. Premium will continue to be received on inforce business, but the actions to reduce new business will lower the rate of overall premium growth for this line. CNA does not expect these actions to have a material adverse impact on the results of operations.

  Income from continuing operations increased by $38.0 million for the three months ended June 30, 2003 as compared with the same period in 2002. The increase in net income related primarily to increased net realized investment gains and a $2.7 million improvement in net operating results for life settlement contracts. Partially offsetting these items were unfavorable individual long term care morbidity due to increased severity, the severance costs noted above and decreased net investment income. See Investments for further discussion on net investment income and net realized gains (losses).

Six Months Ended June 30, 2003 Compared with 2002

  Net earned premiums for Life Operations increased $45.0 million for the six months ended June 30, 2003 as compared with the same period in 2002. The increase in net earned premiums was due primarily to growth in the individual long term care product, higher sales of structured settlement annuities and growth in life insurance products.

  Income from continuing operations decreased by $17.1 million for the six months ended June 30, 2003 as compared with the same period in 2002. The decrease in net income related primarily to unfavorable individual long term care morbidity, due to increased severity, the write-off of $4.5 million after-tax of capitalized software costs and lower net investment income, partially offset by increased net realized investment gains and a $3.6 million improvement in results for life settlement contracts. Also contributing to the decrease were severance costs related to the individual long term care product. See Investments for further discussion on net investment income and net realized gains (losses).

Other Insurance

Three Months Ended June 30, 2003 Compared with 2002

  Total revenues, which include net earned premiums, net investment income, other revenue and realized investment gains, increased $14.5 million for the three months ended June 30, 2003 as compared with the same period in 2002. The increase in total revenues was due primarily to increased realized investment gains, partially offset by reduced revenues from CNA UniSource and reduced net earned premiums in group reinsurance due to the exit of these businesses in 2002.

  Income from continuing operations increased $33.9 million for the three months ended June 30, 2003 as compared with the same period in 2002. The increase was due primarily to increased net realized investment gains, partially offset by a $23.4 million addition (after tax and minority interest) to the allowance for doubtful accounts in recognition of deterioration of the financial strength rating of several reinsurers. The 2003 results were favorably impacted by the absence of eBusiness expenses, which beginning in 2003 were included in the property and casualty operating segments of CNA. In addition, reduced losses from CNA UniSource favorably impacted net income. See Investments for further discussion of net investment income and net realized gains (losses).

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $6.0 million related to certain run-off operations was recorded for the three months ended June 30, 2003. Favorable net prior year claim and allocated claim adjustment expense reserve development of $12.0 million was recorded for the same period in 2002.

Six Months Ended June 30, 2003 Compared with 2002

  Total revenues, which include net earned premiums, net investment income, other revenue and realized investment gains, increased $4.7 million for the six months ended June 30, 2003 as compared with the same period in 2002. The increase in total revenues was due primarily to increased realized investment gains, partially offset by reduced revenues from CNA UniSource and reduced net earned premiums in group reinsurance due to the exit of these businesses in 2002.

  Income from continuing operations improved $81.8 million for the six months ended June 30, 2003 as compared with the same period in 2002. The 2003 income from continuing operations was favorably impacted by increased net realized investment gains and the absence of eBusiness expenses, which beginning in 2003 were included in the property and casualty operating segments of the Company. In addition, reduced losses from CNA UniSource favorably impacted the results from operations. Partially offsetting these increases was a $23.4 million after-tax addition to the allowance for doubtful accounts in recognition of deterioration of the financial strength rating of several reinsurers. See Investments for further discussion on net investment income and net realized gains (losses).

  Unfavorable net prior year development, including premium and claim and allocated claim adjustment expense reserve development, of $3.0 million, including $9.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $6.0 million of favorable premium development, related to certain run-off operations was recorded for the six months ended June 30, 2003. Favorable net prior year development of $13.0 million, including $10.0 million of favorable claim and claim adjustment expense reserve development and $3.0 million of favorable premium development, was recorded for the same period in 2002. The gross carried claim and allocated claim adjustment expense reserve was $5,077.0 and $4,847.0 million at June 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $1,896.0 and $2,002.0 million for June 30, 2003 and December 31, 2002.

  CNA entered into a retroactive reinsurance agreement as part of the sale of CNA's personal insurance business to The Allstate Corporation ("Allstate") in 1999. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1.0 billion. CNA's remaining obligation valued under this loss sharing provision as of October 1, 2003, will be settled by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies exceeded $1.0 billion during the second quarter of 2003. CNA has established reserves for its estimated liability under this loss sharing arrangement.

APMT Reserves

  CNA's property and casualty insurance subsidiaries have actual and potential exposures related to APMT claims.

  Establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of CNA management. Accordingly a high degree of uncertainty remains for CNA's ultimate liability for APMT claim and claim adjustment expenses.

  In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of "joint and several" liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs' lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; a further increase in asbestos and environmental claims which cannot now be anticipated; continued increase in mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; the role the exhaustion of primary limits for certain accounts and increased demands on any umbrella or excess policies CNA has issued; and future developments pertaining to CNA's ability to recover reinsurance for asbestos and environmental claims.

  Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

  The following table provides data related to CNA's APMT claim and claim adjustment expense reserves:


                                                  June 30, 2003            December 31, 2002
------------------------------------------------------------------------------------------------
                                             Environmental             Environmental
                                             Pollution and             Pollution and
                                               Mass Tort    Asbestos     Mass Tort      Asbestos
------------------------------------------------------------------------------------------------
(In millions)


Gross reserves                                 $ 780.0        $1,662.0      $  830.0   $1,758.0
Ceded reserves                                  (299.0)         (501.0)       (313.0)    (527.0)
------------------------------------------------------------------------------------------------

Net reserves                                   $ 481.0        $1,161.0      $  517.0   $1,231.0
================================================================================================

  Since 1999, CNA has performed semi-annual ground-up reviews of all open APMT claims to evaluate the adequacy of CNA's APMT reserves. As noted in Third Quarter Reserve Reviews, CNA is currently undergoing a ground-up review of all open APMT claims. In doing so, CNA considers input from its analyst professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder's present and future exposures, including such factors as claims volume, trial conditions, settlement demands and defense costs; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

  Due to significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Prior reviews have at times resulted in CNA strengthening its APMT reserves and management may strengthen CNA's reserves as a result of the Third Quarter Reserve Reviews and any subsequent reserve studies. Any such potential additional liability or range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA's business, insurer financial strength and debt ratings and the Company's results of operations and equity.

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

  A number of proposals to reform Superfund have been made by various parties. However no reforms were enacted by Congress during 2002 or during the first six months of 2003, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations or equity.

  During 2002 and continuing into 2003, mass tort claims arising from alleged injury due to exposure to silica and silica containing products have been increasing. CNA is monitoring silica mass tort claims to assess what, if any, impact the increased claims may have on mass tort reserves. As to other mass tort subtypes, CNA has not experienced material negative development either in the number of claims or in the emergence of new policyholders seeking coverage for known mass tort sub-types. CNA's ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by CNA post 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

  As of June 30, 2003 and December 31, 2002, CNA carried approximately $481.0 and $517.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the three and six months ended June 30, 2003 and 2002. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $36.0 and $58.0 million for the six months ended June 30, 2003 and 2002.

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

  Since 2002, at least 17 companies filed for bankruptcy protection citing costs associated with asbestos claims litigation as a basis for filing. Since 1982, at least 67 companies, including the 17 companies that filed since 2002, that mined asbestos, or manufactured or used asbestos-containing products, have filed for bankruptcy. This phenomenon has prompted plaintiff attorneys to file claims against companies that had only peripheral involvement with asbestos. Many of these defendants were users or distributors of asbestos-containing products, or manufacturers of products in which asbestos was encapsulated. These defendants include equipment manufacturers, brake, gasket, and sealant manufacturers, and general construction contractors. According to a comprehensive report on asbestos litigation recently released by the Rand Corporation, over 6,000 companies have been named as defendants in asbestos lawsuits, with 75 out of 83 different types of industries in the United States impacted by asbestos litigation. The study found that a typical claimant names 70 to 80 defendants, up from an average of 20 in the early years of asbestos litigation.

  Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms it aggressively litigates the claim. Adverse developments with respect to such matters discussed in this paragraph could have a material adverse effect on CNA's results of operations or equity.

  Certain asbestos litigations in which CNA is currently engaged are described below:

  On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA will be required to pay $74.0 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA's liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged "non-products" exposures. The settlement is subject to bankruptcy court approval and confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims.

  CNA is engaged in insurance coverage litigation with underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company ("Keasbey") in New York State court (Continental Casualty Co. v. Nationwide Indemnity Co. et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however Keasbey's involvement at a number of worksites is a highly contested issue. Therefore, the defense disputes the percentage of such claimants with possibly valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies' aggregate limits for products and completed operations claims. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit.

  CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. ("Burns & Roe"). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970.

  CIC issued certain primary and excess policies to Bendix Corporation ("Bendix"), now part of Honeywell International Inc ("Honeywell"). Honeywell faces approximately 50,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC's primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC's policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-75 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, that even if Honeywell's allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-75 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

  Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio action, plaintiffs allege the defendants negligently performed duties undertaken to protect the public from the effects of asbestos (Varner v. Ford Motor Co., et al., (Cuyahoga County, Ohio)). Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. A direct action has also been filed in Montana (Pennock, et al.
v. Maryland Casualty, et al., First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that CNA failed to fulfill its obligations as W.R. Grace's Workers Compensation carrier because of the alleged negligent failure of CNA to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. This action is currently stayed as to CNA because of W.R. Grace's pending bankruptcy. On July 23, 2003, the stay of the litigation was lifted by the District Court as to Maryland Casualty. The time for an appeal by Maryland Casualty has not expired. The stay of the litigation may also be lifted as to CNA. It is difficult to predict the outcome or financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted.

  CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA's business, insurer financial strength and debt ratings and CNA's equity.

  As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of management and consideration of many complex factors, including:

  . inconsistency of court decisions, jury attitudes and future court decisions;

  .  specific policy provisions;

  .  allocation of liability among insurers and insureds;

  .  missing policies and proof of coverage;

  .  the proliferation of bankruptcy proceedings and attendant uncertainties;

  .  novel theories asserted by policyholders and their counsel;

  . the targeting of a broader range of businesses and entities as defendants;

  . the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims;

  .  volatility in claim numbers and settlement demands;

  . increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims;

  . the efforts by insureds to obtain coverage not subject to aggregate limits;

  . long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

  .  medical inflation trends;

  .  the mix of asbestos-related diseases presented and

  .  the ability to recover reinsurance.

  CNA is also monitoring possible legislative reforms, including the possible creation of a national privately financed trust, which if established and approved through federal legislation, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such a trust will be created or, if it is, what will be the terms and conditions of its establishment or its impact on CNA.

  As of June 30, 2003 and December 31, 2002, CNA carried approximately $1,161.0 and $1,231.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos-related net claim and claim adjustment expense reserve development for the three and six months ended June 30, 2003 and 2002. CNA paid asbestos-related claims, net of reinsurance, of $70.0 million for the six months ended June 30, 2003 and had net reinsurance recoveries of $15.0 million for the six months ended June 30, 2002.

Lorillard

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

  . A $16.3 billion punitive damage judgment against Lorillard in Engle v. R.J. Reynolds Tobacco Company, et al., a class action case in state court in Florida in which the jury awarded a total of $145.0 billion in punitive damages against all the defendants. On May 21, 2003 a three judge panel of the Third District Court of Appeal reversed the trial court's certification of the class and dismissed the case. On July 16, 2003 the plaintiff class filed a motion seeking reconsideration of the panel's decision and seeking to have certain questions of law certified for decision to the Florida Supreme Court.

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

  . Increases in state excise taxes and laws restricting smoking in public places continue to adversely impact cigarette sales in the United States. In the second quarter of 2003, domestic United States cigarette volume declined by 2.5% for the industry and 8.4% for Lorillard as compared to the second quarter of 2002 (a decline of 7.8% and 10.9% respectively for the first half of 2003 compared to the first half of 2002), according to information provided by Management Science Associates, Inc. ("MSAI").

  . Increases in industry-wide promotional expenses and sales incentives implemented in reaction to the volume declines and impact of state excise tax increases, and continuing intense competition among the four largest cigarette manufacturers, including Lorillard, and many smaller participants who have gained market share in recent years, principally in the discount and deep-discount cigarette segment. Reflecting this, market share for the deep discount brands increased 0.50 share points from 7.25% in the second quarter of 2002 to 7.75% in the second quarter of 2003, as estimated by MSAI.

  . Continuing increases in state excise taxes on cigarette sales in the second quarter of 2003, ranging from $0.25 per pack to $0.52 per pack, in four states, as well as scheduled increases in other states throughout 2003 and proposals for additional increases in federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

  . Increasing sales of counterfeit cigarettes in the United States, which adversely impact sales by the manufacturer of the counterfeited brands and potentially damage the value and reputation of those brands.

  . Increases in actual and proposed federal, state and local regulation of the tobacco industry and governmental restrictions on smoking.

  See Part II, Item 1 - Legal Proceedings and Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Report, for information with respect to the Engle action and other litigation against cigarette manufacturers and the State Settlement Agreements.

  Revenues decreased by $246.4 and $378.8 million, or 23.7% and 18.7%, and net income decreased by $63.9 and $77.3 million, or 31.4% and 20.9%, for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods of the prior year.

  Net income for the three months ended June 30, 2003 was reduced by a charge of $16.8 million (net of taxes) related to the tobacco growers settlement discussed in Liquidity and Capital Resources. Excluding that charge, net income would have decreased by $47.1 million or 23.1%. Net income for the six months ended June 30, 2003 included charges of $16.8 million in the second quarter and $17.1 million in the first quarter of 2003 (net of taxes) related to the tobacco growers settlement and an agreement with the Brown & Williamson Corporation (the "B&W Agreement"). Excluding these charges, net income would have decreased by $43.4 million, or 11.7% for the six months ended June 30, 2003.

  The decline in revenues and net income reflect lower net sales of $246.0 and $374.9 million due to decreased unit sales volume of approximately $58.4 and $164.7 million and lower average unit prices which decreased revenues by approximately $187.6 and $210.2 million. Unit sales volume declined 8.2% and 10.1% and sales promotion expenses increased for the three and six months ended June 30, 2003 as compared to the comparable periods of the prior year. Lorillard increased promotional expenses in the second quarter of 2003 in response to higher competitive premium brand promotional spending and price pressure due to the continued increases in state excise taxes.

  The decline in net income also reflects charges for the tobacco growers settlement and the B&W Agreement, partially offset by reduced tobacco settlement costs. The $111.8 and $210.1 million decrease in tobacco settlement costs for the three and six months ended June 30, 2003, as compared to the comparable periods of the prior year, is due to the expiration of up-front payments ($50.8 and $92.3 million), reduced charges for lower unit sales volume ($15.6 and $42.2 million) and other adjustments ($45.4 and $75.6 million).

  For the six months ended June 30, 2003, Lorillard's net wholesale price of cigarettes increased by an average of $2.03 per thousand cigarettes ($0.04 per pack of 20 cigarettes), or 1.6%, before the impact of any promotional activities. Federal excise taxes are included in the price of cigarettes and remained at $19.50 per thousand cigarettes ($0.39 per pack of 20 cigarettes).

  The decreased unit prices reflect the increase in promotional expenses, mostly in the form of retail/price promotions and other discounts provided to retailers and passed through to the consumer, partially offset by the higher average net wholesale prices in 2003.

  Lorillard's total (U.S. domestic, Puerto Rico and certain U.S. Territories) unit sales volume decreased 8.2% and 10.1% for the three and six months ended June 30, 2003 as compared to the same periods a year ago while domestic wholesale volume decreased 8.4% and 10.9% for the three and six months ended June 30, 2003, as compared to the corresponding periods in 2002. Total Newport's unit sales volume decreased by 6.5% and 7.9% for the three and six months ended June 30, 2003 and domestic U.S. volume declined 6.7% and 8.9% for the three and six months ended June 30, 2003 as compared to the corresponding periods in 2002. In addition to pricing pressure due to the increases in state excise taxes and the competitive impact of deep discount brands, Lorillard's volume for the six months ended June 30, 2003 was affected by generally weak economic conditions and ongoing limitations imposed by Philip Morris' retail merchandising arrangements.

  On May 5, 2003 Lorillard lowered the wholesale list price of its discount brand, Maverick, by $11.00 per thousand cigarettes in an effort to reposition the brand to be more competitive in the deep discount price cigarette segment.

  Deep discount price brands produced by manufacturers who are not obligated by the same payment terms of the State Settlement Agreements have continued to increase their market share, which increased by 1.19 share points for the six months ended June 30, 2003 to 7.91% of the domestic market. As a result of lower payments, these companies can price their brands at a significant advantage, by as much as 66%, as compared with offerings from the major cigarette manufacturers.

                                                          Three Months Ended    Six Months Ended
                                                               June 30,               June 30,
------------------------------------------------------------------------------------------------
                                                            2003      2002      2003       2002
------------------------------------------------------------------------------------------------

Lorillard's share of the domestic market (1)                8.96%     9.55%     9.17%      9.50%
Lorillard's premium segment as a percentage
 of its total domestic volume (1)                           95.5%     94.5%     95.7%      94.5%
Newport share of the premium segment (1)                    10.9%     11.7%     11.2%      11.4%
Total menthol segment market share for the industry (2)     26.6%     26.0%     26.7%      26.2%
Newport's share of the menthol segment                      30.4%     29.8%     30.1%      30.3%
Newport as a percentage of Lorillard's (3):
  Total volume                                              89.9%     88.2%     90.2%      88.1%
  Net sales                                                 89.1%     89.0%     91.3%      91.6%

Sources:
(1)Management Science Associates
(2)Excel - Retail Shipment Data (proprietary Lorillard data)
(3)Lorillard Shipment Reports

  Total Lorillard and Newport second quarter 2003 share of domestic wholesale shipments compared unfavorably with the prior year's quarter due to heavy buying by wholesalers in the second quarter of 2002 in anticipation of numerous state excise tax increases. Major introductions of competitive premium brands in the second quarter 2003 disproportionately affected all other shares, and the continued competitive price promotional pressures were also contributing factors.

  Lorillard's premium products sold as a percent of its total domestic volume remained relatively flat for the three and six months ended June 30, 2003 as compared to the same period of 2002.

  Menthol cigarettes as a percent of the total industry remained relatively flat. Newport, the industry's largest menthol brand, share of the menthol segment improved to 30.4% in the second quarter of 2003, versus 29.8% in the comparable period of 2002 and maintained an approximate 30% share of the menthol segment in the first half of 2003.

  Newport, a premium brand, accounted for approximately 90% of Lorillard's unit sales for the three and six months ended June 30, 2003 as compared to approximately 88% for the comparable periods of 2002.

  Overall, domestic industry unit sales volume decreased 2.5% and 7.8% for the three and six months ended June 30, 2003 as compared with corresponding periods of 2002. Industry sales for premium brands were 73.8% and 73.4% of the total domestic market for the three and six months ended June 30, 2003, as compared to 72.0% and 73.3% of the total domestic market in the comparable periods of 2002. Industry and Lorillard sales volume comparisons for the three and six months ended June 30, 2003 were negatively impacted due to wholesaler inventory adjustments during the first half of 2002. Wholesale inventories increased in January of 2002 following the inventory reduction in the fourth quarter of 2001 as a result of the federal excise tax increase that took effect on January 1, 2002. In addition, wholesale inventories increased during February and March of 2002 in anticipation of an industry price increase that occurred in early April of 2002. After inventory reductions in April of 2002, wholesale inventories increased in May and June in anticipation of numerous state excise tax increases scheduled for June 1 and July 1 of 2002.

  Lorillard recorded pretax charges of $180.1, $291.9, $377.6 and $587.7 million ($116.3, $176.5, $236.9 and $357.2 million after taxes), for the three and six months ended June 30, 2003 and 2002, respectively, to record its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

Loews Hotels

  Revenues increased by $3.4 and $2.6 million, or 4.1% and 1.6%, and net income decreased by $1.0 and $1.9 million or 14.9% and 15.0%, respectively, for the three and six months ended June 30, 2003 as compared to the corresponding periods of the prior year.

  Revenues increased for the three and six months ended June 30, 2003, as compared to 2002, due primarily to an increase in equity income from the Universal Orlando properties reflecting the opening of the Royal Pacific Hotel, partially offset by a decline in revenue per available room and lower other hotel operating revenues. Revenue per available room decreased by $8.42 and $5.57, or 6.6% and 4.5%, to $118.24 and $117.72, respectively, due primarily to lower occupancy rates, reflecting the continued economic weakness and its impact on the travel industry.

  Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues include, among other items, guest charges for food and beverages, telecommunication services, garage and parking fees.

  Net income decreased for the three and six months ended June 30, 2003, due to the reduction in revenue per available room, partially offset by the addition of the Royal Pacific Hotel at the Universal Orlando properties.

Diamond Offshore

  Diamond Offshore's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs. In order to improve utilization or realize higher dayrates, Diamond Offshore may mobilize its rigs from one market to another. During periods of mobilization, however, revenues may be adversely affected. As a response to changes in demand, Diamond Offshore may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.

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

  Revenues decreased by $27.9 and $87.8 million, or 14.2% and 21.5%, and net income decreased by $11.0 and $31.8 million for the three and six months ended June 30, 2003, as compared to the corresponding periods of the prior year. Revenues decreased due primarily to lower contract drilling revenue of $22.6 and $76.4 million, reduced investment income of $4.3 and $9.7 million, and lower revenues from reimbursable expenses.

  Revenues from high specification floaters and other semisubmersible rigs decreased by $15.8 and $63.2 million, or 8.1% and 15.5%, for the three and six months ended June 30, 2003, as compared the corresponding periods of the prior year. The decrease reflects lower dayrates ($19.7 and $44.2 million) and lower utilization ($1.5 and $23.8 million), partially offset by revenues generated by the Ocean Patriot and the Ocean Vanguard ($5.4 and $6.3 million), which were acquired in March 2003 and December 2002.

  Revenues from jack-up rigs decreased $3.7 and $9.7 million, or 1.9% and 2.4%, due primarily to decreased dayrates ($1.5 and $3.8 million) and decreased utilization ($2.2 and $5.9 million) for the three and six months ended June 30, 2003, compared to the corresponding periods of 2002.

  Investment income decreased by $4.3 and $9.7 million, or 56.4% and 56.5%, for the three and six months ended June 30, 2003, primarily due to a reduction in marketable securities held and lower yields on cash and marketable securities for the three and six months ended June 30, 2003, compared to the corresponding periods of 2002.

  Net income decreased due primarily to the lower revenues for the three and six months ended June 30, 2003 as discussed above and, for the three months ended June 30, 2003, increased contract drilling expenses, partially offset by a reduction in depreciation expense related to a change in the estimated useful lives and salvage values of Diamond Offshore's drilling rigs.

Texas Gas

  Revenues and net income for the three and six months ended June 30, 2003 reflect six weeks of operations from May 17, 2003, the date of acquisition. See Note 9 of the Notes to Consolidated Condensed Financial Statements.

Bulova

  Revenues and net income decreased by $7.7 and $0.7 million, or 18.6% and 26.9%, for the three months ended June 30, 2003 as compared to the corresponding period of the prior year. Revenues and net income increased by $0.7 and $0.7 million, or 0.9% and 16.7%, for the six months ended June 30, 2003, as compared to the corresponding period of the prior year.

  Net sales decreased $7.7 million, or 18.8%, and increased $1.6 million, or 2.2%, for the three and six months ended June 30, 2003, as compared to the corresponding periods of the prior year. The decrease in sales for the quarter ended June 30, 2003 is primarily attributable to a decline in watch and clock unit volume, partially offset by an increase in watch and clock selling prices, respectively, as compared to the corresponding period of the prior year. The increase in sales for the six months ended June 30, 2003 is attributable to higher watch selling prices and clock unit sales volume, partially offset by a decline in watch unit sales volume and clock selling prices, as compared to the corresponding period of the prior year.

  Net income for the three months ended June 30, 2003 decreased primarily due to the decline in net sales discussed above. Net income for the six months ended June 30, 2003 increased due primarily to the increased net sales and a lower effective tax rate reflecting a settlement of prior years' franchise taxes, partially offset by lower royalty income.

Corporate

  Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, as well as equity earnings from a shipping joint venture through Majestic Shipping Corporation ("Majestic"), corporate interest expenses and other corporate administrative costs. Majestic, a wholly owned subsidiary, owns a 49% common stock interest in Hellespont Shipping Corporation ("Hellespont"). Hellespont is engaged in the business of owning and operating six ultra large crude oil tankers that are used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

  Exclusive of investment gains (losses), revenues declined by $5.0 million and net loss decreased by $3.2 million for the three months ended June 30, 2003, and revenues decreased by $21.2 million and net loss increased by $6.6 million for the six months ended June 30, 2003, as compared to the corresponding periods of the prior year.

  Revenues decreased for the three months ended June 30, 2003 due primarily to lower investment income of $15.9 million, partially offset by improved results from shipping operations of $9.5 million. Net loss decreased for the three months ended June 30, 2003 due to improved results from shipping operations of $6.2 million, partially offset by the reduced investment income. Revenues decreased and net loss increased for the six months ended June 30, 2003 due primarily to lower investment income of $21.3 million ($8.6 million after taxes) reflecting reduced yields on invested assets and lower results from shipping operations of $4.1 million ($2.7 million after taxes).

  The components of investment gains (losses) included in Corporate operations are as follows:


                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Derivative instruments                        $ (24.3)       $  (13.2)   $ (17.6)      $   (3.2)
Equity securities, including short positions     45.9           (46.4)       8.6          (37.3)
Short-term investments                           (7.9)           16.8       (6.7)          24.1
Other                                            16.9            10.1       26.8            6.2
------------------------------------------------------------------------------------------------
                                                 30.6           (32.7)      11.1          (10.2)
Income tax (expense) benefit                    (10.6)           11.4       (3.8)           3.5
Minority interest                                 0.3            (2.7)       0.3           (3.7)
------------------------------------------------------------------------------------------------
Net gain (loss)                               $  20.3        $  (24.0)   $   7.6       $  (10.4)
================================================================================================

LIQUIDITY AND CAPITAL RESOURCES

CNA

  The principal operating cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the six months ended June 30, 2003, net cash provided by operating activities was $115.0 million as compared with $435.0 million for the same period in 2002. The decrease related primarily to lower federal income tax refunds in 2003 as compared with 2002.

  Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

  For the six months ended June 30, 2003, net cash provided by investing activities was $48.0 million as compared with net cash used by investing activities of $410.0 million for the same period in 2002. This improvement related principally to sales of fixed maturity securities.

  Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

  For the six months ended June 30, 2003, net cash used by financing activities was $149.0 million as compared with $22.0 million for the same period in 2002. Cash flows used by financing activities were related principally to repayment of debt.

  CNA is closely managing the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. CNA does not anticipate any liquidity problems resulting from these payments. As of July 3, 2003, CNA has paid $533.0 million in claims and recovered $363.0 million from reinsurers.

  CNA's estimated gross pretax losses for the WTC event were $1,648.0 million pretax ($958.3 million after-tax and minority interest). Net pretax losses before the effect of corporate aggregate reinsurance treaties were $727.0 million. Approximately 1.0%, 72.0% and 21.0% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A.

Debt Financing

  CNA has an existing shelf registration statement under which it may issue an aggregate of $549.0 million of debt or equity securities, declared effective by the SEC.

  See the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a detailed discussion of the Company's debt.

  During the first quarter of 2003, The Continental Corporation
("Continental") repaid its $128.0 million, 7.250% Senior Note, due March 1,
2003.

  CNA pays a facility fee to the lenders for having funds available for loans under the credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of CNA. At June 30, 2003 and December 31, 2002, the facility fee was 17.5 basis points.

  CNA pays interest on any outstanding debt/borrowings under the facility based on a rate determined using the long term debt ratings of CNA. The interest rate is equal to the London Interbank Offering Rate ("LIBOR") plus
57.5 basis points. Further, if CNA has outstanding loans greater than 50.0% of the amounts available under the facility, CNA will also pay a utilization fee of 12.5 basis points on such loans. At June 30, 2003 and December 31, 2002, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.2% and 2.3%.

  A Moody's downgrade of the CNA senior debt rating from Baa2 to Baa3 would increase the facility fee from 17.5 basis points to 25.0 basis points. The applicable interest rate would increase from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee would remain unchanged on the facility at 12.5 basis points.

  CNA Surety Corporation ("CNA Surety"), a 64.0% owned and consolidated subsidiary of CNA, pays interest on any outstanding borrowings under its credit agreement based on an applicable margin determined by the amount of leverage of CNA. The current interest rate on any borrowings under the facility is LIBOR plus 45.0 basis points. In addition, CNA Surety pays a facility fee that is currently 12.5 basis points. If the utilization of the credit facility is greater than 50.0% of the amount available under the facility, an additional fee of 5.0 basis points will be incurred. At June 30, 2003, the aggregate commitment of the term loan component of the credit agreement was reduced by $5.0 million to an aggregate commitment of $25.0 million. Effective January 30, 2003, CNA Surety entered into an interest rate swap on the term loan portion of its credit agreement, which uses the 3-month LIBOR to determine the swap increment. The term loan interest rate on June 30, 2003 was 2.6%. At June 30, 2003, the weighted-average interest rate on the $55.0 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.3%. At December 31, 2002, the weighted-average interest rate on the $60.0 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.0%. At June 30, 2003 and December 31, 2002, CNA Surety was in compliance with all restrictive debt covenants.

Commitments and Contingencies

  See Note 13 of the Notes to the Consolidated Condensed Financial Statements for information related to CNA Surety's related party transactions with CNA. The impact of these transactions should be considered when evaluating CNA's liquidity and capital resources.

  See Note 13 of the Notes to the Consolidated Condensed Financial Statements for information related to CNA's commitments and contingencies. The impact of these commitments and contingencies should be considered when evaluating CNA's liquidity and capital resources.

  CNA has commitments and contingencies that should be considered when evaluating liquidity and capital resources.

Dividend Paying Ability

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

  Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2003, CCC's earned surplus was in a positive position, thereby enabling CCC to pay approximately $1,258.0 million of dividend payments during 2003 that would not be subject to the Department's prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

  In addition, by agreement with the New Hampshire Insurance Department, as well as certain other state insurance departments, dividend payments for the CIC pool are restricted to internal and external debt service requirements through September 2003 up to a maximum of $85.0 million annually, without the prior approval of the New Hampshire Insurance Department. CNA is currently in discussions with the New Hampshire Insurance Department, which may result in the extension of the term of this agreement through September 2004.

Ratings

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

  The actions that can be taken by rating agencies are changes in ratings or modifiers. "On Review," "Credit Watch" and "Rating Watch" are modifiers used by the ratings agencies to alert those parties relying on CNA's ratings of the possibility of a rating change in the near term. Modifiers are utilized when the agencies are uncertain as to the impact of a Company action or initiative, which could prove to be material to the current rating level. Modifiers are generally used to indicate a possible change in rating within ninety days.

  On August 7, 2003, the rating agencies took various actions with respect to CNA's ratings. AM Best confirmed that the existing CNA insurance financial strength and debt ratings remained unchanged. S&P placed all of CNA's insurance financial strength and debt rating on Credit Watch with negative implications. Moody's placed all of CNA's insurance financial strength and debt ratings on review for possible downgrade. Fitch has lowered the insurance financial strength ratings and senior debt ratings one level and placed all of the ratings on Rating Watch Negative status.

  The table below reflects the various group ratings issued by A.M. Best, S&P, Moody's and Fitch as of August 7, 2003 for the Property and Casualty and Life and Group companies. The table also includes the ratings for CNA's senior debt and Continental senior debt.


                          Insurance Financial Strength Ratings                 Debt Ratings
------------------------------------------------------------------------------------------------
                        Property and Casualty        Life & Group            CNA     Continental
------------------------------------------------------------------------------------------------
                           CCC         CIC                                  Senior      Senior
                          Group       Group       CAC/VFL       CNAGLA       Debt        Debt
------------------------------------------------------------------------------------------------

A.M. Best                  A             A           A             A          bbb        bbb-
Fitch                      A-            A-          A+            A          BBB-       BBB-
Moody's                    A3            A3          A2*           NR         Baa2       Baa3
S&P                        A-            A-          A             NR         BBB-       BBB-

NR = Not Rated

  All modifiers for the insurance financial strength and debt ratings as evaluated by Fitch are Rating Watch Negative, as evaluated by Moody's are on review for possible downgrade, and as evaluated by S&P are Credit Watch with negative implications.

*Continental Assurance Corporation ("CAC") and Valley Forge Life Insurance Company ("VFL") are rated separately by Moody's and both have an A2 rating.

  If CNA's ratings were downgraded, the Company's results of operations and/or equity could be materially adversely affected. Among potential adverse effects in the event of such downgrading would be the inability of CNA to access certain markets or distribution channels, and also the required collateralization of future payment obligations or reserves.

  CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if CNA's ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA's August 7, 2003 ratings.

Lorillard

  Lorillard and other cigarette manufacturers continue to be confronted with substantial litigation and regulatory issues. Approximately 4,500 product liability cases are pending against cigarette manufacturers in the United States. Of these, approximately 1,100 cases are pending in a West Virginia court, and approximately 2,800 cases have been brought by flight attendants alleging injury from exposure to environmental tobacco smoke in the cabins of aircraft. Lorillard is a defendant in all of the flight attendant suits served to date and is a defendant in most of the cases pending in West Virginia. Except for the impact of the State Settlement Agreements as described in Note 12 of the Notes to Consolidated Condensed Financial Statements included in
Item 1 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the consolidated condensed financial statements for any unfavorable outcome. It is possible that the Company's results of operations, cash flows and its financial position could be materially affected by an unfavorable outcome of certain pending litigation.

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. Lorillard's cash payment under the State Settlement Agreements in the first six months of 2003 was approximately $617.7 million. In 2003, Lorillard anticipates its total payments under the State Settlement Agreements to range from $750.0 to $800.0 million in accordance with the terms of those agreements.

  See Part II, Item 1 - Legal Proceedings and Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for additional information regarding this settlement and other litigation matters.

  In 1977, Lorillard sold substantially all of its cigarette trademarks outside of the United States and the international business associated with those brands. Lorillard received notice from Brown & Williamson Tobacco Corporation ("B&W"), a successor to the purchaser, that sought indemnity under certain provisions of the 1977 Agreement with respect to suits brought by various foreign jurisdictions, and certain cases brought in foreign countries by individuals concerning periods prior to June 1977 and during portions of 1978. In 2003, Lorillard entered into a settlement agreement with B&W and paid $28.0 million to B&W for a release of all indemnity obligations and the agreement by B&W and its affiliates to terminate all rights to use the Lorillard name within 18 months.

  On May 16, 2003, Lorillard and several other tobacco manufacturers and tobacco leaf buyers reached a settlement with a class of U.S. tobacco growers and quota holders who filed suit alleging antitrust violations in the purchasing of domestic tobacco leaf. The settlement calls for Lorillard to pay the class $20.0 million and requires that Lorillard purchase at least 20 million pounds of U.S. leaf tobacco each year through 2013. Lorillard has committed to purchase at least 35% of its annual total requirements for flue-cured and burley tobacco domestically for the same period. Lorillard will also be responsible for 10% of the plaintiffs' attorneys' fees, to be determined by the court after class approval. The settlement has received preliminary approval from the court and still must be approved by members of the class.

  Lorillard's marketable securities totaled $1,596.2 and $1,640.7 million at June 30, 2003 and December 31, 2002. At June 30, 2003, fixed maturity securities represented 93.8% of the total investment in marketable securities including 9.5% invested in Treasury Notes with an average duration of approximately 10 years, 21.9% invested in overnight repurchase agreements and 62.5% invested in money market accounts.

  The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard's operating activities resulted in a net cash inflow of approximately $289.8 million for the six months ended June 30, 2003, compared to $372.1 million for the corresponding period of the prior year. Lorillard believes based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Loews Hotels

  In July of 2003 Loews Hotels sold a New York City property, the Metropolitan Hotel, for approximately $109.0 million. The Company expects to record a pretax gain of approximately $90.0 million in the third quarter of 2003.

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore

  At June 30, 2003, Diamond Offshore's cash and marketable securities totaled $614.9 million, down from $812.5 million at December 31, 2002. Cash provided by operating activities for the six months ended June 30, 2003 decreased by $129.2 million to $36.4 million, compared to $165.6 million in 2002. The decrease in cash flow from operating activities is primarily due to a decline in results of operations in 2003, as compared to the prior year. Diamond Offshore also paid $63.5 million in 2003 to acquire the Ocean Patriot.

  During the first six months of 2003, Diamond Offshore spent $81.4 million, including capitalized interest expense, for rig upgrades. These expenditures were primarily for the deepwater upgrade of the Ocean Rover ($56.1 million), and upgrades to three of Diamond Offshore's jack-ups ($25.2 million). Two of these upgrades were completed in the first half of 2003 and one is expected to be completed during the fourth quarter of 2003. Diamond Offshore expects to spend approximately $115.0 million for rig upgrade capital expenditures during 2003 for the completion of the Ocean Rover upgrade ($70.0 million) and the three remaining jack-up upgrades ($45.0 million).

  The upgrade of the Ocean Rover, which began in January 2002, was completed early in July 2003 on time and under budget. The project was completed for approximately $189.0 million, below management's original estimated cost of $200.0 million. The rig commenced its contract with Murphy Sabah Oil Company,
                                       108

Ltd. on July 10, 2003 for a minimum three well drilling program offshore
Malaysia.

  During the six months ended June 30, 2003, Diamond Offshore spent $52.7 million in association with its ongoing rig equipment replacement and enhancement programs and to meet other corporate requirements. In addition Diamond Offshore spent $65.0 million ($63.5 million capitalized to rig equipment) for the purchase of the third-generation semisubmersible drilling rig, Omega, renamed the Ocean Patriot. Diamond Offshore has budgeted approximately $100.0 to $110.0 million in 2003 for capital expenditures associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements.

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

Texas Gas

  In May of 2003, the Company acquired Texas Gas from The Williams Companies, Inc. The transaction value was approximately $1.05 billion, which included $250.0 million of existing Texas Gas debt. The Company funded the approximately $802.8 million balance of the purchase price, including transaction costs and closing adjustments, with $527.8 million of its available cash and $275.0 million of proceeds from an interim loan incurred at the subsidiary level.

  Upon completion of the acquisition, TGT Pipeline, LLC, a wholly owned subsidiary of the Company and the immediate parent of Texas Gas, issued $185.0 million of 5.2% Notes due 2018 and Texas Gas issued $250.0 million of 4.6% Notes due 2015. The net offering proceeds of approximately $431.0 million were used to repay the $275.0 million interim loan and to retire approximately $132.7 million principal amount of Texas Gas's existing $150.0 million of 8.625% Notes due 2004. Texas Gas intends to use the balance of the offering proceeds, together with cash on hand, to retire the remaining 2004 notes.

Bulova

  At June 30, 2003, Bulova's cash and marketable securities totaled $9.0 million, down from $10.2 million at December 31, 2002. Bulova does not currently expect to incur any material capital expenditures.

Majestic Shipping

  As previously reported in the Company's 2002 Annual Report on Form 10-K, in 2002 and 2003, subsidiaries of Hellespont acquired four new supertankers for approximately $370.8 million. Hellespont issued to Majestic a $57.5 million promissory note. The ships were financed by bank debt of up to $200.0 million, guaranteed by Hellespont. As of June 30, 2003, the full $200.0 million principal amount of this debt was outstanding. The Company has agreed to provide credit support for this bank debt by making available to the borrowers an operating cash flow credit facility of up to an aggregate amount of $25.0 million, none of which is outstanding.

Corporate

  On April 25, 2003, the Company filed a shelf Registration Statement on Form S-3 registering the future sale of up to $1.5 billion of debt and/or equity securities, which was declared effective by the Securities and Exchange Commission on May 6, 2003.

  As of June 30, 2003, there were 185,447,050 shares of Loews common stock outstanding and 39,910,000 shares of Carolina Group stock outstanding. Depending on market conditions, the Company from time to time may purchase shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

  In December of 2002, the Company purchased from CNA $750.0 million of CNA series H cumulative preferred stock. (the "Preferred Issue"). CNA used $250.0 million of the proceeds from the Preferred Issue to prepay a $250.0 million one-year bank term loan due April 29, 2003 and an additional $250.0 million was contributed to CCC to improve its statutory surplus.

  CNA completed a common stock rights offering in September of 2001, successfully raising $1,006.0 million (40.3 million shares sold at $25.00 per share). The Company purchased 38.3 million shares issued in connection with the rights offering for $957.0 million.

  The Company has been a major source of capital for CNA's liquidity and capital resource needs.

  The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth.

INVESTMENTS

Insurance

  The significant components of CNA's investment income are presented in the following table:

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
---------------------------------------------------------------------  -------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities                     $ 422.0        $ 496.0     $ 842.0        $ 943.0
Short term investments                           12.0           11.0        32.0           27.0
Limited partnerships                             75.0           37.0        98.0           44.0
Equity securities                                 4.0            8.0         9.0           15.0
Interest on funds withheld and other deposits   (93.0)         (56.0)     (140.0)        (114.0)
Other                                            18.0           18.0        43.0           39.0
------------------------------------------------------------------------------------------------
Gross investment income                         438.0          514.0       884.0          954.0
Investment expense                              (11.0)         (12.0)      (25.0)         (26.0)
------------------------------------------------------------------------------------------------
Net investment income                         $ 427.0        $ 502.0     $ 859.0        $ 928.0
================================================================================================

  CNA experienced lower net investment income for the three and six months ended June 30, 2003 as compared with the same periods in 2002. The decrease was due primarily to lower investment yields on fixed maturity securities and increased interest costs on funds withheld and other deposits, partially offset by increased limited partnership income. The interest costs on funds withheld and other deposits increased principally as a result of additional cessions to the corporate aggregate reinsurance and other treaties due to additional development recorded for the three months ended June 30, 2003. See the Reinsurance section for further discussion of CNA's aggregate reinsurance treaties.

  The bond segment of the investment portfolio yielded 5.4% and 6.1% for the six months ended June 30, 2003 and 2002.

  The components of net realized investment gains (losses) are presented in the following table:


                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
---------------------------------------------------------------------  -------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
  U.S. Government bonds                       $  37.2        $  43.9      $  75.3      $   49.0
  Corporate and other taxable bonds             244.5         (257.7)       126.3        (249.1)
  Tax-exempt bonds                               75.1           13.9         94.5          15.7
  Asset-backed bonds                             23.6           18.5         41.5          28.0
  Redeemable preferred stock                     (5.3)          (1.0)       (10.4)        (15.1)
------------------------------------------------------------------------------------------------
Total fixed maturity securities                 375.1         (182.4)       327.2        (171.5)
Equity securities                                58.1           41.8         58.1          49.0
Derivative securities                           (54.5)         (12.8)       (76.7)        (34.0)
Other invested assets                            12.0           (7.9)         3.0          (3.8)
Allocated to participating policyholders'
  and minority interest                          (2.0)          (1.0)         1.0          (1.0)
------------------------------------------------------------------------------------------------
Total investment gains (losses)                 388.7         (162.3)       312.6        (161.3)
Income tax benefit (expense)                   (133.5)          57.0       (106.2)         58.4
Minority Interest                               (24.8)          11.4        (19.9)         11.2
------------------------------------------------------------------------------------------------
Net realized investment gains (losses)        $ 230.4        $ (93.9)     $ 186.5      $  (91.7)
================================================================================================

  Net realized investment results increased $324.3 million (after tax and minority interest) for the three months ended June 30, 2003 as compared with the same period in 2002. This change was due primarily to increased net gains on sales of fixed maturity securities and a reduction in after-tax impairment losses, partially offset by increased realized losses for derivative securities. Impairment losses of $18.0 million (after tax and minority interest) were recorded across several sectors for the three months ended June 30, 2003. Impairment losses of $169.2 million (after tax and minority interest) were recorded primarily in the communications sector for the same period in 2002.

  Net realized investment results increased $278.2 million (after tax and minority interest) for the six months ended June 30, 2003 as compared with the same period in 2002. This change was due primarily to increased net gains on sales of fixed maturity securities and a $13.5 million reduction in impairment losses (after tax and minority interest), partially offset by increased realized losses for derivative securities. Impairment losses of $167.4 million (after tax and minority interest) were recorded across several sectors, including the airline, healthcare and energy industries, for the six months ended June 30, 2003. Impairment losses of $179.6 million (after tax and minority interest) were recorded primarily in the communications sector for the same period in 2002.

  A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or for credit or tax considerations. This activity will produce realized gains and losses.

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

  The following table provides further detail of gross realized gains and gross realized losses on fixed maturity securities and equity securities:


                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
---------------------------------------------------------------------  -------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Net realized gains (losses) on fixed
 maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains                          $ 410.0        $ 217.0     $ 695.0       $ 357.0
Gross realized losses                            35.0          399.0       368.0         528.0
------------------------------------------------------------------------------------------------
Net realized gains (losses) on fixed
  maturity securities                           375.0         (182.0)      327.0        (171.0)
------------------------------------------------------------------------------------------------
Equity securities:
Gross realized gains                             58.0           74.0        70.0         133.0
Gross realized losses                                           32.0        12.0          84.0
------------------------------------------------------------------------------------------------
Net realized gains on equity securities          58.0           42.0        58.0          49.0
------------------------------------------------------------------------------------------------
Net realized gains (losses) on fixed
 maturity and equity securities               $ 433.0        $(140.0)    $ 385.0       $(122.0)
================================================================================================

  The following table provides details of the largest realized losses from sales of securities aggregated by issuer for the three and six months ended June 30, 2003, including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also footnoted is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

                                                                   Fair                Months in
                                                                  Value at            Unrealized
                                                                  Date of    Loss     Loss Prior
Issuer Description and Discussion                                  Sale     On Sale     To Sale
------------------------------------------------------------------------------------------------
(In millions)

A company which operates supermarkets and discount
  stores in the U.S. and Europe. Also supplies
  food to institutional foodservice companies (a)                $ 34.0      $12.0        0-6

A company which manufactures rubber and rubber-related                                  Various,
  chemicals. They also manufacture and distribute tires (b)        23.0        9.0        0-24

A company which provides and operates a network of in-
  patient and outpatient surgery and rehabilitation                                     Various,
  facilities (c)                                                  122.0        8.0        0-12

A company which provides wholesale financing and capital
  loans to auto retail dealerships and vehicle leasing                                  Various,
  companies (d)                                                    18.0        7.0        0-12
------------------------------------------------------------------------------------------------
                                                                 $197.0      $36.0
================================================================================================

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

  Invested assets are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on CNA's results of operations or equity.

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

  The decision to impair a security incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (1) the length of time and the extent to which the market value has been less than book value, (2) the financial condition and near term prospects of the issuer, (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (4) whether the debtor is current on interest and principal payments and (5) general market conditions and industry or sector specific factors. The Impairment Committee's decision to impair a security is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all of the factors considered above. For securities that are impaired, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Condensed Statements of Operations.

  Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying Consolidated Condensed Financial Statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

  The following table details the carrying value of CNA's general account investment portfolios:

                                                          June 30, 2003        December 31, 2002
------------------------------------------------------------------------------------------------
(In millions)

General account investments:
Fixed maturity securities:
U.S. Treasury securities and obligations of
  government agencies                                  $ 2,501.0     6.6%     $ 1,376.0     3.9%
Asset-backed securities                                  7,598.0    20.1        8,208.0    23.2
States, municipalities and political subdivisions
  - tax-exempt                                           8,388.0    22.2        5,074.0    14.4
Corporate securities                                     7,579.0    20.0        7,591.0    21.5
Other debt securities                                    4,101.0    10.8        3,827.0    10.8
Redeemable preferred stock                                 135.0     0.4           69.0     0.2
Options embedded in convertible debt securities            185.0     0.5          130.0     0.4
------------------------------------------------------------------------------------------------
Total fixed maturity securities                         30,487.0    80.6       26,275.0    74.4
------------------------------------------------------------------------------------------------


Equity securities:
Common stock                                               476.0     1.3          461.0     1.3
Non-redeemable preferred stock                             171.0     0.5          205.0     0.6
------------------------------------------------------------------------------------------------
Total equity securities                                    647.0     1.8          666.0     1.9
------------------------------------------------------------------------------------------------

Short-term investments                                   5,335.0    14.1        7,008.0    19.9
Limited partnerships                                     1,146.0     3.0        1,060.0     3.0
Other investments                                          231.0     0.5          284.0     0.8
------------------------------------------------------------------------------------------------
Total general account investments                      $37,846.0   100.0%     $35,293.0   100.0%
================================================================================================

  CNA's general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, municipal bonds and corporate bonds.

  Investments in the general account had a total net unrealized gain of $2,019.0 million at June 30, 2003 compared with $887.0 million at December 31, 2002. The net unrealized position at June 30, 2003 was composed of a net unrealized gain of $1,796.0 million for fixed maturities, a net unrealized gain of $221.0 million for equity securities and a net unrealized gain of $2.0 million for short-term securities. The net unrealized position at December 31, 2002 was composed of a net unrealized gain of $742.0 million for fixed maturities, a net unrealized gain of $147.0 million for equity securities and a net unrealized loss of $2.0 million for short-term securities.

  Unrealized gains (losses) on fixed maturity and equity securities are presented in the following tables:

                                                  Cost or        Gross       Gross        Net
                                                 Amortized    Unrealized  Unrealized  Unrealized
June 30, 2003                                       Cost         Gains       Losses      Gain
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of
  government agencies                               $ 2,404.0    $  128.0    $ 31.0    $   97.0
Asset-backed securities                               7,374.0       234.0      10.0       224.0
States, municipalities and political subdivisions
  -tax-exempt                                         8,122.0       290.0      24.0       266.0
Corporate securities                                  6,885.0       763.0      69.0       694.0
Other debt securities                                 3,595.0       529.0      23.0       506.0
Redeemable preferred stock                              126.0        10.0       1.0         9.0
Options embedded in convertible debt securities         185.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities                      28,691.0     1,954.0     158.0     1,796.0
------------------------------------------------------------------------------------------------

Equity securities:
Common stock                                            272.0       212.0       8.0       204.0
Non-redeemable preferred stock                          154.0        18.0       1.0        17.0
------------------------------------------------------------------------------------------------
Total equity securities                                 426.0       230.0       9.0       221.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity securities          $29,117.0    $2,184.0    $167.0    $2,017.0
================================================================================================

                                                  Cost or        Gross       Gross        Net
                                                 Amortized    Unrealized  Unrealized  Unrealized
June 30, 2002                                      Cost          Gains       Losses  Gain (Loss)
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of
  government agencies                               $ 1,266.0    $  114.0    $  4.0    $  110.0
Asset-backed securities                               7,888.0       336.0      16.0       320.0
States, municipalities and political subdivisions
  - tax-exempt                                        4,966.0       151.0      43.0       108.0
Corporate securities                                  7,439.0       487.0     335.0       152.0
Other debt securities                                 3,780.0       284.0     237.0        47.0
Redeemable preferred stock                               64.0         5.0                   5.0
Options embedded in convertible debt securities         130.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities                      25,533.0     1,377.0     635.0       742.0
------------------------------------------------------------------------------------------------

Equity securities:
Common stock                                            310.0       166.0      15.0       151.0
Non-redeemable preferred stock                          209.0         3.0       7.0        (4.0)
------------------------------------------------------------------------------------------------
Total equity securities                                 519.0       169.0      22.0       147.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity securities          $26,052.0    $1,546.0    $657.0    $  889.0
================================================================================================

  CNA's investment policies for the general account emphasizes high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  At June 30, 2003, the carrying value of the general account fixed maturities was $30,487.0 million, representing 81.0% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $1,796.0 million, comprising gross unrealized gains of $1,954.0 million and gross unrealized losses of $158.0 million. Corporate bonds represented 44.0%, other fixed maturity securities represented 26.0%, municipal securities represented 15.0%, and other debt securities, which includes public utility and foreign government bonds, represented 15.0% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were consumer-cyclical and financial, which represented 25.0% and 27.0% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

  If the deterioration in these industry sectors continues in future periods and CNA continues to hold these securities, CNA is likely to have additional impairments in the future.

  The following table provides the composition of fixed maturity securities with an unrealized loss in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities:

                                                        Percent of  Percent of
                                                          Market    Unrealized
June 30, 2003                                             Value        Loss
------------------------------------------------------------------------------

Due in one year or less                                     1.0%          3.0%
Due after one year through five years                       7.0          15.0
Due after five years through ten years                     35.0          32.0
Due after ten years                                        37.0          44.0
Asset-backed securities                                    20.0           6.0
------------------------------------------------------------------------------
Total                                                     100.0%        100.0%
==============================================================================

  The following tables summarize, for fixed maturity and equity securities in an unrealized loss position at June 30, 2003 and December 31, 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

                                                     June 30, 2003           December 31, 2002
------------------------------------------------------------------------------------------------
                                                                 Gross                   Gross
                                                 Estimated    Unrealized   Estimated  Unrealized
                                                 Fair Value      Loss      Fair Value    Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  Investment grade:
    0-6 months                                      $4,815.0     $ 70.0      $2,632.0   $ 100.0
    7-12 months                                        212.0       16.0         361.0      30.0
    13-24 months                                       126.0        9.0         163.0      21.0
    Greater than 24 months                              47.0        8.0         172.0      20.0
------------------------------------------------------------------------------------------------
  Total investment grade                             5,200.0      103.0       3,328.0     171.0
------------------------------------------------------------------------------------------------

  Non-investment grade:
    0-6 months                                         432.0       16.0         892.0     119.0
    7-12 months                                        144.0        7.0         473.0     115.0
    13-24 months                                       203.0       16.0         458.0     157.0
    Greater than 24 months                             118.0       16.0         169.0      73.0
------------------------------------------------------------------------------------------------
  Total non-investment grade                           897.0       55.0       1,992.0     464.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities                      6,097.0      158.0       5,320.0     635.0
------------------------------------------------------------------------------------------------

Equity securities:
  0-6 months                                            21.0        3.0         119.0      13.0
  7-12 months                                           13.0        4.0          79.0       9.0
  13-24 months                                          11.0        2.0           4.0
  Greater than 24 months                                 8.0                      4.0
------------------------------------------------------------------------------------------------
Total equity securities                                 53.0        9.0         206.0      22.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity securities          $6,150.0     $167.0      $5,526.0   $ 657.0
================================================================================================

  CNA's non-investment grade fixed maturity securities held as of June 30, 2003 that were in a gross unrealized loss position had a fair value of $897.0 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA's Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of June 30, 2003 and December 31, 2002.

                                        Fair Value as a Percentage of Book Value        Gross
                            Estimated   -----------------------------------------     Unrealized
June 30, 2003               Fair Value     90-99%     80-89%     70-79%     <70%         Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months                   $  432.0      $ 8.0      $ 7.0                 $ 1.0        $ 16.0
7-12 months                     144.0        2.0        5.0                                 7.0
13-24 months                    203.0        8.0        6.0      $ 2.0                     16.0
Greater than 24 months          118.0        3.0        5.0        5.0        3.0          16.0
------------------------------------------------------------------------------------------------
Total non-investment grade   $  897.0      $21.0      $23.0      $ 7.0      $ 4.0        $ 55.0
================================================================================================

                                        Fair Value as a Percentage of Book Value         Gross
                            Estimated   -----------------------------------------     Unrealized
December 31, 2002           Fair Value     90-99%     80-89%     70-79%     <70%         Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months                   $  892.0      $30.0      $28.0      $ 28.0     $ 33.0       $119.0
7-12 months                     473.0        9.0       12.0        24.0       70.0        115.0
13-24 months                    458.0        5.0       12.0        50.0       90.0        157.0
Greater than 24 months          169.0        2.0        6.0        15.0       50.0         73.0
------------------------------------------------------------------------------------------------
Total non-investment grade   $1,992.0      $46.0      $58.0      $117.0     $243.0       $464.0
================================================================================================

  The non-investment grade securities that were in an unrealized loss severity of less than 70.0% for greater than 24 months as of June 30, 2003 primarily consisted of a financial sector security which represented less than 2.0% of the gross unrealized loss for the total fixed maturity portfolio.

  As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of these non-investment grade securities and determined that no further impairments were appropriate at June 30, 2003. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers' ability to meet current and future interest and principal payments, an evaluation of the issuers' financial condition and near term prospects, CNA's sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the market value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

  CNA's equity securities held as of June 30, 2003 that were in a gross unrealized loss position had a fair value of $53.0 million. CNA's Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the market value of the security.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 89.4% of which were rated as investment grade at June 30, 2003 and December 31, 2002. The following table summarizes the ratings of CNA's general account bond portfolio at carrying value.

                                                           June 30,2003        December 31, 2002
------------------------------------------------------------------------------------------------
(In millions)

U.S. Government and affiliated agency
 securities                                            $ 2,987.0    10.0%     $ 1,908.0     7.0%
Other AAA rated                                         12,919.0    42.0       10,856.0    41.0
AA and A rated                                           6,037.0    20.0        5,730.0    22.0
BBB rated                                                5,061.0    17.0        4,930.0    19.0
Below investment-grade                                   3,348.0    11.0        2,782.0    11.0
------------------------------------------------------------------------------------------------
Total                                                  $30,352.0   100.0%     $26,206.0   100.0%
================================================================================================

  At June 30, 2003 and December 31, 2002, approximately 97.0% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor's ("S&P") or Moody's Investors Service ("Moody's"). The remaining bonds were rated by other rating agencies or Company management.

  Non-investment grade bonds, as presented in the table above, are high-yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in the opinion of management, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

  The carrying value of private placement securities at June 30, 2003 was $264.0 million which represents 0.7% of CNA's total investment portfolio. These securities were in a net unrealized gain position of $50.0 million at June 30, 2003. Of the non-traded securities, 53.0% are priced by unrelated third party sources.

  The carrying value of non-traded securities at December 31, 2002 was $237.0 million which represents 0.7% of CNA's total investment portfolio. These securities were in a net unrealized loss position of $0.4 million at December 31, 2002. Of the non-traded securities, 78.0% are priced by unrelated third party sources.

  Included in CNA's general account fixed maturity securities at June 30, 2003 are $7,598.0 million of asset-backed securities, at fair value, consisting of approximately 62.0% in collateralized mortgage obligations ("CMOs"), 12.0% in corporate asset-backed obligations, 5.0% in U.S. Government agency issued pass-through certificates and 21.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

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

  The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

                                                        June 30   December 31
                                                           2003          2002
------------------------------------------------------------------------------
(In millions)

Money market funds                                    $ 2,617.0     $ 2,161.0
Commercial paper                                        1,826.0       1,141.0
U.S. Treasury securities                                  248.0       2,756.0
Other                                                     644.0         950.0
------------------------------------------------------------------------------
Total short-term investments                          $ 5,335.0     $ 7,008.0
==============================================================================

  CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of non-performance of underlying obligor). CNA considers the derivatives in its general account to be held for purposes other than trading. Derivative securities are recorded at fair value at the reporting date.

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

  On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. Adoption of these provisions is not expected to have a material impact on the equity or results of operations of the Company.

FORWARD-LOOKING STATEMENTS DISCLAIMER

  Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements made by officials of the Company and its subsidiaries during presentations about the Company, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by the Company or its subsidiaries, which may be provided by management are also forward-looking statements as defined by the Act.

  Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

Risks and uncertainties primarily affecting the Company and the Company's
--------------------------------------------------------------------------
insurance subsidiaries
----------------------

  . the impact of competitive products, policies and pricing, including the ability to implement and maintain price increases;

  . product and policy availability and demand and market responses, including the effect of the absence of applicable terrorism legislation on coverages;

  . development of claims, the effect on loss reserves and additional charges to earnings if loss reserves are insufficient, including among others, loss reserves related to APMT exposure which are more uncertain and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures;

  . the impact of the insurance reserve reviews being conducted by CNA and an independent actuarial firm, the ongoing state regulatory exams of CNA's primary insurance company subsidiaries, and CNA's responses to the results of those reviews and exams;

  . exposure to catastrophic events, natural and man-made, which are inherently unpredictable, with a frequency or severity that exceeds CNA's expectations and results in material losses;

  . exposure to liabilities due to claims made by insured and others relating to asbestos remediation and health-based asbestos impairments, and exposure to liabilities for environmental pollution and mass tort claims;

  . the possible creation through federal legislation of a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust and the uncertain funding requirements of any such trust, including requirements possibly in excess of CNA's established loss reserve or carried loss reserve;

  . the availability and adequacy of reinsurance and the creditworthiness and performance of reinsurance companies under reinsurance contracts;

  . limitations upon CNA's ability to receive dividends from its insurance subsidiaries imposed by state regulatory agencies;

  . regulatory limitations and restrictions upon CNA and its insurance subsidiaries generally;

  . the possibility of further changes in CNA's ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

  . the effects of corporate bankruptcies and/or accounting restatements (such as Enron and WorldCom) on the financial markets, and the resulting decline in value of securities held and possible additional charges for impairments;

  . the effects of corporate bankruptcies and/or accounting restatements on the markets for directors and officers and errors and omissions coverages;

  . the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; and

  . the impact of the current economic climate on companies on whose behalf CNA's subsidiaries have issued surety bonds;

Risks and uncertainties primarily affecting the Company and the Company's
------------------------------------------------------------------------------
tobacco subsidiaries
--------------------

  . health concerns, claims and regulations relating to the use of tobacco products and exposure to environmental tobacco smoke;

  . legislation, including actual and potential excise tax increases, and the effects of tobacco litigation settlements on pricing and consumption rates;

  . continued intense competition from other cigarette manufacturers, including increased promotional activity and the continued growth of the deep-discount category;

  .  the continuing decline in volume in the domestic cigarette industry;

  . increasing marketing and regulatory restrictions, governmental regulation and privately imposed smoking restrictions,

  . litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the general understandings of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing;

  . the impact of each of the factors described under Results of Operations-Lorillard in the MD&A portion of this report;

Risks and uncertainties primarily affecting the Company and the Company's
----------------------------------------------------------------------------
energy subsidiaries
------------------

  . the impact on worldwide demand for oil and natural gas and oil and gas price fluctuations on exploration and production activity;

  .  costs and timing of rig upgrades;

  .  utilization levels and dayrates for offshore oil and gas drilling rigs;

  . future demand for and supplies of natural gas impacting natural gas pipeline transmission demand and rates;

  . governmental or regulatory developments affecting natural gas transmission, including rate making and other proceedings particularly affecting the Company's gas transmission subsidiary;

Risks and uncertainties affecting the Company and its subsidiaries generally
----------------------------------------------------------------------------

  .  general economic and business conditions;

  . changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments;

  . changes in domestic and foreign political, social and economic conditions, including the impact of the global war on terrorism, the war in Iraq, the future outbreak of hostilities and future acts of terrorism;

  . the economic effects of the September 11, 2001 terrorist attacks, other terrorist attacks and the war in Iraq;

  . the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

  .  the results of financing efforts; and

  .  the actual closing of contemplated transactions and agreements.

  Developments in any of these areas, which are more fully described elsewhere in this Report, could cause the Company's results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date of this Report and the Company expressly disclaims any obligation or undertaking to update these statements to reflect any change in the Company's expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by the Company at June 30, 2003 and December 31, 2002, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at June 30, 2003 and December 31, 2002, with all other variables held constant.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on June 30, 2003 and December 31, 2002 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

  The Company's long-term debt, as of June 30, 2003 and December 31, 2002 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $408.4 and $374.6 million, respectively. A 100 basis point decrease would result in an increase in market value of $478.9 and $440.1 million, respectively.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at June 30, 2003 and December 31, 2002, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at June 30, 2003 and December 31, 2002.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure

                                        Fair Value Asset (Liability)         Market Risk
------------------------------------------------------------------------------------------------
                                           June 30     December 31       June 30     December 31
                                              2003            2002          2003            2002
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1)
  Equity securities                       $  305.1     $ 430.7          $ (76.0)     $  (108.0)
  Option - purchased                          23.2        23.7              7.0            3.0
         - written                            (7.0)      (19.2)             2.0            2.0
  Short sales                               (120.8)     (200.7)            30.0           50.0
  Separate accounts - Equity
    securities (a)                             0.4         6.3                            (2.0)
                    - Other invested
                      assets                 363.7       326.5             (6.0)          (5.0)
Interest rate (2):
  Interest rate swaps                        (51.4)       (7.1)          (125.0)         (31.0)
  Separate accounts
     Fixed maturities                        295.9       145.4              4.0            3.0
     Short-term investments                  314.9       166.6
Commodities:
  Gold (3):
      options - purchased                      1.1         0.6             19.0           14.0
              - written                       (1.2)       (0.7)           (30.0)         (20.0)
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

(a) In addition, the Separate accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(225.0) and $(151.0) at June 30, 2003 and December 31, 2002. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Category of risk exposure:

                                        Fair Value Asset (Liability)         Market Risk
------------------------------------------------------------------------------------------------
                                           June 30     December 31       June 30     December 31
                                              2003            2002          2003            2002
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1)
  Equity securities
    General accounts (a)                  $   647.1    $   666.1        $   (156.0)  $   (166.0)
      Separate accounts                       112.5        112.0             (28.0)       (28.0)
  Other invested assets                     1,293.9      1,157.6             (71.0)      (133.0)
  Separate accounts - Other invested
    assets                                    395.2        387.3             (99.0)       (97.0)
Interest rate (2):
  Fixed maturities (a) (b)                 31,326.0     27,433.7          (1,997.0)    (1,650.0)
  Short-term investments (a)                9,192.5     10,161.7              (2.0)        (6.0)
  Other assets                                245.8        263.0
  Other derivative securities                 (17.7)        18.0              85.0        (47.0)

  Separate accounts (a):
     Fixed maturities                       1,881.2      1,868.1            (110.0)       (96.0)
     Short-term investments                    97.4        109.5
  Long-term debt                           (6,120.0)    (5,558.0)
------------------------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a) Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(149.0) and $(148.0) at June
     30, 2003 and December 31, 2002.

(b) Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(42.0) and $(24.0) at June 30, 2003 and December 31, 2002.

Item 4.  Disclosure Controls and Procedures

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

  The Company's principal executive officer and its principal financial officer undertook an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company's controls and procedures were effective.

  Management, in consultation with the Company's independent accountants, identified deficiencies in certain aspects of initial policy set-up and processing for large account property and casualty business in CNA's Standard Lines segment which constitute a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. These deficiencies impacted the quality of the claim data used by CNA's actuaries as the basis for their comprehensive actuarial reviews, and hampered the timeliness of these reviews.

  This matter, as well as CNA's action plan for remediation, have been discussed with the Company's Audit Committee. CNA has made substantial progress towards remediation, and expects to complete its action plan by the end of 2003.

  There was no other change in the Company's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              PART II.OTHER INFORMATION

Item 1.  Legal Proceedings

  1.  Insurance Related. Information with respect to insurance related legal
      -----------------
proceedings is incorporated by reference to Note 12 of the Notes to Consolidated Condensed Financial Statements in Part I.

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

CLASS ACTIONS

  In the case of Cahn v. United States, et al. (U.S. District Court, New Jersey, July 29, 2002), the court has dismissed the case and plaintiffs will not appeal.

  In the case of Deller v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 9, 2002), the court has denied plaintiff's motion for class certification.

  In the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida), the Florida Third District Court of Appeal reversed the judgment in favor of the plaintiffs, which included, among other things, an award of approximately $16.0 billion in punitive damages from Lorillard, and decertified the class. See "Class Action Cases" above.

  In the case of Ellington v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed July 31, 2002), the court has denied plaintiff's motion for class certification.

  In the case of Hudson v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 9, 2002), the court has denied plaintiff's motion for class certification.

  In the case of Martinez v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 4, 2002), the court has denied plaintiff's motion for class certification.

  In the case of Perry v. The American Tobacco Co., Inc., et al. (U.S. District Court, Eastern District, Tennessee, filed September 30, 1996), the U.S. Court of Appeals for the Sixth Circuit entered an order during 2003 that affirmed the order dismissing the case.

  In the case of Ramsden v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 6, 2002), the court has denied plaintiff's motion for class certification.

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the jury returned a verdict in the first phase of trial that resolved some of plaintiffs' claims in favor of the defendants but found in favor of the class as to certain other issues.

The following Class Actions have been filed:

  The case of Jose Martinez v. Philip Morris Incorporated, et al. (U.S. District Court, Utah, filed January 7, 2003).

  The case of Charlene Brown v. Philip Morris Incorporated, et al. (U.S. District Court, Massachusetts, filed January 10, 2003).

REIMBURSEMENT CASES

Reimbursement Cases by Foreign Governments in U.S. Courts -

  In the case of Republic of Venezuela v. Philip Morris Companies, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed January 27, 1999), the Florida Supreme Court denied plaintiff's appeal, which was taken from the 2001 ruling that granted defendants' motion to dismiss the case and the 2002 decision by the Florida Court of Appeal that affirmed the dismissal. The Company was a defendant in the case.

Reimbursement Cases by Hospitals or Hospital Districts

  In the case of A.O. Fox Memorial Hospital v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, Nassau County, New York, filed April 17,
2000), the New York Court of Appeals denied plaintiffs' appeal from the rulings that dismissed the case in favor of the defendants.

  In the case of Jefferson County (Alabama) v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Alabama, filed October 10, 2002), the court granted from the bench defendants' motion to dismiss the case. Plaintiff did not appeal.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

  Set forth below is information relating to the 2003 Annual Meeting of Shareholders of the Registrant.

  The annual meeting was called to order at 11:00 A.M., May 13, 2003. Represented at the meeting, in person or by proxy, were shares representing 174,017,263 votes, approximately 91.9% of the votes represented by issued and outstanding shares entitled to vote.

  The following business was transacted:

Election of Directors

  Over 86% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

                                  Votes For           Votes Withheld
                                  ---------           --------------

Joseph L. Bower                  170,153,268            3,863,995
John Brademas                    170,074,257            3,943,006
Paul J. Fribourg                 165,997,471            8,019,792
Philip A. Laskawy                166,167,098            7,850,165
Gloria R. Scott                  165,020,361            8,996,902
Andrew H. Tisch                  149,224,677           24,792,586
James S. Tisch                   149,258,748           24,758,515
Jonathan M. Tisch                149,184,253           24,833,010
Laurence A. Tisch                149,158,895           24,858,368
Preston R. Tisch                 149,183,773           24,833,490
Fred Wilpon                      170,085,630            3,931,633

Ratification of the appointment of Independent Certified Public Accountants
---------------------------------------------------------------------------

  Approved - 161,436,512 votes, approximately 92.8% of the votes cast, voted to ratify the appointment of Deloitte & Touche, LLP as independent certified public accountants for the Company. 11,511,379 votes, approximately 6.6% of the votes cast, voted against, and shares representing 1,069,371 votes, approximately 0.6% of the votes cast, abstained. In addition, there were shares representing one vote as to which a broker indicated that it did not have authority to vote (a "broker non-vote").

Shareholder proposal relating to cumulative voting
--------------------------------------------------

  Rejected - 106,469,411 votes, approximately 66.4% of the votes cast, voted against this shareholder proposal. 51,158,696 votes, approximately 31.9% of the votes cast, were cast for, and shares representing 2,830,972 votes, approximately 1.8% of the votes cast, abstained. In addition, there were 13,558,184 broker non-votes.

Shareholder proposal relating to auditor conflicts
--------------------------------------------------

  Rejected - 114,310,070 votes, approximately 71.2% of the votes cast, voted against this shareholder proposal. 44,686,777 votes, approximately 27.9% of the votes cast, were cast for, and shares representing 1,462,231 votes, approximately 0.9% of the votes cast, abstained. In addition, there were 13,558,185 broker non-votes.

Shareholder proposal relating to environmental tobacco smoke
------------------------------------------------------------

  Rejected - 126,413,300 votes, approximately 78.8% of the votes cast, voted against this shareholder proposal. 20,093,680 votes, approximately 12.5% of the votes cast, were cast for, and shares representing 13,952,098 votes, approximately 8.7% of the votes cast, abstained. In addition, there were 13,558,185 broker non-votes.

Shareholder proposal relating to cigarette sales over the internet
------------------------------------------------------------------

  Rejected - 147,387,661 votes, approximately 91.9% of the votes cast, voted against this shareholder proposal. 5,634,430 votes, approximately 3.5% of the votes cast, were cast for, and shares representing 7,436,989 votes, approximately 4.6% of the votes cast, abstained. In addition, there were 13,558,183 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits -

Description of Exhibit                                                 Number
----------------------                                                 ------

Certification dated August 8, 2003, by the Chief Executive Officer
of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)             31.1*

Certification dated August 8, 2003, by the Chief Financial Officer
of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)             31.2*

Certification dated August 8, 2003, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted
by Section 906 of the Sarbanes-Oxley Act of 2002)                        32.1*

Certification dated August 8, 2003, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002)                           32.2*

Tobacco Pending Litigation, incorporated herein by reference to
Exhibit 99.01 to Registrant's Report on Form 10-K for the year ended
December 31, 2002                                                        99.1

* Filed or furnished herewith

(b)  Current reports on Form 8-K -

  On April 3, 2003 Registrant filed a report on Form 8-K announcing its auditor's Deloitte & Touche LLP had terminated it plan to separate Deloitte Consulting from their firm.

  On April 14, 2003, Registrant filed a report on Form 8-K announcing the purchase of Texas Gas Transmission Corporation from The Williams Companies, Inc.

  On May 8, 2003, Registrant filed a report on Form 8-K regarding the first quarter of 2003 earnings release for the Loews Corporation and the Carolina Group.

  On June 2, 2003, Registrant filed a report on Form 8-K regarding Registrant's 90% owned subsidiary, CNA Financial Corporation, announcement of an after-tax charge of approximately $49.0 million in the second quarter of 2003 for its Specialty Lines segment.

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

                                               LOEWS CORPORATION
                                               -------------------------------
                                               (Registrant)




Dated:  August 8, 2003                    By:  /s/ Peter W. Keegan
                                               -------------------------------
                                               PETER W. KEEGAN
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Duly authorized officer
                                               and principal financial
                                               officer)

