Form 10-Q
period 2003-11-14
LOEWS CORP
filed 2003-11-14
CIK 60086

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

For the quarterly period ended September 30, 2003

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

                 Yes   X                      No
                     ------                      ------

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                Yes    X                      No
                    ------                       ------

             Class                             Outstanding at November 7, 2003
------------------------------                 -------------------------------
Common stock, $1.00 par value                         185,447,050 shares
Carolina Group stock, $0.01 par value                  39,910,000 shares
==============================================================================

                                   INDEX


                                                                         Page
Part I. Financial Information                                             No.
                                                                         -----

  Item 1. Financial Statements

   Consolidated Condensed Balance Sheets
    September 30, 2003 and December 31, 2002                                3

   Consolidated Condensed Statements of Operations
    Three and Nine months ended September 30, 2003 and 2002                 4

   Consolidated Condensed Statements of Cash Flows
    Nine months ended September 30, 2003 and 2002                           6

   Notes to Consolidated Condensed Financial Statements                     7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        71

  Item 3. Quantitative and Qualitative Disclosures about Market Risk      145

  Item 4. Disclosure Controls and Procedures                              149

Part II. Other Information

  Item 1. Legal Proceedings                                               149

  Item 6. Exhibits and Reports on Form 8-K                                155

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------------------------
(In millions)
                                                                     September 30,  December 31,
                                                                             2003          2002
------------------------------------------------------------------------------------------------
Assets

Investments:
  Fixed maturities, amortized cost of $27,545.0 and $26,688.8            $28,859.2     $27,433.7
  Equity securities, cost of $655.1 and $1,002.8                             897.0       1,120.5
  Other investments                                                        1,653.3       1,420.8
  Short-term investments                                                  11,307.4      10,161.7
------------------------------------------------------------------------------------------------
   Total investments                                                      42,716.9      40,136.7
Cash                                                                         233.4         185.4
Receivables-net                                                           19,892.0      16,601.0
Property, plant and equipment-net                                          3,862.3       3,138.2
Deferred income taxes                                                        425.6         627.2
Goodwill                                                                     442.9         177.8
Other assets                                                               4,025.9       3,999.2
Deferred acquisition costs of insurance subsidiaries                       2,662.0       2,551.4
Separate account business                                                  3,532.6       3,102.7
------------------------------------------------------------------------------------------------
   Total assets                                                          $77,793.6     $70,519.6
================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves:
  Claim and claim adjustment expense                                     $32,264.3     $27,369.9
  Future policy benefits                                                   7,949.2       7,408.9
  Unearned premiums                                                        5,237.2       4,820.0
  Policyholders' funds                                                       603.1         580.1
------------------------------------------------------------------------------------------------
   Total insurance reserves                                               46,053.8      40,178.9
Payable for securities purchased                                           1,434.1         799.1
Securities sold under agreements to repurchase                               880.6         552.4
Long-term debt, less unamortized discount                                  6,075.2       5,651.9
Reinsurance balances payable                                               3,285.9       2,763.3
Other liabilities                                                          4,337.9       4,340.8
Separate account business                                                  3,532.6       3,102.7
------------------------------------------------------------------------------------------------
   Total liabilities                                                      65,600.1      57,389.1
Minority interest                                                          1,710.2       1,895.3
Shareholders' equity                                                      10,483.3      11,235.2
------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                             $77,793.6     $70,519.6
================================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------
 (In millions)
                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                             ------------------------- -------------------------
                                                2003            2002       2003            2002
                                             ---------------------------------------------------
                                                           (Restated)                 (Restated)
Revenues:
  Insurance premiums                          $ 2,125.2    $  2,261.4    $ 6,701.0   $  7,922.9
  Investment income, net of expense               373.4         396.8      1,275.2      1,399.7
  Investment gains (losses)                       179.5          26.5        503.2       (145.0)
  Manufactured products (including excise
   taxes of $173.1, $161.5, $493.4 and $518.0)    880.1       1,004.4      2,578.4      3,077.2
  Other                                           381.8         382.2      1,067.5      1,241.6
-----------------------------------------------------------------------------------------------
    Total                                       3,940.0       4,071.3     12,125.3     13,496.4
-----------------------------------------------------------------------------------------------

Expenses:
  Insurance claims and policyholders'
   benefits                                     4,032.2       1,850.1      7,968.9      6,542.4
  Amortization of deferred acquisition
   costs                                          494.5         447.7      1,433.7      1,349.2
  Cost of manufactured products sold              532.7         553.2      1,489.6      1,761.4
  Other operating expenses                      1,350.3         731.1      2,968.4      2,384.1
  Interest                                         80.9          77.1        230.3        231.8
-----------------------------------------------------------------------------------------------
    Total                                       6,490.6       3,659.2     14,090.9     12,268.9
-----------------------------------------------------------------------------------------------
                                               (2,550.6)        412.1     (1,965.6)     1,227.5
-----------------------------------------------------------------------------------------------
  Income tax (benefit) expense                   (916.4)        156.5       (735.3)       449.2
  Minority interest                              (195.5)         16.9       (196.8)        59.2
-----------------------------------------------------------------------------------------------
    Total                                      (1,111.9)        173.4       (932.1)       508.4
-----------------------------------------------------------------------------------------------
(Loss) income from continuing operations       (1,438.7)        238.7     (1,033.5)       719.1
Discontinued operations-net                        55.8           0.4         55.4        (28.8)
Cumulative effect of change in
 accounting principle-net                                                                 (39.6)
-----------------------------------------------------------------------------------------------
   Net (loss) income                          $(1,382.9)    $   239.1    $  (978.1)   $   650.7
===============================================================================================

Net (loss) income attributable to:
  Loews common stock:
    (Loss) income from continuing operations $(1,465.5)    $   194.3    $(1,113.9)   $   615.3
    Discontinued operations-net                   55.8           0.4         55.4        (28.8)
    Cumulative effect of change in
     accounting principle-net                                                            (39.6)
-----------------------------------------------------------------------------------------------
  Loews common stock                          (1,409.7)        194.7     (1,058.5)       546.9
  Carolina Group stock                            26.8          44.4         80.4        103.8
----------------------------------------------------------------------------------------------
   Total                                     $(1,382.9)    $   239.1    $  (978.1)   $   650.7
==============================================================================================

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Continued)
------------------------------------------------------------------------------------------------
(In millions, except per share data)

                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                             ------------------------  -------------------------
                                                2003            2002       2003            2002
                                             ---------------------------------------------------
                                                           (Restated)                 (Restated)
(Loss) income per share of Loews common stock:
  (Loss) income from continuing operations    $   (7.90)    $     1.05   $   (6.01)   $    3.26
  Discontinued operations-net                      0.30                       0.30        (0.15)
  Cumulative effect of change in
   accounting principle-net                                                               (0.21)
------------------------------------------------------------------------------------------------
    Net (loss) income                         $   (7.60)    $     1.05   $   (5.71)   $    2.90
================================================================================================
Net income per share of Carolina Group stock  $    0.67     $     1.10   $    2.01    $    2.58
================================================================================================

Weighted average number of shares
 outstanding:
  Loews common stock                             185.45         185.71      185.45       188.31
  Carolina Group stock                            39.91          40.19       39.91        40.23

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------
(In millions)
                                                                           Nine Months Ended
                                                                             September 30,
                                                                       -------------------------
                                                                           2003            2002
                                                                       -------------------------
                                                                                       Restated
Operating Activities:
Net income                                                              $   (978.1)  $    650.7
Adjustments to reconcile net (loss) income to net cash (used)
 provided by operating activities-net                                        (87.5)       316.8
(Gain) loss on disposal of discontinued operations                           (56.7)        32.8
Cumulative effect of change in accounting principle-net                                    39.6
Changes in assets and liabilities-net:
  Reinsurance receivable                                                  (2,421.4)       167.3
  Other receivables                                                          (35.7)       520.5
  Federal income taxes                                                      (619.9)       845.7
  Prepaid reinsurance premiums                                               (42.7)      (196.1)
  Deferred acquisition costs                                                (127.5)      (129.7)
  Insurance reserves and claims                                            5,880.4       (664.3)
  Reinsurance balances payable                                               522.6        309.0
  Other liabilities                                                            4.6         56.4
  Trading securities                                                         132.2       (529.1)
  Other-net                                                                  135.6        (20.3)
-----------------------------------------------------------------------------------------------
                                                                           2,305.9      1,399.3
------------------------------------------------------------------------------------------------

Investing Activities:
  Purchases of fixed maturities                                          (56,469.5)   (61.756.9)
  Proceeds from sales of fixed maturities                                 45,635.2     59,354.8
  Proceeds from maturities of fixed maturities                            10,336.3      4,520.8
  Securities sold under agreements to repurchase                             328.2       (390.7)
  Purchases of equity securities                                            (342.0)      (746.1)
  Proceeds from sales of equity securities                                   430.9        816.4
  Change in short-term investments                                        (1,166.9)    (3,102.3)
  Purchases of property, plant and equipment                                (370.3)      (325.8)
  Proceeds from sales of property, plant and equipment                       106.0        102.2
  Change in other investments                                                 79.7       (234.3)
  Purchase of Texas Gas Transmission, LLC                                   (803.3)
------------------------------------------------------------------------------------------------
                                                                          (2,235.7)    (1,761.9)
------------------------------------------------------------------------------------------------

Financing Activities:
  Dividends paid to Loews shareholders                                   $  (137.5)   $  (120.8)
  Dividends paid to minority interests                                       (22.6)       (30.1)
  Issuance of Loews common stock                                               0.2          0.5
  Issuance of Carolina Group stock                                                      1,069.6
  Purchases of Loews treasury shares                                                     (351.2)
  Purchases of treasury shares by subsidiaries                                            (30.6)
  Principal payments on long-term debt                                      (547.3)       (85.4)
  Issuance of long-term debt                                                 706.4         65.0
  Receipts credited to policyholders                                           0.7          0.4
  Withdrawals of policyholders account balances                              (19.4)       (36.4)
  Other                                                                       (2.7)         9.1
------------------------------------------------------------------------------------------------
                                                                             (22.2)       490.1
------------------------------------------------------------------------------------------------
Net change in cash                                                            48.0        127.5
Cash, beginning of period                                                    185.4        181.3
------------------------------------------------------------------------------------------------
Cash, end of period                                                      $   233.4    $   308.8
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

  In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002 and the results of operations for the three and nine months ended September 30, 2003 and 2002 and changes in cash flows for the nine months ended September 30, 2003 and 2002.

  Results of operations for the third quarter and the first nine months of each of the years reported herein is not necessarily indicative of results of operations for that entire year.

  Reference is made to the Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders on Form 10-K which should be read in conjunction with these consolidated condensed financial statements.

  Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2003.

  Restatement for CNA's Life Settlement Contract Accounting - As a result of a routine review of CNA's periodic filings by the Division of Corporation Finance of the Securities and Exchange Commission, the Company has restated its results of operations prior to September 30, 2002. The restated financial statements for the periods ended September 30, 2002 reflect an adjustment to the Company's historical accounting for CNA's investment in life settlement contracts and the related revenue recognition. The impact of this adjustment on operating results was insignificant.

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

  In January of 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and for variable interest entities created before February 1, 2003, no later than the first interim or annual period ending after December 15, 2003. The Company is currently evaluating the impact FIN 46 may have on its consolidated financial statements.

  On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the results of operations or equity of the Company.

  On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 modifies the accounting and financial statement disclosures of three types of financial instruments that, under previous guidance, issuers could account for as equity. The Company did not have any financial instruments outstanding to which the provisions of SFAS No. 150 apply, therefore the adoption of SFAS No. 150 did not have a material impact on the equity or results of operations of the Company.

  In July of 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-01 may not be applied retroactively to prior years' financial statements, and initial application should be as of the beginning of an entity's fiscal year. The Company will adopt SOP 03-01 as of January 1, 2004. The Company is in the process of evaluating the effect of SOP 03-01.

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

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's Consolidated Condensed Statements of Income, in accordance with APB No. 25. Several of the Company's subsidiaries also maintain their own stock option plans. The pro forma effect of applying SFAS No. 123 includes the Company's share of expense related to its subsidiaries' plans as well. The Company's pro forma net (loss) income and the related basic and diluted income per share of Loews common stock and Carolina Group stock would have been as follows:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
                                             ------------------------  -------------------------
                                                2003            2002       2003            2002
                                             ---------------------------------------------------
                                                     (In millions, except per share data)
Net (loss) income:

Loews common stock:
  Net (loss) income as reported               $(1,409.7)     $   194.7   $(1,058.5)   $   546.9
  Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method, net                (1.3)          (1.1)       (3.9)        (3.0)
-----------------------------------------------------------------------------------------------
  Pro forma net (loss) income                 $(1,411.0)     $   193.6   $(1,062.4)   $   543.9
================================================================================================

Carolina Group stock:
  Net income as reported                      $    26.8      $    44.4   $   80.4     $   103.8
  Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method, net                                          (0.1)
------------------------------------------------------------------------------------------------
  Pro forma net income                        $    26.8      $    44.4   $   80.3     $   103.8
================================================================================================

Net (loss) income per share:

Loews common stock:
  As reported                                 $   (7.60)     $    1.05   $  (5.71)    $    2.90
  Pro forma                                       (7.61)          1.04      (5.73)         2.89
Carolina Group stock:
  As reported                                      0.67           1.10       2.01          2.58
  Pro forma                                        0.67           1.10       2.01          2.58
================================================================================================

  Comprehensive Income (Loss) - Comprehensive income (loss) includes all changes to shareholders' equity, except those resulting from investments by shareholders and distributions to shareholders. For the three and nine months ended September 30, 2003 and 2002, comprehensive (loss) income totaled $(1,703.2), $476.8, $(614.6) and $856.8 million, respectively. Comprehensive income includes net income, unrealized appreciation (depreciation) of investments and foreign currency translation gains or losses.

2.  Investments

                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                             ------------------------  -------------------------
                                                2003            2002       2003            2002
                                             ---------------------------------------------------
                                                                 (In millions)
Investment income consisted of:
  Fixed maturity securities                   $   419.0      $   469.9   $ 1,274.5    $ 1,437.0
  Short-term investments                           20.3           34.7        74.8         92.5
  Limited partnerships                             61.1          (72.8)      158.8        (28.3)
  Equity securities                                 5.3           12.0        17.3         28.9
  Interest expense on funds withheld and
   other deposits                                (147.6)         (53.4)     (287.8)      (167.9)
  Other                                            28.5           38.0        94.0         99.5
------------------------------------------------------------------------------------------------
Total investment income                           386.6          428.4     1,331.6      1,461.7
Investment expenses                               (13.2)         (31.6)      (56.4)       (62.0)
------------------------------------------------------------------------------------------------
Investment income, net of expense             $   373.4      $   396.8   $ 1,275.2    $ 1,399.7
================================================================================================

Investment gains (losses) are as follows:

Trading securities:
  Derivative instruments                      $    27.7      $   (16.3)  $    10.1    $   (19.5)
  Equity securities, including short
   positions                                       22.2          (49.8)       30.8        (87.1)
------------------------------------------------------------------------------------------------
                                                   49.9          (66.1)       40.9       (106.6)

Other than trading:
  Fixed maturities                                 10.4          118.4       370.4        (45.0)
  Equity securities                                30.5          (16.6)       88.6         32.3
  Short?term investments                           (1.7)          43.7         1.9         77.4
  Other, including guaranteed separate
   account business                                90.4          (52.9)        1.4       (103.1)
------------------------------------------------------------------------------------------------
Investment gains (losses)                         179.5           26.5       503.2       (145.0)
Income tax (expense) benefit                      (64.4)          (9.2)     (174.4)        52.7
Minority interest                                  (8.6)          (8.2)      (28.2)        (0.7)
------------------------------------------------------------------------------------------------
Investment gains (losses)-net                 $   106.5      $     9.1   $   300.6    $   (93.0)
================================================================================================

  Realized investment losses included $9.0, $129.6, $176.4 and $309.0 million (after tax and minority interest) of other than temporary impairment losses for the three and nine months ended September 30, 2003 and 2002. The impairment losses were recorded primarily in the forestry sector for the three months ended September 30, 2003 and impairment losses were recorded primarily in the communications sector for the same period in 2002. Impairment losses were recorded across several sectors, including the airline, health care and energy industries, for the nine months ended September 30, 2003 and impairment losses were recorded primarily in the communications sector for the same period in 2002.

3.  Earnings Per Share

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net (loss) income attributable to each class of common stock by the weighted average number of common shares of each class of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2003 and 2002, (loss) income per common share assuming dilution is the same as basic (loss) income per share because the impact of securities that could potentially dilute basic (loss) income per common share is insignificant or antidilutive for the periods presented.

  Options to purchase 0.88, 0.31, 0.86 and 0.28 million shares of Loews common stock were outstanding for the three and nine months ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 0.18, 0.20, 0.37 and 0.20 million shares of Carolina Group stock were outstanding for the three and nine months ended September 30, 2003 and 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

  The attribution of (loss) income to each class of common stock was as follows:


                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                            -------------------------  -------------------------
                                                2003            2002       2003            2002
                                            ----------------------------------------------------
                                                                  (In millions)

Loews common stock:

  Consolidated net (loss) income              $(1,382.9)     $ 239.1     $  (978.1)   $   650.7
  Less income attributable to
   Carolina Group stock                            26.8         44.4          80.4        103.8
------------------------------------------------------------------------------------------------
  (Loss) income attributable to Loews
    common stock                              $(1,409.7)     $ 194.7     $(1,058.5)   $   546.9
================================================================================================

Carolina Group stock:

  Carolina Group net income                   $   116.4      $ 191.7     $   349.2    $   521.2
  Less net income for January 2002                                                         73.1
------------------------------------------------------------------------------------------------
  Income available to Carolina Group stock        116.4        191.7         349.2        448.1
  Weighted average economic interest of the
   Carolina Group stock                           23.01%       23.14%        23.01%       23.16%
------------------------------------------------------------------------------------------------
  Income attributable to
   Carolina Group stock                       $    26.8      $  44.4     $    80.4    $   103.8
================================================================================================

4.  Loews and Carolina Group Consolidating Condensed Financial Information

  On February 6, 2002, the Company sold 40,250,000 shares of a new class of its common stock, referred to as Carolina Group stock, for net proceeds of $1.1 billion. This stock is designed to track the performance of the Carolina Group, which consists of the Company's ownership interest in Lorillard; notional, intergroup debt owed by the Carolina Group to the Loews Group ($2.2 billion outstanding at September 30, 2003), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; any and all liabilities, costs and expenses of the Company and Lorillard arising out of the past, present or future business of Lorillard, and all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

  The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. During the year ended December 31, 2002, the Company purchased, for the account of the Carolina Group, 340,000 shares of Carolina Group stock. As of September 30, 2003, the outstanding Carolina Group stock represents a 23.01% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company's assets and liabilities other than the 23.01% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company's common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.

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

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

                                    Carolina Group                       Adjustments
                        ------------------------------------    Loews         and
September 30, 2003      Lorillard    Other      Consolidated    Group    Eliminations   Total
------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments              $1,978.4    $   100.0  $ 2,078.4    $ 40,638.5               $42,716.9
Cash                          1.7          0.5        2.2         231.2                   233.4
Receivables-net              31.1                    31.1      19,890.8 $   (29.9) (a) 19,892.0
Property, plant and
 equipment-net              206.8                   206.8       3,655.5                 3,862.3
Deferred income taxes       457.0                   457.0                   (31.4) (c)    425.6
Goodwill                                                          442.9                   442.9
Other assets                415.9                   415.9       3,610.0                 4,025.9
Investment in combined
 attributed net assets
 of the Carolina Group                                          1,570.6  (2,163.2) (a)
                                                                            592.6  (b)
Deferred acquisition
 costs of insurance
 subsidiaries                                                   2,662.0                 2,662.0
Separate account business                                       3,532.6                 3,532.6
------------------------------------------------------------------------------------------------
Total assets             $3,090.9    $   100.5  $ 3,191.4    $ 76,234.1 $(1,631.9)    $77,793.6
================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves                                           $ 46,053.8               $46,053.8
Payable for securities
 purchased               $  249.4               $   249.4       1,184.7                 1,434.1
Securities sold under
 agreements to repurchase                                         880.6                   880.6
Long-term debt, less
 unamortized discount                $ 2,163.2    2,163.2       6,075.2 $(2,163.2) (a)  6,075.2
Deferred income taxes                                              31.4     (31.4) (c)
Reinsurance balances
 payable                                                        3,285.9                 3,285.9
Other liabilities         1,529.9         18.6    1,548.5       2,819.3     (29.9) (a)  4,337.9
Separate account business                                       3,532.6                 3,532.6
------------------------------------------------------------------------------------------------
Total liabilities         1,779.3      2,181.8    3,961.1      63,863.5  (2,224.5)     65,600.1
Minority interest                                               1,710.2                 1,710.2
Shareholders' equity      1,311.6     (2,081.3)    (769.7)     10,660.4     592.6  (b) 10,483.3
------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity    $3,090.9    $   100.5  $ 3,191.4    $ 76,234.1 $(1,631.9)    $77,793.6
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

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

                                     Carolina Group                      Adjustments
Three Months Ended        ------------------------------------  Loews        and
  September 30, 2003      Lorillard   Other     Consolidated    Group    Eliminations    Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                             $2,125.2               $ 2,125.2
Investment income, net      $  11.2    $  0.5     $  11.7         406.9   $(45.2)(a)      373.4
Investment (losses) gains      (8.8)                 (8.8)        188.3                   179.5
Manufactured products         842.8                 842.8          37.3                   880.1
Other                                                             381.8                   381.8
------------------------------------------------------------------------------------------------
Total                         845.2       0.5       845.7       3,139.5    (45.2)       3,940.0
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' Benefits                                        4,032.2                 4,032.2
Amortization of deferred
 acquisition costs                                                494.5                   494.5
Cost of manufactured
 products sold                514.0                 514.0          18.7                   532.7
Other operating expenses (b)   97.7       0.3        98.0       1,252.3                 1,350.3
Interest                                 45.2        45.2          80.9    (45.2)(a)       80.9
------------------------------------------------------------------------------------------------
Total                         611.7      45.5       657.2       5,878.6    (45.2)       6,490.6
------------------------------------------------------------------------------------------------
                              233.5     (45.0)      188.5      (2,739.1)               (2,550.6)
-----------------------------------------------------------------------------------------------
Income tax expense (benefit)   89.3     (17.2)       72.1        (988.5)                 (916.4)
Minority interest                                                (195.5)                 (195.5)
------------------------------------------------------------------------------------------------
Total                          89.3     (17.2)       72.1      (1,184.0)               (1,111.9)
------------------------------------------------------------------------------------------------
(Loss) income from operations 144.2     (27.8)      116.4      (1,555.1)               (1,438.7)
Equity in earnings of the
 Carolina Group                                                    89.6    (89.6)(c)
------------------------------------------------------------------------------------------------
Income from continuing
 operations                   144.2     (27.8)      116.4      (1,465.5)   (89.6)      (1,438.7)
Discontinued operations-net                                        55.8                    55.8
------------------------------------------------------------------------------------------------
Net (loss) income           $ 144.2    $(27.8)    $ 116.4     $(1,409.7)  $(89.6)     $(1,382.9)
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

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

                                     Carolina Group                    Adjustments
Three Months Ended        ---------------------------------   Loews       and
  September 30, 2002      Lorillard   Other    Consolidated   Group    Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)                                               (Restated)                (Restated)

Revenues:

Insurance premiums                                         $2,261.4                    $2,261.4
Investment income, net      $   13.3   $  0.5  $   13.8       433.0     $ (50.0)(a)       396.8
Investment gains                22.1               22.1         4.4                        26.5
Manufactured products          963.4              963.4        41.0                     1,004.4
Other                            1.2                1.2       381.0                       382.2
------------------------------------------------------------------------------------------------
Total                        1,000.0      0.5   1,000.5     3,120.8       (50.0)        4,071.3
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits                                    1,850.1                     1,850.1
Amortization of deferred
 acquisition costs                                            447.7                       447.7
Cost of manufactured
 products sold                 534.1              534.1        19.1                       553.2
Other operating expenses        98.2      0.1      98.3       632.8                       731.1
Interest                                 50.0      50.0        77.1       (50.0)(a)        77.1
-----------------------------------------------------------------------------------------------
Total                          632.3     50.1     682.4     3,026.8       (50.0)        3,659.2
-----------------------------------------------------------------------------------------------
                               367.7    (49.6)    318.1        94.0                       412.1
-----------------------------------------------------------------------------------------------
Income tax expense (benefit)   146.2    (19.8)    126.4        30.1                       156.5
Minority interest                                              16.9                        16.9
-----------------------------------------------------------------------------------------------
Total                          146.2    (19.8)    126.4        47.0                       173.4
-----------------------------------------------------------------------------------------------
Income from operations         221.5    (29.8)    191.7        47.0                       238.7
Equity in earnings of the
 Carolina Group                                               147.3      (147.3)(b)
-----------------------------------------------------------------------------------------------
Income from continuing
 operations                    221.5    (29.8)    191.7       194.3      (147.3)          238.7
Discontinued Operations-net                                     0.4                         0.4
------------------------------------------------------------------------------------------------
Net income                  $  221.5   $(29.8) $  191.7    $  194.7     $(147.3)       $  239.1
================================================================================================

(a)  To eliminate interest on the intergroup notional debt.
(b)  To eliminate the Loews Group's intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

                                     Carolina Group                      Adjustments
Nine Months Ended         ------------------------------------  Loews        and
  September 30, 2003      Lorillard   Other     Consolidated    Group    Eliminations    Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                             $6,701.0                $6,701.0
Investment income, net     $   29.7  $  1.7    $   31.4         1,384.5  $(140.7)(a)    1,275.2
Investment (losses) gains     (10.6)              (10.6)          513.8                   503.2
Manufactured products       2,467.9             2,467.9           110.5                 2,578.4
Other                          (0.2)               (0.2)        1,067.7                 1,067.5
------------------------------------------------------------------------------------------------
Total                       2,486.8     1.7     2,488.5         9,777.5   (140.7)      12,125.3
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits                                        7,968.9                 7,968.9
Amortization of deferred
 acquisition costs                                              1,433.7                 1,433.7
Cost of manufactured
 products sold              1,435.4             1,435.4            54.2                 1,489.6
Other operating expenses (b)  352.3     0.5       352.8         2,615.6                 2,968.4
Interest                              140.7       140.7           230.3   (140.7)(a)      230.3
------------------------------------------------------------------------------------------------
Total                       1,787.7   141.2     1,928.9        12,302.7   (140.7)      14,090.9
------------------------------------------------------------------------------------------------
                              699.1  (139.5)      559.6        (2,525.2)               (1,965.6)
------------------------------------------------------------------------------------------------
Income tax expense (benefit)  262.8   (52.4)      210.4          (945.7)                 (735.3)
Minority interest                                                (196.8)                 (196.8)
------------------------------------------------------------------------------------------------
Total                         262.8   (52.4)      210.4        (1,142.5)                 (932.1)
------------------------------------------------------------------------------------------------
(Loss) income from operations 436.3   (87.1)      349.2        (1,382.7)               (1,033.5)
Equity in earnings of the
 Carolina Group                                                   268.8   (268.8)(c)
------------------------------------------------------------------------------------------------
(Loss) income from continuing
 operations                   436.3   (87.1)      349.2        (1,113.9)  (268.8)      (1,033.5)
Discontinued operations-net                                        55.4                    55.4
Cumulative effect of
 changes in accounting
 principles-net
------------------------------------------------------------------------------------------------
Net (loss) income          $  436.3 $ (87.1)  $   349.2       $(1,058.5) $(268.8)     $  (978.1)
================================================================================================

(a)  To eliminate interest on the intergroup notional debt.
(b)  Includes $0.2 of expenses allocated by Loews Group to the Carolina Group for services provided pursuant to a service agreement, which eliminate in these consolidating statements.
(c)  To eliminate the Loews Group's intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

                                     Carolina Group                    Adjustments
Nine Months Ended         ---------------------------------   Loews       and
  September 30, 2002      Lorillard   Other    Consolidated   Group    Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)                                               (Restated)                (Restated)

Revenues:

Insurance premiums                                          $7,922.9                   $7,922.9
Investment income, net      $   34.8   $  0.8  $   35.6      1,493.1     $(129.0)(a)    1,399.7
Investment gains (losses)       32.7               32.7       (177.7)                    (145.0)
Manufactured products        2,963.4            2,963.4        113.8                    3,077.2
Other                            1.9                1.9      1,239.7                    1,241.6
------------------------------------------------------------------------------------------------
Total                        3,032.8      0.8   3,033.6     10,591.8      (129.0)      13,496.4
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits                                     6,542.4                    6,542.4
Amortization of deferred
 acquisition costs                                           1,349.2                    1,349.2
Cost of manufactured
 products sold               1,707.0            1,707.0         54.4                    1,761.4
Other operating expenses (b)   337.1      0.2     337.3      2,046.8                    2,384.1
Interest                                129.0     129.0        231.8      (129.0)(a)      231.8
-----------------------------------------------------------------------------------------------
Total                        2,044.1    129.2   2,173.3     10,224.6      (129.0)      12,268.9
-----------------------------------------------------------------------------------------------
                               988.7   (128.4)    860.3        367.2                    1,227.5
-----------------------------------------------------------------------------------------------
Income tax expense (benefit)   389.7    (50.6)    339.1        110.1                      449.2
Minority interest                                               59.2                       59.2
-----------------------------------------------------------------------------------------------
Total                          389.7    (50.6)    339.1        169.3                      508.4
-----------------------------------------------------------------------------------------------
Income from operations         599.0    (77.8)    521.2        197.9                      719.1
Equity in earnings of the
 Carolina Group                                                417.4     (417.4)(c)
-----------------------------------------------------------------------------------------------
Income from continuing
 operations                    599.0    (77.8)    521.2        615.3     (417.4)          719.1
Discontinued operations- net                                   (28.8)                     (28.8)
Cumulative effect of
 change in accounting
 principle-net                                                 (39.6)                     (39.6)
------------------------------------------------------------------------------------------------
Net income                  $  599.0  $ (77.8)$   521.2    $   546.9    $(417.4)      $   650.7
================================================================================================

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

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

                                     Carolina Group                      Adjustments
Nine Months Ended          ----------------------------------   Loews       and
  September 30, 2003       Lorillard    Other    Consolidated   Group   Eliminations   Total
-----------------------------------------------------------------------------------------------
(In millions)

Net cash provided (used)
 in operating activities   $ 869.7      $ (89.1)  $ 780.6     $ 1,706.3     $(181.0)  $ 2,305.9
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property and
 equipment                   (38.4)                 (38.4)       (331.9)                 (370.3)
Proceeds from sales of
 property and equipment        1.0                    1.0         105.0                   106.0
Change in short-term
 investments                (283.6)        50.3    (233.3)       (933.6)               (1,166.9)
Other investing activities                                       (529.6)     (274.9)     (804.5)
------------------------------------------------------------------------------------------------
                            (321.0)        50.3    (270.7)     (1,690.1)     (274.9)   (2,235.7)
------------------------------------------------------------------------------------------------
Financing activities:

Dividends paid to
 shareholders               (549.0)       314.0    (235.0)        (83.5)      181.0      (137.5)
Reduction of intergroup
 notional debt                           (274.9)   (274.9)                    274.9
Other financing activities                                        115.3                   115.3
------------------------------------------------------------------------------------------------
                            (549.0)        39.1    (509.9)         31.8       455.9       (22.2)
------------------------------------------------------------------------------------------------
Net change in cash            (0.3)         0.3                    48.0                    48.0
Cash, beginning of period      2.0          0.2       2.2         183.2                   185.4
------------------------------------------------------------------------------------------------
Cash, end of period         $  1.7      $   0.5   $   2.2     $   231.2              $    233.4
================================================================================================


Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

                                      Carolina Group                       Adjustments
Nine Months Ended            -----------------------------------    Loews     and
  September 30, 2002         Lorillard     Other    Consolidated    Group  Eliminations   Total
------------------------------------------------------------------------------------------------
(In millions)                                                    (Restated)           (Restated)


Net cash provided (used)
 by operating activities      $ 681.6     $ (57.5)  $   624.1   $   994.0   $ (218.8) $ 1,399.3
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property and
 equipment                      (40.3)                  (40.3)     (285.5)               (325.8)
Proceeds from sales of
 property and equipment           6.0                     6.0        96.2                 102.2
Change in short-term
 investments                   (207.1)     (120.8)     (327.9)   (2,774.4)             (3,102.3)
Other investing activities                                        1,564.0               1,564.0
------------------------------------------------------------------------------------------------
                               (241.4)     (120.8)     (362.2)   (1,399.7)             (1,761.9)
------------------------------------------------------------------------------------------------

Financing activities:

Dividends paid to
 shareholders                  (440.0)      185.4      (254.6)      (85.0)     218.8     (120.8)
Other financing activities                   (7.7)       (7.7)      618.6                 610.9
------------------------------------------------------------------------------------------------
                               (440.0)      177.7      (262.3)      533.6      218.8      490.1
------------------------------------------------------------------------------------------------
Net change in cash                0.2        (0.6)       (0.4)      127.9                 127.5
Cash, beginning of period         1.0         0.7         1.7       179.6                 181.3
------------------------------------------------------------------------------------------------
Cash, end of period           $   1.2      $  0.1   $     1.3   $   307.5             $   308.8
================================================================================================


5.  Reinsurance

  CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. See Note 9 for discussion of CNA's sale of the renewal rights for most of the treaty business of CNA Re. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business.

  Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $148.0 and $53.0 million for the three months ended September 30, 2003 and 2002 and $288.0 and $168.0 million for the nine months ended September 30, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,892.0 and $2,766.0 million at September 30, 2003 and December 31, 2002. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. The amount of retroactive interest for the three months ended

September 30, 2003 was $103.0 million as compared with $5.0 million in the same period of 2002. The amount of retroactive interest, included in the totals above, for the nine months ended September 30, 2003 was $147.0 million as compared with $10.0 million in the same period of 2002.

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

  As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, CNA has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. One of CNA's principal credit exposures from these recent events arose from reinsurance receivables from Gerling Global Group of companies ("Gerling").

  In the second quarter of 2003, CNA commuted three CNA HealthPro treaties with Gerling which resulted in a $37.0 million pretax loss. In the third quarter of 2003, CNA commuted all remaining ceded and assumed reinsurance contracts with four Gerling entities. The commutations resulted in a pretax loss of $72.0 million which is net of a previously established allowance for doubtful accounts of $47.0 million. CNA has no further exposure to these four Gerling companies that are in run-off.

  CNA has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The reinsurance receivable balances were $15,116.7 and $12,695.3 million at September 30, 2003 and December 31, 2002. The increase in reinsurance receivables was primarily due to ceded claim and allocated claim adjustment expenses related to asbestos, environmental pollution and mass tort ("APMT") reserves and corporate aggregate reinsurance treaties. The allowance for doubtful accounts was $547.6 and $195.7 million at September 30, 2003 and December 31, 2002. CNA increased the allowance $308.0 million for the three months ended September 30, 2003 and $348.0 million for the nine months ended September 30, 2003 in recognition of deterioration of the financial strength ratings of several reinsurers. While CNA believes the allowance for doubtful accounts is adequate based on existing collateral and information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company's results of operations or equity.

  The effects of reinsurance on earned premiums are shown in the following table.

                                                   Direct    Assumed     Ceded        Net
                                                -------------------------------------------
                                                    Nine Months Ended September 30, 2003
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $7,977.0    $  460.0   $3,459.0   $ 4,978.0
Accident and health . . . . . . . . . . . . .    1,193.0        78.0       42.0     1,229.0
Life  . . . . . . . . . . . . . . . . . . . .      801.0         4.0      311.0       494.0
                                                -------------------------------------------
Total earned premiums . . . . . . . . . . . .   $9,971.0    $  542.0   $3,812.0   $ 6,701.0
                                                ===========================================
                                                     Nine Months Ended September 30, 2002
                                                -------------------------------------------

Property and casualty . . . . . . . . . . . .   $ 7,243.0   $  872.0   $3,022.0   $ 5,093.0
Accident and health . . . . . . . . . . . . .     2,225.0      166.0       61.0     2,330.0
Life  . . . . . . . . . . . . . . . . . . . .       804.0      (10.0)     294.0       500.0
                                                -------------------------------------------
Total earned premiums . . . . . . . . . . . .   $10,272.0   $1,028.0   $3,377.0   $ 7,923.0
                                                ===========================================

  Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.

  CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA's property and casualty lines of business (the "Aggregate Cover"). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006.

  During the second and third quarters of 2003, as a result of the unfavorable development recorded related to accident years 2000 and 2001, the $500.0 million limit related to the 2000 and 2001 accident years under the first section was fully utilized and losses of $500.0 million were ceded under the first section of the Aggregate Cover. In 2001, as a result of reserve additions including those related to accident year 1999, the $500.0 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510.0 million were ceded under the second section as a result of losses related to the World Trade Center Disaster and related events ("WTC event").

  The pretax impact of the Aggregate Cover was as follows:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)


Ceded earned premiums                          $(223.0)                   $(251.0)
Ceded claim and claim adjustment expense         422.0                      500.0
Interest charges                                 (88.0)       $(13.0)      (123.0)      $ (38.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                       $ 111.0        $(13.0)     $ 126.0       $ (38.0)
================================================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. As of September 30, 2003, the CCC Cover has been fully utilized.

  The pretax impact of the CCC Cover was as follows:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)


Ceded earned premiums                          $ (10.0)       $(39.0)      $(100.0)     $(100.0)
Ceded claim and claim adjustment expense          17.0          55.0         143.0        148.0
Interest charges                                 (13.0)        (11.0)        (48.0)       (27.0)
------------------------------------------------------------------------------------------------
Pretax (expense) benefit                       $  (6.0)       $  5.0       $  (5.0)     $  21.0
================================================================================================

  The pretax impact by operating segment of the Aggregate Cover and the CCC Cover was as follows:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)


Property and casualty                          $ 105.0        $ (8.0)      $ 122.0      $ (17.0)
Other Insurance                                                               (1.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                       $ 105.0        $ (8.0)      $ 121.0      $ (17.0)
================================================================================================

6.  Receivables

                                                                     September 30,  December 31,
                                                                             2003          2002
------------------------------------------------------------------------------------------------
(In millions)

Reinsurance                                                             $15,116.7     $12,695.3
Other insurance                                                           3,166.2       3,163.2
Security sales                                                            1,283.2         493.3
Accrued investment income                                                   372.5         316.8
Other                                                                       910.0         294.8
-----------------------------------------------------------------------------------------------
Total                                                                    20,848.6      16,963.4

Less:  Allowance for doubtful accounts on reinsurance receivables           547.6         195.7
       Allowance for doubtful accounts and cash discounts                   409.0         166.7
-----------------------------------------------------------------------------------------------
Receivables-net                                                         $19,892.0     $16,601.0
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

  Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material fluctuations in CNA's results of operations and equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations or equity of CNA.

APMT Reserves

  CNA's property and casualty insurance subsidiaries have actual and potential exposures related to APMT claims.

  Establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Accordingly, a high degree of uncertainty remains for CNA's ultimate liability for APMT claim and claim adjustment expenses.

  In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of "joint and several" liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs' lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; a further increase in asbestos and environmental claims which cannot now be anticipated; continued increase in mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to CNA's ability to recover reinsurance for asbestos and environmental claims.

  Since 1999, CNA has performed semi-annual ground up reviews of all open APMT claims to evaluate the adequacy of CNA's APMT reserves. The completion of a comprehensive ground up analysis of its APMT exposures that was previously scheduled for the second quarter was completed in the third quarter of 2003. During the second quarter of 2003, significant resources were dedicated to the proposed national asbestos reform litigation and to support regulatory reviews. CNA completed its formal and comprehensive analysis of all open APMT claims in the third quarter of 2003. In performing its comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder's present and future exposures, including such factors as claims volume, trial conditions, settlement demands and defense costs; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

  Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA's business, results of operations, equity, insurer financial strength and debt ratings. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

  The following table provides data related to CNA's APMT claim and claim adjustment expense reserves.


                                             September 30, 2003            December 31, 2002
------------------------------------------------------------------------------------------------
                                             Environmental             Environmental
                                             Pollution and             Pollution and
                                               Mass Tort    Asbestos     Mass Tort      Asbestos
------------------------------------------------------------------------------------------------
(In millions)


Gross reserves                              $ 872.0        $ 3,434.0        $  830.0   $1,758.0
Ceded reserves                               (270.0)        (1,647.0)         (313.0)    (512.0)
------------------------------------------------------------------------------------------------

Net reserves                                $ 602.0        $ 1,787.0        $  517.0   $1,246.0
================================================================================================

Environmental Pollution and Mass Tort

  Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by "Potentially Responsible Parties" ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,244 cleanup sites have been identified by the Environmental Protection Agency ("EPA") and included on its National Priorities List ("NPL"). State authorities have designated many cleanup sites as well.

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

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2002 or during the first nine months of 2003, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA's results of operations or equity.

  As of September 30, 2003 and December 31, 2002, CNA carried approximately $602.0 and $517.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $153.0 million of environmental pollution and mass tort net prior year unfavorable claim and claim adjustment expense reserve development for the three and nine months ended September 30, 2003 and no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the three and nine months ended September 30, 2002. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $68.0 and $91.0 million for the nine months ended September 30, 2003 and 2002.

  CNA has increased its net environmental pollution reserves to $405.0 million reflecting $72.0 million in unfavorable net prior year environmental pollution reserve development in the third quarter of 2003. This increase was in part due to the emergence of certain negative legal developments, including several court decisions which have reduced the effectiveness of the absolute pollution exclusion by limiting its application to traditional industrial pollution, and which have increased the scope of damages compensable under policies of insurance. In addition, management has noted the potential emergence of Natural Resource Damage claims under the Comprehensive Environmental Response Compensation and Liability Act of 1980 and other federal statutes.

  CNA has made settlement of large environmental pollution exposures a management priority. CNA has resolved a number of its large environmental accounts by negotiating favorable settlement agreements. In its settlements, CNA sought to resolve those exposures and obtain the broadest release language to avoid future claims from the same policyholders seeking coverage for sites or claims that had not emerged at the time CNA settled with its policyholder. While the terms of each settlement agreement vary, CNA sought to obtain broad environmental releases that include known and unknown sites, claims and policies. The broad release provisions contained in those settlement agreements should, in many cases, prevent future exposure from settled policyholders. It remains uncertain, however, whether a court interpreting the language of the settlement agreements will uphold the broad language of the agreements.

  In the third quarter of 2003, CNA began to classify its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. CNA has a structured settlement agreement with one of its policyholders for which it has future payment obligations. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. As to the one structured settlement agreement existing at September 30, 2003, CNA has a reserve of $12.0 million, net of reinsurance.

  CNA has also used coverage in place agreements to resolve large pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At September 30, 2003, CNA had negotiated five such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. CNA has evaluated these commitments and has a $12.0 million reserve, net of reinsurance, as of September 30, 2003 related to coverage in place agreements.

  CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA has 148 large accounts with a collective reserve of $101.0 million, net of reinsurance, at September 30, 2003. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. CNA has 427 small accounts with a collective reserve of $60.0 million, net of reinsurance, at September 30, 2003.

  CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including Excess & Casualty Reinsurance Association ("ECRA"). At September 30, 2003, CNA has a reserve of $38.0 million related to these liabilities.

  At September 30, 2003, CNA's unassigned IBNR reserve for environmental pollution was $182.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

  CNA has also increased its net mass tort reserves to $197.0 million reflecting $81.0 million in net mass tort prior year reserve development, due in part to the elevated volume of silica claims. In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of a tort reform. The most significant silica exposures identified to date include a relatively small number of accounts with significant numbers of new claims and substantial insurance limits issued by CNA. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs.

  CNA's ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by CNA after 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

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

  Several factors are, in management's view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities who are now bankrupt are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended by their insurers. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. The ultimate impact or success of this tactic remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards. This also presents the potential for exhausting policy limits in an accelerated fashion.

  In addition, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003.

  Following the third quarter of 2003 ground up review, CNA has increased its gross asbestos reserves to $3,434.0 million and its net asbestos reserves to $1,787.0 million at September 30, 2003 reflecting $1,808.0 million and $642.0 million in unfavorable gross and net asbestos prior year reserve development principally due to potential losses from policies issued by CNA with high attachment points, which previous exposure analysis indicated would not be reached. As part of its semi-annual review, CNA examined the claims filing trends and the projected erosion rates of underlying primary and lower excess insurance on open asbestos accounts to determine timeframes within which high excess policies issued by CNA could be reached. Elevated claims volumes, together with certain adverse court decisions affecting rapidity by which asbestos claims are paid supported the conclusion that excess policies with high attachment points previously thought not to be exposed may now potentially be exposed.

  CNA has resolved a number of its large asbestos accounts by negotiating favorable settlement agreements. CNA has structured settlement agreements with seven of its policyholders for which it has future payment obligations. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At December 31, 2002, CNA had four structured settlement agreements reserved at $118.0 million, net of reinsurance. Since year end 2002, CNA has resolved three additional asbestos accounts through structured settlement agreements As to the seven structured settlement agreements existing at September 30, 2003, payment obligations under those settlement agreements are projected to terminate in 2016. CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a reserve of $160.0 million, net of reinsurance at September 30, 2003, related to remaining payment obligations under these agreements.

  CNA, through its acquisition of CIC in 1995, assumed obligations under the Wellington Agreement. In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At December 31, 2002, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and has a reserve of $28.0 million, net of reinsurance, related to its remaining Wellington obligations. At September 30, 2003, with respect to these five remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a $23.0 million reserve, net of reinsurance.

  CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At September 30, 2003, CNA had negotiated 27 such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. Coverage in place agreements are evaluated based on claims filings trends and severities. Due to adverse claims trends described in this section, management has increased its estimate of exposure under current coverage in place agreements. At December 31, 2002, CNA had estimated its exposure for its twenty-three coverage in place agreements at $66.0 million, net of reinsurance. Since year end 2002, CNA resolved four additional asbestos exposures through coverage in place agreements and has also evaluated the possibility that high excess coverages it issued could become impaired under these agreements. CNA has evaluated these commitments and the expected reinsurance recoveries under these agreements and has a $106.0 million reserve, net of reinsurance, related to coverage in place agreements.

  CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA made closing large accounts a significant management priority. At December 31, 2002, CNA had 150 large accounts and has a reserve of $220.0 million, net of reinsurance. At September 30, 2003, CNA has 156 large accounts with a collective reserve of $388.0 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In its most recent ground up reserve study, CNA observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims for certain policyholders. Those accounts where CNA had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. Management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

  Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At December 31, 2002, CNA had 939 small accounts with a reserve of $90.0 million, net of reinsurance. At September 30, 2003, CNA has 1,028 small accounts, approximately 84.0% of its total active asbestos accounts. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities who were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs' attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended by their insurers. As claims filings continue to increase, costs incurred in defending small accounts are expected to increase. CNA has evaluated small accounts and has increased its collective reserve to $155.0 million, net of reinsurance, as of September 30, 2003.

  CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At December 31, 2002, CNA had a $91.0 million reserve related to these asbestos liabilities arising from CNA's assumed reinsurance obligations and CNA's participation in pools, including ECRA. At September 30, 2003, CNA has a $158.0 million net reserve related to these liabilities.

  At September 30, 2003, CNA's unassigned IBNR reserve for asbestos was $742.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders. At December 31, 2002, the unassigned IBNR reserve was $584.0 million, net of reinsurance.

  Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, CNA aggressively litigates the claim. Adverse developments with respect to such matters could have a material adverse effect on the Company's results of operations or equity.

Certain asbestos litigation in which CNA is currently engaged are described below:

  On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA will be required to pay $74.0 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA's liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged "non-products" exposures. The settlement has received initial bankruptcy court approval and CNA expects to procure confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims.

  CNA is engaged in insurance coverage litigation with underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company ("Keasbey") in New York State court (Continental Casualty Co. v. Nationwide Indemnity Co. et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey's involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies' aggregate limits for products and completed operations claims. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit.

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

  CIC issued certain primary and excess policies to Bendix Corporation ("Bendix"), now part of Honeywell International Inc. ("Honeywell"). Honeywell faces approximately 71,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC's primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC's policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell's allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

  Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio action, plaintiffs allege the defendants negligently performed duties undertaken to protect the public from the effects of asbestos (Varner v. Ford Motor Co., et al., (Cuyahoga County, Ohio)). Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al., (District Court of Nueces County, Texas)). Many of the Texas claims have been dismissed as time-barred by the applicable statute of limitations. In other claims, the Texas court recently ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. The time period for filing an appeal of this ruling has not expired and it remains uncertain whether the plaintiffs' will continue to pursue their causes of action.

  CNA has been named in Adams v. Aetna, Inc., et al., (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. A direct action has also been filed in Montana (Pennock, et al.
v. Maryland Casualty, et al., First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that CNA failed to fulfill its obligations as W.R. Grace's Workers Compensation carrier because of the alleged negligent failure of CNA to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. This action is currently stayed as to CNA because of W.R. Grace's pending bankruptcy. On July 23, 2003, the stay of similar direct action litigation against Maryland Casualty was lifted by the District Court as to Maryland Casualty. Maryland Casualty and W.R. Grace have appealed the District Court's decision to the Third Circuit Court of Appeals. The stay of the litigation may also be lifted as to CNA.

  CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA's business, insurer financial strength and debt ratings and the Company's equity.

  As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of management and consideration of many complex factors, including: inconsistency of court decisions, jury attitudes and future court decisions; specific policy provisions; allocation of liability among insurers and insureds; missing policies and proof of coverage; the proliferation of bankruptcy proceedings and attendant uncertainties; novel theories asserted by policyholders and their counsel; the targeting of a broader range of businesses and entities as defendants; the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims; volatility in claim numbers and settlement demands; increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; medical inflation trends; the mix of asbestos-related diseases presented and the ability to recover reinsurance including the impact, if any, of restructured operations of Lloyd's of London into Equitas Limited.

  As of September 30, 2003 and December 31, 2002, CNA carried approximately $1,787.0 and $1,246.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was $642.0 million in asbestos-related net claim and claim adjustment expense prior year unfavorable reserve development for the three and nine months ended September 30, 2003. CNA paid asbestos-related claims, net of reinsurance, of $101.0 million for the nine months ended September 30, 2003 and had net reinsurance recoveries of $12.0 million for the nine months ended September 30, 2002.

Other Reserves

  Unfavorable net prior year development of $2,835.0 million, including $2,312.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $523.0 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003. The development discussed below includes premium development due to the direct relationship of unfavorable premium development to the corporate aggregate and other reinsurance treaties. A brief summary of these lines of business and the associated reserve development is discussed below.

Standard Lines

  Unfavorable net prior year development of $1,402.0 million, including $928.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $474.0 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003. Favorable net prior year development of $105.0 million, including $149.0 million of favorable claim and allocated claim adjustment expense reserve development and $44.0 million of unfavorable premium development, was recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $13,153.0 and $11,576.0 million at September 30, 2003 and December 31, 2002.
The net carried claim and claim adjustment expense reserve was $8,159.0 and $7,262.0 million at September 30, 2003 and December 31, 2002.

  Approximately $495.0 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded related to construction defect claims for the nine months ended September 30, 2003. Based on analyses completed during the third quarter of 2003, it became apparent that the assumptions regarding the number of claims, which were used to estimate the expected losses, were no longer appropriate. The analyses indicated that the actual number of claims reported during 2003 was higher than expected primarily in states other than California. States where this activity is most evident include Texas, Arizona, Nevada, Washington and Colorado. The number of claims reported in states other than California during the first six months of 2003 was almost 35.0% higher than the last six months of 2002. The number of claims reported during the last six months of 2002 increased by less than 10.0% from the first six months of 2002. In California, claims resulting from additional insured endorsements increased throughout 2003. Additional insured endorsements are regularly included on policies provided to subcontractors. The additional insured endorsement names general contractors and developers as additional insureds covered by the policy. Current California case law (Presley Homes, Inc. v. American States Insurance Company, 01 C.D.O.S 5828 (July 10, 2001)) specifies that an individual subcontractor with an additional insured obligation has a duty to defend the additional insured in the entire action, subject to contribution or recovery later. In addition, the additional insured is allowed to choose one specific carrier to defend the entire action. These additional insured claims can remain open for a longer period of time than other construction defect claims because the additional insured defense obligation can continue until the entire case is resolved. The adverse reserve development recorded related to construction defect claims was primarily related to accident years 1999 and prior.

  Unfavorable net prior year development of approximately $595.0 million, including $518.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $77.0 million of unfavorable premium development, was recorded for large account business including workers compensation coverages for the nine months ended September 30, 2003. Many of the policies issued to these large accounts include provisions tailored specifically to the individual accounts. Such provisions effectively result in the insured being responsible for a portion of the loss. An example of such a provision is a deductible arrangement where the insured reimburses CNA for all amounts less than a specified dollar amount. These arrangements often limit the aggregate amount the insured is required to reimburse CNA. Analyses completed during the second and third quarters of 2003, including claims handled by third party administrators ("TPA") indicated higher losses from the large accounts. In addition, these analyses indicated that the provisions that result in the insured being responsible for a portion would have less of an impact due to the larger size of claims as well as the increased number of claims. The development recorded was primarily related to accident years 2000 and prior.

  Approximately $98.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003, resulted from a program covering facilities that provide services to developmentally disabled individuals. This net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. With regard to average claim size, recent data shows the average claim increasing at an annual rate of approximately 20.0%. Prior data had shown average claim size to be level. Similar to the average claim size, recent data shows the average policyholder defense cost increasing at an annual rate approximately 20.0%. Prior data had shown average policyholder defense cost to be level. The net prior year development recorded was primarily for accident years 2001 and prior.

  Approximately $40.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was for excess workers compensation coverages due to increasing severity. The increase in severity means that a higher percentage of the total loss dollars will be CNA's responsibility since more claims will exceed the point at which CNA's coverage begins. The net prior year development recorded was primarily for accident year 2000.

  Approximately $73.0 million of unfavorable development recorded for the nine months ended September 30, 2003 was the result of a commutation of all ceded reinsurance treaties with Gerling (Global Group of companies ("Gerling"), related to accident years 1999 through 2001, including $41.0 million of unfavorable claim and allocated claim adjustment expense development and $32.0 million of unfavorable premium development. Further information regarding this commutation is provided in Note 5.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $40.0 million recorded for the nine months ended September 30, 2003 was related to a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. CNA had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, CNA ceased writing business under this program.

  Approximately $25.0 million of unfavorable net prior year premium development recorded for the nine months ended September 30, 2003 was related to a second quarter 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, CNA recorded approximately $36.0 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under the contract. The net prior year development was recorded for accident year 2000.

  The following premium and claim and allocated claim adjustment expense development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. Unfavorable net prior year development of approximately $210.0 million related to small and middle market workers compensation exposures and approximately $110.0 million related to E&S lines was recorded in the third quarter of 2003. Offsetting these increases was $210.0 million of favorable net prior year development in the property line of business in the second and third quarters of 2003, including $79.0 million related to the September 11, 2001 WTC event.

  Also, offsetting these unfavorable premium and claim and allocated claim adjustment expense developments was a $215.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in the nine months ended September 30, 2003 of which $140.0 million was recorded in the third quarter of 2003. The benefit is comprised of $480.0 million of ceded losses and $265.0 million of ceded premiums for accident years 2000 and 2001.

Specialty Lines

  Unfavorable net prior year development of $416.0 million, including $400.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $16.0 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003. Unfavorable net prior year development of $86.0 million, including $46.0 million of unfavorable premium development and $40.0 million of unfavorable claim and allocated claim adjustment expense reserve development, was recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $6,417.0 and $5,874.0 million at September 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $3,965.0 and $3,373.0 million at September 30, 2003 and December 31, 2002.

  Approximately $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was related to increased severity in excess coverages provided to facilities providing health care services. The increase in reserves is based on reviews of individual accounts where claims had been expected to be less than the point at which CNA's coverage applies. The current claim trends indicate that the layers of coverage provided by CNA will be impacted. The net prior year development recorded was primarily for accident years 2001 and prior.

  Approximately $68.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was for Surety coverages related to primarily workers compensation bond exposure from accident years 1990 and prior and large losses for accident years 1999 and 2002. Approximately $68.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the Surety line of business in the second quarter of 2003 as the result of recent developments on one large claim.

  Approximately $86.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was related to directors and officers exposures in CNA Pro and Global Lines. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75.0 million recorded for the nine months ended September 30, 2003 was related to an adverse arbitration decision in the second quarter of 2003 involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which CNA was a participant. The loss was caused by a fire which occurred in 1995. CNA no longer participates in this pool.

  Approximately $47.0 million of losses was recorded for the third quarter of 2003 as the result of a commutation of ceded reinsurance treaties with Gerling, relating to accident years 1999 through 2002. An additional $37.0 million of losses was recorded in the second quarter of 2003 as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro, relating to accident years 1999 through 2001. See Note 5 for further discussion.

  The following development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. An additional $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to medical malpractice and long term care facilities. Partially offsetting this unfavorable claim and allocated claim adjustment expense reserve development was a $27.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $59.0 million of ceded losses and $32.0 million of ceded premiums for accident years 2000 and 2001. See Note 5 for further discussion of CNA's aggregate reinsurance treaties.

  A $16.0 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties for the nine months ended September 30, 2002, comprised of $55.0 million of ceded losses and $39.0 million of ceded premiums.

CNA Re

  Unfavorable net prior year development of $148.0 million, including $109.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $39.0 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003. Unfavorable net prior year development of $42.0 million, including $42.0 million of favorable premium development and $84.0 million of unfavorable claim and allocated claim adjustment expense reserve development, was recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $2,336.0 and $2,264.0 million at September 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $1,275.0 and $1,362.0 million at September 30, 2003 and December 31, 2002.

  The unfavorable net prior year development was primarily a result of a general change in the pattern of how losses change over time as reported by the companies that purchase reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and have a similar effect on several lines of business. Approximately $67.0 million unfavorable net prior year development recorded for the nine months ended September 30, 2003 was related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32.0 million of unfavorable net prior year development recorded for the nine months ended September 30, 2003, was related to assumed financial reinsurance for accident years 2001 and prior and approximately $24.0 million of unfavorable net prior year development related to professional liability exposures in accident years 2001 and prior.

  CNA Re recorded an additional $15.0 million of unfavorable development for construction defect related exposures. Because of the unique nature of this exposure, losses have not followed expected development patterns. The continued reporting of claims in California, the increase in the number of claims from states other than California and a review of individual ceding companies' exposure to this type of claim resulted in an increase in the estimated reserve.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25.0 million was recorded primarily for directors and officers exposures. The reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The net prior year development recorded was for accident years 2000 and 2001.

  The following premium and claim and allocated claim adjustment expense development, was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in the reserve positions of individual products within the segment. Unfavorable net prior year premium and claim and allocated claim adjustment expense development of approximately $42.0 million related to Surety exposures, $32.0 million related to excess of loss liability exposures and $12.0 million related to facultative liability exposures were recorded in the third quarter of 2003. Offsetting this unfavorable premium and claim and allocated claim adjustment expense reserve development was approximately $55.0 million of favorable development related to the WTC event. In addition, there was a $47.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties for the nine months ended September 30, 2003 of which $55.0 was recorded in the third quarter of 2003. The benefit was comprised of $104.0 million of ceded losses and $57.0 million of ceded premiums for accident years 2000 and 2001. See Note 5 for further discussion of CNA's aggregate reinsurance treaties.

  A $31.0 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties for the nine months ended September 30, 2002. The benefit was comprised of $93.0 million of ceded losses and $62.0 million of ceded premiums.

Other Insurance

  Unfavorable net prior year development of $861.0 million, including $867.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $6.0 million of favorable premium development was recorded for the nine months ended September 30, 2003. This unfavorable net prior year development was principally driven by unfavorable claim and allocated claim adjustment expense reserve development of $795.0 million related to APMT. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $11.0 million was recorded for the nine months ended September 30, 2002. Unfavorable claim and allocated claim adjustment expense reserve development of $50.0 million was recorded in the third quarter of 2003 relating to CNA's past participation in several insurance pools which is part of the group reinsurance run-off business. The gross carried claim and claim adjustment expense reserve was $7,386.0 and $4,847.0 million at September 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $2,758.0 and $2,002.0 million for September 30, 2003 and December 31, 2002.

8.  Shareholders' Equity


                                                                    September 30,   December 31,
                                                                            2003           2002
-----------------------------------------------------------------------------------------------
(In millions of dollars, except per share data)


Preferred stock, $0.10 par value,
  Authorized - 100,000,000 shares
Common stock:
  Loews common stock, $1.00 par value:
    Authorized - 600,000,000 shares
    Issued and outstanding - 185,447,050 and 185,441,200 shares         $   185.4     $   185.4
  Carolina Group stock, $0.01 par value:
    Authorized - 600,000,000 shares
    Issued - 40,250,000 shares                                                0.4           0.4
Additional paid-in capital                                                1,114.4       1,114.2
Earnings retained in the business                                         8,289.0       9,404.6
Accumulated other comprehensive income                                      901.8         538.3
------------------------------------------------------------------------------------------------
                                                                         10,491.0      11,242.9
Less treasury stock, at cost (340,000 shares of Carolina Group stock)         7.7           7.7
-----------------------------------------------------------------------------------------------
Total shareholders' equity                                              $10,483.3     $11,235.2
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

9.  Significant Transactions

Acquisition of Texas Gas Transmission, LLC

  In May of 2003, the Company, through a wholly owned subsidiary, TGT Pipeline, LLC ("TGT"), acquired Texas Gas from The Williams Companies, Inc. ("Williams"). The transaction value was approximately $1.05 billion, which included $250.0 million of existing Texas Gas debt. The results of Texas Gas have been included in the consolidated condensed financial statements from the date of acquisition. The Company funded the approximately $802.3 million balance of the purchase price, including transaction costs and closing adjustments, with $528.3 million of its available cash and $275.0 million of proceeds from an interim loan incurred by Texas Gas.

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

  The preliminary allocation of purchase price to the assets and liabilities of Texas Gas, in millions, pending final purchase value adjustments, which are not expected to be material, is as follows:


Current assets                                                        $  81.6
Property, plant and equipment                                           663.4
Goodwill                                                                280.0
Other non-current assets                                                133.0
Current liabilities                                                     (58.9)
Long-term debt, including current portion                              (249.0)
Other liabilities and deferred credits                                  (46.8)
-----------------------------------------------------------------------------
                                                                      $ 803.3
=============================================================================

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

(In millions, except per share data)
                                                   Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                               ----------------------- -------------------------
                                                  2003           2002       2003            2002
                                               -------------------------------------------------
                                                             (Restated)               (Restated)

Total revenues                                $ 3,940.0       $4,131.3    $12,241.5    $13,691.3
(Loss) income from continuing operations       (1,438.7)         251.0       (998.6)       759.0
Net (loss) income                              (1,382.9)         251.4       (943.2)       690.6

(Loss) income per share of Loews common stock:
  (Loss) income from continuing operations        (7.90)          1.11        (5.82)        3.48
  Net (loss) income                               (7.60)          1.11        (5.52)        3.12
================================================================================================

  The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of future results of operations.

Sale of Hotel

  In July of 2003 Loews Hotels sold a New York City property, the Metropolitan Hotel, for approximately $109.0 million. The Company recorded a pretax gain of approximately $90.3 million ($56.7 million after-tax) in the third quarter of 2003. The operating results and gain on sale of the Metropolitan Hotel have been reported in the Consolidated Condensed Statements of Operations as discontinued operations.

Assumed Reinsurance Renewal Rights Sale

  During October of 2003, CNA entered into an agreement to sell the renewal rights for most of the treaty business, with the exception of Surety, of CNA Re to Folksamerica Reinsurance Company ("Folksamerica"), a wholly owned subsidiary of White Mountains Insurance Group, Ltd. of Hamilton, Bermuda. Under the terms of the transaction, Folksamerica will compensate CNA based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. Concurrently with the sale, CNA will be withdrawing from the assumed reinsurance business and will manage the run-off of its retained liabilities.

Third Party Risk Management Business

  During the second quarter of 2003, CNA entered into an agreement, whereby Cunningham Lindsey, U.S. ("Cunningham Lindsey"), a subsidiary of Lindsey Morden Group, Inc., acquired the business of RSKCo Services, Inc. ("RSKCo"). Included in the sale was the RSKCo trademarked name, as well as all claims and other risk management services business provided by RSKCo that is not sold in connection with insurance products of other CNA subsidiaries. CNA has recorded an estimated, pretax loss on this sale of approximately $18.0 million. The business sold represented annual revenues of approximately $40.0 million.

  As a result of this agreement, Cunningham Lindsey assumed assets and liabilities of $72.0 and $56.0 million. At December 31, 2002, the assets and liabilities of the RSKCo business sold were $71.0 and $54.0 million.

National Postal Mail Handlers Union Contract Termination

  During 2002, CNA sold Claims Administration Corporation and transferred the National Postal Mail Handlers Union group benefits plan (the "Mail Handlers Plan") to First Health Group Corporation. Revenues for the Mail Handlers Plan were $3.0 million for the three months ended September 30, 2002 and $1,157.0 million for the nine months ended September 30, 2002.

CNA Vida Disposition

  In the first quarter of 2002, CNA completed the sale of the common stock of CNA Holdings Limited and its subsidiaries ("CNA Vida"), CNA's life operations in Chile, to Consorcio Financiero S.A. ("Consorcio"). In connection with the sale, CNA received proceeds of $73.0 million and the Company recorded a loss from discontinued operations of $31.0 million (after tax and minority interest). This loss is composed of $32.8 million realized loss on the sale of CNA Vida and income of $1.8 million from CNA Vida's operations for 2002.

Personal Insurance Transaction

  CNA entered into a retroactive reinsurance agreement as part of the sale of CNA's personal insurance business to The Allstate Corporation ("Allstate") in 1999. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1.0 billion. CNA's remaining obligation valued under this loss sharing provision as of October 1, 2003 will be settled, under a time schedule established by the contract, by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies exceeded $1.0 billion during the second quarter of 2003. CNA has established reserves for its estimated liability under this loss sharing arrangement.

10.  Statutory Accounting Practices

  CNA's insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions' insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners ("NAIC") as well as state laws, regulations and general administrative rules. CNA's insurance subsidiaries follow one significant accounting practice, related to discounting of certain non-tabular workers' compensation claims. This practice was followed by an acquired company, and CNA received permission to eliminate the effect of the permitted practice over a ten-year period. The impact of this permitted practice was to increase statutory surplus by approximately $24.0 million at December 31, 2002. At September 30, 2003, CNA has fully eliminated the effect of this permitted practice.

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

  Diamond Offshore's business primarily consists of operating 45 offshore drilling rigs that are chartered on a contract basis by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of September 30, 2003, 25 of these rigs were located in the Gulf of Mexico, 4 were located in Brazil and the remaining 16 were located in various other foreign markets.

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

  The following tables set forth the Company's consolidated revenues and income by business segment:

<CAPION>
                                                 Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)                                              (Restated)                 (Restated)
Revenues (a):
  CNA Financial:
   Property and casualty                      $ 1,825.0      $ 1,907.9   $ 6,118.1    $ 5,957.0
   Life                                           447.9          381.7     1,250.4      1,140.0
   Group                                          443.0          383.1     1,220.7      2,257.9
   Other Insurance                                  9.9          114.5        90.4        190.3
------------------------------------------------------------------------------------------------
   Total CNA Financial                          2,725.8        2,787.2     8,679.6      9,545.2
  Lorillard                                       854.0          977.8     2,497.4      3,000.0
  Loews Hotels                                     65.9           61.8       213.5        202.3
  Diamond Offshore                                185.0          186.3       504.9        594.0
  Texas Gas                                        45.0                       68.1
  Bulova                                           37.6           41.2       112.4        115.3
  Corporate and other                              26.7           17.0        49.4         39.6
------------------------------------------------------------------------------------------------
  Total                                       $ 3,940.0      $ 4,071.3   $12,125.3    $13,496.4
================================================================================================
Pretax (loss) income (a):
  CNA Financial:
    Property and casualty                     $(1,775.1)     $   (28.2)  $(1,646.8)   $   197.9
    Life                                           45.0           26.4        60.3         74.8
    Group                                          62.5           51.4        96.5         97.9
    Other Insurance                            (1,109.0)          30.2    (1,087.0)       (75.5)
------------------------------------------------------------------------------------------------
    Total CNA Financial                        (2,776.6)          79.8    (2,577.0)       295.1
  Lorillard                                       242.4          345.5       709.8        955.9
  Loews Hotels                                     (0.1)          (1.1)       17.6         15.8
  Diamond Offshore                                 (8.4)           8.3       (56.1)        44.6
  Texas Gas                                         4.1                        6.7
  Bulova                                            2.4            4.5         9.6         12.1
  Corporate and other                             (14.4)         (24.9)      (76.2)       (96.0)
------------------------------------------------------------------------------------------------
  Total                                       $(2,550.6)     $   412.1   $(1,965.6)   $ 1,227.5
================================================================================================
Net (loss) income (a):
  CNA Financial:
    Property and casualty                     $(1,007.8)     $   (12.6)  $  (908.6)   $   125.0
    Life                                           28.1           15.1        38.9         43.0
    Group                                          37.5           30.6        59.0         58.5
    Other Insurance                              (638.6)          17.3      (616.3)       (42.2)
------------------------------------------------------------------------------------------------
    Total CNA Financial                        (1,580.8)          50.4    (1,427.0)       184.3
  Lorillard                                       149.9          207.0       443.2        577.6
  Loews Hotels                                                    (0.5)       11.2         10.4
  Diamond Offshore                                 (5.1)           2.8       (26.5)        13.2
  Texas Gas                                         2.2                        3.8
  Bulova                                            1.6            2.3         6.5          6.5
  Corporate and other                              (6.5)         (23.3)      (44.7)       (72.9)
------------------------------------------------------------------------------------------------
  (Loss) income from continuing operations     (1,438.7)         238.7    (1,033.5)       719.1
  Discontinued operations-net                      55.8            0.4        55.4        (28.8)
  Cumulative effect of change in
   accounting principles-net                                                              (39.6)
-----------------------------------------------------------------------------------------------
  Total                                       $(1,382.9)     $   239.1   $  (978.1)    $  650.7
===============================================================================================

  (a) Investment gains (losses) included in Revenues, Pretax (loss) income and Net (loss) income are as follows:


                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
---------------------------------------------------------------------  -------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Revenues and pretax income:
  CNA Financial:
    Property and casualty                     $  92.4        $ (47.8)    $ 383.8        $ (99.5)
    Life                                         33.0          (19.6)        9.8          (61.6)
    Group                                        25.1            5.2        (6.9)         (12.1)
    Other Insurance                              13.8           86.1        90.2           35.8
------------------------------------------------------------------------------------------------
Total CNA Financial                             164.3           23.9       476.9         (137.4)
Corporate and other                              15.2            2.6        26.3           (7.6)
------------------------------------------------------------------------------------------------
Total                                         $ 179.5        $  26.5     $ 503.2        $(145.0)
================================================================================================

Net income:
  CNA Financial:
    Property and casualty                     $  52.7        $ (27.1)    $ 226.1        $ (55.4)
    Life                                         19.4          (11.3)        5.8          (35.2)
    Group                                        14.6            3.0        (4.1)          (7.0)
    Other Insurance                               8.0           50.2        53.4           20.7
------------------------------------------------------------------------------------------------
Total CNA Financial                              94.7           14.8       281.2          (76.9)
Corporate and other                              11.8           (5.7)       19.4          (16.1)
------------------------------------------------------------------------------------------------
Total                                         $ 106.5        $   9.1     $ 300.6        $ (93.0)
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

  CNA is pursuing a number of loss mitigation strategies with respect to the entire IGI Program. Although the results of these various actions to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above. As a result of these uncertainties, the results of operations in future periods may be adversely affected by potentially significant reserve additions. Management does not believe that any such reserve additions would be material to the equity of the Company, although results of operations may be adversely affected. CNA's position in relation to the IGI Program was unaffected by the sale of CNA Re Ltd. in 2002.

California Wage and Hour Litigation

  In Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 (coordinated), two former CNA employees, filed lawsuits on behalf of purported classes of CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. The cases were coordinated and an amended complaint was filed which alleges overtime claims under California law over a four-year period. In June 2002, the Company filed a responsive pleading denying the material allegations of the amended complaint. CNA intends to defend this case vigorously. Due to the recent commencement of discovery and the uncertainty of how the courts may interpret California law as applied to the facts of these cases, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management, the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

  CNA, along with dozens of other insurance companies, is a defendant in sixteen cases brought by large policyholders which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. Thirteen lawsuits were brought as class actions in state courts, two lawsuits were brought as class actions in federal courts, and one lawsuit has been filed in state court on behalf of 43 individually named plaintiffs. In three of the cases, the defendants won dismissals on motions and, in four others, class certification was denied after hearing. Plaintiffs have voluntarily dismissed their claims in six states. In one of the federal court cases, Sandwich Chef of Texas, Inc. v. Reliance National Indemnity Insurance Co., 202 F.R.D. 480 (S.D. Tex. 2001), rev'd, 319 F.3d 205 (5th Cir. 2003), cert. denied, 72 USLW 3235 (U.S. Oct 6,
2003), the United States Court of Appeals for the Fifth Circuit reversed a decision by the District Court for the Southern District of Texas certifying a multi-state class. Due to the uncertainty of how the courts may interpret state and federal law as applied to the facts of the cases, the extent of potential losses beyond any amounts that may be accrued are not readily determinable at this time. Based on facts and circumstances presently known, however, in the opinion of management the outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Environmental Pollution and Mass Tort and Asbestos ("APMT") Litigation

  CNA is also a party to litigation and claims related to APMT cases arising in the ordinary course of business. See Note 7 for further discussion.

Tobacco Related

Tobacco Related Product Liability Litigation

  Approximately 4,600 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 4,000 of these cases.

  The pending product liability cases are comprised of the following types of cases:

  "Conventional product liability cases" are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,800 cases are pending, including approximately 1,235 cases against Lorillard. Included in this group are almost 1,100 cases pending in a single West Virginia court that has been consolidated for trial. Lorillard is a defendant in nearly 1,000 of the almost 1,100 consolidated West Virginia cases.

  "Flight Attendant cases" are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,800 pending Flight Attendant cases.

  "Class action cases" are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Approximately 15 of these cases are pending against Lorillard. Lorillard is not a defendant in approximately 25 additional class actions that are pending against other cigarette manufacturers and assert claims on behalf of smokers or purchasers of "light" cigarettes.

  "Reimbursement cases" are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies, and private citizens suing on behalf of taxpayers. Lorillard is a defendant in most of the approximately 15 pending Reimbursement cases.

  "Contribution cases" are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. Lorillard is a defendant in each of the seven pending Contribution cases.

  Excluding the flight attendant and the consolidated West Virginia suits, approximately 750 product liability cases are pending against U.S. cigarette manufacturers. Lorillard is a defendant in approximately 250 of the 750 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in 10 of the actions.

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

  During July of 2003, the first phase of trial ended in the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana), a class action case in which Lorillard is a defendant. The jury found in favor of the defendants as to the primary relief sought by the certified class, medical monitoring. The jury also rejected plaintiffs' design defect claims. However, the jury returned findings in favor of the class as to certain other issues, such as whether defendants failed to disclose the addictiveness of nicotine, whether defendants marketed to children, and whether cigarette smokers in Louisiana would benefit from smoking cessation aids or programs. The jury was not permitted to award damages in the July verdict and the second phase of trial is scheduled to begin during December of 2003.

  During May of 2003, the Florida Third District Court of Appeal vacated the judgment entered in favor of a class of Florida smokers in the case of Engle
v. R.J. Reynolds Tobacco Co., et al. The judgment reflected an award of punitive damages to the class of approximately $145.0 billion, including $16.3 billion against Lorillard. The court of appeals also decertified the class ordered during pre-trial proceedings. Plaintiffs are seeking review of the case by the Florida Supreme Court. See "Class Action Cases."

  The Mississippi Supreme Court has ruled that the Mississippi Product Liability Act "precludes all tobacco cases that are based on products liability." Lorillard intends to seek dismissal of each of the approximately 40 cases pending against it in Mississippi based on this ruling.

CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 1,735 cases are pending, including approximately 1,200 cases against Lorillard. This total includes almost 1,100 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 1,000 of the almost 1,100 consolidated West Virginia cases. The Company, which is not a defendant in any of the consolidated West Virginia cases, is a defendant in three of the pending cases.

  Since January 1, 2001 and through November 1, 2003, verdicts have been returned in 24 matters. Lorillard was a defendant in two of the cases. Defense verdicts were returned in 16 of the cases, including both tried against Lorillard.

  As of November 1, 2003, appeals were pending in twelve cases in which verdicts had been returned in favor of the plaintiffs. Neither the Company nor Lorillard were defendants in any of these cases. These twelve cases, and the verdict amounts, are below:

  Boerner v. Brown & Williamson Tobacco Corporation (U.S. District Court, Eastern District, Arkansas). During May of 2003, plaintiffs were awarded $4.0 million in actual damages and $15.0 million in punitive damages. After first vacating the punitive damages award, the court entered an amended final judgment that reinstated the full amount of the jury's award. Brown & Williamson has appealed.

  Eastman v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Pinellas County, Florida). During April of 2003, plaintiff was awarded $6.5 million in actual damages. Defendants have appealed.

  Bullock v. Philip Morris USA (Superior Court, Los Angeles County, California). During September and October of 2002, plaintiff was awarded $5.5 million in actual damages and $28.0 billion in punitive damages. The court reduced the punitive damages award to $28.0 million. Philip Morris and plaintiff have appealed.

  Figueroa v. R.J. Reynolds Tobacco Company (U.S. District Court, Puerto
Rico). During September of 2002, plaintiffs were awarded $1.0 million in actual damages. The court granted the defendant's motion for judgment as a matter of law and entered a final judgment in favor of R.J. Reynolds. The U.S. Court of Appeals for the First Circuit affirmed the judgment during October of 2003. As of November 1, 2003, the time for plaintiffs to seek further review had not expired.

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

  Kenyon v. R.J. Reynolds Tobacco Company (Circuit Court, Hillsborough County, Florida). During December of 2001, plaintiff was awarded $165,000 in actual damages. During 2003, the Florida Court of Appeal affirmed the judgment in favor of the plaintiff and denied R.J. Reynolds' subsequent attempt to seek further review of the ruling. R.J. Reynolds has paid approximately $200,000 in damages and interest to the plaintiff. R.J. Reynolds is attempting to pursue an appeal to the Florida Supreme Court.

  Boeken v. Philip Morris Incorporated (Superior Court, Los Angeles County, California). During June of 2001, plaintiff was awarded $5.5 million in actual damages and $3.0 billion in punitive damages. The court reduced the punitive damages award to $100.0 million. Philip Morris and plaintiff have appealed.

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

  Williams v. Philip Morris USA Inc. (Circuit Court, Multnomah County, Oregon). During March of 1999, plaintiff was awarded $21,000 in economic damages, $800,000 in actual damages and $79.5 million in punitive damages. Although the circuit court reduced the punitive damages award to $32.0 million following trial, the Oregon Court of Appeals reinstated the full amount of the punitive damages verdict in its 2002 order that otherwise affirmed the judgment in its entirety. During October of 2003, the U.S. Supreme Court vacated the judgment and remanded the case to the Oregon Court of Appeals for further consideration.

  Henley v. Philip Morris Incorporated (Superior Court, San Francisco County, California). During February of 1999, plaintiff was awarded $1.5 million in actual damages and $50.0 million in punitive damages, although the court reduced the latter award to $25.0 million. During September of 2003, the California Court of Appeals reduced the punitive damages award to $9.0 million, providing the plaintiff consents to the reduction. The court has denied plaintiff's motion for rehearing. If plaintiff declines the reduced award, a new trial limited to plaintiff's punitive damages claims will be ordered.

  Defense verdicts have been returned in the following 16 matters since January 1, 2001. The Company was not a defendant in any of these cases. As of November 1, 2003, either appeals were pending or all post-verdict activity had not been concluded in five of these cases. Unless otherwise noted, Lorillard was not a defendant in these matters:

  Eiser v. Brown & Williamson Tobacco Corporation, et al. (Court of Common Pleas, Philadelphia County, Pennsylvania). During August of 2003, the jury returned a verdict in favor of the defendants. Plaintiff has filed a motion for new trial.

  Reller v. Philip Morris USA (Superior Court, Los Angeles County, California). During July of 2003, the jury found that a smoker's lung cancer was caused by smoking but declined to award damages. As of November 1, 2003, a judgment reflecting the verdict had not been entered.

  Welch v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Jackson County, Missouri). A defense verdict was returned during June of 2003. The court denied plaintiff's motion for new trial. Plaintiff has appealed.

  Lucier v. Philip Morris USA, et al. (Superior Court, Sacramento County, California). A defense verdict was returned during February of 2003. The court has denied plaintiffs' motion for new trial. Plaintiffs have appealed.

  Carter v. Philip Morris USA (Court of Common Pleas, Philadelphia County, Pennsylvania). A defense verdict was returned during January of 2003. The court denied plaintiff's motion for new trial. Plaintiff has appealed.

  Tompkin v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio). Lorillard is a defendant in this matter. A defense verdict was returned during October of 2001. Plaintiff has appealed.

  In ten cases in which defendants prevailed at trial after January 1, 2001, plaintiffs either chose not to appeal or have withdrawn their appeals and the cases are concluded. These ten matters and the dates of the verdicts are Allen
v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Florida, February of 2003); Inzerilla v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, February of 2003); Conley v. R.J. Reynolds Tobacco Co., et al. (U.S. District Court, Northern District of California, December of 2002); Tune v. Philip Morris Incorporated (Circuit Court of Pinellas County, Florida, May of 2002); Hyde v. Philip Morris Incorporated (U.S. District Court, Rhode Island, March of 2002); DuJack
v. Brown & Williamson Tobacco Corporation (Superior Court of Connecticut at Rockville, November of 2001); Mehlman v. Philip Morris, Inc., et al. (Superior Court, Middlesex County, New Jersey, May of 2001); Grinnell v. The American Tobacco Company (District Court, Jefferson County, Texas, March of 2001); Little v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, South Carolina, February of 2001) and Apostolou v. The American Tobacco Company, et al. (Supreme Court, Kings County, New York, January of 2001). Lorillard was a defendant in one of these ten matters, Apostolou v. The American Tobacco Company, et al.

  As of November 1, 2003, trial was proceeding in three tobacco product liability cases in which neither Lorillard nor the Company were defendants, Frankson v. Philip Morris Incorporated, et al., pending in the Supreme Court of New York, Kings County; Longden v. Philip Morris, Inc., et al., pending in the Superior Court, Northern District, Hillsborough County, New Hampshire; and Thompson v. Brown & Williamson Tobacco Corporation, et al., pending in the Circuit Court of Jackson County, Missouri, at Independence. Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during the remainder of 2003 and beyond. As of November 1, 2003, Lorillard is not a defendant in any of the cases scheduled for trial during 2003 and is a defendant in five cases scheduled for trial during 2004. A consolidated trial involving the approximately 1,000 cases pending against Lorillard in the Circuit Court of Ohio County, West Virginia, had been scheduled for trial during 2003 but that trial date has been vacated. A new date for the consolidated trial was not scheduled as of November 1, 2003. The Company is not a defendant in any of the cases scheduled for trial during 2003 or 2004 as of November 1, 2003. The trial dates are subject to change.

FLIGHT ATTENDANT CASES - As of November 1, 2003, approximately 2,800 Flight Attendant cases were pending. Lorillard and three other cigarette manufacturers are the defendants in each of these matters. The Company is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

  As of November 1, 2003, the judges that have presided over the cases that have been tried have relied upon an order entered during October of 2000 by the Circuit Court of Miami-Dade County, Florida. The October 2000 order has been construed by these judges as holding that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. Defendants are continuing to seek review of the October 2000 order by the appellate court.

  Verdicts have been returned in six of the flight attendant cases. Lorillard has been a defendant in each of these six cases. In one of the cases, the plaintiff was awarded $5.5 million in actual damages, although the court reduced the award to $500,000. Defendants have noticed an appeal from this verdict and plaintiff has noticed a cross-appeal. Defendants have prevailed in the five other cases. In one of them, the court granted plaintiff's motion for new trial and defendants have appealed. In another, the verdict was returned during October of 2003 and the deadline for plaintiff to seek review of the verdict had not expired as of November 1, 2003.

  As of November 1, 2003, approximately 10 flight attendant cases were scheduled for trial during 2003 and 2004. Trial dates are subject to change.

CLASS ACTION CASES - Lorillard is a defendant in approximately 15 pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs purport to seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. Neither Lorillard nor the Company are defendants in approximately 25 additional class action cases pending against other cigarette manufacturers in various courts throughout the nation. Many of these 25 cases assert claims on behalf of smokers or purchasers of "light" cigarettes.

  Cigarette manufacturers, including Lorillard, have defeated motions for class certification in a total of 33 cases, 12 of which were in state court and 21 of which were in federal court. These 33 cases were filed in 16 states, the District of Columbia and the Commonwealth of Puerto Rico. In addition, a Nevada court granted motions to deny class certification in 20 separate cases in which the class definition asserted by the plaintiffs was identical to those in which the court had previously ruled in defendants' favor.

The Engle Case - One of the class actions pending against Lorillard is Engle
v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). During 2000, a jury awarded approximately $16.3 billion in punitive damages against Lorillard as part of a $145.0 billion verdict against all of the defendants. During May of 2003, a Florida appellate court reversed the judgment and decertified the class. The court also held that the claims for punitive damages asserted by Florida smokers were barred as these claims are based on the same misconduct alleged in the case filed by the State of Florida against cigarette manufacturers, including Lorillard, which was concluded by a 1997 settlement agreement and judgment (see "Settlement of State Reimbursement Litigation" below). The court subsequently denied plaintiffs' motion for rehearing. As of November 1, 2003, the Florida Supreme Court had not agreed to review the case, as plaintiffs have requested. Even if the Florida Supreme Court were to rule in favor of the defendants, plaintiffs will not have exhausted all of the appellate options available to them as they could seek review of the case by the U.S. Supreme Court.

  Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes.

  The case was tried between 1998-2000, and the same jury heard all phases of the trial. The first phase, which involved certain issues deemed common to the certified class, ended on July 7, 1999 with findings against the defendants, including Lorillard. Among other things, the jury found that cigarette smoking is addictive and causes lung cancer and a variety of other diseases, that the defendants concealed information about the health risks of smoking, and that defendants' conduct rose to a level that would permit a potential award or entitlement to punitive damages.

  The first portion of Phase Two of the trial ended on April 7, 2000 when the jury awarded three plaintiffs $12.5 million in damages for their individual claims. The jury did not consider any class-wide issues during this first portion of Phase Two.

  The second part of Phase Two considered evidence as to the punitive damages to be awarded to the class. On July 14, 2000, the jury awarded approximately $145.0 billion in punitive damages against all defendants, including $16.3 billion against Lorillard. The judgment provided that the jury's awards would bear interest at the rate of 10% per year.

  During May of 2000, while the trial was proceeding, legislation was enacted in Florida that limited the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, Lorillard entered into an agreement with the plaintiffs during May of 2001 in which it contributed $200.0 million to a fund held for the benefit of the Engle plaintiffs (the "Engle Agreement"). The $200.0 million contribution included the $100.0 million that Lorillard posted as collateral for the appellate bond. Accordingly, Lorillard recorded a pretax charge of $200.0 million in the year ended December 31, 2001. Two other defendants executed agreements with the plaintiffs that were similar to Lorillard's. As a result, the class agreed to a stay of execution, with respect to Lorillard and the two other defendants on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court.

  The Engle Agreement provides that in the event that Lorillard, Inc.'s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of September 30, 2003, Lorillard, Inc. had a balance sheet net worth of approximately $1.3 billion.

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

  Lorillard is a defendant in eleven separate cases pending in the Florida courts in which the plaintiffs claim that they are members of the Engle class, that all liability issues associated with their claims were resolved in the earlier phases of the Engle proceedings, and that trials on their claims should proceed immediately. Prior to the May 2003 appellate ruling that vacated the Engle judgment and decertified the class, Lorillard opposed trials of these actions on the grounds that they should be considered during Phase Three of the Engle case and should be stayed while the Engle appeal is proceeding. Additional cases with similar contentions are pending against other cigarette manufacturers. In one of the matters in which Lorillard was not a party, a jury in the Circuit Court of Miami-Dade County, Florida returned a verdict in favor of the plaintiffs during June of 2002 in the case of Lukacs v. Brown & Williamson Tobacco Corporation, et al. and awarded them $500,000 in economic damages, $24.5 million in noneconomic damages and $12.5 million in damages for loss of consortium. The court has reduced the loss of consortium award to $125,000. No post-trial motions are scheduled to be filed in Lukacs as a final judgment reflecting the verdict will not be entered until the Engle appeal is resolved. None of the cases in which plaintiffs contend they are members of the Engle class are now expected to proceed until all appellate activity in Engle is concluded.

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

  Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997). During 2001, the court certified a class comprised of residents of California who smoked at least one of defendants' cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants' marketing and advertising activities in California.

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

  Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). The court certified a class comprised of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages. During July of 2003, the jury returned a verdict in the first phase of trial that resolved some of plaintiffs' claims in favor of the defendants but found in favor of the class as to certain other matters. See above for a discussion of the jury's findings. The second phase of trial is scheduled to begin during December of 2003.

  In addition to the above, motions for class certification have been granted in some cases in which Lorillard is not a defendant. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000, and formerly known as Miles). Plaintiffs in Price contended they were defrauded by Philip Morris' marketing of its cigarettes labeled as "light" or "ultra light." Price was certified as a class comprised of Illinois residents who purchased certain of Philip Morris' "light" brands. During March of 2003, the court returned a verdict in favor of the class and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs' counsel approximately $1.8 billion in fees and costs. Pursuant to Illinois law and according to the final judgment that reflected these awards, Philip Morris USA would have been required to post a bond of approximately $12.0 billion in order to pursue an appeal from the judgment. The Illinois Supreme Court permitted Philip Morris USA to post a bond in the amount of approximately $6.0 billion and accepted direct appellate review of the appeal. Philip Morris USA has initiated a separate action in the Circuit Court of Cook County, Illinois, in which it seeks a declaration that the state has released any right or interest in the punitive damages award. Lorillard is not a defendant in any of the pending class actions asserting claims solely regarding exclusive use or purchase of "light" cigarettes.

REIMBURSEMENT CASES - The cases settled by the State Settlement Agreements described below are concluded. Approximately 15 other suits are pending in which Lorillard is a defendant. The Company is a defendant in two of the pending cases. The plaintiffs in the pending cases include the U.S. federal government, several U.S. county or city governments, foreign governments that have filed suits in U.S. courts, American Indian tribes, hospitals or hospital districts, private companies and private citizens suing on behalf of taxpayers. Plaintiffs in some of these cases seek certification as class actions.

  Excluding the cases settled by the State Settlement Agreements, cigarette manufacturers have successfully defended many of the Reimbursement Cases. More than 75 cases filed by labor union health and welfare funds as well as more than 30 cases filed by foreign governments in U.S. courts have been dismissed, either due to orders that granted defendants' dispositive motions or as the result of plaintiffs' voluntary dismissal of their claims. Each of the courts of appeal that reviewed these dismissals have affirmed the trial courts' orders.

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

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - As of November 1, 2003, four cases were pending in U.S. courts in which the plaintiffs were foreign governments. Lorillard was a defendant in two of these four matters. Most of the cases filed by foreign governments have been dismissed in favor of the defendants, including approximately 25 during 2003.

  Since January 1, 2001, one of the Reimbursement cases has been tried. During June of 2001, a jury in the U.S. District Court for the Eastern District of New York returned a verdict in Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al., and awarded damages against the defendants, including Lorillard. In this trial, the jury heard evidence as to the claims of only one of the plan plaintiffs, Empire Blue Cross and Blue Shield, referred to as "Empire." In its verdict, the jury found in favor of the defendants on some of Empire's claims, one of which precluded the jury from considering Empire's claims for punitive damages. The jury found in favor of Empire on certain other of plaintiff's claims. As a result of these findings, a final judgment was entered in which Empire was awarded a total of approximately $17.8 million in actual damages, including approximately $1.5 million attributable to Lorillard. Empire was awarded approximately $55,000 in pre-judgment interest for a total award against Lorillard of approximately $1.6 million. The court has awarded plaintiff's counsel approximately $38.0 million in attorneys' fees. The defendants have noticed an appeal to the U.S. Court of Appeals for the Second Circuit from the final judgment and from the order awarding plaintiff's counsel attorneys' fees. The Court of Appeals heard argument of defendants' appeal during February of 2003. The court has certified questions to the New York Court of Appeals in order to assist it in ruling on issues of New York law. The New York Court of Appeals has accepted the certified questions.

  In addition to the above, the District Court of Jerusalem, Israel, has permitted a private insurer in Israel, Clalit Health Services, to make service outside the jurisdiction on the Company and Lorillard with a suit in which Clalit Health Services seeks damages for providing treatment to individuals allegedly injured by cigarette smoking. The Company and Lorillard have separately moved to set aside the order that permitted service outside the jurisdiction. As of November 1, 2003, the court had not ruled on the motions to set aside the attempted service.

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

  Lorillard recorded pretax charges of $214.6, $255.2, $592.2 and $842.9 million ($132.5, $153.7, $369.6 and $510.6 million after taxes), for the three and nine months ended September 30, 2003 and 2002, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

  In addition, as part of the Master Settlement Agreement, the Original Participating Manufacturers committed to work cooperatively with the tobacco growing community to address concerns about the potential adverse economic impact on that community. On January 21, 1999, the Original Participating Manufacturers reached an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris paid more than its market share in 1999 but will have its payment obligations reduced in 2009 and 2010 to make up for the overpayment. Of the total $5.2 billion, a total of $1.8 billion was paid since 1999 through September 30, 2003, $146.0 million of which was paid by Lorillard. Lorillard believes its remaining payments under the agreement will total approximately $348.0 million. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of new increases in state or federal excise taxes on tobacco products that benefit the tobacco growing community.

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

FILTER CASES - Claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Approximately 70 such matters are pending against Lorillard. The Company is a defendant in one of these matters. Since January 1, 2000 and through November 1, 2003, Lorillard has paid, or has reached agreement to pay, a total of approximately $20.0 million in payments of judgments and settlements to finally resolve approximately 55 previously pending claims. In Sachs v. Lorillard Tobacco Co., the only filter case tried to a verdict since January 1, 2001, the jury found in favor of Lorillard.

Other Tobacco - Related

TOBACCO - RELATED ANTITRUST CASES - Wholesalers and Direct Purchaser Suits - Lorillard and other domestic and international cigarette manufacturers and their parent companies, including the Company, were named as defendants in nine separate federal court actions brought by tobacco product wholesalers for violations of U.S. antitrust laws and international law. The complaints allege that defendants conspired to fix the price of cigarettes to wholesalers since 1993 in violation of the Sherman Act. These actions seek certification of a class including all domestic and international wholesalers similarly affected by such alleged conduct, and damages, injunctive relief and attorneys' fees. These actions were consolidated for pre-trial purposes in the U.S. District Court for the Northern District of Georgia. The Court granted class certification for a four-year class (beginning in 1996 and ending in 2000) of domestic direct purchasers. The Company has been voluntarily dismissed without prejudice from all direct purchaser cases. On July 11, 2002, the Court granted motions for summary judgment filed by Lorillard and all other defendants dismissing the actions in their entirety. On September 22, 2003, the U.S. Court of Appeals for the Eleventh Circuit affirmed the decision granting summary judgment and dismissal as to all defendants, including Lorillard.

  Indirect Purchaser Suits - Approximately 30 suits are pending in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits in New York, Florida, and Michigan, have been dismissed in their entirety and plaintiffs have withdrawn (or agreed to withdraw) their appeals. The Arizona indirect purchaser suit was dismissed by the trial court, the dismissal was reversed on appeal, and the Arizona Supreme Court affirmed and remanded the suit to the trial court. While two state courts in Kansas and New Mexico have granted plaintiffs' motions to certify a class of consumers, two other state courts have refused to do so, and other motions seeking class certification have been deferred by other courts pending resolution of the federal case discussed above. The decision granting certification in New Mexico is being appealed by the defendants. In Kansas, a motion to compel defendants to produce certain documents was granted in August of 2003. Discovery is proceeding and the parties are scheduled to litigate certain privilege issues well into the first quarter of 2004. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

  Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). Lorillard is named as a defendant in a class action lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies and the major leaf buyers are also defendants. The plaintiffs' class consists of all persons holding a quota (the licenses that a farmer must either own or rent to sell the crop) to grow, and all domestic producers who sold flue-cured or burley tobacco at anytime from February 1996 to present. Lorillard, along with all of the other defendants with the exception of R.J. Reynolds, has settled the litigation, and the settlement was approved by the court on October 1, 2003. Pursuant to the settlement agreement, Lorillard has paid the class $12.5 million, and it will pay an additional $7.5 million immediately before any trial against R.J. Reynolds or five days after any settlement with R.J. Reynolds has been approved by the court. In addition, Lorillard has committed to buy 20 million pounds of domestic tobacco each year through 2013. Lorillard has also committed to purchase at least 35% of its annual total requirements for flue-cured and burley tobacco domestically for the same period. Lorillard will also be responsible for 10% of the plaintiffs' attorneys' fees, to be determined by the court.

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

13.  Contingencies

Guarantees

  CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to remit prompt payment on the letters of credit if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30.0 million at September 30, 2003.

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

  In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at September 30, 2003 that CNA could be required to pay under this guarantee are approximately $320.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

  CNA has recorded a liability of approximately $9.0 and $10.0 million as of September 30, 2003 and December 31, 2002 for its share of estimated future operating deficits of this joint venture through 2016.

  CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. CNA would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNA has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7.0 million at September 30, 2003.

CNA Surety

  CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety Corporation ("CNA Surety"), a 64.0% owned and consolidated subsidiary of CNA, over a period that expired on December 31, 2000 (the "stop loss contract"). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety's accident year net loss ratio exceeds 24% for 1997 through 2000 (the "contractual loss ratio"), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety's actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of September 30, 2003 and December 31, 2002.

  Effective October 1, 2002, CCC provides an excess of loss protection for new and renewal bonds for CNA Surety for per principal exposures that exceed $60.0 million since October 1, 2002 in two parts - a) $40.0 million excess of $60.0 million and b) $50.0 million excess of $100.0 million for CNA Surety. This excess of loss protection is necessary primarily to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60.0 million. In consideration for the reinsurance coverage provided by the $40.0 million excess of $60.0 million contract, CNA Surety paid a quarterly premium equal to $3.0 million to CCC. In consideration for the reinsurance coverage provided by the $50.0 million excess of $100.0 million, the insurance subsidiaries of CNA Surety paid $6.0 million in premium to CCC.

  Effective October 1, 2003, pending state insurance department regulatory approval CCC entered into a $3.0 million excess of $12.0 million reinsurance contract with CNA Surety. The reinsurance premium for the coverage provided by the $3.0 million excess of $12.0 million contract is $0.3 million plus, if applicable, additional premium based on paid losses. This contract expires on December 31, 2004.

  In March of 2003, CNA entered into a credit agreement with a large national contractor, which undertakes projects for the construction of government and private facilities, to provide loans to the contractor in a maximum aggregate amount of $84.3 million (the "Credit Facility") as of September 30, 2003. Of the $84.3 million capacity, $74.8 million, including accrued interest, was outstanding at September 30, 2003. The Credit Facility and all related loans will mature in March of 2006. Advances under the Credit Facility bear interest at the prime rate plus 6.0%. Payment of 3.0% of the interest is deferred until the Credit Facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates.

  In addition, in June of 2003, CNA and one of its subsidiaries provided repayment guarantees to certain creditors of the contractor and a subsidiary of the contractor. Such guarantees were provided in order to allow the contractor to receive financial accommodations from a creditor and in order to comply with certain regulatory requirements. Under the terms of the guarantees, any payments made by CNA, or any of its subsidiaries, would be considered a draw under the Credit Facility. As of September 30, 2003, these guarantees amounted to $7.4 million.

  CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNA to help the contractor meet its liquidity needs.

  In March of 2003, CNA also purchased the contractor's outstanding bank debt for $16.4 million. The contractor retired the bank debt by paying CNA $16.4 million, with $11.4 million of the payoff amount being funded under the new Credit Facility and $5.0 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNA was also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that were due to expire between May and August of 2003. One of those letters of credit in the amount of $3.4 million was extended, but expired on November 1, 2003. Any amounts paid by CNA to the banks as reimbursements for draws upon the banks' letters of credit would become obligations of the contractor to CNA as draws upon the Credit Facility.

  The Company has purchased a participation interest in one-third of the loans and commitments under the new Credit Facility, on a dollar-for-dollar basis, up to a maximum of $25.0 million. Although the Company does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the Credit Facility proportionally with CNA.

  The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety's $45.0 million excess of $15.0 million per principal reinsurance program with unaffiliated reinsurers in place in 2003. As a result, CNA Surety retains the first $60.0 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through September 30, 2003 has been limited to $20.0 million per bond.

  Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's and ultimately CNA's exposure to loss. While CNA believes that the contractor's restructuring efforts are expected to be successful and provide sufficient cash flow for its operations and repayment of its borrowings under the credit facility, the contractor's failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of CNA's surety bonds could have a material adverse effect on CNA's future results of operations. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, and minority interest could be up to $200.0 million.

Other

  As of September 30, 2003 and December 31, 2002, CNA had committed approximately $189.0 and $141.0 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

  CNA invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2003, CNA had commitments to purchase $72.0 million and commitments to sell $37.0 million of various bank loan participations.

  In the normal course of investing activities, CCC had committed approximately $51.0 million as of September 30, 2003 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of September 30, 2003 and December 31, 2002 there were approximately $201.0 and $222.0 million of outstanding letters of credit.

  CNA has a commitment to purchase up to a $100.0 million floating rate note issued by the California Earthquake Authority in the event of an earthquake during calendar year 2003 that results in California earthquake related losses greater than $4.2 billion.

  CNA is obligated to make future payments totaling $500.5 million for non-cancelable operating leases expiring from 2003 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $25.9 million in 2003; $81.1 million in 2004; $70.3 million in 2005; $59.4 million in 2006; $50.0 million in 2007; and $213.8 million in 2008 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $22.0 million. Estimated future minimum purchases under these contracts are as follows: $4.0 million in 2003; $13.0 million in 2004; and $5.0 million in 2005.

  In the ordinary course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2003, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $375.0 million.

  In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2003, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of September 30, 2003, CNA has recorded approximately $15.0 million of liabilities related to these indemnification agreements.

14.  Consolidating Financial Information

  The following schedules present the Company's consolidating balance sheet information at September 30, 2003 and December 31, 2002, and consolidating statements of operations information for the nine months ended September 30, 2003 and 2002. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company's subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company's subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company's issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for consolidating information of the Carolina Group and Loews Group.

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

Loews Corporation
Consolidating Balance Sheet Information

                              CNA                 Loews     Diamond    Texas             Corporate     Elimin-
September 30, 2003         Financial  Lorillard   Hotels    Offshore    Gas    Bulova    and Other     ations     Total
------------------------------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments                 $37,822.4 $ 1,978.4  $  211.2  $  566.9  $   38.2 $   1.7   $  2,098.1             $42,716.9
Cash                            178.0       1.7       9.1      14.2       2.7     5.9         21.8                 233.4
Receivables                  19,641.6      31.1      20.5     168.5      38.1    84.3        105.0  $   (197.1) 19,892.0
Property, plant and
 equipment                      268.5     206.8     371.2   2,308.9     659.2    15.5         32.2               3,862.3
Deferred income taxes           538.0     457.0                                  23.2         10.9      (603.5)    425.6
Goodwill                        136.0                 2.6      24.3     280.0                                      442.9
Investments in capital
 stocks of subsidiaries                                                                   10,804.1   (10,804.1)
Other assets                  3,027.2     415.9      99.1      85.5     180.4    82.9        167.7       (32.8)  4,025.9
Deferred acquisition costs
 of insurance subsidiaries    2,662.0                                                                            2,662.0
Separate account business     3,532.6                                                                            3,532.6
------------------------------------------------------------------------------------------------------------------------
Total assets                $67,806.3 $ 3,090.9  $  713.7  $ 3,168.3 $1,198.6 $ 213.5   $ 13,239.8  $(11,637.5)$77,793.6
========================================================================================================================

Liabilities and Shareholders'
  Equity:

Insurance reserves          $46,053.8                                                                          $46,053.8
Payable for securities
 purchased                      973.8 $   249.4  $    0.2                               $    210.7               1,434.1
Securities sold under
 agreements to repurchase       880.6                                                                              880.6
Long-term debt, less
 unamortized discounts        2,152.5               146.4  $   930.0 $  548.0              2,298.3               6,075.2
Reinsurance balances payable  3,285.9                                                                            3,285.9
Deferred income taxes                                37.9      346.4      1.3                217.9  $   (603.5)
Other liabilities             2,530.8   1,529.9     223.9      137.0    125.5 $  61.2         91.9      (362.3)  4,337.9
Separate account business     3,532.6                                                                            3,532.6
------------------------------------------------------------------------------------------------------------------------
Total liabilities            59,410.0   1,779.3     408.4    1,413.4    674.8    61.2      2,818.8      (965.8) 65,600.1
Minority interest               916.8                 0.2      788.2              5.0                            1,710.2
Shareholders' equity          7,479.5   1,311.6     305.1      966.7    523.8   147.3     10,421.0   (10,671.7) 10,483.3
------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity       $67,806.3 $ 3,090.9  $  713.7  $ 3,168.3 $1,198.6 $ 213.5   $ 13,239.8  $(11,637.5)$77,793.6
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
========================================================================================================================

Loews Corporation
Consolidating Statement of Operations Information

Nine Months Ended             CNA                 Loews     Diamond    Texas             Corporate     Elimin-
September 30, 2003         Financial  Lorillard   Hotels    Offshore    Gas    Bulova    and Other     ations     Total
------------------------------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums         $ 6,703.8                                                                $   (2.8) $ 6,701.0
Investment income, net       1,211.3   $    29.7  $    1.5  $  10.2            $   0.2   $    22.3              1,275.2
Intercompany interest
 and dividends                                                                               575.5    (575.5)
Investment gains (losses)      476.9       (10.6)              (7.3)                          44.2                503.2
Manufactured products                    2,467.9                                 111.6        (1.1)             2,578.4
Other                          287.6        (0.2)    212.0    494.7   $  68.1      0.6         4.7              1,067.5
------------------------------------------------------------------------------------------------------------------------
Total                        8,679.6     2,486.8     213.5    497.6      68.1    112.4       645.6    (578.3)  12,125.3
------------------------------------------------------------------------------------------------------------------------
Expenses:

Insurance claims and
 policyholders' benefits     7,968.9                                                                            7,968.9
Amortization of deferred
 acquisition costs           1,433.7                                                                            1,433.7
Cost of manufactured
 products sold                           1,435.4                                  54.0         0.2              1,489.6
Other operating expenses     1,754.5       352.3     188.7    543.6     49.8      48.8        33.5      (2.8)   2,968.4
Interest                        99.5                   7.2     17.4     11.6                  94.6                230.3
------------------------------------------------------------------------------------------------------------------------
Total                       11,256.6     1,787.7     195.9    561.0     61.4     102.8       128.3      (2.8)  14,090.9
------------------------------------------------------------------------------------------------------------------------
                            (2,577.0)      699.1      17.6    (63.4)     6.7       9.6       517.3    (575.5)  (1,965.6)
------------------------------------------------------------------------------------------------------------------------
Income tax (benefit) expense  (976.0)      262.8       6.4    (11.6)     2.9       2.9       (22.7)              (735.3)
Minority interest             (174.0)                         (23.0)               0.2                           (196.8)
------------------------------------------------------------------------------------------------------------------------
Total                       (1,150.0)      262.8       6.4    (34.6)     2.9       3.1       (22.7)              (932.1)
-----------------------------------------------------------------------------------------------------------------------
(Loss) income from
 continuing operations      (1,427.0)      436.3      11.2    (28.8)     3.8       6.5       540.0    (575.5)  (1,033.5)
Discontinued operations-
 net                                                  55.4                                                         55.4
------------------------------------------------------------------------------------------------------------------------
Net (loss) income          $(1,427.0)  $   436.3  $   66.6  $ (28.8)   $ 3.8    $  6.5    $  540.0   $(575.5) $  (978.1)
========================================================================================================================

Loews Corporation
Consolidating Statement of Operations Information

Nine Months Ended             CNA                     Loews       Diamond           Corporate
September 30, 2002         Financial   Lorillard      Hotels      Offshore  Bulova  and Other  Eliminations    Total
------------------------------------------------------------------------------------------------------------------------
(In millions)              (Restated)                                                                         (Restated)

Revenues:
Insurance premiums           $ 7,925.5                                                          $    (2.6)    $ 7,922.9
Investment income, net         1,292.4  $    34.8    $   1.5      $  23.9   $   0.3   $  46.8                   1,399.7
Intercompany interest
 and dividends                                                                          466.3      (466.3)
Investment gains (losses)       (137.4)      32.7                    34.0       0.1     (74.4)                   (145.0)
Manufactured products                     2,963.4                             113.8                             3,077.2
Other                            464.7        1.9      200.8        570.1       1.2       2.9                   1,241.6
------------------------------------------------------------------------------------------------------------------------
Total                          9,545.2    3,032.8      202.3        628.0     115.4     441.6      (468.9)     13,496.4
------------------------------------------------------------------------------------------------------------------------
Expenses:

Insurance claims and
 policyholders' benefits       6,542.4                                                                          6,542.4
Amortization of deferred
 acquisition costs             1,349.2                                                                          1,349.2
Cost of manufactured
 products sold                            1,707.0                              54.4                             1,761.4
Other operating expenses       1,246.1      337.1      179.4        531.6      48.8      43.7        (2.6)      2,384.1
Interest                         112.4                   7.1         17.8                94.5                     231.8
------------------------------------------------------------------------------------------------------------------------
Total                          9,250.1    2,044.1      186.5        549.4     103.2     138.2        (2.6)     12,268.9
------------------------------------------------------------------------------------------------------------------------
                                 295.1      988.7       15.8         78.6      12.2     303.4      (466.3)      1,227.5
------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)      78.1      389.7        5.4         28.2       5.4     (57.6)                    449.2
Minority interest                 32.7                               26.3       0.2                                59.2
------------------------------------------------------------------------------------------------------------------------
Total                            110.8      389.7        5.4         54.5       5.6     (57.6)                    508.4
------------------------------------------------------------------------------------------------------------------------
Income from continuing
 operations                      184.3      599.0       10.4         24.1       6.6     361.0      (466.3)        719.1
Discontinued operations-net      (31.0)                  2.2                                                      (28.8)
Cumulative effect of change
 in accounting principle-net     (39.6)                                                                           (39.6)
------------------------------------------------------------------------------------------------------------------------
Net income                   $   113.7  $   599.0    $  12.6      $  24.1   $   6.6   $ 361.0   $  (466.3)    $   650.7
========================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------------

OVERVIEW

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation ("CNA"), a 90% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. ("Lorillard"), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. ("Diamond Offshore"), a 54% owned subsidiary); the operation of an interstate natural gas transmission pipeline system (Texas Gas Transmission, LLC ("Texas Gas"), a wholly owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation ("Bulova"), a 97% owned subsidiary). Unless the context otherwise requires, the terms "Company," "Loews" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:

                                                                      Page No.
                                                                      --------

  Consolidated Financial Results                                           72
  Classes of Common Stock                                                  75
  Parent Company Structure                                                 77
  Critical Accounting Estimates                                            77
  Results of Operations by Business Segment
    CNA Financial
      Third Quarter of 2003 Results of Operations and Capital Plan         79
      Reserves - Estimates and Uncertainties                               81
      Reinsurance                                                          84
      Terrorism Exposure                                                   87
      Restructuring                                                        88
      Expense Initiatives                                                  88
      Non-GAAP Financial Measures                                          89
      Property and Casualty Segment                                        91
      Group Segment                                                        99
      Life Segment                                                        100
      Other Insurance Segment                                             101
      APMT Reserves                                                       102
    Lorillard                                                             113
    Loews Hotels                                                          119
    Diamond Offshore                                                      119
    Texas Gas                                                             121
    Bulova                                                                121
    Corporate                                                             121
  Liquidity and Capital Resources
    CNA Financial                                                         122
    Lorillard                                                             126
    Loews Hotels                                                          128
    Diamond Offshore                                                      128
    Texas Gas                                                             129
    Bulova                                                                130
    Majestic Shipping                                                     130
    Corporate                                                             130

  Investments                                                             131
  Accounting Standards                                                    142
  Forward-Looking Statements Disclaimer                                   142

  The following discussion should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto.

CONSOLIDATED FINANCIAL RESULTS

  The Company reported a consolidated net loss (including both the Loews Group and Carolina Group) for the 2003 third quarter of $1,382.9 million, compared to net income of $239.1 million for the third quarter of 2002. Consolidated net loss for the nine months ended September 30, 2003 amounted to $978.1 million, compared to net income of $650.7 million for the nine months ended September 30, 2002.

  The 2003 third quarter results include significant charges by CNA following its recently completed reserve reviews. CNA announced a plan to strengthen its capital base, which includes significant financial support from Loews as described below.

  The third quarter of 2003 results include the following charges at CNA, net of tax and minority interest:

  . Net prior year development of $1,345.8 million, which includes premium and claim and allocated claim adjustment expense development.

  . Increase in bad debt reserves for insurance and reinsurance receivables of $298.9 million.

  The net prior year development consists of $880.4 million related to core reserves and $465.4 million related to asbestos, environmental pollution and mass tort ("APMT") reserves (after tax and minority interest). The primary factors that led to the net prior year development were CNA's previously announced third quarter of 2003 comprehensive reserve reviews, which included construction defect and other volatile exposures, and a ground up analysis of APMT exposures. The net prior year development also resulted in additional cessions to CNA's reinsurance contracts, including the corporate aggregate reinsurance treaties. These additional cessions resulted in $60.3 million of interest expense (after tax and minority interest), which is recorded as a reduction in investment income. See "Results of Operations by Business Segment
- CNA Financial" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a detailed discussion of these charges.

Capital Plan

  To support statutory capital adversely impacted by the significant third quarter charges, CNA has developed a capital plan, which includes substantial support from Loews and possible sales or other dispositions of businesses and assets. Under agreements entered into and approved in November of 2003 as to fairness to minority shareholders by a Special Review Committee of independent members of CNA's Board of Directors, Loews has agreed to purchase $750.0 million of a new series of CNA non-voting convertible preferred stock, having terms that make it economically equivalent to CNA common stock. Proceeds from the preferred stock sale will be applied by CNA to increase the statutory surplus of CNA's principal insurance subsidiary, Continental Casualty Company ("CCC").

  The preferred stock will automatically convert into a number of shares of CNA common stock determined by dividing $750.0 million by the weighted average of the daily trading prices of CNA's common stock, as reported by Bloomberg Financial, L.P., for the five trading days from and including November 17, 2003 through November 21, 2003. Conversion will take place upon CNA's compliance with, or receipt of a waiver of, applicable shareholder approval requirements of the New York Stock Exchange.

  Under the agreement, Loews has also committed up to $500.0 million of additional capital support through the purchase of surplus notes of CCC in the event that certain additions to CCC's statutory capital are not achieved by February 26, 2004 from business or asset sales and related actions. The obligation of Loews to consummate this agreement is subject to certain customary closing conditions. In addition, Loews has indicated its commitment to provide up to an additional $150.0 million by March 31, 2004, in a form to be determined, to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales. Other elements of the capital plan include the October of 2003 sale of CNA Re renewal rights and withdrawal from the assumed reinsurance business, CNA's previously announced initiative to reduce operating expenses by $200.0 million and planned changes in the ownership structure of certain insurance subsidiaries to align statutory capital more efficiently.

  Surplus notes issued under the capital plan, if any, will have a 20-year term, bear interest at the one year London Interbank Offering Rate ("LIBOR") plus 350 basis points, reset annually, and be mandatorily prepayable in the event of certain additions to CCC's statutory surplus from business or asset sales after the issuance of the notes. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer's domiciliary state. All payments of interest and principal on these notes are subject to the prior approval of the Illinois Insurance Department. Surplus notes are included as surplus for statutory accounting purposes, but are classified as debt instruments under GAAP. See the Liquidity and Capital Resources - Corporate section of this MD&A.

Three Months Ended September 30, 2003 Compared With 2002

  The consolidated net loss for the three months ended September 30, 2003 was $1,382.9 million, compared to net income of $239.1 million for the three months ended September 30, 2002.

  Consolidated net loss in the third quarter of 2003 includes a gain from discontinued operations of $55.8 million or $0.30 per share of Loews common stock related to the sale of a hotel property, as compared to $0.4 million in the prior year related to the operating results for that property.

  Consolidated loss from continuing operations for the third quarter of 2003 was $1,438.7 million, compared to income of $238.7 million in the comparable period of the prior year. Loss from continuing operations includes net investment gains of $106.5 million (after tax and minority interest), compared to $9.1 million (after tax and minority interest) in the comparable period of the prior year. The net loss reflects the unfavorable net prior year premium and loss development and increase in bad debt reserves recorded in the third quarter of 2003 as discussed above and lower results from Lorillard, partially offset by the improvement in net investment gains.

  Loss from continuing operations attributable to Loews common stock for the third quarter of 2003 amounted to $1,465.5 million or $7.90 per share,

compared to income of $194.3 million or $1.05 per share in the comparable period of the prior year. Loss from continuing operations in the third quarter of 2003 includes net investment gains attributable to Loews common stock of $107.8 million, compared to $5.8 million in the comparable period of the prior year.

  Net investment gains increased $102.0 million (after tax and minority interest) in the third quarter of 2003 as compared with the same period in 2002. This increase was due primarily to increased gains related to derivative securities and a decrease in investment related impairment charges for other-than-temporary declines in market values of fixed maturity and equity securities, partially offset by decreased gains on sales of fixed maturity securities. Investment related impairment losses (after tax and minority interest) were $9.0 million for the third quarter of 2003 as compared with $129.6 million for the same period in 2002.

  Net income attributable to Carolina Group stock for the third quarter of 2003 was $26.8 million or $0.67 per Carolina Group share, compared to $44.4 million, or $1.10 per Carolina Group share in the third quarter of 2002. The Company is issuing a separate press release reporting the actual and pro forma results of the Carolina Group for the quarter and nine months ended September 30, 2003 and 2002.

Nine Months Ended September 30, 2003 Compared With 2002

  The consolidated net loss for the nine months ended September 30, 2003 was $978.1 million, compared to net income of $650.7 million for the nine months ended September 30, 2002.

  Net loss for the first nine months of 2003 includes a gain from discontinued operations of $55.4 million or $0.30 per share of Loews common stock related to the sale of a hotel property, as compared to a loss from discontinued operations of $28.8 million or $0.15 per share of Loews common stock in the prior year primarily related to CNA's sale of its life operations in Chile. Net income in 2002 also included a charge for accounting changes of $39.6 million or $0.21 per share of Loews common stock, related to accounting for goodwill and other intangible assets at CNA.

  Consolidated loss from continuing operations for the first nine months of 2003 was $1,033.5 million, compared to income of $719.1 million in the comparable period of the prior year. Loss from continuing operations includes net investment gains of $300.6 million (after tax and minority interest), compared to a loss of $93.0 million (after tax and minority interest) in the comparable period of the prior year. The net loss reflects the unfavorable net prior year premium and loss development and increase in bad debt reserves recorded in the third quarter of 2003 as discussed above and lower results from Lorillard, partially offset by the improvement in net investment gains.

  Loss from continuing operations attributable to Loews common stock for the first nine months of 2003 amounted to $1,113.9 million or $6.01 per share, compared to income of $615.3 million or $3.26 per share in the comparable period of the prior year. Loss from continuing operations includes net investment gains attributable to Loews common stock of $302.2 million, compared to losses of $97.8 million in the comparable period of the prior year.

  Net income attributable to Carolina Group stock for the first nine months of 2003 amounted to $80.4 million or $2.01 per Carolina Group share, compared to $103.8 million or $2.58 per share in the comparable period of the prior year.

Components of Net (Loss) Income

  The following table provides a summary of net (loss) income attributable to Loews common stock:

                                                     September 30,
------------------------------------------------------------------------------
                                          Three Months           Nine Months
------------------------------------------------------------------------------
                                        2003        2002       2003       2002
------------------------------------------------------------------------------
(In millions)

(Loss) income before net investment
 gains (losses) attributable to
 Loews common stock                  $(1,573.3)  $ 188.5   $(1,416.1) $ 713.1
Net investment gains (losses)            107.8       5.8       302.2    (97.8)
------------------------------------------------------------------------------
(Loss) income from continuing
 operations                           (1,465.5)    194.3    (1,113.9)   615.3
Discontinued operations-net (a)           55.8       0.4        55.4    (28.8)
Cumulative effect of changes
 in accounting principle-net (b)                                        (39.6)
------------------------------------------------------------------------------
Net (loss) income attributable
 to Loews common stock               $(1,409.7)  $ 194.7   $(1,058.5) $ 546.9
==============================================================================

(a) Includes a gain of $56.7 in the quarter and nine months ended September 30, 2003 from the sale of a hotel property. The nine months ended September 30, 2002 includes a $31.0 loss from CNA's sale of its life operations in Chile.
(b) Represents the effect of the adoption of SFAS No. 142, which was a change in accounting for goodwill and other intangible assets at CNA.

CLASSES OF COMMON STOCK

  The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group initially consisted of (a) the Company's 100% stock ownership interest in Lorillard, Inc.; (b) notional, intergroup debt owed by the Carolina Group to the Loews Group; and (c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

  As of September 30, 2003, the outstanding Carolina Group stock represents a 23.01% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all the Company's assets and liabilities other than the 23.01% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group ($2.2 billion outstanding at September 30, 2003, after debt repayments of $61.9 million in 2002 and $274.9 million in 2003), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021.

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

Distribution of Dividends from Lorillard, Inc.

  The Carolina Group policy statement currently provides that all dividends paid by Lorillard, Inc. to the Company will be allocated to the Carolina Group. Lorillard Inc.'s principal source of cash is dividends from its wholly owned subsidiary, Lorillard Tobacco Company.

  It is the Company's intention to apply all of the cash from any dividends it receives from Lorillard, Inc. in the following order of priority until the notional, intergroup debt is repaid:

     first, to satisfy or make provision for any intergroup or other obligations of the Carolina Group, other than with respect to the notional, intergroup debt;

     second, to satisfy accrued interest on the Carolina Group's notional, intergroup debt;

     third, to pay any regularly-declared quarterly dividends on Carolina Group stock and to make proportional distributions to the Loews Group in respect of its intergroup interest in the Carolina Group;

     fourth, to maintain up to $150.0 million for general corporate purposes, including for investments, on behalf of the Carolina Group; and

     fifth, to reduce the principal of the Carolina Group's notional, intergroup debt.

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

  At September 30, 2003, the book value per share of Loews common stock was $57.48, compared to $61.68 at December 31, 2002.

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

Insurance Reserves

  Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity as well as assumptions about expected investment returns. The inherent risks associated with the reserving process are discussed below, in Reserves - Estimates and Uncertainties. Additionally, a review of Results of Operations for CNA's segment results, Environmental Pollution and Mass Tort and Asbestos Reserves, and Third Quarter Reserve

Development sections is necessary to understand the sensitivity of management's estimate.

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

  On May 21, 2003 the Florida Third District Court of Appeal vacated the judgment entered in favor of a class of Florida smokers in the case of Engle
v. R.J. Reynolds Tobacco Co., et al. The judgment reflected an award of punitive damages to the class of approximately $145.0 billion, including $16.3 billion against Lorillard. The court of appeals also decertified the class ordered during pre-trial proceedings. Plaintiffs are seeking review of the case by the Florida Supreme Court. The Company and Lorillard believe that the panel's decision should be upheld on further appeals.

  Except for the impact of the State Settlement Agreements as described in
Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the consolidated condensed financial statements for any unfavorable outcome. It is possible that the Company's results of operations, cash flows and its financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.

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

  The Company's investment portfolio is subject to market declines below book value that may be other-than-temporary. CNA has an Impairment Committee, which reviews its investment portfolio on a quarterly basis with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the period in which the determination occurred. See "Investments - CNA" in this MD&A and Note 2 of the Notes to Consolidated Condensed Financial Statements included in Item 1 for information related to the Company's impairment charges.

  Securities in the parent company's investment portfolio that are not part of its cash management activities are classified as trading securities in order to reflect the Company's investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the Consolidated Condensed Statements of Income.

Individual Long-term Care Products

  CNA's reserves and deferred acquisition costs for its individual long term care product offerings are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. The results of operations and/or equity may be materially, adversely affected if actual experience varies significantly from these assumptions.

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

Third Quarter of 2003 Results of Operations and Capital Plan

  CNA reported a net loss for the third quarter of 2003 of $1,580.8 million compared to net income of $50.4 million for the same period in 2002. The third quarter of 2003 net loss included significant reserve strengthening as a result of CNA's recently completed reserve reviews. Significant items that contributed to CNA's third quarter of 2003 net loss (after-tax and minority interest) include:

  . Net prior year development of $1,345.8 million after-tax and minority interest, which includes premium and claim and allocated claim adjustment expense development. Of this amount, $880.4 million was recorded for core reserves and $465.4 million was recorded for environmental pollution and mass tort and asbestos ("APMT") reserves.

  . Increase in the bad debt reserve for reinsurance receivables in the amount of $180.1 million. This increase was recorded based on continuing deterioration of reinsurer financial strength ratings. See the Reinsurance section of this MD&A for a detailed discussion of this charge.

  . Increase in the bad debt reserve for insurance receivables in the amount of $118.8 million in Standard Lines. See the Standard Lines discussion of results in the MD&A for a discussion of this charge.

  . Increase in unallocated claim and claim adjustment expense ("ULAE") reserves of $58.5 million. The increase was recorded in Standard Lines ($2.7 million), Specialty Lines ($16.2 million) and the Other Insurance ($39.6 million) segments.

  To support statutory capital impacted by the significant third quarter charges, CNA has developed a capital plan as detailed in the Consolidated Financial Results - Capital Plan section of this MD&A.

  Adverse trends in APMT and certain property and casualty exposures continue to impact CNA. As noted in Reserves - Estimates and Uncertainties below, CNA reviews its Insurance Reserves on a regular basis. As previously announced in the Company's Form 10-Q for the period ended June 30, 2003, comprehensive reviews of construction defect claims and other volatile exposures, and a ground up analysis of APMT exposures, were conducted in the third quarter of 2003. In addition, an independent actuarial firm is in the process of completing a review of the property and casualty Insurance Reserves as of December 31, 2002 of CCC and The Continental Insurance Company ("CIC"). The indications from these independent reviews have been considered as part of CNA's reserving process and provide corroboration for CNA management's conclusions regarding the required level of reserves.

  Based on these third quarter of 2003 reserve reviews, CNA recorded $2,299.0 million of pretax ($1,345.8 after tax and minority interest) net unfavorable prior year development, including $1,941.0 million of pretax net unfavorable claim and allocated claim adjustment expense reserve development and $358.0 million of pretax unfavorable premium development for the three months ended September 30, 2003.

  The pretax third quarter of 2003 net unfavorable prior year development is detailed by segment in the following table.

                                                   Property
                                                     and              Other
                                                   Casualty          Insurance          Total
------------------------------------------------------------------------------------------------
(In millions)

Pretax net unfavorable prior year claim
 and allocated claim adjustment expense
 development excluding the impact of
 the corporate aggregate reinsurance
 treaties:
     Core (Non-APMT)                               $1,533.0         $   52.0           $1,585.0
     APMT                                                              795.0              795.0
------------------------------------------------------------------------------------------------
        Total                                       1,533.0            847.0            2,380.0
Premium development, excluding the
 impact of corporate aggregate
 reinsurance treaties                                 123.0                               123.0
------------------------------------------------------------------------------------------------
Pretax third quarter of 2003 net prior
 year unfavorable development before
 impact of corporate aggregate reinsurance
 treaties                                           1,656.0            847.0            2,503.0
Pretax underwriting benefit from
 corporate aggregate reinsurance
 treaties on accident years 2000 and 2001            (204.0)                             (204.0)
------------------------------------------------------------------------------------------------
Total pretax third quarter of 2003
 net unfavorable prior year development            $1,452.0           $847.0           $2,299.0
================================================================================================

Reserves - Estimates and Uncertainties

  CNA maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses and future policy benefits, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported. Claim and claim adjustment expense and future policy benefit reserves are reflected as liabilities on the Consolidated Condensed Balance Sheets under the heading "Insurance Reserves." Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.

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

  Among the many uncertain future events about which CNA makes assumptions and estimates, many of which have become increasingly unpredictable, are claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling and case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time it is ultimately settled, referred to in the insurance industry as the "tail." These factors must be individually considered in relation to CNA's evaluation of each type of business. Many of these uncertainties are not precisely quantifiable, particularly on a prospective basis, and require significant management judgment.

  Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassesses its reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods.

  In addition, CNA is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on CNA's business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of emerging or potential claims and coverage issues include:

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

  . increases in the number of construction defect claims, including claims arising under a broad range of additional insured endorsements on policies; and

  . increases in the number of claims alleging abuse by members of the clergy.

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

  . allocation of liability among numerous parties some of whom may be in bankruptcy proceedings and, in particular, the application of "joint and several" liability to specific insurers on a risk;

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

  It is also not possible to predict changes in the legal and legislative environment and the impact on the future development of APMT claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. A further uncertainty exists as to whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established and approved through federal legislation, and, if established and approved, whether it will contain funding requirements in excess of CNA's carried loss reserves.

  Due to the factors described above, among others, establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, CNA may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the Environmental Pollution and Mass Tort and Asbestos Reserves section of the MD&A for additional information relating to APMT claims and reserves.

  CNA's recorded Insurance Reserves, including APMT reserves, reflect management's best estimate as of a particular point in time based upon known facts, current law and management's judgment. In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA identifying information and trends that have caused CNA to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect CNA's results of operations, equity, business, insurer financial strength and debt ratings (see the Ratings section of this MD&A).

Reinsurance

  CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. See Note 9 for discussion of CNA's sale of the renewal rights for its treaty business. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business.

  Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $148.0 and $53.0 million for the three months ended September 30, 2003 and 2002 and $288.0 and $168.0 million for the nine months ended September 30, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,892.0 and $2,766.0 million at September 30, 2003 and December 31, 2002. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. The amount of retroactive interest, included in the totals above, for the three months ended September 30, 2003 was $103.0 million as compared with $5.0 million in the same period of 2002. The amount of retroactive interest, included in the totals above, for the nine months ended September 30, 2003 was $147.0 million as compared with $10.0 million in the same period of 2002.

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

  In certain circumstances, including significant deterioration of a reinsurer's financial strength ratings, CNA may engage in commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations could have a material adverse impact on the Company's results of operations or equity.

  As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, CNA has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. One of CNA's principal credit exposures from these recent events arose from reinsurance receivables from Gerling Global Group of companies ("Gerling").

  In the second quarter of 2003, CNA commuted three CNA HealthPro treaties with Gerling which resulted in a $37.0 million pretax loss. CNA estimates that these commutations will reduce pretax interest expense related to these treaties by approximately $4.0 million over the balance of 2003 and $11.0 million in 2004.

  In the third quarter of 2003, CNA commuted all remaining ceded and assumed reinsurance contracts with four Gerling entities. The commutations resulted in a pretax loss of $72.0 million which is net of a previously established allowance for doubtful accounts of $47.0 million. CNA has no further exposure to the Gerling companies that are in run-off.

  CNA has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The reinsurance receivable balances were $15,116.7 million as of September 30, 2003 and $12,695.3 million at December 31, 2002. The increase in reinsurance receivables was primarily due to ceded and allocated claim adjustment expenses related to APMT and corporate aggregate reinsurance treaties. The allowance for doubtful accounts was $547.6 and $195.7 million at September 30, 2003 and December 31, 2002. CNA increased the allowance by $308.0 million for the three months ended September 30, 2003 and $348.0 million for the nine months ended September 30, 2003 in recognition of deterioration of the financial strength ratings of several reinsurers including Trenwick Group Ltd. ("Trenwick") and Commercial Risk Reinsurance Company Ltd. In addition, in the third quarter of 2003 CNA updated its reinsurance bad debt model based on recently published studies of reinsurer insolvencies. While CNA believes the allowance for doubtful accounts is adequate based on existing collateral and information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company's results of operations and equity.

  CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA's property and casualty lines of business (the "Aggregate Cover"). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006.

  During the second and third quarters of 2003, as a result of the unfavorable development recorded related to accident years 2000 and 2001, the $500.0 million limit related to the 2000 and 2001 accident years under the first section was fully utilized and losses of $500.0 million were ceded under the first section of the Aggregate Cover. In 2001, as a result of reserve additions including those related to accident year 1999, the $500.0 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510.0 million were ceded under the second section as a result of losses related to the September 11, 2001 World Trade Center Disaster and related events ("WTC event").

  The pretax impact of the Aggregate Cover was as follows:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)
Ceded earned premiums                          $(223.0)                   $(251.0)
Ceded claim and claim adjustment expense         422.0                      500.0
Interest charges                                 (88.0)       $(13.0)      (123.0)      $ (38.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                       $ 111.0        $(13.0)     $ 126.0       $ (38.0)
================================================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. As of September 30, 2003, the CCC Cover has been fully utilized.

  The pretax impact of the CCC Cover was as follows:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                          $ (10.0)       $(39.0)      $(100.0)     $(100.0)
Ceded claim and claim adjustment expense          17.0          55.0         143.0        148.0
Interest charges                                 (13.0)        (11.0)        (48.0)       (27.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                       $  (6.0)       $  5.0       $  (5.0)     $  21.0
================================================================================================

  The pretax impact by operating segment of the Aggregate Cover and the CCC Cover was as follows:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Property and casualty                          $ 105.0        $ (8.0)      $ 122.0      $ (17.0)
Other Insurance                                                               (1.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                       $ 105.0        $ (8.0)      $ 121.0      $ (17.0)
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

  The Terrorism Risk Insurance Act of 2002 (the Act), has established a program within the Department of the Treasury under which the federal government will share the risk of loss by commercial property and casualty insurers arising from future terrorist attacks with the insurance industry. The Act expires on December 31, 2005. Each participating insurance company must pay a deductible, ranging from 7.0% of direct earned premiums from commercial insurance lines in 2003 to 15.0% in 2005, before federal government assistance becomes available. For losses in excess of a company's deductible, the federal government will cover 90.0% of the excess losses, while companies retain the remaining 10.0%. Losses covered by the program will be capped annually at $100.0 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the federal government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges, which cannot exceed 3.0%of annual premium.

  CNA is required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program, but they are pre-empted in relation to prior approval requirements for rates and forms. The Act has required insurers to offer terrorism coverage through 2004. The Secretary of the Department of the Treasury has discretion to extend this offer requirement until December 31, 2005.

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

Restructuring

  As previously recorded in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, CNA finalized and approved two separate restructuring plans in 2001. The first plan related to CNA's Information Technology operations (the "IT Plan"). The second plan related to restructuring the Property and Casualty segments and Life Operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the "2001 Plan").

  No restructuring and other related charges related to the IT Plan were incurred for the three and nine months ended September 30, 2003 and 2002. During 2003, $1.0 million in payments were charged against the liability. As of September 30, 2003, the accrued liability relating to employee termination and related benefit costs was $4.0 million. The remaining accrual is expected to be paid through 2004.

  No restructuring and other related charges related to the 2001 Plan were incurred for the three and nine months ended September 30, 2003 and 2002. During 2003, $14.0 million in payments for occupancy and employee related costs and $1.0 million of loss on disposal of property costs were charged against the liability. As of September 30, 2003, the accrued liability, relating primarily to lease termination costs, was $22.0 million. Of which, approximately $3.0 million is expected to be paid in the fourth quarter of 2003.

Expense Initiatives

  CNA announced a $200.0 million expense reduction initiative in the second quarter of 2003. The primary components of the initiative are a reduction of the workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. Strategies expected to realize such savings have begun to be implemented and will continue through 2004. Approximately $16.0 million of severance and related costs has been recorded for the nine months ended September 30, 2003 related to the expense reduction initiatives.

Non-GAAP Financial Measures

  This MD&A discusses certain GAAP and non-GAAP financial measures in order to provide information used by CNA management to monitor CNA's operating performance. Management utilizes various financial measures to monitor CNA's insurance operations and investment portfolio. Underwriting results, which are derived from certain income statement amounts, are considered non-GAAP financial measures and are used by management to monitor performance of CNA's insurance operations. CNA's investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or impairment of investments that produce realized gains and losses. Net realized investment gains and losses, which are comprised of after-tax realized investment gains and losses net of participating policyholders' and minority interest are a non-GAAP financial measure.

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

  Operating ratios are calculated using insurance results and are used by the insurance industry and regulators such as state departments of insurance and the National Association of Insurance Commissioners for financial regulation and as a basis of comparison among companies. The ratios discussed in this MD&A are calculated using GAAP financial results and include the loss and loss adjustment expense ratio ("loss ratio") as well as the expense, dividend and combined ratios. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

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

  Throughout the MD&A, CNA's business segment results are discussed using Underwriting income (loss), which as described above is a non-GAAP measure. The following reconciliations are provided in order to understand the differences between Underwriting Results and net income (loss).


                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
---------------------------------------------------------------------  -------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Underwriting loss                             $(1,986.0)     $(130.0)     $(2,555.0)    $(359.0)
Net investment income                             115.0        144.0          504.0       597.0
Other revenues                                     70.0        114.0          247.0       365.0
Other expenses                                    (67.0)      (108.0)        (227.0)     (305.0)
------------------------------------------------------------------------------------------------
(Loss) income, before income tax
 benefit (expense), minority interest
 and net realized investment gains (losses)    (1,868.0)        20.0       (2,031.0)      298.0
Income tax benefit (expense)                      676.0         (4.0)         761.0       (84.0)
Minority interest                                 131.5         (1.5)         135.3       (33.6)
------------------------------------------------------------------------------------------------
Operating (loss) income                        (1,060.5)        14.5       (1,134.7)      180.4
Realized investment gains (losses), net of
 participating policyholders' and
 minority interest                                 86.5        (44.7)         358.7       (93.0)
Income tax (expense) benefit on realized
 investment gains (losses)                        (33.8)        17.6         (132.6)       37.6
------------------------------------------------------------------------------------------------
(Loss) income from continuing operations       (1,007.8)       (12.6)        (908.6)      125.0
Cumulative effect of change in accounting
 principle-net                                                                            (33.3)
------------------------------------------------------------------------------------------------
Net (loss) income                             $(1,007.8)     $ (12.6)     $  (908.6)    $  91.7
================================================================================================

Operating Results

Property and Casualty

  CNA conducts its property and casualty operations through the following operating segments: Standard Lines, Specialty Lines and CNA Re.

  The following table summarizes key components of the Property and Casualty segment results of operations for the three and nine months ended September 30, 2003 and 2002:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)


Net written premiums                          $ 1,662.0      $ 1,828.0   $ 5,329.0    $ 5,406.0
Net earned premiums                             1,546.0        1,700.0     4,983.0      5,096.0
Underwriting loss                              (1,986.0)        (130.0)   (2,555.0)      (359.0)
(Loss) income before net realized
 investment gains (losses)                     (1,060.5)          14.5    (1,134.7)       180.4
Net realized investment gains (losses)             52.7          (27.1)      226.1        (55.4)
(Loss) income from continuing operations       (1,007.8)         (12.6)     (908.6)       125.0

Ratios
  Loss and loss adjustment expense                159.6%          75.4%      105.4%        74.6%
  Expense                                          64.8           30.7        44.1         31.2
  Dividend                                          4.0            1.5         1.8          1.2
------------------------------------------------------------------------------------------------
  Combined                                        228.4%         107.6%      151.3%       107.0%
================================================================================================

  During October of 2003, CNA sold the renewal rights for all treaty business to Folksamerica Holding Company, Inc. ("Folksamerica"), a wholly owned subsidiary of White Mountains Insurance Group, Ltd. of Hamilton, Bermuda. Under the terms of the transaction, Folksamerica will compensate CNA based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. Concurrent with the sale, CNA announced its withdrawal from the assumed reinsurance business. CNA will manage the run-off of its retained liabilities. The guaranteed minimum under the renewal rights contract will be recorded in the fourth quarter.

Three Months Ended September 30, 2003 Compared with 2002

  Net written premiums for the Property and Casualty segment decreased $166.0 million and net earned premiums decreased $154.0 million for the three months ended September 30, 2003 as compared with the same period in 2002. The decrease in premiums was due primarily to additional ceded premiums to corporate aggregate reinsurance treaties and other reinsurance treaties resulting from unfavorable net prior year reserve development. Partially offsetting these items were rate increases and new business in Standard Lines and Specialty Lines.

  Standard Lines averaged rate increases of 16.0% and 28.0% for the three months ended September 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 71.0% and 68.0% were achieved for those contracts that were up for renewal.

  Specialty Lines averaged rate increases of 21.0% and 30.0% for the three months ended September 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 80.0% and 77.0% were achieved for those contracts that were up for renewal.

  Net results decreased $995.2 million for the three months ended September 30, 2003 as compared with the same period in 2002. The decline in net results was due principally to increased net unfavorable prior year development of $841.7 million after-tax and minority interest ($1,439.0 million pretax), a $198.0 million after-tax and minority interest ($339.0 million pretax) increase in the bad debt provision for insurance and reinsurance receivables, and a $52.2 million after-tax and minority interest ($89.0 million pretax) increase in insurance related assessments. Net results also include an $18.9 million after-tax and minority interest ($33.0 million pretax) increase in unallocated loss adjustment expense reserves, increased dividend development of $23.4 million after-tax and minority interest ($40.0 million pretax), and increased interest expense of $57.6 million after-tax and minority interest ($98.0 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. These declines were partially offset by a $79.8 million increase in net realized investment gains.

  During the third quarter of 2003, CNA recorded an increase in the liability for certain insurance related assessments of $58.0 million pretax for the Property and Casualty segment. The increase was in recognition of the growing level of guaranty fund assessments, increased estimates for the Reliance National Indemnity Insurance Company, et al., insolvency exposure, and exposure to additional insolvencies that impact the assessment calculation.

  The combined ratio increased 120.8 points and underwriting results decreased $1,856.0 million for the three months ended September 30, 2003 as compared with the same period in 2002. This change was due to increases in the loss, expense and dividend ratios. The loss ratio increased 84.2 points due principally to the unfavorable net prior year development, discussed below, and an $18.0 million increase in catastrophe losses for the three months ended September 30, 2003 as compared with the same period in 2002. Catastrophe losses were $57.0 million for the three months ended September 30, 2003 compared with $39.0 million for the three months ended September 30, 2002. Additionally, the loss ratio was negatively impacted by a $33.0 million increase in unallocated loss adjustment expense ("ULAE") reserves. Partially offsetting this decline was an improvement in the current accident year loss ratio.

  Unfavorable net prior year development, including premium and claim and allocated claim adjustment expense reserve development, of $1,452.0 million, including $1,094.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $358.0 million of unfavorable premium development, was recorded for the three months ended September 30, 2003. Unfavorable net prior year development of $13.0 million, including $38.0 million of favorable claim and allocated claim adjustment expense reserve development and $51.0 million of unfavorable premium development, was recorded for the same period in 2002.

  Approximately $495.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to construction defect claims in Standard Lines. Based on analyses completed during the third quarter of 2003, it became apparent that the assumptions regarding the number of claims, which were used to estimate the expected losses, were no longer appropriate. The analyses indicated that the actual number of claims reported during 2003 was higher than expected primarily in states other than California. States where this activity is most evident include Texas, Arizona, Nevada, Washington and Colorado. The number of claims reported in states other than California during the first six months of 2003 was nearly 35.0% higher than the last six months of 2002. The number of claims reported during the last six months of 2002 increased by less than 10.0% from the first six months of 2002. In California, claims resulting from additional insured endorsements increased throughout 2003. Additional insured endorsements are regularly included on policies provided to subcontractors. The additional insured endorsement names general contractors and developers as additional insureds covered by the policy. Current California case law (Preseley Holmes, Inc. v. American States Insurance Copany, 01 C.D.O.S. (July 10, 2001)) specifies that an individual subcontractor with an additional insured obligation has a duty to defend the additional insured in the entire action, subject to contribution or recovery later. In addition, the additional insured is allowed to choose one specific carrier to defend the entire action. These additional insured claims can remain open for a longer period of time than other construction defect claims because the additional insured defense obligation can continue until the entire case is resolved. The recorded net prior year development related to construction defect claims was primarily for accident years 1999 and prior. CNA Re recorded an additional $15.0 million of unfavorable development for construction defect related exposures in the third quarter of 2003. Because of the unique nature of this exposure, losses will not follow normal development patterns. The continued reporting of claims in California, the increase in the number of claims from states other than California and a review of individual ceding companies' exposure to this type of claim resulted in an increase in the estimated reserve.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $285.0 million was recorded for large account business including workers compensation coverages. Many of the policies issued to these large accounts include provisions tailored specifically to the individual accounts. Such provisions effectively result in the insured being responsible for a portion of the loss. An example of such a provision is a deductible arrangement where the insured reimburses CNA for all amounts less than a specified dollar amount. These arrangements often limit the aggregate amount the insured is required to reimburse CNA. Analyses completed during the third quarter of 2003 included claims handled by third party administrators ("TPA"), which indicated higher losses from the large accounts including an increase in the amounts of losses in excess of policyholder deductibles. In addition, these analyses indicated that the provisions that result in the insured being responsible for a portion would have less of an impact due to the larger size of claims as well as the increased number of claims. The net prior year development was recorded primarily in accident years 2000 and prior.

  Unfavorable net prior year development of $136.0 million, including $99.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $37.0 million of unfavorable premium development, was recorded for CNA Re.

  For CNA Re, this unfavorable net prior year development in 2003 is largely driven by a general change in the pattern of losses as reported by the companies that purchase reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and have a similar effect on several lines of businesses.

Approximately $67.0 million of unfavorable net prior year development was recorded for proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2002. Approximately $38.0 million of unfavorable net prior year development related to assumed financial reinsurance covers in accident years 2001 and prior and approximately $24.0 million of unfavorable net prior year development related to professional liability exposures in accident years 2001 and prior.

  Approximately $120.0 million of losses were recorded as the result of a commutation of all ceded reinsurance treaties with Gerling, relating to accident years 1999 through 2002. Further information regarding this commutation is provided in the Reinsurance section of the MD&A.

  Approximately $77.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from a program covering facilities that provide services to developmentally disabled individuals in Standard Lines. This net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. Recent data shows the average claim increasing at an annual rate of approximately 20%. Prior data had shown average claim size to be level. Similar to the average claim size, recent data shows the average policyholder defense cost increasing at an annual rate of approximately 20%. Prior data had shown average policyholder defense cost to be level. The net prior year reserve development recorded was primarily for accident years 2001 and prior.

  Approximately $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded relating to increased severity in excess coverages provided to facilities providing health care services in Specialty Lines. The development was based on reviews of individual accounts where claims had been expected to be less than the point at which CNA's coverage applies. The current claim trends now indicate that the layers of coverage provided by CNA will be impacted. The net prior year reserve development recorded was primarily for accident years 2001 and prior.

  Approximately $47.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded for Surety for workers compensation bond exposure from accident years 1990 and prior and large losses for accident years 1999 and 2002.

  The following development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions of individual products within CNA Re. Unfavorable net prior year development of approximately $42.0 million related to surety exposures, $32.0 million related to excess of loss liability exposures and $12.0 million related to facultative liability exposures were recorded in the third quarter of 2003.

  Approximately $40.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from excess workers compensation coverages due to increasing severity. The increase in severity means that a higher percentage of the total loss dollars will be CNA's responsibility since more claims will exceed the point at which CNA's coverage begins. The net prior year reserve development recorded was primarily for accident year 2000.

  Approximately $36.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded for directors and officers exposures in CNA Pro and Global Lines. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded primarily in accident years 2000 and 2001.

  The following net prior year development was recorded as a result of the elimination of deficiencies and redundancies in reserve positions of individual products within the segment, as discussed in the Third Quarter Reserve Development section of this MD&A. Unfavorable net prior year development of approximately $210.0 million related to small and middle market workers compensation exposures and approximately $110.0 million related to E&S lines was recorded in the third quarter of 2003. An additional $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to medical malpractice and long term care facilities. Partially offsetting these reserve increases was favorable development of approximately $210.0 million in the property line of business, including $79.0 million related to the September 11, 2001 WTC event. An additional $55.0 million of favorable development related to the WTC event was recorded in CNA Re.

  Also, offsetting the unfavorable reserve development was a $204.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $439.0 million of ceded losses and $235.0 million of ceded premiums for accident years 2000 and 2001. A $14.0 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties for the three months ended September 30, 2002, comprised of $55.0 million of ceded losses and $41.0 million of ceded premiums. See the Reinsurance section of this MD&A for further discussion of CNA's aggregate reinsurance treaties.

  The expense ratio increased 34.1 points as a result of increased expenses and the decreased net earned premium base. Expenses were unfavorably impacted by an increase in the bad debt provision for reinsurance receivables of $136.0 million and in bad debt reserves for insurance receivables of $203.0 million. Based on recent experience with troubled companies, an increase in the bad debt reserve for reinsurance receivables was deemed appropriate. See the Reinsurance section of this MD&A for additional information regarding the increase in reinsurance receivables. The increase for insurance receivables was primarily the result of a review of Professional Employer Organization ("PEO") accounts as well as certain accounts that have been turned over to third parties for collection. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. The review analyzed ultimate amounts collectable and the associated collateral held by CNA. Upon completion of the review, it was determined that an increase in the reserve was appropriate.

  Additionally, expenses increased as a result of an increase in the accrual for certain insurance related assessments of $58.0 million which was recorded in the third quarter of 2003. In addition, a $31.0 million reduction in the accrual for certain insurance-related assessments resulting from changes, due to legislation, in the basis on which the assessments were calculated was recorded in the third quarter of 2002. Also increasing the expense ratio was approximately $19.0 million of expenses related to eBusiness initiatives in 2003. The 2002 eBusiness expenses were included in the Other Insurance segment.

  The dividend ratio increased 2.5 points for the three months ended September 30, 2003 as compared with the same period in 2002 due to increased net prior year unfavorable dividend development. Unfavorable dividend development of $46.0 million was primarily related to workers compensation products for the three months ended September 30, 2003. A review was completed in the third quarter indicating paid dividend development that was higher than prior expectations. This development was recorded for accident years 2002 and prior.

Nine Months Ended September 30, 2003 Compared with 2002

  Net written premiums for the Property and Casualty segment decreased $77.0 million and net earned premiums decreased $113.0 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decrease in premiums was due to additional ceded premiums to corporate aggregate reinsurance treaties and other reinsurance treaties resulting from unfavorable net prior year reserve development. Partially offsetting these items were rate increases and new business primarily in Standard Lines and Specialty Lines.

  Standard Lines averaged rate increases of 18.0% and 29.0% for the nine months ended September 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 72.0% and 67.0% were achieved for those contracts that were up for renewal.

  Specialty Lines averaged rate increases of 25.0% for both the nine months ended September 30, 2003 and 2002 for the contracts that renewed during the period. Retention rates of 79.0% and 77.0% were achieved for those contracts that were up for renewal.

  Net results decreased $1,033.6 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decline in net results was due primarily to increased unfavorable net prior year development of $1,134.2 million after-tax and minority interest ($1,943.0 million pretax), a $48.6 million after-tax and minority interest increase in catastrophe losses, a $220.5 million after-tax and minority interest ($378.0 million pretax) increase in the bad debt provision for insurance and reinsurance receivables, and a $52.2 million after-tax and minority interest ($89.0 million pretax) increase in insurance related assessments. Net results also include an $18.9 million after-tax and minority interest ($33.0 million pretax) increase in unallocated loss adjustment expense reserves, increased dividend development of $23.4 million after-tax and minority interest ($40.0 million pretax), increased interest expense of $81.0 million after-tax and minority interest ($137.0 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. These items were partially offset by a $281.5 million increase in net realized investment results and improved current accident year results.

  In addition, net results for the first quarter of 2002 include a non-recurring currency translation gain on U.S. dollar denominated investments held by an Argentine subsidiary. The Argentine government changed its local currency and required conversion of all U.S. denominated investments to Argentine Pesos. This conversion resulted in a translation gain of $18.0 million, which was partially offset by a write-off of the goodwill of that entity in the amount of $10.0 million.

  The combined ratio increased 44.3 points and underwriting results decreased $2,196.0 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The change was due to increases in the loss, expense and dividend ratios. The loss ratio increased 30.8 points due principally to increased unfavorable net prior year development, as discussed below, and $132.0 million of catastrophe losses, primarily related to Hurricanes Isabel and Claudette, Texas tornados, and Midwest rain storms for the nine months ended September 30, 2003. Catastrophe losses were $50.0 million for the nine months ended September 30, 2002. Partially offsetting these declines were improvements in the current net accident year loss ratio.

  Unfavorable net prior year development of $1,966.0 million, including $1,437.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $529.0 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003. Unfavorable net prior year reserve development of $23.0 million, including $25.0 million of favorable claim and allocated claim adjustment expense reserve development and $48.0 million of unfavorable premium development, was recorded for the same period in 2002. The gross carried claim and claim adjustment expense reserve was $21,906.0 and $19,714.0 million at September 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $13,398.0 and $11,997.0 million at September 30, 2003 and December 31, 2002.

  In addition to the development recorded in the third quarter of 2003 as discussed in the three month comparison, unfavorable net prior year development of approximately $310.0 million, including $233.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $77.0 million of unfavorable premium development, was recorded for large account business in the second quarters of 2003, driven by workers compensation exposures. This development resulted from the completion of reserve reviews for large account business where the insured is often responsible for a portion of the losses, and claims are handled by CNA. Initial reserves for this business are set based on the expected losses associated with the individual accounts covered and the terms of the individual plans. Based on analyses completed during the second quarter of 2003, it became apparent that the assumptions regarding the number and size of the losses, which were used to estimate the expected losses, were no longer appropriate. The analyses showed that the actual number of claims and the average claim size were larger than expected. The recorded development was for accident years prior to 2002.

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

  In addition to the unfavorable net prior year development recorded in the third quarter of 2003 recorded for directors and officers exposures, approximately $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the second quarter of 2003. The unfavorable net prior year reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The recorded reserve development was primarily for accident years 2001 and 2002.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $40.0 million was recorded for a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year of which, $36.0 million was recorded in the second quarter of 2003 and $4.0 million was recorded in the third quarter of 2003. CNA had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, CNA ceased writing business under this program.

  Approximately $25.0 million of unfavorable net prior year premium development was recorded related to a second quarter 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures recorded in the second quarter of 2003. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, CNA recorded approximately $36.0 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under this contract. The net prior year development recorded was for accident year 2000.

  Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from a program covering facilities that provide services to developmentally disabled individuals during the first and second quarters of 2003. This development was due to an increase in the size of known claims and increases in policyholder defense costs. The reserve development was recorded in accident years prior to 2001.

  Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the Surety line of business as the result of recent developments on one large claim in the second quarter of 2003.

  Favorable prior year claim and allocated claim adjustment expense reserve development was also recorded in property lines primarily in the first quarter of 2003. The favorable reserve development was principally for accident years 2001 and 2002 and was the result of the lower than expected number of large losses in recent years.

  Approximately $37.0 million of losses were recorded in the second quarter of 2003 as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro, related to accident years 1999 through 2001. Further information regarding this commutation is provided in the Reinsurance section of this MD&A.

  In addition to the unfavorable development recorded in the third quarter of 2003 as discussed above, unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25.0 million was recorded primarily for directors and officers exposures in the second quarter of 2003. The unfavorable net prior year reserve development was a result of a claims review in the second quarter of 2003 of securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The net prior year reserve development recorded was for accident years 2000 and 2001.

  Offsetting this unfavorable reserve development was a $289.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties for the nine months ended September 30, 2003. The benefit was comprised of $643.0 million of ceded losses and $354.0 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of the MD&A for further discussion of CNA's aggregate reinsurance treaties. A $41.0 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties for the nine months ended September 30, 2002. The benefit was comprised of $148.0 million of ceded losses and $107.0 million of ceded premiums.

  The expense ratio increased 12.9 points due to increased expenses and the decreased net earned premium base. Expenses were unfavorably impacted by an increase in bad debt expense reserves for reinsurance receivables of $136.0 million and insurance receivables of $242.0 million. Based on recent experience with troubled companies, an increase in the bad debt reserve was deemed appropriate. See the Reinsurance section of this MD&A for additional information regarding the increase in reinsurance receivables.

  Additionally, expenses increased as a result of an increase in the accrual for certain insurance related assessments of $58.0 million which were recorded in the third quarter of 2003. In addition, a $31.0 million reduction in the accrual for certain insurance-related assessments resulting from changes in the basis on which the assessments were calculated was recorded in the third quarter of 2002. Also increasing the expense ratio was approximately $58.0 million of expenses related to eBusiness in 2003. The 2002 eBusiness expenses were included in the Other segment.

  The dividend ratio increased 0.6 points for the nine months ended September 30, 2003 as compared with the same period in 2002 due to increased net prior year unfavorable dividend development. Unfavorable dividend development of $46.0 million was primarily related to workers compensation products for the three months ended September 30, 2003. A review was completed in the third quarter indicating paid dividend development that was higher than prior expectations. This development was recorded for accident years 2002 and prior.

Group

Three Months Ended September 30, 2003 Compared with 2002

  Net earned premiums for Group Operations increased $46.0 million for the three months ended September 30, 2003 as compared with the same period in 2002. The increase in net earned premiums was due primarily to growth in disability, specialty medical, life and accident, and long term care products within Group Benefits due to new sales and rate increases.

  Group Operations achieved rate increases that averaged approximately 5.0% for both the three months ended September 30, 2003 and 2002 for the disability, accident and life lines of business within Group Benefits for those contracts that were renewed during the period. Premium persistency rates of approximately 86.0% and 87.0% were achieved for those contracts that were up for renewal for the three months ended September 30, 2003 and 2002.

  Net income increased by $6.9 million for the three months ended September 30, 2003 as compared with the same period in 2002. The increase in net income related primarily to increased net realized investment gains, favorable development related to a $9.0 million after-tax release of WTC event reserves, favorable results in the specialty medical line, and the impact of growth in Group Benefits premiums. These items were partially offset by a change in the discount rate on prior year disability and life waiver of premium reserves from 6.5% to 6.0%, resulting in a $12.6 million after-tax decrease in net income. The change in discount rate reflects the decreasing portfolio yield and the current investment environment. The third quarter of 2003 also reflects the absence of $8.1 million after-tax of non-recurring fee income received in the third quarter of 2002 related to transfer of the Mail Handlers Plan. See the Investments section of this MD&A for further discussion on net realized investment gains (losses).

Nine Months Ended September 30, 2003 Compared with 2002

  Net earned premiums for Group Operations decreased $1,035.0 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decrease in net earned premiums was due primarily to the transfer of the Mail Handlers Plan. The Mail Handlers Plan contributed $1,151.0 million of premiums for the nine months ended September 30, 2002. This was partially offset by premium growth in the disability, specialty medical, life and accident and long term care products within Group Benefits due to increased new sales and rate increases.

  Group Operations achieved rate increases that averaged approximately 6.0% and 5.0% for the nine months ended September 30, 2003 and 2002 for the disability, accident and life lines of business within Group Benefits for those contracts that were renewed during the period. Premium persistency rates of approximately 86.0% and 82.0% were achieved for those contracts that were up for renewal for the nine months ended September 30, 2003 and 2002.

  Net income increased by $0.5 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The increase in net income related primarily to decreased net realized investment losses, the absence of unfavorable net results related to the variable products business which was sold to The Phoenix Companies, Inc. in the third quarter of 2002, improved operating results in the single premium group annuity ("SPGA") product, favorable development related to a $9.0 million after-tax release of WTC event reserves, favorable results in the specialty medical line, and the impact of premium growth within Group Benefits. These items were partially offset by the absence of net income related to the Mail Handlers Plan, including the non-recurring fee income received in the third quarter of 2002 and a change in the discount rate on prior year disability and life waiver of premium reserves from 6.5% to 6.0%, resulting in a $12.6 million after-tax decrease in net income. The change in discount rate reflects the decreasing portfolio yield and the current investment environment. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

Life

Three Months Ended September 30, 2003 Compared with 2002

  Net earned premiums for Life Operations increased $28.0 million for the three months ended September 30, 2003 as compared with the same period in 2002. The increase in net earned premiums was due primarily to higher sales of structured settlement annuities, and an increase in renewal premiums due to inforce growth in long term care products partially offset by reduced first year premiums as a result of exiting the individual long term care market, as discussed below.

  Net income increased by $13.0 million for the three months ended September 30, 2003 as compared with the same period in 2002. The increase in net income related primarily to increased net realized investment results and a $1.8 million improvement in net results for life settlement contracts. Partially offsetting these items was unfavorable individual long term care morbidity due to the increased frequency of claims during the third quarter of 2003, the write-off of capitalized software costs of $2.7 million, and decreased net investment income. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

Nine Months Ended September 30, 2003 Compared with 2002

  Net earned premiums for Life Operations increased $73.0 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The increase in net earned premiums was due primarily to higher sales of structured settlement annuities, growth in life insurance products and individual long term care product inforce blocks, partially offset by declines in new business due to exiting the individual long term care market.

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

  Net income decreased by $4.1 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decrease in net income was primarily due to unfavorable individual long term care morbidity due to increased severity and claim frequency, the write-off of capitalized software costs of $7.2 million and lower net investment income offset by a $5.4 million improvement in net results for life settlement contracts. Also contributing to the decrease were severance costs related to the individual long term care product. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

Other Insurance

Three Months Ended September 30, 2003 Compared with 2002

  Revenues decreased $102.0 million for the three months ended September 30, 2003 as compared with the same period in 2002. The decrease in revenues was due primarily to decreased pretax realized investment gains and reduced net earned premiums in group reinsurance due to the exit of this business in 2002.

  Net results decreased $655.9 million for the three months ended September 30, 2003 as compared with the same period in 2002. The decrease in net results was due primarily to a $490.6 after-tax increase in unfavorable net prior year development, a $39.6 million after-tax and minority interest increase in ULAE reserves, a $100.8 million after-tax and minority interest increase in the bad debt provision for reinsurance receivables, a $9.0 million after-tax and minority interest increase in certain insurance related assessments, and a decrease in net realized investment gains. The 2003 net results were favorably impacted by the absence of eBusiness expenses, which beginning in 2003 were included in the property and casualty operating segments of the Company. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $847.0 million was recorded for the three months ended September 30, 2003. This development was primarily driven by $795.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development related to APMT. See the APMT Reserves section of this MD&A for a further discussion of APMT development. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $50.0 million was recorded related to CNA's past participation in several insurance pools which is part of the group reinsurance run-off business. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $8.0 million was recorded for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared with 2002

  Revenues decreased $108.0 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decrease in revenues was due primarily to reduced revenues from CNA UniSource and reduced net earned premiums in group reinsurance, partially offset by increased pretax realized investment gains.

  Net results declined $574.1 million for the nine months ended September 30, 2003 as compared with the same period in 2002. The decrease in net results was due primarily to a $496.9 million increase in unfavorable net prior year development, $39.6 million increase in ULAE reserves, a $9.0 million increase in certain insurance related assessments, and a $124.2 million increase in the bad debt provision for reinsurance receivables (after tax and minority interest). The 2003 net results were favorably impacted by increased net realized investment gains and the absence of eBusiness expenses. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

  Unfavorable net prior year development of $861.0 million, including $867.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $6.0 million of favorable premium development was primarily driven by unfavorable development of $795.0 million related to APMT. See the APMT Reserves section of this MD&A for a further discussion of APMT development. The gross carried claim and claim adjustment expense reserve was $7,386.0 and $4,847.0 million at September 30, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $2,758.0 and $2,002.0 million for September 30, 2003 and December 31, 2002.

  CNA entered into a retroactive reinsurance agreement as part of the sale of CNA's personal insurance business to The Allstate Corporation ("Allstate") in 1999. CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1.0 billion. CNA's remaining obligation valued under this loss sharing provision as of October 1, 2003 will be settled, under a time schedule established by the parties, by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies exceeded $1.0 billion during the second quarter of 2003. CNA has established reserves for its estimated liability under this loss sharing arrangement.

APMT Reserves

  CNA's property and casualty insurance subsidiaries have actual and potential exposures related to APMT claims.

  Establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Accordingly, a high degree of uncertainty remains for CNA's ultimate liability for APMT claim and claim adjustment expenses.

  In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of "joint and several" liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs' lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; a further increase in asbestos and environmental claims which cannot now be anticipated; continued increase in mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to CNA's ability to recover reinsurance for asbestos and environmental claims.

  Since 1999, CNA has performed semi-annual ground up reviews of all open APMT claims to evaluate the adequacy of CNA's APMT reserves. The completion of a comprehensive ground up analysis of its APMT exposures that was previously scheduled for the second quarter was completed in the third quarter of 2003. During the second quarter of 2003 significant resources were dedicated to the proposed national asbestos reform litigation and to support regulatory reviews. CNA completed its formal and comprehensive analysis of all open APMT claims in the third quarter of 2003. In performing its comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder's present and future exposures, including such factors as claims volume, trial conditions, settlement demands and defense costs; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

  Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA's business, the Company's results of operations, equity, and CNA's insurer financial strength and debt ratings. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its

APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

  The following table provides data related to CNA's APMT claim and claim adjustment expense reserves.


                                             September 30, 2003            December 31, 2002
------------------------------------------------------------------------------------------------
                                             Environmental             Environmental
                                             Pollution and             Pollution and
                                               Mass Tort    Asbestos     Mass Tort      Asbestos
------------------------------------------------------------------------------------------------
(In millions)


Gross reserves                              $ 872.0        $ 3,434.0        $  830.0   $1,758.0
Ceded reserves                               (270.0)        (1,647.0)         (313.0)    (512.0)
------------------------------------------------------------------------------------------------

Net reserves                                $ 602.0        $ 1,787.0        $  517.0   $1,246.0
================================================================================================

Environmental Pollution and Mass Tort

  Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by "Potentially Responsible Parties" ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,244 cleanup sites have been identified by the Environmental Protection Agency ("EPA") and included on its National Priorities List ("NPL"). State authorities have designated many cleanup sites as well.

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

  A number of proposals to reform Superfund have been made by various parties. However, no reforms were enacted by Congress during 2002 or during the first nine months of 2003, and it is unclear what positions Congress or the administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations or equity.

  As of September 30, 2003 and December 31, 2002, CNA carried approximately $602.0 and $517.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $153.0 million of environmental pollution and mass tort net unfavorable prior year claim and claim adjustment expense reserve development for the three and nine months ended September 30, 2003 and no environmental pollution and mass tort net claim and claim adjustment expense reserve development, net of reinsurance, for the three and nine months ended September 30, 2002. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $68.0 and $91.0 million for the nine months ended September 30, 2003 and 2002.

  CNA has increased its net environmental pollution reserves to $405.0 million reflecting $72.0 million in unfavorable net prior year environmental pollution reserve development in the third quarter of 2003. This increase was in part due to the emergence of certain negative legal developments, including several court decisions which have reduced the effectiveness of the absolute pollution exclusion by limiting its application to traditional industrial pollution, and which have increased the scope of damages compensable under policies of insurance. In addition, management has noted the potential emergence of Natural Resource Damages claims under the Comprehensive Environmental Response Compensation and Liability Act of 1980 and other federal statutes.

  CNA has made settlement of large environmental pollution exposures a management priority. CNA has resolved a number of its large environmental accounts by negotiating favorable settlement agreements. In its settlements, CNA sought to resolve those exposures and obtain the broadest release language to avoid future claims from the same policyholders seeking coverage for sites or claims that had not emerged at the time CNA settled with its policyholder. While the terms of each settlement agreement vary, CNA sought to obtain broad environmental releases that include known and unknown sites, claims and policies. The broad release provisions contained in those settlement agreements should, in many cases, prevent future exposure from settled policyholders. It remains uncertain, however, whether a court interpreting the language of the settlement agreements will uphold the broad language of the agreements.

  In the third quarter of 2003 CNA began to classify its environmental pollution accounts into several categories which include structured settlements coverage in place and active accounts. CNA has a structured settlement agreement with one of its policyholders for which it has future payment obligations. Structured settlement agreements provide for payments of sums certain over multiple years as set forth in each individual agreement. As to the one structured settlement agreement existing at September 30, 2003, CNA has a reserve of $12.0 million, net of reinsurance.

  CNA has also used coverage in place agreements to resolve large pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. CNA had negotiated five such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. CNA has evaluated these commitments and has a $12.0 million reserve, net of reinsurance, as of September 30, 2003 for these five coverage in place agreements.

  CNA categorizes active accounts in the pollution area as large or small accounts. CNA defined a large account as an active account with more than $100,000 cumulative paid losses. CNA has 148 large accounts with a collective reserve of $101.0 million, net of reinsurance at September 30, 2003. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. CNA has 427 small accounts with a collective reserve of $60.0 million, net of reinsurance at September 30, 2003.

  CNA also evaluates its environmental pollution exposures arising from assumed reinsurance and its participation in reinsurance pools, including Excess & Casualty Reinsurance Association (ECRA). At September 30, 2003, CNA has a reserve of $38.0 million related to these liabilities.

  At September 30, 2003, CNA's unassigned reserve for claims that are incurred but not reported ("IBNR") for environmental pollution was $182.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

  The chart below depicts CNA's overall pending pollution accounts and associated reserves at September 30, 2003.


                                                              Total Paid  Pollution   Percent of
                                                  Number of      2003      Reserves    Pollution
                                               Policyholders    (Net)        (Net)      Reserve
------------------------------------------------------------------------------------------------

Policyholders with Settlement Agreements
  Structured Settlements                               1        $ 16.0     $   12.0         3.0%
  Coverage in Place                                    5                       12.0         3.0
------------------------------------------------------------------------------------------------
Total with Settlement Agreements                       6          16.0         24.0         6.0
------------------------------------------------------------------------------------------------

Other Policyholders with Active Accounts
  Large Pollution Accounts                           148          19.0        101.0        24.9
  Small Pollution Accounts                           427           9.0         60.0        14.8
------------------------------------------------------------------------------------------------
Total Other Policyholders                            575          28.0        161.0        39.7
Assumed Reinsurance & Pools                                        2.0         38.0         9.4
Unassigned IBNR                                                               182.0        44.9
------------------------------------------------------------------------------------------------
Total                                                581        $ 46.0     $  405.0       100.0%
================================================================================================

  CNA has also increased its mass tort net reserves to $197.0 million reflecting $81.0 million in unfavorable mass tort prior year reserve development, due in part to the elevated volume of silica claims. In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of a tort reform. The most significant silica exposures identified to date include a relatively small number of accounts with significant numbers of new claims and substantial insurance limits issued by CNA. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs.

  CNA's ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by CNA after 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

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

  Several factors are, in management's view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities who are now bankrupt are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended by their insurers. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. The ultimate impact or success of this tactic remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards. This also presents the potential for exhausting policy limits in an accelerated fashion.

  In addition, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003.

  Following the third quarter ground up review, CNA has increased its gross asbestos reserves to $3,434.0 million and its net asbestos reserves to $1,787.0 million at September 30, 2003 reflecting $1,805.0 million and $642.0 million in gross and net asbestos unfavorable prior year reserve development principally due to potential losses from policies issued by CNA with high attachment points, which previous exposure analysis indicated would not be reached. As part of its semi-annual review, CNA examined the claims filing trends and the projected erosion rates of underlying primary and lower excess insurance on open asbestos accounts to determine timeframes within which high excess policies issued by CNA could be reached. Elevated claims volumes, together with certain adverse court decisions affecting the rapidity by which asbestos claims are paid, supported the conclusion that excess policies with high attachment points previously thought not to be exposed may now potentially be exposed.

  CNA has resolved a number of its large asbestos accounts by negotiating favorable settlement agreements. CNA has structured settlement agreements with seven of its policyholders for which it has future payment obligations. Structured settlement agreements provide for payments of over multiple years as set forth in each individual agreement. At December 31, 2002, CNA had four structured settlement agreements reserved at $118.0 million, net of reinsurance. Since December 31, 2002, CNA has resolved three additional asbestos accounts through structured settlement agreements. As to the seven structured settlement agreements existing at September 30, 2003, payment obligations under those settlement agreements are projected to terminate in 2016. CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a reserve of $160.0 million, net of reinsurance at September 30, 2003, related to remaining payment obligations under these agreements.

  CNA, through its acquisition of CIC in 1995, assumed obligations under the Wellington Agreement. In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At December 31, 2002, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and had a reserve of $28.0 million, net of reinsurance, related to its remaining Wellington obligations. At September 30, 2003, with respect to these five remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a $23.0 million reserve, net of reinsurance.

  CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At September 30, 2003, CNA had negotiated 27 such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. Coverage in place agreements are evaluated based on claims filings trends and severities. Due to adverse claims trends described in this section, management has increased its estimate of exposure under current coverage in place agreements. At December 31, 2002, CNA had estimated its exposure for its twenty-four coverage in place agreements at $66.0 million, net of reinsurance. Since year end 2002, CNA resolved four additional asbestos exposures through coverage in place agreements and has also evaluated the possibility that high excess coverages it issued could become impaired under these agreements. CNA has evaluated these commitments and the expected reinsurance recoveries under these agreements and has a $106.0 million reserve, net of reinsurance, related to coverage in place agreements.

  CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA made closing large accounts a significant management priority. At December 31, 2002, CNA had 150 large accounts and has a reserve of $220.0 million, net of reinsurance. At September 30, 2003, CNA has 156 large accounts with a collective reserve of $388.0 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In its most recent ground up reserve study, CNA observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims for certain policyholders. Those accounts where CNA had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. Management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

  Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At December 31, 2002, CNA had 939 small accounts with a reserve of $90.0 million, net of reinsurance. At September 30, 2003, CNA has 1,028 small accounts, approximately 84.0% of its total active asbestos accounts. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities who were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs' attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended by their insurers. As claims filings continue to increase, costs incurred in defending small accounts are expected to increase. CNA has evaluated small accounts and has increased its collective reserve of $155.0 million, net of reinsurance, as of September 30, 2003.

  CNA also evaluates its asbestos liabilities arising from assumed reinsurance business and its participation in various pools. At December 31, 2002, CNA had a $91.0 million reserve related to these asbestos liabilities arising from CNA's assumed reinsurance obligations and CNA's participation in pools, including ECRA. At September 30, 2003, CNA has a $158.0 million net reserve related to these liabilities.

  At September 30, 2003, CNA's unassigned IBNR reserve for asbestos was $742.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders. At December 31, 2002, the unassigned IBNR reserve was $584.0 million, net of reinsurance.

  The chart below depicts CNA's overall pending asbestos accounts and associated reserves at September 30, 2003.


                                                                              Asbestos   Percent
                                                                      2003    Reserves      of
                                                       Number of      Paid    9/30/03   Asbestos
                                                      Policyholders   (Net)    (Net)     Reserve
------------------------------------------------------------------------------------------------

Policyholders with Settlement Agreements
  Structured Settlements                                        7      $  5.0  $  160.0     9.0%
  Wellington                                                    5         2.0      23.0     1.3
  Coverage in Place                                            27        30.0     106.0     5.9
  Fibreboard                                                    1                  55.0     3.1
------------------------------------------------------------------------------------------------
Total with Settlement Agreements                               40        37.0     344.0    19.3
------------------------------------------------------------------------------------------------

Other Policyholders with Active Accounts
  Large Pollution Accounts                                    156        48.0     388.0    21.7
  Small Pollution Accounts                                  1,028        11.0     155.0     8.7
------------------------------------------------------------------------------------------------
Total Other Policyholders                                   1,184        59.0     543.0    30.4
Assumed Reinsurance & Pools                                               5.0     158.0     8.8
Unassigned IBNR                                                                   742.0    41.5
------------------------------------------------------------------------------------------------
Total                                                       1,224      $101.0  $1,787.0   100.0%
================================================================================================

  Some asbestos-related defendants have asserted that their claims for insurance are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, CNA aggressively litigates the claim. Adverse developments with respect to such matters could have a material adverse effect on the Company's results of operations or equity.

Certain asbestos litigations in which CNA is currently engaged are described below:

  On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA will be required to pay $74.0 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA's liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged "non-products" exposures. The settlement has received initial bankruptcy court approval and CNA expects to procure confirmation of a bankruptcy plan containing a channeling injunction to protect CNA from any future claims.

  CNA is engaged in insurance coverage litigation with underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company ("Keasbey") in New York State court (Continental Casualty Co. v. Nationwide Indemnity Co. et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey's involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies' aggregate limits for products and completed operations claims. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit.

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

  CIC issued certain primary and excess policies to Bendix Corporation ("Bendix"), now part of Honeywell International Inc. ("Honeywell"). Honeywell faces approximately 71,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC's primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC's policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell's allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

  Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio action, plaintiffs allege the defendants negligently performed duties undertaken to protect the public from the effects of asbestos (Varner v. Ford Motor Co., et al., (Cuyahoga County, Ohio)). Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al., (District Court of Nueces County, Texas)). Many of the Texas claims have been dismissed as time-barred by the applicable statute of limitations. In other claims, the Texas court recently ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. The time period for filing an appeal of this ruling has not expired and it remains uncertain whether the plaintiffs' will continue to pursue their causes of action.

  CNA has been named in Adams v. Aetna, Inc., et al., (Circuit Court of Kanhwha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. A direct action has also been filed in Montana (Pennock, et al.
v. Maryland Casualty, et al., First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. ("W.R. Grace")) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that CNA failed to fulfill its obligations as W.R. Grace's Workers Compensation carrier because of the alleged negligent failure of CNA to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. This action is currently stayed as to CNA because of W.R. Grace's pending bankruptcy. On July 23, 2003, the stay of similar direct action litigation against Maryland Casualty was lifted by the District Court as to Maryland Casualty. Maryland Casualty and W.R. Grace have appealed the District Court's decision to the Third Circuit Court of Appeals. The stay of the litigation may also be lifted as to CNA.

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

  As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of management and consideration of many complex factors, including:

  . inconsistency of court decisions, jury attitudes and future court decisions

  .  specific policy provisions

  .  allocation of liability among insurers and insureds

  .  missing policies and proof of coverage

  .  the proliferation of bankruptcy proceedings and attendant uncertainties

  .  novel theories asserted by policyholders and their counsel

  .  the targeting of a broader range of businesses and entities as defendants

  . the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims

  .  volatility in claim numbers and settlement demands

  . increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims

  . the efforts by insureds to obtain coverage not subject to aggregate limits

  . long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims

  .  medical inflation trends

  .  the mix of asbestos-related diseases presented and

  . the ability to recover reinsurance including the impact, if any, of restructured operations of Lloyd's of London into Equitas Limited.

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

  As of September 30, 2003 and December 31, 2002, CNA carried approximately $1,787.0 and $1,246.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was $642.0 million in asbestos-related net claim and claim adjustment expense prior year unfavorable reserve development for the three and nine months ended September 30, 2003. CNA paid asbestos-related claims, net of reinsurance, of $101.0 million for the nine months ended September 30, 2003 and had net reinsurance recoveries of $12.0 million for the nine months ended September 30, 2002.

Lorillard

  Revenues decreased by $123.8 and $502.6 million, or 12.7% and 16.8%, and net income decreased by $57.1 and $134.4 million, or 27.6% and 23.3%, for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods of the prior year.

  Net income for the nine months ended September 30, 2003 included charges of $16.8 million in the second quarter of 2003 and $17.1 million in the first quarter of 2003 (in each case, net of taxes) related to the tobacco growers settlement and an agreement with the Brown & Williamson Corporation (the "B&W Agreement"). Excluding these charges, net income would have decreased by $100.5 million, or 17.4%, for the nine months ended September 30, 2003, as compared to the corresponding period of the prior year.

  The decline in revenues and net income for the three months ended September 30, 2003, as compared to the comparable period of the prior year, is primarily due to lower net sales of $120.6 million. Net sales revenue declined due to lower effective unit prices reflecting higher sales promotion expenses, partially offset by increased unit sales volume of approximately $65.7 million, assuming prices were unchanged from the prior year, and higher average wholesale unit prices due to price/sales mix, which increased revenues by approximately $8.6 million. In March of 2002, Lorillard increased its net wholesale price of cigarettes, before the impact of any promotional activities, by an average of $1.74 per thousand cigarettes ($0.03 per pack of 20 cigarettes), or 1.4%. Unit sales volume increased 5.9% and sales promotion expenses increased as compared to the comparable period of the prior year. Lorillard's third quarter of 2003 share of domestic wholesale shipments compared favorably with the prior year's quarter due to wholesale inventory reductions in the third quarter of 2002 following heavy second quarter of 2002 purchases in advance of multiple state tax increases, which tend to affect cigarette brands with large market shares, such as Newport, more than others.

  The decreased unit prices reflect the increase in promotional expenses, mostly in the form of retail/price promotions and other discounts provided to retailers and passed through to consumers, partially offset by the increased average net wholesale prices in 2003 related to the March of 2002 price increase.

  The decline in revenues and net income for the nine months ended September 30, 2003, as compared to the comparable period of the prior year, is primarily due to lower net sales of $495.5 million. Net sales revenue declined due to lower effective unit prices reflecting higher sales promotion expenses and lower unit sales volume of approximately $155.6 million, assuming prices were unchanged from the prior year, partially offset by higher average wholesale unit prices due to price/sales mix, which increased revenues by approximately $47.2 million. Unit sales volume decreased 4.4% as compared to the comparable period of the prior year. Lorillard increased promotional expenses for the three and nine month periods of 2003 in response to higher competitive premium brand promotional spending and price pressure due to the continued increases in state excise taxes.

  The decline in net income for the nine month ended September 30, 2003, as compared to 2002, also reflects charges for the tobacco growers settlement and the B&W Agreement, partially offset by reduced tobacco settlement costs. The $40.6 million pretax decrease in tobacco settlement costs for the three months ended September 30, 2003, as compared to the comparable period of the prior year, is due to the expiration of up-front payments ($36.1 million) and other adjustments ($12.4 million), partially offset by increased charges for higher unit sales volume ($7.9 million). The $250.7 million pretax decrease in tobacco settlement costs for the nine months ended September 30, 2003, as compared to the comparable period of the prior year, is due to the expiration of up-front payments ($128.4 million), reduced charges for lower unit sales volume ($34.3 million) and other adjustments ($88.0 million).

  Lorillard's total (U.S. domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 4.9% for the three months and decreased 5.3% for the nine months ended September 30, 2003, as compared to the comparable periods of the prior year. Domestic wholesale volume increased 6.1% for the three months and decreased 5.6% for the nine months ended September 30, 2003, as compared to the corresponding periods in 2002. Total Newport unit sales volume increased by 7.4% for the three months and decreased 3.1% for the nine months ended September 30, 2003, and domestic U.S. volume increased 8.8% for the three months and decreased 3.3% for the nine months ended September 30, 2003, as compared to the corresponding periods in 2002. In addition to pricing pressure due to the increases in state excise taxes and the competitive impact of deep discount brands, Lorillard's volume for the nine months ended September 30, 2003 was affected by generally weak economic conditions and ongoing limitations imposed by Philip Morris' retail merchandising arrangements.

  On May 5, 2003, Lorillard lowered the wholesale list price of its discount brand, Maverick, by $55.00 per thousand cigarettes ($1.10 per pack of 20 cigarettes) in an effort to reposition the brand to be more competitive in the deep discount price cigarette segment. Maverick accounted for 0.5% of Lorillard's net sales for the nine months ended September 30, 2003, as compared to 0.9% for the comparable period of the prior year.

  Management believes that deep discount price brands produced by manufacturers who are not subject to the same payment obligations under the State Settlement Agreements, which results in lower payments, can price their brands at a significant advantage, by as much as 68%, compared with premium brand offerings from the major cigarette manufacturers. Deep discount price brands increased their market share for the nine month period ended September 30, 2003 by 0.90 share points to 7.84%.


                                                          Three Months Ended   Nine Months Ended
                                                              September 30,      September 30,
------------------------------------------------------------------------------------------------
                                                             2003      2002      2003      2002
------------------------------------------------------------------------------------------------

Lorillard's share of the domestic market (1)                 9.52%     8.57%     9.29%     9.18%
Lorillard's premium segment as a percentage of its
 total domestic volume (1)                                   95.3%     94.6%     95.6%     94.5%
Newport share of the domestic market (1)                      8.6%      7.5%      8.4%      8.1%
Newport share of the premium segment (1)                     11.6%     10.5%     11.3%     11.0%
Total menthol segment market share for the industry (2)      26.9%     26.1%     26.7%     26.1%
Newport's share of the menthol segment                       30.7%     28.8%     30.3%     29.7%
Newport as a percentage of Lorillard's (3):
  Total volume                                               90.2%     88.1%     90.2%     88.1%
  Net sales                                                  91.1%     88.8%     91.3%     89.0%

Sources:
(1)  Management Science Associates, Inc.
(2)  Lorillard proprietary data
(3)  Lorillard Shipment Reports

  Unless otherwise specified, market share data is based on data made available by Management Science Associates, Inc. ("MSAI"), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers and provides analysis of market share, unit sales volume and premium versus discount mix for individual companies and the industry as a whole. MSAI's information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Lorillard management believes that volume and market share information for these manufacturers are understated and, correspondingly, share information for the larger manufacturers, including Lorillard, are overstated by MSAI.

  Total Lorillard and Newport third quarter of 2003 share of domestic wholesale shipments compared favorably with the prior year's quarter due to wholesale inventory reductions in the third quarter of 2002 following heavy second quarter of 2002 purchases in advance of multiple state tax increases, which tend to affect cigarette brands with large market shares, such as Newport, more than others.

  Lorillard's premium products sold as a percent of its total domestic volume remained relatively flat for the three and nine months ended September 30, 2003 as compared to the same periods of 2002.

  Menthol cigarettes as a percent of the total industry remained relatively flat. Newport's, the industry's largest menthol brand, share of the menthol segment increased to 30.7% in the third quarter of 2003, versus 28.8% in the comparable period of 2002. Newport had an approximate 30.3% share of the menthol segment for the first nine months of 2003, compared to 29.7% in the comparable period of the prior year.

  Newport, a premium brand, accounted for approximately 90% of Lorillard's unit sales for the three and nine months ended September 30, 2003, as compared to approximately 88% for the comparable periods of 2002.

  Overall, domestic industry unit sales volume decreased 4.5% and 6.7% for the three and nine months ended September 30, 2003, as compared with the corresponding periods of 2002. Industry sales for premium brands were 74.1% and 73.6% of the total domestic market for the three and nine months ended September 30, 2003, as compared to 72.5% and 73.0% of the total domestic market in the comparable periods of 2002. Lorillard domestic unit sales volume increased 6.1% and declined 5.6% for the three and nine months ended September 30, 2003 as compared with corresponding periods of 2002. Industry and Lorillard unit volume comparisons for the nine months ended September 30, 2003 were impacted due to wholesaler inventory adjustments during the same nine months of 2002. Wholesale inventories increased in the first quarter of 2002 in anticipation of a price increase that occurred in March of 2002, following an inventory reduction in the fourth quarter of 2001. While the industry unit volume for the three month period ended September 30, 2003 declined as compared to 2002, Lorillard unit volume for this same time period increased as a result of lower than normal wholesale purchases in the third quarter of 2002 following the heavy wholesale purchases in the second quarter of 2002 in anticipation of the multiple state tax increases that occurred in the third quarter of 2002.

  Lorillard recorded pretax charges of $214.6, $255.2, $592.2 and $842.9 million ($132.5, $153.7, $369.6 and $510.6 million after taxes) for the three and nine months ended September 30, 2003 and 2002, respectively, to record its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

  The State Settlement Agreements impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes. The Company believes that the implementation of the State Settlement Agreements will materially adversely affect its consolidated results of operations and cash flows in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in U.S. cigarette sales in the premium and discount segments, Lorillard's share of the domestic premium and discount segment, and the effect of any resulting cost advantage of manufacturers not subject to all of the payments of the State Settlement Agreements.

  The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the business, results of operations and financial condition of Lorillard and the Company, including the following:

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

  . A $16.3 billion punitive damage judgment which had been entered against Lorillard in Engle v. R.J. Reynolds Tobacco Company, et al., a class action case in state court in Florida in which the jury awarded a total of $145.0 billion in punitive damages against all the defendants. On May 21, 2003 a three judge panel of the Florida Third District Court of Appeal vacated the Dade County Court's judgment and decertified the class. On September 22, 2003, the Court of Appeal denied plaintiff's attempt to reinstate the judgment. Plaintiffs have sought review of Engle by the Florida Supreme Court.

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

  . The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments among major U.S. cigarette manufacturers have decreased at a compound annual rate of approximately 2.4% over the period 1982 through 2002 and approximately 4.3% over the period from 1998 through 2002, as measured by MSAI. In the third quarter and first nine months of 2003, domestic U.S. cigarette industry volume declined by 4.5% and 6.7%, respectively, as compared to the corresponding periods of 2002, according to information provided by MSAI.

  . Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. Market share for the deep discount brands increased 0.35 share points from 7.36% in the third quarter of 2002 to 7.71% in the third quarter of 2003, as estimated by MSAI. In addition, deep discount price brands increased their market share for the nine months ended September 30, 2003 by 0.90 share points to 7.84% as compared to the prior year's period. Lorillard's focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

  . Increases in industry-wide promotional expenses and sales incentives implemented in response to declining unit volume, state excise tax increases and increased competition among the four largest cigarette manufacturers, including Lorillard, and smaller participants who have gained market share in recent years, principally in the deep-discount cigarette segment. As a result of increased competition based on the retail price of brands and the related increased market share of deep discounters described in the immediately preceding bullet, the ability of Lorillard and the other major manufacturers to raise prices has been adversely affected. In light of this environment, Lorillard has not increased its wholesale prices since March of 2002. Certain manufacturers have reduced the list prices of many of their brands, including Lorillard in the case of Maverick, at the wholesale level. Increases by manufacturers in wholesale and retail price promotional allowances also effectively reduce the prices of many key brands. On May 5, 2003, Lorillard lowered the wholesale list price of its discount brand, Maverick, by $55.00 per thousand cigarettes ($1.10 per pack of 20 cigarettes) in an effort to reposition the brand to be more competitive in the deep discount cigarette segment. Certain of Lorillard's major competitors continue to promote their products through the use of restrictive merchandising programs that Lorillard believes impede its ability to compete for shelf space in retail outlets and make it difficult to effectively communicate its promotions to consumers. Profits per pack of cigarettes for all of the major cigarette manufacturers, including Lorillard, have been negatively impacted by these wholesale price reductions and/or increased wholesale and retail price promotions.

  . Continuing increases in state excise taxes on cigarette sales in the third quarter of 2003, ranging from $0.10 per pack to $0.70 per pack in nine states, as well as proposals for additional increases in federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

  . Increases in actual and proposed state and local regulation of the tobacco industry relating to the manufacture, sale, distribution, advertising, labeling and use of tobacco products and government restrictions on smoking, including enacted and proposed regulations in some states with respect to mandatory disclosure of ingredients and enacted legislation in New York State requiring that all cigarettes sold in that state be designed to have reduced ignition propensity.

  .  Substantial and increasing regulation of the tobacco industry and governmental restrictions on smoking, including recent proposals to enact legislation to grant the Food and Drug Administration ("FDA") authority to regulate tobacco products under the Federal Food, Drug and Cosmetic Act. The FDA proposals would, among other things, increase federal regulation of the manufacture, sale, distribution, advertising and labeling of cigarettes and would permit state regulation of labeling and advertising. Proposals have also been introduced to end the federal price support and quota system for tobacco growers and to compensate the growers with payments to be funded by a fee, tax or other charge on tobacco products to be paid by tobacco manufacturers. Recently, efforts have been made to link the new FDA proposals with the buy-out of the federal tobacco price support and quota system, which is intended to increase the likelihood of the passage of both the FDA proposals and the buy-out.

  . Increasing sales of counterfeit cigarettes in the United States, which adversely impact sales by the manufacturer of the counterfeited brands and potentially damage the value and reputation of those brands.

  See Part II, Item 1 - Legal Proceedings and Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Report for information with respect to the Engle action and other litigation against cigarette manufacturers and the State Settlement Agreements.

Loews Hotels

  Revenues increased by $4.1 and $11.2 million, or 6.6% and 5.5%, and income from continuing operations increased by $0.5 and $0.8 million, respectively, for the three and nine months ended September 30, 2003 as compared to the corresponding periods of the prior year.

  Revenues increased for the three and nine months ended September 30, 2003, as compared to 2002, due primarily to an increase in revenue per available room, higher other hotel operating revenues, and for the nine month period, an increase in equity income from the Universal Orlando properties reflecting the opening of the Royal Pacific Hotel. Revenue per available room increased by $9.92 and $2.87, or 8.8% and 2.4%, to $122.79 and $124.80, respectively, due to increased occupancy and average room rates.

  Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues include, among other items, guest charges for food and beverages, telecommunication services, garage and parking fees.

  Net income for the three and nine month periods ended September 30, 2003 includes a gain from the sale of the Metropolitan Hotel. Discontinued operations, net includes a gain of approximately $56.7 million ($90.3 million pretax) from the sale of this property. Income from continuing operations increased for the three and nine month periods ended September 30, 2003 due to the improvement in revenue per available room discussed above, partially offset by higher operating costs, advertising and selling expenses.

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

  Revenues decreased by $1.3 and $89.1 million, or 0.7% and 15.0%, and net income decreased by $7.9 and $39.7 million for the three and nine months ended September 30, 2003, as compared to the corresponding periods of the prior year. Revenues for the three and nine months ended September 30, 2003 decreased due primarily to losses on sales of marketable securities, as compared to gains in the prior year, reduced investment income, and for the nine month period, lower contract drilling revenues of $75.7 million. The lower revenues for the three month period were partially offset by increased revenues related to reimbursable expenses.

  Revenues from high specification floaters and other semisubmersible rigs decreased by $0.8 and $64.0 million, or 0.4% and 10.8%, for the three and nine months ended September 30, 2003, as compared to the corresponding periods of the prior year. The decrease reflects a decline in dayrates of $17.7 million, partially offset by increased utilization of $6.5 million and revenues generated by the recent additions of the Ocean Patriot and the Ocean Rover amounting to $10.4 million for the three months ended September 30, 2003. The decrease in revenues for the nine months ended September 30, 2003 is due to decreased dayrates of $69.4 million and decreased utilization of $11.3 million, partially offset by revenues generated by the Ocean Rover, Ocean Patriot and the Ocean Vanguard of $16.7 million.

  Revenues from jack-up rigs increased $4.3 million, or 2.3%, for the three months ended September 30, 2003 due primarily to increased dayrates of $3.7 million as compared to the corresponding period of 2002. Revenues from jack-ups decreased $5.4 million, or 0.9%, for the nine months ended September 30, 2003 due primarily to decreased utilization of $4.8 million as compared to the corresponding period of 2002.

  Investment income decreased by $3.9 and $13.7 million, or 58.8% and 57.2%, for the three and nine months ended September 30, 2003, primarily due to lower yields on cash and marketable securities and reduction in marketable securities held for the three and nine months ended September 30, 2003, compared to the corresponding periods of 2002.

  Net income decreased due primarily to the losses on sales of marketable securities, lower investment income, increased contract drilling expenses and, for the nine months ended September 30, 2003, lower contract drilling revenues, partially offset by a reduction in depreciation expense related to a change in the estimated useful lives and salvage values of Diamond Offshore's drilling rigs.

Texas Gas

  Revenues and net income for the three and nine months ended September 30, 2003 reflect operations from May 17, 2003, the date of acquisition. See Note 9 of the Notes to Consolidated Condensed Financial Statements.

Bulova

  Revenues decreased by $3.6 and $2.9 million, or 8.7% and 2.5%, for the three and nine months ended September 30, 2003 as compared to the corresponding periods of the prior year. Net income decreased by $0.7 million, or 30.4%, for the three months ended September 30, 2003 and remained unchanged for the nine months ended September 30, 2003, as compared to the corresponding periods of the prior year.

  Net sales decreased $3.8 and $2.2 million, or 9.2% and 1.9%, for the three and nine months ended September 30, 2003, as compared to the corresponding periods of the prior year. The decrease in sales for the three months ended September 30, 2003 is primarily attributable to a decline in watch and clock unit volume, and a decrease in watch unit selling prices, partially offset by an increase in clock unit selling prices, as compared to the corresponding period of the prior year. The decrease in sales for the nine months ended September 30, 2003 is attributable to lower watch and clock unit sales volume, partially offset by a higher watch and clock unit selling prices, as compared to the corresponding period of the prior year.

  Net income for the three months ended September 30, 2003 decreased primarily due to the decline in net sales discussed above. Net income for the nine months ended September 30, 2003 remained relatively the same due primarily to a lower effective tax rate reflecting a settlement of prior years' franchise taxes, partially offset by decreased net sales.

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

  Exclusive of investment gains (losses), revenues decreased by $2.9 and $24.1 million and net loss increased by $0.7 and $7.3 million for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods of the prior year.

  Revenues decreased for the three and nine months ended September 30, 2003 due primarily to lower investment income of $8.3 and $29.6 million, partially offset by improved results from shipping operations of $4.9 and $0.9 million. Net loss increased due to reduced investment income of $5.6 and $14.3 million, partially offset by improved results from shipping operations of $3.2 and $0.6 million for the three and nine months ended September 30, 2003, respectively. The decline in investment income is primarily due to lower yields on invested balances and a reduced investment portfolio reflecting the $527.3 million cash outlay in May of 2003 to acquire Texas Gas.

  The components of investment gains (losses) included in Corporate operations are as follows:


                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
------------------------------------------------------------------------------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Derivative instruments                        $  27.7        $  (16.3)   $  10.1       $  (19.5)
Equity securities, including short positions     22.2           (53.0)      30.8          (90.3)
Short-term investments                          (14.8)           42.9      (21.5)          67.0
Other                                           (19.9)           29.0        6.9           35.2
------------------------------------------------------------------------------------------------
                                                 15.2             2.6       26.3           (7.6)
Income tax (expense) benefit                     (5.3)           (1.7)      (9.1)           1.8
Minority interest                                 1.9            (6.6)       2.2          (10.3)
------------------------------------------------------------------------------------------------
Net gain (loss)                               $  11.8        $   (5.7)   $  19.4       $  (16.1)
================================================================================================

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

  The principal operating cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the nine months ended September 30, 2003, net cash provided by operating activities was $1,481.5 million as compared with $806.9 million for the same period in 2002. The increase in cash provided by operating activities related primarily to a decrease in paid claims and increased net premium collections in 2003 as compared with 2002.

  Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

  For the nine months ended September 30, 2003, net cash used by investing activities was $1,270.2 million as compared with net cash used by investing activities of $635.4 million for the same period in 2002. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

  Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

  For the nine months ended September 30, 2003, net cash used by financing activities was $159.6 million as compared with $55.3 million for the same period in 2002. Cash flows used by financing activities were related principally to repayment of debt.

  CNA is closely monitoring the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables. As of October 3, 2003, CNA has paid $546.0 million in claims and recovered $364.0 million from reinsurers.

  CNA's initial estimated gross pretax losses for the WTC event were $1,648.0 million pretax ($958.3 million after tax and minority interest). Net pretax losses before the effect of corporate aggregate reinsurance treaties were $727.0 million. Approximately 1.0%, 60.0% and 33.0% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A.

Debt Financing

  CNA has a shelf Registration Statement on Form S-3 registering the future sale of up to $549.0 million of debt and/or equity securities, which was declared effective by the Securities and Exchange Commission.

  See the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a detailed discussion of the Company's debt.

  During the first quarter of 2003, The Continental Corporation
("Continental"), a wholly owned subsidiary, repaid its $128.0 million, 7.250% Senior Note, due March 1, 2003.

  CNA pays a facility fee to the lenders for having funds available for loans under the credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of CNA. At September 30, 2003 and December 31, 2002, the facility fee was 17.5 basis points.

  CNA pays interest on any outstanding debt/borrowings under the facility based on a rate determined using the long term debt ratings of CNA. The interest rate is equal to LIBOR plus 57.5 basis points. Further, if CNA has outstanding loans greater than 50.0% of the amounts available under the facility, CNA will also pay a utilization fee of 12.5 basis points on such loans. At September 30, 2003 and December 31, 2002, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.1% and 2.3%.

  A Moody's downgrade of the CNA senior debt rating from Baa2 to Baa3 would increase the facility fee from 17.5 basis points to 25.0 basis points. The applicable interest rate would increase from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee would remain unchanged on the facility at 12.5 basis points.

  CNA Surety Corporation ("CNA Surety"), a 64.0% owned and consolidated subsidiary of CNA, pays interest on any outstanding borrowings under its credit agreement based on an applicable margin determined by the amount of leverage of CNA. The current interest rate on any borrowings under the facility is LIBOR plus the applicable margin. The margin on the term loan was
62.5 basis points. The margin on the revolving loan was 90.0 basis points. In addition, CNA Surety pays a facility fee that is currently 35.0 basis points. If the utilization of the credit facility is greater than 50.0% of the amount available under the facility, an additional fee of 5.0 basis points will be incurred. At September 30, 2003, the aggregate commitment of the term loan component of the credit agreement was reduced by $5.0 million to an aggregate commitment of $20.0 million. Effective January 30, 2003, CNA Surety entered into an interest rate swap on the term loan portion of its credit agreement, which uses the 3-month LIBOR to determine the swap increment. As a result, the term loan effective interest rate on September 30, 2003 was 2.8%. At September 30, 2003, the weighted-average interest rate on the $50.0 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.7%. At December 31, 2002, the weighted-average interest rate on the $60.0 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.0%. At September 30, 2003 and December 31, 2002, CNA Surety was in compliance with all restrictive debt covenants, except for the fixed charge coverage ratio for the period ended September 30, 2003. The lenders have waived compliance with this covenant with respect to the period ending September 30, 2003 and have amended the 2002 Credit Facility to replace the fixed charge coverage ratio for the next three quarters with a minimum earnings before interest, income taxes, depreciation and amortization requirement.

  See Note 13 of the Notes to the Consolidated Condensed Financial Statements for information related to CNA's commitments and contingencies. The impact of these commitments and contingencies should be considered when evaluating CNA's liquidity and capital resources.

Regulatory Matters

  CNA has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. Once completed, the plan will consolidate CNA's U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. Under the plan, CNA will implement, in the fourth quarter of 2003, a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the CIC Group's net insurance risks to CCC. The ownership of the CIC Group will be moved under CCC in the fourth quarter of 2003 in order to properly align the insurance risks with the supporting capital. Additionally, CNA will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which such entities are domiciled. In order to facilitate the execution of this plan, CNA, CCC and CIC have agreed to cooperate with a working group of the National Association of Insurance Commissioners.

  In connection with the approval process for aspects of the reorganization plan, CNA has agreed to undergo a state regulatory financial examination of CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. CCC is also scheduled to undergo its routine state regulatory financial examination as of December 31, 2003.

  CNA has also agreed that any proceeds from the sale of any member of the CIC pool, net of transaction expenses, will be retained in CIC or one of its subsidiaries until the dividend stipulation discussed below expires.

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

  Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the "Department"), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2003, CCC's earned surplus is in a positive earned surplus position, thereby enabling CCC to pay approximately $72.0 million of dividend payments during the remainder of 2003 that would not be subject to the Department's prior approval. CNA's scheduled debt service payments for the fourth quarter of 2003 are expected to be paid with CNA's available cash. However, as a result of the fourth quarter 2003 implementation of the 100% quota share reinsurance agreement, which is effective January 1, 2003, whereby CCC will assume 100% of the CIC Group's net insurance risks, including its 2003 underwriting activity, CNA expects that CCC will be in a negative earned surplus position as of December 31, 2003. CNA expects CCC to receive prior approval for dividends to fund CNA's debt service and principal repayment in 2004.

  As a result of the ownership change of the CIC Group under CCC in the fourth quarter, no dividends will be paid to CNA from the CIC Group companies. In addition, by agreement with the New Hampshire Insurance Department, the CIC Group will not pay dividends to CCC until after January 1, 2006.

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

  The actions that can be taken by rating agencies are changes in ratings or modifiers. "On Review," "Credit Watch" and "Rating Watch" are modifiers used by the ratings agencies to alert those parties relying on CNA's ratings of the possibility of a rating change in the near term. Modifiers are utilized when the agencies are uncertain as to the impact of a Company action or initiative, which could prove to be material to the current rating level. Modifiers are generally used to indicate a possible change in rating within 90 days.

  On November 12, 2003, in response to CNA's earnings and capital plan announcement the rating agencies took various rating actions on CNA. A.M. Best affirmed the existing CNA insurance financial strength and debt ratings with a negative outlook. S&P retained the current rating levels and the existing Credit Watch with negative implications status across all insurance financial strength and debt ratings. Moody's affirmed CNA's Property and Casualty insurance financial strength ratings and lowered CAC/VFL insurance financial strength ratings to Baa1. Moody's has also affirmed Continental's debt ratings but has lowered CNA's debt rating to Baa3. All of the Moody's ratings have a negative outlook. Fitch has affirmed CNA's existing insurance financial strength and senior debt ratings and placed the Property and Casualty companies and debt ratings on negative outlook. Fitch has also retained the Rating Watch Negative status on the Life and Group companies.

  The Institutional Markets business unit, which provides investment products to pension plan sponsors and other institutional customers, is most significantly impacted by the Moody's downgrade of CAC/VFL, however, the Company does not expect the downgrade to have a significant impact on its results of operations or liquidity.

  The table below reflects the various group ratings issued by A.M. Best, S&P, Moody's and Fitch as of November 12, 2003 for the Property and Casualty and Life and Group companies. The table also includes the ratings for CNA's senior debt and Continental senior debt.


                          Insurance Financial Strength Ratings                 Debt Ratings
------------------------------------------------------------------------------------------------
                        Property and Casualty        Life & Group            CNA     Continental
------------------------------------------------------------------------------------------------
                           CCC         CIC                                  Senior      Senior
                          Group       Group       CAC/VFL       CNAGLA       Debt        Debt
------------------------------------------------------------------------------------------------

A.M. Best                  A             A           A             A          bbb        bbb-
Fitch                      A-            A-          A+            A          BBB-       BBB-
Moody's                    A3            A3          Baa1*         NR         Baa2       Baa3
S&P                        A-            A-          A             NR         BBB-       BBB-

NR = Not Rated

  All modifiers for the insurance financial strength and debt ratings as evaluated by S&P are Credit Watch with negative implications.

  *Continental Assurance Corporation ("CAC") and Valley Forge Life Insurance Company ("VFL") are rated separately by Moody's and both have a Baa1 rating.

  If CNA's insurance financial strength ratings were downgraded, CNA's business and the Company's results of operations could be materially adversely affected. The severity of the impact on CNA's business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrading would be the inability to obtain business from certain major insurance brokers, the inability to sell CNA's insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

  CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if CNA's ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA's November 12, 2003 ratings.

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

  On May 21, 2003 the Florida Third District Court of Appeal vacated the judgment entered in favor of a class of Florida smokers in the case of Engle
v. R.J. Reynolds Tobacco Co., et al. The judgment reflected an award of punitive damages to the class of approximately $145.0 billion, including $16.3 billion against Lorillard. The court of appeals also decertified the class ordered during pre-trial proceedings. Plaintiffs are seeking review of the case by the Florida Supreme Court. The Company and Lorillard believe that the panel's decision should be upheld on further appeals.

  Except for the impact of the State Settlement Agreements as described in
Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the consolidated condensed financial statements for any unfavorable outcome. It is possible that the Company's results of operations, cash flows and its financial position could be materially adversely affected by an unfavorable outcome of certain pending litigation.

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. Lorillard's cash payment under the State Settlement Agreements in the first nine months of 2003 was approximately $628.0 million. In 2003, Lorillard anticipates its total payments under the State Settlement Agreements will range from $750.0 to $800.0 million in accordance with the terms of those agreements.

  See Part II, Item 1 - Legal Proceedings and Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for additional information regarding this settlement and other litigation matters.

  In 1977, Lorillard sold substantially all of its cigarette trademarks outside of the United States and the international business associated with those brands. Lorillard received notice from Brown & Williamson Tobacco Corporation ("B&W"), a successor to the purchaser, that sought indemnity under certain provisions of the 1977 agreement with respect to suits brought by various foreign jurisdictions, and certain cases brought in foreign countries by individuals concerning periods prior to June 1977 and during portions of 1978. In 2003, Lorillard entered into a settlement agreement with B&W and paid $28.0 million to B&W for a release of all indemnity obligations and for the agreement by B&W and its affiliates to terminate all rights to use the Lorillard name within 18 months.

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

  Lorillard's marketable securities totaled $1,978.4 and $1,640.7 million at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, fixed maturity securities represented 91.4% of the total investment in marketable securities, including 27.6% invested in Treasury Bills with an average duration of approximately 3 months, 34.3% invested in overnight repurchase agreements and 38.1% invested in money market accounts.

  The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard's operating activities resulted in a net cash inflow of approximately $869.7 million for the nine months ended September 30, 2003, compared to $681.6 million for the corresponding period of the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Loews Hotels

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

  In July of 2003 Loews Hotels sold a New York City property, the Metropolitan Hotel, and realized a gain of $56.7 million after taxes.

Diamond Offshore

  At September 30, 2003, Diamond Offshore's cash and marketable securities totaled $581.1 million, down from $812.5 million at December 31, 2002. Cash generated by a net loss adjusted for non-cash items, including depreciation, for the nine months ended September 30, 2003 decreased $181.8 million primarily due to a decline in results of operations in 2003, as compared to the prior year.

  In March of 2003, Diamond Offshore completed the acquisition of the third-generation semisubmersible drilling rig, Omega, renamed the Ocean Patriot for $65.0 million. Diamond Offshore capitalized $63.5 million to rig equipment and recorded $1.5 million to rig inventory.

  Diamond Offshore expects to spend approximately $110.0 million for rig upgrade capital expenditures during 2003 for the completion of the Ocean Rover upgrade ($68.0 million) and three remaining jack-up upgrades ($42.0 million). During the first nine months of 2003, Diamond Offshore spent $96.1 million, including capitalized interest expense, for rig upgrades. These expenditures were for the deepwater upgrade of the Ocean Rover ($67.5 million), and upgrades to three of Diamond Offshore's jack-ups ($28.6 million). Two of these upgrades were completed in the first half of 2003 and one is expected to be completed during the fourth quarter of 2003.

  The upgrade of the Ocean Rover, which began in January of 2002, was completed early in July of 2003 on time and under budget. The project, originally budgeted to cost $200.0 million was completed for approximately $189.0 million. The rig commenced its contract with Murphy Sabah Oil Company, Ltd. on July 10, 2003 for a minimum three well drilling program offshore Malaysia.

  Diamond Offshore has budgeted approximately $100.0 to $110.0 million in 2003 for capital expenditures associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements. During the nine months ended September 30, 2003, Diamond Offshore spent $81.3 million in association with its ongoing rig equipment replacement and enhancement programs and to meet other corporate requirements.

  On October 16, 2003, Diamond Offshore announced that its quarterly cash dividend effective December 1, 2003, will be $0.0625 per share of common stock. The dividend rate for previous quarters this year was $0.125 per share of common stock. Diamond Offshore elected to reduce the dividend rate in order to help maintain its strong liquidity position in light of recent earnings declines.

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

Texas Gas

  In May of 2003, the Company acquired Texas Gas from The Williams Companies, Inc. The transaction value was approximately $1.05 billion, which included $250.0 million of existing Texas Gas debt. The Company funded the approximately $802.3 million balance of the purchase price, including transaction costs and closing adjustments, with $528.3 million of its available cash and $275.0 million of proceeds from an interim loan incurred at the subsidiary level.

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

Bulova

  At September 30, 2003, Bulova's cash and marketable securities totaled $7.6 million, down from $10.2 million at December 31, 2002. Bulova does not currently expect to incur any material capital expenditures.

  Bulova and the Company have a credit agreement, which provides for unsecured loans to Bulova by the Company from time to time, in principal amounts aggregating up to $50.0 million. In September of 2003, Bulova borrowed $8.0 million under this agreement. The interest rate for amounts outstanding under the credit agreement is a fixed rate equal to the six-month LIBOR in effect on the date Bulova requests the loan, plus 250 basis points (2.5%). The effective rate for the balance outstanding at September 30, 2003 was 3.68%. The credit agreement has been periodically extended and currently expires on December 31, 2005. Funds from the credit agreement have been utilized to fund working capital requirements, related primarily to inventory purchases. Bulova may require additional working capital advances under this credit agreement for its international expansion efforts.

Majestic Shipping

  As previously reported in the Company's 2002 Annual Report on Form 10-K, in 2002 and 2003, subsidiaries of Hellespont acquired four new supertankers for approximately $370.8 million. Hellespont issued to Majestic a $57.5 million promissory note. The principal amount that is outstanding is $51.1 million as of September 30, 2003. The ships were financed by bank debt of up to $200.0 million, guaranteed by Hellespont. As of September 30, 2003, $197.0 million principal amount of this debt was outstanding. The Company has agreed to provide credit support for this bank debt by making available to the borrowers an operating cash flow credit facility of up to an aggregate amount of $25.0 million, none of which is outstanding.

Corporate

  The parent company's cash and investments at September 30, 2003 totaled $2.1 billion, as compared to $2.3 billion at December 31, 2002. The decline was primarily due to a cash outlay of approximately $528.3 million to purchase Texas Gas in May of 2003, partially offset by dividends received from its subsidiaries.

  The Company has been a major source of capital for CNA's liquidity and capital resource needs. For information with respect to capital support aggregating up to $1.4 billion committed by Loews in the fourth quarter of 2003, see Consolidated Financial Results - Capital Plan.

  In December of 2002, the Company purchased from CNA $750.0 million of CNA series H cumulative preferred stock (the "Preferred Issue"). CNA used $250.0 million of the proceeds from the Preferred Issue to prepay a $250.0 million one-year bank term loan due April 29, 2003 and an additional $250.0 million was contributed to CCC to improve its statutory surplus.

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

  As of September 30, 2003, there were 185,447,050 shares of Loews common stock outstanding and 39,910,000 shares of Carolina Group stock outstanding. Depending on market conditions, the Company from time to time may purchase shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

  The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth.

INVESTMENTS

Insurance

  The significant components of CNA's investment income are presented in the following table:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
---------------------------------------------------------------------  -------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities                     $  412.0       $  461.0    $1,254.0      $1,404.0
Short term investments                            14.0           17.0        46.0          44.0
Limited partnerships                              61.0          (72.0)      159.0         (28.0)
Equity securities                                  4.0           10.0        13.0          25.0
Interest on funds withheld and other deposits   (148.0)         (53.0)     (288.0)       (168.0)
Other                                             20.0           22.0        63.0          62.0
------------------------------------------------------------------------------------------------
Gross investment income                          363.0          385.0     1,247.0       1,339.0
Investment expense                               (11.0)         (21.0)      (36.0)        (47.0)
------------------------------------------------------------------------------------------------
Investment income, net of expense             $  352.0       $  364.0    $1,211.0      $1,292.0
================================================================================================

  CNA experienced lower net investment income for the three and nine months ended September 30, 2003 as compared with the same periods in 2002. The decreases were due primarily to lower investment yields on fixed maturity securities and increased interest costs on funds withheld and other deposits. The interest costs on funds withheld and other deposits increased principally as a result of additional cessions to the corporate aggregate reinsurance and other treaties due to adverse reserve development recorded in the three and nine months ended September 30, 2003. These decreases were partially offset by increased limited partnership income, which increased as a result of improving equity markets and favorable conditions in the fixed income markets. See the Reinsurance section of this MD&A for further discussion of CNA's aggregate reinsurance treaties.

  The bond segment of the investment portfolio yielded 5.3% and 6.0% for the nine months ended September 30, 2003 and 2002.

  The components of net realized investment gains (losses) are presented in the following table:


                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
---------------------------------------------------------------------  -------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
  U.S. Government bonds                       $ (145.5)      $  214.2     $ (70.2)      $ 263.2
  Corporate and other taxable bonds              176.6         (165.3)      302.9        (414.4)
  Tax-exempt bonds                               (15.5)          41.5        79.0          57.2
  Asset-backed bonds                              16.4           13.7        57.9          41.7
  Redeemable preferred stock                      (3.3)         (12.8)      (13.7)        (27.9)
------------------------------------------------------------------------------------------------
Total fixed maturity securities                   28.7           91.3       355.9         (80.2)
Equity securities                                 30.4          (16.7)       88.5          32.3
Derivative securities                             84.5          (43.9)        7.8         (77.9)
Other invested assets                             22.7            0.2        25.7          (3.6)
Allocated to participating policyholders'
  and minority interest                           (2.0)          (7.0)       (1.0)         (8.0)
-----------------------------------------------------------------------------------------------
Total investment gains (losses)                  164.3           23.9       476.9        (137.4)
Income tax (expense) benefit                     (59.1)          (7.5)     (165.3)         50.9
Minority Interest                                (10.5)          (1.6)      (30.4)          9.6
------------------------------------------------------------------------------------------------
Net realized investment gains (losses)        $   94.7       $   14.8     $ 281.2      $  (76.9)
================================================================================================

  Net realized investment results increased $79.9 million (after tax and minority interest) for the three months ended September 30, 2003 as compared with the same period in 2002. This change was due primarily to a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities and increased realized gains related to derivative securities. Partially offsetting these increases were decreased realized results from the sales of fixed maturity securities. Impairment losses of $9.0 million (after tax and minority interest) were recorded primarily in the forestry sector for the three months ended September 30, 2003. Impairment losses of $129.6 million (after tax and minority interest) were recorded primarily in the communications sector for the same period in 2002.

  Net realized investment results increased $358.1 million (after tax and minority interest) for the nine months ended September 30, 2003 as compared with the same period in 2002. This change was due primarily to a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities and increased realized results related to fixed maturity and derivative securities. Impairment losses of $176.4 million (after tax and minority interest) were recorded across several sectors, including the airline, healthcare and energy industries, for the nine months ended September 30, 2003. Impairment losses of $309.0 million (after tax and minority interest) were recorded primarily in the communications sector for the same period in 2002.

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

  The following table provides further detail of gross realized gains and gross realized losses on fixed maturity securities and equity securities:


                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
---------------------------------------------------------------------  -------------------------
                                                2003            2002       2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
Gross realized gains                          $  361.0       $  368.0    $  1,056.0    $  725.0
Gross realized losses                            332.0          277.0         700.0       805.0
------------------------------------------------------------------------------------------------
Net realized gains (losses) on fixed
  maturity securities                             29.0           91.0         356.0       (80.0)
------------------------------------------------------------------------------------------------
Equity securities:
Gross realized gains                              43.0          109.0         113.0       242.0
Gross realized losses                             12.0          126.0          24.0       210.0
------------------------------------------------------------------------------------------------
Net realized gains (losses) on equity
 securities                                       31.0          (17.0)         89.0        32.0
------------------------------------------------------------------------------------------------
Net realized gains (losses) on fixed
 maturity and equity securities               $   60.0       $   74.0    $    445.0    $  (48.0)
================================================================================================

  The following table provides details of the largest realized losses from sales of securities aggregated by issuer for the three and nine months ended September 30, 2003, including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also footnoted is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

                                                                Fair                  Months in
                                                               Value at              Unrealized
                                                               Date of      Loss     Loss Prior
Issuer Description and Discussion                               Sale       On Sale     To Sale
------------------------------------------------------------------------------------------------
(In millions)

Various securities issued by the United States Treasury (a)    $5,364.0   $ 157.0            0-6

A food retailer of supermarkets and discount stores in
 the U.S. and Europe. Also supplies food to
 institutional food service companies (b)                          34.0      12.0            0-6

A company which manufactures rubber and rubber-related
 chemicals. They also manufacture and distribute tires (c)         23.0       9.0  Various, 0-24

A company which provides wholesale financing and capital
 loans to auto retail dealerships and vehicle leasing
 companies (d)                                                    120.0       8.0  Various, 0-12

Issues and sells mortgage backed securities. Issuer was
 chartered by United States Congress to facilitate housing
 ownership for low to middle income Americans (e)                 841.0       7.0            0-6

A company which provides and operates a network of in-patient
 and outpatient surgery and rehabilitation facilities (f)          18.0       7.0  Various, 0-12
------------------------------------------------------------------------------------------------
Total                                                          $6,400.0    $200.0
================================================================================================

(a)  Volatility of interest rates prompted movement to other asset class.
(b) The issuer is under investigation for accounting fraud. Losses relate to trades that took place to reduce issuer exposure.
(c)  These losses relate to trades that took place to reduce issuer exposure.
(d) The issuer's financial condition is in good standing and is investment grade quality. A decision was made to reduce the portfolio's overall exposure to this issuer.
(e)  Volatility of interest rates prompted movement to other asset classes.
(f) The company is under investigation for accounting fraud and various security issues relating to management. These losses relate to trades that took place to reduce issuer exposure.

  Invested assets are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term could have a material adverse effect on the Company's results of operations or equity.

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

The decision to impair a security incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (1) the length of time and the extent to which the market value has been less than book value, (2) the financial condition and near term prospects of the issuer, (3) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (4) whether the debtor is current on interest and principal payments and (5) general market conditions and industry or sector specific factors. The Impairment Committee's decision to impair a security is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all of the factors considered above. For securities that are impaired, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Condensed Statements of Operations.

  Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying Consolidated Condensed Financial Statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

  The following table details the carrying value of CNA's general account investment portfolios:

                                                       September 30, 2003      December 31, 2002
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of
  government agencies                                  $ 1,628.0     4.3%     $ 1,376.0     3.9%
Asset-backed securities                                  7,469.0    19.7        8,208.0    23.2
States, municipalities and political subdivisions
  - tax-exempt                                           7,848.0    20.8        5,074.0    14.4
Corporate securities                                     7,589.0    20.1        7,591.0    21.5
Other debt securities                                    3,902.0    10.3        3,827.0    10.8
Redeemable preferred stock                                 118.0     0.3           69.0     0.2
Options embedded in convertible debt securities            193.0     0.5          130.0     0.4
------------------------------------------------------------------------------------------------
Total fixed maturity securities                         28,747.0    76.0       26,275.0    74.4
------------------------------------------------------------------------------------------------

Equity securities:
Common stock                                               440.0     1.2          461.0     1.3
Non-redeemable preferred stock                             135.0     0.3          205.0     0.6
------------------------------------------------------------------------------------------------
Total equity securities                                    575.0     1.5          666.0     1.9
------------------------------------------------------------------------------------------------

Short-term investments                                   7,044.0    18.7        7,008.0    19.9
Limited partnerships                                     1,213.0     3.2        1,060.0     3.0
Other investments                                          223.0     0.6          284.0     0.8
------------------------------------------------------------------------------------------------
Total general account investments                      $37,802.0   100.0%     $35,293.0   100.0%
================================================================================================

  CNA's general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, short-term securities municipal bonds and corporate bonds.

  Investments in the general account had a total net unrealized gain of $1,528.0 million at September 30, 2003 compared with $887.0 million at December 31, 2002. The net unrealized position at September 30, 2003 was composed of a net unrealized gain of $1,313.0 million for fixed maturities and a net unrealized gain of $215.0 million for equity securities. The net unrealized position at December 31, 2002 was composed of a net unrealized gain of $742.0 million for fixed maturities, a net unrealized gain of $147.0 million for equity securities and a net unrealized loss of $2.0 million for short-term securities.

  Unrealized gains (losses) on fixed maturity and equity securities are presented in the following tables:

                                                  Cost or                                 Net
                                                 Amortized       Gross Unrealized     Unrealized
                                                                 ----------------
September 30, 2003                                  Cost         Gains       Losses      Gain
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of
  government agencies                               $ 1,531.0    $  104.0    $  7.0    $   97.0
Asset-backed securities                               7,281.0       216.0      28.0       188.0
States, municipalities and political subdivisions
  -tax-exempt                                         7,732.0       170.0      54.0       116.0
Corporate securities                                  7,065.0       588.0      64.0       524.0
Other debt securities                                 3,520.0       405.0      23.0       382.0
Redeemable preferred stock                              112.0         7.0       1.0         6.0
Options embedded in convertible debt securities         193.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities                      27,434.0     1,490.0     177.0     1,313.0
------------------------------------------------------------------------------------------------

Equity securities:
Common stock                                            238.0       207.0       5.0       202.0
Non-redeemable preferred stock                          122.0        15.0       2.0        13.0
------------------------------------------------------------------------------------------------
Total equity securities                                 360.0       222.0       7.0       215.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity securities          $27,794.0    $1,712.0    $184.0    $1,528.0
================================================================================================

                                                  Cost or                                 Net
                                                 Amortized       Gross Unrealized     Unrealized
                                                                 ----------------

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
================================================================================================

  CNA's investment policies for the general account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  At September 30, 2003, the carrying value of the general account fixed maturities was $28,747.0 million, representing 76.0% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $1,313.0 million, comprised of $1,490.0 million in gross unrealized gains and $177.0 million in gross unrealized losses. Corporate bonds represented 36.2%, municipal securities represented 30.5%, other debt securities, which include public utility and foreign government bonds, represented 13.0%, and all other fixed maturity securities represented 20.3% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were consumer-cyclical/non-cyclical and financial, which represented 51.0% and 21.0% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

  If the deterioration for these holdings continues in future periods and CNA continues to hold these securities, CNA is likely to have additional impairments in the future.

  The following table provides the composition of fixed maturity securities with an unrealized loss in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities:

                                                              Percent of
                                                          --------------------
                                                          Market    Unrealized
September 30, 2003                                        Value        Loss
------------------------------------------------------------------------------

Due in one year or less                                     1.0%          1.0%
Due after one year through five years                       9.0          15.0
Due after five years through ten years                     17.0          17.0
Due after ten years                                        49.0          51.0
Asset-backed securities                                    24.0          16.0
------------------------------------------------------------------------------
Total                                                     100.0%        100.0%
==============================================================================

  The following tables summarize, for fixed maturity and equity securities in an unrealized loss position at September 30, 2003 and December 31, 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

                                                  September 30, 2003           December 31, 2002
------------------------------------------------------------------------------------------------
                                                                 Gross                   Gross
                                                 Estimated    Unrealized   Estimated  Unrealized
                                                 Fair Value      Loss      Fair Value    Loss
------------------------------------------------------------------------------------------------
(In millions)
Fixed maturity securities:
  Investment grade:
    0-6 months                                      $4,863.0     $ 103.0     $2,632.0   $ 100.0
    7-12 months                                         51.0         4.0        361.0      30.0
    13-24 months                                       153.0        10.0        163.0      21.0
    Greater than 24 months                              45.0         5.0        172.0      20.0
------------------------------------------------------------------------------------------------
  Total investment grade                             5,112.0       122.0      3,328.0     171.0
------------------------------------------------------------------------------------------------

  Non-investment grade:
    0-6 months                                         596.0        19.0        892.0     119.0
    7-12 months                                         56.0         4.0        473.0     115.0
    13-24 months                                       211.0        18.0        458.0     157.0
    Greater than 24 months                             115.0        14.0        169.0      73.0
------------------------------------------------------------------------------------------------
  Total non-investment grade                           978.0        55.0      1,992.0     464.0
-----------------------------------------------------------------------------------------------
Total fixed maturity securities                      6,090.0       177.0      5,320.0     635.0
------------------------------------------------------------------------------------------------

Equity securities:
  0-6 months                                            40.0         3.0        119.0      13.0
  7-12 months                                            7.0         2.0         79.0       9.0
  13-24 months                                          11.0         2.0          4.0
  Greater than 24 months                                 7.0                      4.0
------------------------------------------------------------------------------------------------
Total equity securities                                 65.0         7.0        206.0      22.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity securities          $6,155.0     $ 184.0     $5,526.0   $ 657.0
================================================================================================

  CNA's non-investment grade fixed maturity securities held as of September 30, 2003 that were in a gross unrealized loss position had a fair value of $978.0 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA's Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of September 30, 2003 and December 31, 2002.

                                        Fair Value as a Percentage of Book Value        Gross
                            Estimated   -----------------------------------------     Unrealized
September 30, 2003          Fair Value     90-99%     80-89%     70-79%     <70%         Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months                   $  596.0      $15.0      $ 3.0      $ 1.0                   $ 19.0
7-12 months                      56.0        1.0        3.0                                 4.0
13-24 months                    211.0        6.0       12.0                                18.0
Greater than 24 months          115.0        1.0        1.0        7.0      $ 5.0          14.0
------------------------------------------------------------------------------------------------
Total non-investment grade   $  978.0      $23.0      $19.0      $ 8.0      $ 5.0        $ 55.0
================================================================================================

                                        Fair Value as a Percentage of Book Value         Gross
                            Estimated   -----------------------------------------     Unrealized
December 31, 2002           Fair Value     90-99%     80-89%     70-79%     <70%         Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months                   $  892.0      $30.0      $28.0      $ 28.0     $ 33.0       $119.0
7-12 months                     473.0        9.0       12.0        24.0       70.0        115.0
13-24 months                    458.0        5.0       12.0        50.0       90.0        157.0
Greater than 24 months          169.0        2.0        6.0        15.0       50.0         73.0
------------------------------------------------------------------------------------------------
Total non-investment grade   $1,992.0      $46.0      $58.0      $117.0     $243.0       $464.0
================================================================================================

  The non-investment grade securities that were in an unrealized loss severity of less than 70.0% for greater than 24 months as of September 30, 2003 consisted of a consumer products - retail sector security which represented approximately 3.0% of the gross unrealized loss for the total fixed maturity portfolio.

  As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at September 30, 2003. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers' ability to meet current and future interest and principal payments, an evaluation of the issuers' financial condition and near term prospects, CNA's sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the market value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

  CNA's equity securities held as of September 30, 2003 that were in a gross unrealized loss position had a fair value of $65.0 million. CNA's Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the market value of the security.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 89.1% and 89.4% of which were rated as investment grade at September 30, 2003 and December 31, 2002.

  The following table summarizes the ratings of CNA's general account bond portfolio at carrying value.

                                                       September 30, 2003      December 31, 2002
------------------------------------------------------------------------------------------------
(In millions)

U.S. Government and affiliated agency
 securities                                            $ 2,674.0     9.3%     $ 1,908.0     7.3%
Other AAA rated                                         12,047.0    42.1       10,856.0    41.4
AA and A rated                                           5,880.0    20.5        5,730.0    21.9
BBB rated                                                4,921.0    17.2        4,930.0    18.8
Below investment-grade                                   3,107.0    10.9        2,782.0    10.6
------------------------------------------------------------------------------------------------
Total                                                  $28,629.0   100.0%     $26,206.0   100.0%
================================================================================================

  At September 30, 2003 and December 31, 2002, approximately 96.0% and 97.0% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor's ("S&P") or Moody's Investors Service ("Moody's"). The remaining bonds were rated by other rating agencies or CNA management.

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

  The carrying value of non-traded securities at September 30, 2003 was $262.0 million which represents 0.7% of CNA's total investment portfolio. These securities were in a net unrealized gain position of $51.0 million at September 30, 2003. Of the non-traded securities, 44.0% are priced by unrelated third party sources.

  The carrying value of non-traded securities at December 31, 2002 was $237.0 million which represents 0.7% of CNA's total investment portfolio. These securities were in a net unrealized loss position of $0.4 million at December 31, 2002. Of the non-traded securities, 78.0% are priced by unrelated third party sources.

  Included in CNA's general account fixed maturity securities at September 30, 2003 are $7,469.0 million of asset-backed securities, at fair value, consisting of approximately 52.0% in collateralized mortgage obligations ("CMOs"), 11.0% in corporate asset-backed obligations, 14.0% in U.S. Government agency issued pass-through certificates and 23.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

  Included in CNA's general account fixed maturity securities at December 31, 2002 are $8,208.0 million of asset-backed securities, at fair value, consisting of approximately 67.0% in CMO's, 11.0% in corporate asset-backed obligations, 7.0% in U.S. Government agency issued pass-through certificates and 15.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

  The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

                                                   September 30   December 31
                                                           2003          2002
------------------------------------------------------------------------------
(In millions)

Money market funds                                    $ 1,400.0     $ 2,161.0
Commercial paper                                        3,299.0       1,141.0
U.S. Treasury securities                                  969.0       2,756.0
Other                                                   1,376.0         950.0
------------------------------------------------------------------------------
Total short-term investments                          $ 7,044.0     $ 7,008.0
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

ACCOUNTING STANDARDS

  In July of 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. This SOP is effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-01 may not be applied retroactively to prior years' financial statements, and initial application should be as of the beginning of an entity's fiscal year. The Company will adopt SOP 03-01 as of January 1, 2004. The Company is in the process of evaluating the effect of SOP 03-01.

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

  . the impact of regular and ongoing insurance reserve reviews by CNA and ongoing state regulatory exams of CNA's primary insurance company subsidiaries, and CNA's responses to the results of those reviews and exams;

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

  . the possibility of further changes in CNA's ratings by ratings agencies, including the inability to obtain business from certain major insurance brokers, the inability to sell CNA's insurance products to certain markets, and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

  . the successful execution by CNA of its capital plan, including any sales or other dispositions of businesses and assets, expense reduction initiatives and planned changes in the ownership structure of certain insurance subsidiaries.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by the Company at September 30, 2003 and December 31, 2002, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at September 30, 2003 and December 31, 2002, with all other variables held constant.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on September 30, 2003 and December 31, 2002 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

  The Company's long-term debt, as of September 30, 2003 and December 31, 2002 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $401.3 and $374.6 million, respectively. A 100 basis point decrease would result in an increase in market value of $470.1 and $440.1 million, respectively.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at September 30, 2003 and December 31, 2002, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at September 30, 2003 and December 31, 2002.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure

                                        Fair Value Asset (Liability)         Market Risk
------------------------------------------------------------------------------------------------
                                      September 30     December 31  September 30     December 31
                                              2003            2002          2003            2002
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1)
  Equity securities                       $  295.7         $ 430.7      $ (74.0)     $  (108.0)
  Option - purchased                          26.8            23.7         12.0            3.0
         - written                            (4.5)          (19.2)        (2.0)           2.0
  Short sales                               (131.7)         (200.7)        33.0           50.0
  Separate accounts:
    Equity securities (a)                      0.2             6.3                        (2.0)
    Other invested assets                    385.1           326.5         (7.0)          (5.0)
Interest rate (2):
  Interest rate swaps                                         (7.1)                      (31.0)
  Separate accounts:
     Fixed maturities                        310.9           145.4          4.0            3.0
     Short-term investments                  271.7           166.6
Commodities:
  Gold (3):
      options - purchased                      0.4             0.6                        14.0
              - written                       (0.5)           (0.7)                      (20.0)
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

(a) In addition, the Separate accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(222.0) and $(151.0) at September 30, 2003 and December 31, 2002. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Category of risk exposure:

                                        Fair Value Asset (Liability)         Market Risk
------------------------------------------------------------------------------------------------
                                      September 30     December 31    September 30   December 31
                                              2003            2002            2003          2002
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1)
  Equity securities
    General accounts (a)                  $   574.5      $   666.1      $   (144.0)  $   (166.0)
    Separate accounts                         104.3          112.0           (26.0)       (28.0)
  Other invested assets                     1,425.8        1,157.6           (89.0)      (133.0)
  Separate accounts - Other invested
    assets                                    391.8          387.3           (98.0)       (97.0)
Interest rate (2):
  Fixed maturities (a) (b)                 28,859.2       27,433.7        (1,920.0)    (1,650.0)
  Short-term investments (a)               11,307.4       10,161.7            (6.0)        (6.0)
  Other assets                                235.0          263.0
  Other derivative securities                 (13.6)          18.0           (77.0)       (47.0)

  Separate accounts (a):
     Fixed maturities                       1,808.0        1,868.1          (114.0)       (96.0)
     Short-term investments                   160.4          109.5
  Long-term debt                           (6,018.0)      (5,558.0)
------------------------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a) Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(211.0) and $(148.0) at September 30, 2003 and December 31, 2002.

(b) Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(36.0) and $(24.0) at September 30, 2003 and December 31, 2002.

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

                              PART II.OTHER INFORMATION

Item 1.  Legal Proceedings

  1.  Insurance Related. Information with respect to insurance related legal
      -----------------
proceedings is incorporated by reference to Notes 7 and 12 of the Notes to Consolidated Condensed Financial Statements in Part I.

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

CLASS ACTIONS

  In the case of Baker v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 31, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Birchall v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed July 10, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Buffman v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 29, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Cahn v. United States, et al. (U.S. District Court, New Jersey, filed July 29, 2002), the court has dismissed the case and plaintiffs will not appeal.

  In the case of Deller v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 9, 2002), the court has denied plaintiff's motion for class certification.

  In the case of case of Eben v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 29, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida), the Florida Third District Court of Appeal reversed the judgment in favor of the plaintiffs, which included, among other things, an award of approximately $16.0 billion in punitive damages from Lorillard, and decertified the class. Plaintiffs are seeking review of the case by the Florida Supreme Court. See "Class Action Cases" above.

  In the case of Ellington v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed July 31, 2002), the court has denied plaintiff's motion for class certification.

  In the case of Gagne v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 29, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Garnier v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 29, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Ginsburg v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 6, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Goldfarb v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed July 25, 2002), the court has granted defendants' motion to deny class certification.

  In the case of case of Goodman v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 29, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Griffin v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 29, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Hamil v. Philip Morris Incorporated, et al (U.S. District Court, Nevada, filed September 6, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Huckeby v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 29, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Hudson v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 9, 2002), the court has denied plaintiff's motion for class certification.

  In the case of Alvah Lee v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 29, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Harold Lee v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 29, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Lowe v. Philip Morris Incorporated, et al. (Circuit Court, Multnomah County, Oregon, filed November 19, 2001), the court has granted from the bench defendants' motion to dismiss the complaint. As of November 1, 2003, an order reflecting the court's oral ruling had not been entered and the time for plaintiffs to notice an appeal, should they choose to seek appellate relief, had not expired.

  In the case of Martinez v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 4, 2002), the court has denied plaintiff's motion for class certification.

  In the case of Page v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 31, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Perry v. The American Tobacco Co., Inc., et al. (U.S. District Court, Eastern District, Tennessee, filed September 30, 1996), the U.S. Court of Appeals for the Sixth Circuit entered an order during 2003 that affirmed the order dismissing the case.

  In the case of Raimo v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 29, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Ramsden v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed September 6, 2002), the court has denied plaintiff's motion for class certification.

  In the case of Ramstetter v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 29, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Sampson v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed October 31, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the jury returned a verdict in the first phase of trial that resolved some of plaintiffs' claims in favor of the defendants but found in favor of the class as to certain other issues. The second phase of trial is scheduled to begin during December of 2003.

  In the case of Vandina v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed July 31, 2002), the court has granted defendants' motion to deny class certification.

  In the case of Vavrek v. Philip Morris Incorporated, et al. (U.S. District Court, Nevada, filed July 31, 2002), the court has granted defendants' motion to deny class certification.

The following Class Actions have been filed:

  The case of Jose Martinez v. Philip Morris Incorporated, et al. (U.S. District Court, Utah, filed January 7, 2003).

  The case of Charlene Brown v. Philip Morris Incorporated, et al. (U.S. District Court, Massachusetts, filed January 10, 2003).

REIMBURSEMENT CASES

Reimbursement Cases by U.S. Governmental Entities -

  In the case of City of St. Louis v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed November 16, 1998), trial has been continued to June of 2005.

Reimbursement Cases by Foreign Governments in U.S. Courts -

  In the case of City of Belford Roxo, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of City of Belo Horizonte, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of City of Carapicuiba, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of City of Duque de Caxias, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of City of Joao Pessoa, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of City of Jundiai, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of City of Mage, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed

May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of City of Nilopolis-RJ, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of City of Nova Iguacu, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of City of Rio de Janeiro, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of City of Sao Bernardo do Campo, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of The Republic of Belize v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed April 5, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of The Republic of Honduras v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed October 5, 2000), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of The Republic of Tajikistan v. Brooke Group Limited, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed January 24, 2001), the court granted defendants' motion for judgment on the pleadings. Plaintiff did not appeal. The Company was a defendant in this case.

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

  In the case of Russian Federation v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed August 28, 2000), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of State of Goias, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed October 10, 1999), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of State of Mato Grosso do Sul, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, July 19, 2000), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of State of Para, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of State of Parana, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of State of Pernambuco, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed December 28, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of State of Piaui, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed December 13, 2000), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of State of Rondonia, Brazil v. Philip Morris Companies, Inc., et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, filed May 8, 2001), plaintiff has voluntarily dismissed the case. The Company was a defendant in this case.

  In the case of State of Tocantins, Brazil v. Brooke Group Limited, et al. (Circuit Court, Miami-Dade County, Florida, filed October 1, 2000) the court granted defendants' motion for judgment on the pleadings. Plaintiff did not appeal. The Company was a defendant in this case.

Reimbursement Cases by Hospitals or Hospital Districts

  In the case of A.O. Fox Memorial Hospital v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, Nassau County, New York, filed April 17,
2000), the New York Court of Appeals denied plaintiffs' appeal from the rulings that dismissed the case in favor of the defendants.

  In the case of Jefferson County (Alabama) v. Philip Morris, Inc., et al. (U.S. District Court, Northern District, Alabama, filed October 10, 2002), the court granted defendants' motion to dismiss the case. Plaintiff did not appeal.

Reimbursement Cases by Private Companies and Health Plans -

  In the case of Group Health Plan, Inc., et al. v. Philip Morris Incorporated, et al. (U.S. District Court, Minnesota, filed March 11, 1998), the U.S. Court of Appeals for the Eighth Circuit affirmed in part the final judgment entered in favor of the defendants and remanded the case to the trial court for additional proceedings. Plaintiffs, however, voluntarily dismissed the case following remand.

Reimbursement Cases by Private Citizens -

  In the case of Mason v. The American Tobacco Company, et al. (filed in U.S. District Court, Northern District, Texas; transferred to U.S. District Court, Eastern District, New York, filed December 23, 1997), the U.S. Court of Appeals for the Second Circuit affirmed the judgment in favor of the defendants during October of 2003. Plaintiffs have filed a motion for reconsideration of the ruling. As of November 1, 2003, the Court of Appeals had not ruled on the motion for reconsideration.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits -

Description of Exhibit                                                 Number
----------------------                                                 ------

Certification dated November 14, 2003, by the Chief Executive Officer
of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)             31.1*

Certification dated November 14, 2003, by the Chief Financial Officer
of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)             31.2*

Certification dated November 14, 2003, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted
by Section 906 of the Sarbanes-Oxley Act of 2002)                        32.1*

Certification dated November 14, 2003, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002)                           32.2*

Tobacco Pending Litigation, incorporated herein by reference to
Exhibit 99.01 to Registrant's Report on Form 10-K for the year ended
December 31, 2002                                                        99.1

* Filed or furnished herewith

(b)  Current reports on Form 8-K -

  On August 7, 2003, Registrant filed a report on Form 8-K regarding the second quarter of 2003 earnings release for the Loews Corporation and the Carolina Group.

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

                                               LOEWS CORPORATION
                                               -------------------------------
                                               (Registrant)



Dated:  November 14, 2003                  By:  /s/ Peter W. Keegan
                                               -------------------------------
                                               PETER W. KEEGAN
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Duly authorized officer
                                               and principal financial
                                               officer)